Form 10-K
period 2009-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2010-02-23
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, par value $0.01 per share
6.1% Notes due October 1, 2041
Securities registered pursuant to Section 12(g) of the Act:

7.9% Notes due June 15, 2010	5.375% Notes due March 15, 2017
5.25% Notes due October 15, 2011	6.3% Notes due March 15, 2018
4.625% Notes due July 15, 2013	6.0% Notes due January 15, 2019
4.75% Notes due March 1, 2014	5.95% Notes due October 15, 2036
7.3% Debentures due November 1, 2015	8.125% Junior Subordinated Debentures due June 15, 2068
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $3.9 billion, based on the closing price of $11.87 per share of the Common Stock on the New York Stock Exchange on June 30, 2009.
As of February 15, 2010, there were outstanding 384,128,538 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Item	Description	Page

	Part I

1.	Business	5

1A.	Risk Factors	15

1B.	Unresolved Staff Comments	26

2.	Properties	26

3.	Legal Proceedings	26

4.	Submission of Matters to a Vote of Security Holders	26

	Part II

5.	Market for The Hartford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

6.	Selected Financial Data	29

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

7A.	Quantitative and Qualitative Disclosures About Market Risk	143

8.	Financial Statements and Supplementary Data	143

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	143

9A.	Controls and Procedures	143

9B.	Other Information	145

	Part III

10.	Directors, Executive Officers and Corporate Governance of The Hartford	145

11.	Executive Compensation	146

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	146

13.	Certain Relationships and Related Transactions, and Director Independence	148

14.	Principal Accounting Fees and Services	148

	Part IV

15.	Exhibits, Financial Statement Schedules	148

	Signatures	II-1

	Exhibits Index	II-2

Exhibit 10.10
Exhibit 10.16
Exhibit 10.17
Exhibit 12.01
Exhibit 21.01
Exhibit 23.01
Exhibit 24.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02
Exhibit 99.01
Exhibit 99.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. These important risks and uncertainties include:
•
significant risks and uncertainties related to the Company’s current operating environment, which reflects continued volatility in financial markets, constrained capital and credit markets and uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives and whether management’s initiatives to address these risks will be effective;

•
risks associated with our continued execution of steps to realign our business and reposition our investment portfolio, including the potential need to adjust our plans to take other restructuring actions, such as divestitures;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, as well as challenging or deteriorating conditions in key sectors such as the commercial real estate market, that have pressured our results and are expected to continue to do so in 2010;

•	volatility in our earnings resulting from our recent adjustment of our risk management program to emphasize protection of statutory surplus;
•
the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

•
risks to our business, financial position, prospects and results associated with downgrades in the Company’s financial strength and credit ratings or negative rating actions relating to our investments;

•
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for establishing valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims;
•	the possibility of a pandemic or other man-made disaster that may adversely affect the Company’s businesses and cost and availability of reinsurance;
•
weather and other natural physical events, including the severity and frequency of storms, hail, snowfall and other winter conditions, natural disasters such as hurricanes and earthquakes, as well as climate change, including effects on weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow;

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;
•	the possibility of unfavorable loss development;
•	actions by our competitors, many of which are larger or have greater financial resources than we do;
•	the costs, compliance and other consequences of the Company’s participation in the Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 and the eventual repayment thereof;
•	unfavorable judicial or legislative developments;

•
the potential effect of domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products;

•	the Company’s ability to distribute its products through distribution channels, both current and future;
•	the uncertain effects of emerging claim and coverage issues;
•	the ability of the Company’s subsidiaries to pay dividends to the Company;
•
the Company’s ability to effectively price its property and casualty policies, including its ability to obtain regulatory consents to pricing actions or to non-renewal or withdrawal of certain product lines;

•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;
•	the potential for difficulties arising from outsourcing relationships;
•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;
•	the impact of potential changes in accounting principles and related financial reporting requirements;
•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and
•	other factors described in such forward-looking statements.
Any forward-looking statement made by us in this document speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford” or the “Company”) is an insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products, individual life, group life and group disability insurance products, and property and casualty insurance products in the United States of America. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. The Hartford writes its business primarily in the United States of America. During the second quarter of 2009, the Company acquired Federal Trust Corporation and became a savings and loan holding company. At December 31, 2009, total assets and total stockholders’ equity of The Hartford were $307.7 billion and $17.9 billion, respectively.
Organization
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to consumers and businesses. The Company is continuously seeking to develop and expand its distribution channels, achieving cost efficiencies through economies of scale and improved technology, and capitalizes on its brand name and The Hartford Stag Logo, one of the most recognized symbols in the financial services industry.
As a holding company that is separate and distinct from its subsidiaries, The Hartford Financial Services Group, Inc. has no significant business operations of its own. Therefore, it relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in the Capital Resources and Liquidity section of Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to series of The Hartford Mutual Funds, Inc.; The Hartford Mutual Funds II, Inc.; and The Hartford Income Shares Fund, Inc. (collectively, “mutual funds”), consisting of 52 mutual funds and 1 closed-end fund, as of December 31, 2009. The Company charges fees to these funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The Company, through its wholly-owned subsidiaries, also provides investment management and administrative services (for which it receives revenue) for 18 mutual funds established under the laws of the Province of Ontario, Canada, and registered with the Ontario Securities Commission.
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
The following is a discussion of Life and Property & Casualty operations, including principal products, distribution, and competition. For financial disclosures on revenues by product, profit and loss, and assets for each reporting segment, see Note 3 of the Notes to Consolidated Financial Statements.
Life Segments
Life is organized into six reporting segments, Retail Products Group (“Retail”), Individual Life, Group Benefits, Retirement Plans, International and Institutional Solutions Group (“Institutional”). Life’s Other category includes: leveraged private placement life insurance; corporate items not directly attributable to any of its reporting segments; the mark-to-mark adjustment for international variable annuity account assets that are classified as equity securities, trading, and related change in interest credited; and intersegment eliminations.
For disclosures of assets under management, account values, fully insured ongoing premiums, life insurance in-force and net investment spread, see Part II, Item 7, MD&A, Key Performance Measures and Ratios and the respective segment discussions. Life provides investment products for approximately 7 million customers; life insurance for approximately 753,000 customers, group benefits products for millions of individuals, and maintains in-force annuity products for approximately 485,000 International customers.

Life Principal Products
Retail provides variable and fixed individual annuities with living and death benefit guarantees, mutual funds and 529 plans in the United States. In October 2009, the Company launched a new variable annuity product designed to meet customer needs for growth and income within the risk tolerances of The Hartford which is replacing its guaranteed minimum withdrawal benefit product.
Individual Life provides variable universal life, universal life, interest sensitive whole life and term life insurance products to affluent, emerging affluent and business life insurance clients.
Group Benefits provides group life, accident and disability coverage, group retiree health and voluntary benefits to individual members of employer groups, associations, affinity groups and financial institutions. Group Benefits offers disability underwriting, administration, claims processing services and reinsurance to other insurers and self-funded employer plans. Policies sold in this segment are generally term insurance allowing Group Benefits to adjust the rates or terms of its policies in order to minimize the adverse effect of market trends, declining interest rates, and other factors. Policies are typically sold with one-, two- or three-year rate guarantees depending upon the product.
Retirement Plans provides retirement products and services, including asset management and plan administration, to small and medium-size corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (“401(k)”). Retirement also provides retirement products and services, including asset management and plan administration, to municipalities and not-for-profit organizations pursuant to Section 457 and 403(b) of the Internal Revenue Code of 1986, as amended (“457 and 403(b)”). In 2008, Retirement completed three acquisitions. Return on assets was lower for Retirement Plans overall in 2009 reflecting in part, a full year of the new business mix represented by the acquisitions, which includes larger, more institutionally priced plans, predominantly executed on a mutual fund platform, and the cost of maintaining multiple technology platforms during the integration period.
International, with operations in Japan, Brazil, Ireland, Canada, and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States. During the second quarter of 2009, the Company suspended all new sales in the Japan and European operations. International is currently completing its restructuring of its operations to maximize profitability and capital efficiency while continuing to focus on risk management and maintaining appropriate service levels for in-force policies. In the fourth quarter of 2009, International has entered into an agreement to divest its Brazil joint venture.
Institutional, prior to the fourth quarter of 2009, provided variable private placement life insurance (“PPLI”), structured settlements, institutional annuities, longevity assurance, income annuities, institutional mutual funds and stable value investment products. In the fourth quarter of 2009, the Company completed a strategic review of the Institutional business and has decided to exit several businesses that have been determined to be outside of the Company’s core business model. Institutional PPLI, mutual funds, income annuities and certain institutional annuities will continue to be managed for growth. The private placement life insurance industry (including the corporate-owned and bank-owned life insurance markets) has experienced a slowdown in sales due to, among other things, limited availability of stable value wrap providers. We believe that the Company’s current PPLI assets will experience high persistency, but our ability to grow this business in the future will be affected by near term market and industry challenges. Structured settlements, guaranteed investment products, and most institutional annuities will not be actively marketed, however, certain guaranteed investment products, such as funding agreements, may be offered on a selective basis.
Life Distribution
Retail’s distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. Life periodically negotiates provisions and terms of its relationships with unaffiliated parties, and there can be no assurance that such terms will remain acceptable to Life or such third parties. Life’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States. As part of the Company’s assessment of its opportunities in the variable annuity marketplace it significantly scaled back its HLD operations in 2009.
Individual Life’s distribution network includes national and regional broker-dealer organizations, banks, independent agents, independent life and property-casualty agents, and Woodbury Financial Services, an indirect, wholly-owned subsidiary retail broker-dealer. To wholesale Life’s products, Life has a group of highly qualified life insurance professionals with specialized training in sophisticated life insurance sales.
Group Benefits distribution network includes an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets, including brokers, consultants, third-party administrators and trade associations.
Retirement Plans distribution network includes Company employees with extensive experience selling its products and services through national and regional broker-dealer firms, banks and other financial institutions.
International’s distribution network, prior to the second quarter of 2009, included broker-dealer organizations, banks and other financial institutions and independent financial advisors. International suspended sales in the second quarter of 2009 in Japan and the U.K.

Institutional’s distribution network includes: specialized brokers, with expertise in the large case market; financial advisors that work with individual investors; investment banking and wealth management specialists; benefits consulting firms; investment consulting firms employed by retirement plan sponsors; and Hartford employees.
Life Competition
Retail and Retirement compete with numerous other insurance companies as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service.
Retail’s annuity deposits continue to decline resulting from the recent equity market volatility and competition. Many competitors have responded to the recent equity market volatility by increasing the price of their living benefit products and changing the level of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. However, competitors continue to sell annuity products with significant guarantees. In the first six months of 2009, the Company increased fees on in-force variable annuity guarantees in order to address the risks and costs associated with variable annuity benefit features. The Company continues to explore other risk limiting techniques including product design, hedging and reinsurance. As part of the Company’s de-risking initiative, the Company is transitioning to a new variable annuity product designed to meet customers’ future income needs within the risk tolerances of the Company.
Retail mutual funds compete with other mutual fund companies and differentiate themselves through product solutions, performance, expenses, wholesaling and service. In this non-proprietary broker sold market, The Hartford and its competitors compete aggressively for net sales. Success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
For the 457 and 403(b) as well as the 401(k) markets, which offer mutual funds wrapped in a variable annuity, variable funding agreement, or mutual fund retirement program, the variety of available funds and their performance is most important to plan sponsors. The competitors tend to be the major mutual fund companies. The past few years have seen consolidation among industry providers seeking to increase scale, improve cost efficiencies, and enter new market segments. The consolidation of providers is expected to continue as smaller providers exit the market.
Individual Life competes with approximately 1,000 life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Product sales are affected primarily by the breadth and quality of life insurance products, pricing, relationships with third-party distributors, effectiveness of wholesaling support, pricing and availability of reinsurance, and the quality of underwriting and customer service. The individual life industry continues to see a distribution shift away from the traditional life insurance sales agents, to the consultative financial advisor as the place people go to buy their life insurance. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.
Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. Group Benefits focuses on its risk management expertise and on efficiencies and economies of scale to derive a competitive advantage. Competitive factors primarily affecting Group Benefits are the variety and quality of products and services offered, the price quoted for coverage and services, Life’s relationships with its third-party distributors, and the quality of customer service. In addition, active price competition continues in the marketplace resulting in longer rate guarantee periods being offered to customers. Top tier carriers in the marketplace also offer on-line and self service capabilities to agents and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides opportunities not available to smaller companies.
Institutional competes with other life insurance companies and asset managers who provide investment and risk management solutions. Product sales are often affected by competitive factors such as investment performance, company credit ratings, perceived financial strength, product design, marketplace visibility, distribution capabilities, fees, credited rates, and customer service. In 2009, ratings agency downgrades, as well as changes in the Company’s strategic business model, limited Institutional sales and resulted in the Company exiting certain markets. For institutional mutual funds, the variety of available funds, fee levels, and fund performance are most important to plan sponsors and investment consultants. Competitors tend to be the major mutual fund companies, insurance companies, and asset managers.

Property & Casualty Segments
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”); and the Other Operations segment. For a discussion of Property & Casualty operations including segment performance, see Part II, Item 7, MD&A, Key Performance Measures and Ratios and the respective segment discussions.
Property & Casualty Principal Products
Property & Casualty provides (1) workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock and fidelity and surety coverages to commercial accounts primarily throughout the United States; (2) professional liability coverage and directors and officers liability coverage; (3) automobile, homeowners and home-based business coverage to individuals throughout the United States; and (4) insurance-related services.
The Hartford seeks to distinguish itself in the property and casualty market through its product depth and innovation, distribution capacity, customer service expertise, and technology for ease of doing business.
Personal Lines provides standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP. Over the past three years, The Hartford rolled out new auto and homeowners products with more coverage options and customized pricing tailored to a customer’s individual risk. AARP represents a significant portion of the total Personal Lines business and amounted to earned premiums of $2.8 billion in both 2009 and 2008 and $2.7 billion in 2007. Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. In July, 2009, the Company extended the AARP Health program agreement through 2018.
Small Commercial and Middle Market provide workers’ compensation, property, automobile, liability and umbrella coverages under several different products, primarily throughout the United States. In Small Commercial, some of these coverages are sold together as part of a single multi-peril package policy called Spectrum. The sale of Spectrum business owners’ package policies and workers’ compensation policies accounts for most of the written premium in the Small Commercial segment. Like Personal Lines, Small Commercial offers a product with more coverage options and customized pricing based on the policyholder’s individualized risk characteristics. Workers’ compensation insurance accounts for the largest share of the written premium in the Middle Market segment. Small Commercial businesses generally represent companies with up to $5 in annual payroll, $15 in annual revenues or $15 in total property values while Middle market businesses generally represent companies with greater than $5 in annual payroll, $15 in annual revenues or $15 in total property values.
Specialty Commercial offers a variety of customized insurance products and risk management services. Specialty Commercial provides standard commercial insurance products including workers’ compensation, automobile and liability coverages to large-sized companies. Specialty Commercial also provides professional liability, fidelity, surety and specialty casualty coverages. A significant portion of specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. The specialty casualty business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. Captive and Specialty Programs within Specialty Commercial, provides insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, Specialty Commercial provides third-party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services, LLC, a subsidiary of the Company.
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
Property & Casualty Marketing and Distribution
Personal Lines reaches diverse markets through multiple distribution channels including direct sales to the consumer, brokers and independent agents. In direct sales to the consumer, the Company markets its products through a mix of media, including direct marketing, the internet and advertising in publications. Most of Personal Lines’ direct sales to the consumer are through its exclusive licensing arrangement with AARP to market automobile, homeowners and home-based business insurance products to AARP’s nearly 37 million members. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. This agreement provides Personal Lines with an important competitive advantage as management expects favorable “baby boom” demographics to increase AARP membership during this period.
The Personal Lines Agency business provides customized products and services to customers through a network of independent agents in the standard personal lines market. Similar to the other Ongoing Operations’ segments, these independent agents are not employees of The Hartford. An important strategic objective of the Company is to develop common products and processes for all of its personal lines business regardless of the distribution channel. In 2009, the Company began selling its new Open Road Advantage auto product in 20 states. In those 20 states, the Open Road Advantage auto product is sold across the Company’s distribution channels, including directly to AARP members, through independent agents to both AARP members and non-members and directly to non-members in four pilot states.

Both Small Commercial and Middle Market provide insurance products and services through the Company’s home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The segments market their products nationwide utilizing brokers and independent agents. The current pace of consolidation within the independent agent and broker distribution channel will likely continue such that, in the future, a larger share of written premium will likely be concentrated with the larger agents and brokers. In Small Commercial, the Company also has relationships with payroll service providers whereby the Company offers insurance products to customers of the payroll service providers.
Specialty Commercial provides insurance products and services through its home office located in Hartford, Connecticut and multiple domestic office locations. The segment markets its products nationwide utilizing a variety of distribution networks including independent retail agents, brokers and wholesalers.
Property & Casualty Competition
The personal lines automobile and homeowners businesses are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that compete on the basis of price, product, service (including claims handling), stability of the insurer and brand recognition. Companies with recognized brands, direct sales capability and economies of scale will have a competitive advantage. In the past three years, a number of carriers have increased their advertising in an effort to gain new business and retain profitable business. This has been particularly true of carriers that sell directly to the consumer. Sales of personal lines insurance directly to the consumer have been growing faster than sales through agents, particularly for auto insurance, and now sales of auto insurance direct to the consumer represent more than 20% of total industry auto premium.
Carriers that distribute products mainly through agents have been competing by offering agents increased commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier carriers are offering on-line and self service capabilities to agents and consumers. More agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools has further increased price competition. Carriers with more efficient cost structures will have an advantage in competing for new business through price. The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business and, carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. Many insurers have reduced their writings of new homeowners business in catastrophe-exposed states which has intensified competition in areas that are not subject to the same level of catastrophes, such as states in the Midwest.
The total market premium for personal auto insurance is expected to grow about 3% in 2010 driven primarily by increases in written pricing with new passenger vehicle sales expected to be relatively flat. Despite the sluggish housing market, total market premium for personal homeowners insurance is expected to increase about 3% to 4% in 2010 driven by rate increases and efforts to improve insurance-to-value.
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
Similar to the personal lines market, carriers offering small commercial products have been improving their pricing sophistication and ease of doing business with the agent including the use of predictive modeling tools and automation to speed up the process of evaluating a risk and quoting on new business. As a result, price competition has increased, particularly for larger accounts within small commercial. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller insurers.
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
In addition, companies writing middle market business have continued to experience a reduction in average premium size due to shrinking company payrolls, exposure bases and continued price competition. These factors coupled with soft market conditions, characterized by highly competitive pricing on new business, have resulted in more new business opportunities in the marketplace as customers shop their policies for a better price. Despite additional opportunities, The Hartford continues to maintain a disciplined underwriting approach. In the soft market, Middle Market is seeing an increase in industry specialization by agents and brokers which has placed even greater importance on the carrier’s need to demonstrate industry expertise to win new business. To gain a competitive advantage, carriers are improving automation with the agent or broker, appointing more agents and enhancing their product offerings.

Specialty Commercial is comprised of a diverse group of businesses that operate independently within their specific industries. These businesses, while somewhat interrelated, have different business models and operating cycles. Specialty Commercial competes with other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations for much of its business on an account by account basis due to the complex nature of each transaction. The relatively large size and underwriting capacity of The Hartford provide opportunities not available to smaller companies. Disciplined underwriting and targeted returns are the objectives of Specialty Commercial since premium writings may fluctuate based on the segment’s view of perceived market opportunity.
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
For surety business, favorable underwriting results within the past couple of years has led to more intense competition for market share. This could lead to written price declines and less favorable terms and conditions. Driven by the upheaval in the credit markets, new private construction activity has declined dramatically, resulting in lower demand for contract surety business.
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
The Hartford continues to receive claims that assert damages from asbestos-related and environmental-related exposures. As discussed further in Part II, Item 7, MD&A — Critical Accounting Estimates, significant uncertainty limits the Company’s ability to estimate the ultimate reserves necessary for unpaid losses and related expenses with regard to environmental and particularly asbestos claims.
Most of the Company’s property and casualty reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. For further discussion of the Company’s discounted reserves, see Note 11 of Notes to Consolidated Financial Statements.
As of December 31, 2009, net property and casualty reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates and which generally exceed the statutory discount rates set by regulators, such that workers’ compensation reserves for statutory reporting are higher than the reserves for U.S. GAAP reporting. Largely offsetting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting.
Further discussion of The Hartford’s property and casualty reserves, including asbestos and environmental claims reserves, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Reserves, Net of Reinsurance.

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
Loss Development Table
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31, [1]

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$12,476	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210
Cumulative paid losses and loss expenses
One year later	2,994	3,272	3,339	3,480	4,415	3,594	3,702	3,727	3,703	3,771
Two years later	5,019	5,315	5,621	6,781	6,779	6,035	6,122	5,980	5,980
Three years later	6,437	6,972	8,324	8,591	8,686	7,825	7,755	7,544	—
Four years later	7,652	9,195	9,710	10,061	10,075	9,045	8,889	—	—
Five years later	9,567	10,227	10,871	11,181	11,063	9,928	—	—	—
Six years later	10,376	11,140	11,832	12,015	11,821	—	—	—	—
Seven years later	11,137	11,961	12,563	12,672	—	—	—	—	—
Eight years later	11,856	12,616	13,166	—	—	—	—	—	—
Nine years later	12,432	13,167	—	—	—	—	—	—	—
Ten years later	12,939	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	12,472	12,459	13,153	15,965	16,632	16,439	17,159	17,652	18,005	18,161
Two years later	12,527	12,776	16,176	16,501	17,232	16,838	17,347	17,475	17,858
Three years later	12,698	15,760	16,768	17,338	17,739	17,240	17,318	17,441	—
Four years later	15,609	16,584	17,425	17,876	18,367	17,344	17,497	—	—
Five years later	16,256	17,048	17,927	18,630	18,554	17,570	—	—	—
Six years later	16,568	17,512	18,686	18,838	18,836	—	—	—	—
Seven years later	17,031	18,216	18,892	19,126	—	—	—	—	—
Eight years later	17,655	18,410	19,192	—	—	—	—	—	—
Nine years later	17,841	18,649	—	—	—	—	—	—	—
Ten years later	18,055	—	—	—	—	—	—	—	—

Deficiency (redundancy), net of reinsurance	$5,579	$6,333	$6,332	$5,985	$2,618	$1,379	$634	$(163)	$(373)	$(186)

[1]
The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001; Hartford Seguros as a result of its sale in February 2001; and Zwolsche as a result of its sale in December 2000.

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
Property And Casualty Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31, [1]

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Net reserve, as initially estimated	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210

Reinsurance and other recoverables, as initially estimated	3,871	4,176	3,950	5,497	5,138	5,403	4,387	3,922	3,586	3,441

Gross reserve, as initially estimated	$16,187	$17,036	$17,091	$21,715	$21,329	$22,266	$21,991	$22,153	$21,933	$21,651

Net re-estimated reserve	$18,649	$19,192	$19,126	$18,836	$17,570	$17,497	$17,441	$17,858	$18,161
Re-estimated and other reinsurance recoverables	5,644	5,802	5,426	5,348	5,250	5,571	3,997	3,745	3,409

Gross re-estimated reserve	$24,293	$24,994	$24,552	$24,184	$22,820	$23,068	$21,438	$21,603	$21,570

Gross deficiency (redundancy)	$8,106	$7,958	$7,461	$2,469	$1,491	$802	$(553)	$(550)	$(363)

[1]
The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001; Hartford Seguros as a result of its sale in February 2001; and Zwolsche as a result of its sale in December 2000.

The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2009. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten-year period ended December 31, 2009 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	Total
By Accident year
1999 & Prior	$(4)	$55	$171	$2,911	$647	$312	$463	$624	$186	$214	$5,579
2000	—	88	146	73	177	152	1	80	8	25	750
2001	—	—	(24)	39	(232)	193	38	55	12	61	142
2002	—	—	—	(199)	(56)	180	36	(5)	2	(12)	(54)
2003	—	—	—	—	(122)	(237)	(31)	(126)	(21)	(6)	(543)
2004	—	—	—	—	—	(352)	(108)	(226)	(83)	(56)	(825)
2005	—	—	—	—	—	—	(103)	(214)	(133)	(47)	(497)
2006	—	—	—	—	—	—	—	(140)	(148)	(213)	(501)
2007	—	—	—	—	—	—	—	—	(49)	(113)	(162)
2008	—	—	—	—	—	—	—	—	—	(39)	(39)

Total	$(4)	$143	$293	$2,824	$414	$248	$296	$48	$(226)	$(186)	$3,850

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
Reserve changes for accident years 1999 & Prior
The largest impacts of net reserve re-estimates are shown in the “1999 & Prior” accident years. The reserve re-estimates in calendar year 2003 include an increase in reserves of $2.6 billion related to reserve strengthening based on the Company’s evaluation of its asbestos reserves. The reserve evaluation that led to the strengthening in calendar year 2003 confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. The reserve re-estimates in calendar years 2004 and 2006 were largely attributable to reductions in the reinsurance recoverable asset associated with older, long-term casualty liabilities.
Reserve changes for accident year 2000
Prior to calendar year 2006, there was reserve deterioration, spread over several calendar years, on accident years 2000 and prior driven, in part, by deterioration of reserves for assumed casualty reinsurance and workers’ compensation claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions. Workers’ compensation reserves also deteriorated, as medical inflation trends were above initial expectations.
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

Reserve changes for accident years 2003 through 2008
Even after considering the 2007 calendar year reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years, accident years 2003 through 2007 show favorable development in calendar years 2004 through 2009. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005 and 2006, favorable re-estimates occurred in Personal Lines for both loss and allocated loss adjustment expenses. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006. During calendar years 2005 through 2008, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims driven, in part, by state legal reforms, including in California and Florida, underwriting actions and expense reduction initiatives that have had a greater impact in controlling costs than was originally estimated. In 2007, the Company released reserves for Small Commercial package business claims as reported losses have emerged favorably to previous expectations. In 2007 through 2009, the Company released reserves for Middle Market general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were released in 2008 and 2009 related to the 2003 through 2007 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves of Personal Lines auto liability claims were released in 2008 due largely to an improvement in emerged claim severity for the 2005 to 2007 accident years.
Ceded Reinsurance
The Hartford cedes insurance risk to reinsurance companies. Reinsurance does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford evaluates the risk transfer of its reinsurance contracts, the financial condition of its reinsurers and monitors concentrations of credit risk. The Company’s monitoring procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where possible, and regularly monitoring the financial condition and ratings of its reinsurers. Reinsurance accounting is followed for ceded transactions that provide indemnification against loss or liability relating to insurance risk (i.e., risk transfer). For further discussion, see Note 6 of Notes to Consolidated Financial Statements. If the ceded transactions do not provide risk transfer, the Company accounts for these transactions as financing transactions.
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
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2009 and 2008, the Company’s policy for the largest amount of life insurance retained on any one life by the life operations was $10. In addition, Life has reinsured U.S. minimum death benefit guarantees, Japan’s guaranteed minimum death and income benefits, as well as U.S. guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. Reinsurance of the Company’s GMWB riders meet the definition of a derivative reported at fair value: under fair value the change in fair value of the reinsurance derivative is reported in earnings. Life also assumes reinsurance from other insurers. For the years ended December 31, 2009, 2008 and 2007, Life did not make any significant changes in the terms under which reinsurance is ceded to other insurers. For further discussion on reinsurance, see Part II, Item 7, MD&A — Capital Markets Risk Management - Reinsurance.
Investment Operations
The Company’s investment portfolios are primarily divided between Life and Property & Casualty and are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Investment Credit Risk.
In addition to managing the general account assets of the Company, HIMCO is also an SEC registered investment advisor for third-party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active management within a disciplined risk framework to provide value added returns versus peers and benchmarks. As of December 31, 2009 and 2008, the fair value of HIMCO’s total assets under management was approximately $144.0 billion and $138.8 billion, respectively, of which $8.1 billion and $7.7 billion, respectively, were held in HIMCO managed third party accounts.

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
In 2009, the Company acquired Federal Trust Corporation, a thrift holding company, and as a result is subject to regulations by the Office of Thrift Supervision. Also, as a result of the Company’s participation in the Capital Purchase Program, it is subject to certain restrictions and oversight by the U.S. Treasury.
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
Employees
The Hartford had approximately 28,000 employees as of December 31, 2009.
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

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
Our operating environment remains challenging in light of uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment, particularly if economic conditions deteriorate from their current levels or regulatory requirements change significantly, and we may be required to or we may seek to raise additional capital or take other strategic or financial actions that could adversely affect our business and results or trading prices for our common stock.
Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the global economy adversely affected our business and results in 2009, and we believe that these conditions may continue to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance, and we expect that market volatility will continue to pressure returns in our life and property and casualty investment portfolios and that our hedging costs will remain high. Until economic conditions become more stable and improve, we also expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where significant market illiquidity and risk premiums exist that reflect the current uncertainty in the real estate market. Deterioration or negative rating agency actions with respect to our investments, or our own credit and financial strength ratings, could also indirectly adversely affect our statutory capital and RBC ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not stabilize in line with our forecasts or if they experience a significant deterioration. These steps include ongoing initiatives, particularly those relating to repositioning our investment portfolios, so we are also exposed to significant execution risk. In addition, we have modified our variable annuity product offerings and, in October 2009, launched a new variable annuity product. However, the future success of this new variable annuity product will be dependent on market acceptance. The level of market acceptance of this new product will directly affect the level of variable annuity sales of the Company in the future. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness. We could be required to raise additional capital or consider other actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. While we participated in the Capital Purchase Program (the “CPP”) of the U.S. Treasury Department (“Treasury”) as a means to strengthen our capital position, we may seek to repay those funds, which would also likely require us to raise capital. Any capital that we raise may be on terms that are dilutive to shareholders or otherwise unfavorable to us. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distributors for our products. Finally, trading prices for our common stock could decline as a result or in anticipation of sales of our common stock or equity-linked instruments.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but also results in greater U.S. GAAP earnings volatility. Actions we take may also entail impairment or other charges or adversely affect our ability to compete successfully in an increasingly difficult consumer market.
Regulatory developments relating to the recent financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental or regulatory authorities, including the SEC, the Office of Thrift Supervision (“OTS”), the New York Stock Exchange (“NYSE”) or the Financial Industry Regulatory Authority (“FINRA”), are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that could reduce the pressure on our capital position may not be adopted or may be adopted in a form that does not afford as much capital relief as anticipated. If we fail to manage the impact of these developments effectively, our prospects, results and financial condition could be materially adversely affected.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign exchange rates and global real estate market deterioration which may have a material adverse effect on our results of operations, financial condition and liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and global real estate market deterioration.

One important exposure to equity risk relates to the potential for lower earnings associated with certain of our Life businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. The decline in equity markets over the last two years has significantly reduced assets under management and related fee income during that period. In addition, certain of our Life products offer guaranteed benefits which increase our potential obligation and statutory capital exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six-to-twelve month time period, certain of our Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. Due to the long-term nature of the liabilities associated with certain of our Life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, declines in interest rates or changes in credit spreads may result in reducing the duration of certain Life liabilities, creating asset liability duration mismatches and lower spread income.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.
Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated individual fixed annuity product. In comparison, certain of our Life products offer guaranteed benefits which could substantially increase our potential obligation and statutory capital exposure should the yen strengthen versus other currencies. Correspondingly, a strengthening of the U.S. dollar compared to other currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds.
Our real estate market exposure includes investments in commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), mortgage and real estate partnerships, and mortgage loans. The recent deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosures, has negatively impacted property values and sources of refinancing resulting in market illiquidity and risk premiums that reflect the current uncertainty in the real estate market. Should these trends continue, further reductions in net investment income associated with real estate partnerships, impairments of real estate backed securities and increases in our valuation allowance for mortgage loans may result.

If significant, further declines in equity prices, changes in U.S. interest rates, changes in credit spreads, the strengthening or weakening of foreign currencies against the U.S. dollar, and global real estate market deterioration, individually or in combination, could continue to have a material adverse effect on our consolidated results of operations, financial condition and liquidity both directly and indirectly by creating competitive and other pressures including, but not limited to, employee retention issues and the potential loss of distributors for our products. In addition, in the conduct of our business, there could be scenarios where in order to reduce risks, fulfill our obligations or to raise incremental liquidity, we would sell assets at a loss.
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
Our adjustment of our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.
Some of the products offered by our life businesses, especially variable annuities, offer certain guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, especially the guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. As of December 31, 2009, the net liability for GMWB and GMAB was $2.0 billion. At that date, the liability for GMIB and GMDB was a combined $989, net of reinsurance. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility in 2009 and, based upon the types of hedging instruments used, can result in potentially material charges to net income in periods of rising equity market pricing levels. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that other management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors — the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios. Due to all of these factors, projecting statutory capital and the related RBC ratios is complex. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be further downgraded by one or more rating agencies.

We have experienced and may experience additional future downgrades in our financial strength or credit ratings, which may make our products less attractive, increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, results of operations, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, are an important factor in establishing the competitive position of insurance companies. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, at their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.
Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade or an announced potential further downgrade in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position and reduce future sales of our products.
Our credit ratings also affect our cost of capital. A downgrade or an announced potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, results of operations, financial condition and liquidity.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.
The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The Company is required to categorize these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.
The determination of fair values are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation thereby resulting in values that may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition. As of December 31, 2009, 9%, 75% and 16% of our available for sale securities and short-term investments were considered to be Level 1, 2 and 3, respectively.
Evaluation of available-for-sale securities for other-than-temporary impairment involves subjective determinations and could materially impact our results of operations.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether a credit and/or non-credit impairment exists and whether an impairment should be recognized in current period earnings or in other comprehensive income. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security. In addition, estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to:
•	the length of time and the extent to which the fair value has been less than cost or amortized cost;
•	changes in the financial condition, credit rating and near-term prospects of the issuer;
•	whether the issuer is current on contractually obligated interest and principal payments;
•	changes in the financial condition of the security’s underlying collateral;
•	the payment structure of the security;
•	the potential for impairments in an entire industry sector or sub-sector;
•	the potential for impairments in certain economically depressed geographic locations;
•	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;
•	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities;
•
for mortgage-backed and asset-backed securities, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year;

•	other subjective factors, including concentrations and information obtained from regulators and rating agencies;
•
our intent to sell a debt or an equity security with debt-like characteristics (collectively, “debt security”) or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and

•	our intent and ability to retain an equity security without debt-like characteristics for a period of time sufficient to allow for the recovery of its value.
During 2009, the Company recognized $1.5 billion of impairment losses in earnings. Additional impairments may be recorded in the future, which could materially adversely affect our results and financial condition.
Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities or other high yielding bonds) mortgage loans or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, results of operations, financial condition and cash flows.
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention or other reasons. Such defaults could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, the underlying assets supporting our structured securities or loans may deteriorate causing these securities or loans to incur losses.
Our investment portfolio includes securities backed by real estate assets that have been adversely impacted due to the recent recessionary period and the associated property value declines, resulting in a reduction in expected future cash flow for certain securities. Additional significant property value declines and loss rates, which exceed our current estimates, as outlined in Part II, Item 7, MD&A — Investment Credit Risk — Other-Than-Temporary Impairments, could have a material adverse effect on our results of operations, financial condition and cash flows.
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company defers acquisition costs associated with the sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company also establishes reserves for GMDB and GMIB using components of EGPs. The projection of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin (including impairments), mortality, and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate, if significant impairment charges are anticipated or if significant or sustained equity market declines persist, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB and GMIB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition. For 2009, the Company recorded a $1.0 billion, after-tax, charge related to the DAC Unlock.
If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. These write downs could have a material adverse effect on our results of operations or financial condition.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. However, we anticipate limited ability, going forward, to recognize a full tax benefit on certain realized capital losses. Therefore, if based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Our valuation allowance of $86, as of December 31, 2009, based on future facts and circumstances may not be sufficient. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our earnings during the period or periods affected and, could adversely affect our liquidity and financial condition. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.

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
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of terrorism, disease pandemics and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. Starting in 2004 and 2005, third-party catastrophe loss models for hurricane loss events have incorporated medium-term forecasts of increased hurricane frequency and severity — reflecting the potential influence of multi-decadal climate patterns within the Atlantic. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the frequency and severity of certain natural catastrophe losses across various geographic regions. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations and cash flows. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or price of our products or result in additional risk-shifting to the insurance industry.
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
Our participation in the CPP subjects us to additional restrictions, oversight and cost that could materially affect our business, results and prospects.
Although participation in the CPP has been an important component of our strategy to enhance our capital position and financial flexibility, our continued participation subjects us to additional restrictions, oversight and costs, and has other potential consequences, that could materially affect our business, results and prospects, including the following:
•
Our continued participation in the CPP, even as other financial institutions have repaid their government assistance, may cause us to be perceived as having greater capital needs and weaker overall financial prospects than those of our competitors that have not participated in the CPP, which could adversely affect our competitive position and results, including new product sales and policy retention rates, and affect trading prices for our common stock.

•
As a condition to our participation in CPP, we acquired Federal Trust Corporation, the parent company of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift. As a savings and loan holding company, we are subject to regulation, supervision and examination by the OTS and OTS reporting requirements. All of our activities must be financially-related activities as defined by federal law (which includes insurance activities), and OTS has enforcement authority over us, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by OTS to be a serious risk to FTB. We must also be a source of strength to FTB, which could require further capital contributions.

•
Receipt of CPP funds subjects us to restrictions, oversight and costs that may have an adverse impact on our business, results or the trading prices for our common stock. For example, we are subject to significant limitations on the amount and form of bonus, retention and other incentive compensation that we may pay to executive officers and senior management. These provisions may adversely affect our ability to attract and retain executive officers and other key personnel. Other regulatory initiatives applicable to participants in federal funding programs may also be forthcoming. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

•
Future federal statutes may adversely affect the terms of the CPP that are applicable to us, and the Treasury may amend the terms of our agreement unilaterally if required by future statutes, including in a manner materially adverse to us.

•
While our objective is to repay the CPP funds invested in us, our ability to do so is subject to federal regulatory approvals that may impose significant conditions, including a requirement that we raise additional capital, and we cannot predict whether or when we may reach agreement with the federal regulators with respect to the terms of our repayment. Our ability to raise capital as a condition to repayment will in turn depend on a variety of considerations, including our capital resources and market conditions at the time, as well as the terms on which we could raise capital, and any potential dilutive impact on shareholders.

We may experience unfavorable judicial or legislative developments that could have a material adverse effect on our results of operations, financial condition and liquidity.
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the future development of the adequacy of our loss reserves, particularly reserves for longer-tailed lines of business, including asbestos and environmental reserves, and how those changes might adversely affect our ability to price our products appropriately. Our results, financial condition and liquidity could also be adversely affected if judicial or legislative developments cause our ultimate liabilities to increase from current expectations.
Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity.
We are subject to extensive U.S. and non-U.S. laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations is costly and can affect our strategy, as well as the demand for and profitability of the products we offer. There is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or expose us to different or additional regulatory risks.
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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Changes in these laws and regulations, or in the interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have a material adverse effect on our business, consolidated operating results, financial condition and liquidity. Compliance with these laws and regulations is also time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance costs and other expenses of doing business, thus having an adverse effect on our business, consolidated operating results, financial condition and liquidity.
We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our annuity, life and property and casualty insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through individual third-party arrangements. For example, we generated approximately 72% of our personal lines earned premium in 2009 under an exclusive licensing arrangement with AARP that continues until January 1, 2020. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.
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
Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders including, but not limited to, those mentioned above. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in materially lower product sales, lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.
Changes in accounting principles and financial reporting requirements could result in material changes to our reported results and financial condition.
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition.

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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of December 31, 2009 and 2008, The Hartford owned building space of approximately 2.7 million and 2.5 million square feet, respectively, of which approximately 2.3 million and 2.1 million square feet, respectively, comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2009 and 2008, The Hartford leased approximately 5.0 million and 5.7 million square feet, respectively, throughout the United States of America, and approximately 220 thousand square feet, for both 2009 and 2008, in other countries. All of the properties owned or leased are used by one or more of all eleven reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business of The Hartford — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
Item 3. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders of The Hartford Financial Services Group, Inc. during the fourth quarter of 2009.

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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2009
Common Stock Price
High	$19.68	$18.16	$28.62	$29.20
Low	$3.62	$7.67	$10.18	$23.16
Dividends Declared	$0.05	$0.05	$0.05	$0.05
2008
Common Stock Price
High	$84.93	$79.13	$67.74	$38.11
Low	$66.05	$64.57	$40.99	$4.95
Dividends Declared	$0.53	$0.53	$0.53	$0.32
On February 18, 2010, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on April 1, 2010 to common shareholders of record as of March 1, 2010.
As of February 16, 2010, the Company had approximately 280,000 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 16, 2010 was $23.95.
The Company’s Chief Executive Officer has certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in Part II, Item 7, MD&A — Capital Resources and Liquidity — Liquidity Requirements and Sources of Capital.
See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information related to securities authorized for issuance under equity compensation plans.
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2009:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under
	of Shares	Paid Per	Announced Plans or	the Plans or
Period	Purchased [1]	Share	Programs	Programs
				(in millions)
October 1, 2009 – October 31, 2009	22,353	$27.49	—	$807
November 1, 2009 – November 30, 2009	2,210	$24.49	—	$807
December 1, 2009 – December 31, 2009	2,519	$24.40	—	$807

Total	27,082	$26.96	—	N/A

[1]	Primarily relates to shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
Annual Return Percentage

	For the Years Ended December 31,
Company/Index	2005	2006	2007	2008	2009
The Hartford Financial Services Group, Inc.	25.83%	10.82%	(4.55%)	(79.99%)	43.91%
S&P 500 Index	4.91%	15.79%	5.49%	(37.00%)	26.46%
S&P Insurance Composite Index	14.10%	10.91%	(6.31%)	(58.14%)	13.90%
Cumulative Five-Year Total Return

	Base
	Period	For the Years Ended December 31,
Company/Index	2004	2005	2006	2007	2008	2009
The Hartford Financial Services Group, Inc.	$100	$125.83	$139.44	$133.09	$26.63	$38.32
S&P 500 Index	$100	$104.91	$121.48	$128.16	$80.74	$102.11
S&P Insurance Composite Index	$100	$114.10	$126.56	$118.57	$49.63	$56.53
Comparison of Cumulative Five-Year Total Return

Item 6. SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2009	2008	2007	2006	2005
Income Statement Data
Earned premiums	$14,424	$15,503	$15,619	$15,023	$14,359
Fee income	4,576	5,135	5,436	4,739	4,012
Net investment income (loss):
Securities available-for-sale and other	4,031	4,335	5,214	4,691	4,384
Equity securities, trading	3,188	(10,340)	145	1,824	3,847

Total net investment income (loss)	7,219	(6,005)	5,359	6,515	8,231
Net realized capital gains (losses) [1]	(2,010)	(5,918)	(994)	(251)	17
Other revenues	492	504	496	474	464

Total revenues	24,701	9,219	25,916	26,500	27,083
Benefits, losses and loss adjustment expenses	13,831	14,088	13,919	13,218	12,929
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	3,188	(10,340)	145	1,824	3,847
Amortization of deferred policy acquisition costs and present value of future profits	4,267	4,271	2,989	3,558	3,169
Insurance operating costs and expenses	3,749	3,993	3,894	3,252	3,227
Interest expense	476	343	263	277	252
Goodwill impairment	32	745	—	—	—
Other expenses	886	710	701	769	674

Total benefits, losses and expenses	26,429	13,810	21,911	22,898	24,098
Income (loss) before income taxes	(1,728)	(4,591)	4,005	3,602	2,985
Income tax expense (benefit)	(841)	(1,842)	1,056	857	711

Net income (loss)	(887)	(2,749)	2,949	2,745	2,274
Preferred stock dividends and accretion of discount	127	8	—	—	—

Net income (loss) available to common shareholders	$(1,014)	$(2,757)	$2,949	$2,745	$2,274

Balance Sheet Data
Separate account assets	$150,394	$130,184	$199,946	$180,484	$150,875
Total assets	307,717	287,583	360,361	326,544	285,412
Short-term debt	343	398	1,365	599	719
Long-term debt	5,496	5,823	3,142	3,504	4,048
Separate account liabilities	150,394	130,184	199,946	180,484	150,875
Stockholders’ equity, excluding AOCI	21,177	16,788	20,062	18,698	15,235
AOCI, net of tax	(3,312)	(7,520)	(858)	178	90
Total stockholders’ equity	17,865	9,268	19,204	18,876	15,325

Earnings (Loss) Per Common Share Data
Basic	$(2.93)	$(8.99)	$9.32	$8.89	$7.63
Diluted	(2.93)	(8.99)	9.24	8.69	7.44
Cash dividends declared per common share	0.20	1.91	2.03	1.70	1.17

Other Data
Mutual fund assets [2]	$64,997	$50,126	$55,531	$43,732	$32,705

Operating Data Combined ratios
Ongoing Property & Casualty Operations	90.4	90.7	90.8	89.3	93.2

[1]	Included in 2009 and 2008 are impairments of $1.5 billion and $4.0 billion, respectively.

[2]	Mutual funds are owned by the shareholders of those funds and not by the Company. As a result, they are not reflected in total assets in the Company’s balance sheet.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2009, compared with December 31, 2008, and its results of operations for each of the three years in the period ended December 31, 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS

(In millions, except for per share data)	For the years ended December 31,
Operating Summary	2009	2008	2007
Earned premiums	$14,424	$15,503	$15,619
Fee income	4,576	5,135	5,436
Net investment income (loss):
Securities available-for-sale and other	4,031	4,335	5,214
Equity securities, trading [1]	3,188	(10,340)	145

Total net investment income (loss)	7,219	(6,005)	5,359

Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(2,191)	(3,964)	(483)
OTTI losses recognized in other comprehensive income	683	—	—

Net OTTI losses recognized in earnings	(1,508)	(3,964)	(483)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(502)	(1,954)	(511)

Total net realized capital losses	(2,010)	(5,918)	(994)

Other revenues	492	504	496

Total revenues	24,701	9,219	25,916
Benefits, losses and loss adjustment expenses	13,831	14,088	13,919
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	3,188	(10,340)	145
Amortization of deferred policy acquisition costs and present value of future profits	4,267	4,271	2,989
Insurance operating costs and expenses	3,749	3,993	3,894
Interest expense	476	343	263
Goodwill impairment	32	745	—
Other expenses	886	710	701

Total benefits, losses and expenses	26,429	13,810	21,911
Income (loss) before income taxes	(1,728)	(4,591)	4,005
Income tax expense (benefit)	(841)	(1,842)	1,056

Net income (loss)	$(887)	$(2,749)	$2,949

Supplemental Operating Data
Diluted earnings (loss) per common share	$(2.93)	$(8.99)	$9.24
Total revenues, excluding net investment income on equity securities, trading	21,513	19,559	25,771
DAC Unlock benefit (charge), after-tax	(1,034)	(932)	213

	As of December 31,
Summary of Financial Condition	2009	2008	2007
Total assets	$307,717	$287,583	$360,361
Total investment, excluding equity securities, trading	93,235	89,287	94,904
Total stockholders’ equity	17,865	9,268	19,204

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

				Increase	Increase
				(Decrease) From	(Decrease) From
Net Income (Loss) by Operation and Life Segment	2009	2008	2007	2008 to 2009	2007 to 2008
Life
Retail	$(410)	$(1,399)	$812	$989	$(2,211)
Individual Life	15	(43)	182	58	(225)
Group Benefits	193	(6)	315	199	(321)
Retirement Plans	(222)	(157)	61	(65)	(218)
International	(183)	(325)	223	142	(548)
Institutional	(515)	(502)	17	(13)	(519)
Other	(165)	(11)	(52)	(154)	41

Total Life	(1,287)	(2,443)	1,558	1,156	(4,001)
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	120	280	322	(160)	(42)
Small Commercial	395	437	508	(42)	(71)
Middle Market	258	169	157	89	12
Specialty Commercial	170	71	(18)	99	89

Ongoing Operations underwriting results	943	957	969	(14)	(12)
Net servicing income [1]	37	31	52	6	(21)
Net investment income	943	1,056	1,439	(113)	(383)
Net realized capital losses	(266)	(1,669)	(160)	1,403	(1,509)
Other expenses	(223)	(219)	(248)	(4)	29

Income before income taxes	1,434	156	2,052	1,278	(1,896)
Income tax expense (benefit)	374	(33)	575	407	(608)

Ongoing Operations	1,060	189	1,477	871	(1,288)
Other Operations	(77)	(97)	30	20	(127)

Total Property & Casualty	983	92	1,507	891	(1,415)
Corporate	(583)	(398)	(116)	(185)	(282)

Net income (loss)	$(887)	$(2,749)	$2,949	$1,862	$(5,698)

[1]	Net of expenses related to service business.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Consolidated net loss decreased primarily due to the following:
•
A decrease in net realized losses, which included other-than-temporary impairments of $1.5 billion compared to $4.0 billion in 2009 and 2008, respectively, and gains on the variable annuity hedge program of $631 in 2009 compared to losses of $639 in 2008. Partially offsetting the decrease in realized losses was approximately $300 in net realized capital losses in 2009 related to the settlement of a contingent obligation to Allianz SE (“Allianz”).

•	Goodwill impairments in 2009 were $32, after-tax, recorded in Corporate compared to $597, after-tax, in 2008 with $323, after-tax, recorded in Corporate and $274, after-tax, recorded in Life.
Excluding net realized capital losses and goodwill impairments, Life operations earnings decreased approximately $300 and Property & Casualty operations earnings decreased approximately $150 from 2008 to 2009. See the segment sections of the MD&A for a discussion on the respective operations’ performance.
Year ended December 31, 2008 compared to the year ended December 31, 2007
The change from consolidated net income to consolidated net loss was primarily due to the following:
•	Net realized losses of $5.9 billion in 2008 compared to $994 in 2007, which included other-than-temporary impairments of $4.0 billion in 2008 and $483 in 2007.
•	DAC Unlock, after-tax, impact to earnings was a charge of $932 in 2008 compared to a benefit of $213 in 2007.
•	Goodwill impairments in 2008 were $597, after-tax, with $323, after-tax, recorded in Corporate and $274, after-tax, in Life compared to no goodwill impairments recorded in 2007.
Excluding net realized capital losses, goodwill impairments and DAC Unlocks, Life operations earnings decreased approximately $500 and Property & Casualty operations earnings decreased approximately $300 from 2007 to 2008. See the segment sections of the MD&A for a discussion on the respective operations’ performance.

Income Taxes
The effective tax rates for 2009, 2008 and 2007 were 49%, 40%, and 26%, respectively. The principal causes of the differences between the effective rate and the U.S. statutory rate of 35% for 2009, 2008 and 2007 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused an increase in the tax benefit on the 2009 and 2008 pre-tax losses and a decrease in the tax expense on the 2007 pre-tax income. The effective tax rate for 2009 also includes the tax effect of a non-deductible expense related to the settlement of a contingent obligation to Allianz. For additional information, see Note 13 of the Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $181, $176 and $155 related to the separate account DRD in the years ended December 31, 2009, 2008 and 2007, respectively, which included a benefit (charge) in 2009 of $29 related to prior year tax returns, in 2008 of $9 related to a true-up of the prior year tax return, and in 2007 of $(1) related to a true-up of the prior year tax return.
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
The Company receives a foreign tax credit against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through by the mutual funds. The Company recorded benefits of $16, $16 and $11 related to the separate account foreign tax credit in the years ended December 31, 2009, 2008 and 2007, respectively. These amounts included benefits related to true-ups of prior years’ tax returns of $3, $4 and $0 in 2009, 2008 and 2007, respectively.
The Company’s unrecognized tax benefits decreased by $43 during 2009 as a result of the completion of the 2002 through 2006 IRS examinations, bringing the total unrecognized tax benefits to $48 as of December 31, 2009. This entire amount, if it were recognized, would affect the effective tax rate.

OUTLOOKS
Outlooks
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on page 3 of this Form 10-K. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Item 1A, Risk Factors.
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
Near-term, the Company is continuing to experience lower variable annuity sales as a result of market disruption, and the competitiveness of the Company’s current product offerings. The Company expects these lower sales levels to continue into 2010. Despite the partial equity market recovery over the past nine months, the current market level and market volatility have resulted in higher claim costs, and have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees. Many competitors have responded to recent market turbulence by increasing the price of their guaranteed living benefits and changing the amount of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In the first six months of 2009, the Company adjusted pricing levels and took other actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. The Company will continue to evaluate the benefits offered within its variable annuities and launched a new variable annuity product in October 2009 that responds to customer needs for growth and income within the risk tolerances of The Hartford.
Continued equity market volatility or significant declines in interest rates are also likely to continue to impact the cost and effectiveness of our guaranteed minimum withdrawal benefit (“GMWB”) hedging program and could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Life Equity Product Risk Management section within Capital Markets Risk Management.
The Company’s fixed annuity sales have declined throughout 2009 as a result of lower interest rates and the transition to a new product. Management expects fixed annuity sales to continue to be challenged until interest rates increase.
For the retail mutual fund business, net sales can vary significantly depending on market conditions, as was experienced throughout 2009. The continued declines in equity markets in the first quarter of 2009 helped drive declines in the Company’s mutual fund deposits and assets under management. During the last nine months of 2009, the equity markets improved from the first quarter and certain key funds performed strongly relative to the market, and as a result, the Company’s mutual fund assets under management and deposits have increased correspondingly. As this business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders.
The decline in assets under management as compared to 2008 is the result of continued depressed values of the equity markets in 2009 as compared to 2008, which has decreased the extent of the scale efficiencies that Retail has benefited from in recent years. The significant reduction in assets under management has resulted in revenues declining faster than expenses causing lower earnings during 2009. The equity markets have partially recovered during the last nine months of 2009, which has helped improve profitability in recent quarters, and management expects this improvement to continue into 2010. The equity markets have not recovered to their pre-2008 levels; so while profitability in 2010 is expected to be better than 2009 (barring any significant equity market declines), not withstanding expense reduction the Company has not recovered the efficiency of scale that it had prior to 2008. Individual Annuity net investment spread has been impacted by losses on limited partnership and other alternative investments, lower yields on fixed maturities and an increase in crediting rates on renewals for MVA annuities. Management expects these conditions to persist in 2010. Management has evaluated, and will continue to actively evaluate, its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.

Individual Life
Future sales for all products will be influenced by active management of current distribution relationships, responding to the negative impact of recent merger and consolidation activity on existing distribution relationships and the development of new sources of distribution, and the Company’s ratings, as published by the various ratings agencies, while offering competitive and innovative products and product features. The current economic environment poses challenges for future sales; while life insurance products respond well to consumer demand for financial security and wealth accumulation solutions, individuals may be reluctant to transfer funds when market volatility has recently resulted in significant declines in investment values. In addition, the availability and terms of capital solutions in the marketplace, as discussed below, to support universal life products with secondary guarantees, may reduce future growth in these products.
Effective November 1, 2007, Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance affiliate. An unaffiliated standby third-party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. The use of the letter of credit enhanced statutory capital but resulted in a decline in net investment income and increased expenses in future periods for Individual Life. As of December 31, 2009, the transaction provided approximately $585 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company received notice from the issuer of the letter of credit that they will be terminating the letter of credit as it applies to new business written after January 31, 2010. In addition, the issuer has notified the Company that it will not extend the letter of credit, covering the in-force, beyond its current expiration date of December 31, 2028. The letter of credit is expected to provide sufficient coverage for the reinsured business through 2028. Management is reviewing product design alternatives with the objective of developing a competitively priced product that meets the Company’s capital efficiency objectives.
For risk management purposes, Individual Life accepts and retains up to $10 in risk on any one life. Individual Life uses reinsurance where appropriate to protect against the severity of losses on individual claims; however, death claim experience may continue to lead to periodic short-term earnings volatility. In the fourth quarter of 2008, Individual Life began ceding insurance under a new reinsurance structure for all new business excluding term life insurance. The new reinsurance structure allows Individual Life greater flexibility in writing larger policies, while retaining less of the overall risk associated with individual insured lives. This new reinsurance structure will help balance the overall profitability of Individual Life’s business. The financial results of this change in the reinsurance structure will be recognized over time as the percentage of new business subject to the structure grows. This will result in Individual Life recognizing increasing reinsurance premiums while reducing earnings volatility associated with mortality experience over time.
Individual Life continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term life insurance and universal life products with no-lapse guarantees. Additionally, volatility in the equity markets may reduce the attractiveness of variable universal life products. These risks may have a negative impact on Individual Life’s future sales and earnings. Despite these risks, management believes there are opportunities to increase future sales by implementing strategies to expand distribution capabilities, including utilizing independent agents and continuing to build on the strong relationships within the financial institution marketplace.
Group Benefits
Group Benefits’ sales may fluctuate based on the competitive pricing environment in the marketplace. In this competitive environment the Company has seen weakness in its first quarter 2010 sales. The Company anticipates relatively stable loss ratios and expense ratios over the long-term based on underlying trends in the in-force business and disciplined new business and renewal underwriting. The Company experienced higher disability loss ratios in 2009; however, the Company believes this is within the normal range of volatility.
The economic downturn, which resulted in rising unemployment, combined with the potential for employees to lessen spending on the Company’s products, negatively impacted premium levels in 2009. Premium levels are expected to remain relatively flat in 2010, or until there is economic expansion and lower unemployment rates compared to the end of 2009 levels. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services.
Retirement Plans
The future financial results of the Retirement Plans segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus of the Retirement Plans segment as necessary investments in service and technology are made to effect the integration of the acquisitions made in 2008.
Retirement Plans deposits have been negatively impacted by market volatility and by the market declines in 2008 and the first quarter of 2009 as businesses reduce their workforces and offer more modest salary increases and as workers potentially allocate less to retirement accounts in the near term. The impact of the partial equity markets recovery over the last nine months has been offset by a few large case surrenders, resulting in an overall decline in average assets under management compared to 2008. The reduction in average assets under management has strained net income in 2009, and this earnings strain is expected to continue until average account value exceeds the level seen in the first half of 2008.

International
During the second quarter of 2009, the Company suspended all new sales in International’s Japan and European operations. International is currently in the process of restructuring its operations to maximize profitability and capital efficiency while continuing to focus on risk management and maintaining appropriate service levels.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets, while unfavorable market performance will have the reverse effect. In addition, higher or lower account value levels will generally reduce or increase, respectively, certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and GMWB. Prudent expense management is also an important component of product profitability. During 2009, the Company took actions to realign our organization and significantly reduce our expense structure which will result in improved earnings over time. The Company continually evaluates opportunities to mitigate the risks associated with International businesses and manage expenses in order to balance costs and earnings stability.
Markets partly recovered in the last three quarters of 2009, after a decline in the first quarter, resulting in increased margins in the second, third, and fourth quarters.
In the fourth quarter of 2009, Hartford Life International, Ltd., an indirect, wholly-owned subsidiary of Hartford Life Insurance Company, entered into a Share Purchase Agreement with Icatu Holding, S.A, the Company’s joint venture partner, for the sale of all of the Company’s common registered shares and preferred registered shares in Icatu Hartford Seguros S.A, its Brazil operation. The expected settlement date will be during the first quarter of 2010. The sale of our interests in Icatu Hartford Seguros S.A. will allow the Company to focus on its core U.S. centric businesses and reduce exposure to currency volatility, but will also reduce the expected future earnings of International.
Institutional
In 2009, the Company decided to exit several businesses that were determined to be outside of the Company’s core business model. Several lines – institutional mutual funds, private placement life insurance, income annuities and certain institutional annuities will continue to be managed for growth. The private placement life insurance industry (including the corporate-owned and bank-owned life insurance markets) has experienced a slowdown in sales due to, among other things, limited availability of stable value wrap providers. We believe that the Company’s current PPLI assets will experience high persistency, but our ability to grow this business in the future will be affected by near term market and industry challenges. The remaining businesses, structured settlements, guaranteed investment products, and most institutional annuities will be managed in conjunction with other businesses that the Company has previously decided will not be actively marketed or sold.
The net income of this segment depends on Institutional’s ability to retain assets under management, the relative mix of business, and net investment spread. Net investment spread, as discussed in Institutional’s Operating section of this MD&A, has declined year over year and management expects net investment spread will remain pressured in the intermediate future due to the low level of market short-term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments, and anticipated performance of limited partnerships and other alternative investments.
Stable value products experienced net outflows in 2009 as a result of contractual maturities and the payments associated with certain contracts which allow an investor to accelerate principal repayments (after a defined notice period of typically thirteen months), as well as the Company opting to accelerate the repayment of principal for certain stable value products. A total of $3.9 billion of account value was paid out on stable value contracts during 2009. The Company has the option to accelerate the repayment of principal for certain other stable value products and will continue to evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company. In addition, the Company may, from time to time, seek to retire or repurchase certain other stable value products in open market transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets.
Property & Casualty
Personal Lines
The Company expects Personal Lines’ written premiums in 2010 will be relatively flat as growth in AARP is expected to be largely offset by a decline in Agency. The Company expects personal auto written premiums will be relatively flat as the effects of increased written premiums from the sale of the Company’s Open Road Advantage product and increased written pricing will likely be offset by actions to reduce written premiums in certain market segments and territories. The Company expects homeowners’ written premiums will also be relatively flat as an increase in written pricing and the cross-sell of AARP homeowners’ insurance to auto policyholders will likely be offset by the effect of rate and underwriting actions to improve profitability.

The Company will continue to use direct marketing to AARP members to drive new business in AARP and will expand the sale of its Open Road Advantage product through independent agents to drive new business in Agency. In all states where the Open Road Advantage product is available, the Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product. The Company expects to expand the sale of the Open Road Advantage auto product to an additional 23 states in 2010.
In 2009, renewal written pricing increased 3% for auto and 5% for home and management expects that renewal written pricing for both auto and homeowners will continue to increase in 2010 driven by rate increases in response to rising loss costs. For both auto and home, management expects that the increase in average written premium per policy in 2010 will not be as significant as the increase in written pricing due primarily to a continued shift to more preferred market segment business (which has lower average premium) and growth in states and territories with lower average premium.
The combined ratio before catastrophes and prior accident year development for Personal Lines in 2010 is expected to be relatively close to the 92.0 ratio achieved in 2009 as a slight improvement in the current accident year loss and loss adjustment expense ratio is expected to be offset by a slight increase in the expense ratio. For auto business, emerged claim frequency increased in 2009 after a historically low claim frequency in 2008. In 2010, management expects ultimate claim frequency for the 2010 accident year will be slightly favorable reflecting the Company’s shift to more preferred market segment business. While emerged claim severity increases for auto were flat to the prior year, management expects auto claim severity to increase in 2010 more in line with historical experience. Non-catastrophe homeowners’ loss costs increased in 2009 due to higher claim frequency and severity and management expects that loss costs will increase in 2010 driven by higher claim severity. In response to increasing loss costs, the Company is taking rating and underwriting actions in auto and homeowners and the Company expects the current accident year loss and loss adjustment expense ratio before catastrophes for both auto and homeowners will be slightly lower in 2010. Management expects the expense ratio will be slightly higher in 2010 driven by higher amortization of AARP acquisition costs.
Small Commercial
Within the Small Commercial segment, management expects single-digit written premium growth in 2010, due to higher new business premium and stabilization of policy count retention. During 2009, the Company experienced a decrease in both earned audit premium and endorsement premium, primarily as a result of lower payrolls. This resulted in declining average premium on renewed policies, a trend that is expected to continue into the early part of 2010. Small Commercial introduced several initiatives in 2009 including programs aimed at improving policy count retention and new product offerings for package business and expects to introduce a new pricing model for commercial auto in 2010. The workers’ compensation business is expected to produce strong policy growth in 2010 reflecting: our current market position and capabilities; targeted broadening of underwriting capabilities in selected industries; and leveraging the payroll model to both increase penetration in well-established partners and continue developing opportunities with recently added partners including the marketing relationship with Intuit. While renewal written pricing in Small Commercial was flat in 2009, increases are expected in 2010.
The Small Commercial segment’s combined ratio before catastrophes and prior accident year development is expected to be higher in 2010 than the 84.4 achieved in 2009. The increase in the combined ratio results from an expected increase in the current accident year loss and loss adjustment expense ratio, as well as, a higher expense ratio. Small Commercial experienced favorable frequency trends on workers’ compensation and commercial auto claims in recent accident years. Management expects favorable frequency to continue, but at a moderated rate, for the 2010 accident year. Across the Small Commercial lines of business, severity is expected to continue its long-term upward trend. The expense ratio is expected to be higher in 2010 driven by an increase in total underwriting expenses.
Middle Market
Management expects that 2010 written premiums for Middle Market will be higher due to an increase in new business premium, while policy count retention is expected to remain flat. Written premiums in Middle Market decreased by 10% in 2009 as the downturn in the economy reduced exposures across most lines of business, particularly payroll exposures for workers’ compensation and construction lines in marine, which were partially reflected in lower earned audit premium.
The Company continues to take a disciplined approach to evaluating and pricing risks in the face of declines in renewal written pricing. While renewal written pricing for Middle Market business declined by 2% in 2009, management expects carriers will continue to price new business more aggressively than renewals. Carriers in the commercial lines market segment reported some moderation in the rate of price declines in 2009. Like in the Personal Lines and Small Commercial market segments, current economic conditions (lower payrolls, declines in production, lower sales, etc.) have reduced written premium growth opportunities in Middle Market.
In 2010, management will seek to compete for new business and protect renewals in Middle Market by, among other actions, refining its pricing and risk selection models, targeting industries with growth potential and looking to cross-sell other lines on existing accounts.
The combined ratio before catastrophes and prior accident year development for Middle Market is expected to be higher in 2010 than the 95.1 achieved in 2009 due to an expected increase in the current accident year loss and loss adjustment expense ratio and, to a lesser extent, an increase in the expense ratio. Claim cost severity was favorable on property and marine in 2009. However, management expects that claim cost severity for property and marine claims will return to historically normal levels in 2010 and that severity will continue to increase for general liability and workers’ compensation claims. The Company also expects a continuation of moderately lower frequency in 2010.

Specialty Commercial
Within Specialty Commercial, management expects written premiums to be slightly higher in 2010, primarily due to higher casualty premiums, partially offset by the impact of business and economic changes experienced in 2009. Written premiums decreased by 17% in 2009, due to a combination of the sale of First State Management Group, the effects of the economic downturn, ratings concerns, and market-driven changes in a reinsurance arrangement. The Company sold its core excess and surplus lines property businesses in March 2009. Additionally, as with other commercial lines segments, Specialty Commercial experienced the same negative impacts of the recession on written premiums. And, while the Company’s ratings stabilized in May of 2009, concerns about the Company’s financial strength to that point had a negative effect on commercial directors’ and officers’ and contract surety lines of business. Lastly, the reinsurance program for the professional liability lines renewed in July 2009 with a change in structure from primarily an excess of loss program to a variable quota share arrangement. This change was market driven and consistent with the Company’s expectations. This will have the impact of depressing the net written premium growth for professional liability through the second quarter of 2010.
For professional liability business within Specialty Commercial, the Company expects its losses from the fallout of the sub-prime mortgage market and the broader credit crisis to be manageable based on several factors. Principal among them is the diversified nature of the Company’s product and customer portfolio, with a majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. Reinsurance substantially mitigates the net limits exposed per policy and no single industry segment comprises 15% or more of the Company’s professional liability book of business by net written premium. About half of the Company’s limits exposed to federal shareholder class action claims filed in 2008 and 2009 are under Side-A D&O insurance policies that provide protection to individual directors and officers only in cases where their company cannot indemnify them. In addition, 88% of the exposed limits are on excess policies rather than primary policies. Regarding the Madoff and Stanford alleged fraud cases which continue to evolve, based on a detailed ground-up review of all claims notices received to date and an analysis of potentially involved parties noted in press reports, the Company anticipates only a limited number of its policies and corresponding net limits to be exposed. The Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases, to be within its expected loss estimates.
In 2010, the combined ratio before catastrophes and prior accident year development for Specialty Commercial is expected to be slightly higher than the 100.1 experienced in 2009 due to an expected increase in the current accident year loss and loss adjustment expense ratio and the dividend ratio, partially offset by a decrease in the expense ratio.
Investment Income
Property & Casualty net investment income is expected to be more favorable in 2010 than in 2009 due to increased allocation of liquid investments to spread based investments, such as investment grade corporate bonds, and more favorable limited partnership results.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past has differed, from those estimates.
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations; valuation allowance on deferred tax assets and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
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
Reinsurance recoverables include an estimate of the amount of gross loss and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including IBNR unpaid losses. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate by reinsurance agreement of how IBNR losses will ultimately be ceded.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $335 as of December 31, 2009, including $226 related to Other Operations and $109 related to Ongoing Operations.
The Company’s estimate of reinsurance recoverables, net of an allowance for uncollectible reinsurance, is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.

The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, within the Other Operations segment, the Company has reserves for asbestos and environmental (“A&E”) claims. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for losses and loss adjustment expenses.
The following table shows loss and loss adjustment expense reserves by line of business and by operating segment as of December 31, 2009, net of reinsurance:

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Reserve Line of Business
Property	$323	$2	$42	$56	$423	$—	$423
Auto physical damage	16	5	5	9	35	—	35
Auto liability	1,674	248	238	161	2,321	—	2,321
Package business	—	1,131	881	136	2,148	—	2,148
Workers’ compensation	9	1,933	2,270	2,272	6,484	—	6,484
General liability	26	145	693	1,286	2,150	—	2,150
Professional liability	—	—	—	742	742	—	742
Fidelity and surety	—	—	—	261	261	—	261
Assumed Reinsurance [1]	—	—	—	—	—	496	496
All other non-A&E	—	—	—	—	—	936	936
A&E	2	2	8	3	15	2,199	2,214

Total reserves-net	2,050	3,466	4,137	4,926	14,579	3,631	18,210
Reinsurance and other recoverables	20	137	305	2,118	2,580	861	3,441

Total reserves-gross	$2,070	$3,603	$4,442	$7,044	$17,159	$4,492	$21,651

[1]	These net loss and loss adjustment expense reserves relate to assumed reinsurance that was moved into Other Operations (formerly known as “HartRe”).
Reserving within Ongoing and Other Operations
(See Reserving for Asbestos and Environmental Claims within Other Operations for a discussion of how A&E reserves are set)
How reserves are set
Reserves are set by line of business within the various operating segments. A single line of business may be written in more than one segment. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which loss data (e.g., paid losses and case reserves) emerge (i.e., is reported) over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. Within the Company’s Ongoing Operations, the shortest-tail lines of business are property and auto physical damage. The longest tail lines of business within Ongoing Operations include workers’ compensation, general liability, and professional liability. Assumed reinsurance, which is within Other Operations, is also long-tail business. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods and, accordingly, may not be indicative of ultimate losses.
Company reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. For most lines of business, these reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and fidelity and surety. Other reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred before 1989, allocated loss adjustment expenses, assumed reinsurance, latent exposures such as construction defects, unallocated loss adjustment expense and all other non-A&E exposures within Other Operations. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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

In addition to the expected loss ratio, the actuarial techniques or methods used primarily include paid and reported loss development and frequency / severity techniques as well as the Bornhuetter-Ferguson method (a combination of the expected loss ratio and paid development or reported development method). Within any one line of business, the methods that are given more influence vary based primarily on the maturity of the accident year, the mix of business and the particular internal and external influences impacting the claims experience or the methods. The output of the reserve reviews are reserve estimates that are referred to herein as the “actuarial indication”.
Provided below is a general discussion of which methods are preferred by line of business. Because the actuarial estimates are generated at a much finer level of detail than line of business (e.g., by distribution channel, coverage, accident period), this description should not be assumed to apply to each coverage and accident year within a line of business. Also, as circumstances change, the methods that are given more influence will change.
Property and Auto Physical Damage. These lines are fast-developing and paid and reported development techniques are used as these methods use historical data to develop paid and reported loss development patterns, which are then applied to current paid and reported losses by accident period to estimate ultimate losses. The Company relies primarily on reported development techniques although a review of frequency and severity and the initial loss expectation based on the expected loss ratio is used for the most immature accident months. The advantage of frequency / severity techniques is that frequency estimates are generally easier to predict and external information can be used to supplement internal data in making severity estimates.
Auto Liability – Personal Lines. For auto liability, and bodily injury in particular, the Company performs a greater number of techniques than it does for property and auto physical damage. In addition, because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company uses Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving techniques. The Company generally uses the reported development method for older accident years as a higher percentage of ultimate losses are reflected in reported losses than in cumulative paid losses and the frequency/severity and Berquist-Sherman methods for more recent accident years. Recent periods are influenced by changes in case reserve practices and changing disposal rates; the frequency/severity techniques are not affected as much by these changes and the Berquist-Sherman techniques specifically adjust for these changes.
Auto Liability – Commercial Lines and Short-Tailed General Liability. As with Personal Lines auto liability, the Company performs a variety of techniques, including the paid and reported development methods and frequency / severity techniques. For older, more mature accident years, management finds that reported development techniques are best. For more recent accident years, management typically prefers frequency / severity techniques that make separate assumptions about loss activity above and below a selected capping level.
Long-Tailed General Liability, Fidelity and Surety and Large Deductible Workers’ Compensation. For these long-tailed lines of business, the Company generally relies on the expected loss ratio and reported development techniques. Management generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and more on the reported development method as an accident year matures.
Workers’ Compensation. Workers’ compensation is the Company’s single largest reserve line of business so a wide range of methods are reviewed in the reserve analysis. Methods performed include paid and reported development, variations on expected loss ratio methods, and an in-depth analysis on the largest states. Paid development patterns are historically very stable in the Company’s workers’ compensation business, so paid techniques are preferred for older accident periods. For more recent periods, paid techniques are less predictive of the ultimate liability since such a low percentage of ultimate losses are paid in early periods of development. Accordingly, for more recent accident periods, the Company generally relies more heavily on a state-by-state analysis and the expected loss ratio approach.
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
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the information that has been accumulated. Numerous factors are considered in this process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, the maturity of the accident year, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. Total recorded net reserves excluding asbestos and environmental were 3.8% higher than the actuarial indication of the reserves as of December 31, 2009 and December 31, 2008.
See the Reserve Development Section for a discussion of changes to reserve estimates recorded in 2009.

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
Within the commercial segments and the Other Operations segment, the Company has exposure to claims asserted for bodily injury as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company is monitoring trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.
In Personal Lines, reserving estimates are generally less variable than for the Company’s other property and casualty segments because of the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends and their impact on recorded reserve levels. Severity trends can be impacted by changes in internal claim handling and case reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. In addition, the introduction of new products has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
In both Small Commercial and Middle Market, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. Medical costs make up more than 50% of workers’ compensation payments and it is possible that federal health care reform will impact medical payments in workers’ compensation. These changes increase the uncertainty in the application of development patterns. In addition, over the past several accident years, the Company has experienced favorable claim frequency on workers’ compensation claims. The Company’s reserve estimates assume that reported losses for recent accident years will continue to emerge favorably and that severity will not be adversely impacted by the lower volume of reported claims.
In the Specialty Commercial segment, many lines of insurance are “long-tail”, including large deductible workers’ compensation insurance, as such, reserve estimates for these lines are more difficult to determine than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for large deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Another example of reserve variability relates to reserves for directors’ and officers’ insurance. There is potential volatility in the required level of reserves due to the continued uncertainty regarding the number and severity of class action suits, including uncertainty regarding the Company’s exposure to losses arising from the collapse of the sub-prime mortgage market. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies is primarily in excess layers, making estimates of loss more complex. The recent financial market turmoil has increased the number of shareholder class action lawsuits against our insureds or their directors and officers and this trend could continue for some period of time.
Impact of changes in key assumptions on reserve volatility
As stated above, the Company’s practice is to estimate reserves using a variety of methods, assumptions and data elements. Within its reserve estimation process for reserves other than asbestos and environmental, the Company does not consistently use statistical loss distributions or confidence levels around its reserve estimate and, as a result, does not disclose reserve ranges.
The reserve estimation process includes assumptions about a number of factors in the internal and external environment. Across most lines of business, the most important assumptions are future loss development factors applied to paid or reported losses to date. The trend in loss costs is also a key assumption, particularly in the most recent accident years, where loss development factors are less credible.
The following discussion includes disclosure of possible variation from current estimates of loss reserves due to a change in certain key indicators of potential losses. Each of the impacts described below is estimated individually, without consideration for any correlation among key indicators or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for the Company’s reserves in total. The estimated variation in reserves due to changes in key indicators is a reasonable estimate of possible variation that may occur in the future, likely over a period of several calendar years. It is important to note that the variation discussed is not meant to be a worst-case scenario, and therefore, it is possible that future variation may be more than the amounts discussed below.

Recorded reserves for auto liability, net of reinsurance, are $2.3 billion across all lines, $1.7 billion of which is in Personal Lines. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key indicator for Personal Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 2.5 point change in annual severity for the two most recent accident years would change the estimated net reserve need by $90, in either direction. A 2.5 point change in annual severity is within historical variation for the industry and for the Company.
Recorded reserves for workers’ compensation, net of reinsurance, are $6.5 billion in total for Ongoing Operations. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, medical cost inflation. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 4%, the estimated net reserve need would change by $400, in either direction. A 4% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Recorded reserves for general liability, net of reinsurance, are $2.2 billion in total for Ongoing Operations. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 9%, the estimated net reserve need would change by $200, in either direction. A 9% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Similar to general liability, assumed casualty reinsurance is affected by reported loss development patterns. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for HartRe assumed reinsurance business, excluding asbestos and environmental liabilities, within Other Operations were $496 as of December 31, 2009. If the reported loss development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance change by 10%, the estimated net reserve need would change by $252, in either direction. A 10% change in reported loss development patterns is within historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
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

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2009 of $2.21 billion ($1.90 billion and $312 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.75 billion to $2.52 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of the Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves.
Total Property & Casualty Reserves, Net of Reinsurance, Results
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty businesses at December 31, 2009 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
Reserve Rollforwards and Development
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
As part of its quarterly reserve review process, the Company is closely monitoring reported loss development in certain lines where the recent emergence of paid losses and case reserves could indicate a trend that may eventually lead the Company to change its estimate of ultimate losses in those lines. If, and when, the emergence of reported losses is determined to be a trend that changes the Company’s estimate of ultimate losses, prior accident years reserves would be adjusted in the period the change in estimate is made. Such adjustments of reserves are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.

A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the year ended December 31, 2009:
For the Year Ended December 31, 2009

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,052	$3,572	$4,744	$6,981	$17,349	$4,584	$21,933
Reinsurance and other recoverables	60	176	437	2,110	2,783	803	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,992	3,396	4,307	4,871	14,566	3,781	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,700	1,396	1,352	842	6,290	—	6,290
Current accident year catastrophes	228	44	32	2	306	—	306
Prior accident years	(33)	(36)	(187)	(172)	(428)	242	(186)

Total provision for unpaid losses and loss adjustment expenses	2,895	1,404	1,197	672	6,168	242	6,410
Payments	(2,837)	(1,334)	(1,367)	(617)	(6,155)	(392)	(6,547)

Ending liabilities for unpaid losses and loss adjustment expenses—net	2,050	3,466	4,137	4,926	14,579	3,631	18,210
Reinsurance and other recoverables	20	137	305	2,118	2,580	861	3,441

Ending liabilities for unpaid losses and loss adjustment expenses—gross	$2,070	$3,603	$4,442	$7,044	$17,159	$4,492	$21,651

Earned premiums	$3,952	$2,580	$2,101	$1,228	$9,861	$—	$9,861
Loss and loss expense paid ratio [1]	71.8	51.7	65.1	50.4	62.5
Loss and loss expense incurred ratio	73.3	54.4	57.0	54.7	62.6
Prior accident years development (pts) [2]	(0.8)	(1.4)	(8.9)	(14.0)	(4.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2009
Included within prior accident years development for the year ended December 31, 2009 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Directors’ and officers’ claims	$—	$—	$—	$(127)	$(127)	$—	$(127)
General liability	—	—	(112)	—	(112)	—	(112)
Workers’ compensation	—	(40)	(52)	—	(92)	—	(92)
Personal auto liability	(77)	—	—	—	(77)	—	(77)
Commercial auto liability	—	(33)	(14)	—	(47)	—	(47)
Package business	—	38	—	—	38	—	38
Surety business	—	—	—	28	28	—	28
Homeowners’ claims	18	—	—	—	18	—	18
Net asbestos reserves	—	—	—	—	—	138	138
Net environmental reserves	—	—	—	—	—	75	75
Other Operations’ non-asbestos and non-environmental reserves	—	—	—	—	—	35	35
Uncollectible reinsurance	—	—	—	(20)	(20)	(20)	(40)
Other reserve re-estimates, net [1]	26	(1)	(9)	(53)	(37)	14	(23)

Total prior accident years development for the year ended December 31, 2009	$(33)	$(36)	$(187)	$(172)	$(428)	$242	$(186)

[1]	Includes reserve discount accretion of $24, including $7 in Small Commercial, $9 in Middle Market and $8 in Specialty Commercial.

During 2009, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes: Ongoing Operations
•
While the Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases to be manageable, there is nonetheless the risk that claims under directors’ and officers’ (“D&O”) and errors and omissions (“E&O”) insurance policies incurred in the 2007 and 2008 accident years may develop adversely as the claims are settled. However, so far, the Company has seen no evidence of adverse loss experience related to these events. In fact, reported losses to date for claims under D&O and E&O policies for the 2007 accident year have been emerging favorably to initial expectations. In addition, for the 2003 to 2006 accident years, reported losses for claims under D&O and E&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. The Company released a total of $127 of reserves for D&O and E&O claims in 2009 related to the 2003 to 2008 accident years. Any continued favorable emergence of claims under D&O and E&O insurance policies for the 2008 and prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.

•
Released reserves for general liability claims by $112, primarily related to accident years 2003 to 2007. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During 2009, management determined that the lower level of loss emergence was also evident in accident year 2007 and had continued for accident years 2003 to 2006 and, as a result, the Company reduced the reserves. In addition, during the third quarter of 2009, the Company recognized that the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized additional ceded losses on accident years 1999 and prior. These third quarter events were largely offsetting.

•
Released workers’ compensation reserves by $92 in 2009, primarily related to additional ceded losses on accident years 1999 and prior and lower allocated loss adjustment expense reserves in accident years 2003 to 2007. During the first quarter of 2009, the Company observed lower than expected allocated loss adjustment expense payments on older accident years. As a result, the Company reduced its estimate for future expense payments on more recent accident years.

•
Released reserves for Personal Lines auto liability claims by $77 in 2009. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. During 2009, the Company recognized that favorable development in reported severity was a sustained trend for those accident years and, accordingly, management reduced its reserve estimate. In the third quarter of 2009, management also recognized sustained favorable development trends in AARP for accident year 2008 and released reserves for that accident year. The fourth quarter 2009 reserve release is in response to a continuation of these same favorable trends, primarily for accident years 2006 to 2008.

•
Released reserves for commercial auto liability claims by $47 in 2009 including $33 in Small Commercial, primarily related to accident years 2003 to 2008. In the fourth quarter of 2009, the Company recognized that the full value of large auto liability claims was being recognized as case reserves at an earlier age. The increased adequacy of case reserves caused the Company to decrease its estimate of reserves for IBNR loss and loss adjustment expenses.

•
The Company reviewed its allowance for uncollectible reinsurance for Ongoing Operations in the second quarter of 2009 and reduced its allowance for Ongoing Operations by $20 driven, in part, by a reduction in gross ceded loss recoverables. The allowance for uncollectible reinsurance for Ongoing Operations is recorded within the Specialty Commercial segment.

•
Strengthened reserves for liability claims under Small Commercial package policies by $38 in 2009, primarily related to allocated loss adjustment expenses for accident years 2000 to 2005 and 2007 and 2008. During the first quarter of 2009, the Company identified higher than expected expense payments on older accident years related to the liability coverage. Additional analysis in the second quarter of 2009 showed that this higher level of loss adjustment expense is likely to continue into more recent accident years. As a result, in the second quarter of 2009, the Company increased its estimates for future expense payments for the 2007 and 2008 accident years. In addition, during the third quarter of 2009, the Company recognized the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized a lower than expected frequency of high severity claims. These third quarter events were largely offsetting.

•
Strengthened reserves for surety business by a net of $28 in 2009, primarily related to accident years 2004 to 2007. The net $28 of strengthening consisted of $55 strengthening of reserves for customs bonds, partially offset by a $27 release of reserves for contract surety claims. During 2008, the Company became aware that there were a large number of late reported surety claims related to customs bonds. Continued high volume of late reported claims during 2009 caused the Company to strengthen the reserves. Because the pattern of claim reporting for customs bonds has not been similar to the reporting pattern of other surety bonds, future claim activity is difficult to predict. It is possible that as additional claim activity emerges, our estimate of both the number of future claims and the cost of those claims could change substantially.

•
Strengthened reserves for homeowners’ claims by $18 in 2009, primarily driven by increased claim settlement costs in recent accident years and increased losses from underground storage tanks in older accident years. In 2008, the Company began to observe increasing claim settlement costs for the 2005 to 2008 accident years and, in the first quarter of 2009, determined that this higher cost level would continue, resulting in a reserve strengthening of $9 for these accident years. In addition, beginning in 2008, the Company observed unfavorable emergence of homeowners’ casualty claims for accident years 2003 and prior, primarily related to underground storage tanks. Following a detailed review of these claims in the first quarter of 2009, management increased its estimate of the magnitude of this exposure and strengthened homeowners’ casualty claim reserves by $9.

Other Operations
See Other Operations Claims Reserve Activity for information concerning the Company’s annual evaluation of these reserves and related reinsurance.
A rollforward of liabilities for unpaid losses and loss adjustment expenses by segment for Property & Casualty for the year ended December 31, 2008 follows:
For the year ended December 31, 2008

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses—gross	$2,042	$3,470	$4,697	$6,873	$17,082	$5,071	$22,153
Reinsurance and other recoverables	81	177	414	2,316	2,988	934	3,922

Beginning liabilities for unpaid losses and loss adjustment expenses—net	1,961	3,293	4,283	4,557	14,094	4,137	18,231

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,542	1,447	1,460	941	6,390	—	6,390
Current accident year catastrophes	258	122	116	47	543	—	543
Prior accident years	(51)	(89)	(134)	(81)	(355)	129	(226)

Total provision for unpaid losses and loss adjustment expenses	2,749	1,480	1,442	907	6,578	129	6,707
Payments	(2,718)	(1,377)	(1,418)	(593)	(6,106)	(485)	(6,591)

Ending liabilities for unpaid losses and loss adjustment expenses—net	1,992	3,396	4,307	4,871	14,566	3,781	18,347

Reinsurance and other recoverables	60	176	437	2,110	2,783	803	3,586
Ending liabilities for unpaid losses and loss adjustment expenses—gross	$2,052	$3,572	$4,744	$6,981	$17,349	$4,584	$21,933

Earned premiums	$3,926	$2,724	$2,299	$1,382	$10,331	$7	$10,338
Loss and loss expense paid ratio [1]	69.2	50.5	61.6	42.8	59.1
Loss and loss expense incurred ratio	70.0	54.3	62.7	65.6	63.7
Prior accident year development (pts.) [2]	(1.3)	(3.3)	(5.9)	(5.8)	(3.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
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
Prior accident years development recorded in 2008
Included within prior accident years development for the year ended December 31, 2008 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Workers’ compensation	$—	$(92)	$(64)	$—	$(156)	$—	$(156)
General liability	—	(15)	(90)	—	(105)	—	(105)
Directors’ and officers’ claims	—	—	—	(75)	(75)	—	(75)
Personal auto liability	(46)	—	—	—	(46)	—	(46)
Commercial auto liability	—	—	(27)	—	(27)	—	(27)
Extra-contractual liability claims under non-standard personal auto policies	(24)	—	—	—	(24)	—	(24)
Construction defect claims	—	—	—	(10)	(10)	—	(10)
General liability and products liability	—	17	50	—	67	—	67
National account general liability allocated loss adjustment expense reserves	—	—	—	25	25	—	25
Net environmental reserves	—	—	—	—	—	53	53
Net asbestos reserves	—	—	—	—	—	50	50
Other reserve re-estimates, net [1]	19	1	(3)	(21)	(4)	26	22

Total prior accident years development for the year ended December 31, 2008	$(51)	$(89)	$(134)	$(81)	$(355)	$129	$(226)

[1]	Includes reserve discount accretion of $26, including $6 in Small Commercial, $9 in Middle Market, $8 in Specialty Commercial and $3 in Other Operations.
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

Other Operations
•	See Other Operations Claims Reserve Activity for information concerning the Company’s annual evaluation of these reserves and related reinsurance.
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

[2]	The “loss and loss expense paid ratio” represents the ratio of paid loss and loss adjustment expenses to earned premiums.

[3]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Prior accident years development recorded in 2007
Included within prior accident years development for the year ended December 31, 2007 were the following reserve strengthenings (releases).

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Workers’ compensation	$—	$(184)	$40	$47	$(97)	$—	$(97)
Package business liability	—	(30)	—	—	(30)	—	(30)
Surety business	—	—	—	(22)	(22)	—	(22)
Commercial auto liability	—	—	(18)	—	(18)	—	(18)
Personal auto liability	(16)	—	—	—	(16)	—	(16)
Errors and omissions	—	—	—	(15)	(15)	—	(15)
Adverse arbitration decision	—	—	—	—	—	99	99
General liability	—	—	(35)	59	24	—	24
Net environmental reserves	—	—	—	—	—	25	25
Other reserve re-estimates, net [1]	12	5	(3)	15	29	69	98

Total prior accident years development for the year ended December 31, 2007	$(4)	$(209)	$(16)	$84	$(145)	$193	$48

[1]	Includes reserve discount accretion of $31, including $6 in Small Commercial, $8 in Middle Market, $11 in Specialty Commercial and $6 in Other Operations.

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

•
Released reserves for E&O claims for accident year 2005 by $15. During the fourth quarter of 2007, the Company updated its analysis of certain professional liability claims and the new analysis showed that claims under E&O policies were emerging favorable to initial expectations, resulting in this reserve release. The $15 reserve release represented 3% of the Company’s net reserves for professional liability claims as of December 31, 2006.

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

•
Strengthened general liability reserves by $39 for accident years more than 20 years old, including $25 in Specialty Commercial. The Company has experienced an increase in defense costs for certain mass tort claims and, during 2007, the Company determined that the increase in defense costs was a sustained trend that resulted in an increase in reserves. The $39 reserve strengthening represented 2% of the Company’s net reserves for general liability claims as of December 31, 2006.

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

Other Operations
•	See Other Operations Claims Reserve Activity for information concerning the Company’s annual evaluation of these reserves and related reinsurance.

Other Operations Claims
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2009, 2008 and 2007.
Other Operations Losses and Loss Adjustment Expenses

	Asbestos	Environmental	All Other [1]	Total
2009

Beginning liability – net [2] [3]	$1,884	$269	$1,628	$3,781
Losses and loss adjustment expenses incurred	138	75	29	242
Losses and loss adjustment expenses paid	(181)	(40)	(171)	(392)
Reclassification of asbestos and environmental liabilities [4]	51	3	(54)	—

Ending liability – net [2] [3]	$1,892 [6]	$307	$1,432	$3,631

2008

Beginning liability – net [2] [3]	$1,998	$251	$1,888	$4,137
Losses and loss adjustment expenses incurred	68	54	7	129
Losses and loss adjustment expenses paid	(182)	(36)	(267)	(485)

Ending liability – net [2] [3]	$1,884	$269	$1,628	$3,781

2007

Beginning liability – net [2] [3]	$2,242	$316	$1,858	$4,416
Losses and loss adjustment expenses incurred	43	28	122	193
Losses and loss adjustment expenses paid	(287)	(93)	(217)	(597)
Reallocation of reserves for unallocated loss adjustment expenses [5]	—	—	125	125

Ending liability – net [2] [3]	$1,998	$251	$1,888	$4,137

[1]
“All Other” includes unallocated loss adjustment expense reserves. “All Other” also includes The Company’s allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $10 and $5, respectively, as of December 31, 2009, $12 and $6, respectively, as of December 31, 2008, and $9 and $6, respectively, as of December 31, 2007. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the years ended December 31, 2009, 2008 and 2007 includes $16, $16 and $10, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the years ended December 31, 2009, 2008 and 2007 includes $19, $13 and $10, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,484 and $367, respectively, as of December 31, 2009, $2,498 and $309, respectively, as of December 31, 2008, and $2,707 and $290, respectively, as of December 31, 2007.

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

[6]
The one year and average three-year net paid amounts for asbestos claims, including Ongoing Operations, were $192 and $224, respectively, resulting in a one year net survival ratio of 9.9 and a three year net survival ratio of 8.5. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

In the fourth quarters of 2009, 2008 and 2007, the Company completed evaluations of certain of its non-asbestos and non-environmental reserves, including its assumed reinsurance liabilities. Based on this evaluation in 2009, the Company recognized unfavorable prior year development of $35, principally driven by higher projected unallocated loss adjustment expenses. The Company recognized favorable prior year development of $30 and $18 in 2008 and 2007, respectively, for its HartRe assumed reinsurance liabilities principally driven by lower than expected reported losses. In 2008 and 2007, the favorable HartRe assumed reinsurance prior year development was offset by unfavorable other non-asbestos and non-environmental prior year development of $30 and $17 in 2008 and 2007, respectively, including $25 of adverse development in 2008 for assumed reinsurance obligations of the Company’s Bermuda operations.

During the third quarters of 2009, 2008 and 2007, the Company completed its annual ground-up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. During the third quarters of 2009 and 2008, the Company found estimates for some individual accounts increased based upon additional sites identified, litigation developments and new damage and defense cost information obtained on these accounts since the last review. The Company also found that, during 2008, the decline in the reporting of new accounts and sites has been slower than anticipated in the previous review. In 2007, the Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these account-specific changes as well as actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in $75, $53 and $25 increases in net environmental liabilities in 2009, 2008 and 2007, respectively. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
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
The following table displays gross environmental reserves and other statistics by category as of December 31, 2009.
Summary of Gross Environmental Reserves
As of December 31, 2009

	Number of	Total
Gross Environmental Reserves as of September 30, 2009 [1]	Accounts [2]	Reserves
Accounts with future exposure > $2.5	8	$43
Accounts with future exposure < $2.5	562	109
Other direct [3]	—	115

Total Direct	570	267

Assumed Reinsurance		56
London Market		61

Total gross environmental reserves as of September 30, 2009 [1]		384
Gross paid loss activity for the fourth quarter 2009		(18)
Gross incurred loss activity for the fourth quarter 2009		1

Total gross environmental reserves as of December 31, 2009 [4] [5]		$367

[1]	Gross Environmental Reserves based on the third quarter 2009 environmental reserve study.

[2]	Number of accounts established as of June 2009.

[3]	Includes unallocated IBNR.

[4]	The one year gross paid amount for total environmental claims is $54, resulting in a one year gross survival ratio of 6.8.

[5]	The three year average gross paid amount for total environmental claims is $75, resulting in a three year gross survival ratio of 4.9.
During the second quarters of 2009, 2008 and 2007, the Company completed its annual ground-up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $138 in second quarter 2009. For certain direct policyholders, the Company experienced increases in claim severity, expense and costs associated with litigating asbestos coverage matters. Increases in severity and expense were most prevalent among certain, peripheral defendant insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. In the second quarter of 2008, the Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these changes resulted in a $50 increase in net asbestos reserves. In 2007, these evaluations resulted in no addition to the Company’s net asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
The Company divides its gross asbestos exposures into Direct, Assumed Reinsurance and London Market. The Company further divides its direct asbestos exposures into the following categories: Major Asbestos Defendants (the “Top 70” accounts in Tillinghast’s published Tiers 1 and 2 and Wellington accounts), which are subdivided further as: Structured Settlements, Wellington, Other Major Asbestos Defendants, Accounts with Future Expected Exposures greater than $2.5, Accounts with Future Expected Exposures less than $2.5, and Unallocated.
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
The following table displays gross asbestos reserves and other statistics by policyholder category as of December 31, 2009.
Summary of Gross Asbestos Reserves
As of December 31, 2009

	Number of	All Time	Total	All Time
	Accounts [2]	Paid [3]	Reserves	Ultimate [3]
Gross Asbestos Reserves as of June 30, 2009 [1]
Major asbestos defendants [5]
Structured settlements (includes 4 Wellington accounts) [6]	7	$270	$475	$745
Wellington (direct only)	29	904	43	947
Other major asbestos defendants	29	474	168	642
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	73	744	547	1,291
Accounts with future exposure < $2.5	1,104	424	119	543
Unallocated [7]		1,687	366	2,053

Total Direct		4,503	1,718	6,221
Assumed Reinsurance		1,110	557	1,667
London Market		581	347	928

Total as of June 30, 2009 [1]		6,194	2,622	8,816

Gross paid loss activity for the third quarter and fourth quarter 2009		143	(143)	—
Gross incurred loss activity for the third quarter and fourth quarter 2009		—	5	5

Total as of December 31, 2009 [4]		$6,337	$2,484	$8,821

[1]	Gross Asbestos Reserves based on the second quarter 2009 asbestos reserve study.

[2]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2009.

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

[4]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio of 8.0 as of December 31, 2009 is computed based on total paid losses of $937 for the period from January 1, 2007 to December 31, 2009. As of December 31, 2009, the one year gross paid amount for total asbestos claims is $245 resulting in a one year gross survival ratio of 10.1.

[5]	Includes 25 open accounts at both June 30, 2009 and 2008.

[6]
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

[7]	Includes closed accounts (exclusive of Major Asbestos Defendants) and unallocated IBNR.
For paid and incurred losses and loss adjustment expenses reporting, the Company classifies its asbestos and environmental reserves into three categories: Direct, Assumed Reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.
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
The following table sets forth, for the years ended December 31, 2009, 2008 and 2007, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and
Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
2009

Gross
Direct	$160	$117	$29	$92
Assumed Reinsurance	56	52	7	—
London Market	18	—	10	12

Total	234	169	46	104
Ceded	(53)	(31)	(6)	(29)

Net prior to reclassification	181	138	40	75
Reclassification of asbestos and environmental liabilities [2]	—	51	—	3

Net	$181	$189	$40	$78

2008

Gross
Direct	$207	$76	$32	$69
Assumed Reinsurance	61	—	9	(17)
London Market	19	—	6	13

Total	287	76	47	65
Ceded	(105)	(8)	(11)	(11)

Net	$182	$68	$36	$54

2007

Gross
Direct	$251	$(289)	$90	$43
Assumed – Domestic	112	72	16	—
London Market	31	76	8	—

Total	394	(141)	114	43
Ceded	(107)	184	(21)	(15)

Net	$287	$43	$93	$28

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the years ended December 31, 2009, 2008 and 2007 includes $17, $15 and $9, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the years ended December 31, 2009, 2008 and 2007 includes $20, $12 and $10, respectively, related to asbestos and environmental claims.

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

The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarters of 2009, 2008 and 2007, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As a result of the second quarter of 2009 evaluation, the Company reduced its allowance for uncollectible reinsurance by $20 principally to reflect decreased reinsurance recoverable dispute exposure and favorable activity since the last evaluation. As of December 31, 2009, the allowance for uncollectible reinsurance for Other Operations totals $226. The evaluations in the second quarters of 2008 and 2007 resulted in no addition to the allowance for uncollectible reinsurance. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves.
Impact of Re-estimates
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
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past five years. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The percentage relationships presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last five years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. See “Impact of key assumptions on reserve volatility” within this section for further discussion of the potential for variability in recorded loss reserves.

	Personal	Small	Middle	Specialty	Ongoing	Other	Total
	Lines	Commercial	Market	Commercial	Operations	Operations	P&C
Range of prior accident year unfavorable (favorable) development for the five years ended December 31, 2009 [1]	(5.2) – (0.2)	(6.5) – (1.0)	(4.3) – 1.6	(3.5) – 3.1	(2.9) – 0.3	3.1 – 7.4	(1.2) – 1.5

[1]
Over the past ten years, reserve re-estimates for total Property & Casualty ranged from (1.2)% to 21.5%. Excluding the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total Property & Casualty ranged from (3.0)% to 1.6%.

The potential variability of the Company’s Property & Casualty reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed above.

Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: Life’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 7 of the Notes to Consolidated Financial Statements for additional information on DAC. See Note 10 of the Notes to Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 9 of the Notes to Consolidated Financial Statements for additional information on death and other insurance benefit feature reserves.
The specific breakdown of the most significant EGP based balances as of December 31, 2009 and 2008 are as follows:

	Individual Variable		Individual Variable
	Annuities – U.S.		Annuities – Japan		Individual Life
	2009	2008	2009	2008	2009	2008
DAC	$3,378	$4,844	$1,566	$1,834	$2,528	$2,931
SIA	$324	$436	$28	$19	$42	$36
URR	$85	$109	$1	$—	$1,185	$1,299
Death and Other Insurance Benefit Reserves	$1,232	$867	$580	$229	$76	$40
For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and hedging costs. Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.
Prior to the second quarter of 2009, the Company determined EGPs using the mean derived from stochastic scenarios that had been calibrated to the estimated separate account return. The Company also completed a comprehensive assumption study, in the third quarter of each year, and revised best estimate assumptions used to estimate future gross profits when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. The Company also considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would revise EGPs if those trends were expected to be significant.
Beginning with the second quarter of 2009, the Company now determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This DAC Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term weighted average rate of return is 7.1% and 5.6% for U.S. and Japan, respectively. The expected long-term equity total rate of return is 9.5% and 8.5% for the U.S. and Japan, respectively, and the expected long-term fixed income rate of return is 6.0% and 4.0% for the U.S. and Japan, respectively.
In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as emerging data indicates that changes are warranted. In the fourth quarter of 2009, recent market volatility provided the Company additional information regarding policyholder behavior, related to living benefit lapses, withdrawal rates and GMDB lapses. This information was incorporated into the Company’s assumptions used in determining estimated gross profits. Upon completion of an assumption study or evaluation of new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving model.
All assumption changes that affect the estimate of future EGPs including the update of current account values, the use of the RTM estimation technique and policyholder behavior assumptions are considered an Unlock in the period of revision. An Unlock adjusts DAC, SIA, URR and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.

An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. As of December 31, 2009, the margin between the DAC balance and the present value of future EGPs was 23% and 59% for U.S. and Japan individual variable annuities, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.
Estimated gross profits are also used to determine the expected excess benefits and assessments included in the measurement of death and other insurance benefit reserves. These excess benefits and assessments are derived from a range of stochastic scenarios that have been calibrated to the Company’s RTM separate account returns. The determination of death and other insurance benefit reserves is also impacted by discount rates, lapses, volatilities and mortality assumptions.
Unlocks
The after-tax impact on the Company’s assets and liabilities as a result of the Unlocks for years ended 2009, 2008 and 2007, were:
For the year ended 2009:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Retail	$(429)	$17	$(158)	$(36)	$(606)
Retirement Plans	(55)	—	—	(1)	(56)
Individual Life	(101)	54	(4)	—	(51)
Institutional	(1)	—	—	—	(1)
International [3]	(103)	6	(210)	(10)	(317)
Corporate	(3)	—	—	—	(3)

Total	$(692)	$77	$(372)	$(47)	$(1,034)

[1]
As a result of the Unlock, Retail reserves increased $522, pre-tax, offset by an increase in reinsurance recoverables of $279, pre-tax. International reserves increased $357, pre-tax, offset by an increase in reinsurance recoverables of $34, pre-tax.

[2]
The most significant contributor to the Unlock was a result of actual separate account returns being significantly below our aggregated estimated return for the period from October 1, 2008 to March 31, 2009, offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009.

[3]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.
For the year ended 2008:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Retail	$(648)	$18	$(75)	$(27)	$(732)
Retirement Plans	(49)	—	—	—	(49)
Individual Life	(29)	(12)	(3)	—	(44)
International	(23)	(1)	(90)	(2)	(116)
Corporate	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

[1]
As a result of the Unlock, Retail reserves increased $389, pre-tax, offset by an increase in reinsurance recoverables of $273, pre-tax. International reserves increased $164, pre-tax, offset by an increase in reinsurance recoverables of $25, pre-tax.

[2]	The most significant contributors to the Unlock were:
•	Actual separate account returns were significantly below our aggregated estimated return.
•	The Company reduced its 20-year projected separate account return assumption from 7.8% to 7.2% in the U.S.
•
Retirement Plans reduced its estimate of future fees as plans met contractual size limits (“breakpoints”), causing a lower fee schedule to apply, and the Company increased its assumption for future deposits by existing plan participants.

For the year ended 2007:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (charge) benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Retail	$180	$(5)	$(4)	$9	$180
Retirement Plans	(9)	—	—	—	(9)
Institutional	1	—	—	—	1
Individual Life	24	(8)	—	—	16
International	16	—	6	—	22
Corporate	3	—	—	—	3

Total	$215	$(13)	$2	$9	$213

[1]	As a result of the Unlock, Retail reserves decreased $4, pre-tax, offset by a decrease, in reinsurance recoverables of $10, pre-tax.

[2]	The most significant contributors to the Unlock were:
•	Actual separate account returns were above our aggregated estimated return.
•
During the third quarter of 2007, the Company estimated gross profits using the mean of EGPs derived from a set of stochastic scenarios that have been calibrated to our estimated separate account return as compared to prior year where we used a single deterministic estimation. The impact of this change in estimation was a benefit of $20, after-tax, for U.S. variable annuities, and $13, after-tax, for Japan variable annuities.

•
Dynamic lapse behavior assumptions, reflecting that lapse behavior will be different depending upon market movements, along with other base lapse rate assumption changes resulted in an approximate benefit of $40, after-tax, for U.S. variable annuities.

Other-Than-Temporary Impairments and Valuation Allowances on Investments
The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 5 of the Notes to Consolidated Financial Statements. For a discussion of results, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Living Benefits Required to be Fair Valued (in Other Policyholder funds and Benefits Payable)
Fair values for GMWB and GMAB contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each of the components described below are unobservable in the marketplace and require subjectivity by the Company in determining their value.
Best Estimate Claims Costs
The Best Estimate Claims Costs is calculated based on actuarial and capital market assumptions related to projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization (for the customized derivatives, policyholder behavior is prescribed in the derivative contract). Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process involving the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels were used. Estimating these cash flows involves numerous estimates and subjective judgments including those regarding expected markets rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. At each valuation date, the Company assumes expected returns based on:
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates and equity indices. On a weekly basis, the blend of implied equity index volatilities are updated. The Company continually monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. For twelve months ended December 31, 2009 and 2008, the credit standing adjustment resulted in a pre-tax gain of $154 and $6.

Margins
The behavior risk margin adds a margin that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions. During 2009 and 2008, the Company revised certain adverse assumptions in the behavior risk margin for withdrawals, lapses and annuitization behavior as emerging policyholder behavior experience suggested the prior adverse policyholder behavior assumptions were no longer representative of an appropriate margin for risk.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total realized gain pre-tax of $566 and $470 for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2007, these updates affected best estimates resulting in a pre-tax realized loss of $(158).
For additional information on the Company’s GMWB liability, see Equity Risk within the Capital Markets Risk Management section of MD&A for additional sensitivities.
In addition to the non-market-based updates described above, for the twelve months ended December 31, 2009, 2008, and 2007, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in a gain (loss) of approximately $550, $(355), and $(2), respectively.
Goodwill Impairment
Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. The 401(k), 457 and 403(b) components of Retirement Plans have been aggregated into one reporting unit; the variable life, universal life and term life components of Individual Life have been aggregated into one reporting unit; the private placement life insurance and institutional investment products components of the Institutional Solutions Group have been aggregated into one reporting unit; the group disability and group life components of Group Benefits have been aggregated into one reporting unit; and the homeowners and automobile components of Personal Lines have been aggregated into one reporting unit. In circumstances where the components of an operating segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component such as with Other Retail, which combined with Individual Annuity constitutes the Retail operating segment, Hartford Financial Products, and Federal Trust Corporation, the Company has classified those components as reporting units.
As of December 31, 2009, the Company had goodwill allocated to the following reporting units:

	Segment Goodwill	Goodwill in Corporate	Total
Other Retail	$159	$92	$251
Retirement Plans	87	69	156
Individual Life	224	118	342
Group Benefits	—	138	138
Personal Lines	119	—	119
Hartford Financial Products within Specialty Commercial	30	—	30
Federal Trust Corporation within Corporate[1]	—	168	168

Total	$619	$585	$1,204

[1]	In 2009, the Company completed the acquisition of Federal Trust Corporation which resulted in additional goodwill of $168 in Corporate.
As of December 31, 2008, the Company had goodwill allocated to the following reporting units:

	Segment Goodwill	Goodwill in Corporate	Total
Other Retail	$159	$92	$251
Retirement Plans	79	69	148
Institutional Solutions Group	—	32	32
Individual Life	224	118	342
Group Benefits	—	138	138
Personal Lines	119	—	119
Hartford Financial Products within Specialty Commercial	30	—	30

Total	$611	$449	$1,060

The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

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
The Company completed its annual goodwill assessment for the remaining individual reporting units within Life and Property & Casualty as of January 1, 2009 and September 30, 2009, respectively, which resulted in no additional write-downs of goodwill for the year ended December 31, 2009. All remaining reporting units substantially passed the first step of their annual impairment tests with the exception of the Individual Life Division. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value substantially in excess of its carrying value. The Company will complete their annual impairment test for the Life reporting units during the first quarter of 2010 and expects to complete the Property & Casualty reporting units in the fourth quarter of 2010.
The Company acquired Federal Trust Corporation (“FTC”) on June 24, 2009 for $10, resulting in goodwill of $168. No adverse events or impairment triggers have occurred since acquisition that would cause the Company to believe the bank’s fair value has declined below its carrying value. The Company will complete its annual impairment test for FTC’s goodwill in the second quarter of 2010.
See Note 8 of the Notes to Consolidated Financial Statements for information on the results of goodwill impairment tests performed in 2008 and 2007.
Valuation of Investments and Derivative Instruments
The Hartford’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” (“AFS”) and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as “trading” with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2009, 2008 and 2007 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Available-for-Sale Securities and Short-Term Investments
The fair value of AFS securities and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third-party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale and Short-Term Investments section in Note 4 of the Notes to Consolidated Financial Statements.

The Company has analyzed the third-party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 4 of the Notes to Consolidated Financial Statements.
The following table presents the fair value of AFS securities and short-term investments by pricing source and hierarchy level as of December 31, 2009.

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Priced via third-party pricing services	$785	$58,274	$1,711	$60,770
Priced via independent broker quotations	—	—	4,071	4,071
Priced via matrices	—	—	7,053	7,053
Priced via other methods [1]	—	—	480	480
Short-term investments	6,846	3,511	—	10,357

Total	$7,631	$61,785	$13,315	$82,731

% of Total	9.2%	74.7%	16.1%	100.0%

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
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives
Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2009 and 2008, 97% and 94% of derivatives, respectively, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market, with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
The following table presents the notional value and net fair value of derivative instruments by hierarchy level as of December 31, 2009.

	Notional Value	Fair Value
Quoted prices in active markets for identical assets (Level 1)	$2,279	$6
Significant observable inputs (Level 2)	40,871	(9)
Significant unobservable inputs (Level 3)	44,917	337

Total	$88,067	$334

The following table presents the notional value and net fair value of the derivative instruments within the Level 3 securities classification as of December 31, 2009.

	Notional Value	Fair Value
Credit derivatives	$5,166	$(193)
Interest derivatives	2,591	(2)
Equity derivatives	37,135	532
Currency derivatives	25	—

Total Level 3	$44,917	$337

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
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 6.00% and 5.75% were the appropriate discount rates as of December 31, 2009 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 6.00% and 5.75% discount rates will also be used to determine the Company’s 2010 pension and other postretirement expense, respectively. At December 31, 2008, the discount rate was 6.25% for both pension and other postretirement expense.
As of December 31, 2009, a 25 basis point increase/decrease in the discount rate would decrease/increase the pension and other postretirement obligations by $122 and $9, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2009. This assumption will be used to determine the Company’s 2010 expense. The long-term rate of return assumption at December 31, 2008, that was used to determine the Company’s 2009 expense, was also 7.30%.
Pension expense reflected in the Company’s results was $137, $122 and $131 in 2009, 2008 and 2007, respectively. The Company estimates its 2010 pension expense will be approximately $186, based on current assumptions. To illustrate the impact of these assumptions on annual pension expense for 2010 and going forward, a 25 basis point decrease in the discount rate will increase pension expense by approximately $14 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $10.
The Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual asset returns for the plans of $184 and $(441) for the years ended December 31, 2009 and 2008, respectively, as compared to expected returns of $276 and $279 for the years ended December 31, 2009 and 2008, respectively, will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. The level of actuarial net loss continues to exceed the allowable amortization corridor. Based on the 6.00% discount rate selected as of December 31, 2009 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2009 will increase annual pension expense in future years. The increase in pension expense will be approximately $3 in 2010 and will increase ratably to an increase of approximately $16 in 2015.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, the Company tests the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with the Company’s filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, the Company has considered all available evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event the Company determines that it most likely would not be able to realize all or part of the Company’s deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. The Company’s judgment and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and investment market conditions.
In management’s judgment, the net deferred tax asset will more likely than not be realized. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $308, consisting of U.S. losses of $18, which expire from 2012-2021, and foreign losses of $290. The foreign losses have no expiration. A valuation allowance of $86 has been recorded which consists of $6 related primarily to U.S and $80 related to foreign operations. No valuation allowance has been recorded for realized or unrealized losses. In assessing the need for a valuation allowance, management considered taxable income in prior carryback years, future taxable income and tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, we anticipate limited ability, going forward, to recognize a full tax benefit on realized losses, which will result in additional valuation allowances. If interest rates rise, we may also experience an increased likelihood of recording a valuation allowance on previously recognized realized capital losses.
Contingencies Relating to Corporate Litigation and Regulatory Matters
Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.
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

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. The following discussion describes the Life and Property & Casualty operations.
The Company considers several measures and ratios in assessing the performance its life and property and casualty underwriting businesses. The following discussions include the more significant ratios and measures of profitability for the years ended December 31, 2009, 2008 and 2007. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these performance indicators should only be used in conjunction with, and not in lieu of, net income for The Hartford as a whole. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
Life Operations
Life is organized into six reporting segments, Retail Products Group (“Retail”), Individual Life, Group Benefits, Retirement Plans, International and Institutional Solutions Group (“Institutional”). Through Life, the Company provides retail and institutional investment products such as variable and fixed annuities, mutual funds, private placement life insurance and retirement plan services, individual life insurance products including variable universal life, universal life, interest sensitive whole life and term life; and group benefit products, such as group life and group disability insurance.
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
Life’s financial results in its variable annuity, mutual fund and, to a lesser extent, variable universal life businesses, depends largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. Life uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs. See the Critical Accounting Estimates section of MD&A for further information on DAC Unlocks. During 2009, primarily as a result of current market conditions, the Company recorded an after tax Unlock charge of $(1,034).
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

Definitions of measures and ratios for Life Operations
After-tax Margin
After-tax margin, excluding realized gains (losses) or DAC Unlock is a non-GAAP financial measure that the Company uses to evaluate, and believes are important measures of, segment operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure after-tax margin, excluding realized gains (losses) and DAC Unlock provides investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so after-tax margin, excluding the realized gains (losses) and DAC Unlock should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of after-tax margin. After-tax margin, excluding realized gains (losses) and DAC Unlock should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding realized gains (losses) and DAC Unlock and after-tax margin when reviewing the Company’s performance.
DAC amortization ratio
DAC amortization ratio, excluding realized gains (losses) and DAC Unlock is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, segment operating performance. DAC amortization ratio is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure DAC amortization ratio, excluding realized gains (losses) and DAC Unlock provides investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so amortization of deferred policy acquisition costs and the present value of future profits (DAC amortization ratio), which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits) and excludes the effects of realized capital gains and losses, excluding the realized gains (losses) and DAC Unlock should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of DAC amortization ratio. DAC amortization ratio, excluding realized gains (losses) and DAC Unlock should not be considered as a substitute for DAC amortization ratio and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, excluding realized gains (losses) and DAC Unlock and DAC amortization ratio when reviewing the Company’s performance.
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
Life Expenses
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
The second major category is insurance operating costs and expenses, which is commonly expressed in a ratio of a revenue measure depending on the type of business. The third major category is the DAC amortization ratio. Retail — individual annuity business accounts for the majority of the amortization of DAC and present value of future profits for Life.

Life Premiums
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
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by earnings on limited partnership and other alternative investments and prepayment premiums on securities. Investment earnings can also be influenced by factors such as changes in interest rates, credit spreads and decisions to hold higher levels of short-term investments.
Return on Assets (“ROA”)
ROA, excluding realized gains (losses) or DAC Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, segment operating performance. ROA is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure ROA, excluding realized gains (losses) and DAC Unlock provides investors with a valuable measure of the performance of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so ROA, excluding the realized gains (losses) and DAC Unlock should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of ROA. ROA, excluding realized gains (losses) and DAC Unlock should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, excluding realized gains (losses) and DAC Unlock and ROA when reviewing the Company’s performance.
Property & Casualty Operations
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
Service fees principally include revenues from third-party claims administration services provided by Specialty Risk Services and revenues from member contact center services provided through the AARP Health program.

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
For a discussion on how The Hartford establishes property and casualty reserves, see Property and Casualty Reserves, Net of Reinsurance within the Critical Accounting Estimates section of the MD&A.
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
Through its Other Operations segment, Property & Casualty is responsible for managing property and casualty operations of The Hartford that have discontinued writing new or renewal business as well as managing the claims related to asbestos and environmental exposures.
Definitions of measures and ratios for Property & Casualty Operations
Written and earned premiums
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
Renewal written pricing increase (decrease)
Renewal written pricing increase (decrease) represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure since the prior year. The rate component represents the average change in rate filings during the period and the amount of insurance represents the value of the rating base, such as model year/vehicle symbol for auto, building replacement costs for property and wage inflation for workers’ compensation. The renewal written price increase (decrease) does not include other factors that affect average premium per unit of exposure such as changes in the mix of business by state, territory, class plan and tier of risk. A number of factors affect renewal written pricing increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written pricing changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases.

Renewal earned pricing increase (decrease)
Written premiums are earned over the policy term, which is six months for certain Personal Lines auto business and 12 months for substantially all of the remainder of the Company’s business. Because the Company earns premiums over the 6 to 12 month term of the policies, renewal earned pricing increases (decreases) lag renewal written pricing increases (decreases) by 6 to 12 months.
New business written premium
New business written premium represents the amount of premiums charged for policies issues to customers who were not insured with the Company in the previous policy term. New business written premium plus renewal policy written premium equals total written premium.
Policy count retention
Policy count retention represents the ratio of the number of policies renewed during the period divided by the number of policies from the previous policy term period. The number of policies available to renew from the previous policy term represents the number of policies written in the previous policy term net of any cancellations of those policies. Policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Policy count retention is also affected by advertising and rate actions taken by competitors.
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
Catastrophe ratio
The catastrophe ratio (a component of the loss and loss adjustment expense ratio) represents the ratio of catastrophe losses incurred in the current calendar year (net of reinsurance) to earned premiums and includes catastrophe losses incurred for both the current and prior accident years. A catastrophe is an event that causes $25 or more in industry insured property losses and affects a significant number of property and casualty policyholders and insurers. The catastrophe ratio includes the effect of catastrophe losses, but does not include the effect of reinstatement premiums.

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
Investment yield
The investment yield, or return, on the Company’s invested assets primarily includes interest income on fixed maturity investments. Based upon the fair value of Property & Casualty’s investments as of December 31, 2009 and 2008, approximately 87% and 82%, respectively, of invested assets were held in fixed maturities. A number of factors affect the yield on fixed maturity investments, including fluctuations in interest rates and the level of principal prepayments. The Company also invests in equity securities, mortgage loans, limited partnership arrangements and other alternative investments. Total Property & Casualty investment yield, after-tax, was 3.1%, 3.2% and 4.4% for the years ended December 31, 2009, 2008 and 2007, respectively.

KEY PERFORMANCE MEASURES AND RATIOS
Life
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

Ratios	2009		2008		2007
Retail
Individual annuity ROA	(48.6	) bps	(133.5	) bps	58.9	bps
Effect of net realized losses, net of tax and DAC on ROA	(18.8	) bps	(96.5	) bps	(13.3	) bps
Effect of DAC Unlock on ROA [1]	(67.1	) bps	(68.0	) bps	15.6	bps
ROA excluding realized losses and DAC Unlock	37.3	bps	31.0	bps	56.6	bps

Individual Life
After-tax margin	1.3%		(4.7%)		16.0%
Effect of net realized losses, net of tax and DAC on after-tax margin	(6.5%)		(13.1%)		(1.3%)
Effect of DAC Unlock on after-tax margin [1]	(4.9%)		(4.7%)		1.4%
After-tax margin excluding realized losses and DAC Unlock	12.7%		13.1%		15.9%

Group Benefits
After-tax margin (excluding buyouts)	4.2%		(0.1%)		6.7%
Effect of net realized losses, net of tax on after-tax margin (excluding buyouts)	(1.6%)		(7.3%)		(0.4%)
After-tax margin (excluding buyouts) excluding realized losses	5.8%		7.2%		7.1%

Retirement Plans
Retirement ROA	(54.8	) bps	(47.9	) bps	22.9	bps
Effect of net realized losses, net of tax and DAC on ROA	(44.8	) bps	(51.5	) bps	(10.5	) bps
Effect of DAC Unlock on ROA [1]	(13.8	) bps	(15.0	) bps	(3.4	) bps
ROA excluding realized losses and DAC Unlock	3.8	bps	18.6	bps	36.8	bps

International — Japan
International — Japan ROA	(16.7	) bps	(72.9	) bps	73.4	bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [2]	9.5	bps	(65.1	) bps	(8.1	) bps
Effect of DAC Unlock on ROA [1]	(68.3	) bps	(31.9	) bps	6.4	bps
ROA excluding realized gains (losses) and DAC Unlock	42.1	bps	24.1	bps	75.1	bps

Institutional
Institutional ROA	(86.5	) bps	(83.3	) bps	3.0	bps
Effect of net realized losses, net of tax and DAC on ROA	(80.3	) bps	(85.0	) bps	(21.5	) bps
Effect of DAC Unlock on ROA [1]	(0.2	) bps	—		0.2	bps
ROA excluding realized losses and DAC Unlock	(6.0	) bps	1.7	bps	24.3	bps

[1]	See Unlocks within the Critical Accounting Estimates section of the MD&A.

[2]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.
Year ended December 31, 2009 compared to year ended December 31, 2008
•
Individual Annuity’s ROA, excluding realized losses and DAC Unlock, increased primarily due to the impact of the write off of goodwill in 2008 of $274 after-tax or 19.4 bps, partially offset by higher DAC amortization and lower investment spread in 2009.

•
The decrease in Individual Life’s after-tax margin, excluding realized losses and DAC Unlock, was primarily due to a higher DAC amortization rate, partially offset by a lower effective tax rate and lower operating expenses.

•
The decrease in Retirement Plans ROA, excluding realized losses and DAC Unlock, was primarily driven by lower returns on fixed maturities and a full year of activity from the businesses acquired in 2008, which produce a lower ROA as they are mutual fund businesses.

•
The decrease in Group Benefits after-tax margin, excluding realized losses, was primarily due to the unfavorable loss ratio, that resulted from unfavorable morbidity experience, which was primarily due to unfavorable reserve development from the 2008 incurral loss year and higher new incurred long-term disability claims in 2009.

•
International-Japan ROA, excluding realized gains (losses) and DAC Unlock, increased primarily due to lower 3 Win related charges in 2009 versus 2008 of $40 and $152, after-tax, respectively. Excluding the effects of the 3 Win charge, ROA, excluding realized gains (losses) and DAC Unlock, would have been 53.7 bps in 2009 and 66.3 bps in 2008. The decline of ROA excluding the 3 Win charge is due to lower surrender fees due to a reduction in lapses and a higher benefit margin, partially offset by a decrease in the DAC amortization rate due to higher actual gross profits.

•	The decrease in Institutional’s ROA, excluding realized losses, is primarily due to lower yields on investments.

Year ended December 31, 2008 compared to year ended December 31, 2007
•
The decrease in Individual Annuity’s ROA, excluding realized losses and the effect of the DAC Unlock, reflects the write-off of goodwill of $274 after-tax, or 19.4 bps; lower limited partnership and other alternative investment income; and the net effect of lower fees.

•
The decrease in Individual Life’s after-tax margin, excluding realized losses and the effect of the DAC Unlock, was primarily due to unfavorable mortality expense, partially offset by a lower effective tax rate.

•
The decrease in Retirement Plans ROA, excluding realized losses and the effect of the DAC Unlock, was primarily driven by an increase in assets under management due to the acquired rights to service $18.7 billion in mutual funds, comprised of $15.8 billion in mutual funds from Sun Life Retirement Services, Inc., and $2.9 billion in mutual funds from Princeton Retirement Group, both of which closed in the first quarter of 2008. The acquired blocks of assets produce a lower ROA as they are comprised of mutual fund assets and assets under management as opposed to traditional annuity contracts. Also contributing to the decrease was lower yields on fixed maturity investments and a decline in limited partnership and other alternative investment income, higher service and technology costs and additional expenses associated with the acquisitions. Partially offsetting these decreases were tax benefits primarily associated with DRD.

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

•
The decrease in Institutional’s ROA, excluding realized losses, is primarily due to a decline in limited partnership and other alternative investment income. The decrease is also due to unfavorable mortality and lower yields on fixed maturity investments.

Property & Casualty
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following table and the segment discussions include the more significant ratios and measures of profitability for the years ended December 31, 2009, 2008 and 2007. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	2009	2008	2007
Ongoing Operations earned premium growth
Personal Lines	1%	1%	3%
Small Commercial	(5%)	—	3%
Middle Market	(9%)	(5%)	(4%)
Specialty Commercial	(11%)	(4%)	(3%)

Total Ongoing Operations	(5%)	(2%)	1%

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior year development	91.7	88.9	90.5
Catastrophe ratio
Current year	3.1	5.3	1.7
Prior years	(0.2)	(0.2)	0.1

Total catastrophe ratio	2.9	5.0	1.8
Non-catastrophe prior year development	(4.2)	(3.2)	(1.5)

Combined ratio	90.4	90.7	90.8

Other Operations net income (loss)	$(77)	$(97)	$30

Year ended December 31, 2009 compared to the year ended December 31, 2008
Ongoing Operations earned premium growth

Personal Lines	• Earned premium grew 1% in 2009, primarily due to new business growth on both AARP and Agency, partially offset by lower average renewal earned premium on auto business.

Small Commercial
•   The change to a 5% earned premium decline in 2009 was primarily attributable to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business in package business and commercial auto.

Middle Market
•   The steeper earned premium decline in 2009 was primarily driven by decreases in general liability, commercial auto and marine due to renewal earned pricing decreases and the effect of non-renewals outpacing new business.

Specialty Commercial	• Earned premium declined in all lines of business in 2009, including a larger decrease in property earned premium due to the sale of the Company’s core excess and surplus lines property business.
Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident years development
•   In 2009, the 2.8 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 1.9 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 1.2 point increase in the expense ratio.

• Among other factors, the increase in the current loss and loss adjustment expense ratio before catastrophes was driven by an increase for Personal Lines auto and homeowners’ business.

•   The increase in the expense ratio in 2009 period includes the effects of the decrease in earned premiums, higher amortization of Personal Lines acquisition costs and increased IT costs. The increase in the expense ratio also includes a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes. Partially offsetting these expense increases was a $34 decrease in Texas Windstorm Insurance Association (“TWIA”) assessments related to hurricane Ike.

Catastrophes
•   The catastrophe ratio decreased 2.1 points in 2009 as losses from hurricane Ike in 2008 were higher than catastrophe losses in 2009 from hail and windstorms in Colorado, the Midwest and the Southeast.

Non-catastrophe prior accident years development
•   Favorable reserve development in 2009 included, among other reserve changes, the release of reserves for directors’ and officers’ claims for accident years 2003 to 2008, the release of reserves for general liability claims, primarily related to accident years 2003 to 2007, and the release of workers’ compensation reserves, partially offset by strengthening of reserves for Small Commercial package business. See “Reserve Rollforwards and Development” in the Critical Accounting Estimates section of the MD&A for a discussion of prior accident year reserve development for Ongoing Operations in 2009.

Other Operations net income (loss)
•
Other Operations reported a lower net loss in 2009 as compared to 2008 primarily due to a decrease in net realized capital losses and a decrease in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables. Partially offsetting these drivers was an increase in net unfavorable prior accident year reserve development and a decrease in net investment income. See the Other Operations segment MD&A for further discussion.

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

Specialty Commercial
•   Earned premium decreased by 4% in 2008 compared to a decrease of 3% in 2007. A larger earned premium decrease in property and a change from earned premium growth in professional liability, fidelity and surety in 2007 to no growth in 2008 was partially offset by an improvement in the rate of earned premium decline in casualty.

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident year development
•   The combined ratio before catastrophes and prior accident year development decreased by 1.6 points as the effects of a lower loss and loss adjustment expense ratio for Small Commercial and Middle Market workers’ compensation claims, lower claim frequency on Personal Lines auto claims and lower non-catastrophe losses on Small Commercial package business were partially offset by earned pricing decreases across the commercial lines businesses and higher non-catastrophe losses on Middle Market property and Personal Lines homeowners’ business.

Catastrophes
•   The catastrophe ratio increased by 3.2 points, primarily due to an increase in current accident year catastrophes in 2008, driven by losses from hurricane Ike and losses from tornadoes and thunderstorms in the South and Midwest.

Non-catastrophe prior accident year development
•   Net non-catastrophe prior accident year reserve development in Ongoing Operations was more favorable in 2008 than in 2007. Favorable non-catastrophe reserve development of 3.2 points, or $333, in 2008 included, among other reserve changes, a $156 release of reserves for workers’ compensation claims, primarily related to accident years 2000 to 2007, a $105 release of general liability claims, primarily related to accident years 2001 to 2007, and a $75 release of reserves for professional liability claims related to accident years 2003 through 2006. See “Reserve Rollforwards and Development” in the Critical Accounting Estimates Section of the MD&A for a discussion of prior accident year reserve development for Ongoing Operations in 2008.

Other Operations net income (loss)
•
The change from net income in 2007 to a net loss in 2008 was primarily due to an increase in net realized capital losses and lower net investment income, partially offset by a decrease in net unfavorable prior accident year reserve development. See the Other Operations segment MD&A for further discussion.

Investment Results
Composition of Invested Assets
The primary investment objective for the Company is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$71,153	76.3%	$65,112	72.9%
Equity securities, AFS, at fair value	1,221	1.3%	1,458	1.6%
Mortgage loans	5,938	6.4%	6,469	7.3%
Policy loans, at outstanding balance	2,174	2.3%	2,208	2.5%
Limited partnerships and other alternative investments	1,790	1.9%	2,295	2.6%
Other investments [1]	602	0.7%	1,723	1.9%
Short-term investments	10,357	11.1%	10,022	11.2%

Total investments excluding equity securities, trading	$93,235	100.0%	$89,287	100.0%
Equity securities, trading, at fair value [2]	32,321		30,820

Total investments	$125,556		$120,107

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased primarily due to fixed maturities and equity securities, trading, partially offset by a decline in other investments. The increase in fixed maturities was largely the result of improved security valuations due to credit spread tightening, partially offset by rising interest rates, and the maturation of the term lending portion of the securities lending program of approximately $2.9 billion. The increase in equity securities, trading, resulted from improved market performance of the underlying investments, partially offset by the yen weakening. The decline in other investments was primarily due to the change in market value of GMWB hedging derivatives driven by an increase in the equity markets, rising interest rates and a decline in equity volatility.
Net Investment Income (Loss)

	For the years ended December 31,
	2009		2008		2007
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$3,618	4.5%	$4,310	5.2%	$4,653	5.8%
Equity securities, AFS	93	6.5%	167	6.9%	139	6.6%
Mortgage loans	316	5.0%	333	5.6%	293	6.3%
Policy loans	139	6.3%	139	6.5%	135	6.5%
Limited partnerships and other alternative investments	(341)	(15.6%)	(445)	(4.3%)	255	13.3%
Other [3]	318	—	(72)	—	(161)	—
Investment expense	(112)	—	(97)	—	(100)	—

Total net investment income excluding equity securities, trading	$4,031	4.1%	$4,335	4.6%	$5,214	5.9%
Equity securities, trading	3,188	—	(10,340)	—	145	—

Total net investment income (loss), before-tax	$7,219		$(6,005)		$5,359

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

[3]
Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities. Also includes fees associated with securities lending activities of $5, $100 and $138, respectively, for the years ended December 31, 2009, 2008 and 2007. The income from securities lending activities is included within fixed maturities.

Year ended December 31, 2009 compared to the year ended December 31, 2008
Total net investment income increased primarily due to equity securities, trading, resulting from improved market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, decreased primarily due to lower income on fixed maturities resulting from a decline in average rates and fixed maturity investments, as well as an increased average asset base of securities with greater market liquidity. The decrease was partially offset by an increase in other income from interest rate swaps hedging variable rate bonds due to a decrease in LIBOR. Also offsetting were decreased losses on limited partnerships and other alternative investments, primarily within hedge funds.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Total net investment income decreased primarily due to equity securities, trading, resulting from a decline in the value of the underlying investment funds supporting the Japanese variable annuity product due to negative market performance year over year. Total net investment income, excluding equity securities, trading, decreased primarily due to lower income on limited partnerships and other alternative investments and fixed maturities. The decline in limited partnerships and other alternative investments yield was largely due to negative returns on hedge funds and real estate partnerships as a result of the lack of liquidity in the financial markets and a wider credit spread environment. The decline in fixed maturity income was primarily due to lower yield on variable rate securities due to declines in short-term interest rates and increased allocation to lower yielding U.S. Treasuries and short-term investments.
Net Realized Capital Losses

	For the years ended December 31,
	2009	2008	2007
Gross gains on sales	$1,056	$607	$374
Gross losses on sales	(1,397)	(856)	(291)
Net OTTI losses recognized in earnings	(1,508)	(3,964)	(483)
Japanese fixed annuity contract hedges, net [1]	47	64	18
Periodic net coupon settlements on credit derivatives/Japan	(49)	(33)	(25)
Fair value measurement transition impact [2]	—	(650)	—
Results of variable annuity hedge program
GMWB derivatives, net	1,526	(713)	(286)
Macro hedge program	(895)	74	(12)

Total results of variable annuity hedge program	631	(639)	(298)
Other, net	(790)	(447)	(289)

Net realized capital losses, before-tax	$(2,010)	$(5,918)	$(994)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	See Note 4a of the Notes to Consolidated Financial Statements.
The circumstances giving rise to the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•   Gross gains and losses on sales for the year ended December 31, 2009 were predominantly within corporate, government and structured securities. Also included were gains of $360 related to the sale of Verisk/ISO securities. Gross gains and losses on sales primarily resulted from efforts to reduce portfolio risk through sales of subordinated financials and real estate related securities and from sales of U.S. Treasuries to manage liquidity.

•   Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included was a gain of $141 from the sale of a synthetic CDO.

• Gross gains and losses on sales for the year ended December 31, 2007 were primarily comprised of corporate, foreign government and municipal securities.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program
•   For the year ended December 31, 2009, the net gain on GMWB related derivatives was primarily due to liability model assumption updates related to favorable policyholder experience of $566, the relative outperformance of the underlying actively managed funds as compared to their respective indices of $550, and the impact of the Company’s own credit standing of $154. Additional net gains of $56 resulted from lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Increasing equity markets resulted in a loss of $895 related to the Company’s macro hedge program. Total gains related to GMWB hedging in 2009 were $1.5 billion. For further information, see Note 4a of the Notes to Consolidated Financial Statements. In addition, see the Company’s variable annuity hedging program sensitivity disclosures within Capital Markets Risk Management section of the MD&A.

•   For the year ended December 31, 2008, the net loss on GMWB derivatives was primarily due to losses of $904 related to market-based hedge ineffectiveness due to extremely volatile capital markets and $355 related to the relative underperformance of the underlying actively managed funds as compared to their respective indices, partially offset by gains of $470 in the fourth quarter related to liability model assumption updates for lapse rates.

•   For the year ended December 31, 2007, the net loss on GMWB derivatives was primarily due to losses of $158 related to liability model assumption updates and model refinements made during the year, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as updates to reflect newly reliable market inputs for volatility.

Other, net
•   Other, net losses for the year ended December 31, 2009 primarily resulted in net losses of $463 on credit derivatives where the Company purchased credit protection due to credit spread tightening, $400 related to net additions to valuation allowances on impaired mortgage loans, and approximately $300 from contingent obligations associated with the Allianz transaction. These losses were partially offset by gains of $155 on credit derivatives that assume credit risk due to credit spread tightening, as well as $140 from a change in spot rates related to transactional foreign currency predominately on the internal reinsurance of the Japan variable annuity business, which is offset in accumulated other comprehensive income (loss) (“AOCI”).

•   Other, net losses for the year ended December 31, 2008 were primarily due to net losses of $291 related to transactional foreign currency losses predominately on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, resulting from appreciation of the Yen, as well as credit derivative losses of $312 due to significant credit spread widening. Also included were derivative related losses of $46 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

•   Other, net losses for the year ended December 31, 2007 were primarily driven by the change in value of non-qualifying derivatives due to credit spread widening, as well as fluctuations in interest rates and foreign currency exchange rates.

RETAIL

Operating Summary	2009	2008	2007
Fee income and other	$2,139	$2,757	$3,117
Earned premiums	(7)	(4)	(62)
Net investment income	750	747	801
Net realized capital losses	(7)	(1,910)	(381)

Total revenues [1]	2,875	1,590	3,475

Benefits, losses and loss adjustment expenses	1,310	1,008	820
Insurance operating costs and other expenses	1,049	1,187	1,221
Amortization of deferred policy acquisition costs and present value of future profits	1,389	1,344	406
Goodwill impairment	—	422	—

Total benefits, losses and expenses	3,748	3,961	2,447

Income (loss) before income taxes	(873)	(2,371)	1,028
Income tax expense (benefit)	(463)	(972)	216

Net income (loss) [2]	$(410)	$(1,399)	$812

Assets Under Management	2009	2008	2007
Individual variable annuity account values	$84,679	$74,578	$119,071
Individual fixed annuity and other account values	12,110	11,278	10,243
Other retail products account values	—	398	677

Total account values [3]	96,789	86,254	129,991

Retail mutual fund assets under management	42,829	31,032	48,383
Other mutual fund assets under management	1,202	1,678	2,113

Total mutual fund assets under management	44,031	32,710	50,496

Total assets under management	$140,820	$118,964	$180,487

Account Value and Assets Under Management Roll Forward	2009	2008	2007
Individual Variable Annuities
Account value, beginning of period	$74,578	$119,071	$114,365
Net flows	(7,122)	(6,235)	(2,733)
Change in market value and other	17,223	(38,258)	7,439

Account value, end of period	$84,679	$74,578	$119,071

Retail Mutual Funds
Assets under management, beginning of period	$31,032	$48,383	$38,536
Net sales	2,004	2,840	5,545
Change in market value and other	9,793	(20,191)	4,302

Assets under management, end of period	$42,829	$31,032	$48,383

Net Investment Spread	2009		2008		2007
Individual Annuities
Individual Annuity	28	bps	73	bps	174	bps

Expense Ratios	2009		2008		2007
Individual Annuities
General insurance expense ratio	21.0	bps	21.0	bps	17.9	bps
DAC amortization ratio [4]	244.3%		218.5%		25.5%
DAC amortization ratio, excluding realized losses and DAC Unlocks [4] [5]	61.6%		65.2%		47.9%

[1]
For the year ended December 31, 2008, the transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $616. For further discussion of the fair value guidance transition impact, see Note 4a of the Notes to Consolidated Financial Statements.

[2]
For the year ended December 31, 2008, the transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $209. For further discussion of the fair value guidance transition impact, see Note 4a of the Notes to Consolidated Financial Statements.

[3]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

[4]	Excludes the effects of realized gains and losses.

[5]	See Unlock discussion.
Retail focuses on the savings and retirement needs of the growing number of individuals who are preparing for retirement, or have already retired, through the sale of individual variable and fixed annuities, mutual funds and other investment products. Life is both a writer of individual variable annuities and a seller of individual variable annuities through banks in the United States.

Year ended December 31, 2009 compared to the year ended December 31, 2008
Net loss improved primarily due to lower net realized capital losses as a result of gains in the variable annuity hedge program in 2009 compared with losses in 2008; 2008 also included the transition impact related to the adoption of fair value accounting guidance, which resulted in a reduction in net income of $209. Additionally, impairment losses were higher in 2008. Also contributing to the lower net loss was the impairment of goodwill attributed to the individual annuity line of business in 2008. These items were offset partially by lower fee income.
For further discussion of the fair value guidance transition impact, see Note 4 of the Notes to Consolidated Financial Statements. For further discussion of the 2009 and 2008 Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•   Fee income and other decreased primarily as a result of lower variable annuity and mutual fund fee income due to a decline in average account values. Average variable annuity account values declined from $99.8 billion in 2008 to $77.3 billion in 2009 driven by net outflows of $7.1 billion during 2009 as well as the effect of the equity market declines in 2008 and the first quarter of 2009. Net outflows were driven by surrender activity resulting from the aging of the variable annuity in-force block of business; lower deposits driven by increased competition, particularly competition related to guaranteed living benefits, and volatility in the equity markets. Average retail mutual fund assets under management declined from $42.4 billion to $35.5 billion driven primarily by the effect of the equity market declines in 2008 and the first quarter of 2009, partially offset by net flows of $2.0 billion during 2009.

Net investment income
•   Net investment income in 2009 was relatively consistent with 2008 as increased derivative income and an increase in general account assets was largely offset by maintaining a greater percentage of assets in short-term investments and lower yields on fixed maturities.

Net investment spread
•   The drop in net investment spread is primarily related to lower earnings on fixed maturities of 15 bps, higher average crediting rates of 14 bps, lower partnership returns of 8 bps and lower earnings on equities of 4 bps. The decline in fixed maturity returns was primarily related to a higher percentage of fixed maturities being held in short-term investments.

Net realized capital losses
•   Net realized capital losses decreased as a result of the recognition of $1.5 billion of gains on GMWB derivatives in 2009 compared with losses of $631 in 2008; the transition impact related to the adoption of fair value accounting guidance, which resulted in losses of $616 in 2008; and impairment losses of $263 in 2009 compared with $474 in 2008. Partially offsetting these items were losses of $733 in 2009 related to the Company’s macro hedge program compared with gains of $40 in 2008 and net losses on sales of $329 in 2009 compared with net losses of $31 in 2008.

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

General insurance expense ratio	• The general expense ratio has remained flat as a result of management’s efforts to reduce expenses, offset by a decline in the average asset base.

Amortization of DAC
•   Amortization of DAC increased primarily due to the higher individual annuity DAC amortization rate in 2009 as compared to 2008 due primarily to Unlock assumption changes made in 2008 and 2009 and lower gross profits in 2009. Additionally, the adoption of fair value accounting guidance at the beginning of the first quarter of 2008 resulted in a DAC benefit.

DAC amortization ratio, excluding realized losses and DAC Unlocks
•   The Retail DAC amortization ratio, excluding realized losses and DAC Unlocks, decreased due to the impairment of goodwill in the fourth quarter of 2008, which reduced pre-tax earnings but did not affect EGPs. Excluding the impacts of the goodwill impairment, realized losses and DAC Unlock, the DAC amortization ratio was 43.3%. The 61.6% ratio in 2009 reflects lower EGPs driven by lower fee income due to declines in average account value and lower net investment income due to a greater percentage of fixed maturities being held in short-term investment and lower returns on investments in limited partnerships and other alternative investments.

Income tax benefit
•   The income tax benefit is primarily due to the pre-tax losses driven by the factors discussed previously. 2009 included a higher DRD benefit than 2008. The difference from a 35% tax rate is primarily due to the recognition of tax benefits associated with the DRD and foreign tax credits.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased primarily as a result of increased realized capital losses, the impact of the 2008 Unlock charge, the impairment of goodwill attributed to the individual annuity line of business and the effect of equity market declines on variable annuity and mutual fund fee income. For further discussion of the fair value accounting guidance transition impact, see Note 4 of the Notes to Consolidated Financial Statements. For further discussion of the 2008 and 2007 Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. For further discussion of goodwill impairments, see Note 8 of the Notes to Consolidated Financial Statements. The following other factors contributed to the changes in net income:

Fee income and other
•   Fee income and other decreased $360 primarily as a result of lower variable annuity fee income due to a decline in average account values. The decrease in average variable annuity account values can be attributed to market depreciation of $38.2 billion and net outflows of $6.2 billion during the year. Net outflows were driven by surrender activity resulting from the aging of the variable annuity in-force block of business; increased competition, particularly competition related to guaranteed living benefits, and volatility in the equity markets. Also contributing to the decrease in fee income was lower mutual fund fees due to declining assets under management primarily driven by market depreciation of $20.1 billion, partially offset by $2.8 billion of net flows.

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

Net investment spread
•   The decline in net investment spread is attributable to lower fixed income returns of 62 bps and lower limited partnership returns of 45 bps, partially offset by a reduction in the average credited rate of 3 bps. The decline in fixed maturity returns was primarily related to a higher percentage of fixed maturities being held in short-term investments.

Net realized capital losses
•   Net realized capital losses increased primarily as a result of losses on GMWB derivatives of $631 in 2008 compared with losses of $286 in 2007; the transition impact related to the adoption of fair value accounting guidance, which resulted in losses of $616 in 2008; and impairments of $474 in 2008 compared with $87 in 2007.

Benefits, losses and loss adjustment expenses	• Benefits, losses and loss adjustment expenses increased primarily as a result of the impact of the 2008 Unlock which increased the benefit ratio used in the calculation of GMDB reserves.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased primarily as a result of lower non deferrable asset based trail commissions due to equity market declines.

General insurance expense ratio	• The general insurance expense ratio increased due to the impact of a declining asset base on relatively consistent expenses.

Amortization of DAC
•   Amortization of DAC increased primarily due to the impact of the 2008 Unlock charge as compared to the 2007 Unlock benefit. This was partially offset by a DAC benefit associated with the adoption of fair value accounting guidance at the beginning of the first quarter of 2008.

DAC amortization ratio, excluding realized losses and DAC Unlocks
•   The Retail DAC amortization ratio, excluding realized losses and DAC Unlocks, increased due to the impairment of goodwill in the fourth quarter of 2008, which reduced pre-tax earnings but did not affect EGPs. Excluding the impacts of the goodwill impairment, realized losses, and DAC Unlock, the 2008 DAC amortization ratio was 43.3%, which reflects the 2008 effect of changes in assumptions made as part of the 2007 and 2008 Unlocks.

Goodwill impairment
•   As a result of testing performed during the fourth quarter of 2008, all goodwill attributed to the individual annuity business in Retail was deemed to be impaired and was written down to $0. For further discussion of this impairment, see Note 8 in the Notes to Consolidated Financial Statements.

Income tax expense (benefit)
•   The effective tax rate increased from 21% to 41% for the year ended December 31, 2008 as compared to the prior year primarily due to losses before income taxes in 2008 compared to pre-tax earnings in 2007. The impact of DRD and other permanent differences caused an increase in the tax benefit to above 35% on the 2008 pre-tax loss and a decrease in the tax expense on the 2007 pre-tax income.

INDIVIDUAL LIFE

Operating Summary	2009	2008	2007
Fee income and other	$1,027	$899	$870
Earned premiums	(87)	(71)	(62)
Net investment income	335	338	359
Net realized capital losses	(145)	(252)	(28)

Total revenues	1,130	914	1,139

Benefits, losses and loss adjustment expenses	640	627	562
Insurance operating costs and other expenses	188	202	193
Amortization of deferred policy acquisition costs and present value of future profits	314	169	121

Total benefits, losses and expenses	1,142	998	876

Income (loss) before income taxes	(12)	(84)	263
Income tax expense (benefit)	(27)	(41)	81

Net income (loss)	$15	$(43)	$182

Account Values	2009		2008		2007
Variable universal life insurance	$5,766		$4,802		$7,284
Universal life/interest sensitive whole life	5,071		4,727		4,388
Modified guaranteed life and other	622		653		677

Total account values	$11,459		$10,182		$12,349

Life Insurance In-force
Variable universal life insurance	$78,671		$78,853		$77,566
Universal life/interest sensitive whole life	55,169		52,356		48,636
Term life	69,932		63,334		52,298
Modified guaranteed life and other	897		921		983

Total life insurance in-force	$204,669		$195,464		$179,483

Net Investment Spread	81	bps	90	bps	130	bps

Death Benefits	$346		$359		$298

Individual Life provides life insurance solutions to a wide array of business intermediaries to solve the wealth protection, accumulation and transfer needs of their affluent, emerging affluent and small business insurance clients.

Year ended December 31, 2009 compared to the year ended December 31, 2008
Net income increased for the year ended December 31, 2009, driven primarily by lower net realized capital losses. The following other factors contributed to the changes in net income:

Fee income and other
•   Fee income and other increased primarily due to the impact of the 2009 Unlock “amortization of” unearned revenue reserves of $83 and increased cost of insurance charges of $38 as a result of growth in guaranteed universal life insurance in-force, partially offset by lower variable life fees as a result of equity market declines. For further discussion on the Unlock, see the Critical Accounting Estimates section of the MD&A.

Earned premiums	• Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to increased ceded reinsurance premiums due to aging and growth in life insurance in-force.

Net investment spread
•   Net investment spread was lower due to a $3 decline in investment income and a $2 increase in interest credited. Interest credited increased due primarily to increased average account values, partially offset by a reduction in the average credited rate of 18 bps.

Net realized capital losses
•   Net realized capital losses improved primarily related to lower losses from impairments. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Benefits, losses and loss adjustment expenses
•   Benefits, losses and loss adjustment expenses increased primarily related to reserve increases on secondary guaranteed universal life products due to aging and growth in life insurance in-force, partially offset by favorable mortality experience.

Death benefits	• Death benefits decreased due to favorable mortality partially offset by an increase in net amount at risk for variable universal life policies caused by equity market declines.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased primarily as a result of continued active expense management efforts.

Amortization of DAC
•   Amortization of DAC increased primarily as a result of the additional Unlock charges in 2009 compared to 2008. DAC amortization had a partial offset in amortization of unearned revenue reserves, which drove the increase in fee income noted above.

Income tax benefit
•   Income tax benefit decreased as a result of improved earnings before income taxes primarily due to lower net realized capital losses and the effects of the 2009 Unlocks. The effective tax rate for 2009 differs from the statutory rate of 35% primarily due to the recognition of the DRD.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased for the year ended December 31, 2008, driven primarily by significantly higher net realized capital losses and the impacts of the Unlock in 2008 as compared to 2007. For further discussion on the Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

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

Net investment income
•   Net investment income decreased primarily due to lower income from limited partnerships and other alternative investments, lower yields on fixed maturity investments, and reduced net investment income associated with a more efficient capital approach for our secondary guarantee universal life business, which released assets supporting capital and the related net investment income earned on those assets (described further in the “Outlook” section), partially offset by growth in general account values.

Net investment spread
•   The decrease in net investment spread was attributable to lower limited partnership returns of 52 bps and lower fixed maturity income returns, partially offset by a reduction in the credited rate of 23 bps.

Net realized capital losses
•   Net realized capital losses increased primarily related to losses from impairments. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Benefits, losses and loss adjustment expenses
•   Benefits, losses and loss adjustment expenses increased as a result of higher death benefits consistent with a larger life insurance in-force and unfavorable mortality, as well as the impact of the 2008 Unlock.

Death benefits	• Death benefits increased, primarily due to growth of life insurance in-force and unfavorable mortality.

Insurance operating costs and other expenses	• Insurance operating costs and other increased less than the growth of in-force business as a result of active expense management efforts.

Amortization of DAC
•   Amortization of DAC increased primarily as a result of the Unlock expense in 2008 as compared to the Unlock benefit in 2007, partially offset by reduced DAC amortization primarily attributed to net realized capital losses. This increase in DAC amortization had a partial offset in amortization of unearned revenue reserves, included in fee income.

Income tax expense (benefit)	• Income tax benefits were a result of lower income before income taxes primarily due to an increase in net realized capital losses and DAC amortization.

GROUP BENEFITS

Operating Summary	2009	2008	2007
Premiums and other considerations	$4,350	$4,391	$4,301
Net investment income	403	419	465
Net realized capital losses	(124)	(540)	(30)

Total revenues	4,629	4,270	4,736

Benefits, losses and loss adjustment expenses	3,196	3,144	3,109
Insurance operating costs and other expenses	1,120	1,128	1,131
Amortization of deferred policy acquisition costs	61	57	62

Total benefits, losses and expenses	4,377	4,329	4,302

Income (loss) before income taxes	252	(59)	434
Income tax expense (benefit)	59	(53)	119

Net income (loss)	$193	$(6)	$315

Earned Premiums and Other	2009	2008	2007
Fully insured — ongoing premiums	$4,309	$4,355	$4,239
Buyout premiums	—	1	27
Other	41	35	35

Total earned premiums and other	$4,350	$4,391	$4,301

Fully insured ongoing sales, excluding buyouts	$741	$820	$770

Persistency	87%	89%	87%

Ratios, excluding buyouts
Loss ratio	73.5%	71.6%	72.1%
Loss ratio, excluding financial institutions	77.8%	76.3%	77.3%
Expense ratio	27.1%	27.0%	27.9%
Expense ratio, excluding financial institutions	22.6%	22.4%	23.0%
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
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9% to 10% of the segment’s 2009, 2008 and 2007 premiums and other considerations (excluding buyouts) respectively, and, on average, 2% to 4% of the segment’s 2009, 2008 and 2007 net income (loss), excluding realized capital losses and the commission accrual adjustment in 2009 discussed below.

Year ended December 31, 2009 compared to the year ended December 31, 2008
The increase in net income for the year ended December 31, 2009, was primarily due to lower net realized capital losses in 2009. The following other factors contributed to the changes in net income:

Premiums and other considerations	• Premiums and other considerations decreased primarily due to reductions in covered lives within our customer base.

Net investment income	• Net investment income decreased primarily as a result of lower yields on fixed maturity investments.

Net realized capital losses
•   Lower net realized capital losses were primarily driven by fewer impairments in 2009 compared to 2008. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Loss ratio
•   The segment’s loss ratio increased primarily due to unfavorable morbidity experience, which was primarily due to unfavorable reserve development from the 2008 incurral loss year and higher new incurred long-term disability claims in 2009.

Expense ratio	• The segment’s expense ratio, excluding buyouts increased compared to the prior year due primarily to a commission accrual adjustment recorded in 2009 on financial institutions business.

Income tax expense (benefit)
•   Income tax expense increased as a result of improved earnings before income taxes primarily due to lower net realized capital losses. The effective tax rate for 2009 differs from the statutory rate of 35% primarily due to investments in tax exempt securities.

Fully insured ongoing sales, excluding buyouts	• Fully insured ongoing sales, excluding buyouts, decreased in 2009 from 2008 primarily due to the competitive marketplace and economic environment.
Year ended December 31, 2008 compared to the year ended December 31, 2007
The decrease in net income for the year ended December 31, 2008, was primarily due to increased net realized capital losses.

Premiums and other considerations	• Premiums and other considerations increased largely due to business growth driven by new sales and persistency over the last twelve months.

Net investment income	• Net investment income decreased primarily as a result of lower yields on fixed maturity investments and lower limited partnership and other alternative investment returns of $33.

Net realized capital losses
•   Higher net realized capital losses were primarily driven by higher impairments in 2008 compared to 2007. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Loss ratio	• The segment’s loss ratio decreased due to favorable disability and medical stop loss experience partially offset by unfavorable mortality.

Expense ratio	• The segment’s expense ratio, excluding buyouts decreased compared to the prior year due primarily to lower commission expenses.

Income tax expense (benefit)
•   2008 had an income tax benefit compared to an income tax expense in 2007 as a result of higher net realized capital losses. The effective tax rate for 2008 differs from the statutory rate of 35% primarily due to investments in tax exempt securities.

RETIREMENT PLANS

Operating Summary	2009	2008	2007
Fee income and other	$321	$334	$238
Earned premiums	3	4	4
Net investment income	315	342	355
Net realized capital losses	(333)	(272)	(41)

Total revenues	306	408	556

Benefits, losses and loss adjustment expenses	269	271	249
Insurance operating costs and other expenses	346	335	170
Amortization of deferred policy acquisition costs and present value of future profits	56	91	58

Total benefits, losses and expenses	671	697	477

Income (loss) before income taxes	(365)	(289)	79
Income tax expense (benefit)	(143)	(132)	18

Net income (loss)	$(222)	$(157)	$61

Assets Under Management	2009	2008	2007
403(b)/457 account values	$11,116	$10,242	$12,363
401(k) account values	16,142	11,956	14,731

Total account values [1]	27,258	22,198	27,094

403(b)/457 mutual fund assets under management	245	99	26
401(k) mutual fund assets under management [2]	16,459	14,739	1,428

Total mutual fund assets under management	16,704	14,838	1,454

Total assets under management	$43,962	$37,036	$28,548

Total assets under administration — 401(k) [3]	$5,588	$5,122	$—

Account Value and Assets Under Management Roll Forward	2009		2008		2007
Retirement Plans Group Annuities
Account value, beginning of period	$22,198		$27,094		$23,575
Net flows	563		2,418		1,669
Change in market value and other	4,497		(7,314)		1,850

Account value, end of period	$27,258		$22,198		$27,094

Retirement Plans Mutual Funds
Assets under management, beginning of period	$14,838		$1,454		$1,140
Net sales/(redemptions)	(1,705)		(446)		103
Acquisitions	—		18,725		—
Change in market value and other	3,571		(4,895)		211

Assets under management, end of period	$16,704		$14,838		$1,454

Net Investment Spread	66	bps	92	bps	162	bps

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	During the year ended December 31, 2008, Life acquired the rights to service mutual fund assets from Sun Life Retirement Services, Inc., and Princeton Retirement Group.

[3]
During the year ended December 31, 2008, Life acquired the rights to service assets under administration (“AUA”) from Princeton Retirement Group. Servicing revenues from AUA are based on the number of plan participants and do not vary directly with asset levels. As such, they are not included in assets under management upon which asset based returns are calculated.

The Retirement Plans segment primarily offers customized wealth creation and financial protection for corporate, government and tax-exempt employers through its two business units, 403(b)/457 and 401(k).

Year ended December 31, 2009 compared to the year ended December 31, 2008
Net loss in Retirement Plans increased due to an increase in net realized capital losses, lower net investment income and lower fee income. For further discussion of the Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income and other
•   Fee income and other decreased primarily due to lower average account values. Despite equity market improvements during the last nine months of 2009, account values have not returned to early 2008 levels. Net flows in group annuities and net sales in mutual funds have declined due primarily to a few large case surrenders.

Net investment income	• Net investment income decreased primarily as a result of lower yields on fixed maturity investments partially offset by an increase in derivative income.

Net investment spread	• The decline in net investment spread is attributable to lower fixed income returns of 34 bps and lower partnership returns of 3 bps, partially offset by a reduction in credited rates of 10 bps.

Net realized capital losses
•   Net realized capital losses increased primarily as a result of realized losses of $56 on non-qualifying derivatives in 2009 compared with $14 of gains in 2008 and mortgage valuation allowances of $38 in 2009, partially offset by OTTI impairment losses of $178 in 2009 compared with $243 in 2008.

Insurance operating costs and other expenses
•   Insurance operating costs and other expenses increased primarily due to a full year of operating expenses associated with the businesses acquired in the latter part of the first quarter of 2008 and lower deferrable acquisition expenses due to low sales levels, partially offset by expense management initiatives.

Amortization of DAC	• Amortization of DAC decreased as a result of lower gross profits in 2009 than 2008.

Income tax benefit
•   The income tax benefit is greater than the prior year income tax benefit due to a higher loss before income taxes primarily due to the income items discussed above. The effective tax rate differs from the statutory rate of 35% primarily due to the recognition of the DRD.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income in Retirement Plans decreased due to higher net realized capital losses, the DAC Unlock in 2008 as compared to 2007 and increased operating expenses partially offset by growth in fee income. For further discussion of the 2008 and 2007 Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•   Fee income and other increased primarily due to $109 of fees earned on assets relating to the acquisitions in the first quarter of 2008. Offsetting this increase was lower annuity fees driven by lower average account values as a result of market depreciation of $7.3 billion, partially offset by positive net flows of $2.4 billion over the past four quarters. Group annuities had positive net flows driven by higher deposits as a result of the expanded sales force obtained through the 2008 acquisitions.

Net investment income	• Net investment income declined due to a decrease in the returns from limited partnerships and other alternative investments income of $33, partially offset by growth in general account assets.

Net investment spread
•   The decline in net investment spread is attributable to lower limited partnership returns of 50 bps and lower fixed income returns of 25 bps, partially offset by a reduction in credited rates of 6 bps.

Net realized capital losses	• Net realized capital losses increased primarily due to impairment losses of $243 in 2008 compared with losses of $22 in 2007.

Insurance operating costs and other expenses
•   Insurance operating costs and other expenses increased primarily attributable to operating expenses associated with the acquired businesses. Also contributing to higher insurance operating costs were higher trail commissions resulting from an aging portfolio and higher service and technology costs.

Amortization of DAC
•   Amortization of DAC increased as a result of the higher Unlock charge in the third quarter of 2008 of $75 as compared to the Unlock charge in the third quarter of 2007 of $14, partially offset by lower DAC amortization associated with lower gross profits. For further discussion, see Unlocks within the Critical Accounting Estimates section of the MD&A.

Income tax expense (benefit)
•   The income tax benefit for 2008 as compared to the prior year periods income tax expense was due to lower income before income taxes primarily due to increased net realized capital losses and increased tax benefits associated with the dividends received deduction.

INTERNATIONAL

Operating Summary	2009	2008	2007
Fee income	$834	$881	$843
Earned premiums	(7)	(9)	(11)
Net investment income	182	167	131
Net realized capital gains (losses)	35	(422)	(116)

Total revenues [1]	1,044	617	847

Benefits, losses and loss adjustment expenses	621	270	32
Insurance operating costs and other expenses	291	321	246
Amortization of deferred policy acquisition costs	364	496	214

Total benefits, losses and expenses	1,276	1,087	492

Income (loss) before income taxes	(232)	(470)	355
Income tax expense (benefit)	(49)	(145)	132

Net income (loss) [2]	$(183)	$(325)	$223

Assets Under Management — Japan	2009	2008	2007
Japan variable annuity account values	$30,521	$29,726	$35,793
Japan fixed annuity and other account values [3]	4,365	4,769	1,844

Total assets under management — Japan	$34,886	$34,495	$37,637

Account Value and Assets Under Management Roll Forward	2009	2008	2007
Japan Annuities
Account value, beginning of period	$34,495	$37,637	$31,343
Net flows [4]	(1,200)	714	4,525
Change in market value and other	2,270	(10,921)	(608)
Effect of currency translation	(679)	7,065	2,377

Account value, end of period	$34,886	$34,495	$37,637

Expense Ratios	2009		2008		2007
International — Japan
General insurance expense ratio	40.6	bps	49.4	bps	48.4	bps
DAC amortization ratio [5]	225.2%		109.3%		35.3%
DAC amortization ratio excluding realized gains (losses) and DAC Unlocks [5] [6]	42.5%		42.4%		40.0%

[1]
The transition impact related to the adoption of fair value accounting guidance was a reduction in revenues of $34, for the year ended December 31, 2008. For further discussion of the fair value guidance transition impact, see Note 4a of the Notes to Consolidated Financial Statements.

[2]
The transition impact related to the adoption of fair value accounting guidance was a reduction in net income of $11 the year ended December 31, 2008. For further discussion of the fair value guidance transition impact, refer to Note 4a of the Notes to Consolidated Financial Statements.

[3]
Japan fixed annuity and other account values include a $1.8 billion increase as of December 31, 2009 due to the impact of the GMIB pay-out annuity account value trigger for the 3 Win product with a corresponding decrease to Japan variable annuity account values. This payout annuity account value is not expected to generate material future profit or loss to the Company.

[4]
Includes the effect of the triggering of the guaranteed minimum income benefit (“GMIB”) for the 3 Win product in 2008, of which $(809) relates to policyholders surrendering and $(181) relates to the current period annuity payments. In 2009, net flows decreased due to the suspension of sales and an additional $(267) related to the current period annuity payments for the 3 Win product.

[5]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[6]
Excludes the effects of 3 Wins related charges in 2009 and 2008, of $62 and $237, pre-tax, on net income. Including the effects of 3 Wins related charges DAC amortization would have been 48.9% and 77.8%, respectively.

International, which has operations located in Japan, Brazil, Ireland and the United Kingdom, provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States and Canada.
Prior to the second quarter 2009 suspension of new product sales, International focused on the savings and retirement needs of the growing number of individuals outside the United States who are preparing for retirement, or have already retired, through the sale of variable annuities, fixed annuities and other insurance and savings products. The Company’s Japan operation is the largest component of the International segment.

Year ended December 31, 2009 compared to the year ended December 31, 2008
Net loss decreased for the year ended December 31, 2009 as a result of decreased realized capital losses, partially offset by an unfavorable 2009 Unlock. For further discussion on the Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net loss:

Fee income
•   Fee income decreased primarily due to lower variable annuity fee income due to a decline in Japan’s average variable annuity account value. Average variable annuity account value declined due to net outflows driven by the suspension of new sales in the second quarter of 2009 as well as the effect of equity market declines in 2008 and the first quarter 2009.

Benefits, losses and loss adjustment expenses
•   Benefits, losses and loss adjustment expense increased, driven by an unfavorable Unlock in the first quarter of 2009, a charge related to the 3 Win product of $39, after-tax, and increased claim cost. For further discussion on the Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A.

Net realized capital gains (losses)
•   Gains for the year ended December 31, 2009 were primarily driven by transactional foreign currency gains predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, resulting from depreciation of the Yen and GMWB derivative gains. These gains were partially offset by the $51 loss on the pending sale of the joint venture interest in ICATU Hartford Seguros, S.A and macro hedge program losses of $163.

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased due to expense savings associated with the restructuring of the International operations.

General insurance expense ratio	• Japan general insurance expense ratio decreased due to the restructuring of Japan’s operations.

Amortization of DAC	• Amortization of DAC decreased as a result of a favorable Unlock in the third quarter of 2009. For further discussion see Unlocks within the Critical Accounting Estimates section of the MD&A.

Income tax benefit	• Income tax benefit declined as a result of fluctuating earnings and varying tax rates by country.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income decreased for the year ended December 31, 2008 as a result of the 2008 Unlock versus the 2007 Unlock along with increased realized capital losses from the adoption of fair value guidance, which resulted in a net realized capital loss of $34 during the first quarter of 2008, impact of the 3 Win trigger, impairment charges, increases in insurance operating costs and other expenses, partially offset by an increase in fee income. Due to significant market declines in the fourth quarter of 2008, approximately 97% of the Company’s in-force 3 Win policies, or $3.1 billion in account value, had triggered the associated GMIB. 3 Win is a variable annuity product that was offered in Japan with a GMIB and GMAB rider. The GMIB trigger occurred as a result of policyholder account values falling below 80% of their initial deposit. As a result of the GMIB trigger, the majority of the Company’s 3 Win policies annuitized or surrendered free of charge in the fourth quarter of 2008. For further discussion on the Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. For further discussion of the fair value guidance transition impact, see Note 4a of the Notes to Consolidated Financial Statements. The following other factors contributed to the changes in net income:

Fee income
•   Fee income increased primarily due to growth in Japan’s variable annuity average assets under management. The increase in average assets under management over the prior year was driven by deposits of $3.0 billion and a $6.6 billion increase due to foreign currency exchange translation as the yen strengthened compared to the U.S. dollar. Deposits and favorable foreign currency exchange were offset by unfavorable market performance of $10.9 billion. Net flows have decreased in Japan annuities due the 3 Win trigger and to increased competition from domestic and foreign insurers, particularly competition relating to products offered with living benefit guarantees.

Benefits, losses and loss adjustment expenses
•   Benefits, losses and loss adjustment expense increased as a result of the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007, the impact of the 3 Win trigger, as well as higher GMDB net amount at risk and increased claims costs.

Net realized capital gains (losses)
•   Losses for the year ended December 31, 2008 were primarily driven by transactional foreign currency losses predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, resulting from appreciation of the Yen, fair value measurement transition and impairments.

Insurance operating costs and other expenses
•   Insurance operating costs and other expenses increased due to the growth and strategic investment in the Japan and Other International operations, as well as lower capitalization of deferred policy acquisition costs, as acquisition costs exceeded pricing allowables.

Amortization of DAC
•   Amortization of DAC increased as a result of the impacts of the Unlock in the third quarter of 2008 as compared to the third quarter of 2007, as well as the accelerated amortization associated with the 3 Win trigger.

DAC amortization ratio, excluding realized gains (losses) and DAC Unlocks
•   Japan DAC amortization ratio, excluding realized gains (losses) and DAC Unlocks, increased due to actual gross profits being less than expected as a result of lower fees earned on declining assets resulting in negative true-ups and a higher DAC amortization rate, as well as the accelerated amortization associated with the impact of the 3 Win trigger.

Income tax expense (benefit)	• Income tax expense decreased primarily as a result of a decline in income before taxes.

INSTITUTIONAL

Operating Summary	2009	2008	2007
Fee income and other	$143	$152	$251
Earned premiums	352	889	987
Net investment income	833	1,004	1,241
Net realized capital losses	(738)	(789)	(188)

Total revenues	590	1,256	2,291

Benefits, losses and loss adjustment expenses	1,301	1,907	2,074
Insurance operating costs and expenses	83	120	185
Amortization of deferred policy acquisition costs	17	19	23

Total benefits, losses and expenses	1,401	2,046	2,282

Income (loss) before income taxes	(811)	(790)	9
Income tax benefit	(296)	(288)	(8)

Net income (loss)	$(515)	$(502)	$17

Assets Under Management	2009	2008	2007
Institutional account values [1]	$22,373	$24,081	$25,103
Private Placement Life Insurance account values [1]	33,356	32,459	32,792
Mutual fund assets under management	4,262	2,578	3,581

Total assets under management	$59,991	$59,118	$61,476

Net Investment Spread	2009		2008		2007
Stable Value (GICs, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(48	)bps	21	bps	101	bps

Expense Ratios	2009		2008		2007
General insurance expense ratio	11.8	bps	14.1	bps	14.1	bps

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.
Institutional has historically provided customized investment, insurance and income solutions to select markets through a broad range of products including PPLI owned by corporations and high net worth individuals, institutional annuities, mutual funds owned by institutional investors, structured settlements, stable value contracts and individual products such as income annuities and longevity assurance. During 2009, the Company decided to not actively market or sell certain Institutional products, including: structured settlements, guaranteed investment products, and most institutional annuities.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Net loss in Institutional increased primarily due to negative net investment spread due to continued partnership losses and as a result of management’s desire to maintain additional liquidity by increasing asset allocations in short term and treasury investments. Further discussion of income is presented below:

Fee income and other	• Fee income and other was lower due to lower asset levels through beginning of the year as well as lower positive flows than prior year, offset by an increase in market return and higher sales.

Earned premiums
•   Earned premiums decreased as ratings downgrades reduced payout annuity sales. The decrease in earned premiums was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.

Net investment income
•   Net investment income declined due to lower income on fixed maturities resulting from a decline in average rates and fixed maturity investments, as well as an increased average asset base of securities with greater market liquidity. This was partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.

Net investment spread
•   Stable Value, net investment spreads were negatively impacted by 166 bps due to lower yields on variable rate securities and maintaining additional liquidity in the Institutional portfolios in the form of short term and U.S. Treasuries. In both periods, the drop in variable rate yields was partially offset by lower credited rates on floating rate liabilities.

Net realized capital losses	• Net realized capital losses were slightly lower due to smaller impairments.

Benefits, losses and loss adjustment expenses	• Benefits, losses and loss adjustment expenses were lower driven by lower interest credited due to lower rates on floating rate GIP’s as well as an overall smaller block of business.

Insurance operating costs and expenses and general insurance expense ratio	• Insurance operating costs and other expenses decreased due to active expense management efforts and reduced information technology expenses.

Income tax benefit	• The income tax benefit was flat due to flat income before taxes.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Net income in Institutional decreased primarily due to increased net realized capital losses and lower net investment income. The following other factors contributed to changes in net income:

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

Net investment income
•   Net investment income declined due to losses from limited partnership and other alternative investments of $(127), lower yields on fixed maturity investments indexed to LIBOR, and lower assets under management. The decline in yield on fixed maturities was largely offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expense. Assets under management decreased primarily due to stable value outflows.

Net investment spread
•   Stable Value, net investment spreads were negatively impacted by 158 bps due to lower yields on variable rate securities and maintaining additional liquidity in the Institutional portfolios in the form of short-term investments and U.S. Treasuries, and 55 bps attributable to negative limited partnership returns. In both periods, the drop in variable rate yields was partially offset by lower credited rates on floating rate liabilities.

Net realized capital losses	• Net realized capital losses were higher due to significant impairments.

Benefits, losses and loss adjustment expenses
•   Benefits, losses and loss adjustment expenses decreased primarily due to lower reserve increases as the result of lower sales in life contingent business, as well as lower interest credited on liabilities indexed to LIBOR. The decrease was partially offset by an increase in mortality losses of $8.

Insurance operating costs and expenses and general insurance expense ratio
•   Insurance operating costs and other expenses decreased due to a decline in premium tax, driven by reduced PPLI deposits, partially offset by discontinued administrative system projects and product development expenses.

Income tax benefit	• The income tax benefit increased compared to the prior year primarily due to a decline in income before taxes primarily due to increased realized capital losses.

LIFE OTHER

Operating Summary	2009	2008	2007
Fee income and other	$58	$60	$67
Net investment income (loss)
Securities available-for-sale and other	85	28	145
Equity securities, trading [1]	3,188	(10,340)	145

Total net investment income (loss)	3,273	(10,312)	290
Net realized capital gains (losses)	(176)	47	(35)

Total revenues	3,155	(10,205)	322

Benefits, losses and loss adjustment expenses	84	154	156
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	3,188	(10,340)	145
Insurance operating costs and other expenses	124	7	84
Total benefits, losses and expenses	3,396	(10,179)	385
Loss before income taxes	(241)	(26)	(63)
Income tax benefit	(76)	(15)	(11)

Net loss	$(165)	$(11)	$(52)

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
Year ended December 31, 2009 compared to the year ended December 31, 2008

Net investment income — securities available-for-sale and other
•   Net investment income on securities available-for-sale and other increased due to reduced losses on limited partnerships and other alternative investments, partially offset by the effects of inter-segment eliminations in 2009.

Net realized capital gains (losses)	• Net realized capital losses increased due to increases in mortgage loan valuation allowances in 2009.

Insurance operating costs and other expenses
•   Insurance operating costs and other expenses increased due to restructuring costs that include severance benefits and other costs associated with the suspension of sales in International’s Japan and European operations as well as other restructuring costs across Life operations of $119. See Note 23 of the Notes to Consolidated Financial Statements for further details on the Company’s restructuring, severance and other costs.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net investment income — securities available-for-sale and other
•   Net investment income on securities available-for-sale and other declined primarily due to decreases in yields on fixed maturity investments and declines in limited partnership and other alternative investment income.

Net realized capital gains (losses)	• Net realized capital gains increased due to trading and valuation gains on derivatives, partially offset by increased impairments.

Insurance operating costs and other expenses
•   Insurance operating costs and other expenses decreased for the year ended December 31, 2008 as compared to the prior year period, primarily due to a charge of $21 for regulatory matters in the second quarter of 2007 and reallocation of expenses to the applicable lines of business in 2008.

PERSONAL LINES

Underwriting Summary	2009	2008	2007
Written premiums	$3,987	$3,925	$3,947
Change in unearned premium reserve	35	(1)	58

Earned premiums	3,952	3,926	3,889
Losses and loss adjustment expenses
Current accident year before catastrophes	2,700	2,542	2,576
Current accident year catastrophes	228	258	125
Prior accident years	(33)	(51)	(4)

Total losses and loss adjustment expenses	2,895	2,749	2,697
Amortization of deferred policy acquisition costs	674	633	617
Insurance operating costs and expenses	263	264	253

Underwriting results	$120	$280	$322

Written Premiums	2009	2008	2007
Business Unit
AARP	$2,871	$2,813	$2,750
Agency	1,061	1,050	1,123
Other	55	62	74

Total	$3,987	$3,925	$3,947

Product Line
Automobile	$2,869	$2,829	$2,848
Homeowners	1,118	1,096	1,099

Total	$3,987	$3,925	$3,947

Earned Premiums	2009	2008	2007
Business Unit
AARP	$2,844	$2,778	$2,681
Agency	1,049	1,080	1,123
Other	59	68	85

Total	$3,952	$3,926	$3,889

Product Line
Automobile	$2,850	$2,824	$2,822
Homeowners	1,102	1,102	1,067

Total	$3,952	$3,926	$3,889

Premium Measures	2009	2008	2007
Policies in force at year end
Automobile	2,395,421	2,323,882	2,349,402
Homeowners	1,488,408	1,455,954	1,481,542

Total policies in force at year end	3,883,829	3,779,836	3,830,944

New business premium
Automobile	$455	$364	$424
Homeowners	$149	$106	$140

Policy count retention
Automobile	86%	86%	87%
Homeowners	86%	87%	89%

Renewal written pricing increase
Automobile	3%	4%	3%
Homeowners	5%	6%	7%

Renewal earned pricing increase
Automobile	4%	4%	3%
Homeowners	6%	5%	7%

Ratios and Supplemental Data	2009	2008	2007
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.3	64.8	66.2
Current accident year catastrophes	5.8	6.6	3.2
Prior accident years	(0.8)	(1.3)	(0.1)

Total loss and loss adjustment expense ratio	73.3	70.0	69.3
Expense ratio	23.7	22.8	22.4

Combined ratio	97.0	92.9	91.7

Catastrophe ratio
Current accident year	5.8	6.6	3.2
Prior accident years	0.1	0.2	0.2

Total catastrophe ratio	5.9	6.8	3.4

Combined ratio before catastrophes	91.1	86.1	88.3
Combined ratio before catastrophes and prior accident year development	92.0	87.6	88.6

Other revenues [1]	$153	$135	$141

[1]	Represents servicing revenues.

Combined Ratios	2009	2008	2007
Automobile	96.6	91.0	96.2
Homeowners	98.0	97.6	79.8

Total	97.0	92.9	91.7

Underwriting results, premium measures and ratios
Year ended December 31, 2009 compared to the year ended December 31, 2008
Underwriting results decreased by $160, with a corresponding 4.1 point increase in the combined ratio.
Earned premiums
Earned premiums grew by 1% in 2009, primarily due to earned premium growth in AARP, largely offset by earned premium decreases in Agency and Other.
•
AARP earned premiums grew $66 in 2009, reflecting an increase in new business written premium over the first nine months of 2009, driven by increased direct marketing spend, higher auto policy conversion rates and cross-selling homeowners’ insurance to insureds who have auto policies.

•
Agency earned premiums decreased by $31, reflecting a decrease in policy count retention and a decrease in average renewal premium per policy, partially offset by an increase in new business written premium. The decrease in policy count retention was primarily due to a decrease in retention on homeowners as a result of the Company’s decision to stop renewing Florida homeowners’ policies. The increase in new business was primarily due to an increase in the number of agency appointments, an increase in the number of policy quotes and an increase in the policy issue rate for auto.

•	Other earned premiums decreased primarily due to a strategic decision to reduce other affinity business.
Auto earned premiums grew 1% in 2009 as the effect of an increase in new business was largely offset by a decrease in average renewal premium per policy. Homeowners’ earned premiums were flat in 2009 as the effect of an increase in new business was largely offset by a decrease in policy count retention driven by the Company’s decision to stop renewing Florida homeowners’ policies in Agency. While the Company recognized higher renewal earned pricing in 2009, driven by higher rates and an increase in the amount of insurance per exposure unit, average renewal premium per policy decreased for auto and was flat for home. For both auto and home, average renewal premium was impacted by a shift to more preferred market segment business and growth in states and territories with lower average premium. In addition, average renewal premium was affected by the impact of the economic downturn on consumer behavior. Among other actions, insureds have reduced their premiums by raising deductibles, reducing limits, dropping coverage and reducing mileage.

New business premium
•   Auto and homeowners’ new business written premium increased by $91, or 25% and $43 or 41%, respectively, in 2009. AARP new business written premium increased for both auto and home primarily due to increased direct marketing spend, higher auto policy conversion rates and cross-selling homeowners’ insurance to insureds who have auto policies. Agency new business written premium increased for both auto and home primarily due to an increase in the number of agency appointments, an increase in the number of policy quotes and an increase in the policy issue rate for auto.

Policy count retention
•   Policy count retention for auto remained flat in 2009 for both AARP and Agency policies, primarily due to stable renewal written pricing increases and policy retention initiatives. Policy count retention for homeowners decreased slightly in 2009, primarily due to a decrease in policy retention for Agency business largely due to the Company’s decision to stop renewing Florida homeowners’ policies.

Renewal earned pricing increase
•   The increases in renewal earned pricing during 2009 were primarily a reflection of written pricing changes over the last two years. Renewal written pricing in 2009 increased in auto by 3% due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ renewal written pricing increased by 5% due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.

Policies in-force	• The number of policies in-force increased 3% in auto, driven by an increase in both AARP and Agency and increased 2% for homeowners, driven by an increase in AARP.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $158, primarily due to the increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 3.5 points, driven by a 3.3 point increase for auto and a 4.2 point increase for home. The 3.3 point increase for auto was due to an increase in expected liability loss costs, an increase in physical damage frequency and a decline in average premium. After a historically low claim frequency in 2008, auto claim frequency increased in 2009, mostly in bodily injury coverage, driven by an increase in miles driven. The 4.2 point increase for home was driven by increasing severity in AARP, increasing frequency in Agency and a decline in average premium in Agency.
Current accident year catastrophes
Current accident year catastrophes decreased by $30 as catastrophe losses in 2008, driven by losses from hurricane Ike and from wind and thunderstorms, were higher than catastrophe losses in 2009, driven by losses from hail and windstorms in Colorado, the Midwest and the Southeast.
Prior accident year reserve development
Net favorable reserve development was $18 lower in 2009. Net favorable reserve development of $33 in 2009 included, among other reserve changes, a $77 release of auto liability reserves principally related to AARP business for the 2006 through 2008 accident years, partially offset by an $18 strengthening of reserves for homeowners’ claims for the 2005 through 2008 accident years. Net favorable reserve development of $51 in 2008 included a $46 release of auto liability reserves, primarily related to accident years 2005 to 2007 and a $24 release of reserves for extra-contractual liability claims under non-standard personal auto policies.
Operating expenses
The expense ratio increased by 0.9 points due largely to higher amortization of deferred acquisition costs and an increase in other non-deferrable costs, partially offset by a decrease in TWIA assessments of $17. Amortization of acquisition costs increased for both AARP business and for business sold direct to the consumer in four pilot states.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results decreased by $42, with a corresponding 1.2 point increase in the combined ratio.
Earned premiums
Earned premiums increased $37, or 1%, due primarily to earned premium growth in AARP, partially offset by earned premium decreases in Agency and Other.
•
AARP earned premium grew $97, reflecting modest renewal earned pricing increases for both auto and homeowners and the effect of new business premium outpacing non-renewals in the last nine months of 2007. New business offset non-renewals in 2008 and new business in 2008 was driven by growth in the size of the AARP target market, the effect of direct marketing programs and the effect of cross-selling homeowners insurance to insureds who have auto policies.

•
Agency earned premium decreased by $43 as the effect of a decline in new business premium and policy count retention since the middle of 2007 was partially offset by the effect of modest renewal earned pricing increases. The market environment continued to be intensely competitive in 2008. The increase in advertising for auto business among the top carriers also occurred with homeowners’ business, particularly in non-coastal and non-catastrophe prone areas. In 2008, a number of Personal Lines carriers began to increase rates although a significant portion of the market continued to compete heavily on price.

•	Other earned premium decreased by $17, primarily due to a decision to reduce other affinity business.
Auto earned premium was relatively flat in 2008 as the effect of renewal earned pricing increases of 4% was largely offset by a decrease in new business since the middle of 2007. Homeowners’ earned premium grew 3% largely due to renewal earned pricing increases of 5%.

New business premium
•   Both auto and homeowners’ new business written premium decreased in 2008 including decreases in AARP and Agency. Auto new business decreased by $60, or 14% and homeowners’ new business decreased by $34, or 24%. AARP new business written premium decreased primarily due to lower auto and homeowners’ policy conversion rates, driven by increased competition, including the effect of price decreases by some carriers and the effect of continued advertising among carriers for new business. Agency new business written premium decreased primarily due to price competition driven, in part, by a greater number of agents using comparative rating software to obtain quotes from multiple carriers.

Policy count retention
•   Policy count retention for auto decreased, driven primarily by a decrease in policy retention for both AARP and Agency business. Policy count retention for homeowners decreased for both AARP and Agency business. The decrease in policy count retention for AARP homeowners’ business was driven by increased price competition by some carriers. The decrease in policy count retention for Agency homeowners’ business was due, in part, to Florida policyholders non-renewing as a result of the Company’s decision to stop renewing Florida homeowners’ policies sold through agents.

Renewal earned pricing increase
•   Auto renewal earned pricing increases of 4% represent the portion of the 4% increase in renewal written pricing for 2008 that is reflected in earned premium. In 2008, the Company increased auto insurance rates in certain states for certain classes to maintain profitability in the face of rising loss costs. Renewal written pricing increases in 2008 included the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ renewal earned pricing increases of 5% primarily reflected the earning of a blend of mid-single digit renewal written pricing increases recognized over the last nine months of 2007 and renewal written pricing increases recognized in the first nine months of 2008. Renewal written pricing increases in homeowners were largely driven by increases in coverage limits due to rising replacement costs.

Policies in-force
•   The number of policies in-force decreased slightly for both auto and homeowners, primarily due to a 7% decline in the number of Agency policies in-force, partially offset by a 1% increase in the number of AARP policies in-force.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Personal Lines’ current accident year losses and loss adjustment expenses before catastrophes decreased by $34 due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by the effect of higher earned premium.
The current accident year loss and loss adjustment expense ratio before catastrophes decreased by 1.4 points, primarily due to favorable expected frequency on auto liability claims and the effect of renewal earned pricing increases for both auto and homeowners, partially offset by increased frequency and severity of non-catastrophe losses on homeowners business.
Current accident year catastrophes
Current accident year catastrophe losses of $258 in 2008 were higher than current accident year catastrophe losses of $125 in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.

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
Operating expenses
Amortization of deferred policy acquisition costs increased by $16, driven primarily by the increase in earned premium and the amortization of a higher amount of acquisition costs for AARP business. Insurance operating costs and expenses increased by $11, primarily due to an estimated $10 of assessments owed to TWIA in 2008. The expense ratio increased 0.4 points due to the increase in insurance operating costs and expenses and the amortization of a higher amount of acquisition costs on AARP business.
SMALL COMMERCIAL

Underwriting Summary	2009	2008	2007
Written premiums	$2,572	$2,696	$2,747
Change in unearned premium reserve	(8)	(28)	11

Earned premiums	2,580	2,724	2,736
Losses and loss adjustment expenses
Current accident year before catastrophes	1,396	1,447	1,594
Current accident year catastrophes	44	122	28
Prior accident years	(36)	(89)	(209)

Total losses and loss adjustment expenses	1,404	1,480	1,413
Amortization of deferred policy acquisition costs	622	636	635
Insurance operating costs and expenses	159	171	180

Underwriting results	$395	$437	$508

Premium Measures	2009	2008	2007

New business premium	$482	$446	$481
Policy count retention	81%	82%	84%
Renewal written pricing increase (decrease)	—	(1%)	(1%)
Renewal earned pricing increase (decrease)	—	(1%)	—
Policies in-force end of period	1,077,189	1,055,463	1,038,542

Ratios	2009	2008	2007
Loss and loss adjustment expense ratio
Current accident year before catastrophes	54.1	53.1	58.3
Current accident year catastrophes	1.7	4.5	1.0
Prior accident years	(1.4)	(3.3)	(7.6)

Total loss and loss adjustment expense ratio	54.4	54.3	51.6
Expense ratio	30.2	29.1	29.2
Policyholder dividend ratio	—	0.5	0.6

Combined ratio	84.7	84.0	81.4

Catastrophe ratio
Current accident year	1.7	4.5	1.0
Prior accident years	(0.1)	(0.1)	0.2

Total catastrophe ratio	1.6	4.4	1.2

Combined ratio before catastrophes	83.1	79.6	80.3
Combined ratio before catastrophes and prior accident year development	84.4	82.8	88.0

Underwriting results, premium measures and ratios
Year ended December 31, 2009 compared to the year ended December 31, 2008
Underwriting results decreased by $42, with a corresponding 0.7 point increase in the combined ratio.
Earned premiums
Earned premiums for the Small Commercial segment decreased by $144 in 2009 primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last two years for package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, the effects of the economic downturn and competitor actions to increase market share and increase business appetite in certain classes of risks have contributed to the decrease in earned premiums in 2009.

New business premium
•     New business written premium was up $36, or 8%, in 2009 primarily driven by an increase in workers’ compensation business and the impact from the rollout of a new business owners policy product during the second half of 2009. The Company continues to increase its new business for workers’ compensation through refinement of pricing and underwriting appetite in certain markets.

Policy count retention	• Policy count retention decreased slightly due to the impact from declining economic conditions including increased mid-term cancellations. The impact affected all lines of business.

Renewal earned pricing increase (decrease)
•      Renewal earned pricing was flat as an increase in renewal earned pricing for package business was offset by a decrease for workers’ compensation. Renewal earned pricing for the commercial auto business was essentially flat. The earned pricing changes were primarily a reflection of written pricing changes over the last two years. In addition to the effect of written pricing decreases in workers’ compensation, average premium per policy in Small Commercial has declined due to a reduction in the payrolls of workers’ compensation insureds and the effect of declining endorsements.

Policies in-force
•      The number of policies-in-force increased by 2% in 2009. Despite the growth in policies, earned premiums have decreased by 5%, reflecting the decrease in average premium per policy. The growth or decline in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $51, primarily due to the decrease in earned premiums, partially offset by a 1.0 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The increase in this ratio was primarily due to a higher loss and loss adjustment expense ratio on workers’ compensation and package business. The higher loss and loss adjustment expense ratio on workers’ compensation business reflected the effect of a 2009 decrease in estimated audit premium related to exposures earned in 2008, partially offset by a continuation of favorable expected frequency.
Current accident year catastrophes
Current accident year catastrophe losses decreased by $78 in 2009, as losses in 2008 from hurricane Ike and tornadoes and thunderstorms in the South and Midwest were higher than catastrophe losses in 2009 from hail and windstorms in Colorado, the Midwest and the Southeast.
Prior accident year reserve development
Net favorable prior accident year development decreased by $53 in 2009. Net favorable prior accident year development of $36 in 2009 included a $40 release of workers’ compensation reserves related to accident years 2007 and prior, a $33 release of commercial auto liability reserves and a $38 strengthening of reserves for package business. Net favorable prior accident year development of $89 in 2008 included a $92 release of workers’ compensation reserves related to accident years 2000 to 2007.
Operating expenses
Insurance operating costs and expenses decreased by $12, driven by a decrease in TWIA assessments of $12 and an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits of $8 recognized in 2008, partially offset by an increase in compensation-related costs and higher IT costs. Amortization of deferred policy acquisition costs decreased by $14 in 2009, primarily driven by the decrease in earned premiums, partially offset by higher amortization of other underwriting expenses. The expense ratio increased by 1.1 points, primarily due to the decrease in earned premiums, partially offset by the decrease in TWIA assessments.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results decreased by $71, with a corresponding 2.6 point increase in the combined ratio.
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

Policy count retention	• Policy count retention decreased in all lines of business.

Renewal earned pricing increase (decrease)
•      Renewal earned pricing decreased for workers’ compensation and commercial auto and was relatively flat for package business. The earned pricing changes during 2008 were primarily a reflection of written pricing changes over the last two years.

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

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes decreased by $147 in 2008, primarily due to a 5.2 point decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The decrease in this ratio was primarily due to a lower loss and loss adjustment expense ratio for workers’ compensation business and, to a lesser extent, a lower loss and loss adjustment expense ratio for package business. Workers’ compensation claim frequency has been trending favorably for recent accident years due to improved workplace safety and underwriting actions and the lower loss and loss adjustment expense ratio for the 2008 accident year includes an assumption that this lower claim frequency would continue for the 2008 accident year. The loss and loss adjustment expense ratio for the 2007 accident year recorded in 2007 did not give as much credence to this lower level of claim frequency. The effect of lower claim frequency for workers’ compensation claims was partially offset by the effect of earned pricing decreases.
Current accident year catastrophes
Current accident year catastrophe losses of $122, in 2008, were higher than current accident year catastrophe losses of $28, in 2007, primarily due to hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
Prior accident year reserve development
Net favorable prior accident year development of $89 in 2008 included a $92 release of workers’ compensation reserves related to accident years 2000 to 2007. Net favorable reserve development of $209 in 2007 included a $151 release of workers’ compensation loss and loss adjustment expense reserves for accident years 2002 to 2006, a $33 release of workers’ compensation loss reserves for accident years 1987 to 2000 and a $30 release of loss reserves for package business for accident years 2003 to 2006.
Operating expenses
Insurance operating costs and expenses decreased by $9, primarily due to lower compensation-related and servicing costs, partially offset by an estimated $7 of TWIA assessments in 2008. Amortization of deferred policy acquisition costs was relatively flat consistent with the change in earned premium. The expense ratio decreased slightly in 2008, driven by the decrease in insurance operating costs and expenses.

MIDDLE MARKET

Underwriting Summary	2009	2008	2007
Written premiums	$2,021	$2,242	$2,326
Change in unearned premium reserve	(80)	(57)	(94)

Earned premiums	2,101	2,299	2,420
Losses and loss adjustment expenses
Current accident year before catastrophes	1,352	1,460	1,561
Current accident year catastrophes	32	116	15
Prior accident years	(187)	(134)	(16)

Total losses and loss adjustment expenses	1,197	1,442	1,560
Amortization of deferred policy acquisition costs	486	513	529
Insurance operating costs and expenses	160	175	174

Underwriting results	$258	$169	$157

Premium Measures	2009	2008	2007
New business premium	$434	$420	$394
Policy count retention	77%	79%	80%
Renewal written pricing decrease	(2%)	(6%)	(5%)
Renewal earned pricing decrease	(4%)	(6%)	(4%)
Policies in-force as of end of period	95,540	97,308	94,828

Ratios	2009	2008	2007
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.3	63.5	64.5
Current accident year catastrophes	1.5	5.1	0.6
Prior accident years	(8.9)	(5.9)	(0.7)

Total loss and loss adjustment expense ratio	57.0	62.7	64.5
Expense ratio	30.4	29.0	28.5
Policyholder dividend ratio	0.4	0.9	0.6

Combined ratio	87.7	92.6	93.5

Catastrophe ratio
Current accident year	1.5	5.1	0.6
Prior accident years	(0.7)	(0.5)	(0.1)

Total catastrophe ratio	0.9	4.6	0.5

Combined ratio before catastrophes	86.9	88.1	93.0
Combined ratio before catastrophes and prior accident year development	95.1	93.4	93.5
Underwriting results, premium measures and ratios
Year ended December 31, 2009 compared to the year ended December 31, 2008
Underwriting results increased by $89 with a corresponding decrease in the combined ratio of 4.9 points.
Earned premiums
Earned premiums for the Middle Market segment decreased by $198 in 2009, primarily driven by decreases in general liability and commercial auto due to earned pricing decreases and the effect of non-renewals outpacing new business. Middle Market workers’ compensation earned premium increased modestly as the effect of an increase in new business written premium was partially offset by lower earned audit premium.

New business premium
•     New business written premium increased by $14 primarily due to an increase in new business written premium for workers’ compensation, partially offset by a decrease in new business for marine, general liability and commercial auto. Despite continued pricing competition, the Company has increased new business for workers’ compensation by targeting business in selected industries and regions of the country where attractive new business opportunities remain.

Policy count retention
•     Policy count retention decreased largely due to a decrease in workers’ compensation, property, general liability and marine. Policy count retention declined due to the effects of the downturn in the economy which caused business closures and increased shopping of policies by businesses seeking lower premiums.

Renewal earned pricing decrease
•     Earned pricing decreased in workers’ compensation, commercial auto, general liability, property and marine. The earned pricing changes were primarily a reflection of written pricing changes over the last two years. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market. Beginning in the second quarter of 2009, however, written pricing decreases moderated for workers’ compensation, general liability and marine and were flat or slightly positive for property and commercial auto.

Policies in-force	• The number of policies in-force decreased by 2%, partially contributing to the decline in earned premiums.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $108, primarily due to a decrease in earned premium, partially offset by an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes increased, primarily due to a higher loss and loss adjustment expense ratio on workers’ compensation and general liability, partially offset by lower non-catastrophe losses on property and marine business, driven by favorable claim frequency and severity. The higher loss and loss adjustment expense ratio on workers’ compensation and general liability business was primarily due to the effects of renewal earned pricing decreases in excess of loss cost changes.
Current accident year catastrophes
Current accident year catastrophe losses decreased by $84 as losses in 2008 from hurricane Ike and tornadoes and thunderstorms in the South and Midwest were higher than losses in 2009 from hail and windstorms in Colorado, the Midwest and Southeast.
Prior accident year reserve development
Net favorable prior accident year reserve development increased by $53. Net favorable prior accident year reserve development of $187 in 2009 included, among other reserve changes, general liability reserve releases of $112 primarily related to accident years 2003 to 2007 and a $52 release of workers’ compensation reserves, primarily related to accident years 2007 and prior. Net favorable reserve development of $134 in 2008 primarily included a $90 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2007 accident years, a $64 release of workers’ compensation reserves, primarily related to accident years 2000 to 2007 and a $27 release of commercial auto liability reserves, primarily related to accident years 2002 to 2007, partially offset by a $50 strengthening of reserves for general liability and products liability claims primarily for accident years 2004 and prior.
Operating expenses
Insurance operating costs and expenses decreased by $15 primarily due to a $14 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits recognized in 2008. Amortization of deferred policy acquisition costs decreased by $27 largely due to the decrease in earned premiums. The expense ratio increased by 1.4 points in 2009 as insurance operating costs and expenses other than policyholders dividends did not decrease commensurate with the decrease in earned premiums.

Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results increased by $12 with a corresponding 0.9 point decrease in the combined ratio.
Earned premiums
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

Policy count retention	• Policy count retention decreased due largely to a decrease in retention for general liability.

Renewal earned pricing decrease
•     Renewal earned pricing decreased in workers’ compensation, commercial auto, general liability, property and marine. The earned pricing decreases in 2008 were primarily a reflection of written pricing changes over the last two years. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market, which has contributed to mid-single digit price decreases across the industry.

Policies in-force	• The number of policies in-force increased by 3%, due largely to growth on smaller accounts.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $101 due largely to a decrease in earned premium. Before catastrophes, the current accident year loss and loss adjustment expense ratio decreased by 1.0 point, primarily due to a lower loss and loss adjustment expense ratio on workers’ compensation and general liability business, largely offset by higher non-catastrophe losses on property and marine business and the effect of earned pricing decreases. The higher non-catastrophe losses on property business were driven by increased severity, including a number of large individual claims, and the higher non-catastrophe losses on marine business were primarily driven by increased frequency.
Current accident year catastrophes
Current accident year catastrophe losses of $116 in 2008 were higher than current accident year catastrophe losses of $15 in 2007, primarily due to losses from hurricane Ike and tornadoes and thunderstorms in the South and Midwest.
Prior accident year development
Net favorable prior accident year reserve development increased by $118 in 2008. Net favorable reserve development of $134 in 2008 primarily included a $90 release of reserves for high hazard and umbrella general liability claims, primarily related to the 2001 to 2007 accident years, a $64 release of workers’ compensation reserves, primarily related to accident years 2000 to 2007 and a $27 release of commercial auto liability reserves, primarily related to accident years 2002 to 2007, partially offset by a $50 strengthening of reserves for general liability and products liability claims primarily for accident years 2004 and prior.
Net favorable reserve development of $16 in 2007 primarily included a $49 release of general liability loss and loss adjustment expense reserves for accident years 2003 to 2006 and an $18 release of commercial auto liability reserves for accident years 2003 and 2004, partially offset by a $40 strengthening of workers’ compensation reserves for accident years 1973 & prior and a $14 strengthening of general liability reserves for accident years more than 20 years old.
Operating expenses
The $16 decrease in the amortization of deferred policy acquisition costs was largely due to the decrease in earned premium, partially offset by the amortization of higher underwriting costs. Insurance operating costs and expenses included policyholder dividends of $21 in 2008 and $14 in 2007 which increased primarily due to a $6 increase in the estimated amount of dividends payable to certain workers’ compensation policyholders due to underwriting profits. Apart from policyholder dividends, insurance operating costs and expenses decreased by $6 as the effect of lower compensation-related costs was partially offset by higher IT costs and an estimated $3 of TWIA assessments in 2008. The expense ratio increased by 0.5 points due to the amortization of higher underwriting costs, the TWIA assessments in 2008 and the effect of lower earned premiums, partially offset by the effect of lower compensation-related costs.

SPECIALTY COMMERCIAL

Underwriting Summary	2009	2008	2007
Written premiums	$1,127	$1,361	$1,415
Change in unearned premium reserve	(101)	(21)	(31)

Earned premiums	1,228	1,382	1,446
Losses and loss adjustment expenses
Current accident year before catastrophes	842	941	961
Current accident year catastrophes	2	47	9
Prior accident years	(172)	(81)	84

Total losses and loss adjustment expenses	672	907	1,054
Amortization of deferred policy acquisition costs	284	313	323
Insurance operating costs and expenses	102	91	87

Underwriting results	$170	$71	$(18)

	2009	2008	2007
Written Premiums
Property	$(16)	$50	$111
Casualty	494	538	534
Professional liability, fidelity and surety	582	691	689
Other	67	82	81

Total	$1,127	$1,361	$1,415

Earned Premiums
Property	$21	$87	$133
Casualty	496	526	543
Professional liability, fidelity and surety	643	685	685
Other	68	84	85

Total	$1,228	$1,382	$1,446

Ratios	2009	2008	2007
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.6	68.1	66.6
Current accident year catastrophes	0.1	3.4	0.6
Prior accident years	(14.0)	(5.8)	5.8

Total loss and loss adjustment expense ratio	54.7	65.6	73.0
Expense ratio	31.4	28.3	27.4
Policyholder dividend ratio	0.1	0.9	0.9

Combined ratio	86.2	94.8	101.3

Catastrophe ratio
Current accident year	0.1	3.4	0.6
Prior accident years	(0.4)	(1.2)	0.1

Total catastrophe ratio	(0.3)	2.2	0.7

Combined ratio before catastrophes	86.5	92.6	100.6
Combined ratio before catastrophes and prior accident year development	100.1	97.3	94.9
Other revenues [1]	$340	$371	$354

[1]	Represents servicing revenue

Underwriting results, premium measures and ratios
Year ended December 31, 2009 compared to the year ended December 31, 2008
Underwriting results increased by $99 with a corresponding decrease in the combined ratio of 8.6 points.
Earned premiums
Earned premiums for the Specialty Commercial segment decreased by $154 due to decreases in all lines of business.
•
Property earned premiums decreased by $66 primarily due to the sale of the Company’s core excess and surplus lines property business. Effective March 31, 2009, the Company sold its core excess and surplus lines property business, to Beazley Group PLC. Concurrent with the sale, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. The ceding of the unearned premium was reflected as a reduction of written premium as of December 31, 2009.

•	Casualty earned premiums decreased by $30, primarily due to lower audit premiums and a decrease in insured exposures driven by the downturn in the economy.
•
Professional liability, fidelity and surety earned premium decreased by $42 primarily due to the effects of lower new business and premium renewal retention and earned pricing decreases. The adverse impact of ratings downgrades early in 2009 and the loss of key leadership personnel contributed to a decline in new business and renewal retention.

•	Within the “Other” category, earned premium decreased by $16 in 2009. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Current accident year losses and loss adjustment expenses before catastrophes decreased by $99 primarily due to a decrease in earned premiums.
Current accident year catastrophe losses
Current accident year catastrophe losses were $45 lower in 2009 as compared to prior year primarily due to losses from hurricane Ike in 2008.
Prior accident year reserve development
Net favorable prior accident year reserve development of $172 in 2009 included, among other reserve changes, releases of reserves for directors’ and officers’ insurance claims of $127 and a $20 release of reserves for uncollectible reinsurance. Net favorable prior accident year reserve development of $81 in 2008 primarily included a $75 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006.
Operating expenses
Amortization of deferred policy acquisition costs decreased by $29 due to the decrease in earned premiums. Insurance operating costs and expenses increased by $11, primarily due to a $23 increase in taxes, licenses and fees due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes, partially offset by a decrease in policyholder dividends and compensation-related costs. The expense ratio increased by 3.1 points due to the decrease in earned premiums and the increase in insurance operating costs and expenses.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Underwriting results increased by $89 with a corresponding 6.5 point decrease in the combined ratio.
Earned premiums
Earned premiums for the Specialty Commercial segment decreased by $64 or 4%, primarily due to a decrease in property and, to a lesser extent, casualty earned premiums.
•
Property earned premiums decreased by $46, primarily due to the Company’s decision to stop writing specialty property business with large, national accounts and the effect of increased competition for core excess and surplus lines business. As a result of increased competition and capacity for core excess and surplus lines business, the Company has experienced a decrease in earned pricing, lower new business growth and lower premium renewal retention since the third quarter of 2007, particularly for catastrophe-exposed business.

•
Casualty earned premiums decreased by $17, primarily because of lower earned premium from captive programs and a decline in new business premium on loss-sensitive business written with larger accounts over the last nine months of 2007 and first three months of 2008.

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
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Specialty Commercial current accident year losses and loss adjustment expenses before catastrophes decreased by $20, due to a decrease in earned premium, partially offset by an increase in the loss and loss adjustment expense ratio before catastrophes and prior accident year development. The loss and loss adjustment expense ratio before catastrophes and prior accident year development increased by 1.5 points, primarily due to a higher loss and loss adjustment expense ratio for directors and officers insurance in professional liability, driven by earned pricing decreases, and a lower mix of property business which has a lower loss and loss adjustment ratio than other businesses within Specialty Commercial.
Current accident year catastrophe losses
Current accident year catastrophe losses increased $38, primarily due to losses from hurricane Ike.
Prior accident year reserve development
Prior accident year reserve development changed from net unfavorable prior accident year reserve development of $84 in 2007 to net favorable prior accident year reserve development of $81 in 2008. Net favorable prior accident year reserve development in 2008 primarily included a $75 release of reserves for directors’ and officers insurance and errors and omissions insurance claims related to accident years 2003 to 2006.
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
Operating expenses
Amortization of deferred policy acquisition costs decreased by $10 due to the decrease in earned premium, partially offset by the effect of an increase in net acquisition costs related to writing a greater mix of higher net commission small commercial and private directors’ and officers’ insurance. Insurance operating costs and expenses increased by $4, primarily due to an increase in IT costs. The expense ratio increased by 0.9 points, primarily due to the increase in insurance operating costs and expenses, the increase in net acquisition costs for directors’ and officers’ insurance and the effect of the decrease in earned premium.

OTHER OPERATIONS

Operating Summary	2009	2008	2007
Written premiums	$4	$7	$5
Change in unearned premium reserve	4	—	—

Earned premiums	—	7	5
Losses and loss adjustment expenses — prior year	242	129	193
Insurance operating costs and expenses	19	23	22

Underwriting results	(261)	(145)	(210)
Net investment income	163	197	248
Net realized capital losses	(28)	(208)	(12)
Other expenses	—	(3)	(1)

Income (loss) before income taxes	(126)	(159)	25
Income tax benefit	(49)	(62)	(5)

Net income (loss)	$(77)	$(97)	$30

The Other Operations segment includes operations that are under a single management structure, Heritage Holdings, which is responsible for two related activities. The first activity is the management of certain property and casualty subsidiaries and operations of the Company that have discontinued writing new business. The second is the management of claims (and the associated reserves) related to asbestos, environmental and other exposures. The Other Operations book of business contains policies written from approximately the 1940s to 2003. The Company’s experience has been that this book of run-off business has, over time, produced significantly higher claims and losses than were contemplated at inception.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Net loss for 2009 decreased by $20 compared to the prior year period, driven primarily by the following:
•	A $180 decrease in net realized capital losses, primarily due to fewer impairments and stabilizing market and credit conditions.
•
A $116 decrease in underwriting results, primarily due to a $113 increase in unfavorable prior year loss development. Reserve development in 2009 included $138 of asbestos reserve strengthening and $75 of environmental reserve strengthening as a result of the Company’s annual asbestos and environmental reserve evaluations, partially offset by a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables. In 2008, reserve development included $50 of asbestos reserve strengthening and $53 of environmental reserve strengthening.

•
A $34 decrease in net investment income, primarily as a result of a decrease in investment yield for fixed maturities and, to a lesser extent, lower income on limited partnerships and other alternative investments.

•	A $13 decrease in income tax benefit due to the pre-tax factors described above.
Year ended December 31, 2008 compared to the year ended December 31, 2007
Other Operations reported a net loss of $97 in 2008 compared to net income of $30 in 2007, driven primarily by the following:
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

•	A $57 increase in income tax benefit, primarily as a result of a change from pre-tax income in 2007 to a pre-tax loss in 2008.

CORPORATE

Operating Summary	2009	2008	2007
Fee income	$13	$17	$16
Net investment income	22	37	30
Net realized capital gains (losses)	(228)	97	(3)

Total revenues	(193)	151	43
Amortization of deferred policy acquisition costs and present value of future profits	—	—	1
Interest expense	476	341	259
Goodwill impairment	32	323	—
Other expenses	53	(14)	(40)

Total expenses	561	650	220
Loss before income taxes	(754)	(499)	(177)
Income tax benefit	(171)	(101)	(61)

Net loss [1]	$(583)	$(398)	$(116)

[1]
The year ended December 31, 2009 includes a net loss from Federal Trust Corporation of $6. See Note 22 of the Notes to Consolidated Financial Statements for further information on the Company’s acquisition of Federal Trust Corporation.

Year ended December 31, 2009 compared to the year ended December 31, 2008

Net realized capital gains (losses)
•     The change was primarily due to approximately $300 in net realized losses related to the settlement of a contingent obligation to Allianz partially offset by realized gains of $70 on the change in fair value of the liability related to warrants issued to Allianz. Additionally, 2008 included realized gains of $110 on the change in fair value of the liability related to warrants issued to Allianz. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion on Allianz.

Interest expense
•     The increase in interest expense was primarily due to the issuance of $1.75 billion 10.0% junior subordinated debentures on October 17, 2008, partially offset by a reduction from debt repayments of $955 in 2008. For further discussion on the Company’s debt see Note 14 of the Notes to Consolidated Financial Statements.

Goodwill impairment
•     The Company’s goodwill impairment test performed during 2009 resulted in a write-down of $32 in Corporate related to the Institutional segment as compared to $323 in 2008 related to the Individual Annuity and International reporting units. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion on Goodwill.

Other expenses
•     The increase in other expenses was a result of $19 in expenses incurred in 2009 from Federal Trust Corporation, a company The Hartford acquired in June of 2009, restructuring costs of $12 and an increase of $17 in the DAC Unlock charge recorded in Corporate. Additionally, 2008 included a benefit of $15 from interest charged by Corporate on the amount of capital held by the Life and Property & Casualty operations in excess of the amount needed to support the capital requirements of the respective operations.

Year ended December 31, 2008 compared to the year ended December 31, 2007

Net realized capital gains (losses)
•     The change was primarily due to a realized gain of approximately $110 on the change in fair value of the liability related to warrants issued to Allianz in 2008. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion on Allianz.

Interest expense
•     The additional interest expense was primarily due to $106 related to total debt issuances in 2008 of $3.25 billion, partially offset by a reduction of $23 from debt repayments of $955 and $300 in 2008 and 2007, respectively. See Note 14 of the Notes to Consolidated Financial Statements for a further discussion on the Company’s debt.

Goodwill impairment
•     The Company’s goodwill impairment test performed during 2008 resulted in a write-down of $323 in Corporate related to the Individual Annuity and International reporting units. See Note 8 of the Notes to Consolidated Financial Statements for a further discussion on Goodwill.

Other expenses
•     The increase in other expenses was a result of a reduction of $62 in the benefit received from interest charged by Corporate on the amount of capital held by the Life and Property & Casualty operations in excess of the amount needed to support the capital requirements of the respective operations, which was offset by an increase of $8 in the DAC Unlock benefit and a benefit of $28 related to modifications to stock option awards and other compensation.

PROPERTY & CASUALTY UNDERWRITING RISK MANAGEMENT STRATEGY
The Hartford’s property and casualty operations have processes to manage risk related to natural disasters, such as hurricanes and earthquakes, and other perils, such as terrorism. The Hartford’s risk management processes include, but are not limited to, disciplined underwriting protocols, exposure controls, sophisticated risk modeling, risk transfer, and capital management strategies.
In managing risk, The Hartford’s management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes risk limits and actively monitors the risk exposures as a percent of Property & Casualty statutory surplus. For natural catastrophe perils, the Company generally limits its estimated loss to natural catastrophes from a single 250-year event prior to reinsurance to less than 30% of statutory surplus of the Property & Casualty operations and its estimated loss to natural catastrophes from a single 250-year event after reinsurance to less than 15% of statutory surplus of the Property & Casualty operations. From time to time, the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below 30% of statutory surplus due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company’s estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is less than 30% of the statutory surplus of the Property & Casualty operations and the Company’s estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the Property & Casualty operations. For terrorism, the Company monitors its exposure in major metropolitan areas to a single-site conventional terrorism attack scenario, and manages its potential estimated loss, including exposures resulting from the Company’s Group Life operations, to less than $1.3 billion. Among the landmark locations specifically monitored by the Company as of December 31, 2009, the largest estimated modeled loss arising from a single event is approximately $1.1 billion. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
Use of Reinsurance
In managing risk, The Hartford utilizes reinsurance to transfer risk to well-established and financially secure reinsurers. Reinsurance is used to manage aggregations of risk as well as to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. All treaty purchases related to the Company’s property and casualty operations are administered by a centralized function to support a consistent strategy and ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect property and workers’ compensation exposures, and individual risk or quota share arrangements, that protect specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is used by the Company to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and other reinsurance programs relating to particular risks or specific lines of business.
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of February 1, 2010:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit	Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2010 to 1/1/2011	Varies by layer, but averages 81% across all layers	Aggregates to $690 across all layers	$250

Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2009 to 6/1/2010	90%	293 [1]	69

Workers’ compensation losses arising from a single catastrophe event	7/1/2009 to 7/1/2010	95%	280	20
[1]
The per occurrence limit on the FHCF treaty is $293 for the 6/1/2009 to 6/1/2010 treaty year based on the Company’s election to purchase additional limits under the “Temporary Increase in Coverage Limit (TICL)” statutory provision in excess of the coverage the Company is required to purchase from the FHCF.

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
In addition to the reinsurance protection provided by The Hartford’s traditional property catastrophe reinsurance program described above, the Company has fully collateralized reinsurance coverages from Foundation Re, Foundation Re II and Foundation Re III for losses sustained from qualifying hurricane and earthquake loss events and other qualifying catastrophe losses. Foundation Re, Foundation Re II and Foundation Re III are Cayman Islands reinsurance companies which financed the provision of the reinsurance through the issuance of catastrophe bonds. Under the terms of the treaties with Foundation Re, Foundation Re II and Foundation Re III, the Company is reimbursed for losses from natural disaster events using a customized industry index contract designed to replicate The Hartford’s own catastrophe losses, with a provision that the actual losses incurred by the Company for covered events, net of reinsurance recoveries, cannot be less than zero.
The following table summarizes the terms of the reinsurance treaties with Foundation Re, Foundation Re II and Foundation Re III that were in place as of February 1, 2010:

			Bond amount issued by
			Foundation Re,
			Foundation Re II or
Covered perils	Treaty term	Covered losses	Foundation Re III
Hurricane loss events affecting the Gulf and Eastern Coast of the United States and loss events arising from California, Pacific Northwest, and New Madrid earthquakes.	2/17/2006 to 2/17/2010	26% of $400 in losses in excess of an index loss trigger equating to approximately $1.3 billion in Hartford losses	$105

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	11/17/2006 to 11/17/2010	45% of $400 in losses in excess of an index loss trigger equating to approximately $1.85 billion in Hartford losses	180

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	1/27/2010 to 1/27/2014	90% of $200 in losses in excess of an index loss trigger equating to approximately $1.2 billion in Hartford losses	180
As of February 1, 2010, there have been no events that are expected to trigger a recovery under any of the reinsurance programs with Foundation Re, Foundation Re II or Foundation III and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaties.

Estimated Catastrophe Exposures
The Company uses third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company’s financial position and results of operations. The following table shows modeled loss estimates before expected reinsurance recoveries and after expected reinsurance recoveries. The loss estimates represent total property losses for hurricane events and property and workers’ compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates, which have a 0.4% likelihood of being exceeded in any single year. The net loss estimates assume that the Company would be able to recover all losses ceded to reinsurers under its reinsurance programs. There are various methodologies used in the industry to estimate the potential property and workers’ compensation losses that would arise from various catastrophe events and companies may use different models and assumptions in their estimates. Therefore, the Company’s estimates of gross and net losses arising from a 250-year hurricane or earthquake event may not be comparable to estimates provided by other companies. Furthermore, the Company’s estimates are subject to significant uncertainty and could vary materially from the actual losses that would arise from these events.
The Company’s modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northwestern, Northeastern, Southeastern and Midwestern regions of the United States with associated magnitudes ranging from 6.1 to 7.9 on the Moment Magnitude scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida, as well as other Southeastern and Northeastern region landfalls.

	Hurricane		Earthquake
		Net of
		Expected		Net of Expected
	Before	Reinsurance	Before	Reinsurance
	Reinsurance	Recoveries	Reinsurance	Recoveries
Estimated 250-year probable maximum loss, before-tax	$1,587	$603	$686	$316

After-tax effect as a percentage of statutory surplus of the Property & Casualty operations as of December 31, 2009		7%		3%
Terrorism
The Company is exposed to losses from terrorist attacks, including losses caused by nuclear, biological, chemical or radiological weapons (“NBCR”) attacks. For terrorism, private sector catastrophe reinsurance capacity is limited and generally unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $100. In addition, TRIPRA revised the TRIA definition of a certified “act of terrorism” by removing the requirement that an act be committed “on behalf of any foreign person or foreign interest.” As a result, domestic acts of terrorism can now be certified as “acts of terrorism” under the program, subject to the other requirements of TRIPRA. Under the program, in any one calendar year, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer’s losses exceed 20% of the company’s eligible direct commercial earned premiums of the prior calendar year, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President’s Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG’s initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long-term development of the terrorism risk market difficult, and that there is likely little potential for future market development for NBCR coverage. A December 2008 study by the U.S. Government Accountability Office (“GAO”) found that property and casualty insurers still generally seek to exclude NBCR coverage from their commercial policies when permitted. However, while nuclear, pollution and contamination exclusions are contained in many property and liability insurance policies, the GAO report concluded that such exclusions may be subject to challenges in court because they were not specifically drafted to address terrorist attacks. Furthermore, workers’ compensation policies generally have no exclusions or limitations. The GAO found that commercial property and casualty policyholders, including companies that own high-value properties in large cities, generally reported that they could not obtain NBCR coverage. Commercial property and casualty insurers generally remain unwilling to offer NBCR coverage because of uncertainties about the risk and the potential for catastrophic losses.

The Texas Windstorm Insurance Association (“TWIA”)
The Texas Windstorm Insurance Association provides hail and windstorm coverage to Texas residents of 14 counties along the Texas Gulf coast who are unable to obtain insurance from other carriers. Insurance carriers who write property insurance in the state of Texas, including The Hartford, are required to be members of TWIA and are obligated to pay assessments in the event that TWIA losses exceed funds on hand, the available funds in the Texas Catastrophe Reserve Trust Fund (“CRTF”) and any available reinsurance. Assessments are allocated to carriers based on their share of premium writings in the state of Texas, as defined.
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
Florida Citizens Assessments
Citizens Property Insurance Corporation in Florida (“Citizens”) provides property insurance to Florida homeowners and businesses that are unable to obtain insurance from other carriers, including for properties deemed to be “high risk”. Citizens maintains a Personal Lines account, a Commercial Lines account and a High Risk account. If Citizens incurs a deficit in any of these accounts, Citizens may impose a “regular assessment” on other insurance carriers in the state to fund the deficits, subject to certain restrictions and subject to approval by the Florida Office of Insurance Regulation. Carriers are then permitted to surcharge policyholders to recover the assessments over the next few years. Citizens may also opt to finance a portion of the deficits through issuing bonds and may impose “emergency assessments” on other insurance carriers to fund the bond repayments. Unlike with regular assessments, however, insurance carriers only serve as a collection agent for emergency assessments and are not required to remit surcharges for emergency assessments to Citizens until they collect surcharges from policyholders. Under U.S. GAAP, the Company is required to accrue for regular assessments in the period the assessments become probable and estimable and the obligating event has occurred. Surcharges to recover the amount of regular assessments may not be recorded as an asset until the related premium is written. Emergency assessments that may be levied by Citizens are not recorded in the income statement.
Reinsurance Recoverables
The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2009 and 2008:

Reinsurance Recoverable	December 31, 2009	December 31, 2008
Paid loss and loss adjustment expenses	$208	$326
Unpaid loss and loss adjustment expenses	3,321	3,492

Gross reinsurance recoverable	3,529	3,818
Less: allowance for uncollectible reinsurance	(335)	(379)

Net reinsurance recoverable	$3,194	$3,439

Reinsurance recoverables represent loss and loss adjustment expenses recoverable from a number of entities, including reinsurers and pools. As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third-party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2009 and 2008, the following table shows the portion of recoverables due from companies rated by A.M. Best.

Distribution of gross reinsurance recoverable	December 31, 2009		December 31, 2008
Gross reinsurance recoverable	$3,529		$3,818
Less: mandatory (assigned risk) pools and structured settlements	(642)		(638)
Gross reinsurance recoverable excluding mandatory pools and structured settlements	$2,887		$3,180

		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$2,091	72.4%	$2,426	76.3%
Other rated by A.M. Best	48	1.7%	52	1.6%

Total rated companies	2,139	74.1%	2,478	77.9%
Voluntary pools	152	5.3%	181	5.7%
Captives	209	7.2%	220	6.9%
Other not rated companies	387	13.4%	301	9.5%

Total	$2,887	100%	$3,180	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2009 and 2008, respectively.

Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. Due largely to investment losses sustained by reinsurers in 2008, the financial strength ratings of some reinsurers have been downgraded and the financial strength ratings of other reinsurers have been put on negative watch. Nevertheless, as indicated in the above table, approximately 98% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2009. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Annually, the Company completes an evaluation of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations segment. As a result of this evaluation, the Company reduced its net reinsurance recoverable by $20 in 2009. See the “Other Operations” section of the MD&A for further discussion. In addition, the Company reviewed its allowance for uncollectible reinsurance for Ongoing Operations in the second quarter of 2009 and reduced its allowance for Ongoing Operations by $20 driven, in part, by a reduction in gross ceded loss recoverables. The allowance for uncollectible reinsurance for Ongoing Operations is recorded within the Specialty Commercial segment.
Monitoring Reinsurer Security
To manage the potential credit risk resulting from the use of reinsurance, management and ERM evaluate the credit standing, financial performance, management and operational quality of each potential reinsurer. Through that process, the Company maintains a list of reinsurers approved for participation on all treaty and facultative reinsurance placements. The Company’s approval designations reflect the differing credit exposure associated with various classes of business. Participation authorizations are categorized along property, short-tail casualty and long-tail casualty lines. In addition to defining participation eligibility, the Company regularly monitors each active reinsurer’s credit risk exposure in the aggregate and limits that exposure based upon independent credit rating levels.

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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 5 of the Notes to Consolidated Financial Statements.
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
The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, certain currency forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2009, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments Section of Note 12 of the Notes to Consolidated Financial Statements.
For the year ended December 31, 2009, the Company has incurred no losses on derivative instruments due to counterparty default.
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
Investments
The following table presents the Company’s fixed maturities by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	December 31, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$7,299	$7,172	10.1%	$9,409	$9,568	14.7%
AAA	11,974	11,188	15.7%	17,844	13,489	20.7%
AA	14,845	13,932	19.6%	14,093	11,646	17.9%
A	19,822	18,664	26.2%	18,742	15,831	24.4%
BBB	17,886	17,071	24.0%	15,749	12,794	19.6%
BB & below	4,189	3,126	4.4%	2,401	1,784	2.7%

Total fixed maturities	$76,015	$71,153	100.0%	$78,238	$65,112	100.0%

The movement within the Company’s investment ratings was primarily attributable to rating agency downgrades across multiple sectors and sales of U.S. Treasuries that were re-deployed to securities with more favorable risk profiles, in particular investment grade corporate securities. The ratings associated with the Company’s commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) and residential mortgage-backed securities (“RMBS”) may be negatively impacted as rating agencies continue to make changes to their methodologies and monitor security performance.

The following table presents the Company’s AFS securities by type.
Available-for-Sale Securities by Type

	December 31, 2009					December 31, 2008
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,087	$15	$(277)	$1,825	2.6%	$2,251	$—	$(589)	$1,662	2.6%
Small business	548	1	(232)	317	0.4%	570	—	(250)	320	0.5%
Other	405	20	(44)	381	0.5%	610	6	(132)	484	0.7%
CDOs
CLOs [1]	2,727	—	(288)	2,439	3.5%	2,865	—	(735)	2,130	3.3%
CREs	1,319	21	(901)	439	0.6%	1,763	2	(1,302)	463	0.7%
Other	8	6	—	14	—	27	—	(8)	19	—
CMBS
Agency backed [2]	62	3	—	65	0.1%	433	16	—	449	0.7%
Bonds	9,600	52	(2,241)	7,411	10.4%	11,144	10	(4,370)	6,784	10.4%
Interest only (“IOs”)	1,074	59	(65)	1,068	1.5%	1,396	17	(333)	1,080	1.7%
Corporate
Basic industry	2,642	112	(56)	2,698	3.8%	2,138	33	(338)	1,833	2.8%
Capital goods	3,085	140	(51)	3,174	4.5%	2,480	32	(322)	2,190	3.3%
Consumer cyclical	1,946	75	(45)	1,976	2.8%	2,335	34	(388)	1,981	3.0%
Consumer non-cyclical	4,737	281	(22)	4,996	7.0%	3,435	60	(252)	3,243	5.0%
Energy	3,070	163	(18)	3,215	4.5%	1,669	24	(146)	1,547	2.4%
Financial services	8,059	118	(917)	7,260	10.1%	8,422	254	(1,543)	7,133	10.9%
Tech./comm.	3,984	205	(75)	4,114	5.8%	3,738	86	(400)	3,424	5.3%
Transportation	698	22	(23)	697	1.0%	508	8	(90)	426	0.7%
Utilities	5,755	230	(85)	5,900	8.3%	4,859	92	(578)	4,373	6.7%
Other [3]	1,342	22	(151)	1,213	1.7%	1,475	—	(444)	1,031	1.6%
Foreign govt./govt. agencies	1,376	52	(20)	1,408	2.0%	2,786	100	(65)	2,821	4.3%
Municipal
Taxable	1,176	4	(205)	975	1.4%	1,115	8	(229)	894	1.4%
Tax-exempt	10,949	314	(173)	11,090	15.6%	10,291	194	(724)	9,761	15.0%
RMBS
Agency	3,383	99	(6)	3,476	4.9%	3,092	88	(15)	3,165	4.9%
Non-agency	143	—	(16)	127	0.2%	213	—	(48)	165	0.2%
Alt-A	218	—	(58)	160	0.2%	305	—	(108)	197	0.3%
Sub-prime	1,768	5	(689)	1,084	1.5%	2,435	8	(862)	1,581	2.4%
U.S. Treasuries	3,854	14	(237)	3,631	5.1%	5,883	112	(39)	5,956	9.2%

Total fixed maturities	76,015	2,033	(6,895)	71,153	100.0%	78,238	1,184	(14,310)	65,112	100.0%
Equity securities
Financial Services	836	7	(164)	679		973	13	(196)	790
Other	497	73	(28)	542		581	190	(103)	668

Total equity securities	1,333	80	(192)	1,221		1,554	203	(299)	1,458

Total AFS securities [4]	$77,348	$2,113	$(7,087)	$72,374		$79,792	$1,387	$(14,609)	$66,570

[1]	As of December 31, 2009, 79% of these senior secured bank loan collateralized loan obligations (“CLOs”) were rated AA and above with an average subordination of 29%.

[2]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[3]
Includes structured investments with an amortized cost and fair value of $533 and $433, respectively, as of December 31, 2009 and $526 and $364, respectively, as of December 31, 2008. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[4]
Gross unrealized gains represent gains of $1,474, $633, and $6 for Life, Property & Casualty, and Corporate, respectively, as of December 31, 2009 and $860, $526, and $1, respectively, as of December 31, 2008. Gross unrealized losses represent losses of $5,592, $1,491, and $4 for Life, Property & Casualty, and Corporate, respectively, as of December 31, 2009 and $10,766, $3,835, and $8, respectively, as of December 31, 2008.

The Company reallocated its AFS investment portfolio to securities with more favorable risk profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. Additionally, the Company reduced its allocation to U.S. Treasuries in order to manage liquidity. The Company’s AFS net unrealized loss position decreased primarily as a result of improved security valuations due to credit spread tightening, partially offset by rising interest rates and a $1.4 billion before-tax cumulative effect of accounting change related to impairments. For further discussion on the accounting change, see Note 1 of the Notes to Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.

Financial Services
Several positive developments occurred in the financial services sectors during the second half of 2009. Earnings for large domestic banks surpassed expectations and losses for banks that underwent the Supervisory Capital Assessment Program (“SCAP”), or stress test, were less than the Federal Reserve’s projections. Unrealized losses on banks’ investment portfolios decreased as credit spreads tightened and the pace of deterioration of the credit quality of certain assets slowed. Banks and insurance firms were also able to access re-opened debt capital markets, reducing their dependence on government guarantee programs and enhancing their liquidity positions. In addition, certain financial institutions were able to improve their junior capital ratios through common equity capital raises, exchanges and tenders. Despite these positive developments, financial services companies continue to face a difficult macroeconomic environment and regulatory uncertainty which could affect future earnings.
The Company has exposure to the financial services sector predominantly through banking and insurance firms. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred.

	December 31, 2009			December 31, 2008
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$299	$290	3.7%	$728	$628	7.9%
AA	1,913	1,867	23.5%	2,067	1,780	22.5%
A	4,510	3,987	50.2%	5,479	4,606	58.1%
BBB	1,664	1,379	17.4%	1,015	816	10.3%
BB & below	509	416	5.2%	106	93	1.2%

Total [1]	$8,895	$7,939	100.0%	$9,395	$7,923	100.0%

[1]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Sub-Prime Residential Mortgage Loans
The following table presents the Company’s exposure to RMBS supported by sub-prime mortgage loans by current credit quality and vintage year included in the AFS Securities by Type table above. These securities have been affected by deterioration in collateral performance caused by declining home prices and continued macroeconomic pressures including higher unemployment levels. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage, excluding wrapped securities, of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. The ratings associated with the Company’s RMBS may be negatively impacted as rating agencies make changes to their methodologies and continue to monitor security performance.
Sub-Prime Residential Mortgage Loans [1] [2] [3] [4] [5]

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$40	$31	$76	$58	$70	$48	$18	$12	$67	$41	$271	$190
2004	82	68	286	210	61	38	7	4	6	2	442	322
2005	67	42	270	196	148	90	86	26	153	40	724	394
2006	8	7	11	8	21	16	27	10	155	79	222	120
2007	—	—	—	—	—	—	—	—	109	58	109	58

Total	$197	$148	$643	$472	$300	$192	$138	$52	$490	$220	$1,768	$1,084

Credit protection		48.2%		53.3%		40.6%		35.8%		25.4%		41.6%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$49	$41	$162	$136	$60	$43	$32	$26	$34	$20	$337	$266
2004	112	81	349	277	8	7	10	7	—	—	479	372
2005	90	71	543	367	154	77	24	16	23	18	834	549
2006	77	69	126	56	18	9	120	50	143	54	484	238
2007	42	27	40	10	38	18	47	26	134	75	301	156

Total	$370	$289	$1,220	$846	$278	$154	$233	$125	$334	$167	$2,435	$1,581

Credit protection		40.5%		47.6%		31.4%		21.9%		19.9%		41.0%

[1]	The vintage year represents the year the underlying loans in the pool were originated.

[2]
Includes second lien residential mortgages with an amortized cost and fair value of $42 and $34, respectively, as of December 31, 2009 and $173 and $82, respectively, as of December 31, 2008, which are composed primarily of loans to prime and Alt-A borrowers.

[3]	As of December 31, 2009, the weighted average life of the sub-prime residential mortgage portfolio was 4.1 years.

[4]	Approximately 93% of the portfolio is backed by adjustable rate mortgages.

[5]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Commercial Mortgage Loans
The Company observed significant pressure on commercial real estate market fundamentals throughout 2009 including increased vacancies, rising delinquencies and declining property values and expects continued pressure in the upcoming year. The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. A comparison of fair value to amortized cost is not indicative of the pricing of individual securities as impairments have occurred. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. This credit protection does not include any equity interest or property value in excess of outstanding debt. The ratings associated with the Company’s CMBS and CRE CDOs may be negatively impacted as rating agencies continue to make changes to their methodologies and monitor security performance.
CMBS — Bonds [1] [2]

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,732	$1,716	$297	$230	$150	$113	$20	$17	$11	$7	$2,210	$2,083
2004	639	626	82	52	52	34	15	7	—	—	788	719
2005	1,011	930	356	230	228	123	100	64	89	54	1,784	1,401
2006	1,945	1,636	430	275	536	247	323	132	231	83	3,465	2,373
2007	498	408	139	101	169	68	346	160	201	98	1,353	835

Total	$5,825	$5,316	$1,304	$888	$1,135	$585	$804	$380	$532	$242	$9,600	$7,411

Credit protection		26.5%		21.2%		13.1%		11.6%		8.7%		22.0%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$2,057	$1,869	$455	$299	$175	$102	$36	$27	$37	$25	$2,760	$2,322
2004	667	576	85	35	65	22	23	10	—	—	840	643
2005	1,142	847	475	152	325	127	55	27	—	—	1,997	1,153
2006	2,562	1,498	385	110	469	168	385	140	40	12	3,841	1,928
2007	981	504	438	128	148	45	134	60	5	1	1,706	738

Total	$7,409	$5,294	$1,838	$724	$1,182	$464	$633	$264	$82	$38	$11,144	$6,784

Credit protection		24.4%		16.4%		12.2%		5.3%		4.4%		20.6%

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.

CRE CDOs [1] [2] [3] [4]

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$60	$41	$30	$15	$69	$26	$165	$44	$95	$14	$419	$140
2004	19	11	70	22	37	11	27	4	23	4	176	52
2005	17	8	72	12	35	14	49	8	26	6	199	48
2006	23	13	108	33	82	28	69	22	23	12	305	108
2007	62	33	12	3	20	5	26	9	15	10	135	60
2008	22	12	—	—	5	1	15	4	13	3	55	20
2009	15	8	—	—	2	—	4	1	9	2	30	11

Total	$218	$126	$292	$85	$250	$85	$355	$92	$204	$51	$1,319	$439

Credit protection		40.0%		10.5%		25.5%		34.9%		31.6%		28.1%

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$180	$59	$96	$29	$79	$17	$64	$7	$31	$7	$450	$119
2004	129	38	17	6	31	9	11	2	14	3	202	58
2005	94	37	62	15	65	12	10	2	1	—	232	66
2006	242	76	91	25	81	20	15	2	—	—	429	123
2007	139	45	106	19	101	11	12	1	—	—	358	76
2008	43	13	22	5	24	3	3	—	—	—	92	21

Total	$827	$268	$394	$99	$381	$72	$115	$14	$46	$10	$1,763	$463

Credit protection		29.7%		21.3%		18.2%		19.4%		57.0%		25.4%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CDO fair value is allocated by the proportion of collateral within each vintage year.

[2]	As of December 31, 2009, approximately 42% of the underlying CRE CDOs collateral are seasoned, below investment grade securities.

[3]
For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in the 2008 and 2009 vintage years represents reinvestment under these CRE CDOs.

[4]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
CMBS — IOs [1] [2]

	December 31, 2009										December 31, 2008
	AAA		A		BBB		BB and Below		Total		AAA
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$331	$352	$—	$—	$—	$—	$—	$—	$331	$352	$440	$423
2004	207	217	—	—	—	—	—	—	207	217	268	199
2005	284	275	—	—	1	2	—	—	285	277	354	245
2006	137	120	3	1	—	—	1	2	141	123	165	104
2007	110	99	—	—	—	—	—	—	110	99	169	109

Total	$1,069	$1,063	$3	$1	$1	$2	$1	$2	$1,074	$1,068	$1,396	$1,080

[1]	The vintage year represents the year the pool of loans was originated.

[2]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2009, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings. The recent deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosures, has negatively impacted property values and sources of refinancing and should these trends continue, additional increases in our valuation allowance for mortgage loans may result.

Commercial Mortgage Loans

	December 31, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Whole loans	$3,319	$(40)	$3,279	$3,557	$(2)	$3,555
A-Note participations	391	—	391	460	(13)	447
B-Note participations	701	(176)	525	724	—	724
Mezzanine loans	1,081	(142)	939	1,108	—	1,108

Total [2]	$5,492	$(358)	$5,134	$5,849	$(15)	$5,834

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural and residential mortgage loans. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Consolidated Financial Statements.
Included in the table above are valuation allowances on mortgage loans held for sale associated with B-note participations and mezzanine loans of $51 and $43, respectively, which had a carrying value of $47 and $96, respectively, as of December 31, 2009.
At origination, the weighted average loan-to-value (“LTV”) rate of the Company’s commercial mortgage loan portfolio was approximately 63%. As of December 31, 2009, the current weighted average LTV rate was approximately 83%. LTV rates compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
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

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto [1]	$136	$137	$47	$47	$96	$96	$105	$103	$22	$17	$406	$400
Credit card	703	714	—	—	26	24	197	186	—	—	926	924
Student loan [2]	292	186	326	249	137	66	—	—	—	—	755	501

Total [3]	$1,131	$1,037	$373	$296	$259	$186	$302	$289	$22	$17	$2,087	$1,825

December 31, 2008
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Auto	$135	$109	$29	$27	$142	$103	$209	$162	$30	$20	$545	$421
Credit card	419	367	6	3	108	97	351	248	58	39	942	754
Student loan	294	159	332	244	138	84	—	—	—	—	764	487

Total	$848	$635	$367	$274	$388	$284	$560	$410	$88	$59	$2,251	$1,662

[1]	As of December 31, 2009, approximately 8% of the auto consumer loan-backed securities were issued by lenders whose primary business is to sub-prime borrowers.

[2]	As of December 31, 2009, approximately half of the student loan-backed exposure is guaranteed by the Federal Family Education Loan Program, with the remainder comprised of loans to prime borrowers.

[3]	The credit qualities above include downgrades that have shifted the portfolio from higher rated assets to lower rated assets since December 31, 2008.
Municipal Bonds
The Company has investments in securities backed by states, municipalities and political subdivisions issuers (“municipal”) with an amortized cost and fair value of $12.1 billion as of December 31, 2009 and $11.4 billion and $10.7 billion, respectively, as of December 31, 2008. The Company’s municipal bond portfolio is diversified across the United States and primarily consists of general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. As of December 31, 2009, the largest concentrations were in California, Georgia and Illinois which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. Certain of the Company’s municipal bonds were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Excluding the benefit of this insurance, the average credit rating was AA- and AA, respectively, as of December 31, 2009 and 2008.

Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade quality, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Hedge funds	$596	33.3%	$834	36.3%
Mortgage and real estate funds	302	16.9%	551	24.0%
Mezzanine debt funds	133	7.4%	156	6.8%
Private equity and other funds	759	42.4%	754	32.9%

Total	$1,790	100.0%	$2,295	100.0%

Limited partnerships and other alternative investments decreased primarily due to hedge fund redemptions and negative re-valuations of the underlying investments associated primarily with the real estate markets.
Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2009 and 2008 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as CMBS and sub-prime RMBS market spreads return to more normalized levels.
Most of the securities depressed over 20% for nine months or more are supported by real estate related assets, specifically investment grade CMBS bonds, sub-prime RMBS and CRE CDOs, and have a weighted average current rating of A. Current market spreads continue to be significantly wider for securities supported by real estate related assets, as compared to spreads at the security’s respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment evaluation process. The Company’s best estimate of future cash flows utilized in its impairment process involves both macroeconomic and security specific assumptions that may differ based on asset class, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates, property value declines and the impact of obligor re-financing. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security.
For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 5 of the Notes to Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	1,237	$11,197	$10,838	$(359)	1,718	$16,425	$14,992	$(1,433)
Greater than three to six months	105	317	289	(28)	972	6,533	5,247	(1,286)
Greater than six to nine months	311	2,940	2,429	(511)	764	7,053	5,873	(1,180)
Greater than nine to twelve months	134	2,054	1,674	(380)	741	6,459	4,957	(1,502)
Greater than twelve months	2,020	22,445	16,636	(5,809)	2,417	25,279	16,071	(9,208)

Total	3,807	$38,953	$31,866	$(7,087)	6,612	$61,749	$47,140	$(14,609)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time.

	December 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	161	$951	$672	$(279)	1,789	$21,512	$13,483	$(8,029)
Greater than three to six months	51	55	38	(17)	225	2,139	800	(1,339)
Greater than six to nine months	159	2,046	1,397	(649)	112	1,448	618	(830)
Greater than nine to twelve months	86	1,398	913	(485)	169	1,989	610	(1,379)
Greater than twelve months	715	8,146	4,228	(3,918)	33	377	71	(306)

Total	1,172	$12,596	$7,248	$(5,348)	2,328	$27,465	$15,582	$(11,883)

The following tables present the Company’s unrealized loss aging for AFS securities (included in the tables above) continuously depressed over 50% by length of time.

	December 31, 2009				December 31, 2008
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	62	$169	$61	$(108)	650	$8,350	$2,923	$(5,427)
Greater than three to six months	28	5	2	(3)	38	352	56	(296)
Greater than six to nine months	54	190	74	(116)	28	267	44	(223)
Greater than nine to twelve months	58	592	210	(382)	3	15	3	(12)
Greater than twelve months	220	2,553	735	(1,818)	—	—	—	—

Total	422	$3,509	$1,082	$(2,427)	719	$8,984	$3,026	$(5,958)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	For the years ended December 31,
	2009	2008	2007
ABS	$54	$27	$19
CDOs
CREs	483	398	—
Other	28	—	—
CMBS
Bonds	257	141	18
IOs	25	61	—
Corporate
Financial services	137	1,342	67
Other	61	510	98
Equity securities
Financial services	92	1,142	36
Other	53	19	20
Foreign govt./govt. agencies	—	31	13
Municipal	18	21	—
RMBS
Non-agency	4	13	—
Alt-A	62	24	—
Sub-prime	232	235	212
U.S. Treasuries	2	—	—

Total	$1,508	$3,964	$483

Year ended December 31, 2009
Impairments recognized in earnings were comprised of credit impairments of $1,216, impairments on debt securities for which the Company intended to sell of $156 and impairments on equity securities of $136.
Credit impairments were primarily concentrated on structured securities, mainly CRE CDOs, below-prime RMBS and CMBS bonds. These securities were impaired primarily due to increased severity in macroeconomic assumptions and continued deterioration of the underlying collateral. The Company determined these impairments utilizing both a top down modeling approach and, for certain real estate-backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors including, but not limited to:
•	Commercial property value declines that averaged 40% to 45% from the valuation peak but differed by property type and location.
•	Average cumulative CMBS collateral loss rates that varied by vintage year but reached approximately 12% for the 2007 vintage year.
•	Residential property value declines that averaged 40% to 45% from the valuation peak but differed by location.
•	Average cumulative RMBS collateral loss rates that varied by vintage year but reached approximately 50% for the 2007 vintage year.
In addition to the top down modeling approach, the Company reviewed the underlying collateral of certain of its real estate-backed securities to estimate potential future losses. This review included loan by loan underwriting utilizing assumptions about expected future collateral cash flows discounted at the security’s book yield prior to impairment. The expected future cash flows included projected rental rates and occupancy levels that varied based on property type and sub-market. Impairments are recorded to the lower discounted value between the top down modeling approach and loan by loan collateral review.
Impairments on securities for which the Company had the intent to sell were primarily on corporate financial services securities where the Company had an active plan to dispose of the securities. Impairments on equity securities were primarily on below investment grade hybrid securities that had been depressed 20% for six continuous months.
In addition to the credit impairments recognized in earnings, the Company recognized $683 of non-credit impairments in other comprehensive income, predominately concentrated in RMBS and CRE CDOs. These non-credit impairments represent the difference between the fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current credit spreads. The non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.
Year ended December 31, 2008
Impairments were primarily concentrated on subordinated fixed maturities and preferred equities within the financial services sector, as well as in sub-prime RMBS and CRE CDOs. The remaining impairments were primarily recorded on securities in various sectors that experienced significant credit spread widening and for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.
Year ended December 31, 2007
Impairments were primarily concentrated on structured securities backed by sub-prime RMBS and corporate securities primarily within the financial services and home builders sectors. The remaining impairments were primarily recorded on securities in various sectors that had declined in value for which the Company was uncertain of its intent to retain the investments for a period of time sufficient to allow for recovery.

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting Life and Property & Casualty operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information, see Note 5 of the Notes to Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For further information on the Company’s use of derivatives, see Note 5 of the Notes to Consolidated Financial Statements.
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation of the liabilities and the supporting investments, including derivative instruments under various market scenarios. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration. Duration is the weighted average term-to-maturity of a security’s cash flows and is used to approximate the percentage change in the price of a security for a given change in market interest rates. For example, a duration of 5 means the price of the security will change by approximately 5% for a 1% change in interest rates. Convexity is used to approximate how the duration of a security changes as interest rates change. As duration in convexity calculations assume parallel yield curve shifts, key rate duration analysis considers price sensitivity to changes in various interest rate terms-to-maturity. Key rate duration analysis enables the Company to estimate the price change of a security assuming non-parallel interest rate movements.
To calculate duration, convexity, and key rate duration, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in rates. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. Yield to worst is the lowest possible yield when all potential call dates prior to maturity are considered. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. Mortgage-backed and asset-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed by incorporating collateral surveillance and anticipated future market dynamics. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see Pension and Other Postretirement Benefit Obligations within the Critical Accounting Estimates section of the MD&A and Note 17 of the Notes to Consolidated Financial Statements.
In addition, management evaluates performance of certain Life products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Retail, Individual Life, Retirement Plans, and Institutional sections of the MD&A.

As interest rates decline, certain mortgage-backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Life products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
The Company believes that an increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate Life investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Life products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Life businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Life’s fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $71.2 billion and $65.1 billion at December 31, 2009 and 2008, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 4.9 and 4.8 years as of December 31, 2009 and 2008, respectively.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of Life’s variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of these products is short to intermediate.
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
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies its asset/liability duration matching policy. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. Interest rate caps, floors, swaptions, and futures are primarily used to manage portfolio duration.
At December 31, 2009 and 2008, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $21.3 billion and $19.3 billion, respectively ($19.7 billion and $17.4 billion, respectively, related to investments and $1.6 billion and $1.9 billion, respectively, related to life liabilities). The fair value of these derivatives was $18 and $457 as of December 31, 2009 and 2008, respectively.

Calculated Interest Rate Sensitivity
The after-tax change in the net economic value of investment contracts (e.g., guaranteed investment contracts) and certain insurance product liabilities (e.g., short-term and long-term disability contracts), for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s Life operations, are included in the following table along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2009		2008
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$(30)	$(9)	$(173)	$114

The fixed liabilities included above represented approximately 63% of the Company’s Life operations’ general account liabilities as of December 31, 2009 and 2008. The assets supporting the fixed liabilities are monitored and managed within rigorous duration guidelines, and are evaluated on a monthly basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
The following table provides an analysis showing the estimated after-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2009 and 2008. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2009		2008
Basis point shift	- 100	+ 100	- 100	+ 100

Amount	$2,326	$(2,230)	$2,015	$(1,944)

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
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by senior management.
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. For further information on derivative counterparty credit risk, see the Investment Credit Risk section of the MD&A.
In addition to counterparty credit risk, the Company enters into credit derivative instruments to manage credit exposure. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company has also entered into credit default swaps that assume credit risk to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. Credit spread widening will generally result in an increase in fair value of derivatives that purchase credit protection and a decrease in fair value of derivatives that assume credit risk. These derivatives do not receive hedge accounting treatment and, as such, changes in fair value are reported through earnings. As of December 31, 2009 and 2008, the notional amount related to credit derivatives that purchase credit protection was $2.6 billion and $3.7 billion, respectively, while the fair value was $(50) and $340, respectively. As of December 31, 2009 and 2008, the notional amount related to credit derivatives that assume credit risk was $1.2 billion, while the fair value was $(240) and $(403), respectively. For further information on credit derivatives, see the Investment Credit Risk section of the MD&A and Note 5 of the Notes to Consolidated Financial Statements.

The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread widening will reduce the fair value of the investment portfolio and will increase net investment income on new purchases. If issuer credit spreads increase significantly or for an extended period of time, it may result in higher impairment losses. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio. For further discussion of sectors most significantly impacted, see the Investment Credit Risk section of the MD&A. Also, for a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources & Liquidity section of the MD&A.
Equity Risk
The Company does not have significant equity risk exposure from invested assets. The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Life’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. During 2009, Life’s fee income declined $555 or 11%. In addition, Life offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline.
The Company is also subject to equity risk based upon the assets that support its pension plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options. For further discussion of equity risk associated with the pension plans, see Pension and Other Postretirement Benefit Obligations within the Critical Accounting Estimates section of the MD&A and Note 17 of the Notes to Consolidated Financial Statements.
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Japanese Life and U.K. Life operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese and U.K. variable annuities, and a yen denominated individual fixed annuity product. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2009 and 2008, were approximately $1.2 billion and $3.8 billion, respectively.
In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows associated with certain foreign denominated fixed maturities. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2009 and 2008, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional amount of $480 and $1.6 billion, respectively, and total fair value of $(26) and $39, respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2009 and 2008, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $62 and $205, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
Liabilities
The Company’s Life operations issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2009 and 2008, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $814 and $820, respectively, and a total fair value of $(2) and $(76), respectively.
The Company enters into foreign currency forward and option contracts that convert euros to yen in order to economically hedge the foreign currency risk associated with certain Japanese variable annuity products. As of December 31, 2009 and 2008, the derivatives used to hedge foreign currency risk associated with Japanese variable annuity products had a total notional amount of $257 and $259, respectively, and a total fair value of ($8) and $35, respectively.

The yen based fixed annuity product is written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2009 and 2008, the notional value of the currency swaps was $2.3 billion and the fair value was $316 and $383, respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net gain of $47 and $64 for the years ended December 31, 2009 and 2008, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Life’s Equity Product Risk
The Company’s Life operations are significantly influenced by the U.S., Japanese, and other global equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuity contracts, mutual funds, and variable life insurance.
Generally, declines in equity markets will:
•	reduce the value of assets under management and the amount of fee income generated from those assets;
•
reduce the value of equity securities, trading, for international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those variable annuities;

•	increase the liability for GMWB benefits resulting in realized capital losses;
•	increase the value of derivative assets used to dynamically hedge product guarantees resulting in realized capital gains;
•	increase costs under the Company’s hedging program;
•	increase the Company’s net amount at risk for GMDB and GMIB benefits;
•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;
•	increase the amount of required statutory capital necessary to maintain targeted risk based capital ratios;
•	turn customer sentiment toward equity-linked products negative, causing a decline in sales; and
•
decrease the Company’s estimated future gross profits. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within the Critical Accounting Estimates section of MD&A for further information.

Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a portion of Japan’s variable annuities, include a GMWB rider. In the second quarter of 2009, the Company suspended all new sales in the U.K. and Japan. The Company’s new variable annuity product, launched in the U.S. in October 2009 does not offer a GMWB. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of December 31, 2009 and December 31, 2008, 48% and 88%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S., U.K. and Japan GMWB contracts that were ‘in the money’, the Company’s exposure to the GRB, after reinsurance, as of December 31, 2009 and 2008, was $2.7 billion and $7.7 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified level through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $2.7 billion. For additional information on the Company’s GMWB liability, see Note 4a of the Notes to Consolidated Financial Statements.

GMDB and GMIB
The majority of the Company’s U.S. variable annuity contracts include a GMDB rider. Declines in the equity markets will generally increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of December 31, 2009 is $18.4 billion. However, the Company will incur these payments in the future only if the policyholder has an ‘in the money’ GMDB at their death. The Company currently reinsures 53% of these death benefit guarantees. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance) is $8.5 billion, as of December 31, 2009.
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered certain variable annuity products in Japan with both a GMDB and a GMIB. For the in-force block of Japan business, declines in equity markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies, will increase the Company’s liability for GMDB and GMIB riders. This increase may be significant in extreme market scenarios. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB and GMIB offered in Japan as of December 31, 2009 is $6.3 billion. However, the Company will incur these payments in the future only if the contract holder has an ‘in the money’ GMDB and GMIB at their death or if their account value is insufficient to fund the benefit. The Company currently reinsures 17% of the GMDB to a third party reinsurer. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e. after reinsurance) is $5.2 billion. In addition, as of December 31, 2009, 59% of the account value and 52% of retained net amount at risk is reinsured to a Hartford affiliate. For additional information on the Company’s GMDB and GMIB liability, see Note 9 of the Notes to Consolidated Financial Statements.
Life’s Equity Product Risk Management
The Company has made considerable investment in analyzing market risk exposures arising from: GMDB, GMWB, and GMIB; equity market and interest rate risks; and foreign currency exchange rates. The Company evaluates these risks both individually and, in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in its products through product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. The Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees may cause a decline in market share.
Reinsurance
The Company uses reinsurance for a portion of contracts issued with GMWB riders prior to the third quarter of 2003. The Company also reinsures GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued in the U.S. and a portion of the GMDB issued in Japan.
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
The Company holds customized derivative contracts to provide protection from certain capital market risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivative contracts are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for actual policyholder behavior that is different from assumptions within the customized derivatives.
The Company’s dynamic hedging program uses derivative instruments to manage the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, declines in interest rates and foreign currency exchange risk. The Company uses hedging instruments including interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to, policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, and the relative emphasis placed on various risk management objectives.
The Company’s macro hedging program uses derivative instruments to partially hedge the statutory tail scenario risk arising from U.S. and Japan GMWB, GMDB, and GMIB statutory liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). The macro hedge program will result in additional cost and U.S. GAAP earnings volatility in times of market increases as changes in the value of the macro hedge derivatives which hedge statutory liabilities may not be closely aligned to changes in U.S. GAAP liabilities.
For additional information on hedging derivatives, see Note 5 of the Notes to Consolidated Financial Statements.

The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy, as of December 31, 2009:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value
Entire GMWB risk reinsured with a third party	Life of the product	$11,299	25%
Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	10,838	24%
Dynamic hedging of capital markets risk using various derivative instruments [1]	Weighted average of 4 years [2]	23,369	51%

		$45,506	100%

[1]
During 2009, the Company continued to maintain a reduced level of dynamic hedge protection on U.S GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus including the macro hedging program.

[2]	The weighted average of 4 years reflects varying durations by hedging strategy and the impact of non parallel shifts will increase GAAP volatility.
Based on the construction of the Company’s derivative hedging program (both dynamic and macro hedge) as of December 31, 2009, which can change based on capital market conditions, notional amounts and other factors, an independent change in the following capital market factors is likely to have the following impacts. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Additionally, duration varies by hedging strategy and the impact of non parallel shifts will increase U.S. GAAP volatility. Each of the sensitivities set forth below is estimated individually, without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and add them together in an attempt to estimate the volatility in our variable annuity hedging program. In addition, there are other factors, including policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Net Impact on
Hedging Program
Pre-Tax/DAC
Capital Market Factor	Gain (Loss)
Equity markets increase 1% [1]	$(12)
Equity markets decrease 1% [1]	12
Volatility increases 1% [2]	(30)
Volatility decreases 1% [2]	30
Interest rates increase 1 basis point [3]	2
Interest rates decrease 1 basis point [3]	(2)

[1]	Represents the aggregate net impact of a 1% increase or decrease in each of the S&P 500, NASDAQ and EAFE indices.

[2]	Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations of each of the S&P 500, NASDAQ and EAFE indices.

[3]	Represents the aggregate net impact of a 1 basis point parallel shift on the LIBOR yield curve.
During the quarter ended December 31, 2009, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax gain of $311 primarily driven by model assumption changes of $260, increases in interest rate of approximately 50 basis points, decreases in volatility of approximately 1%, and the relative outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by increases in U.S. equity markets of approximately 5%. During the year ended December 31, 2009, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax gain of $732 primarily driven by model assumption changes of $566, increases in interest rates of approximately 100 basis points, decreases in volatility of approximately 5%, the relative outperformance of the underlying actively managed funds as compared to their respective indices, and the impact of the Company’s credit spread, partially offset by increases in U.S. equity markets of approximately 25%. See Note 4a of the Notes to Consolidated Financial Statements for description and impact of the Company’s credit spread and liability model assumption changes.
Equity Risk Impact on Statutory Capital and Risk Based Capital
See Statutory Surplus within the Capital Resources and Liquidity section of the MD&A for information on the equity risk impact on statutory results.

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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments, and cash of $2.2 billion at December 31, 2009, dividends from the Life and Property & Casualty insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $450, maturity of senior notes of $275, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $80, and preferred stock dividends of approximately $170.
Debt
HFSG Holding Company’s debt maturities over the next twelve months include $275 aggregate principal amount of its 7.9% senior notes that mature in June 2010. In addition, HLI has a capital lease obligation of $73, which was paid in January 2010. For additional information regarding debt, see Notes 12 and 14 in the Notes to Consolidated Financial Statements.
Dividends
On February 18, 2010, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on April 1, 2010 to common shareholders of record as of March 1, 2010.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company made contributions to its pension plans of $201, $2, and $158 in 2009, 2008 and 2007, respectively, and contributions to its other postretirement plans of $46 in 2007. No contributions were made to the other postretirement plans in 2009 and 2008. The Company’s 2009 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2010, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2010 and the funding requirements for all of the pension plans is expected to be immaterial.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2010 without prior approval from the applicable insurance commissioner. Statutory dividends from the Company’s life insurance subsidiaries in 2010 require prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2010. In 2009, HFSG Holding Company and HLI received $700 in dividends from the life insurance subsidiaries representing the movement of a life subsidiary to HFSG Holding Company, and HFSG Holding Company received $251 in dividends from its property-casualty insurance subsidiaries.
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

Capital Purchase Program
On June 26, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Private Placement Purchase Agreement with Treasury pursuant to which the Company issued and sold to the Treasury 3,400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share (the “Series E Preferred Stock”), and a ten-year warrant to purchase up to 52,093,973 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $9.79 per share, for an aggregate purchase price of $3.4 billion. To satisfy a key eligibility requirement for participation in the CPP, The Hartford acquired Federal Trust Corporation and has agreed with OTS to serve as a source of strength to its wholly-owned subsidiary Federal Trust Bank (“FTB”), which included the contribution of $195 of CPP funds to FTB in the second and third quarter of 2009 and could require further contributions of capital to FTB in the future. In addition, The Hartford has contributed $1.7 billion of the CPP funds to its indirect wholly-owned subsidiary Hartford Life Insurance Company and used $500 to purchase a surplus note from a wholly-owned captive insurance company. The remaining $1.0 billion is held at the HFSG Holding Company in a segregated account.
Cumulative dividends on the Series E Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series E Preferred Stock has no maturity date and ranks senior to the Company’s common stock. The Series E Preferred Stock is non-voting. Payments on the cumulative dividends are approximately $170 over the next twelve months. The cumulative dividends on preferred stock and related accretion of discount on preferred stock will reduce net income available to common shareholders. Pursuant to the Private Placement Purchase Agreement the Company has certain restrictions on dividends for its common stock, for further information on common stock dividend restrictions see Note 15 in the Notes to Consolidated Financial Statements.
Discretionary Equity Issuance Program
On August 6, 2009, the Company completed its discretionary equity issuance program. The Hartford issued 56.1 million shares of common stock and received net proceeds of $887 under this program.
Additionally, this program triggered an anti-dilution provision in The Hartford’s investment agreement with Allianz, which resulted in the adjustment to the warrant exercise price to $25.25 from $25.32 and to the number of shares that may be purchased to 69,314,987 from 69,115,324.
Shelf Registrations
On April 11, 2007, The Hartford filed with the SEC an automatic shelf registration statement (Registration No. 333-142044) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: (i) debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, stock purchase units and junior subordinated deferrable interest debentures of the Company, and (ii) preferred securities of any of one or more capital trusts organized by The Hartford (“The Hartford Trusts”). The Company may enter into guarantees with respect to the preferred securities of any of The Hartford Trusts. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the shelf.
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500.

Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2009	2008	2009	2008
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$374
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	1,900	—	—

Total Commercial Paper and Revolving Credit Facility			$3,900	$3,900	$—	$374

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2009, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At December 31, 2009, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $22.9 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At December 31, 2009, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 15.3%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2009, the Company was in compliance with all such covenants.
The Hartford’s Life Japan operations also maintain a line of credit in the amount of $54, or ¥5 billion, which expires January 4, 2011 in support of the subsidiary operations.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2009, is $655. Of this $655, the insurance operating entities have posted collateral of $591 in the normal course of business. Based on derivative market values as of December 31, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $50 to be posted as collateral. Based on derivative market values as of December 31, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $70 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of December 31, 2009
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1	$4,700	$211
Both BBB+ and Baa1 [1] [2]	$14,057	$381

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.

[2]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.4 billion and a fair value of $137, for which the Company has a contractual right to make a collateral payment in the amount of approximately $61 to prevent its termination.

Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A.
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
The following table summarizes Property & Casualty’s fixed maturities, short-term investments, and cash, as of December 31, 2009:

Fixed maturities [1]	$23,911
Short-term investments	1,283
Cash	240
Less: Derivative collateral	(103)

Total	$25,331

[1]	Includes $829 of U.S. Treasuries.
Liquidity requirements that are unable to be funded by Property & Casualty’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life
Life’s total general account contractholder obligations are supported by Life’s total general account invested assets and cash of $65.0 billion, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes Life’s fixed maturities, short-term investments, and cash, as of December 31, 2009:

Fixed maturities [1]	$46,912
Short-term investments	7,079
Cash	1,898
Less: Derivative collateral	(1,591)
Cash associated with Japan variable annuities	(634)

Total	$53,664

[1]	Includes $2.6 billion of U.S. Treasuries.

Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; Individual Annuity and Individual Life obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and Institutional will be generally funded by Hartford Life Insurance Company; and obligations of International will be generally funded by the legal entity in the country in which the obligation was generated.

As of
December 31,
2009
Contractholder Obligations
Total Life contractholder obligations	$247,658
Less: Separate account assets [1]	(150,394)
International statutory separate accounts [1]	(32,296)

General account contractholder obligations	$64,968

Composition of General Account Contractholder Obligations

Contracts without a surrender provision and/or fixed payout dates [2]	$31,759
Retail fixed MVA annuities [3]	11,029
International fixed MVA annuities	2,565
Guaranteed investment contracts (“GIC”) [4]	1,362
Other [5]	18,253

General account contractholder obligations	$64,968

[1]
In the event customers elect to surrender separate account assets or international statutory separate accounts, Life will use the proceeds from the sale of the assets to fund the surrender, and Life’s liquidity position will not be impacted. In many instances Life will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease Life’s obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life’s liquidity requirements.

[3]
Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, Life is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life is required to contribute additional capital to the statutory separate account. Life will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life.

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

Consolidated Liquidity Position
The following table summarizes the liquidity available to The Hartford:

As of
December 31,
Liquidity available to The Hartford	2009
Short-term investments	$10,357
U.S. Treasuries	3,631
Cash	2,142
Less: Derivative collateral	(1,694)
Cash associated with Japan variable annuities	(634)

Total liquidity available	$13,802

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:
•
The Company has unfunded commitments to purchase investments in limited partnerships, private placements and mortgage loans of about $1.2 billion as disclosed in Note 12 of the Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2009:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Property and casualty obligations [1]	$22,162	$5,649	$4,796	$3,055	$8,662
Life, annuity and disability obligations [2]	398,035	27,387	55,721	51,925	263,002
Operating lease obligations [3]	392	130	168	55	39
Capital lease obligations [3]	73	73	—	—	—
Long-term debt obligations [4]	18,466	727	1,262	1,342	15,135
Consumer notes [5]	1,392	176	471	338	407
Purchase obligations [6]	2,919	2,669	218	32	—
Other long-term liabilities reflected on the balance sheet [7]	1,425	1,237	94	31	63

Total [8]	$444,864	$38,048	$62,730	$56,778	$287,308

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:
•
Reserves for Property & Casualty unpaid losses and loss adjustment expenses include IBNR and case reserves. While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not finally determined until the Company reaches a settlement with the claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future.

•
In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments could vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. In particular, there is significant uncertainty over the claim payment patterns of asbestos and environmental claims. Also, estimated payments in 2010 do not include payments that will be made on claims incurred in 2010 on policies that were in force as of December 31, 2009. In addition, the table does not include future cash flows related to the receipt of premiums that may be used, in part, to fund loss payments.

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2009, the total property and casualty reserves in the above table are gross of a reserve discount of $511.

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

[3]	Includes future minimum lease payments on operating and capital lease agreements. See Notes 12 and 14 of the Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]
Includes contractual principal and interest payments. Long-term debt obligations primarily have fixed rates of interest, for the Company’s junior subordinated debentures, where the interest is fixed for a period of time and then floating, the period of variable interest is computed using prevailing rates at December 31, 2009 and, as such, does not consider the impact of future rate movements. See Note 14 of the Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes. See Note 14 of the Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[6]
Includes $1.2 billion in commitments to purchase investments including about $886 of limited partnership, $284 of private placements and $47 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s consolidated balance sheet. Also included in purchase obligations is $484 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[7]
Includes cash collateral of $888 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year. Includes deposits and bank advances that were acquired through the purchase of Federal Trust Corporation in the second quarter of 2009. Also included in other long-term liabilities is $48 of net unrecognized tax benefits.

[8]	Does not include estimated voluntary contribution of $200 to the Company’s pension plan in 2010.

Capitalization
The capital structure of The Hartford as of December 31, 2009 and 2008 consisted of debt and stockholders’ equity, as follows:

	December 31,	December 31,
	2009	2008	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$343	$398	(14%)
Long-term debt	5,496	5,823	(6%)

Total debt [1]	5,839	6,221	(6%)

Stockholders’ equity excluding AOCI	21,177	16,788	26%
AOCI, net of tax	(3,312)	(7,520)	56%

Total stockholders’ equity	$17,865	$9,268	93%

Total capitalization including AOCI	$23,704	$15,489	53%

Debt to stockholders’ equity	33%	67%
Debt to capitalization	25%	40%

[1]
Total debt of the Company excludes $1.1 billion and $1.2 billion of consumer notes as of December 31, 2009 and 2008, respectively, and $78 of Federal Home Loan Bank advances recorded in other liabilities as of December 31, 2009 that were acquired through the purchase of Federal Trust Corporation in the second quarter of 2009.

The Hartford’s total capitalization increased $8.2 billion, or 53%, from December 31, 2008 to December 31, 2009 primarily due to the following:

Stockholders’ equity excluding AOCI, net of tax
•    Increased primarily due to the issuance of $3.4 billion in preferred stock and warrants to Treasury as a part of the CPP, cumulative effect of accounting change of $912, issuance of common shares of $887, reclassification of warrants from other liabilities to equity and extension of certain warrants’ term of $186 partially offset by a net loss of $887. See Notes 1 and 15 of the Notes to Consolidated Financial Statements for additional information on the cumulative effect of accounting change and issuance of preferred stock and warrants to Treasury as a part of the CPP, respectively.

AOCI, net of tax
•    Increased primarily due to decreases in unrealized losses on available-for-sale securities of $5.7 billion primarily due to tightening credit spreads, partially offset by a cumulative effect of accounting change of $912, see Note 1 of the Notes to Consolidated Financial Statements for further information on the cumulative effect of accounting change.

Total debt	• Total debt has decreased due to the repayment of commercial paper of $375 and payments on capital lease obligations in 2009.
For additional information on stockholders’ equity, AOCI, net of tax, pension and other postretirement plans and Allianz’s investment in The Hartford see Notes 15, 16, 17 and 21, respectively, of the Notes to Consolidated Financial Statements.
Cash Flow

	2009	2008	2007
Net cash provided by operating activities	$2,974	$4,192	$5,991
Net cash used for investing activities	$(3,123)	$(8,827)	$(6,176)
Net cash provided by financing activities	$523	$4,274	$499
Cash — end of year	$2,142	$1,811	$2,011
Year ended December 31, 2009 compared to the year ended December 31, 2008
The decrease in cash from operating activities compared to the prior year period was primarily the result of lower premiums, lower fee income and lower net investment income. Net derivative settlements and pay down of collateral under securities lending account for the majority of cash used for investing activities. Cash from financing activities decreased primarily due to net flows decrease in investment and universal life-type contracts of $5.5 billion partially offset by issuances of preferred stock and warrants to Treasury for $3.4 billion and issuance of common stock through a discretionary equity issuance plan of $887 in 2009 and treasury stock acquired in 2008, partially offset by issuance of long-term debt and consumer notes in 2008 and repayments of commercial paper in 2009.
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
On January 29, 2010, Standard & Poor’s Ratings Services withdrew its ‘A’ financial strength ratings on Hartford Life Insurance K.K. of Japan (“HLIKK”) and Hartford Life Ltd. of Ireland (“HLL”), two international subsidiaries of The Hartford Financial Services Group Inc., at the parent company’s request.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 22, 2010.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2008 in the table below is based on actual statutory filings with the applicable U.S. regulatory authorities. The statutory surplus amount as of December 31, 2009 is an estimate, as the respective 2009 statutory filings have not yet been made.

	2009	2008
Life Operations, includes domestic captive insurance subsidiaries	$7,287	$6,046
Property & Casualty Operations, excluding non-Property & Casualty subsidiaries	7,364	6,012

Total	$14,651	$12,058

The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $1,311 and $1,718 as of December 31, 2009 and 2008, respectively. However, under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.1 billion as of December 31, 2009 and 2008.

The Company received approval from the Connecticut Insurance Department regarding the use of two permitted practices in the statutory financial statements of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice related to the statutory accounting for deferred income taxes. Specifically, this permitted practice modified the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice were not considered by the Company when determining surplus available for dividends. The second permitted practice related to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC required a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allowed for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to Life operations statutory surplus of $987 as of December 31, 2008. The effects of these permitted practices were included in the 2008 Life operations surplus amount in the table above.
In December, 2009 the NAIC issued SSAP 10R which codified the three year realization period and 15% of adjusted statutory capital and surplus recognition limits for accounting for deferred tax assets for both life and property and casualty companies. SSAP 10R will expire for periods after December 31, 2010.
Statutory Capital
The Company’s stockholders’ equity, as prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) was $17.9 billion as of December 31, 2009. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”) was $14.7 billion as of December 31, 2009. Significant differences between U.S. GAAP stockholders’ equity and aggregate statutory capital and surplus prepared in accordance with U.S. STAT include the following:
•	Costs incurred by the Company to acquire insurance policies are deferred under U.S. GAAP while those costs are expensed immediately under U.S. STAT.
•
Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under U.S. GAAP while those amounts deferred are subject to limitations under U.S. STAT.

•
The assumptions used in the determination of Life benefit reserves is prescribed under U.S. STAT, while the assumptions used under U.S. GAAP are generally the Company’s best estimates. The methodologies for determining Life reserve amounts may also be different. For example, reserving for living benefit reserves under U.S. STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under U.S. GAAP, those same living benefits may be considered embedded derivatives and recorded at fair value or they may be considered SOP 03-1 reserves. The sensitivity of these Life reserves to changes in equity markets, as applicable, will be different between U.S. GAAP and U.S. STAT.

•
The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under U.S. GAAP, while U.S. STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value.

•
U.S. STAT for life insurance companies establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while U.S. GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, U.S. STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while U.S. GAAP does not.

•
Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for U.S. GAAP, while under U.S. STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill is limited.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under U.S. STAT. U.S. GAAP generally evaluates assets based on their recoverability.
Risk-Based Capital
State insurance regulators and the NAIC have adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Under risk-based capital (“RBC”) requirements, a company’s RBC is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. The adequacy of a company’s actual capital is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. RBC standards are used by regulators to set in motion appropriate regulatory actions related to insurers that show indications of inadequate conditions. In addition, rating agencies consider RBC ratios, along with their proprietary models, in making ratings determinations.

Sensitivity
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:
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
•
Life’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated assets and liabilities. Assets and liabilities denominated in foreign currencies are accounted for at their U.S. dollar equivalent values using exchange rates at the balance sheet date. As foreign currency exchange rates strengthen in comparison to the U.S. dollar, the remeasured value of those non-dollar denominated assets or liabilities will increase causing an increase or decrease to statutory surplus, respectively. In addition, certain of our Life products offer guaranteed benefits which could substantially increase our potential obligation and statutory capital exposure should the yen strengthen versus other currencies.

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
The Company has reinsured approximately 25% of its risk associated with U.S. GMWB and 44% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the equity markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, migrating towards a more statutory based hedging program, changes in product design, increasing pricing and expense management.
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
In addition, the Company can access the $500 Glen Meadow trust contingent capital facility and maintains the ability to access $1.9 billion of capacity under its revolving credit facility.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and “Asbestos and Environmental Claims,” in Note 12 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Regulatory Developments — For a discussion regarding contingencies related to regulatory developments that affect The Hartford, please see the information contained under “Regulatory Developments” in Note 12 of the Notes to the Consolidated Financial Statements. Legislative Initiatives.

For a discussion of terrorism reinsurance legislation and how it affects The Hartford, see Terrorism within the Property & Casualty Underwriting Risk Management section of the MD&A.
Tax proposals and regulatory initiatives which have been or are being considered by Congress and/or Treasury could have a material effect on the insurance business. These proposals and initiatives include, or could include, new taxes or assessments on large financial institutions, changes pertaining to the income tax treatment of insurance companies and life insurance products and annuities, repeal or reform of the estate tax and comprehensive federal tax reform, and changes to the regulatory structure for financial institutions. The nature and timing of any Congressional or regulatory action with respect to any such efforts is unclear.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 12 of the Notes to Consolidated Financial Statements.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of the Notes to Consolidated Financial Statements.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2009.
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
The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.
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
Hartford, Connecticut
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report, dated February 23, 2010, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting and reporting for other-than-temporary impairments in 2009.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 23, 2010

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company has adopted a Code of Ethics and Business Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and Business Conduct is available on the Company’s website at: www.thehartford.com. Any waiver of, or material amendment to, the Code of Ethics and Business Conduct applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be posted promptly to our web site in accordance with applicable NYSE and SEC rules.
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company:
JUAN C. ANDRADE
(Executive Vice President; President and Chief Operating Officer, Property & Casualty Operations)
Mr. Andrade, 44, has been Executive Vice President of the Company and President and Chief Operating Officer of the Company’s Property and Casualty Operations since July 15, 2009. Andrade joined the Company in 2006, assuming leadership of the P&C claims organization and was soon appointed to executive vice president for sales and distribution in 2008, where he expanded and enhanced the Company’s relationships with its agents. In February 2009, he assumed the role of Interim Co-President of the Property and Casualty Operations. Prior to joining the Company in February, 2006, Mr. Andrade held several leadership positions with The Progressive Corporation, serving as general manager of the company’s Gulf Coast Region and, prior to that, the company’s Southern California, Colorado and Wyoming business units. He also held management positions with American International Group (AIG), working with worldwide consumer lines operations and holding responsibility for personal lines operations and multi-line business development in the Caribbean. Mr. Andrade began his career as a presidential management intern and went on to work on national security and foreign policy issues within the executive branch and the Executive Office of The President.
BETH A. BOMBARA
(Senior Vice President and Controller)
Ms. Bombara, 42, has held the positions of Senior Vice President and Controller of the Company since June 4, 2007. Since joining the Company in April 2004 as a Vice President, with primary responsibility for the Company’s compliance with the internal control requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, Ms. Bombara has held positions of increasing responsibility. Prior to assuming the role of Senior Vice President and Controller of the Company, Ms. Bombara held the position of Vice President, Deputy Controller, with responsibility for external financial reporting, accounting policy and internal management reporting, while continuing to oversee Sarbanes-Oxley Section 404 compliance. Prior to joining the Company, Ms. Bombara worked for the accounting firm of Deloitte & Touche LLP from June 2002 to April 2004, where she served as a Senior Manager in the audit practice. Ms. Bombara began her career in accounting at the accounting firm of Arthur Andersen LLP, where she was promoted to audit partner in September 2001.
ALAN KRECZKO
(Executive Vice President and General Counsel)
Mr. Kreczko, 58, is Executive Vice President and General Counsel of the Company, positions he has held since June 11, 2007. He previously held the positions of Senior Vice President and Deputy General Counsel where he oversaw the law department’s property and casualty, life, investment and compliance units. Prior to joining the Company, Mr. Kreczko held various senior positions within the United States Government. Until 2002, he was the acting Assistant Secretary of State for Population, Refugees and Migration, where he led the State Department’s response to humanitarian crises in conflict situations, including Afghanistan, Timor, Sudan and West Africa. Prior to that position, he had served as Legal Advisor to President Clinton’s National Security Council. He has also served as Deputy General Counsel to the Department of State and as legal advisor to the President of the United States’ personal representatives for Middle East negotiations.

GREGORY McGREEVEY
(Executive Vice President and Chief Investment Officer)
Mr. McGreevey, 47, is Executive Vice President and Chief Investment Officer of the Company and President of Hartford Investment Management, a wholly-owned subsidiary of the Company, positions he has held since October 2008. He previously held the positions of vice chairman and executive vice president of ING Investment Management — Americas from October 2005 through March 2008 and executive vice president and chief investment officer of ING Proprietary Fixed Income from October 2003 through October 2005.
JOHN C. WALTERS
(Executive Vice President; President and Chief Operating Officer, Hartford Life Operations)
John C. Walters, 47, is an Executive Vice President of the Company and serves as President and Chief Operating Officer of The Hartford’s life operations. Walters joined Hartford Life in April 2000 from First Union Securities, the brokerage subsidiary of First Union Corp. In that position, he managed their consulting services group, which provided investment consulting to high net worth clients. Walters joined First Union through its 1998 acquisition of Wheat First Butcher Singer, where he had been since 1984.
CONSTANCE K. WEAVER
(Senior Vice President, Marketing and Communications)
Connie Weaver, 57, is a Senior Vice President, Marketing and Communications for the Company, a role she assumed when she joined the Company in February 2008. Prior to joining the Company, Ms. Weaver was an Executive Vice President and Chief Marketing Officer for BearingPoint from July 2005 to February 2008. Ms. Weaver joined BearingPoint from AT&T Corporation, where she served as Executive Vice President for public relations, marketing and brand from September 2002 to February 2005 and as President of the AT&T Foundation from 2003 to 2005.
EILEEN WHELLEY
(Executive Vice President, Human Resources)
Ms. Whelley, 56, is Executive Vice President for Human Resources, a position she has held since June 2007. She previously held the position of Executive Vice President, Global Human Resources. Prior to joining the Company, Ms. Whelley spent 17 years at General Electric where she held a number of human resources leadership roles. In 2002, she was named executive vice president of human resources for NBC Universal, responsible for HR and talent negotiations for the NBCU Television Group and corporate staff functions. Before joining NBCU, Ms. Whelley was the vice president of human resources excellence for GE Capital in Stamford, Conn., where she oversaw HR for eight GE Capital businesses, HR Six Sigma and HR talent development. Before joining GE in 1989, Ms. Whelley worked for Citicorp and Standard Oil of Ohio in a variety of HR roles.
LIZABETH H. ZLATKUS
(Executive Vice President and Chief Financial Officer)
Lizabeth H. Zlatkus, 51, is Executive Vice President and Chief Financial Officer of the Company, positions she has held since May 1, 2008. Ms. Zlatkus joined the Company in 1983 and has held positions of increasing responsibility in finance, risk management and business operations. In 1996, she became director of The Hartford’s disability and group life business and was elected senior vice president in 1997. In 1999, she was named head of the Group Benefits Division. Ms. Zlatkus was named executive vice president of Hartford Life in March 2000, with overall profit-and-loss responsibility for Hartford Life’s Group Benefits Division. Ms. Zlatkus was named chief financial officer of Hartford Life in 2003 and was also given responsibility for actuarial, risk management and Hartford Life’s information technology area. In February 2006, she was named president of International Wealth Management and Group Benefits and from June 11, 2007 until May 1, 2008 she served as Executive Vice President of the Company and co-chief operating officer of the Company’s life operations. Ms. Zlatkus’ professional career began at Peat Marwick Mitchell & Co. (now known as KPMG).
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

Equity Compensation Plan Information
The following table provides information as of December 31, 2009 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford 1995 Incentive Stock Plan, The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford Employee Stock Purchase Plan (the “ESPP”), The Hartford Restricted Stock Plan for Non-Employee Directors (the “Director’s Plan”), and The Hartford Deferred Stock Unit Plan. On May 18, 2005, the shareholders of the Company approved the 2005 Stock Plan, which superseded the 2000 Stock Plan and the Director’s Plan. Pursuant to the provisions of the 2005 Stock Plan, no additional shares may be issued from the 2000 Stock Plan or the Director’s Plan. To the extent that any awards under the 2000 Stock Plan or the Director’s Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2005 Stock Plan and such shares shall be added to the total number of shares available under the 2005 Stock Plan.
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”) pursuant to which it may grant awards to non-employee wholesalers of products of Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”).

	(a)	(b)	(c)
	Number of Securities	Weighted-average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Equity compensation plans approved by stockholders	6,450,678	$49.75	11,607,634[1]
Equity compensation plans not approved by stockholders	18,188	53.52	251,309

Total	6,468,866	$49.76	11,858,943

[1]	Of these shares, 7,970,259 shares remain available for purchase under the ESPP.
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
Acceleration in Connection with a Change in Control — Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a “Change in Control” will be deemed to have occurred upon the acquisition of 40% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions resulting in the shareholders of the Company before the transactions owning less than 55% of the entity surviving the transactions, certain transactions involving a transfer of substantially all of the Company’s assets or a change in greater than 50% of the Board members over a two year period. See Note 18 of the Notes to Consolidated Financial Statements for a description of the 2005 Stock Plan and the ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Committee Charter and Report Concerning Financial Matters — Fees to Independent Auditor for Years Ended December 31, 2009 and 2008” and is incorporated herein by reference.
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for other-than-temporary impairments in 2009 and for the fair value measurement of financial instruments in 2008.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 23, 2010

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2009	2008	2007

Revenues
Earned premiums	$14,424	$15,503	$15,619
Fee income	4,576	5,135	5,436
Net investment income (loss):
Securities available-for-sale and other	4,031	4,335	5,214
Equity securities, trading	3,188	(10,340)	145

Total net investment income (loss)	7,219	(6,005)	5,359

Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(2,191)	(3,964)	(483)
OTTI losses recognized in other comprehensive income	683	—	—

Net OTTI losses recognized in earnings	(1,508)	(3,964)	(483)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(502)	(1,954)	(511)

Total net realized capital losses	(2,010)	(5,918)	(994)

Other revenues	492	504	496

Total revenues	24,701	9,219	25,916

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	13,831	14,088	13,919
Benefits, losses and loss adjustment expenses – returns credited on International variable annuities	3,188	(10,340)	145
Amortization of deferred policy acquisition costs and present value of future profits	4,267	4,271	2,989
Insurance operating costs and expenses	3,749	3,993	3,894
Interest expense	476	343	263
Goodwill impairment	32	745	—
Other expenses	886	710	701

Total benefits, losses and expenses	26,429	13,810	21,911
Income (loss) before income taxes	(1,728)	(4,591)	4,005
Income tax expense (benefit)	(841)	(1,842)	1,056

Net income (loss)	$(887)	$(2,749)	$2,949

Preferred stock dividends and accretion of discount	127	8	—

Net income (loss) available to common shareholders	$(1,014)	$(2,757)	$2,949

Earnings (Loss) per common share
Basic	$(2.93)	$(8.99)	$9.32
Diluted	$(2.93)	$(8.99)	$9.24
Weighted average common shares outstanding	346.3	306.7	316.3
Weighted average common shares outstanding and dilutive potential common shares	346.3	306.7	319.1

Cash dividends declared per common share	$0.20	$1.91	$2.03

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2009	2008
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $76,015 and $78,238)	$71,153	$65,112
Equity securities, trading, at fair value (cost of $33,070 and $35,278)	32,321	30,820
Equity securities, available-for-sale, at fair value (cost of $1,333 and $1,554)	1,221	1,458
Mortgage loans (net of allowances for loan losses of $366 and $26)	5,938	6,469
Policy loans, at outstanding balance	2,174	2,208
Limited partnerships and other alternative investments	1,790	2,295
Other investments	602	1,723
Short-term investments	10,357	10,022

Total investments	125,556	120,107
Cash	2,142	1,811
Premiums receivable and agents’ balances, net	3,404	3,604
Reinsurance recoverables, net	5,384	6,357
Deferred policy acquisition costs and present value of future profits	10,686	13,248
Deferred income taxes, net	3,940	5,239
Goodwill	1,204	1,060
Property and equipment, net	1,026	1,075
Other assets	3,981	4,898
Separate account assets	150,394	130,184

Total assets	$307,717	$287,583

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,651	$21,933
Life	17,980	16,747
Other policyholder funds and benefits payable	45,852	53,753
Other policyholder funds and benefits payable – International variable annuities	32,296	30,799
Unearned premiums	5,221	5,379
Short-term debt	343	398
Long-term debt	5,496	5,823
Consumer notes	1,136	1,210
Other liabilities	9,454	11,997
Separate account liabilities	150,394	130,184

Total liabilities	289,823	278,223

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 3,400,000 and 6,048,387 shares issued, liquidation preference $1,000 and $0.02 per share	2,960	—
Common stock, $0.01 par value — 1,500,000,000 and 750,000,000 shares authorized, 410,184,182 and 329,920,310 shares issued	4	3
Additional paid-in capital	8,985	7,569
Retained earnings	11,164	11,336
Treasury stock, at cost — 27,177,019 and 29,341,378 shares	(1,936)	(2,120)
Accumulated other comprehensive loss, net of tax	(3,312)	(7,520)

Total stockholders’ equity	17,865	9,268
Noncontrolling interest	29	92

Total equity	17,894	9,360

Total liabilities and equity	$307,717	$287,583

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Equity

	For the years ended December 31,
(In millions, except for share data)	2009	2008	2007
Preferred Stock
Balance at beginning of year	$—	$—	$—
Issuance of shares to U.S. Treasury	2,920	—	—
Accretion of preferred stock discount on issuance to U.S. Treasury	40	—	—

Balance at end of year	2,960	—	—

Common Stock	4	3	3
Additional Paid-in Capital
Balance at beginning of year	7,569	6,627	6,321
Issuance of warrants to U.S. Treasury	480	—	—
Issuance of shares under discretionary equity issuance plan	887	—	—
Issuance of convertible preferred shares	—	727	—
Issuance of warrants	—	240	—
Reclassification of warrants from other liabilities to equity and extension of warrants’ term	186	—	—
Issuance of shares and compensation expense due to incentive and stock compensation plans	(126)	(36)	257
Tax (expense) benefit on employee stock options and awards and other	(11)	11	49

Balance at end of year	8,985	7,569	6,627

Retained Earnings
Balance at beginning of year, before cumulative effect of accounting changes, net of tax	11,336	14,686	12,421
Cumulative effect of accounting changes, net of tax	—	(3)	(41)

Balance at beginning of year, as adjusted	11,336	14,683	12,380
Net income (loss)	(887)	(2,749)	2,949
Cumulative effect of accounting change, net of tax	912	—	—
Accretion of preferred stock discount on issuance to U.S. Treasury	(40)	—	—
Dividends on preferred stock	(87)	(8)	—
Dividends declared on common stock	(70)	(590)	(643)

Balance at end of year	11,164	11,336	14,686

Treasury Stock, at Cost
Balance at beginning of year	(2,120)	(1,254)	(47)
Treasury stock acquired	—	(1,000)	(1,193)
Issuance of shares under incentive and stock compensation plans from treasury stock	187	152	—
Return of shares to treasury stock under incentive and stock compensation plans	(3)	(18)	(14)

Balance at end of year	(1,936)	(2,120)	(1,254)

Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of year	(7,520)	(858)	178
Cumulative effect of accounting change, net of tax	(912)	—	—
Total other comprehensive income (loss)	5,120	(6,662)	(1,036)

Balance at end of year	(3,312)	(7,520)	(858)

Total Stockholders’ Equity	17,865	9,268	19,204

Noncontrolling Interest (Note 15)
Balance at beginning of year	92	92	78
Change in noncontrolling interest ownership	(56)	57	7
Noncontrolling income (loss)	(7)	(57)	7

Balance at end of year	29	92	92

Total Equity	$17,894	$9,360	$19,296

Outstanding Preferred Shares (in thousands)
Balance at beginning of year	6,048	—	—
Issuance of convertible preferred shares	—	6,048	—
Conversion of preferred to common shares	(6,048)	—	—
Issuance of shares to U.S. Treasury	3,400	—	—

Balance at end of year	3,400	6,048	—

Outstanding Common Shares (in thousands)
Balance at beginning of year	300,579	313,842	323,315
Treasury stock acquired	(27)	(14,682)	(12,878)
Conversion of preferred to common shares	24,194	—	—
Issuance of shares under discretionary equity issuance plan	56,109	—	—
Issuance of shares under incentive and stock compensation plans	2,356	1,673	3,549
Return of shares to treasury stock under incentive and stock compensation plans	(204)	(254)	(144)

Balance at end of year	383,007	300,579	313,842

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2009	2008	2007
Comprehensive Income (Loss)
Net income (loss)	$(887)	$(2,749)	$2,949

Other comprehensive income (loss)
Change in net unrealized gain (loss) on securities	5,909	(7,127)	(1,417)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	(224)	—	—
Change in net gain (loss) on cash-flow hedging instruments	(387)	784	94
Change in foreign currency translation adjustments	(23)	196	146
Changes in pension and other postretirement plan adjustments	(155)	(515)	141

Total other comprehensive income (loss)	5,120	(6,662)	(1,036)

Total comprehensive income (loss)	$4,233	$(9,411)	$1,913

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2009	2008	2007
Operating Activities
Net income (loss)	$(887)	$(2,749)	$2,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	4,267	4,271	2,989
Additions to deferred policy acquisition costs and present value of future profits	(2,853)	(3,675)	(4,194)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	558	1,026	1,357
Change in reinsurance recoverables	236	300	487
Change in receivables and other assets	380	(4)	128
Change in payables and accruals	(1,271)	(103)	306
Change in accrued and deferred income taxes	(246)	(2,156)	619
Net realized capital losses	2,010	5,918	994
Net receipts (disbursements) from investment contracts related to policyholder funds — International variable annuities	1,498	(2,276)	4,695
Net (increase) decrease in equity securities, trading	(1,501)	2,295	(4,701)
Depreciation and amortization	470	361	794
Goodwill impairment	32	745	—
Other operating activities, net	281	239	(432)

Net cash provided by operating activities	2,974	4,192	5,991
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	53,538	26,097	34,063
Equity securities, available-for-sale	949	616	468
Mortgage loans	629	386	1,365
Partnerships	391	438	324
Payments for the purchase of:
Fixed maturities, available-for-sale	(54,346)	(32,708)	(37,799)
Equity securities, available-for-sale	(307)	(714)	(1,224)
Mortgage loans	(233)	(1,469)	(3,454)
Partnerships	(274)	(678)	(1,229)
Derivatives, net	(561)	909	(271)
Change in policy loans, net	34	(147)	(10)
Change in payables for collateral under securities lending, net	(2,925)	(1,405)	2,218
Other investing activities, net	(18)	(152)	(627)

Net cash used for investing activities	(3,123)	(8,827)	(6,176)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	14,239	21,015	32,494
Withdrawals and other deductions from investment and universal life-type contracts	(24,341)	(25,793)	(30,443)
Net transfers from separate accounts related to investment and universal life-type contracts	7,203	7,353	(761)
Proceeds from issuance of long-term debt	—	2,670	495
Repayments at maturity for long-term debt and payments on capital lease obligations	(24)	(992)	(300)
Change in commercial paper	(375)	—	75
Net issuance (repayments) at maturity or settlement of consumer notes	(74)	401	551
Proceeds from issuance of convertible preferred shares	—	727	—
Proceeds from issuance of warrants	—	512	—
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	3,400	—	—
Net proceeds from issuance of shares under discretionary equity issuance plan	887	—	—
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	17	41	217
Treasury stock acquired	—	(1,000)	(1,193)
Dividends paid on preferred stock	(73)	—	—
Dividends paid on common stock	(149)	(660)	(636)
Changes in bank deposits and payments on bank advances	(187)	—	—

Net cash provided by financing activities	523	4,274	499
Foreign exchange rate effect on cash	(43)	161	273
Net increase (decrease) in cash	331	(200)	587
Cash — beginning of period	1,811	2,011	1,424

Cash — end of period	$2,142	$1,811	$2,011

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (Received) During the Period For:
Income taxes	$(243)	$253	$451
Interest	$475	$286	$257
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a financial holding company for a group of subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States (collectively, “The Hartford” or the “Company”). During the second quarter of 2009, the Company acquired Federal Trust Corporation and became a savings and loan holding company, see Note 22 for further information on the acquisition.
The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further discussions on variable interest entities see Note 5.
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
The most significant estimates include those used in determining property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations; valuation allowance on deferred tax assets and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
Subsequent Events
The Hartford has evaluated events subsequent to December 31, 2009, and through the Consolidated Financial Statement issuance date of February 23, 2010. The Company has not evaluated subsequent events after that date for presentation in these Consolidated Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
Other-Than-Temporary Impairments
In April 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance related to the recognition and presentation of other-than-temporary impairments. The Company adopted this guidance for its interim reporting period ending on June 30, 2009 and recognized a $912, net of tax and deferred acquisition costs, increase to retained earnings with an offsetting decrease in Accumulated Other Comprehensive Income (Loss) reported in the Company’s Consolidated Statements of Operations, Changes in Equity and Comprehensive Income (Loss). See Note 5 for the Company’s accounting policy and disclosures.
Noncontrolling Interests
A noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. The guidance establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. This guidance applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. Upon adoption of this guidance on January 1, 2009, the Company reclassified $78 of noncontrolling interest, recorded in other liabilities, to equity as of January 1, 2007. The adoption did not have a material effect on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 5 for the Company’s accounting policy and disclosures.
Future Adoption of New Accounting Standards
Amendments to Consolidation Guidance for Variable Interest Entities
In June 2009, the FASB issued accounting guidance which amends the current quantitative consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued a proposed amendment to this guidance in January 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies.
The Company adopted this updated guidance on January 1, 2010, the effective date. As a result of adoption, in addition to those VIEs the Company currently consolidates under the old guidance, the Company determined it will consolidate a Company sponsored collateralized debt obligation (“CDO”) and a Company sponsored collateralized loan obligation (“CLO”) that are VIEs. The Company expects the impact of these consolidations on its consolidated financial statements to be an increase in assets and increase in liabilities of approximately $400. The Hartford concluded that the Company has control over the activities that most significantly impact the economic performance of these VIEs as they provide collateral management services, earn a fee for these services and also have investments issued by the entities. These vehicles issued securities which have no recourse to the general credit of The Hartford. The Hartford’s maximum exposure to loss for these vehicles is their investment in the entities, fair valued at $263 as of December 31, 2009.
The Company has investments in mutual funds, limited partnerships and other alternative investments including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the proposed deferral of this new consolidation guidance.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Significant Accounting Policies
The Company’s significant accounting policies are described below or are referenced below to the applicable Note where the description is included.

Accounting Policy	Note
Fair Value Measurements – Financial Instruments Excluding Guaranteed Living Benefits	4
Fair Value Measurements – Guaranteed Living Benefits	4a
Investments and Derivative Instruments	5
Reinsurance	6
Deferred Policy Acquisition Costs and Present Value of Future Profits	7
Goodwill and Other Intangible Assets	8
Separate Accounts	9
Sales Inducements	10
Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	11
Contingencies	12
Income Tax	13
Pension Plans and Postretirement Healthcare and Life Insurance Benefit Plans	17
Dividends to Policyholders
Policyholder dividends are paid to certain life and property and casualty policies, which are referred to as participating policies. Such dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Life — Participating ordinary life insurance in force accounted for 7% as of December 31, 2009, 2008 and 2007 of total life insurance in force. Dividends to policyholders were $13, $14 and $11 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders’ equity by a charge to operations and a credit to a liability.
Property & Casualty — Net written premiums for participating property and casualty insurance policies represented 8% of total net written premiums for each of the years ended December 31, 2009, 2008 and 2007. Participating dividends to policyholders were $10, $21 and $19 for the years ended December 31, 2009, 2008 and 2007, respectively.
Foreign Currency Translation
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies.
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to series of The Hartford Mutual Funds, Inc.; The Hartford Mutual Funds II, Inc.; and The Hartford Income Shares Fund, Inc. (collectively, “mutual funds”), consisting of 52 mutual funds and 1 closed-end fund, as of December 31, 2009. The Company charges fees to these funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission under the Investment Company Act of 1940. The Company, through its wholly-owned subsidiaries, also provides investment management and administrative services (for which it receives revenue) for 18 mutual funds established under the laws of the Province of Ontario, Canada, and registered with the Ontario Securities Commission.
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
Property and Equipment
Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $1.7 billion and $1.6 billion as of December 31, 2009 and 2008, respectively. Depreciation expense was $253, $228 and $232 for the years ended December 31, 2009, 2008 and 2007, respectively.
Revenue Recognition
Life — For investment and universal life-type contracts, the amounts collected from policyholders are considered deposits and are not included in revenue. Fee income for universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. Unearned revenue reserves, representing amounts assessed as consideration for origination of a universal life-type contract, are deferred and recognized in income over the period benefited, generally in proportion to estimated gross profits. For the Company’s traditional life and group disability products premiums are generally recognized as revenue when due from policyholders.
Property & Casualty — Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $121 and $125 as of December 31, 2009 and 2008, respectively. Other revenue consists primarily of revenues associated with the Company’s servicing businesses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) per Share
The following tables present a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	For the years ended December 31,
(In millions, except for per share data)	2009	2008	2007

Income (loss)
Net income (loss)	$(887)	$(2,749)	$2,949
Less: Preferred stock dividends and accretion of discount	127	8	—

Net income (loss) available to common shareholders	$(1,014)	$(2,757)	$2,949

Common shares
Basic
Weighted average common shares outstanding	346.3	306.7	316.3

Diluted
Stock compensation plans	—	—	2.8
Weighted average shares outstanding and dilutive potential common shares	346.3	306.7	319.1

Earnings (loss) per common share
Basic [1] [2]	$(2.93)	$(8.99)	$9.32
Diluted [2]	$(2.93)	$(8.99)	$9.24

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

[2]
As a result of the net loss in the years ended December 31, 2009 and 2008, the Company used basic weighted average common shares outstanding in the calculation of the year ended December 31, 2009 and 2008 diluted loss per share, since the inclusion of shares for warrants of 14.6 and 0, respectively, stock compensation plans of 0.9 million and 1.3 million, respectively, and the assumed conversion of the preferred shares to common of 0 and 5.0 million, respectively, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 361.8 million and 313.0 million for the years ended December 31, 2009 and 2008, respectively.

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the dilutive effect of stock compensation plans, warrants, and assumed conversion of preferred shares to common using the treasury stock method. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.
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
Under the treasury stock method for the warrants issued to the U.S. Treasury in June of 2009, see Note 15, exercise shall be assumed at the beginning of the period. The proceeds from exercise of $9.79 per share shall be assumed to be used to purchase common shares at the average market price during the period.
Under the treasury stock method for the warrants issued to Allianz, see Note 21, exercise shall be assumed at the beginning of the period. The proceeds from exercise of $25.25 in 2009 and $25.32 in 2008 per share shall be assumed to be used to purchase common shares at the average market price during the period. Since the average market price of the common stock from the date of issuance of the warrants to Allianz through December 31, 2008 did not exceed the exercise price of the warrants, there is no dilutive effect for the warrants for the year ended December 31, 2008.

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
Life
Life’s business is conducted by Hartford Life, Inc. (“Hartford Life” or “Life”), an indirect subsidiary of The Hartford, headquartered in Simsbury, Connecticut, and is a financial services and insurance organization. Life is organized into six reporting segments, Retail Products Group (“Retail”), Individual Life, Group Benefits, Retirement Plans, International and Institutional Solutions Group (“Institutional”).
Retail offers individual variable and fixed market value adjusted (“MVA”) annuities, retail mutual funds, and 529 college savings plans.
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
International provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States. The Company’s Japan operation is the largest component of the International segment. In the second quarter 2009, after a strategic review of the Company’s core business structure, new product sales in International’s Japan and European operations were suspended. Subsequently, International’s operations were restructured to maximize profitability and capital efficiency while continuing to focus on risk management and maintain appropriate service levels.
Institutional primarily offers institutional liability products, such as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals, and mutual funds to institutional investors. Institutional continues to service existing customers of its discontinued businesses which includes stable value products, structured settlements and institutional annuities (primarily terminal funding cases, single premium immediate annuities and longevity assurance).
Life includes within its Other segment its leveraged PPLI product line of business; corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations and the mark-to-mark adjustment for the International variable annuity assets that are classified as equity securities, trading, reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses.
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
Personal Lines sells automobile, homeowners and home-based business coverages directly to the consumer and through a network of independent agents. Most of the Company’s personal lines business sold directly to the consumer is to the members of AARP through a direct marketing operation. Personal Lines also operates a member contact center for health insurance products offered through the AARP Health program. AARP accounts for earned premiums of $2.8 billion, $2.8 billion, and $2.7 billion in 2009, 2008 and 2007, respectively, which represented 29%, 27% and 26% of total Property & Casualty earned premiums for 2009, 2008 and 2007, respectively.

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
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for certain losses, including, among other coverages, losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. In addition, the Company retains a portion of the risks ceded under the Company’s principal catastrophe reinsurance program and other reinsurance programs. The amount of premiums ceded to third-party reinsurers under the principal catastrophe reinsurance program and other reinsurance programs is allocated to the operating segments based on the risks written by each operating segment that are subject to the programs.
Earned premiums assumed (ceded) under the inter-segment arrangements and retention were as follows:

Net assumed (ceded) earned premiums under inter-segment	For the years ended December 31,
arrangements and retention	2009	2008	2007
Personal Lines	$(5)	$(6)	$(7)
Small Commercial	(24)	(31)	(29)
Middle Market	(21)	(31)	(34)
Specialty Commercial	50	68	70

Total	$—	$—	$—

Financial Measures and Other Segment Information
One of the measures of profit or loss used by The Hartford’s management in evaluating the performance of its Life segments is net income. Net income is also a measure of profit or loss used in evaluating the performance of Ongoing Operations and the Other Operations segment. Within Ongoing Operations, the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial are evaluated by The Hartford’s management primarily based upon underwriting results. Underwriting results represent premiums earned less incurred losses, loss adjustment expenses and underwriting expenses. The sum of underwriting results, net servicing income, net investment income, net realized capital gains and losses, other expenses, and related income taxes is net income (loss).
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. In addition, certain reinsurance stop loss arrangements exist between the segments which specify that one segment will reimburse another for losses incurred in excess of a predetermined limit. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain inter-segment transactions occur in Life. These transactions include interest income on allocated surplus. Total Life net investment income is unaffected by such transactions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Revenues by Product Line	2009	2008	2007
Life
Earned premiums, fees, and other considerations
Retail
Individual annuity:
Individual variable annuity	$1,468	$1,943	$2,225
Fixed / MVA annuity	(2)	(6)	2
Retail mutual funds	504	618	642
Other	162	198	186

Total Retail	2,132	2,753	3,055
Individual Life
Variable life	503	374	379
Universal life	390	405	374
Term/Other life	47	49	55

Total Individual Life	940	828	808
Group Benefits
Group disability	1,975	2,020	1,920
Group life and accident	2,126	2,084	1,926
Other	249	287	455

Total Group Benefits	4,350	4,391	4,301
Retirement Plans
401(k)	286	290	187
403(b)/457	38	48	55

Total Retirement Plans	324	338	242
International
Variable annuity	763	876	820
Fixed MVA annuity	31	(7)	10
Other	33	3	2

Total International [1]	827	872	832
Institutional
Institutional investment products	381	923	1,015
PPLI	114	118	223

Total Institutional	495	1,041	1,238
Other [1]	58	60	67

Total earned premiums, fees, and other considerations	9,126	10,283	10,543
Net investment income (loss)
Securities available-for-sale and other	2,903	3,045	3,497
Equity securities, trading	3,188	(10,340)	145

Total net investment income (loss)	6,091	(7,295)	3,642
Net realized capital losses	(1,488)	(4,138)	(819)

Total Life	13,729	(1,150)	13,366

[1]
Included in International’s revenues for the year ended December 31, 2009 is $68 of investment income from an inter-segment funding agreement with Institutional. This investment income is eliminated in Life Other.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Revenues by Product Line (continued)	2009	2008	2007
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines
Automobile	$2,850	$2,824	$2,822
Homeowners	1,102	1,102	1,067

Total Personal Lines	3,952	3,926	3,889
Small Commercial
Workers’ Compensation	1,178	1,241	1,230
Package Business	1,123	1,167	1,169
Automobile	279	316	337

Total Small Commercial	2,580	2,724	2,736
Middle Market
Workers’ Compensation	847	847	861
Property	555	611	627
Automobile	288	335	382
Liability	411	506	550

Total Middle Market	2,101	2,299	2,420
Specialty Commercial
Workers’ Compensation	250	288	304
Property	42	86	117
Automobile	86	84	83
Liability	208	241	246
Fidelity and surety	250	272	256
Professional Liability	393	414	429
Other	(1)	(3)	11

Total Specialty Commercial	1,228	1,382	1,446

Total Ongoing Operations	9,861	10,331	10,491
Other Operations	—	7	5

Total earned premiums	9,861	10,338	10,496
Other revenues [1]	492	504	496
Net investment income	1,106	1,253	1,687
Net realized capital losses	(294)	(1,877)	(172)

Total Property & Casualty	11,165	10,218	12,507
Corporate	(193)	151	43

Total revenues	$24,701	$9,219	$25,916

[1]	Represents servicing revenue.

	For the years ended December 31,
Geographical Revenue Information	2009	2008	2007
United States of America	$20,429	$18,904	$24,842
Japan	3,816	(9,745)	968
Other	456	60	106

Total revenues	$24,701	$9,219	$25,916

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents net income (loss) for each of Life’s reporting segments, total Property & Casualty Ongoing Operations, Property & Casualty Other Operations and Corporate, while underwriting results are presented for the Personal Lines, Small Commercial, Middle Market and Specialty Commercial segments.

	For the years ended December 31,
Net Income (Loss)	2009	2008	2007
Life
Retail	$(410)	$(1,399)	$812
Individual Life	15	(43)	182
Group Benefits	193	(6)	315
Retirement Plans	(222)	(157)	61
International [1]	(183)	(325)	223
Institutional [1]	(515)	(502)	17
Other [1]	(165)	(11)	(52)

Total Life	(1,287)	(2,443)	1,558
Property & Casualty
Ongoing Operations
Underwriting Results
Personal Lines	120	280	322
Small Commercial	395	437	508
Middle Market	258	169	157
Specialty Commercial	170	71	(18)

Total Ongoing Operations underwriting results	943	957	969
Net servicing income [2]	37	31	52
Net investment income	943	1,056	1,439
Net realized capital losses	(266)	(1,669)	(160)
Other expenses	(223)	(219)	(248)

Income before income taxes	1,434	156	2,052
Income tax expense (benefit)	374	(33)	575

Ongoing Operations	1,060	189	1,477
Other Operations	(77)	(97)	30

Total Property & Casualty	983	92	1,507
Corporate	(583)	(398)	(116)

Net income (loss)	$(887)	$(2,749)	$2,949

[1]
Included in net income (loss) of International and Institutional is investment income and interest expense, respectively, for the year ended December 31, 2009 of $68 on an inter-segment funding agreement. This investment income and interest expense is eliminated in Life Other.

[2]	Net of expenses related to service business.

	For the years ended December 31,
Amortization of deferred policy acquisition costs and present value of future profits	2009	2008	2007
Life
Retail	$1,389	$1,344	$406
Individual Life	314	169	121
Group Benefits	61	57	62
Retirement Plans	56	91	58
International	364	496	214
Institutional	17	19	23

Total Life	2,201	2,176	884
Property & Casualty
Ongoing Operations
Personal Lines	674	633	617
Small Commercial	622	636	635
Middle Market	486	513	529
Specialty Commercial	284	313	323

Total Ongoing Operations	2,066	2,095	2,104

Total Property & Casualty	2,066	2,095	2,104
Corporate	—	—	1

Total amortization of deferred policy acquisition costs and present value of future profits	$4,267	$4,271	$2,989

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	For the years ended December 31,
Income tax expense (benefit)	2009	2008	2007
Life
Retail	$(463)	$(972)	$216
Individual Life	(27)	(41)	81
Group Benefits	59	(53)	119
Retirement Plans	(143)	(132)	18
International	(49)	(145)	132
Institutional	(296)	(288)	(8)
Other	(76)	(15)	(11)

Total Life	(995)	(1,646)	547
Property & Casualty
Ongoing Operations	374	(33)	575
Other Operations	(49)	(62)	(5)

Total Property & Casualty	325	(95)	570
Corporate	(171)	(101)	(61)

Total income tax expense (benefit)	$(841)	$(1,842)	$1,056

	As of December 31,
Assets	2009	2008	2007
Life
Retail	$102,880	$97,222	$136,023
Individual Life	15,089	13,770	15,590
Group Benefits	8,904	9,036	9,295
Retirement Plans	28,180	22,581	27,986
International	41,530	41,502	41,625
Institutional	62,091	59,853	78,766
Other	6,060	3,927	6,891

Total Life	264,734	247,891	316,176
Property & Casualty
Ongoing Operations	33,437	31,484	35,899
Other Operations	4,965	5,196	5,942

Total Property & Casualty	38,402	36,680	41,841
Corporate	4,581	3,012	2,344

Total Assets	$307,717	$287,583	$360,361

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits
The following financial instruments are carried at fair value in the Company’s Consolidated Financial Statements: fixed maturities and equity securities, available-for-sale (“AFS”), equity securities, trading, short-term investments, freestanding and embedded derivatives, and separate account assets.
The following section and Note 4a apply the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).
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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most debt securities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), residential mortgage-backed securities (“RMBS”) primarily backed by below- prime loans, and private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivatives securities, including customized GMWB hedging derivative (see Note 4a for further information of GMWB product related financial instruments), equity derivatives, long dated derivatives, swaps with optionality and certain complex credit derivatives are also included in Level 3. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e., below prime RMBS).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) carried at fair value by hierarchy level, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities
ABS	$2,523	$—	$1,943	$580
CDOs	2,892	—	57	2,835
CMBS	8,544	—	8,237	307
Corporate	35,243	—	27,216	8,027
Foreign government/government agencies	1,408	—	1,315	93
States, municipalities and political subdivisions (“Municipal”)	12,065	—	11,803	262
RMBS	4,847	—	3,694	1,153
U.S. Treasuries	3,631	526	3,105	—

Total fixed maturities	71,153	526	57,370	13,257
Equity securities, trading	32,321	2,443	29,878	—
Equity securities, AFS	1,221	259	904	58
Derivative assets [1]	178	—	97	81
Short-term investments	10,357	6,846	3,511	—
Separate account assets [2]	147,432	112,877	33,593	962

Total assets accounted for at fair value on a recurring basis	$262,662	$122,951	$125,353	$14,358

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$(2)	$—	$—	$(2)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(12)	—	—	(12)
Derivative liabilities [3]	(214)	—	56	(270)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(231)	$—	$56	$(287)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2009, $149 of cash collateral liability was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of December 31, 2009, excludes approximately $3 billion of investment sales receivable that are not subject to fair value accounting.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)

	December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities	$65,112	$3,541	$49,761	$11,810
Equity securities, trading	30,820	1,634	29,186	—
Equity securities, AFS	1,458	246	671	541
Derivative assets [1]	976	—	1,005	(29)
Short-term investments	10,022	7,025	2,997	—
Separate account assets [2]	126,777	94,804	31,187	786

Total assets accounted for at fair value on a recurring basis	$235,165	$107,250	$114,807	$13,108

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$(41)	$—	$—	$(41)
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(49)	—	—	(49)
Derivative liabilities [3]	(339)	—	76	(415)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(393)	$—	$76	$(469)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2008, $574 of cash collateral liability was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Available-for-Sale Securities and Short-Term Investments
The fair value of AFS securities and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third-party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
Prices from third-party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. A pricing matrix is used to price securities for which the Company is unable to obtain either a price from a third-party pricing service or an independent broker quotation, by discounting the expected future cash flows from the security by a developed market discount rate utilizing current credit spreads. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers.
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis, the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third-party pricing services methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third-party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable. Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated. Internal matrix priced securities, primarily consisting of certain private placement securities, are also classified as Level 3 due to significant non-observable inputs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Derivative Instruments, including embedded derivatives within investments
Freestanding derivative instruments are reported in the Consolidated Balance Sheets at fair value and are reported in other investments and other liabilities. Embedded derivatives are reported with the host instruments in the Consolidated Balance Sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2009 and 2008, 97% and 94%, respectively, of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the twelve months ending December 31, 2009 and 2008, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2009 to December 31, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1]	OCI [2]	settlements	of Level 3 [3]	December 31, 2009	December 31, 2009 [1]
Assets
Fixed maturities
ABS	$536	$(44)	$176	$(45)	$(43)	$580	$(34)
CDO	2,612	(491)	827	(65)	(48)	2,835	(447)
CMBS	341	(308)	338	(93)	29	307	(94)
Corporate	6,396	(73)	1,192	915	(403)	8,027	(52)
Foreign govt./govt. agencies	100	2	—	11	(20)	93	2
Municipal	163	—	3	25	71	262	—
RMBS	1,662	(441)	214	(243)	(39)	1,153	(264)

Fixed maturities	11,810	(1,355)	2,750	505	(453)	13,257	(889)
Equity securities, AFS	541	2	6	(19)	(472)	58	(1)
Freestanding derivatives [4]	(281)	76	(4)	29	(9)	(189)	131
Separate accounts [5]	786	(65)	—	344	(103)	962	(38)

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(41)	$39	$—	$—	$—	$(2)	$39
Equity linked notes	(8)	(2)	—	—	—	(10)	(2)

Total other policyholder funds and benefits payable	(49)	37	—	—	—	(12)	37
Other derivative liabilities [6]	(163)	70	—	93	—	—	—
Consumer notes	(5)	—	—	—	—	(5)	—

[1]
All amounts in these columns are reported in net realized capital gains (losses) except for $3, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[2]	All amounts are before income taxes and amortization of DAC.

[3]
Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs primarily for certain long-dated corporate bonds and preferred stocks.

[4]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Consolidated Balance Sheet in other investments and other liabilities.

[5]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[6]
On March 26, 2009, certain of the Allianz warrants were reclassified to equity, at their current fair value, as shareholder approval of the conversion of these warrants to common shares was received. See Note 21 for further discussion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2008 to December 31, 2008

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2008	[1]	OCI [3]	settlements	of Level 3 [5]	December 31, 2008	December 31, 2008 [1]
Assets
Fixed maturities	$17,996	$(988)	$(4,178)	$858	$(1,878)	$11,810	$(811)
Equity securities, AFS	1,339	(77)	11	64	(796)	541	(67)
Freestanding derivatives [2]	(419)	(471)	16	491	102	(281)	(301)
Separate accounts [4]	701	(204)	—	(26)	315	786	(73)

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(24)	$(17)	$—	$—	$—	$(41)	$(17)
Equity linked notes	(21)	13	—	—	—	(8)	13

Total other policyholder funds and benefits payable	(45)	(4)	—	—	—	(49)	(4)

Other Liabilities
Derivative liability-warrants [6]	—	110	—	(273)	—	(163)	110

Consumer notes	(5)	5	—	(5)	—	(5)	5

[1]
All amounts in these columns are reported in net realized capital gains/losses except for $6 for the twelve months ending December 31, 2008, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[2]	The freestanding derivatives are reported in this table on a net basis for asset/(liability) positions and reported in the Consolidated Balance Sheet in other investments and other liabilities.

[3]	All amounts are before income taxes and amortization of DAC.

[4]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. [5] Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

[6]	These amounts represent certain Allianz warrants. See Note 21 for further discussion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of December 31, 2009 and December 31, 2008.

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,174	$2,321	$2,208	$2,435
Mortgage loans	5,938	5,091	6,469	5,654

Liabilities
Other policyholder funds and benefits payable [1]	$12,330	$12,513	$14,839	$14,576
Commercial paper [2]	—	—	374	374
Senior notes [3]	4,054	4,037	4,052	3,119
Junior subordinated debentures [3]	1,717	2,338	1,703	1,420
Consumer notes [4]	1,131	1,194	1,205	1,188

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in short-term debt in the Consolidated Balance Sheets. As of December 31, 2009, The Hartford has no commercial paper outstanding.

[3]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[4]	Excludes amounts carried at fair value and included in disclosures above.
As of December 31, 2009, included in other liabilities in the Consolidated Balance Sheet are carrying amounts of $273 and $78 for deposits and Federal Home Loan Bank advances, respectively, related to Federal Trust Corporation. These carrying amounts approximate fair value.
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

•	Other policyholder funds and benefits payable, not carried at fair value, is determined by estimating future cash flows, discounted at the current market rate.
•	Carrying amounts approximate fair value for commercial paper. As of December 31, 2009, the Company has no outstanding commercial paper.
•	Fair value for long-term debt is based primarily on market quotations from independent third-party pricing services.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits
These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments related to guaranteed living benefits and the related hedging program and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) related to the guaranteed living benefits program carried at fair value by hierarchy level.

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$9	$—	$—	$9
Macro hedge program	203	8	16	179
Reinsurance recoverable for U.S. guaranteed minimum withdrawal benefit (“GMWB”)	347	—	—	347

Total assets accounted for at fair value on a recurring basis	$559	$8	$16	$535

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,957)	$—	$—	$(1,957)
International guaranteed withdrawal benefits	(45)	—	—	(45)
International other guaranteed living benefits	2	—	—	2
Variable annuity hedging derivatives	43	—	(184)	227
Macro hedge program	115	(2)	6	111

Total liabilities accounted for at fair value on a recurring basis	$(1,842)	$(2)	$(178)	$(1,662)

	December 31, 2008
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$600	$—	$13	$587
Reinsurance recoverable for U.S. GMWB	1,302	—	—	1,302

Total assets accounted for at fair value on a recurring basis	$1,902	$—	$13	$1,889

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. Guaranteed withdrawal benefits	$(6,526)	$—	$—	$(6,526)
International guaranteed withdrawal benefits	(94)	—	—	(94)
International other guaranteed living benefits	—	—	—	—
Variable annuity hedging derivatives	2,064	—	14	2,050
Macro hedge program	137	—	—	137

Total liabilities accounted for at fair value on a recurring basis	$(4,419)	$—	$14	$(4,433)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
Product Derivatives
The Company currently offers certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider in the U.S., and formerly offered GMWBs in the U.K. and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the consolidated balance sheets, is carried at fair value with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the fees collected from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). All changes in the fair value of the embedded derivative are recorded in net realized capital gains and losses. The excess of fees collected from the contract holder over the Attributed Fees are associated with the host variable annuity contract and reported in fee income.
U.S. GMWB Reinsurance Derivative
The Company has reinsurance arrangements in place to transfer a portion of its risk of loss due to GMWB. These arrangements are recognized as derivatives and carried at fair value in reinsurance recoverables. Changes in the fair value of the reinsurance agreements are reported in net realized capital gains and losses.
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
Adoption of Fair Value Accounting
The impact on January 1, 2008 of adopting fair value accounting for guaranteed benefits and the related reinsurance was a reduction to net income of $220, after the effects of DAC amortization and income taxes.
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Costs, calculated based on actuarial and capital market assumptions related to projected cash flows over the lives of the contracts; Credit Standing Adjustment; and Margins, representing an amount that market participants would require for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component is unobservable in the marketplace and requires subjectivity by the Company in determining their value.
The Company recognized the following realized gains and losses due to updates to the living benefits models for the U.S. GMWB:
•
The relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in a gain (loss) of approximately $550, $(355) and $(2) for the years ended December 31, 2009, 2008 and 2007, respectively; and

•
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total realized gain pre-tax of $566 and $470 for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2007, these updates affected best estimates resulting in a pre-tax loss of $(158).

•	The credit standing adjustment, resulting in a pre-tax gain of approximately $154 and $6 for the years ended December 31, 2009 and 2008, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide a fair value roll forward for the twelve months ending December 31, 2009 and 2008, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the twelve months from January 1, 2009 to December 31, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
	2009	[1] [6]	OCI [2]	Settlements [3]	of Level 3	December 31, 2009	December 31, 2009 [1]

Variable annuity hedging derivatives [5]
Levels 1 and 2	$27	$(1,175)	$—	$964	$—	$(184)	$ [4]
Level 3	2,637	(1,059)	—	(1,342)	—	236	(635)

Total variable annuity hedging derivatives	2,664	(2,234)	—	(378)	—	52
Reinsurance recoverable for GMWB [1]	1,302	(988)	—	33	—	347	(988)
U.S. guaranteed withdrawal benefits — Level 3	(6,526)	4,686	—	(117)	—	(1,957)	4,686
International guaranteed withdrawal benefits — Level 3	(94)	62	(3)	(10)	—	(45)	62

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(2,654)	1,526	(3)	(472)	—	(1,603)

Macro hedge program [5]
Levels 1 and 2	—	(311)	—	339	—	28	[4]
Level 3	137	(584)	—	737	—	290	(535)

Total macro hedge program	137	(895)	—	1,076	—	318
International other guaranteed living benefits — Level 3	—	5	—	(3)	—	2	5

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]	All amounts are before income taxes and amortization of DAC.

[3]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.

[4]	Disclosure of changes in unrealized gains (losses) are not required for Levels 1 and 2. Information presented is for Level 3 only.

[5]
The variable annuity hedging derivatives and the macro hedge program derivatives are reported in this table on a net basis for asset/(liability) positions and reported on the consolidated balance sheet in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the twelve months from January 1, 2008 to December 31, 2008

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
	2008	[2]	OCI [3]	Settlements [5]	of Level 3	December 31, 2008	December 31, 2008 [2]

Variable annuity hedging derivatives [6]
Levels 1 and 2	$(12)	$1,363	$—	$(1,324)	$—	$27	$ [7]
Level 3	655	2,011	—	(29)	—	2,637	1,893

Total variable annuity hedging derivatives	643	3,374	—	(1,353)	—	2,664
Total reinsurance recoverable for GMWB [1] [2] [4]	238	962	—	102	—	1,302	962
U.S. guaranteed withdrawal benefits [2] — Level 3	(1,433)	(4,967)	—	(126)	—	(6,526)	(4,967)
International guaranteed withdrawal benefits Level 3	(17)	(82)	11	(6)	—	(94)	(83)

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(569)	(713)	11	(1,383)	—	(2,654)

Macro hedge program [6]
Levels 1 and 2	—	(11)	—	11	—	—	[7]
Level 3	18	85	—	34	—	137	102

Total macro hedge program	18	74	—	45	—	137
International other guaranteed living benefits Level 3	(22)	25	(1)	(2)	—	—	25

[1]	The January 1, 2008 fair value of $238 includes the pre-transition adjustment fair value of $128 and transitional adjustment of $110.

[2]
The Company classifies all the gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains/losses for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains/losses for these derivatives and embedded derivatives.

[3]	All amounts are before income taxes and amortization of DAC.

[4]
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

[5]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2.

[6]
The variable annuity hedging derivatives and the macro hedge program derivatives are reported in this table on a net basis for asset/(liability) positions and reported on the consolidated balance sheet in other investments and other liabilities.

[7]	Disclosure of changes in unrealized gains (losses) is not required for Levels 1 and 2. Information presented is for Level 3 only.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Overview
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2009, 2008 and 2007 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB updated the guidance related to the recognition and presentation of other-than-temporary impairments which modifies the recognition of other-than-temporary impairment (“impairment”) losses for debt securities. This new guidance is also applied to certain equity securities with debt-like characteristics (collectively “debt securities”). Under the new guidance, a debt security is deemed to be other-than-temporarily impaired if it meets the following conditions: 1) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or 2) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those other-than-temporarily impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit impairment, which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment. The remaining non-credit impairment typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. Prior to the adoption of this accounting guidance, the Company recorded the entire difference between the fair value and cost or amortized cost basis of the security in net realized capital losses unless the Company could assert the intent and ability to hold the security for a period sufficient to allow for recovery of fair value to its amortized cost basis.
The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) the length of time and extent to which the fair value has been less than the amortized cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on contractually obligated interest and principal payments, (d) changes in the financial condition of the security’s underlying collateral and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for securitized debt securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by a committee of investment and accounting professionals (the “Committee”). The Committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
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
Mortgage Loan Valuation Allowances
Mortgage loans are considered to be impaired when management estimates that based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. Criteria used to determine if an impairment exists include, but are not limited to: current and projected macroeconomic factors, such as unemployment rates, as well as rental rates, occupancy levels, delinquency rates and property values, and debt service coverage ratios. These assumptions require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the borrower and/or underlying collateral such as changes in the projections of the underlying property value estimates.
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or (c) the fair value of the collateral. Additionally, a loss contingency valuation allowance is established for estimated probable credit losses on certain homogenous groups of loans. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on an impaired loan is accrued to the extent it is deemed collectable and the loan continues to perform under its original or restructured terms. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses in accordance with the Company’s impairment policy previously discussed. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships and other alternative investments, the equity method of accounting is used to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2009, 2008 and 2007.
Net investment income on equity securities, trading, includes dividend income and the changes in market value of the securities associated with the variable annuity products sold in Japan and the United Kingdom. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Significant Derivative Instruments Accounting Policies
Overview
The Company utilizes a variety of derivative instruments, including swaps, caps, floors, forwards, futures and options through one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
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
Forward contracts are customized commitments that specify a rate of interest or currency exchange rate to be paid or received on an obligation beginning on a future start date and are typically settled in cash.
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
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the Consolidated Balance Sheets at fair value. For balance sheet presentation purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset.
On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability (“fair value” hedge), (2) a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a hedge of a net investment in a foreign operation (“net investment” hedge) or (4) held for other investment and/or risk management purposes, which primarily involve managing asset or liability related risks which do not qualify for hedge accounting.
Fair Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, including foreign-currency fair value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“periodic derivative net coupon settlements”) are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.
Cash Flow Hedges
Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, including foreign-currency cash flow hedges, are recorded in AOCI and are reclassified into earnings when the variability of the cash flow of the hedged item impacts earnings. Gains and losses on derivative contracts that are reclassified from AOCI to current period earnings are included in the line item in the consolidated statements of operations in which the cash flows of the hedged item are recorded. Any hedge ineffectiveness is recorded immediately in current period earnings as net realized capital gains and losses. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of operations in which the cash flows of the hedged item are recorded.

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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed using qualitative and quantitative methods. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Credit Risk
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company credit exposures are generally quantified daily, netted by counterparty and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds which do not exceed $10. The Company also minimizes the credit risk in derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also maintains a policy of requiring that derivative contracts, other than exchange traded contracts, certain currency forward contracts, and certain embedded derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2009	2008	2007
Fixed maturities	$3,618	$4,310	$4,653
Equity securities, AFS	93	167	139
Mortgage loans	316	333	293
Policy loans	139	139	135
Limited partnerships and other alternative investments	(341)	(445)	255
Other investments	318	(72)	(161)
Investment expenses	(112)	(97)	(100)

Total net investment income excluding equity securities, trading	4,031	4,335	5,214
Equity securities, trading	3,188	(10,340)	145

Total net investment income (loss)	$7,219	$(6,005)	$5,359

The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2009, 2008 and 2007, was $3,391, $(9,626) and $(539), respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).
Net Realized Capital Losses

	For the years ended December 31,
(Before-tax)	2009	2008	2007
Gross gains on sales	$1,056	$607	$374
Gross losses on sales	(1,397)	(856)	(291)
Net OTTI losses recognized in earnings	(1,508)	(3,964)	(483)
Japanese fixed annuity contract hedges, net [1]	47	64	18
Periodic net coupon settlements on credit derivatives/Japan	(49)	(33)	(25)
Fair value measurement transition impact	—	(650)	—
Results of variable annuity hedge program
GMWB derivatives, net	1,526	(713)	(286)
Macro hedge program	(895)	74	(12)

Total results of variable annuity hedge program	631	(639)	(298)
Other, net [2]	(790)	(447)	(289)

Net realized capital losses	$(2,010)	$(5,918)	$(994)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]
Consists of changes in fair value on non-qualifying derivatives, hedge ineffectiveness on qualifying derivatives, foreign currency gains and losses related to the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, valuation allowances, approximately $300 of losses in 2009 related to contingent obligations associated with the Allianz transaction, and other investment gains and losses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2009	2008	2007
Fixed maturities
Sale proceeds	$41,973	$19,599	$21,968
Gross gains	755	511	424
Gross losses	(1,272)	(873)	(276)
Equity securities, AFS
Sale proceeds	$941	$616	$468
Gross gains	429	38	28
Gross losses	(151)	(78)	(15)
Sales of AFS securities were the result of the Company’s repositioning of its investment portfolio throughout 2009.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2009.

Credit Impairment
Balance as of January 1, 2009	$—
Credit impairments remaining in retained earnings related to adoption of new accounting guidance in April 2009	(1,320)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(840)
Securities previously impaired	(292)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	245
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	3
Securities due to an increase in expected cash flows	4

Balance as of December 31, 2009	$(2,200)

[1]
These additions are included in the net OTTI losses recognized in earnings of $1.5 billion in the Consolidated Statements of Operations, as well as impairments on debt securities for which the Company intended to sell and on equity securities.

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2009					December 31, 2008
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value
ABS	$3,040	$36	$(553)	$2,523	$(48)	$3,431	$6	$(971)	$2,466
CDOs	4,054	27	(1,189)	2,892	(174)	4,655	2	(2,045)	2,612
CMBS	10,736	114	(2,306)	8,544	(6)	12,973	43	(4,703)	8,313
Corporate	35,318	1,368	(1,443)	35,243	(23)	31,059	623	(4,501)	27,181
Foreign govt./govt. agencies	1,376	52	(20)	1,408	—	2,786	100	(65)	2,821
Municipal	12,125	318	(378)	12,065	(3)	11,406	202	(953)	10,655
RMBS	5,512	104	(769)	4,847	(185)	6,045	96	(1,033)	5,108
U.S. Treasuries	3,854	14	(237)	3,631	—	5,883	112	(39)	5,956

Total fixed maturities	76,015	2,033	(6,895)	71,153	(439)	78,238	1,184	(14,310)	65,112
Equity securities	1,333	80	(192)	1,221	—	1,554	203	(299)	1,458

Total AFS securities	$77,348	$2,113	$(7,087)	$72,374	$(439)	$79,792	$1,387	$(14,609)	$66,570

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following table presents the Company’s fixed maturities by contractual maturity year.

	December 31, 2009
Maturity	Amortized Cost	Fair Value
One year or less	$1,404	$1,418
Over one year through five years	13,240	13,593
Over five years through ten years	14,165	14,366
Over ten years	23,864	22,970

Subtotal	52,673	52,347
Mortgage-backed and asset-backed securities	23,342	18,806

Total	$76,015	$71,153

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
As of December 31, 2009, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Bank of America Corporation and Wells Fargo & Co. which each comprised less than 0.5% of total invested assets. As of December 31, 2008, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies was the Government of Japan, which represented $2.3 billion, or 25% of stockholders’ equity, and less than 2.0% of total invested assets. The Company’s second and third largest exposures by issuer were the Government of Canada and JP Morgan Chase & Co., which each comprised less than 0.5% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2009 and 2008 were commercial real estate, basic industry and municipal investments which comprised approximately 12%, 10% and 10%, respectively, of total invested assets for 2009 and 13%, 9% and 9%, respectively, of total invested assets for 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$445	$376	$(69)	$1,574	$1,090	$(484)	$2,019	$1,466	$(553)
CDOs	1,649	1,418	(231)	2,388	1,430	(958)	4,037	2,848	(1,189)
CMBS	1,951	1,628	(323)	6,330	4,347	(1,983)	8,281	5,975	(2,306)
Corporate	5,715	5,314	(401)	6,675	5,633	(1,042)	12,390	10,947	(1,443)
Foreign govt./govt. agencies	543	530	(13)	43	36	(7)	586	566	(20)
Municipal	2,339	2,283	(56)	2,184	1,862	(322)	4,523	4,145	(378)
RMBS	855	787	(68)	1,927	1,226	(701)	2,782	2,013	(769)
U.S. Treasuries	2,592	2,538	(54)	648	465	(183)	3,240	3,003	(237)

Total fixed maturities	16,089	14,874	(1,215)	21,769	16,089	(5,680)	37,858	30,963	(6,895)
Equity securities	419	356	(63)	676	547	(129)	1,095	903	(192)

Total securities in an unrealized loss	$16,508	$15,230	$(1,278)	$22,445	$16,636	$(5,809)	$38,953	$31,866	$(7,087)

	December 31, 2008
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$1,190	$958	$(232)	$2,092	$1,353	$(739)	$3,282	$2,311	$(971)
CDOs	688	440	(248)	3,941	2,144	(1,797)	4,629	2,584	(2,045)
CMBS	5,704	4,250	(1,454)	6,647	3,398	(3,249)	12,351	7,648	(4,703)
Corporate	16,604	14,145	(2,459)	7,028	4,986	(2,042)	23,632	19,131	(4,501)
Foreign govt./govt. agencies	1,263	1,211	(52)	43	30	(13)	1,306	1,241	(65)
Municipal	5,153	4,640	(513)	2,578	2,138	(440)	7,731	6,778	(953)
RMBS	731	546	(185)	2,607	1,759	(848)	3,338	2,305	(1,033)
U.S. Treasuries	4,120	4,083	(37)	66	64	(2)	4,186	4,147	(39)

Total fixed maturities	35,453	30,273	(5,180)	25,002	15,872	(9,130)	60,455	46,145	(14,310)
Equity securities	1,017	796	(221)	277	199	(78)	1,294	995	(299)

Total securities in an unrealized loss	$36,470	$31,069	$(5,401)	$25,279	$16,071	$(9,208)	$61,749	$47,140	$(14,609)

As of December 31, 2009, AFS securities in an unrealized loss position, comprised of 3,807 securities, primarily related to CMBS, corporate securities primarily within the financial services sector and CDOs which have experienced significant price deterioration. As of December 31, 2009, 69% of these securities were depressed less than 20% of amortized cost. The decline in unrealized losses during 2009 was primarily attributable to credit spread tightening, impairments and, to a lesser extent, sales, partially offset by rising interest rates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans

	December 31, 2009			December 31, 2008
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$604	$(8)	$596	$646	$(11)	$635
Commercial	5,492	(358)	5,134	5,849	(15)	5,834
Residential [2]	208	—	208	—	—	—

Total mortgage loans	$6,304	$(366)	$5,938	$6,495	$(26)	$6,469

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Represents residential mortgage loans held at Federal Trust Corporation, a company The Hartford acquired in June 2009. For further information on Federal Trust Corporation, see Note 22.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. Included in the 2009 Additions are valuation allowances of $98 on mortgage loans held for sale, which have a carrying value of $209 and are included in mortgage loans in the Company’s Consolidated Balance Sheet as of December 31, 2009.

	2009	2008
Balance as of January 1	$(26)	$—
Additions	(408)	(26)
Deductions	68	—

Balance as of December 31	$(366)	$(26)

Mortgage Loans by Region

	December 31, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$125	2.1%	$162	2.5%
Middle Atlantic	689	11.6%	825	12.8%
Mountain	138	2.3%	223	3.4%
New England	449	7.6%	487	7.5%
Pacific	1,377	23.2%	1,495	23.1%
South Atlantic [1]	1,213	20.4%	1,102	17.0%
West North Central	51	0.9%	64	1.0%
West South Central	297	5.0%	333	5.2%
Other [2]	1,599	26.9%	1,778	27.5%

Total mortgage loans	$5,938	100.0%	$6,469	100.0%

[1]	Includes mortgage loans held at Federal Trust Corporation as of December 31, 2009.

[2]	Primarily represents multi-regional properties.
Mortgage Loans by Property Type

	December 31, 2009		December 31, 2008
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Agricultural	$596	10.0%	$635	9.8%
Industrial	1,068	18.0%	1,118	17.3%
Lodging	421	7.1%	483	7.5%
Multifamily	835	14.1%	1,131	17.5%
Office	1,727	29.1%	1,885	29.1%
Residential	208	3.5%	—	—
Retail	712	12.0%	858	13.3%
Other	371	6.2%	359	5.5%

Total mortgage loans	$5,938	100.0%	$6,469	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Variable Interest Entities
The Company is involved with VIEs primarily as a collateral manager and as an investor through normal investment activities, as well as a means of accessing capital. This involvement includes providing investment management and administrative services for a fee and holding ownership or other interests as an investor.
Primary Beneficiary
The Company has performed a quantitative analysis and concluded that for those VIEs for which it will absorb a majority of the expected losses or residual returns, it is the primary beneficiary and therefore these VIEs were consolidated in the Company’s Consolidated Financial Statements. Creditors have no recourse against the Company in the event of default by these VIEs. The Company has no implied or unfunded commitments to these VIEs. The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to these VIEs.

	December 31, 2009			December 31, 2008
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDO	$226	$32	$196	$339	$69	$257
Limited partnerships	31	1	30	151	43	108
Other investments	111	20	87	249	59	221

Total	$368	$53	$313	$739	$171	$586

[1]
Includes noncontrolling interest in limited partnerships and other investments of $11 and $82 as of December 31, 2009 and 2008, respectively, that is reported as a separate component of equity in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the consolidated assets at cost net of liabilities.

The CDO represents a cash flow CLO for which the Company provides collateral management services, earns a fee for those services and also holds investments in the debt issued by the CLO. Limited partnerships represent hedge funds for which the Company holds a majority interest in the equity of the funds as an investment. Other investments primarily represent investment trusts for which the Company provides investment management services, earns a fee for those services and also holds investments in the equity issued by the trusts. In 2009, a hedge fund and investment trust were liquidated and, therefore, the Company was no longer deemed to be the primary beneficiary. Accordingly, these two VIEs were deconsolidated.
Non-Primary Beneficiary
The Company has performed a quantitative analysis and concluded that for those VIEs, for which it holds a significant variable interest but will not absorb a majority of the expected losses or residual returns, the Company is not the primary beneficiary and, therefore, these VIEs were not consolidated in the Company’s Consolidated Financial Statements. The Company has no implied or unfunded commitments to these VIEs. Each of these investments has been held by the Company for three years or less. The following table presents the carrying value of assets and liabilities and the maximum exposure to loss relating to these VIEs.

	December 31, 2009			December 31, 2008
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CDOs [1]	$262	$—	$273	$311	$—	$364
Other [2]	36	36	5	42	40	5

Total	$298	$36	$278	$353	$40	$369

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.

[2]	Maximum exposure to loss represents issuance costs that were incurred to establish the contingent capital facility.
CDOs represent a cash flow CLO and two CDOs for which the Company provides collateral management services, earns fees for those services and holds investments in the debt and/or preferred equity issued by the CDOs. In 2009, one of the CDOs was liquidated. Other represents the Company’s variable interest in the Glen Meadow ABC Trust. For further information on this trust, see Note 14.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Equity Method Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”). These investments are accounted for under the equity method and the Company’s maximum exposure to loss as of December 31, 2009 is limited to the total carrying value of $1.8 billion. In addition, the Company has outstanding commitments totaling approximately $886, to fund limited partnership and other alternative investments as of December 31, 2009. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2009, aggregate investment losses from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $80.7 billion and $81.2 billion as of December 31, 2009 and 2008, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $24.6 billion and $27.0 billion as of December 31, 2009 and 2008, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $(688), $(228) and $308 for the periods ended December 31, 2009, 2008 and 2007, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $(9.1) billion, $(19.7) billion and $4.5 billion for the periods ended December 31, 2009, 2008 and 2007, respectively. As of, and for the period ended, December 31, 2009, the aggregated summarized financial data reflects the latest available financial information.
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
Forward rate agreements
Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2009 and 2008, the notional amount of interest rate swaps in offsetting relationships was $7.3 billion and $6.8 billion, respectively.
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
Equity index swaps, options, and futures
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps, futures and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, the Company is exposed to bifurcated options embedded in certain fixed maturity investments.
Warrants
During the fourth quarter of 2008, the Company issued warrants to purchase the Company’s Series C Non-Voting Contingent Convertible Preferred Stock, which were required to be accounted for as a derivative liability at December 31, 2008. For further discussion of Allianz SE’s investment in The Hartford, see Note 21. As of March 31, 2009, the warrants were no longer required to be accounted for as derivatives and were reclassified to equity.
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
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure to the income volatility associated with the portion of the GMWB liabilities which are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index. As of December 31, 2009, the notional amount related to the GMWB hedging instruments is $15.6 billion and consists of $10.8 billion of customized swaps, $1.8 billion of interest rate swaps and futures, and $3.0 billion of equity swaps, options, and futures.
Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge the statutory reserve impact of equity risk and foreign currency risk arising primarily from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations against a decline in the equity markets or changes in foreign currency exchange rates. As of December 31, 2009, the notional amount related to the macro hedge program is $27.4 billion and consists of $25.1 billion of equity options, $2.1 billion of currency options, and $0.2 billion of equity futures. The $27.4 billion of notional includes $1.2 billion of short put option contracts, therefore resulting in a net notional amount for the macro hedge program of approximately $26.2 billion.
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
Contingent capital facility put option
The Company entered into a put option agreement that provides the Company the right to require a third-party trust to purchase, at any time, The Hartford’s junior subordinated notes in a maximum aggregate principal amount of $500. Under the put option agreement, The Hartford will pay premiums on a periodic basis and will reimburse the trust for certain fees and ordinary expenses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

					Asset		Liability
	Net Derivatives				Derivatives		Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2009	2008	2009	2008	2009	2008	2009	2008
Cash flow hedges
Interest rate swaps	$11,170	$9,030	$123	$640	$294	$643	$(171)	$(3)
Forward rate agreements	6,355	—	—	—	—	—	—	—
Foreign currency swaps	381	1,210	(3)	(7)	30	154	(33)	(161)

Total cash flow hedges	17,906	10,240	120	633	324	797	(204)	(164)

Fair value hedges
Interest rate swaps	1,745	2,138	(21)	(86)	16	41	(37)	(127)
Foreign currency swaps	696	696	(9)	(57)	53	47	(62)	(104)

Total fair value hedges	2,441	2,834	(30)	(143)	69	88	(99)	(231)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	8,355	8,156	(84)	(97)	250	931	(334)	(1,028)
Foreign exchange contracts
Foreign currency swaps and forwards	1,296	1,372	(21)	56	14	68	(35)	(12)
Japan 3Win related foreign currency swaps	2,514	—	(19)	—	35	—	(54)	—
Japanese fixed annuity hedging instruments	2,271	2,334	316	383	319	383	(3)	—
Credit contracts
Credit derivatives that purchase credit protection	2,606	3,668	(50)	340	45	361	(95)	(21)
Credit derivatives that assume credit risk [1]	1,158	1,199	(240)	(403)	2	—	(242)	(403)
Credit derivatives in offsetting positions	6,176	2,626	(71)	(11)	185	125	(256)	(136)
Equity contracts
Equity index swaps, options, and futures	220	256	(16)	(16)	3	3	(19)	(19)
Warrants [1]	—	869	—	(163)	—	—	—	(163)
Variable annuity hedge program
GMWB product derivatives [2]	47,329	48,767	(2,002)	(6,620)	—	—	(2,002)	(6,620)
GMWB reinsurance contracts	10,301	11,437	347	1,302	347	1,302	—	—
GMWB hedging instruments	15,567	18,620	52	2,664	264	2,697	(212)	(33)
Macro hedge program	27,448	2,188	318	137	558	137	(240)	—
Other
GMAB product derivatives [2]	226	206	2	—	2	—	—	—
Contingent capital facility put option	500	500	36	42	36	42	—	—

Total non-qualifying strategies	125,967	102,198	(1,432)	(2,386)	2,060	6,049	(3,492)	(8,435)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$146,314	$115,272	$(1,342)	$(1,896)	$2,453	$6,934	$(3,795)	$(8,830)

Balance Sheet Location
Fixed maturities, available-for-sale	$269	$304	$(8)	$(3)	$—	$—	$(8)	$(3)
Other investments	24,006	18,667	390	1,576	492	2,172	(102)	(596)
Other liabilities	64,061	35,763	(56)	1,862	1,612	3,460	(1,668)	(1,598)
Consumer notes	64	70	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	10,301	11,437	347	1,302	347	1,302	—	—
Other policyholder funds and benefits payable	47,613	49,031	(2,010)	(6,628)	2	—	(2,012)	(6,628)

Total derivatives	$146,314	$115,272	$(1,342)	$(1,896)	$2,453	$6,934	$(3,795)	$(8,830)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The increase in notional amount of derivatives since December 31, 2008, was primarily related to derivatives associated with the macro hedge program, while GMWB related derivatives decreased, as a result of the Company rebalancing its risk management strategy to place a greater relative emphasis on the protection of statutory surplus. Approximately $1.2 billion of the $25.3 billion increase in the macro hedge notional amount represents short put option contracts therefore resulting in a net increase in notional of approximately $24.1 billion. In addition, during the fourth quarter of 2009, the Company entered into approximately $6.4 billion notional of forward rate agreements to hedge short term interest rate exposure. This $6.4 billion notional is comprised of a series of one month forward contracts that are hedging the variability of cash flows related to coupon payments on $555 of variable rate securities for consecutive monthly periods during 2010.
Change in Fair Value
The increase in the total fair value of derivative instruments since December 31, 2008, was primarily related to a net increase in fair value of all GMWB related derivatives, partially offset by a decline in fair value of interest rate derivatives and credit derivatives.
•
The net improvement in the fair value of GMWB related derivatives is primarily due to liability model assumption updates related to favorable policyholder experience, the relative outperformance of the underlying actively managed funds as compared to their respective indices, and the impacts of the Company’s own credit standing. Additional improvements in the net fair value of GMWB related derivatives include lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. For more information on the policyholder behavior and liability model assumption updates, see Note 4a.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

				Net Realized Capital Gains (Losses)
	Gain (Loss) Recognized in OCI			Recognized in Income
	on Derivative (Effective Portion)			on Derivative (Ineffective Portion)
	2009	2008	2007	2009	2008	2007
Interest rate swaps	$(461)	$908	$97	$(3)	$9	$3
Foreign currency swaps	(194)	233	(53)	75	—	(2)

Total	$(655)	$1,141	$44	$72	$9	$1

Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI
		into Income (Effective Portion)
		2009	2008	2007
Interest rate swaps	Net realized capital gains (losses)	$11	$34	$(3)
Interest rate swaps	Net investment income (loss)	47	(17)	(20)
Foreign currency swaps	Net realized capital gains (losses)	(119)	(83)	(79)
Foreign currency swaps	Net investment income (loss)	2	1	—

Total		$(59)	$(65)	$(102)

As of December 31, 2009, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $44. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is 3 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the year ended December 31, 2009 and 2008, the Company had before-tax gains of $1 and $198, respectively, related to net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the year ended December 31, 2007, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of all fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	2009		2008		2007
		Hedged		Hedged		Hedged
	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$72	$(68)	$(138)	$130	$(103)	$99
Benefits, losses and loss adjustment expenses	(37)	40	25	(18)	32	(28)
Foreign currency swaps
Net realized capital gains (losses)	51	(51)	(124)	124	25	(25)
Benefits, losses and loss adjustment expenses	2	(2)	42	(42)	9	(9)

Total	$88	$(81)	$(195)	$194	$(37)	$37

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:
Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	December 31,
	2009	2008	2007
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$31	$12	$29
Foreign exchange contracts
Foreign currency swaps and forwards	(66)	87	(24)
Japan 3Win related foreign currency swaps [1]	(22)	—	—
Japanese fixed annuity hedging instruments [2]	(12)	487	53
Credit contracts
Credit derivatives that purchase credit protection	(533)	302	84
Credit derivatives that assume credit risk	167	(623)	(332)
Equity contracts
Equity index swaps, options, and futures	(3)	(25)	2
Warrants	70	110	—
Variable annuity hedge program
GMWB product derivatives	4,748	(5,786)	(670)
GMWB reinsurance contracts	(988)	1,073	127
GMWB hedging instruments	(2,234)	3,374	257
Macro hedge program	(895)	74	(12)
Other
GMAB product derivatives	5	2	2
Contingent capital facility put option	(8)	(3)	(4)

Total	$260	$(916)	$(488)

[1]
The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $64 for the year ended December 31, 2009. There was no Japan 3Win related foreign currency swaps for the years ended December 31, 2008 and 2007.

[2]
The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $67, $450, and $(102) for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The net gain on GMWB related derivatives for the year ended December 31, 2009, was primarily due to liability model assumption updates given favorable trends in policyholder experience, the relative outperformance of the underlying actively managed funds as compared to their respective indices, and the impact of the Company’s own credit standing. Additional net gains on GMWB related derivatives include lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. For more information on the policyholder behavior and liability model assumption updates, see Note 4a.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the year ended December 31, 2008, the net realized capital loss related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The net loss on GMWB related derivatives was primarily due to liability model assumption updates related to market-based hedge ineffectiveness due to extremely volatile capital markets, and the relative underperformance of the underlying actively managed funds as compared to their respective indices, partially offset by gains in the fourth quarter related to liability model assumption updates for lapse rates.

•
The net loss on credit default swaps was primarily due to losses on credit derivatives that assume credit risk as a part of replication transactions, partially offset by gains on credit derivatives that purchase credit protection, both resulting from credit spreads widening significantly during the year.

•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of weakening of the U.S. dollar against the Japanese Yen.
In addition, for the year ended December 31, 2008, the Company incurred losses of $46 on derivative instruments due to counterparty default related to the bankruptcy of Lehman Brothers Inc. These losses were a result of the contractual collateral threshold amounts and open collateral calls in excess of such amounts immediately prior to the bankruptcy filing, as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the year ended December 31, 2007, net realized capital loss related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The net loss on GMWB related derivatives was primarily due to liability model assumption updates and model refinements made during the year, including those for dynamic lapse behavior and correlations of market returns across underlying indices, as well as other assumption updates made during the second quarter to reflect newly reliable market inputs for volatility.

•	The net loss on credit derivatives that assume credit risk was due to credit spreads widening.
•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of weakening of the U.S. dollar against the Japanese Yen.
See to Note 9 for additional disclosures regarding contingent credit related features in derivative agreements.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2009 and 2008.
As of December 31, 2009

				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,226	$4	4 years	Corporate Credit/Foreign Gov.	AA-	$1,201	$(59)
Below investment grade risk exposure	156	(4)	3 years	Corporate Credit	B+	85	(12)
Basket credit default swaps [4]
Investment grade risk exposure	2,052	(54)	4 years	Corporate Credit	BBB+	1,277	(21)
Investment grade risk exposure	525	(141)	7 years	CMBS Credit	A	525	141
Below investment grade risk exposure	200	(157)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	87	83	2 years	Corporate Credit	BBB+	—	—

Total	$4,246	$(269)				$3,088	$49

As of December 31, 2008

				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$60	$(1)	4 years	Corporate Credit	A-	$35	$(9)
Below investment grade risk exposure	82	(19)	4 years	Corporate Credit	B-	—	—
Basket credit default swaps [4]
Investment grade risk exposure	1,778	(235)	5 years	Corporate Credit	A-	1,003	21
Investment grade risk exposure	275	(92)	8 years	CMBS Credit	AAA	275	92
Below investment grade risk exposure	200	(166)	6 years	Corporate Credit	BB+	—	—
Credit linked notes
Investment grade risk exposure	117	106	2 years	Corporate Credit	BBB+	—	—

Total	$2,512	$(407)				$1,313	$104

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

[4]
Includes $2.5 billion and $1.9 billion as of December 31, 2009 and 2008, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $325 as of December 31, 2009 and 2008 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Securities Lending and Collateral Arrangements
The Company participates in securities lending programs to generate additional income. Through these programs, certain domestic fixed income securities are loaned from the Company’s portfolio to qualifying third-party borrowers in return for collateral in the form of cash or U.S. Treasuries. Borrowers of these securities provide collateral of 102% of the fair value of the loaned securities at the time of the loan and can return the securities to the Company for cash at varying maturity dates. The fair value of the loaned securities is monitored and additional collateral is obtained if the fair value of the collateral falls below 100% of the fair value of the loaned securities. As of December 31, 2009 and 2008, under terms of securities lending programs, the fair value of loaned securities was approximately $45 and $2.9 billion, respectively and the associated collateral held was $46, and $3.0 billion, respectively. The decrease in both the fair value of loaned securities and the associated collateral is attributable to the maturation of the loans in the term lending portion of the securities lending program in 2009. The Company earns income from the cash collateral or receives a fee from the borrower. The Company recorded before-tax income from securities lending transactions, net of lending fees, of $24 and $28 for the years ended December 31, 2009 and 2008, respectively, which was included in net investment income.
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2009 and 2008, collateral pledged having a fair value of $818 and $1.0 billion, respectively, was included in fixed maturities in the Consolidated Balance Sheets.
From time to time, the Company enters into secured borrowing arrangements as a means to increase net investment income. The Company received cash collateral of $42 and $89 as of December 31, 2009 and 2008, respectively.
The following table presents the classification and carrying amount of loaned securities and derivative instruments collateral pledged.

	December 31,	December 31,
	2009	2008
Fixed maturities	$891	$3,263
Equity securities, AFS	—	10
Short-term investments	14	618

Total loaned securities and collateral pledged	$905	$3,891

As of December 31, 2009 and 2008, the Company had accepted collateral with a fair value of $1.0 billion and $6.9 billion, respectively, of which $931 and $6.3 billion, respectively, was cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with a corresponding amount predominately recorded in other liabilities. Included in this cash collateral was $888 and $3.4 billion for derivative cash collateral as of December 31, 2009 and 2008, respectively. The Company offsets the fair value amounts, income accruals and cash collateral held related to derivative instruments, as discussed above in the “Significant Derivative Instruments Accounting Policies” section and accordingly a portion of the liability associated with the derivative cash collateral was reclassed out of other liabilities and into other assets of $149 and $574 as of December 31, 2009 and 2008, respectively. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2009 and 2008, noncash collateral accepted was held in separate custodial accounts and were not included in the Company’s Consolidated Balance Sheets.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2009 and 2008, the fair value of securities on deposit was approximately $1.4 billion and $1.3 billion, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance
Accounting Policy
Through both facultative and treaty reinsurance agreements, the Company cedes a share of the risks it has underwritten to other insurance companies. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten.
Reinsurance accounting is followed for ceded and assumed transactions when risk transfer provisions have been met. If the ceded transactions do not provide risk transfer, the Company accounts for these transactions as financing transactions. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss to the reinsurer.
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
The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures and provide surplus relief. Such transfers do not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Hartford’s property and casualty reinsurance is placed with reinsurers that meet strict financial criteria established by a credit committee. As of December 31, 2009, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Life
In accordance with normal industry practice, Life is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2009 and 2008, the Company’s policy for the largest amount of life insurance retained on any one life by the life operations was $10.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2009	2008	2007
Gross fee income, earned premiums and other	$9,448	$10,441	$10,675
Reinsurance assumed	162	263	273
Reinsurance ceded	(484)	(421)	(405)

Net fee income, earned premiums and other	$9,126	$10,283	$10,543

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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $305, $331 and $89 for the years ended December 31, 2009, 2008 and 2007, respectively. Life also assumes reinsurance from other insurers.
In addition, the Company reinsures a portion of the U.S minimum death benefit guarantees, Japan’s guaranteed minimum death and income benefits, as well as guaranteed minimum withdrawal benefits, offered in connection with its variable annuity contracts.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance (continued)
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
Premiums Written	2009	2008	2007
Direct	$10,185	$10,831	$11,281
Assumed	238	218	205
Ceded	(712)	(818)	(1,046)

Net	$9,711	$10,231	$10,440

Premiums Earned
Direct	$10,386	$10,999	$11,396
Assumed	253	216	204
Ceded	(778)	(877)	(1,104)

Net	$9,861	$10,338	$10,496

Ceded losses, which reduce losses and loss adjustment expenses incurred, were $286, $384, and $187 for the years ended December 31, 2009, 2008, and 2007, respectively.
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
The allowance for uncollectible reinsurance was $335 and $379 as of December 31, 2009 and 2008, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Accounting Policy
Life capitalizes acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance contracts. Life’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits, related to most universal life-type contracts (including variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets, such as, sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum income and universal life secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and hedging costs.
Prior to the second quarter of 2009, the Company determined EGPs using the mean derived from stochastic scenarios that had been calibrated to the estimated separate account return. The Company also completed a comprehensive assumption study, in the third quarter of each year, and revised best estimate assumptions used to estimate future gross profits when the EGPs in the Company’s models fell outside of an independently determined reasonable range of EGPs. The Company also considered, on a quarterly basis, other qualitative factors such as product, regulatory and policyholder behavior trends and would revise EGPs if those trends were expected to be significant.
Beginning with the second quarter of 2009, the Company now determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This DAC Unlock for future separate account returns is determined each quarter.
In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. Upon completion of an assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as, the death and other insurance benefit reserving model.
All assumption changes that affect the estimate of future EGPs including: the update of current account values; the use of the RTM estimation technique; or policyholder behavior assumptions, are considered an Unlock in the period of revision. An Unlock adjusts the DAC, SIA, URR and death and other insurance benefit reserve balances in the Consolidated Balance Sheets with an offsetting benefit or charge in the Consolidated Statements of Operations in the period of the revision. An Unlock that results in an after-tax benefit generally occurs as a result of actual experience or future expectations of product profitability being favorable compared to previous estimates. An Unlock that results in an after-tax charge generally occurs as a result of actual experience or future expectations of product profitability being unfavorable compared to previous estimates.
An “Unlock” revises EGPs to reflect current best estimate assumptions. The Company also tests the aggregate recoverability of DAC by comparing the existing DAC balance to the present value of future EGPs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
Results
Changes in the DAC balance are as follows:

	2009	2008	2007
Balance, January 1	$11,988	$10,514	$9,071
Cumulative effect of accounting change, pre-tax [1] [4]	(78)	—	(79)

Balance, January 1, as adjusted	11,910	10,514	8,992
Deferred Costs	784	1,548	2,059
Amortization — DAC	(1,191)	(1,023)	(1,212)
Amortization — Unlock, pre-tax [2]	(1,010)	(1,153)	327
Adjustments to unrealized gains and losses on securities available-for-sale and other [3]	(1,031)	1,754	230
Effect of currency translation	(39)	348	118

Balance, December 31	$9,423	$11,988	$10,514

[1]	The Company’s cumulative effect of accounting change includes an additional $(1), pre-tax, related to SIA.

[2]
The most significant contributor to the Unlock amount recorded for the year ended 2009 was a result of actual separate account returns being significantly below our aggregated estimated return for the period from October 1, 2008 to March 31, 2009, offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009.

[3]	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2009.

[4]
The effect of adopting new accounting guidance for investments other than temporarily impaired resulted in an increase to retained earnings and, as a result, a DAC charge of $78. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of new accounting guidance for investments other-than-temporarily impaired.

Estimated future net amortization expense of present value of future profits for the succeeding five years is as follows:

For the years ended December 31,
2010	$38
2011	34
2012	31
2013	28
2014	25
Property & Casualty
Accounting Policy
The Property & Casualty operations incur costs, including commissions, premium taxes and certain underwriting and policy issuance costs that vary with and are related primarily to the acquisition of property and casualty insurance business. These costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. For the years ended December 31, 2009, 2008 and 2007, no amount of deferred policy acquisition costs was charged to expense based on the determination of recoverability.
Results
Changes in deferred policy acquisition costs are as follows:

	2009	2008	2007
Balance, January 1	$1,260	$1,228	$1,197
Deferred costs	2,069	2,127	2,135
Amortization	(2,066)	(2,095)	(2,104)

Balance, December 31	$1,263	$1,260	$1,228

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event has occurred. The goodwill impairment test follows a two step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.
The carrying amount of goodwill allocated to reporting segments as of December 31 is shown below.

	December 31, 2009			December 31, 2008
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Life
Retail	$581	$(422)	$159	$581	$(422)	$159
Individual Life	224	—	224	224	—	224
Retirement Plans	87	—	87	79	—	79

Total Life	892	(422)	470	884	(422)	462
Property & Casualty
Personal Lines	119	—	119	119	—	119
Specialty Commercial	30	—	30	30	—	30

Total Property & Casualty	149	—	149	149	—	149
Corporate	940	(355)	585	772	(323)	449

Total Goodwill	$1,981	$(777)	$1,204	$1,805	$(745)	$1,060

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
The Company completed its annual goodwill assessment for the remaining individual reporting units within Life and Property & Casualty as of January 1, 2009 and September 30, 2009, respectively, which resulted in no additional write-downs of goodwill for the year ended December 31, 2009.
In 2008, the Company completed three acquisitions that resulted in additional goodwill of $79 in the Retirement Plans reporting unit. The Company recorded a purchase price adjustment in 2009 associated with these acquisitions resulting in additional goodwill of $8.
The Company’s interim goodwill impairment test for the year ended December 31, 2008, resulted in a pre-tax impairment charge of $422 in the Individual Annuity reporting unit within Retail and $323 within the Individual Annuity and International reporting units of Corporate. The impairment charges taken in 2008 were primarily due to the Company’s estimate of the International and Individual Annuity reporting units’ fair values falling significantly below the related book values. The fair values of these reporting units declined as the statutory capital and surplus risks associated with the death and living benefit guarantees sold with products offered by these reporting units increased. These concerns had a comparable impact on the Company’s share price. The determination of fair values for the Individual Annuity and International reporting units incorporated multiple inputs including discounted cash flow calculations, market participant assumptions and the Company’s share price.
The Company’s goodwill impairment test performed for the year ended December 31, 2007 resulted in no write-downs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets (continued)
Other Intangible Assets
The following table shows the Company’s acquired intangible assets that continue to be subject to amortization and aggregate amortization expense, net of interest accretion, if any. Acquired intangible assets are included in other assets in the Consolidated Balance Sheets. Except for goodwill, the Company has no intangible assets with indefinite useful lives.

	December 31, 2009		December 31, 2008
		Accumulated Net		Accumulated Net
Acquired Intangible Assets	Gross	Amortization	Gross	Amortization
Renewal rights	$—	$—	$22	$21
Distribution agreements	71	16	70	11
Servicing intangibles	13	1	14	1
Other	6	1	15	14

Total Acquired Intangible Assets	$90	$18	$121	$47

In 2009, the Company completed two acquisitions that resulted in additional acquired intangible assets of $1 in distribution agreements and $5 in other. In 2009, the Company fully amortized acquired intangible assets in renewal rights and other of $22 and $14, respectively.
Net amortization expense for the years ended December 31, 2009, 2008 and 2007 was $8, $8 and $9, respectively, and included in other expense in the Consolidated Statement of Operations. As of December 31, 2009, the weighted average amortization period was 13 years for distribution agreements, 20 years for servicing intangibles and 8 years for other and 13 years for total acquired intangible assets.
The following is detail of the net acquired intangible asset activity for the years ended December 31, 2009, 2008 and 2007, respectively.

	Renewal	Distribution	Servicing
	Rights	Agreement	Intangibles	Other	Total

For the year ended December 31, 2009

Balance, beginning of year	$1	$59	$13	$1	$74
Acquisition of businesses	—	1	—	5	6
Amortization, net of the accretion of interest	(1)	(5)	(1)	(1)	(8)

Balance, end of year	$—	$55	$12	$5	$72

For the year ended December 31, 2008

Balance, beginning of year	$2	$65	$—	$—	$67
Acquisition of businesses	—	—	14	1	15
Amortization, net of the accretion of interest	(1)	(6)	(1)	—	(8)

Balance, end of year	$1	$59	$13	$1	$74

For the year ended December 31, 2007

Balance, beginning of year	$2	$—	$—	$4	$6
Distribution agreement	—	70	—	—	70
Amortization, net of the accretion of interest	—	(5)	—	(4)	(9)

Balance, end of year	$2	$65	$—	$—	$67

For the years ended December 31, 2009 and 2008, the Company did not capitalize any costs to extend or renew the term of a recognized intangible asset. For the year ended December 31, 2007, the Company incurred renewal costs of $70 for the exclusive right to market certain Property & Casualty insurance business to AARP members for the period January 1, 2007 to January 1, 2020. These costs were capitalized as an intangible asset and are being amortized over the thirteen year period the asset is expected to contribute to the Company’s cash flows.
Estimated future net amortization expense for the succeeding five years is as follows:

For the years ended December 31,
2010	$7
2011	7
2012	8
2013	6
2014	7
For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 7.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
Accounting Policy
The Company records the variable portion of individual variable annuities, 401(k), institutional, 403(b)/457, private placement life and variable life insurance products within separate accounts. Separate account assets are reported at fair value and separate account liabilities are reported at amounts consistent with separate account assets. Investment income and gains and losses from those separate account assets accrue directly to the policyholder, who assumes the related investment risk, and are offset by the related liability changes reported in the same line item in the Consolidated Statements of Operations. The Company earns fees for investment management, certain administrative expenses, and mortality and expense risks assumed which are reported in fee income.
Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”), offered with variable annuity contracts, or secondary guarantee benefits offered with universal life (“UL”) insurance contracts. GMDBs and GMIBs have been written in various forms as described in this note. UL secondary guarantee benefits ensure that the universal life policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. These death and other insurance benefit features require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected assessments. The liability is accrued as actual assessments are recorded. The expected present value of benefits and assessments are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on DAC Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the DAC Unlock, see Note 7.
The Company reinsures a portion of its in-force GMDB and UL secondary guarantees. The death and other insurance benefit reserves, net of reinsurance, are established by estimating the expected value of net reinsurance costs and death and other insurance benefits in excess of the projected account balance. The additional death and other insurance benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments.
U.S. GMDB, Japan GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, Japan GMDB/GMIB, and UL secondary guarantee benefits are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2009	$870	$229	$40
Incurred	298	91	41
Paid	(457)	(117)	—
Unlock	522	341	(5)
Currency translation adjustment	—	36	—

Liability balance as of December 31, 2009	$1,233	$580	$76

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $787 as of December 31, 2009. The reinsurance recoverable asset related to the Japan GMDB was $37 as of December 31, 2009. The reinsurance recoverable asset related to the UL Secondary Guarantees was $22 as of December 31, 2009.

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

During 2009, 2008 and 2007, there were no gains or losses on transfers of assets from the general account to the separate account.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table summarizes GMDBs and GMIBs as of December 31, 2009:
Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net
	Account	Net Amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”)	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$27,423	$8,408	$2,461	67
With 5% rollup [2]	1,868	664	259	67
With Earnings Protection Benefit Rider (EPB) [3]	6,567	1,409	140	63
With 5% rollup & EPB	784	224	45	66

Total MAV	36,642	10,705	2,905
Asset Protection Benefit (“APB”) [4]	28,612	5,508	3,535	64
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,330	214	214	62
Reset [6] (5-7 years)	3,790	490	486	67
Return of Premium (“ROP”) [7] /Other	21,446	1,445	1,405	64

Subtotal U.S. GMDB [8]	91,820	$18,362	$8,545	65
Less: General Account Value with U.S. GMDB	6,802

Subtotal Separate Account Liabilities with GMDB	85,018

Separate Account Liabilities without U.S. GMDB	65,376

Total Separate Account Liabilities	$150,394

Japan GMDB and GMIB [9]	$30,521	$6,335	$5,238	68

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

[2]
Rollup GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.

[3]
EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV and net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $28.6 billion and $30.6 billion as of December 31, 2009 and 2008, respectively. The GRB related to the Japan GMAB and GMWB was $(648) and $567 as of December 31, 2009 and 2008, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2009, 59% of the AV and 52% of RNAR is reinsured to a Hartford affiliate.

[10]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

Account balances of contracts with GMDBs and GMIBs were invested in variable separate accounts as follows:

Asset type	As of December 31, 2009	As of December 31, 2008
Equity securities (including mutual funds) [1]	$75,720	$63,114
Cash and cash equivalents	9,298	10,174

Total	$85,018	$73,288

[1]
As of December 31, 2009 and December 31, 2008, approximately 16% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 84%, respectively, were invested in equity securities.

See Note 4a for further information on guaranteed living benefits that are accounted for at fair value such as GMWB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Sales Inducements
Accounting Policy
The Company offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. The Company unlocks the amortization of the sales inducement asset consistent with the DAC Unlock. For further information on the DAC Unlock, see Note 7.
Deferred Sales Inducements
Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2009	2008
Balance, January 1	$553	$467
Sales inducements deferred	59	151
Amortization charged to income	(105)	(21)
Amortization — Unlock	(69)	(44)

Balance, end of period, December 31	$438	$553

11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Life Accounting Policy
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
Liabilities for the Company’s group life and disability contracts, as well as its individual term life insurance policies, include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims, as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Life Reserve Development
Life’s reserve development resulting primarily from group disability products is as follow:

	For the years ended December 31,
	2009	2008	2007
Beginning liabilities for life unpaid losses and loss adjustment expenses-gross	$6,066	$6,028	$5,877
Reinsurance recoverables	231	261	236

Beginning liabilities for life unpaid losses and loss adjustment expenses	5,835	5,767	5,641
Add provision for life unpaid losses and loss adjustment expenses
Current year	3,244	3,243	3,186
Prior years	(88)	(118)	(125)

Total provision for life unpaid losses and loss adjustment expenses	3,156	3,125	3,061
Less payments
Current year	1,580	1,554	1,470
Prior years	1,493	1,503	1,465

Total payments	3,073	3,057	2,935

Ending liabilities for life unpaid losses and loss adjustment expenses, net	5,918	5,835	5,767
Reinsurance recoverables	213	231	261

Ending liabilities for life unpaid losses and loss adjustment expenses-gross	$6,131	$6,066	$6,028

The favorable prior year claim development in 2009, 2008 and 2007 was principally due to continued disability and waiver claims management.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is as follows:

	2009	2008
Group Life Term, Disability and Accident unpaid losses and loss adjustment expenses	$6,131	$6,066
Group Life Other unpaid losses and loss adjustment expenses	232	253
Individual Life unpaid losses and loss adjustment expenses	123	123
Future Policy Benefits	11,494	10,305

Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	$17,980	$16,747

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Property and Casualty Accounting Policy
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
Most of the Company’s property and casualty reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. Structured settlements are agreements that provide fixed periodic payments to claimants and include annuities purchased to fund unpaid losses for permanently disabled claimants and, prior to 2008, agreements that funded loss run-offs for unrelated parties. Most of the annuities have been purchased from Life and these structured settlements are recorded at present value as annuity obligations of Life, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. If not funded through an annuity, reserves for certain indemnity payments due to permanently disabled claimants under workers’ compensation policies are recorded as property and casualty reserves and were discounted to present value at an average interest rate of 5.0% in 2009 and 5.4% in 2008. As of December 31, 2009 and 2008, property and casualty reserves were discounted by a total of $511 and $488, respectively. The current accident year benefit from discounting property and casualty reserves was $40 in 2009, $38 in 2008 and $46 in 2007. Contributing to the decrease in the benefit from discounting over the past three years has been a reduction in the discount rate, reflecting a lower risk-free rate of return over that period. Accretion of discounts for prior accident years totaled $24 in 2009, $26 in 2008, and $31 in 2007. For annuities issued by Life to fund certain P&C workers’ compensation indemnity payments where the claimant has not released the P&C Company of its obligation, Life has recorded annuity obligations totaling $924 as of December 31, 2009 and $945 as of December 31, 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Property and Casualty Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities for property and casualty unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2009	2008	2007
Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$21,933	$22,153	$21,991
Reinsurance and other recoverables	3,586	3,922	4,387

Beginning liabilities for property and casualty unpaid losses and loss adjustment expenses-net	18,347	18,231	17,604

Add provision for property & casualty unpaid losses and loss adjustment expenses
Current year	6,596	6,933	6,869
Prior years	(186)	(226)	48

Total provision for property and casualty unpaid losses and loss adjustment expenses	6,410	6,707	6,917

Less payments
Current year	2,776	2,888	2,563
Prior years	3,771	3,703	3,727

Total payments	6,547	6,591	6,290

Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-net	18,210	18,347	18,231
Reinsurance and other recoverables	3,441	3,586	3,922

Ending liabilities for property and casualty unpaid losses and loss adjustment expenses-gross	$21,651	$21,933	$22,153

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty businesses at December 31, 2009 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve re-estimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity. For a further discussion, see Note 12.
Examples of current trends affecting frequency and severity include increases in medical cost inflation rates, the changing use of medical care procedures, the introduction of new products and changes in internal claim practices. Other trends include changes in the legislative and regulatory environment over workers’ compensation claims and evolving exposures to claims relating to molestation or abuse and other mass torts. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.
Net favorable reserve development of $186 in 2009 included, among other reserve changes, a $127 release of reserves for directors’ and officers’ claims and errors and omissions claims for accident years 2003 to 2008, a $112 release of general liability claims, primarily related to accident years 2003 to 2007 and a $92 release of workers’ compensation reserves, partially offset by a $213 strengthening of asbestos and environmental reserves. Net favorable reserve development of $226 in 2008 included, among other reserve changes, a $156 release of workers’ compensation reserves primarily for accident years 2000 to 2007, a $105 release of general liability claims, primarily related to accident years 2001 to 2007, and a $75 release of reserves for directors and officers claims and errors and omissions claims for accident years 2003 to 2006, partially offset by a $103 strengthening of asbestos and environmental reserves. Among other reserve changes, net unfavorable reserve development of $48 in 2007 included a $151 release of workers’ compensation reserves for accident years 2002 to 2006, a $79 strengthening of workers’ compensation and general liability reserves for accident years more than 20 years old and a charge of $99 principally as a result of an adverse arbitration decision involving claims owed to an insurer of the Company’s former parent.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies
Accounting Policy
Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes reserves for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated reserve at the low end of the range of losses.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, an adverse outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1971 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court has dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further has declined to exercise supplemental jurisdiction over the state law claims, has dismissed those state law claims without prejudice, and has closed both cases. The plaintiffs have appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims.
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and intends to defend this action vigorously.
In May 2009, The Hartford reached an agreement in principle to settle, for an immaterial amount, two consolidated securities actions filed in the United States District Court for the District of Connecticut asserting claims on behalf of a putative class of shareholders alleging that the Company and certain of its executive officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing to disclose to the investing public that The Hartford’s business and growth was predicated on the unlawful activity alleged in the New York Attorney General’s complaint against Marsh. A stipulation of settlement received final court approval in December 2009, and the case was dismissed with prejudice.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
In July 2009, The Hartford reached an agreement in principle to settle, for an immaterial amount, two consolidated derivative actions filed in the United States District Court for the District of Connecticut by shareholders on behalf of the Company against its directors and an additional executive officer alleging that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. The settlement received preliminary court approval in January 2010. A final approval hearing is scheduled for March 2010.
Investment and Savings Plan ERISA Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. The Company disputes the allegations and intends to defend this action vigorously.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The plaintiffs seek compensatory damages, punitive damages, pre-judgment interest, attorney’s fees and costs, and injunctive or other equitable relief. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. A trial on liability and the methodology for computing class-wide damages is scheduled to commence in September 2010. It is possible that an adverse outcome could have a material adverse effect on the Company’s financial condition, consolidated results of operations or cash flows. The Company is defending this litigation vigorously.
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
Shareholder Demand — Like the boards of directors of many other companies, The Hartford’s Board of Directors (the “Board”) has received a demand from SEIU Pension Plans Master Trust, which purports to be a current holder of the Company’s common stock. The demand requests the Board to bring suit to recover alleged excessive compensation paid to senior executives of the Company from 2005 through the present and to change the Company’s executive compensation structure. The Board investigated the allegations in the demand and, in December 2009, communicated to SEIU the Board’s determination that there is no basis for the Company to assert the requested claims and such claims would not be in the best interest of shareholders or the Company.

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
Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and expenses related to environmental and particularly asbestos claims. The degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures.
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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for its asbestos and environmental exposures. For this reason, the Company relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new account information in assessing its potential asbestos and environmental exposures. The Company supplements this exposure-based analysis with evaluations of the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
As of December 31, 2009 and December 31, 2008, the Company reported $1.9 billion and $1.9 billion of net asbestos reserves and $312 and $275 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.

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
Lease Commitments
The total rental expense on operating leases was $154, $172 and $179 in 2009, 2008 and 2007, respectively, which excludes sublease rental income of $2, $1 and $4 in 2009, 2008 and 2007, respectively. Future minimum lease commitments are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2010	$73	$130
2011	—	105
2012	—	63
2013	—	37
2014	—	18
Thereafter	—	39

Total minimum lease payments [1]	$73	$392
Amounts representing interest	(5)

Present value of net minimum lease payments	68
Current portion of capital lease obligation	(68)

Total	$—

[1]	Excludes expected future minimum sublease rental income of approximately $3, $2 and $1 in 2010, 2011 and 2012, respectively.
The Company’s lease commitments consist primarily of lease agreements on office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. The leases are predominantly operating leases except for a building lease agreement that was classified as a capital lease in 2007. Capital lease assets are included in property and equipment.
In November 2007, the Company entered into a firm commitment to purchase certain furniture and fixtures which were subject to a sale leaseback agreement and recorded a capital lease of $14. This purchase was completed in June 2008.
In May 2007, the Company entered into a firm commitment to purchase office buildings and recorded a capital lease of $114. This purchase was completed in January 2010. See Note 14 for further information on capital lease obligations.
Unfunded Commitments
As of December 31, 2009, the Company has outstanding commitments totaling approximately $1.2 billion, of which approximately $886 is committed to fund limited partnership and other alternative investments. These capital commitments may be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with private placement securities and mortgage loans. These have a commitment period of one month to three years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Guaranty Fund and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state.
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2009 and 2008, the liability balance was $111 and $128, respectively. As of December 31, 2009 and 2008, $18 and $17, respectively, related to premium tax offsets were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the insurance operating entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the insurance operating entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the insurance operating entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2009, is $655. Of this $655, the insurance operating entities have posted collateral of $591 in the normal course of business. Based on derivative market values as of December 31, 2009, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $50 to be posted as collateral. Based on derivative market values as of December 31, 2009, a downgrade by either Moody’s or S&P of two levels below the insurance operating entities’ current financial strength ratings could require approximately an additional $70 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

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
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2009	2008	2007
Income Tax Expense (Benefit)
Current — U.S. Federal	$502	$(247)	$436
— International	—	—	—

Total current	502	(247)	436

Deferred — U.S. Federal Excluding NOL Carryforward	(1,580)	(1,574)	473
— Net Operating Loss Carryforward	712	(742)	—
— International	(475)	721	147

Total deferred	(1,343)	(1,595)	620

Total income tax expense (benefit)	$(841)	$(1,842)	$1,056

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2009	2008
Tax discount on loss reserves	$682	$725
Tax basis deferred policy acquisition costs and reserves	641	703
Unearned premium reserve and other underwriting related reserves	401	405
Investment-related items	1,718	2,000
Employee benefits	494	419
Net unrealized losses on investments	1,581	4,265
Minimum tax credit	1,102	641
Capital loss carryover	535	195
Net operating loss carryover	86	850
Other	66	25

Total Deferred Tax Assets	7,306	10,228
Valuation Allowance	(86)	(75)

Deferred Tax Assets, Net of Valuation Allowance	7,220	10,153

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(3,179)	(4,816)
Other depreciable & amortizable assets	(43)	(13)
Other	(58)	(85)

Total Deferred Tax Liabilities	(3,280)	(4,914)

Net Deferred Tax Asset	$3,940	$5,239

The Company had a current income tax payable of $216 as of December 31, 2009 and a current tax receivable of $539 as of December 31, 2008. The Company’s net deferred tax asset includes a net deferred tax liability of $849 and $1,458 for Japan in 2009 and 2008, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax (continued)
In management’s judgment, the net deferred tax asset will more likely than not be realized. Included in the deferred tax asset is the expected tax benefit attributable to net operating losses of $308, consisting of U.S. losses of $18, which expire from 2012-2021, and foreign losses of $290. The foreign losses have no expiration. A valuation allowance of $86 has been recorded which consists of $6 related primarily to U.S and $80 related to foreign operations. No valuation allowance has been recorded for realized or unrealized losses. In assessing the need for a valuation allowance, management considered taxable income in prior carryback years, future taxable income and tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. However, we anticipate limited ability, going forward, to recognize a full tax benefit on realized losses which will result in additional valuation allowances. Additionally, if interest rates rise, we may also experience an increased likelihood of recording a valuation allowance on previously recognized realized capital losses.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. During the first quarter of 2009, the Company received notification of the approval by the Joint Committee on Taxation of the results of the 2002 through 2003 examination. As a result, the Company recorded a tax benefit of $7. The IRS examination of 2004 through 2006 was concluded in the fourth quarter of 2009. As a result, the Company recorded a tax benefit of $20. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations. The Company does not anticipate that any of these items will result in a significant change in the balance of unrecognized tax benefits within 12 months. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2009	2008	2007
Balance, at January 1	$91	$76	$8
Additions based on tax positions related to the current year	—	27	33
Additions for tax positions for prior years	—	—	35
Reductions for tax positions for prior years	(35)	(12)	—
Settlements	(8)	—	—

Balance, at December 31	$48	$91	$76

The entire balance, if it were recognized, would affect the effective tax rate.
The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $7, $0, and $1 in interest expense. The Company had approximately $8 and $1 of interest accrued at December 31, 2009 and 2008, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2009	2008	2007
Tax provision at U.S. Federal statutory rate	$(605)	$(1,607)	$1,402
Tax-exempt interest	(149)	(161)	(157)
Dividends received deduction	(188)	(191)	(170)
Nondeductible costs associated with warrants	78	—	—
Goodwill	12	113	—
Other	11	4	(19)

Provision for income taxes	$(841)	$(1,842)	$1,056

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt
The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) or Hartford Life, Inc. (“HLI”) and are unsecured obligations of HFSG Holding Company or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI. In addition to HFSG Holding Company and HLI, The Hartford acquired $5 in junior subordinated debt of Federal Trust Corporation, see Note 22.
The following table presents short-term and long-term debt by issuance as of December 31, 2009 and 2008.

Short-Term Debt	2009	2008
Commercial paper	$—	$374
Current maturities of long-term debt and capital lease obligations	343	24

Total Short-Term Debt	$343	$398

Long-Term Debt
Senior Notes and Debentures
7.9% Notes, due 2010	$—	$275
5.25% Notes, due 2011	400	400
4.625% Notes, due 2013	320	319
4.75% Notes, due 2014	199	199
7.3% Notes, due 2015	200	200
5.5% Notes, due 2016	300	300
5.375% Notes, due 2017	499	499
6.3% Notes, due 2018	500	500
6.0% Notes, due 2019	499	499
7.65% Notes, due 2027	149	148
7.375% Notes, due 2031	92	92
5.95% Notes, due 2036	298	298
6.1% Notes, due 2041	323	323

Total Senior Notes and Debentures	3,779	4,052

Junior Subordinated Debentures
3 month LIBOR plus 295 basis points, Notes due 2033	5	—
8.125% Notes, due 2068	500	500
10.0% Notes, due 2068	1,212	1,203

Total Junior Subordinated Debentures	1,717	1,703

Capital lease obligations	—	68

Total Long-Term Debt	$5,496	$5,823

The effective interest rate on the 6.1% senior notes due 2041 is 7.9%, on the 3 month LIBOR plus 295 basis points junior subordinated debentures due 2033 is 3.0%, and on the 10.0% junior subordinated debentures due 2068 is 15.3%. The effective interest rate on the remaining notes does not differ materially from the stated rate.
Interest Expense
The following table presents interest expense incurred for 2009, 2008 and 2007, respectively.

	For the years ended December 31,
	2009	2008	2007
Short-term debt	$3	$11	$13
Long-term debt	473	332	250

Total interest expense	$476	$343	$263

The weighted-average interest rate on commercial paper was 2.4%, 2.9% and 5.1% for 2009, 2008 and 2007, respectively.
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
For a discussion of the 10.0% junior subordinated debentures due 2068, see Note 21.
Long-Term Debt Maturities
The following table reflects the Company’s long-term debt maturities, excluding capital lease obligations.

2010	$275
2011	400
2012	—
2013	320
2014	200
Thereafter	5,205
Capital Lease Obligations
The Company recorded capital leases of $68 and $92 in 2009 and 2008, respectively. Capital lease obligations are included in long-term debt, except for the current maturities, which are included in short-term debt, in the Consolidated Balance Sheet as of December 31, 2009 and 2008, respectively. See Note 12 for further information on capital lease commitments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the ABC Trust. As of December 31, 2009, The Hartford has not exercised its right to require ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2009	2008	2009	2008
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$374
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	1,900	—	—

Total Commercial Paper and Revolving Credit Facility			$3,900	$3,900	$—	$374

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2009, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At December 31, 2009, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $22.9 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At December 31, 2009, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 15.3%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2009, the Company was in compliance with all such covenants.
The Hartford’s Life Japan operations also maintain a line of credit in the amount of $54, or ¥5 billion, which expires January 4, 2011 in support of the subsidiary operations.
Consumer Notes
In 2008, the Company made the decision to discontinue future issuances of consumer notes; this decision does not impact consumer notes currently outstanding. Institutional began issuing consumer notes through its Retail Investor Notes Program in September 2006. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risk in accordance with Company policy.
As of December 31, 2009 and 2008, $1,136 and $1,210, respectively, of consumer notes were outstanding. As of December 31, 2009, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2009 rates, notes indexed to the consumer price index plus 80 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of consumer notes are as follows: $24 in 2010, $120 in 2011, $274 in 2012, $200 in 2013, and $518 thereafter. For 2009, 2008 and 2007, interest credited to holders of consumer notes was $51, $59 and $11, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity
Increase in Authorized Common Shares
On May 27, 2009, at the Company’s annual meeting of shareholders, shareholders approved an increase in the aggregate authorized number of shares of common stock from 750 million to 1.5 billion.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized, see Note 21 for a discussion of Allianz SE’s investment in The Hartford and discussion below on the Company’s participation in the Capital Purchase Program.
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
Cumulative dividends on the Series E Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The Series E Preferred Stock has no maturity date and ranks senior to the Company’s common stock. The Series E Preferred Stock is non-voting. Pursuant to our agreement with Treasury in connection with Treasury’s CPP investment in the Company, prior to the earlier of June 26, 2012 and the date on which the Series E Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series E Preferred Stock to non-affiliates, the Company may not, without the consent of Treasury, declare or pay a regular cash dividend for an amount greater than $0.05 per quarter.
The Company may redeem the Series E Preferred Stock with the consent of the Office of Thrift Supervision, after consultation with Treasury.
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
The individual fair values were then used to record the Preferred Stock and associated warrants on a relative fair value basis of $2.9 billion and $480, respectively. The warrants of $480 were recorded to additional paid-in capital as permanent equity. The preferred stock amount was recorded at the liquidation value of $1,000 per share or $3.4 billion, net of discount of $480. The discount is being amortized over a five-year period from the date of issuance, using the effective yield method and is recorded as a direct reduction to retained earnings and deducted from income available to common stockholders in the calculation of earnings per share. The amortization of discount totaled $40 for the year ended December 31, 2009.
Discretionary Equity Issuance Program
On June 12, 2009, the Company announced that it had commenced a discretionary equity issuance program, and in accordance with that program entered into an equity distribution agreement pursuant to which it would offer up to 60 million shares of its common stock from time to time for aggregate sales proceeds of up to $750.
On August 5, 2009, the Company increased the aggregate sales proceeds from $750 to $900.
On August 6, 2009, the Company announced the completion of the discretionary equity issuance program. The Hartford issued 56.1 million shares of common stock and received net proceeds of $887 under this program.
Stock Repurchase Program
The Board has authorized a $1 billion stock repurchase program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, restrictions arising from the Company’s participation in the CPP, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board at any time. The Hartford has $807 remaining for stock repurchase under this program.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary, see Note 5 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest due to seed money investments. The Company records noncontrolling interest as a component of equity. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Consolidated Statement of Changes in Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
Statutory Results (unaudited)
The domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.
The statutory net income (loss) amounts for the years ended December 31, 2008 and 2007, and the statutory surplus amounts as of December 31, 2008 and 2007 in the table below are based on actual statutory filings with the applicable U.S. regulatory authorities. The statutory net income amounts for the year ended December 31, 2009 and the statutory surplus amounts as of December 31, 2009 are estimates, as the respective 2009 statutory filings have not yet been made.

	For the years ended December 31,
Statutory Net Income (Loss)	2009	2008	2007
Life operations	$1,928	$(4,553)	$729
Property & Casualty operations	889	497	1,803

Total	$2,817	$(4,056)	$2,532

	As of December 31,
Statutory Surplus	2009	2008
Life Operations, includes domestic captive insurance subsidiaries	$7,287	$6,046
Property & Casualty Operations, excluding non-Property & Casualty subsidiaries	7,364	6,012

Total	$14,651	$12,058

The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $1,311 and $1,718 as of December 31, 2009 and 2008, respectively.
The Company received approval from the Connecticut Insurance Department regarding the use of two permitted practices in the statutory financial statements of its Connecticut-domiciled life insurance subsidiaries as of December 31, 2008. The first permitted practice related to the statutory accounting for deferred income taxes. Specifically, this permitted practice modified the accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one year to three years and increasing the asset recognition limit from 10% to 15% of adjusted statutory capital and surplus. The benefits of this permitted practice were not considered by the Company when determining surplus available for dividends. The second permitted practice related to the statutory reserving requirements for variable annuities with guaranteed living benefit riders. Actuarial guidelines prescribed by the NAIC required a stand-alone asset adequacy analysis reflecting only benefits, expenses and charges that are associated with the riders for variable annuities with guaranteed living benefits. The permitted practice allowed for all benefits, expenses and charges associated with the variable annuity contract to be reflected in the stand-alone asset adequacy test. These permitted practices resulted in an increase to Life operations statutory surplus of $987 as of December 31, 2008. The effects of these permitted practices were included in the 2008 Life operations surplus amount in the table above.
In December, 2009 the NAIC issued SSAP 10R which codified the three year realization period and 15% of adjusted statutory capital and surplus recognition limits for accounting for deferred tax assets for both life and property and casualty companies. SSAP 10R will expire for periods after December 31, 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2010 without prior approval from the applicable insurance commissioner. Statutory dividends from the Company’s life insurance subsidiaries in 2010 require prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2010. In 2009, HFSG Holding Company and HLI received $700 in dividends from the life insurance subsidiaries representing the movement of a life subsidiary to HFSG Holding Company, and HFSG Holding Company received $251 in dividends from its property-casualty insurance subsidiaries.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Accumulated Other Comprehensive Income (Loss), Net of Tax
The components of AOCI were as follows:

		Net Gain		Pension and
		(Loss) on	Foreign	Other	Accumulated
	Unrealized	Cash-Flow	Currency	Postretirement	Other
	Gain (Loss)	Hedging	Translation	Plan	Comprehensive
	on Securities	Instruments	Adjustments	Adjustment	Income (Loss)
For the year ended December 31, 2009

Balance, beginning of year	$(7,486)	$644	$222	$(900)	$(7,520)
Unrealized gain on securities [1] [2]	5,909	—	—	—	5,909
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	(224)	—	—	—	(224)
Cumulative effect of accounting change	(912)	—	—	—	(912)
Change in net gain on cash-flow hedging instruments [1] [3]	—	(387)	—	—	(387)
Change in foreign currency translation adjustments [1]	—	—	(23)	—	(23)
Change in pension and other postretirement plan adjustment [1]	—	—	—	(155)	(155)

Balance, end of year	$(2,713)	$257	$199	$(1,055)	$(3,312)

For the year ended December 31, 2008

Balance, beginning of year	$(359)	$(140)	$26	$(385)	$(858)
Unrealized loss on securities [1] [2]	(7,127)	—	—	—	(7,127)
Change in net loss on cash-flow hedging instruments [1] [3]	—	784	—	—	784
Change in foreign currency translation adjustments [1]	—	—	196	—	196
Change in pension and other postretirement plan adjustment [1]	—	—	—	(515)	(515)

Balance, end of year	$(7,486)	$644	$222	$(900)	$(7,520)

For the year ended December 31, 2007

Balance, beginning of year	$1,058	$(234)	$(120)	$(526)	$178
Unrealized loss on securities [1] [2]	(1,417)	—	—	—	(1,417)
Change in net loss on cash-flow hedging instruments [1] [3]	—	94	—	—	94
Change in foreign currency translation adjustments [1]	—	—	146	—	146
Change in pension and other postretirement plan adjustment [1]	—	—	—	141	141

Balance, end of year	$(359)	$(140)	$26	$(385)	$(858)

[1]
Included in the unrealized gain/loss balance as of December 31, 2009, 2008 and 2007 was net unrealized gains (losses) credited to policyholders of $(82), $(101) and $3, respectively. Included in the AOCI components were the following:

•	Unrealized gain/loss on securities is net of tax and Life deferred acquisition costs of $2,358, $(3,366), and $(718) for the years ended December 31, 2009, 2008 and 2007, respectively.
•
Change in other-than-temporary losses recognized in other comprehensive income is net of changes in the fair value and/or sales of non-credit impaired securities of $244 and net of tax and Life deferred acquisition costs of $215 for the year ended December 31, 2009.

•	Net gain (loss) on cash-flow hedging instruments is net of tax of $(208), $422, and $51 for the years ended December 31, 2009, 2008 and 2007, respectively.
•	Changes in foreign currency translation adjustments are net of tax of $(12), $106 and $79 for the years ended December 31, 2009, 2008 and 2007, respectively.
•	Change in pension and other postretirement plan adjustment is net of tax of $(86), $(276), and $48 for the years ended December 31, 2009, 2008 and 2007, respectively.

[2]	Net of reclassification adjustment for gains/losses realized in net income of $(1,202), $(2,876), and $(192) for the years ended for the years ended December 31, 2009, 2008 and 2007, respectively.

[3]	Net of amortization adjustment of $49, $(16), and $(20) to net investment income for the years ended December 31, 2009, 2008 and 2007, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
The Company maintains a qualified defined benefit pension plan (the “Plan”) that covers substantially all employees. Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the “cash balance formula”. Effective January 1, 2009, the Company began using a cash balance formula to calculate future pension benefits for services rendered on or after January 1, 2009 for all employees hired before January 1, 2001. These amounts are in addition to amounts earned by those employees through December 31, 2008 under the traditional final average pay formula.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 6.00% and 5.75% were the appropriate discount rates as of December 31, 2009 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 6.00% and 5.75% discount rates will also be used to determine the Company’s 2010 pension and other postretirement expense, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2009. This assumption will be used to determine the Company’s 2010 expense.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the years ended December 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Discount rate	6.00%	6.25%	5.75%	6.25%
Rate of increase in compensation levels	4.00%	4.25%	N/A	N/A

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s pension and other postretirement plans were as follows:

	For the year ended December 31,
	2009	2008	2007
Discount rate	6.25%	6.25%	5.75%
Expected long-term rate of return on plan assets	7.30%	7.30%	8.00%
Rate of increase in compensation levels	4.25%	4.25%	4.25%
Assumed health care cost trend rates were as follows:

	As of December 31,
	2009	2008	2007
Pre-65 Health care cost trend rate	9.05%	8.80%	9.30%
Post-65 Health care cost trend rate	7.60%	7.00%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2015	2013
Assumed health care cost trends have an effect on the amounts reported for the postretirement health care and life insurance benefit plans. Increasing/decreasing the health care trend rates by one percent each year would have the effect of decreasing/increasing the benefit obligation as of December 31, 2009 by $5 and the annual net periodic expense for the year then ended by $1.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2009, and 2008. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

			Other Postretirement
	Pension Benefits		Benefits
Change in Benefit Obligation	2009	2008	2009	2008
Benefit obligation — beginning of year	$3,938	$3,713	$384	$364
Service cost (excluding expenses)	105	121	6	6
Interest cost	243	230	24	23
Plan participants’ contributions	—	—	16	15
Actuarial loss (gain)	71	65	(5)	17
Change in assumptions	118	(2)	17	—
Benefits paid	(197)	(175)	(46)	(42)
Retiree drug subsidy	—	—	5	2
Foreign exchange adjustment	5	(14)	—	(1)

Benefit obligation — end of year	$4,283	$3,938	$401	$384

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2009	2008	2009	2008
Fair value of plan assets — beginning of year	$3,326	$3,957	$154	$170
Actual return on plan assets	184	(441)	21	(16)
Employer contributions	201	2	—	—
Benefits paid	(177)	(164)	—	—
Expenses paid	(13)	(14)	—	—
Foreign exchange adjustment	5	(14)	—	—

Fair value of plan assets — end of year	$3,526	$3,326	$175	$154

Funded status — end of year	$(757)	$(612)	$(226)	$(230)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
The fair value of assets for pension benefits, and hence the funded status, presented in the table above exclude assets of $140 and $126 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2009 and 2008, respectively. The assets do not qualify as plan assets and, therefore, have been excluded from the table above. The assets consist of equity and fixed income investments and are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. To the extent the fair value of these trusts were included in the table above, pension plan assets would have been $3,666 and $3,452 as of December 31, 2009 and 2008, respectively, and the funded status of pension benefits would have been $(617) and $(486) as of December 31, 2009 and 2008, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $4,252 and $3,914 as of December 31, 2009 and 2008, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2009 and 2008.

	December 31,
	2009	2008
Projected benefit obligation	$4,239	$3,893
Accumulated benefit obligation	4,209	3,869
Fair value of plan assets	3,471	3,275
Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Noncurrent assets	$12	$6	$—	$—
Current liabilities	(54)	(20)	(33)	(32)
Noncurrent liabilities	(715)	(598)	(193)	(198)

Total	$(757)	$(612)	$(226)	$(230)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Total net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$105	$121	$128	$6	$6	$7
Interest cost	243	230	209	24	23	21
Expected return on plan assets	(276)	(279)	(283)	(11)	(12)	(8)
Amortization of prior service credit	(9)	(9)	(13)	(1)	(1)	(6)
Amortization of actuarial loss	74	59	90	—	—	—

Net periodic benefit cost	$137	$122	$131	$18	$16	$14

Amounts recognized in other comprehensive loss for the years ended December 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Amortization of net loss	$(74)	$(59)	$—	$—
Amortization of prior service credit	9	9	1	1
Net loss/(gain) arising during the year	302	795	3	45

Total	$237	$745	$4	$46

Amounts in accumulated other comprehensive loss on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Net loss/(gain)	$1,681	$1,454	$9	$6
Prior service cost/(credit)	(39)	(49)	(1)	(2)
Transition obligation	—	—	1	1

Total	$1,642	$1,405	$9	$5

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $101 and $(9), respectively. The estimated prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is $(1). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 is $0, as the level of the actuarial net loss does not exceed the allowable amortization corridor.
Plan Assets
Investment Strategy and Target Allocation
The overall goal of the Plan is to maximize total investment returns to provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. With respect to asset management, the oversight responsibility of the Plan rests with the Hartford’s Pension Fund Trust and Investment Committee composed of individuals whose responsibilities include establishing overall objectives and the setting of investment policy; selecting appropriate investment options and ranges; reviewing the asset allocation mix and asset allocation targets on a regular basis; and monitoring performance to determine whether or not the rate of return objectives are being met and that policy and guidelines are being followed. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the Plan.
The Company’s pension plan and other postretirement benefit plans’ target allocation by asset category is presented in the table below. At the end of 2007, the Company changed the target allocation for its defined benefit pension plan assets. The Company migrated its asset mix to the target allocation over a two year period.

Target Asset Allocation
	Pension Plan	Other Postretirement Plan
Equity securities	10% – 30%	20% – 40%
Fixed income securities	50% – 70%	60% – 80%
Alternative Assets	10% – 25%	—
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
The Company’s pension plan and other postretirement benefit plans’ weighted average asset allocation at December 31, 2009 and 2008 is presented in the table below.

	Percentage of Pension Plan Assets		Percentage of Other Postretirement Plan
	Fair Value at December 31,		Assets Fair Value at December 31,
	2009	2008	2009	2008
Equity securities	28%	36%	21%	19%
Fixed income securities	57%	58%	79%	81%
Alternative Assets	15%	6%	—	—

Total	100%	100%	100%	100%

The Plan assets are invested primarily in separate portfolios managed by HIMCO, a wholly-owned subsidiary of the Company. These portfolios encompass multiple asset classes reflecting the current needs of the Plan, the investment preferences and risk tolerance of the Plan and the desired degree of diversification. These asset classes include publicly traded equities, core bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in absolute-return investment strategies.
In addition, the Company uses U.S. Treasury bond futures contracts in a duration overlay program to adjust the duration of Plan assets to better match the duration of the benefit obligation.
Investment Valuation
For further discussion on the valuation of investments, see Note 4.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Pension Plan Assets
The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments [1]	$197	$98	$—	$295
Fixed Income Securities:
Corporate	—	903	12	915
RMBS	—	368	24	392
U.S. Treasuries	9	279	—	288
Foreign government	—	80	2	82
CMBS	—	113	—	113
Other fixed income [2]	—	19	8	27
Equity Securities:
Large-Cap Domestic Equities	—	435	—	435
Mid-Cap Domestic Equities	130	—	—	130
Small-Cap Domestic Equities	82	—	—	82
International Equities	313	—	—	313
Other Equities [3]	—	1	—	1
Other type of investments:
Hedge funds	—	—	501	501

Total investments at fair value [4]	$731	$2,296	$547	$3,574

[1]	Includes $47 of initial margin requirements related to the Plan’s duration overlay program.

[2]	Includes ABS and municipal bonds.

[3]	Includes private placement bonds with a coupon and preferred stock with a coupon.

[4]	Excludes approximately $67 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $19 interest receivable carried at fair value.
The table below provides a fair value level 3 roll forward for the twelve months ended December 31, 2009 for the Pension Plan Assets for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.
Pension Plan Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

		Actual return on plan assets
		Relating to
	Beginning	assets still	Relating to	Purchase,	Transfers	Ending
	Balance	held at the	assets sold	issuances,	in and / or	balance,
	January 1,	reporting	during the	and	out of	December 31,
Asset Category	2009	date	period	settlements	Level 3	2009
Corporate	$24	$7	$(4)	$(10)	$(5)	$12
RMBS	1	1	(1)	23	—	24
Foreign Government	—	—	—	2	—	2
Other Fixed Income	3	1	—	4	—	8
Hedge Funds	199	57	(9)	254	—	501

Totals	$227	$66	$(14)	$273	$(5)	$547

There was no Company common stock included in the Plan’s assets as of December 31, 2009 and 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Other Postretirement Plan Assets
The fair value of the Company’s other postretirement plan assets at December 31, 2009, by asset category are as follows:

	Other Postretirement Plan Assets at Fair
	Value as of December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$7	$—	$7
Fixed Income Securities:
Corporate	—	65	—	65
RMBS	—	39	—	39
U.S. Government	—	17	—	17
CMBS	—	12	—	12
Other Fixed Income	—	1	—	1
Equity Securities:
Large-Cap	—	37	—	37

Total investments at fair value [1]	$—	$178	$—	$178

[1]	Excludes approximately $4 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $1 interest receivable carried at fair value.
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2009 and 2008.
Concentration of Risk
In order to minimize risk, the Plan maintains a listing of permissible and prohibited investments. In addition, the Plan has certain concentration limits and investment quality requirements imposed on permissible investment options. Permissible investments include U.S. equity, international equity, alternative asset and fixed income investments including derivative instruments. Derivative instruments include future contracts, options, swaps, currency forwards, caps or floors and will be used to control risk or enhance return but will not be used for leverage purposes.
Securities specifically prohibited from purchase include, but are not limited to: stock in non-public corporations, private placement or any other non-marketable issues, letter or restricted stock, short sales of any type within long-only portfolios, share purchases involving the use of margin, CMO residuals and support tranches, leveraged floaters and inverse floaters, including money market obligations, tiered-index bonds, range notes and all other forms of structured notes whose return characteristics are tied to changes in prepayments on mortgages or changes in a specified interest rate index or market rate, natural resource real properties such as oil, gas or timber and precious metals.
Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Plan does not have any material exposure to any concentration risk of a single issuer.
Cash Flows
The following table illustrates the Company’s prior contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2008	$2	$—
2009	$201	—
In 2009, the Company, at its discretion, made a $201 contribution to the U.S. qualified defined benefit pension plan. The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2010 based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. For 2010, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial.
Employer contributions in 2009 and 2008 were made in cash and did not include contributions of the Company’s common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2009:

	Pension Benefits	Other Postretirement Benefits
2010	$268	$37
2011	253	40
2012	275	40
2013	293	40
2014	309	41
2015–2019	1,736	196

Total	$3,134	$394

In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2009:

2010	$4
2011	4
2012	4
2013	5
2014	5
2015–2019	32

Total	$54

18. Stock Compensation Plans
The Company has three primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2009 and 2008, the Company issued shares from treasury in satisfaction of stock-based compensation. In 2007, the Company issued new shares in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $72, $62 and $72 for the years ended December 31, 2009, 2008, and 2007, respectively. The income tax benefit recognized for stock-based compensation plans was $20, $19 and $23 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not capitalize any cost of stock-based compensation. As of December 31, 2009, the total compensation cost related to non-vested awards not yet recognized was $100, which is expected to be recognized over a weighted average period of 1.9 years.
Stock Plan
In 2005, the shareholders of The Hartford approved The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), which superseded and replaced The Hartford Incentive Stock Plan and The Hartford Restricted Stock Plan for Non-employee Directors. The terms of the 2005 Stock Plan are substantially similar to the terms of the superseded plans.
The 2005 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock, restricted stock units, restricted units or any combination of the foregoing. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of seven million shares applicable to all awards for the ten-year period ending May 18, 2015. To the extent that any awards under the 2005 Stock Plan, The Hartford Incentive Stock Plan or The Hartford Restricted Stock Plan for Non-employee Directors are forfeited, terminated, expire unexercised or are settled for cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for awards under the 2005 Stock Plan and shall be added to the total number of shares available under the 2005 Stock Plan. As of December 31, 2009, there were 3,637,375 shares available for future issuance.
The fair values of awards granted under the 2005 Stock Plan are generally measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2005 Stock Plan.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
Stock Option Awards
Under the 2005 Stock Plan, options granted generally have an exercise price equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is ten years. Certain options become exercisable over a three-year period commencing one year from the date of grant, while certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company’s common shares. For any year, no individual employee may receive an award of options for more than 1,000,000 shares.
The Company uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates the Company’s historical termination and exercise experience to determine the option value.
The valuation model incorporates ranges of assumptions for inputs, and therefore, those ranges are disclosed below. The term structure of volatility is generally constructed utilizing implied volatilities from exchange-traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option valuation model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant.

	For the year ended December 31,
	2009	2008	2007
Expected dividend yield	3.2%	2.9%	2.0%
Expected annualized spot volatility	57.8% – 57.8%	37.0% – 32.2%	21.0% – 31.3%
Weighted average annualized volatility	57.8%	33.3%	29.0%
Risk-free spot rate	0.3% – 4.2%	2.0% – 5.0%	4.4% – 5.2%
Expected term	7.3 years	8 years	8 years
A summary of the status of non-qualified stock options included in the Company’s Stock Plan as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of Options	Average	Contractual	Aggregate
	(in thousands)	Exercise Price	Term	Intrinsic Value
Outstanding at beginning of year	5,829	$60.43	3.8	$—
Granted	1,411	7.04
Exercised	—	—
Forfeited	(719)	57.82
Expired	(52)	52.02

Outstanding at end of year	6,469	49.76	3.8	—

Exercisable at end of year	5,203	$57.05	2.6	—
Weighted average fair value of options granted	$3.06
The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $3.06, $21.57 and $31.43, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was zero, $4, and $114, respectively.

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
A summary of the status of the Company’s non-vested share awards as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Shares	Weighted-Average
Non-vested Shares	(in thousands)	Grant-Date Fair Value
Non-vested at beginning of year	1,968	$79.63
Granted	733	9.68
Decrease for change in estimated performance factors	(33)	—
Vested	(573)	80.32
Forfeited	(250)	69.36

Non-vested at end of year	1,845	$53.19

The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $8, $35 and $23, respectively, based on estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2009 and 2008 and 2007.
Restricted Unit awards
In 2009, The Hartford began issuing restricted units as part of The Hartford’s 2005 Stock Plan. Restricted stock unit awards under the plan have historically been settled in shares, but under this award will be settled in cash and are thus referred to as “Restricted Units”. The economic value recipients will ultimately realize will be identical to the value that would have been realized if the awards had been settled in shares, i.e., upon settlement, recipients will receive cash equal to The Hartford’s share price multiplied by the number of restricted units awards. Because Restricted Units will be settled in cash, the awards are remeasured at the end of each reporting period until settlement. These awards vest over a three year period.
For the year ended December 31, 2009, 4,963 restricted units were granted. The weighted-average grant-date fair value was $7.07. At December 31, 2009, 4,613 units were non-vested.
Deferred Stock Unit Plan
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
A summary of the status of the Company’s non-vested awards under the Deferred Stock Unit Plan as of December 31, 2009, is presented below:

		Weighted-Average		Weighted-Average
	Deferred Units	Grant-Date Fair	Restricted Units	Grant-Date Fair
Non-vested Units	(in thousands)	Value	(in thousands)	Value
Non-vested at beginning of year	—	$—	—	$—
Granted	36	24.12	243	20.80
Vested	(36)	24.12	(106)	16.49
Forfeited	—	—	—	—

Non-vested at end of year	—	$—	137	$24.12

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). In 2009 and prior years, under this plan, eligible employees of The Hartford purchased common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2009, there were 7,970,259 shares available for future issuance. During the years ended December 31, 2009, 2008 and 2007, 2,557,893, 964,365 and 372,993 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $5.99, $14.12 and $18.98 during the years ended December 31, 2009, 2008 and 2007 respectively. The fair value is estimated based on the 15% discount off of the beginning stock price plus the value of six-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

	For the year ended December 31,
	2009	2008	2007
Dividend yield	1.4%	3.5%	2.1%
Implied volatility	91.4%	45.5%	23.2%
Risk-free spot rate	0.3%	1.9%	4.7%
Expected term	6 months	3 months	3 months
Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase was $5, $5, and $6 for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, The Hartford has established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.
Effective with the offering period beginning January 2010, the discount rate will change to 5% and the discounted price will be based on the market price per share on the last trading day of the offering period.
19. Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of base salary, by the Company. In 2009, employees who had earnings of less than $105,000 in the preceding year received a contribution of 1.5% of base salary and employees who had earnings of $105,000 or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $64, $64, and $62 for 2009, 2008 and 2007, respectively. Additionally, The Hartford has established a defined contribution pension plan for certain employees of the Company’s international subsidiaries. Under this plan, the Company contributes 5% of base salary to the participant accounts. The cost to The Hartford in 2009, 2008 and 2007 for this plan was $2, $2 and $2, respectively.
20. Sale of First State Management Group
On March 31, 2009, the Company sold First State Management Group, Inc. (“FSMG”), its core excess and surplus lines property business, to Beazley Group PLC (“Beazley”) for $27, resulting in a gain on sale of $18, before-tax, and $12, after-tax. Included in the sale was approximately $4 in net assets of FSMG. The net assets sold to Beazley did not include invested assets, unearned premium or deferred policy acquisition costs related to the in-force book of business. Rather, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. Under the terms of the purchase and sale agreement, the Company continues to be obligated for all losses and loss adjustment expenses incurred on or before March 31, 2009. The retained net loss and loss adjustment expense reserves totaled $125 as of December 31, 2009.

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
The Company agreed that, for the one-year period following October 17, 2008, it would pay certain amounts to Allianz if the Company effects or agrees to effect any transaction (or series of transactions) pursuant to which any person or group (within the meaning of the U.S. federal securities laws) is issued common stock or certain equity-related instruments constituting more than 5% of the Company’s fully-diluted common stock outstanding at the time for an effective price per share (determined as provided in the Investment Agreement) of less than $25.32. Amounts so payable depend on the effective price for the applicable transaction (or the weighted average price for a series of transactions) and range from $50 if the effective price per share is between $25.31 and $23.00, $150 if the effective price per share is between $22.99 and $20.00, $200 if the effective price per share is between $19.99 and $15.00 and $300 if the effective price per share is $14.99 or less.
The issuance of warrants to Treasury, see Note 15, triggered the contingency payment in the Investment Agreement related to additional investors. Upon receipt of preliminary approval to participate in the CPP, The Hartford negotiated with Allianz to modify the form of the $300 contingency payment. The settlement of the contingency payment was negotiated to allow Allianz a one-time extension of the exercise period of its outstanding warrants from seven years to ten years and $200 in cash paid on October 15, 2009. The Hartford recorded a liability for the cash payment and an adjustment to additional paid-in capital for the warrant modification resulting in a net realized capital loss of approximately $300.
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
The Debentures were issued with the detachable Warrants. The allocation of the $1.75 billion proceeds between the Debentures and Warrants was based on the relative fair values of these financial instruments at the time of issuance. As such, the Debentures were recorded at a fair value of $1,201 and are classified as long-term debt.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Investment by Allianz SE in The Hartford (continued)
Preferred Stock
Each share of Preferred Stock was initially convertible into four shares of common stock, subject to receipt of specified governmental, regulatory and other approvals (including receipt of stockholder approval as described above in the case of the Series C Preferred Stock), which vary by Series. The conversion ratio under the Preferred Stock is subject to adjustment in certain circumstances. The Preferred Stock was classified as equity and the proceeds of $750 were recorded net of issuance costs of $23. On January 9, 2009, Allianz converted its 6,048,387 shares of Series D Preferred Stock into 24,193,548 shares of common stock.
Warrants
The Warrants, which have a term of ten years, are exercisable to purchase to 69,314,987 shares of common stock at an exercise price of $25.25 per share. The discretionary equity issuance program, see Note 15, triggered an anti-dilution provision in The Hartford’s investment agreement with Allianz, which resulted in the adjustment of the warrant exercise price and to the number of shares that may be purchased. The exercise price under the Warrants is subject to adjustment in certain circumstances.
The Warrants were immediately exercisable, pending the receipt of specified regulatory approvals, for the Series B Preferred Stock, which were initially convertible, in the aggregate, into 34,806,452 shares of common stock. The Warrants to purchase the Series B Preferred Stock were reported as equity and were allocated a relative fair value of $276 at issuance.
In addition to the receipt of specified regulatory approvals, the conversion into 34,308,872 shares of common stock of the Series C Preferred Stock underlying certain of the Warrants was subject to the approval of the Company’s stockholders in accordance with applicable regulations of the New York Stock Exchange. Under the Investment Agreement, the Company was obligated to pay Allianz $75 if such stockholder approval was not obtained at the first stockholder meeting to consider such approval, and $50 if such stockholder approval was not obtained at a second such meeting. Because the conversion of the Series C Preferred Stock was subject to stockholder approval and the related payment provision represents a form of net cash settlement outside the Company’s control, the Warrants to purchase the Series C Preferred Stock and the stockholder approval payment were recorded as a derivative liability at a relative fair value of $273 at issuance. As of December 31, 2008, the Warrants to purchase the Series C Preferred Stock had a fair value of $163. The Company recognized a gain of $110, after-tax, for the year ended December 31, 2008, representing the change in fair value of the Warrants to purchase the Series C Preferred Stock.
On March 26, 2009, the Company’s shareholders approved the conversion of the Series C Preferred Stock underlying certain warrants issued to Allianz in October 2008 into 34,308,872 shares of The Hartford’s common stock. As a result of this shareholder approval, the Company is not obligated to pay Allianz any cash payment related to these warrants and therefore these warrants no longer provide for any form of net cash settlement outside the Company’s control. As such, the warrants to purchase the Series C Preferred Stock were reclassified from other liabilities to equity at their fair value. As of March 26, 2009, the fair value of these warrants was $93. For the year ended December 31, 2009, the Company recognized a gain of $70, representing the change in fair value of the warrants through March 26, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Acquisition of Federal Trust Corporation
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
Federal Trust Bank, an indirect wholly-owned subsidiary (the “Bank”), is subject to certain restrictions on the amount of dividends that it may declare and distribute to The Hartford without prior regulatory notification or approval.
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
The following tables summarize the capital thresholds for the “minimum” and “well capitalized” designations at December 31, 2009. An institution’s capital category is based on whether it meets the threshold for all three capital ratios within the category. At December 31, 2009, the Bank’s Tier 1 capital ratio was 8.3%. The Bank was designated as a “well capitalized” institution at December 31, 2009.

					To Be Well Capitalized
					Under Prompt
			For Minimum Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
At December 31, 2009	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$32.3	13.2%	$19.5	8%	$24.4	10%
Tier I capital (to risk-weighted assets)	$32.2	13.2%	$9.8	4%	$14.6	6%
Tier I capital (to average adjusted assets)	$32.2	8.3%	$15.6	4%	$19.5	5%
23. Restructuring, Severance and Other Costs
During the year ended December 31, 2009, the Company completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing its ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in International’s Japan and European operations. The Company has also executed on plans to change the management structure of the organization and reorganized the nature and focus of certain of the Company’s operations. These plans resulted in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company will complete these restructuring activities and execute final payment by December 2010.
The following pre-tax charges were incurred during the year ended December 31, 2009 in connection with these restructuring activities:

Severance benefits	$52
Asset impairment charges	53
Other contract termination charges	34

Total severance and other costs for the year ended December 31, 2009	$139

As of December 31, 2009 the liability for lease and other contract termination charges was $28 as there were $6 in payments made during the year ended December 31, 2009 for these charges. The amounts incurred during the year ended December 31, 2009 were recorded in other expenses with approximately $119 recorded in the Life Other segment, $12 recorded in the Corporate segment and $8 recorded in the Property & Casualty operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24. Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.
On November 23, 2009, in keeping with the Company’s June 2009 announcement to return to its historical strengths as a U.S.-centric insurance company, the Company entered into a Share Purchase Agreement to sell its joint venture interest in ICATU Hartford Seguros, S.A. (“IHS”), its Brazilian insurance operation, to its partner, ICATU Holding S.A., for $135. The transaction is expected to close in the first quarter of 2010. IHS primarily sells life insurance policies, capitalization products and private pension plans. The investment in IHS was reported as an equity method investment in Other Assets. As a result of the Share Purchase Agreement, the Company recorded in 2009, an asset impairment charge, net of unrealized capital gains and foreign currency translation adjustments, in net realized capital losses of approximately $51, pre-tax, or $44, after-tax.
25. Quarterly Results For 2009 and 2008 (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues [1]	$5,394	$1,544	$7,637	$7,503	$5,230	$(393)	$6,440	$565
Benefits, losses and expenses	$7,411	$1,453	$7,619	$6,851	$5,687	$3,790	$5,712	$1,716
Net income (loss) [2]	$(1,209)	$145	$(15)	$543	$(220)	$(2,631)	$557	$(806)
Less: Preferred stock dividends and accretion of discount	—	—	3	—	62	—	62	8
Net income (loss) available to common shareholders [2]	$(1,209)	$145	$(18)	$543	$(282)	$(2,631)	$495	$(814)
Basic earnings (losses) per common share [3]	$(3.77)	$0.46	$(0.06)	$1.74	$(0.79)	$(8.74)	$1.29	$(2.71)
Diluted earnings (losses) per common share [4]	$(3.77)	$0.46	$(0.06)	$1.73	$(0.79)	$(8.74)	$1.19	$(2.71)
Weighted average common shares outstanding	320.8	313.8	325.4	311.7	356.1	301.1	382.7	300.2
Weighted average common shares outstanding and dilutive potential common shares	320.8	315.7	325.4	313.1	356.1	301.1	416.2	300.2

[1]
Included in the three months ended March 31, 2008, September 30, 2008 and December 31, 2008 are net investment losses of $3.6 billion, $3.4 billion and $4.5 billion, respectively, related to the mark-to-market effects of equity securities, trading, supporting the International variable annuity business and net realized capital losses of $1.4 billion, $3.4 billion and $816, respectively.

[2]	Included in the three months ended March 31, 2008 are net realized capital losses of $648, after-tax.

Included in three months ended September 30, 2008 are net realized capital losses of $2.2 billion, after-tax, and a DAC unlock charge of $932, after-tax.

Included in the three months ended December 31, 2008 is an after-tax charge of $597 related to goodwill testing and net realized capital losses of $610.

Included in the three months end March 31, 2009 is a DAC unlock charge of $1.5 billion, after-tax.

Included in the three months ended June 30, 2009 are net realized capital losses of $649, after-tax, and a DAC unlock benefit of $360, after-tax.

Included in the three months ended September 30, 2009 are net realized capital losses of $885, after-tax.

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

[4]
In periods of a net loss, the Company uses basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants, stock compensation plans and the assumed conversion of the preferred shares to common would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 302.1 million, 320.9 million, 321.5 million, 326.6 million, and 382.5 million, for the three months ended September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(In millions)

	As of December 31, 2009
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$7,299	$7,172	$7,172
States, municipalities and political subdivisions	12,125	12,065	12,065
Foreign governments	1,376	1,408	1,408
Public utilities	5,755	5,900	5,900
All other corporate bonds	29,563	29,343	29,343
All other mortgage-backed and asset-backed securities	19,897	15,265	15,265

Total fixed maturities	76,015	71,153	71,153

Equity Securities
Common stocks
Industrial, miscellaneous and all other	248	293	293
Non-redeemable preferred stocks	1,085	928	928

Total equity securities, available-for-sale	1,333	1,221	1,221
Equity securities, trading	33,070	32,321	32,321

Total equity securities	34,403	33,542	33,542

Mortgage loans	5,938	5,091	5,938
Real estate	107	107	107
Policy loans	2,174	2,321	2,174
Investments in partnerships and trusts	1,790	1,790	1,790
Futures, options and miscellaneous	1,019	495	495
Short-term investments	10,357	10,357	10,357

Total investments	$131,803	$124,856	$125,556

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2009	2008
Assets
Fixed maturities, available-for-sale, at fair value	$309	$149
Other investments	36	42
Short-term investments	1,936	1,484
Investment in affiliates	21,642	14,517
Deferred income taxes	755	583
Unamortized issue costs	51	55
Other assets	368	33

Total assets	$25,097	$16,863

Liabilities and Stockholders’ Equity
Net payable to affiliates	$366	$779
Short-term debt (includes current maturities of long-term debt)	275	374
Long-term debt	5,250	5,514
Other liabilities	1,341	928

Total liabilities	7,232	7,595
Total stockholders’ equity	17,865	9,268

Total liabilities and stockholders’ equity	$25,097	$16,863

	For the years ended December 31,
Condensed Statements of Operations	2009	2008	2007
Net investment income	$8	$30	$24
Net realized capital gains (losses)	(231)	103	(4)

Total revenues	(223)	133	20
Interest expense	457	323	241
Other expenses	8	(3)	18

Total expenses	465	320	259
Loss before income taxes and earnings of subsidiaries	(688)	(187)	(239)
Income tax benefit	(157)	(102)	(83)

Loss before earnings of subsidiaries	(531)	(85)	(156)
Earnings of subsidiaries	(356)	(2,664)	3,105

Net income (loss)	$(887)	$(2,749)	$2,949

Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)

	For the years ended December 31,
Condensed Statements of Cash Flows	2009	2008	2007
Operating Activities
Net income (loss)	$(887)	$(2,749)	$2,949
Undistributed earnings of subsidiaries	1,307	(4,766)	(1,422)
Change in operating assets and liabilities	(590)	9,372	18

Cash provided by (used for) operating activities	(170)	1,857	1,545

Investing Activities
Net sales (purchases) of short-term investments	(412)	(892)	(76)
Purchase price of business acquired	(10)	—	—
Capital contributions to subsidiaries	(3,115)	(2,300)	(127)

Cash used for investing activities	(3,537)	(3,192)	(203)

Financing Activities
Issuance of long-term debt	—	2,670	495
Repayment/maturity of long-term debt	—	(955)	(300)
Change in commercial paper	(375)	—	75
Issuance of convertible preferred shares	—	727	—
Issuance of warrants	—	512	—
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	3,400	—	—
Proceeds from issuance of shares under discretionary equity issuance plan	887	—	—
Proceeds from issuances of shares under incentive and stock compensation plans, net	20	54	186
Treasury stock acquired	—	(1,000)	(1,193)
Return of shares to treasury stock under incentive and stock compensation plans to treasury stock	(3)	(18)	(14)
Excess tax benefits on stock-based compensation	—	5	45
Dividends Paid — Preferred shares	(73)	—	—
Dividends Paid — Common Shares	(149)	(660)	(636)

Cash provided by (used for) financing activities	3,707	1,335	(1,342)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Interest Paid	$454	$265	$239
Dividends Received from Subsidiaries	$243	$2,279	$1,668
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Deferred Policy
	Acquisition			Other
	Costs and	Future Policy Benefits,		Policyholder
	Present Value of	Unpaid Losses and Loss	Unearned	Funds and
Segment	Future Profits	Adjustment Expenses	Premiums	Benefits Payable

As of December 31, 2009

Life
Retail	$3,821	$1,749	$10	$17,950
Individual Life	2,623	842	1	6,330
Group Benefits	78	6,403	84	401
Retirement Plans	980	293	—	6,156
International	1,775	659	—	37,697
Institutional	146	7,984	72	9,302
Other	—	50	1	312

Total Life	9,423	17,980	168	78,148
Property & Casualty
Personal Lines	643	2,070	1,938	—
Small Commercial	277	3,603	1,306	—
Middle Market	215	4,442	1,034	—
Specialty Commercial	128	7,044	776	—

Total Ongoing Operations	1,263	17,159	5,054	—
Other Operations	—	4,492	1	—

Total Property & Casualty	1,263	21,651	5,055	—
Corporate	—	—	(2)	—

Consolidated	$10,686	$39,631	$5,221	$78,148

As of December 31, 2008

Life
Retail	$5,801	$1,353	$11	$22,164
Individual Life	3,027	781	1	6,010
Group Benefits	81	6,356	85	402
Retirement Plans	877	313	—	6,437
International	2,046	229	—	36,461
Institutional	156	7,667	40	11,255
Other	—	48	1	1,823

Total Life	11,988	16,747	138	84,552
Property & Casualty
Personal Lines	606	2,052	1,904	—
Small Commercial	282	3,572	1,318	—
Middle Market	232	4,745	1,128	—
Specialty Commercial	140	6,980	893	—

Total Ongoing Operations	1,260	17,349	5,243	—
Other Operations	—	4,584	1	—

Total Property & Casualty	1,260	21,933	5,244	—
Corporate	—	—	(3)	—

Consolidated	$13,248	$38,680	$5,379	$84,552

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)

				Amortization of
				Deferred Policy
				Acquisition
	Earned		Benefits, Losses	Costs and
	Premiums, Fee	Net	and Loss	Present Value
	Income and	Investment	Adjustment	of Future	Other	Net Written
Segment	Other	Income	Expenses	Profits	Expenses [1]	Premiums

For the year ended December 31, 2009

Life
Retail	$2,132	$750	$1,310	$1,389	$1,049
Individual Life	940	335	640	314	188
Group Benefits	4,350	403	3,196	61	1,120
Retirement Plans	324	315	269	56	346
International	827	182	621	364	291
Institutional	495	833	1,301	17	83
Other	58	3,273	3,272	—	124

Total Life	9,126	6,091	10,609	2,201	3,201	N/A
Property & Casualty
Personal Lines	4,105	183	2,895	674	459	$3,987
Small Commercial	2,580	223	1,404	622	217	2,572
Middle Market	2,100	258	1,197	486	194	2,021
Specialty Commercial	1,568	279	672	284	492	1,127

Total Ongoing Operations	10,353	943	6,168	2,066	1,362	9,707
Other Operations	—	163	242	—	19	4

Total Property & Casualty	10,353	1,106	6,410	2,066	1,381	9,711
Corporate	13	22	—	—	561	—

Consolidated	$19,492	$7,219	$17,019	$4,267	$5,143	$9,711

[1]	Includes insurance operating costs, interest, goodwill impairment, and other expenses.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)

				Amortization of
				Deferred Policy
				Acquisition
	Earned		Benefits, Losses	Costs and
	Premiums, Fee	Net	and Loss	Present Value
	Income and	Investment	Adjustment	of Future	Other	Net Written
Segment	Other	Income	Expenses	Profits	Expenses [1]	Premiums

For the year ended December 31, 2008

Life
Retail	$2,753	$747	$1,008	$1,344	$1,609
Individual Life	828	338	627	169	202
Group Benefits	4,391	419	3,144	57	1,128
Retirement Plans	338	342	271	91	335
International	872	167	270	496	321
Institutional	1,041	1,004	1,907	19	120
Other	60	(10,312)	(10,186)	—	7

Total Life	10,283	(7,295)	(2,959)	2,176	3,722	N/A
Property & Casualty
Personal Lines	4,061	209	2,749	633	431	$3,925
Small Commercial	2,724	222	1,480	636	224	2,696
Middle Market	2,297	279	1,442	513	208	2,242
Specialty Commercial	1,753	346	907	313	530	1,361

Total Ongoing Operations	10,835	1,056	6,578	2,095	1,393	10,224
Other Operations	7	197	129	—	26	7

Total Property & Casualty	10,842	1,253	6,707	2,095	1,419	10,231
Corporate	17	37	—	—	650	—

Consolidated	$21,142	$(6,005)	$3,748	$4,271	$5,791	$10,231

[1]	Includes insurance operating costs, interest, goodwill impairment, and other expenses.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)

				Amortization of
				Deferred Policy
				Acquisition
	Earned		Benefits, Losses	Costs and
	Premiums, Fee	Net	and Loss	Present Value
	Income and	Investment	Adjustment	of Future	Other	Net Written
Segment	Other	Income	Expenses	Profits	Expenses [1]	Premiums

For the year ended December 31, 2007

Life
Retail	$3,055	$801	$820	$406	$1,221
Individual Life	808	359	562	121	193
Group Benefits	4,301	465	3,109	62	1,131
Retirement Plans	242	355	249	58	170
International	832	131	32	214	246
Institutional	1,238	1,241	2,074	23	185
Other	67	290	301	—	84

Total Life	10,543	3,642	7,147	884	3,230	N/A
Property & Casualty
Personal Lines	4,030	249	2,697	617	402	$3,947
Small Commercial	2,737	299	1,413	635	239	2,747
Middle Market	2,420	389	1,560	529	208	2,326
Specialty Commercial	1,800	502	1,054	323	537	1,415

Total Ongoing Operations	10,987	1,439	6,724	2,104	1,386	10,435
Other Operations	5	248	193	—	23	5

Total Property & Casualty	10,992	1,687	6,917	2,104	1,409	10,440
Corporate	16	30	—	1	219	—

Consolidated	$21,551	$5,359	$14,064	$2,989	$4,858	$10,440

[1]	Includes insurance operating costs, interest and other expenses.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

					Percentage
			Assumed		of Amount
	Gross	Ceded to Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2009

Life insurance in-force	$970,455	$128,144	$49,273	$891,584	6%

Insurance revenues
Property and casualty insurance	$10,386	$778	$253	$9,861	3%
Life insurance and annuities	7,245	433	91	6,903	1%
Accident and health insurance	2,203	51	71	2,223	3%

Total insurance revenues	$19,834	$1,262	$415	$18,987	2%

For the year ended December 31, 2008

Life insurance in-force	$924,987	$123,074	$43,736	$845,649	5%

Insurance revenues
Property and casualty insurance	$10,999	$877	$216	$10,338	2%
Life insurance and annuities	8,187	390	173	7,970	2%
Accident and health insurance	2,254	31	90	2,313	4%

Total insurance revenues	$21,440	$1,298	$479	$20,621	2%

For the year ended December 31, 2007

Life insurance in-force	$824,608	$216,439	$82,282	$690,451	12%

Insurance revenues
Property and casualty insurance	$11,396	$1,104	$204	$10,496	2%
Life insurance and annuities	8,360	369	188	8,179	2%
Accident and health insurance	2,315	36	85	2,364	4%

Total insurance revenues	$22,071	$1,509	$477	$21,039	2%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Charged to		Write-offs/
	Balance	Costs and	Translation	Payments/	Balance
	January 1,	Expenses	Adjustment	Other	December 31,

2009

Allowance for doubtful accounts and other	$125	$53	$—	$(57)	$121
Allowance for uncollectible reinsurance	379	11	—	(55)	335
Accumulated depreciation of property and equipment	1,601	253	—	(110)	1,744
Valuation allowance on mortgage loans	26	408	—	(68)	366
Valuation allowance for deferred taxes	75	11	—	—	86

2008

Allowance for doubtful accounts and other	$126	$53	$—	$(54)	$125
Allowance for uncollectible reinsurance	404	12	—	(37)	379
Accumulated depreciation of property and equipment	1,395	228	—	(22)	1,601
Valuation allowance on mortgage loans	—	26	—	—	26
Valuation allowance for deferred taxes	43	32	—	—	75

2007

Allowance for doubtful accounts and other	$114	$47	$—	$(35)	$126
Allowance for uncollectible reinsurance	412	12	—	(20)	404
Accumulated depreciation of property and equipment	1,241	232	—	(78)	1,395
Valuation allowance for deferred taxes	60	(17)	—	—	43

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS

(In millions)

	Discount	Losses and Loss Adjustment		Paid Losses and
	Deducted From	Expenses Incurred Related to:		Loss Adjustment
	Liabilities [1]	Current Year	Prior Year	Expenses
Years ended December 31,
2009	$511	$6,596	$(186)	$6,547
2008	$488	$6,933	$(226)	$6,591
2007	$568	$6,869	$48	$6,290

[1]
Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 5.0%, 5.4%, and 5.5% for 2009, 2008, and 2007, respectively.

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

Date: February 23, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Liam E. McGee Liam E. McGee	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/s/ Lizabeth H. Zlatkus Lizabeth H. Zlatkus	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2010

/s/ Beth A. Bombara Beth A. Bombara	Senior Vice President and Controller (Principal Accounting Officer)	February 23, 2010

* Robert B. Allardice III	Director	February 23, 2010

* Trevor Fetter	Director	February 23, 2010

* Edward J. Kelly, III	Director	February 23, 2010

* Gail J. McGovern	Director	February 23, 2010

* Michael G. Morris	Director	February 23, 2010

* Charles B. Strauss	Director	February 23, 2010

* H. Patrick Swygert	Director	February 23, 2010

*By:	/s/ Alan J. Kreczko

Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.01
Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (“The Hartford”), incorporated by reference to Exhibit 3.01 to The Hartford’s Current Report on Form 8-K, filed June 2, 2009).

3.02
Certificate of Designations of The Hartford Financial Services Group, Inc. with respect to Series E Fixed Rate Cumulative Perpetual Preferred Stock, dated June 25, 2009 (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

3.02	Amended and Restated By-Laws of The Hartford, amended effective May 27, 2009 (incorporated herein by reference to Exhibit 3.01 to The Hartford’s Current Report on Form 8-K, filed June 2, 2009).

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

*10.01
Separation Agreement and General Release by and between The Hartford and Thomas M. Marra, dated as of February 24, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.02
Letter Agreement, dated as of June 9, 2009, by and between The Hartford Financial Services Group, Inc., Allianz SE and Allianz Finance II Luxembourg S.a.r.l. (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

10.03
Letter Agreement including the Securities Purchase Agreement-Standard Terms incorporated therein, between The Hartford Financial Services Group, Inc. and The United States Department of Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

Exhibit No.	Description

10.04
Letter Agreement between The Hartford Financial Services Group, Inc. and The United States Department of the Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

*10.05
Letter Agreement between The Hartford Financial Services Group, Inc. and Liam E McGee, dated September 23, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford Current Report on Form 8-K, filed September 30, 2009).

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

*10.08	The Hartford 1995 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.09 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.09	The Hartford Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.10 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.10	The Hartford 2005 Incentive Stock Plan, as amended. †

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

*10.13	The Hartford Senior Executive Severance Pay Plan, as amended (incorporated herein by reference to Exhibit 10.07 to The Hartford’s Current Report on Form 8-K, filed September 12, 2006).

*10.14	The Hartford Executive Severance Pay Plan I, as amended (incorporated herein by reference to Exhibit 10.18 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.15	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.16	Employment Agreement between the Company and Christopher J. Swift dated February 14, 2010.

*10.17	The Hartford Investment and Savings Plan, as amended. †

*10.18	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

*10.19	The Hartford Deferred Stock Unit Plan, as amended on October 22, 2009 (incorporated by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed October 22, 2009).

*10.20
Form of Award Letters for Deferred Unit and Restricted Units under The Hartford’s Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.03 to The Hartford’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2009).

*10.21
Employment Agreement and amendment thereto dated November 14, 2008, between the Company and John C. Walters (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed November 14, 2008).

Exhibit No.	Description

10.22
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

10.26
Form of Order of the Securities and Exchange Commission dated November 8, 2006 (incorporated herein by reference to Exhibit 10.26 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.27
Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

10.28
Form of Assurance of Discontinuance entered into by the New York Attorney General’s Office, the Illinois Attorney General’s Office and The Hartford, dated July 23, 2007 (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed July 24, 2007).

10.29
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

24.01	Power of Attorney. †

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of Lizabeth H. Zlatkus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.02	Certification of Lizabeth H. Zlatkus pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.01	Certification of Liam E. McGee pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009. †

99.02	Certification of Lizabeth H. Zlatkus pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009. †

Exhibit No.	Description

101.INS	XBRL Instance Document. [1]

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

[1]
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2009 formatted in XBRL (eXtensible Business Reporting Language) (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, which is tagged as blocks of text.

*	Management contract, compensatory plan or arrangement.

†	Filed with the Securities and Exchange Commission as an exhibit to this report.