Form 10-Q
period 2010-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2010-04-29
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2010, there were outstanding 444,102,884 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Item	Description	Page

	Part I. FINANCIAL INFORMATION

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Statements of Operations — For the Three Months Ended March 31, 2010 and 2009	6

	Condensed Consolidated Balance Sheets — As of March 31, 2010 and December 31, 2009	7

	Condensed Consolidated Statements of Changes in Equity — For the Three Months Ended March 31, 2010 and 2009	8

	Condensed Consolidated Statements of Comprehensive Income (Loss) — For the Three Months Ended March 31, 2010 and 2009	9

	Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2010 and 2009	10

	Notes to Condensed Consolidated Financial Statements	11

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

3.	Quantitative and Qualitative Disclosures About Market Risk	115

4.	Controls and Procedures	115

	Part II. OTHER INFORMATION

1.	Legal Proceedings	116

1A.	Risk Factors	116

2.	Unregistered Sales of Equity Securities and Use of Proceeds	120

6.	Exhibits	120

	Signature	121

	Exhibits Index	122

Exhibit 3.01
Exhibit 15.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01
Exhibit 32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part II, Item 1A. These important risks and uncertainties include:
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

•
the risk that our actual sources and uses of capital in a stress scenario may vary materially and adversely from our modeled projected sources and uses of capital that we disclosed in connection with our repurchase of the Series E Fixed Rate Cumulative Preferred Stock (the “Series E Preferred Stock”), whether as a result of one or more assumptions proving to be materially inaccurate or as a result of the Company’s exposure to other risks during stressed economic conditions that were not taken into account in preparing such modeled projections;

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

•	volatility in our earnings resulting from our adjustment of our risk management program to emphasize protection of statutory surplus;
•
the impact on our statutory capital of various factors, including many that are outside the Company’s control, which can in turn affect our credit and financial strength ratings, cost of capital, regulatory compliance and other aspects of our business and results;

•
risks to our business, financial position, prospects and results associated with negative ratings actions or downgrades in the Company’s financial strength and credit ratings or negative rating actions or downgrades relating to our investments;

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
•
the restrictions, oversight, costs and other consequences of being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (the “OTS”), and arising from our participation in the Capital Purchase Program (the “CPP”), under the Emergency Economic Stabilization Act of 2008, certain elements of which will continue to apply to us for so long as the U.S. Department of the Treasury (“Treasury”), holds the warrant or shares of our common stock received on exercise of the warrant that we issued to Treasury as part of our participation in the CPP even after the Company’s repurchase of the preferred stock issued in connection therewith;

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

•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;
•	the risk that our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses;
•	the potential for difficulties arising from outsourcing relationships;
•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;
•	the impact of potential changes in accounting principles and related financial reporting requirements;
•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and
•	other factors described in such forward-looking statements.
Any forward-looking statement made by us in this document speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three-month periods ended March 31, 2010 and 2009 and Statements of Changes in Equity and Cash Flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2010 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for other-than-temporary impairments in 2009 and for the fair value measurement of financial instruments in 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2010

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2010	2009
	(Unaudited)
Revenues
Earned premiums	$3,527	$3,829
Fee income	1,189	1,167
Net investment income (loss):
Securities available-for-sale and other	1,060	920
Equity securities, trading	701	(724)

Total net investment income	1,761	196

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(340)	(224)
OTTI losses recognized in other comprehensive income	188	—

Net OTTI losses recognized in earnings	(152)	(224)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(124)	308

Total net realized capital gains (losses)	(276)	84

Other revenues	118	118

Total revenues	6,319	5,394

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,133	4,637
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	701	(724)
Amortization of deferred policy acquisition costs and present value of future profits	651	2,259
Insurance operating costs and expenses	919	898
Interest expense	120	120
Goodwill impairment	—	32
Other expenses	260	189

Total benefits, losses and expenses	5,784	7,411
Income (loss) before income taxes	535	(2,017)
Income tax expense (benefit)	216	(808)

Net income (loss)	$319	$(1,209)

Preferred stock dividends and accretion of discount	483	—

Net loss available to common shareholders	$(164)	$(1,209)

Earnings (Loss) per common share
Basic	$(0.42)	$(3.77)
Diluted	$(0.42)	$(3.77)

Weighted average common shares outstanding	393.7	320.8
Weighted average common shares outstanding and dilutive potential common shares	393.7	320.8

Cash dividends declared per common share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share and per share data)	2010	2009
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $78,707 and $76,015) (includes variable interest entity assets, at fair value, of $953 as of March 31, 2010)	$75,584	$71,153
Equity securities, trading, at fair value (cost of $32,089 and $33,070)	32,053	32,321
Equity securities, available-for-sale, at fair value (cost of $1,197 and $1,333)	1,153	1,221
Mortgage loans (net of allowances for loan losses of $385 and $366)	5,162	5,938
Policy loans, at outstanding balance	2,177	2,174
Limited partnerships and other alternative investments (includes variable interest entity assets of $27 as of March 31, 2010)	1,736	1,790
Other investments	941	602
Short-term investments	8,545	10,357

Total investments	127,351	125,556
Cash	2,079	2,142
Premiums receivable and agents’ balances	3,402	3,404
Reinsurance recoverables	5,179	5,384
Deferred policy acquisition costs and present value of future profits	10,270	10,686
Deferred income taxes	3,322	3,940
Goodwill	1,204	1,204
Property and equipment, net	1,032	1,026
Other assets	3,245	3,981
Separate account assets	160,198	150,394

Total assets	$317,282	$307,717

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,560	$21,651
Life	17,990	17,980
Other policyholder funds and benefits payable	45,388	45,852
Other policyholder funds and benefits payable — International variable annuities	32,027	32,296
Unearned premiums	5,293	5,221
Short-term debt	275	343
Long-term debt	6,597	5,496
Consumer notes	834	1,136
Other liabilities (includes variable interest entity liabilities of $423 as of March 31, 2010)	9,280	9,454
Separate account liabilities	160,198	150,394

Total liabilities	299,442	289,823
Commitments and Contingencies (Note 9)

Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 and 3,400,000 shares issued, liquidation preference $1,000 per share	556	2,960
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,769,804 and 410,184,182 shares issued	5	4
Additional paid-in capital	10,475	8,985
Retained earnings	11,006	11,164
Treasury stock, at cost — 25,842,652 and 27,177,019 shares	(1,825)	(1,936)
Accumulated other comprehensive loss, net of tax	(2,377)	(3,312)

Total stockholders’ equity	17,840	17,865
Noncontrolling interest	—	29

Total equity	17,840	17,894

Total liabilities and equity	$317,282	$307,717

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Equity

	Three Months Ended
	March 31,
(In millions, except for share data)	2010	2009
	(Unaudited)
Preferred Stock
Balance at beginning of period	$2,960	$—
Issuance of mandatory convertible preferred stock	556	—
Accelerated accretion of discount from redemption of preferred stock issued to the U.S. Treasury	440	—
Redemption of preferred stock issued to the U.S. Treasury	(3,400)	—

Balance at end of period	556	—

Common Stock	5	4

Additional Paid-in Capital
Balance at beginning of period	8,985	7,569
Issuance of shares under public offering	1,599	—
Issuance of shares under incentive and stock compensation plans	(103)	(51)
Reclassification of warrants from other liabilities to equity	—	93
Tax expense on employee stock options and awards	(6)	(11)

Balance at end of period	10,475	7,600

Retained Earnings
Balance at beginning of period, before cumulative effect of accounting change, net of tax	11,164	11,336
Cumulative effect of accounting change, net of tax	26	—

Balance at beginning of period, as adjusted	11,190	11,336
Net income (loss)	319	(1,209)
Accelerated accretion of discount from redemption of preferred stock issued to the U.S. Treasury	(440)	—
Dividends on preferred stock	(43)	—
Dividends declared on common stock	(20)	(16)

Balance at end of period	11,006	10,111

Treasury Stock, at Cost
Balance at beginning of period	(1,936)	(2,120)
Issuance of shares under incentive and stock compensation plans from treasury stock	114	69
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(3)

Balance at end of period	(1,825)	(2,054)

Accumulated Other Comprehensive Loss, Net of Tax
Balance at beginning of period	(3,312)	(7,520)
Total other comprehensive income (loss)	935	(281)

Balance at end of period	(2,377)	(7,801)

Total Stockholders’ Equity	17,840	7,860

Noncontrolling Interest (Note 13)
Balance at beginning of period	29	92
Change in noncontrolling interest ownership	—	(64)
Noncontrolling loss	—	(1)
Recognition of noncontrolling interest in other liabilities	(29)	—

Balance at end of period	—	27

Total Equity	$17,840	$7,887

Outstanding Preferred Shares (in thousands)
Balance at beginning of period	3,400	6,048
Conversion of preferred to common shares	—	(6,048)
Issuance of mandatory convertible preferred shares	575	—
Redemption of preferred shares issued to the U.S. Treasury	(3,400)	—

Balance at end of period	575	—

Outstanding Common Shares (in thousands)
Balance at beginning of period	383,007	300,579
Treasury stock acquired	—	(15)
Conversion of preferred to common shares	—	24,194
Issuance of shares under public offering	59,590	—
Issuance of shares under incentive and stock compensation plans	1,455	860
Return of shares under incentive and stock compensation plans to treasury stock	(125)	(183)

Balance at end of period	443,927	325,435

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
	March 31,
(In millions)	2010	2009
	(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$319	$(1,209)

Other comprehensive income (loss)
Change in net unrealized loss on securities	859	(33)
Change in OTTI losses recognized in other comprehensive income	32	—
Change in net gain (loss) on cash-flow hedging instruments	66	(48)
Change in foreign currency translation adjustments	(36)	(209)
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	14	9

Total other comprehensive income (loss)	935	(281)

Total comprehensive income (loss)	$1,254	$(1,490)

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions)	2010	2009
	(Unaudited)
Operating Activities
Net income (loss)	$319	$(1,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	651	2,259
Additions to deferred policy acquisition costs and present value of future profits	(680)	(734)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	33	1,700
Change in reinsurance recoverables	45	(334)
Change in receivables and other assets	(180)	(21)
Change in payables and accruals	(109)	(396)
Change in accrued and deferred income taxes	128	(276)
Net realized capital (gains) losses	276	(84)
Net disbursements from investment contracts related to policyholder funds — International variable annuities	(257)	(387)
Net decrease in equity securities, trading	268	449
Depreciation and amortization	144	137
Goodwill impairment	—	32
Other operating activities, net	(150)	(126)

Net cash provided by operating activities	488	1,010
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	11,534	22,195
Equity securities, available-for-sale	108	311
Mortgage loans	726	27
Partnerships	145	153
Payments for the purchase of:
Fixed maturities, available-for-sale	(11,973)	(22,655)
Equity securities, available-for-sale	(15)	(207)
Mortgage loans	(18)	(20)
Partnerships	(72)	(81)
Derivatives, net	(252)	894
Change in policy loans, net	(3)	11
Change in payables for collateral under securities lending, net	(23)	(1,450)
Other investing activities, net	(58)	(189)

Net cash provided by (used for) investing activities	99	(1,011)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,468	2,872
Withdrawals and other deductions from investment and universal life-type contracts	(5,614)	(4,715)
Net transfers from separate accounts related to investment and universal life-type contracts	124	2,136
Proceeds from issuance of long-term debt	1,090	—
Payments on capital lease obligations	(68)	(24)
Change in commercial paper	—	(21)
Repayments at maturity or settlement of consumer notes	(302)	(8)
Net proceeds from issuance of mandatory convertible preferred stock	556	—
Net proceeds from issuance of shares under public offering	1,600	—
Redemption of preferred stock issued to the U.S. Treasury	(3,400)	—
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	8	(7)
Dividends paid on preferred stock	(64)	(8)
Dividends paid on common stock	(20)	(99)
Changes in bank deposits and payments on bank advances	(30)	—

Net cash provided by (used for) financing activities	(652)	126
Foreign exchange rate effect on cash	2	(85)
Net increase (decrease) in cash	(63)	40
Cash — beginning of period	2,142	1,811

Cash — end of period	$2,079	$1,851

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (Received) During the Period For:
Income taxes	$87	$(598)
Interest	$61	$70
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
The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in The Hartford’s 2009 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further discussions on variable interest entities see Note 5 and Note 13.
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
The most significant estimates include those used in determining property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report, which should be read in conjunction with these accompanying Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued an amendment to this guidance in February 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies. The Company adopted this guidance on January 1, 2010. As a result of adoption, in addition to those VIEs the Company consolidates under the previous guidance, the Company consolidated a Company sponsored Collateralized Debt Obligation (“CDO”), electing the fair value option, and a Company sponsored Collateralized Loan Obligation, at carrying values carried forward as if the Company had been the primary beneficiary from the date the Company entered into the VIE arrangement. The Company believes this will reflect a consolidated balance sheet which more appropriately reflects the economics of the entity. The impact on the Company’s Condensed Consolidated Balance Sheet as a result of adopting this new guidance is an increase in assets of $432, an increase in liabilities of $406, and in increase in January 1, 2010 retained earnings, net of tax, of $26. The Company has investments in mutual funds, limited partnerships and other alternative investments including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the deferral of this new consolidation guidance. See Note 5 for further discussion.
Future Adoption of New Accounting Standards
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, entities that have investments with an embedded credit derivative in a form other than such subordination may need to separately account for the embedded credit derivative. Upon adoption, an entity may elect the fair value option, with changes in fair value recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company will adopt this guidance for the interim period ending on September 30, 2010. The Company has not yet determined the effect of the adoption of this guidance on the Company’s Condensed Consolidated Financial Statements.
Income Taxes
The effective tax rate for the three months ended March 31, 2010 and 2009 was 40%. In 2010, the rate reflected tax expense on pre-tax income and in 2009 the rate reflected a tax benefit on pre-tax losses. In 2010, the principal causes of the difference between the effective rate and the U.S. statutory rate of 35% were tax-exempt interest earned on invested assets, the separate account dividends received deduction (“DRD”), a valuation allowance on deferred tax benefits related to certain realized losses and a tax charge related to the recently enacted Healthcare legislation. In 2009, the principal causes of the rate differential were tax-exempt interest and the DRD, which increased the tax benefit on the pre-tax loss.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis. The Company recorded benefits related to the separate account DRD of $39 and $38 in the three months ended March 31, 2010 and 2009, respectively.
The Company’s unrecognized tax benefits were unchanged during the three months ended March 31, 2010, remaining at $48 as of March 31, 2010. This entire amount, if it were recognized, would affect the effective tax rate.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Audits have been concluded for all years through 2006. The audit of 2007 and 2008 is expected to commence in the second quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company’s net deferred tax asset as of March 31, 2010 and December 31, 2009 includes a net deferred tax liability of $841 and $849, respectively, for the Company’s International subsidiary in Japan.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets, including subsidiaries. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can also impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses. Realized losses on investment securities during the first three months of 2010 resulted in the recognition of an additional valuation allowance of $86.
Also, for the quarter ended March 31, 2010, the Company incurred a charge of $19 related to a decrease in deferred tax assets as a result of recent federal legislation that will reduce the tax deduction available to the Company related to retiree health care costs beginning in 2013.
2. Earnings (Loss) Per Share
The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended
	March 31,
(In millions, except for per share data)	2010	2009

Income (loss)
Net income (loss)	$319	$(1,209)
Less: Preferred stock dividends and accretion of discount	483	—

Net loss available to common shareholders	$(164)	$(1,209)

Common shares
Basic
Weighted average common shares outstanding	393.7	320.8

Diluted
Weighted average shares outstanding and dilutive potential common shares	393.7	320.8

Earnings (loss) per common share
Basic	$(0.42)	$(3.77)
Diluted	$(0.42)	$(3.77)

On March 23, 2010, The Hartford issued 23 million depositary shares, each representing a 1/40th interest in The Hartford’s 7.25% mandatory convertible preferred stock, Series F. These shares and the related dividend adjustment are included in diluted earnings per share, if dilutive, using the if converted method. For additional information on the mandatory convertible preferred stock see Note 13.
As a result of the net loss available to common shareholders for the three months ended March 31, 2010, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended March 31, 2010 diluted loss per share, since the inclusion of 1.2 million shares for stock compensation plans, 33.6 million shares for warrants and 3.4 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculation. In the absence of the net loss available to common shareholders and assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 431.9 million.
As a result of the net loss in the three months ended March 31, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended March 31, 2009 diluted loss per share, since the inclusion of 0.7 million shares for stock compensation plans would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 321.5 million. Additionally, since the average market price of The Hartford’s common stock did not exceed the exercise price of the Allianz warrants for the three months ended March 31, 2009, the 321.5 million includes no dilutive effect for these warrants.

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
Life
Effective for first quarter 2010 reporting, Life made changes to its segments as described below. Life changed its reporting structure to realign mutual funds businesses into Retirement from Global Annuity – U.S (formerly the Retail Products Group or “Retail”). In addition, certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries have been moved from Global Annuity – U.S. to Life Other, with no impact on net income in either Global Annuity – U.S. or Life Other. The impact of these changes on the annual periods presented in The Hartford’s 2009 Annual Report on Form 10-K, which annual periods are not contained in the accompanying interim financial statements, is disclosed in the following tables:

	As Reported in the	Realignment of	Movement of	Segment
	2009 Annual Report	Mutual Fund	Non-Proprietary	Results,
Revenues	on Form 10-K	Businesses	Product Results	As Revised
For the year ended December 31, 2009
Global Annuity — U.S. (formerly Retail)	$2,132	$(517)	$(149)	$1,466
Retirement	324	517	—	841
Life Other	58	—	149	207

For the year ended December 31, 2008
Global Annuity — U.S. (formerly Retail)	$2,753	$(666)	$(150)	$1,937
Retirement	338	666	—	1,004
Life Other	60	—	150	210

For the year ended December 31, 2007
Global Annuity — U.S. (formerly Retail)	$3,055	$(688)	$(140)	$2,227
Retirement	242	688	—	930
Life Other	67	—	140	207

	As Reported in the	Realignment of	Segment
	2009 Annual Report	Mutual Fund	Results,
Net Income (Loss)	on Form 10-K	Businesses	As Revised
For the year ended December 31, 2009
Global Annuity — U.S. (formerly Retail)	$(410)	$(34)	$(444)
Retirement	(222)	34	(188)

For the year ended December 31, 2008
Global Annuity — U.S. (formerly Retail)	$(1,399)	$(37)	$(1,436)
Retirement	(157)	37	(120)

For the year ended December 31, 2007
Global Annuity — U.S. (formerly Retail)	$812	$(65)	$747
Retirement	61	65	126
Life is now organized into six reporting segments, Global Annuity — U.S. (formerly Retail), Global Annuity — International (formerly International), Retirement, Individual Life, Group Benefits, and Institutional.
Global Annuity — U.S. offers individual variable and fixed market value adjusted (“MVA”) annuities.
Global Annuity — International provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States. The Company’s Japan operation is the largest component of the Global Annuity — International segment.
Retirement provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code, as well as Retail mutual funds, Insurance Product mutual funds, Investment-Only mutual funds and 529 college savings plans.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, and term life.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Institutional, primarily offers institutional liability products, such as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals and stable value products. Institutional continues to service existing customers of its discontinued businesses, which includes Leveraged PPLI, structured settlements and institutional annuities (primarily terminal funding cases).
Life includes within its Other category corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations; the mark-to-mark adjustment for the Global Annuity — International variable annuity assets that are classified as equity securities, trading, reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses; and includes certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries.
Life charges direct operating expenses to the appropriate segment and allocates the majority of indirect expenses to the segments based on an intercompany expense arrangement. Inter-segment revenues primarily occur between Life’s Other category and the reporting segments. These amounts primarily include interest income on allocated surplus and interest charges on excess separate account surplus.
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended March 31, 2010 and 2009, AARP accounted for earned premiums of $715 and $703, respectively, in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended
Net assumed (ceded) earned premiums under	March 31,
inter-segment arrangements	2010	2009
Personal Lines	$(1)	$(1)
Small Commercial	(6)	(6)
Middle Market	(5)	(6)
Specialty Commercial	12	13

Total	$—	$—

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

	Three Months Ended
	March 31,
Revenues by Product Line	2010	2009
Life
Earned premiums, fees, and other considerations
Global Annuity — U.S.
Variable annuity	$402	$414
Fixed MVA annuity [1]	3	(1)

Total Global Annuity — U.S.	405	413
Global Annuity — International
Variable annuity	198	168
Fixed MVA annuity	8	6
Other	4	8

Total Global Annuity — International	210	182
Retirement
401(k)	76	63
403(b)/457	11	10
Retail mutual funds	142	106
Other [2]	31	2

Total Retirement	260	181
Individual Life
Variable life	102	164
Universal life	105	97
Term / Other life	13	12

Total Individual Life	220	273
Group Benefits
Group disability	531	529
Group life and accident	512	544
Other	59	65

Total Group Benefits	1,102	1,138
Institutional
Institutional investment products	13	214
PPLI [3]	40	34

Total Institutional	53	248
Other	43	47

Total earned premiums, fees, and other considerations	2,293	2,482
Net investment income (loss)
Securities available-for-sale and other	744	689
Equity securities, trading	701	(724)

Total net investment income (loss)	1,445	(35)
Net realized capital gains (losses)	(236)	365

Total Life	$3,502	$2,812

[1]	Single premium immediate annuities were transferred from Institutional to Global Annuity — U.S. effective January 1, 2010.

[2]	Includes fee income earned on Insurance Product, Investment-Only and Canadian mutual funds and 529 college savings plan assets under management.

[3]	Includes Leveraged PPLI transferred from Life Other effective January 1, 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	Three Months Ended
	March 31,
Revenues by Product Line (continued)	2010	2009
Property & Casualty
Ongoing Operations
Earned premiums
Personal Lines
Automobile	$712	$704
Homeowners	283	275

Total Personal Lines	995	979
Small Commercial
Workers’ Compensation	292	296
Package Business	279	283
Automobile	66	73

Total Small Commercial	637	652
Middle Market
Workers’ Compensation	212	213
Property	132	146
Automobile	65	77
Liability	92	112

Total Middle Market	501	548
Specialty Commercial
Workers’ Compensation	71	65
Property	8	16
Automobile	22	22
Liability	47	58
Fidelity and surety	56	67
Professional Liability	83	104

Total Specialty Commercial	287	332

Total Ongoing Operations	2,420	2,511
Other Operations	—	—

Total earned premiums	2,420	2,511
Other revenues [1]	118	118
Net investment income	309	225
Net realized capital losses	(40)	(323)

Total Property & Casualty	2,807	2,531
Corporate	10	51

Total revenues	$6,319	$5,394

[1]	Represents servicing revenue.

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

	Three Months Ended
	March 31,
Net Income (Loss)	2010	2009
Life
Global Annuity — U.S.	$153	$(746)
Global Annuity — International	23	(293)
Retirement	20	(86)
Individual Life	16	(18)
Group Benefits	51	69
Institutional	(88)	(174)
Other	11	(10)

Total Life	186	(1,258)
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	54	75
Small Commercial	83	87
Middle Market	12	69
Specialty Commercial	52	23

Total Ongoing Operations underwriting results	201	254
Net servicing income [1]	7	8
Net investment income	268	185
Net realized capital losses	(36)	(289)
Other expenses	(54)	(50)

Income before income taxes	386	108
Income tax expense (benefit)	148	(3)

Ongoing Operations	238	111
Other Operations	19	1

Total Property & Casualty	257	112
Corporate	(124)	(63)

Net income (loss)	$319	$(1,209)

[1]	Net of expenses related to service business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturities and equity securities, available-for-sale (“AFS”), equity securities, trading, short-term investments, freestanding and embedded derivatives, separate account assets and certain other liabilities.
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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit swap contracts and have no significant unobservable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as highly structured and/or lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), residential mortgage-backed securities (“RMBS”) primarily backed by below- prime loans, and private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivative securities, including customized guaranteed minimum withdrawal benefit (“GMWB”) hedging derivatives (see Note 4a for further information on GMWB product related financial instruments), equity derivatives, long dated derivatives, swaps with optionality, certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three months ended March 31, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e. below-prime RMBS).

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

	March 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,885	$—	$2,352	$533
CDOs	2,790	—	41	2,749
CMBS	8,716	—	8,274	442
Corporate	38,593	—	29,981	8,612
Foreign government/government agencies	1,483	—	1,424	59
States, municipalities and political subdivisions (“Municipal”)	12,349	—	12,027	322
RMBS	4,389	—	3,215	1,174
U.S. Treasuries	4,379	1,270	3,109	—

Total fixed maturities, AFS	75,584	1,270	60,423	13,891
Equity securities, trading	32,053	2,331	29,722	—
Equity securities, AFS	1,153	263	825	65
Derivative assets
Credit derivatives	8	—	(22)	30
Equity derivatives	3	—	—	3
Foreign exchange derivatives	207	—	207	—
Interest rate derivatives	107	—	100	7
Other derivative contracts	35	—	—	35

Total derivative assets [1]	360	—	285	75
Short-term investments	8,545	2,713	5,832	—
Separate account assets [2]	150,210	115,740	33,515	955

Total assets accounted for at fair value on a recurring basis	$267,905	$122,317	$130,602	$14,986

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$(7)	$—	$—	$(7)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(16)	—	—	(16)
Derivative liabilities
Credit derivatives	(610)	—	(89)	(521)
Equity derivatives	(4)	—	—	(4)
Foreign exchange derivatives	(45)	—	(45)	—
Interest rate derivatives	(42)	—	(29)	(13)

Total derivative liabilities [3]	(701)	—	(163)	(538)
Other liabilities	(22)	—	—	(22)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(744)	$—	$(163)	$(581)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of March 31, 2010, $492 of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of March 31, 2010, excludes approximately $10 billion of investment sales receivable that are not subject to fair value accounting.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,523	$—	$1,943	$580
CDOs	2,892	—	57	2,835
CMBS	8,544	—	8,237	307
Corporate	35,243	—	27,216	8,027
Foreign government/government agencies	1,408	—	1,315	93
Municipal	12,065	—	11,803	262
RMBS	4,847	—	3,694	1,153
U.S. Treasuries	3,631	526	3,105	—

Total fixed maturities, AFS	71,153	526	57,370	13,257
Equity securities, trading	32,321	2,443	29,878	—
Equity securities, AFS	1,221	259	904	58
Derivative assets [1]	178	—	97	81
Short-term investments	10,357	6,846	3,511	—
Separate account assets [2]	147,432	112,877	33,593	962

Total assets accounted for at fair value on a recurring basis	$262,662	$122,951	$125,353	$14,358

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$(2)	$—	$—	$(2)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(12)	—	—	(12)
Derivative liabilities [3]	(214)	—	56	(270)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(231)	$—	$56	$(287)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2009, $149 of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

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
Determination of fair values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion reflect market-participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Available-for-Sale Securities and Short-term Investments
The fair value of AFS securities and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company performs a monthly analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. As a part of this analysis, the Company considers trading volume and other factors to determine whether the decline in market activity is significant when compared to normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. Examples of procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends, back testing recent trades, and monitoring of trading volumes, new issuance activity and other market activities. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Derivative Instruments, including embedded derivatives within investments
Freestanding derivative instruments are reported in the Condensed Consolidated Balance Sheets at fair value and are reported in other investments and other liabilities. Embedded derivatives are reported with the host instruments in the Condensed Consolidated Balance Sheet. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2010 and December 31, 2009, 99% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market inputs that are predominantly observable in the market. Inputs used to value derivatives include, but are not limited to, interest swap rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide a fair value roll forward for the three months ending March 31, 2010 and 2009, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2010

								Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,			Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	net income related to
	January 1,	Net		and	in to	out of	March 31,	financial instruments still
Asset (liability)	2010	income [1]	OCI [2]	settlements	Level 3 [3]	Level 3 [3]	2010	held at March 31, 2010 [1]
Assets
Fixed maturities, AFS
ABS	$580	$—	$28	$(10)	$—	$(65)	$533	$—
CDO	2,835	(63)	215	(19)	16	(235)	2,749	(63)
CMBS	307	(72)	86	(6)	127	—	442	(71)
Corporate	8,027	2	129	216	336	(98)	8,612	—
Foreign govt./govt. agencies	93	—	2	(6)	6	(36)	59	—
Municipal	262	—	18	46	—	(4)	322	—
RMBS	1,153	(13)	89	(32)	—	(23)	1,174	(13)

Total fixed maturities, AFS	13,257	(146)	567	189	485	(461)	13,891	(147)
Equity securities, AFS	58	(1)	7	1	—	—	65	(1)
Freestanding derivatives
Credit derivatives	(228)	27	—	—	(290)	—	(491)	27
Equity derivatives	(2)	1	—	—	—	—	(1)	1
Interest rate derivatives	5	—	—	—	—	(11)	(6)	—
Other derivative contracts	36	(1)	—	—	—	—	35	(1)

Total freestanding derivatives [4]	(189)	27	—	—	(290)	(11)	(463)	27
Separate accounts [5]	962	18	—	77	6	(108)	955	3

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(2)	$(5)	$—	$—	$—	$—	$(7)	$(5)
Equity linked notes	(10)	1	—	—	—	—	(9)	1

Total other policyholder funds and benefits payable	(12)	(4)	—	—	—	—	(16)	(4)
Other liabilities	—	—	—	—	(22)	—	(22)	—
Consumer notes	(5)	—	—	—	—	—	(5)	—

[1]
All amounts in these columns are reported in net realized capital gains (losses) except for less than $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[2]	All amounts are before income taxes and amortization of DAC.

[3]
Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs. Transfers in also include the consolidation of additional VIEs due to the adoption of new accounting guidance on January 1, 2010, as well as the election of fair value option for one of these VIEs.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2009

							Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,		Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers in	as of	net income related to
	January 1,	Net		and	and/or (out)	March 31,	financial instruments still
Asset (Liability)	2009	income [1]	OCI [2]	settlements	of Level 3 [3]	2009	held at March 31, 2009 [1]
Assets
Fixed maturities, AFS
ABS	$536	$(2)	$(39)	$30	$19	$544	$(2)
CDO	2,612	(22)	(148)	(20)	—	2,422	(23)
CMBS	341	(13)	(19)	(4)	(117)	188	—
Corporate	6,396	(66)	(20)	234	53	6,597	(30)
Foreign govt./govt. agencies	100	—	(6)	(9)	(20)	65	—
Municipal	163	—	(7)	—	24	180	—
RMBS	1,662	(118)	(210)	(56)	—	1,278	(38)

Total fixed maturities, AFS	11,810	(221)	(449)	175	(41)	11,274	(93)
Equity securities, AFS	541	(1)	(75)	(4)	49	510	(1)
Freestanding derivatives [4]	(281)	(90)	(5)	(1)	(3)	(380)	(82)
Separate accounts [5]	786	(123)	—	87	(111)	639	(85)

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(41)	$16	$—	$—	$—	$(25)	$16
Equity linked notes	(8)	3	—	—	—	(5)	3

Total other policyholder funds and benefits payable	(49)	19	—	—	—	(30)	19
Other derivative liabilities [6]	(163)	70	—	93	—	—	—
Consumer notes	(5)	1	—	—	—	(4)	1

[1]
All amounts in these columns are reported in net realized capital gains (losses) except for $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[2]	All amounts are before income taxes and amortization of DAC.

[3]	Transfers in and/or (out) of Level 3 are attributable to a change in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[5]
The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company.

[6]
On March 26, 2009, certain of the Allianz warrants were reclassified to equity, at their current fair value, as shareholder approval of the conversion of these warrants to common shares was received. See Note 21 of the Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report for further discussion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Fair Value Option
The Company has elected the fair value option for one of its consolidated VIEs in order to employ a consistent accounting model for the VIE’s assets and liabilities. The fair value option requires the VIE’s assets and liabilities be reported on the Company’s Condensed Consolidated Balance Sheets at fair value with the changes in fair value reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations. The consolidated VIE is an investment vehicle that holds high quality investments, derivative instruments that references third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company’s own credit risk.
The following table presents the gains and losses recorded for those assets and liabilities accounted for using the fair value option:

Three Months Ended
March 31, 2010
Assets
Fixed maturities	$1
Other liabilities
Credit-linked notes	(11)

Total realized capital gains (losses)	$(10)

Included in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010, are high quality investments of $331 in fixed maturities, and other liabilities comprised of derivative instruments of $283 and notes at fair value of $22 with an outstanding principal balance of $243. Electing the fair value option resulted in lowering other liabilities with an offsetting impact to the cumulative effect adjustment to retained earnings of $232, representing the difference between the fair value and outstanding principal of the notes as of January 1, 2010.
Financial Instruments Not Carried at Fair Value
The following presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,177	$2,309	$2,174	$2,321
Mortgage loans	5,162	4,733	5,938	5,091

Liabilities
Other policyholder funds and benefits payable [1]	$12,159	$12,340	$12,330	$12,513
Senior notes [2]	5,152	5,272	4,054	4,037
Junior subordinated debentures [2]	1,720	2,450	1,717	2,338
Consumer notes [3]	827	852	1,131	1,194

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
As of March 31, 2010 and December 31, 2009, included in other liabilities in the Condensed Consolidated Balance Sheets are carrying amounts of $262 and $273, respectively, for deposits and $60 and $78, respectively, for Federal Home Loan Bank advances related to Federal Trust Corporation. These carrying amounts approximate fair value.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2009.
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

	March 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$270	$—	$—	$270
Macro hedge program	139	4	30	105
Reinsurance recoverable for U.S. GMWB	295	—	—	295

Total assets accounted for at fair value on a recurring basis	$704	$4	$30	$670

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,655)	$—	$—	$(1,655)
International guaranteed withdrawal benefits	(31)	—	—	(31)
International other guaranteed living benefits	4	—	—	4
Variable annuity hedging derivatives	(125)	—	(166)	41
Macro hedge program	66	—	20	46

Total liabilities accounted for at fair value on a recurring basis	$(1,741)	$—	$(146)	$(1,595)

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$9	$—	$—	$9
Macro hedge program	203	8	16	179
Reinsurance recoverable for U.S. GMWB	347	—	—	347

Total assets accounted for at fair value on a recurring basis	$559	$8	$16	$535

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,957)	$—	$—	$(1,957)
International guaranteed withdrawal benefits	(45)	—	—	(45)
International other guaranteed living benefits	2	—	—	2
Variable annuity hedging derivatives	43	—	(184)	227
Macro hedge program	115	(2)	6	111

Total liabilities accounted for at fair value on a basis recurring	$(1,842)	$(2)	$(178)	$(1,662)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
Product Derivatives
The Company currently offers certain variable annuity products with a GMWB rider in the U.S., and formerly offered GMWBs in the U.K. and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Condensed Consolidated Balance Sheets, is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets.
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
The Company recognized the following realized gains and losses due to updates to the living benefits models for the U.S. GWMB:
•
The relative outperformance of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $27 and $152 for the three months ended March 31, 2010 and 2009, respectively;

•
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of approximately $0 and $314 for the three months ended March 31, 2010 and 2009, respectively; and

•
Updates to the credit standing adjustment assumption net of reinsurance, resulting in pre-tax realized gains  of approximately $7 and $222 for the three months ended March 31, 2010 and 2009, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide a fair value roll forward for the three months ended March 31, 2010 and 2009, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the three months ended March 31, 2010

								Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,			Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	net income related to
	January 1,	Net income		and	in to	out of	March 31,	financial instruments still
Asset (liability)	2010	[1][2][6]	OCI [2]	settlements [3]	Level 3	Level 3	2010	held at March 31, 2010 [1]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(184)	$(744)	$—	$762	$—	$—	$(166)	$ [4]
Level 3	236	581	—	(506)	—	—	311	(115)

Total variable annuity hedging derivatives	52	(163)	—	256	—	—	145
Reinsurance recoverable for GMWB	347	(61)	—	9	—	—	295	(61)
U.S. guaranteed withdrawal benefits — Level 3	(1,957)	338	—	(36)	—	—	(1,655)	338
International guaranteed withdrawal benefits — Level 3	(45)	15	1	(2)	—	—	(31)	15

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(1,603)	129	1	227	—	—	(1,246)

Macro hedge program [5]
Levels 1 and 2	28	(25)	—	51	—	—	54	[4]
Level 3	290	(139)	—	—	—	—	151	(139)

Total macro hedge program	318	(164)	—	51	—	—	205

International other guaranteed living benefits — Level 3	2	3	—	(1)	—	—	4	3

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

[4]	Disclosure of changes in unrealized gains (losses) is not required for Levels 1 and 2. Information presented is for Level 3 only.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the three months ended March 31, 2009

							Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,		Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers in	as of	net income related to
	January 1,	Net income		and	and/or (out)	March 31,	financial instruments still
Asset (liability)	2009	[1] [2] [6]	OCI [2]	settlements [3]	of Level 3	2009	held at March 31, 2009 [1]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$27	$(11)	$—	$(73)	$—	$(57)	$ [4]
Level 3	2,637	129	—	(387)	—	2,379	112

Total variable annuity hedging derivatives	2,664	118	—	(460)	—	2,322
Reinsurance recoverable for GMWB	1,302	(252)	—	8	—	1,058	(252)
U.S. guaranteed withdrawal benefits — Level 3	(6,526)	728	—	(31)	—	(5,829)	728
International guaranteed withdrawal benefits — Level 3	(94)	(5)	4	(3)	—	(98)	(5)

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(2,654)	589	4	(486)	—	(2,547)

Macro hedge program [5]
Levels 1 and 2	—	225	—	(201)	—	24	[4]
Level 3	137	(21)	—	57	—	173	(21)

Total macro hedge program	137	204	—	(144)	—	197

International other guaranteed living benefits — Level 3	—	(2)	—	(1)	—	(3)	(2)

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

[4]	Disclosure of changes in unrealized gains (losses) is not required for Levels 1 and 2. Information presented is for Level 3 only.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment. The remaining non-credit impairment typically represents current market liquidity and risk premiums. The change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2010, of $32 is net of OTTI losses recognized in OCI of $(188), changes in fair value and/or sales of $254 and net of tax and deferred acquisition costs of $(34). The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for structured securities, the Company considers factors including, but not limited to, commercial and residential property value declines that vary by property type and location and average cumulative collateral loss rates that vary by vintage year. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
For equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by a committee of investment and accounting professionals (“Committee”). The Committee will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2010	2009
Gross gains on sales	$132	$208
Gross losses on sales	(111)	(720)
Net OTTI losses recognized in earnings	(152)	(224)
Japanese fixed annuity contract hedges, net [1]	(16)	41
Periodic net coupon settlements on credit derivatives/Japan	(7)	(19)
Results of variable annuity hedge program
GMWB derivatives, net	129	589
Macro hedge program	(164)	204

Total results of variable annuity hedge program	(35)	793
Other, net [2]	(87)	5

Net realized capital gains (losses)	$(276)	$84

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]
Primarily consists of valuation allowances on mortgage loans of $112 in 2010, losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives, and other investment gains and losses.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital losses reported for the three months ended March 31, 2010 and 2009 related to AFS impairments and net losses on sales were $(131) and $(736), respectively, and were previously reported as unrealized losses in AOCI. Proceeds from sales of AFS securities totaled $6.2 billion and $19.7 billion, respectively, for the three months ended March 31, 2010 and 2009.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of March 31, 2010.

Credit Impairment
Balance as of January 1, 2010	$(2,200)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(112)
Securities previously impaired	(39)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	3
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—
Securities due to an increase in expected cash flows	7

Balance as of March 31, 2010	$(2,341)

[1]	These additions are included in the net OTTI losses recognized in earnings of $152 in the Condensed Consolidated Statements of Operations, along with impairments on equity securities.
Available-for-Sale Securities

	March 31, 2010					December 31, 2009
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,320	$49	$(484)	$2,885	$(40)	$3,040	$36	$(553)	$2,523	$(48)
CDOs	3,732	45	(987)	2,790	(186)	4,054	27	(1,189)	2,892	(174)
CMBS	10,309	191	(1,784)	8,716	3	10,736	114	(2,306)	8,544	(6)
Corporate	38,005	1,606	(1,018)	38,593	(14)	35,318	1,368	(1,443)	35,243	(23)
Foreign govt./govt. agencies	1,449	57	(23)	1,483	1	1,376	52	(20)	1,408	—
Municipal	12,364	304	(319)	12,349	—	12,125	318	(378)	12,065	(3)
RMBS	4,947	111	(669)	4,389	(137)	5,512	104	(769)	4,847	(185)
U.S. Treasuries	4,581	16	(218)	4,379	—	3,854	14	(237)	3,631	—

Total fixed maturities	78,707	2,379	(5,502)	75,584	(373)	76,015	2,033	(6,895)	71,153	(439)
Equity securities	1,197	100	(144)	1,153	—	1,333	80	(192)	1,221	—

Total AFS securities	$79,904	$2,479	$(5,646)	$76,737	$(373)	$77,348	$2,113	$(7,087)	$72,374	$(439)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2010 and December 31, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	March 31, 2010
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,601	$1,628
Over one year through five years	16,216	16,731
Over five years through ten years	14,375	14,732
Over ten years	24,207	23,713

Subtotal	56,399	56,804
Mortgage-backed and asset-backed securities	22,308	18,780

Total	$78,707	$75,584

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

	March 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$469	$424	$(45)	$1,518	$1,079	$(439)	$1,987	$1,503	$(484)
CDOs	850	737	(113)	2,839	1,965	(874)	3,689	2,702	(987)
CMBS	1,088	972	(116)	5,783	4,115	(1,668)	6,871	5,087	(1,784)
Corporate	5,854	5,587	(267)	6,087	5,336	(751)	11,941	10,923	(1,018)
Foreign govt./govt. agencies	534	520	(14)	59	50	(9)	593	570	(23)
Municipal	2,679	2,631	(48)	2,137	1,866	(271)	4,816	4,497	(319)
RMBS	619	575	(44)	1,887	1,262	(625)	2,506	1,837	(669)
U.S. Treasuries	1,724	1,689	(35)	676	493	(183)	2,400	2,182	(218)
Total fixed maturities	13,817	13,135	(682)	20,986	16,166	(4,820)	34,803	29,301	(5,502)
Equity securities	280	241	(39)	628	523	(105)	908	764	(144)

Total securities in an unrealized loss	$14,097	$13,376	$(721)	$21,614	$16,689	$(4,925)	$35,711	$30,065	$(5,646)

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$445	$376	$(69)	$1,574	$1,090	$(484)	$2,019	$1,466	$(553)
CDOs	1,649	1,418	(231)	2,388	1,430	(958)	4,037	2,848	(1,189)
CMBS	1,951	1,628	(323)	6,330	4,347	(1,983)	8,281	5,975	(2,306)
Corporate	5,715	5,314	(401)	6,675	5,633	(1,042)	12,390	10,947	(1,443)
Foreign govt./govt. agencies	543	530	(13)	43	36	(7)	586	566	(20)
Municipal	2,339	2,283	(56)	2,184	1,862	(322)	4,523	4,145	(378)
RMBS	855	787	(68)	1,927	1,226	(701)	2,782	2,013	(769)
U.S. Treasuries	2,592	2,538	(54)	648	465	(183)	3,240	3,003	(237)

Total fixed maturities	16,089	14,874	(1,215)	21,769	16,089	(5,680)	37,858	30,963	(6,895)
Equity securities	419	356	(63)	676	547	(129)	1,095	903	(192)

Total securities in an unrealized loss	$16,508	$15,230	$(1,278)	$22,445	$16,636	$(5,809)	$38,953	$31,866	$(7,087)

As of March 31, 2010, AFS securities in an unrealized loss position, comprised of 3,279 securities, primarily related to CMBS, corporate securities primarily within the financial services sector and CDOs which have experienced significant price deterioration. As of March 31, 2010, 72% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to credit spread tightening and declining interest rates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans

	March 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$525	$(24)	$501	$604	$(8)	$596
Commercial	4,827	(361)	4,466	5,492	(358)	5,134
Residential	195	—	195	208	—	208

Total mortgage loans	$5,547	$(385)	$5,162	$6,304	$(366)	$5,938

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. Included in the balance as of March 31, 2010 are valuation allowances of $118 on mortgage loans held for sale, which have a carrying value of $505 and are included in mortgage loans in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010.

	2010	2009
Balance as of January 1	$(366)	$(26)
Additions	(112)	(74)
Deductions from sales	93	1

Balance as of March 31	$(385)	$(99)

Mortgage Loans by Region
	March 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$115	2.2%	$125	2.1%
Middle Atlantic	588	11.4%	689	11.6%
Mountain	132	2.6%	138	2.3%
New England	414	8.0%	449	7.6%
Pacific	1,331	25.8%	1,377	23.2%
South Atlantic	1,174	22.7%	1,213	20.4%
West North Central	42	0.8%	51	0.9%
West South Central	246	4.8%	297	5.0%
Other [1]	1,120	21.7%	1,599	26.9%

Total mortgage loans	$5,162	100.0%	$5,938	100.0%

[1]	Primarily represents multi-regional properties.

Mortgage Loans by Property Type
	March 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Agricultural	$501	9.7%	$596	10.0%
Industrial	1,065	20.6%	1,068	18.0%
Lodging	346	6.7%	421	7.1%
Multifamily	814	15.8%	835	14.1%
Office	1,215	23.5%	1,727	29.1%
Residential	195	3.8%	208	3.5%
Retail	656	12.7%	712	12.0%
Other	370	7.2%	371	6.2%

Total mortgage loans	$5,162	100.0%	$5,938	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral manager and as an investor through normal investment activities, as well as a means of accessing capital. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities.
The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Condensed Consolidated Financial Statements.
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in the current period and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. See Note 1 for further information on the adoption.

	March 31, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities	to Loss [2]
CDOs [3]	$875	$413	$438	$226	$32	$196
Limited partnerships	27	1	26	31	1	30
Other investments [3]	78	9	60	111	20	87

Total	$980	$423	$524	$368	$53	$313

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund’s securities as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts.
Non-Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which the Company is not the primary beneficiary. The Company has no implied or unfunded commitments to these VIEs. Each of these investments has been held by the Company for less than four years.

	March 31, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CDOs [1]	$—	$—	$—	$262	$—	$273
Other [2]	35	34	4	36	36	5

Total	$35	$34	$4	$298	$36	$278

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.

[2]	Maximum exposure to loss represents issuance costs that were incurred to establish a contingent capital facility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Other represents the Company’s variable interest in a contingent capital facility (“facility”). For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses.
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager. These structured securities include ABS, CDOs, CMBS and RMBS and are included in the Available-for-Sale Securities table. The Company’s maximum exposure to loss on these structured securities, both VIEs and non-VIEs, is limited to the amount of its investment. The Company has not provided financial or other support with respect to these structured securities other than its original investment. The Company has determined that it is not the primary beneficiary of these structured securities due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits.
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
Forward rate agreements
Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. As of March 31, 2010, the Company does not have any forward rate agreements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2010 and December 31, 2009, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion and $7.3 billion, respectively.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Customized swaps	$10,751	$10,838	$174	$234
Equity swaps, options, and futures	3,475	2,994	144	9
Interest rate swaps and futures	2,381	1,735	(173)	(191)

Total	$16,607	$15,567	$145	$52

Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory reserve impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for macro hedge program.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Equity options and futures	$15,327	$25,373	$154	$296
Long currency options	2,867	1,000	59	22
Short currency options	3,480	1,075	(8)	—

Total	$21,674	$27,448	$205	$318

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2010	2009	2010	2009	2010	2009	2010	2009
Cash flow hedges
Interest rate swaps	$10,956	$11,170	$174	$123	$294	$294	$(120)	$(171)
Forward rate agreements	—	6,355	—	—	—	—	—	—
Foreign currency swaps	372	381	5	(3)	30	30	(25)	(33)

Total cash flow hedges	11,328	17,906	179	120	324	324	(145)	(204)

Fair value hedges
Interest rate swaps	1,621	1,745	(25)	(21)	13	16	(38)	(37)
Foreign currency swaps	696	696	(39)	(9)	48	53	(87)	(62)

Total fair value hedges	2,317	2,441	(64)	(30)	61	69	(125)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	8,105	8,355	(84)	(84)	279	250	(363)	(334)
Foreign exchange contracts
Foreign currency swaps and forwards	632	1,296	(3)	(21)	10	14	(13)	(35)
Japan 3Win related foreign currency swaps	2,514	2,514	(75)	(19)	10	35	(85)	(54)
Japanese fixed annuity hedging instruments	2,227	2,271	274	316	276	319	(2)	(3)
Credit contracts
Credit derivatives that purchase credit protection	2,382	2,606	(26)	(50)	40	45	(66)	(95)
Credit derivatives that assume credit risk [1]	1,459	1,158	(497)	(240)	2	2	(499)	(242)
Credit derivatives in offsetting positions	6,392	6,176	(80)	(71)	174	185	(254)	(256)
Equity contracts
Equity index swaps, options, and futures	197	220	(15)	(16)	3	3	(18)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	46,350	47,329	(1,686)	(2,002)	—	—	(1,686)	(2,002)
GMWB reinsurance contracts	9,947	10,301	295	347	295	347	—	—
GMWB hedging instruments	16,607	15,567	145	52	373	264	(228)	(212)
Macro hedge program	21,674	27,448	205	318	213	558	(8)	(240)
Other
GMAB product derivatives [2]	221	226	4	2	4	2	—	—
Contingent capital facility put option	500	500	35	36	35	36	—	—

Total non-qualifying strategies	119,207	125,967	(1,508)	(1,432)	1,714	2,060	(3,222)	(3,492)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$132,852	$146,314	$(1,393)	$(1,342)	$2,099	$2,453	$(3,492)	$(3,795)

Balance Sheet Location
Fixed maturities, available-for-sale	$242	$269	$(1)	$(8)	$—	$—	$(1)	$(8)
Other investments	38,145	24,006	769	390	1,188	492	(419)	(102)
Other liabilities	37,847	64,061	(760)	(56)	612	1,612	(1,372)	(1,668)
Consumer notes	41	64	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	9,947	10,301	295	347	295	347	—	—
Other policyholder funds and benefits payable	46,630	47,613	(1,691)	(2,010)	4	2	(1,695)	(2,012)

Total derivatives	$132,852	$146,314	$(1,393)	$(1,342)	$2,099	$2,453	$(3,492)	$(3,795)

[1]	The derivative instruments related to these hedging strategies are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2009, was primarily due to the following:
•
The Company terminated $6.4 billion notional of forward rate agreements. The $6.4 billion notional was comprised of a series of one month forward contracts that were hedging the variability of cash flows related to coupon payments on $555 of variable rate securities for consecutive monthly periods during 2010.

•	The notional amount related to the macro hedge program declined $5.8 billion primarily due to the expiration of certain equity index options during January of 2010.
Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily related to the following:
•
The fair value related to credit derivatives that assume credit risk decreased as a result of the Company adopting new accounting guidance related to the consolidation of VIEs, see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $353 and a fair value of ($283) as of March 31, 2010. These swaps reference a standard market basket of corporate issuers.

•	The decrease in fair value of the macro hedge program is primarily due to higher equity market valuation, lower implied market volatility, and time decay.
•
Offset by the net improvement in the fair value of GMWB related derivatives primarily due to lower implied market volatility and the relative outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by trading costs given actual volatility in equity markets.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
			Net Realized Capital Gains
	Gain (Loss) Recognized in		(Losses) Recognized in
	OCI on Derivative		Income on Derivative
	(Effective Portion)		(Ineffective Portion)
	2010	2009	2010	2009
Interest rate swaps	$100	$(85)	$(1)	$(1)
Foreign currency swaps	9	15	—	14

Total	$109	$(70)	$(1)	$13

Derivatives in Cash Flow Hedging Relationships For The Three Months Ended March 31,
	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2010	2009
Interest rate swaps	Net realized capital gain/(loss)	$—	$(9)
Interest rate swaps	Net investment income	12	9
Foreign currency swaps	Net realized capital gain/(loss)	(5)	(18)
Foreign currency swaps	Net investment income	—	1

Total		$7	$(17)

For the three months ended March 31, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $44. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.
During the three months ended March 31, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three months ended March 31, 2009, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair-Value Hedging Relationships
	Gain or (Loss) Recognized in Income [1]
	Derivative		Hedge Item
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest rate swaps
Net realized capital gain/(loss)	$(12)	$17	$10	$(17)
Benefits, losses and loss adjustment expenses	5	(16)	(5)	17
Foreign currency swaps
Net realized capital gain/(loss)	(29)	(16)	29	16
Benefits, losses and loss adjustment expenses	(1)	5	1	(5)

Total	$(37)	$(10)	$35	$11

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

Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses
	Three Months Ended
	March 31,
	2010	2009
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$—	$15
Foreign exchange contracts
Foreign currency swaps and forwards	19	(1)
Japan 3Win related foreign currency swaps [1]	(56)	(229)
Japanese fixed annuity hedging instruments [2]	(19)	(168)
Credit contracts
Credit derivatives that purchase credit protection	—	(111)
Credit derivatives that assume credit risk	37	(80)
Equity contracts
Equity index swaps, options, and futures	1	(3)
Warrants	—	70
Variable annuity hedge program
GMWB product derivatives	353	723
GMWB reinsurance contracts	(61)	(252)
GMWB hedging instruments	(163)	118
Macro hedge program	(164)	204
Other
GMAB product derivatives	3	(2)
Contingent capital facility put option	(1)	(4)

Total	$(51)	$280

[1]
The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $7 and $184 for the three months ended March 31, 2010 and 2009, respectively.

[2]
The associated liability is adjusted for changes in dollar/yen exchange spot rates through realized capital gains and losses and was $7 and $205 for the three months ended March 31, 2010 and 2009, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three months ended March 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net loss associated with the macro hedge program is primarily due to higher equity market valuation, lower implied market volatility, and time decay.
•	The net loss related to the Japan 3Win hedging derivatives is primarily due to a decrease in U.S. interest rates as well as the Japanese Yen weakening in comparison to the U.S. dollar.
•
The net gain on all GMWB related derivatives is primarily driven by lower implied market volatility and the relative outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by trading costs given actual volatility in equity markets.

•	The net gain related to credit derivatives that assume credit risk is primarily a result of corporate credit spreads tightening.
For the three months ended March 31, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•
The net gain associated with all GMWB related derivatives was primarily driven by liability model assumption updates for withdrawals, lapses, and credit standing. For further discussion liability model assumption updates, refer to Note 4a.

•	The net gain on the macro hedge program was primarily the result of a decline in the equity markets.
•
The gain on warrants associated with the Allianz transaction was primarily due to a decrease in the Company’s stock price. See Note 21 of Notes to Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report for a discussion of Allianz SE’s investment in The Hartford.

•	The losses on the Japanese fixed annuity hedging instruments and the Japan 3Win hedging derivatives were primarily a result of the Japanese Yen weakening against the U.S. dollar.
•
The loss on credit derivatives that purchase credit protection was primarily due to corporate credit spreads tightening while the loss on credit derivatives that assume credit risk was driven by credit spreads widening on certain credit default basket swaps.

Refer to Note 9 for additional disclosures regarding contingent credit related features in derivative agreements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include trades ranging from baskets of up to five corporate issuers to standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and are typically divided into tranches that possess different credit ratings.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2010 and December 31, 2009.

As of March 31, 2010
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps

Investment grade risk exposure	$1,360	$(2)	4 years	Corporate Credit/ Foreign Gov.	AA-	$1,335	$(62)
Below investment grade risk exposure	138	(5)	3 years	Corporate Credit	B+	92	(12)
Basket credit default swaps [4]
Investment grade risk exposure	1,344	22	4 years	Corporate Credit	BBB+	1,219	(22)
Investment grade risk exposure	525	(131)	7 years	CMBS Credit	A	525	131
Below investment grade risk exposure	1,228	(495)	5 years	Corporate Credit	BBB	25	—
Credit linked notes
Investment grade risk exposure	60	59	2 years	Corporate Credit	BBB	—	—

Total	$4,655	$(552)				$3,196	$35

As of December 31, 2009
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps

Investment grade risk exposure	$1,226	$4	4 years	Corporate Credit/ Foreign Gov.	AA-	$1,201	$(59)
Below investment grade risk exposure	156	(4)	3 years	Corporate Credit	B+	85	(12)
Basket credit default swaps [4]
Investment grade risk exposure	2,052	(54)	4 years	Corporate Credit	BBB+	1,277	(21)
Investment grade risk exposure	525	(141)	7 years	CMBS Credit	A	525	141
Below investment grade risk exposure	200	(157)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	87	83	2 years	Corporate Credit	BBB+	—	—

Total	$4,246	$(269)				$3,088	$49

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

[4]
Includes $2.4 billion and $2.5 billion as of March 31, 2010 and December 31, 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $678 and $325 as of March 31, 2010 and December 31, 2009, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits are as follows:

	2010	2009
Balance, January 1	$9,423	$11,988
Deferred Costs	170	222
Amortization — DAC	(222)	(392)
Amortization — Unlock, pre-tax [1], [2]	79	(1,344)
Adjustments to unrealized gains and losses on securities available-for-sale and other [3]	(441)	513
Effect of currency translation	(4)	(159)

Balance, March 31	$9,005	$10,828

[1]
The most significant contributor to the Unlock benefit recorded during the first quarter of 2010 was actual separate account returns from January 1, 2010 to March 31, 2010 being above our aggregated estimated return.

[2]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 was actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.

[3]	The adjustment reflects the effect of credit spreads tightening, resulting in unrealized gains on securities in 2010.
Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2010	2009
Balance, January 1	$1,263	$1,260
Deferred costs	510	512
Amortization — Deferred policy acquisition costs	(508)	(523)

Balance, March 31	$1,265	$1,249

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, Japan GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, Japan GMDB/GMIB, and UL secondary guarantee benefits are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2010	$1,233	$580	$76
Incurred	63	28	9
Paid	(78)	(29)	—
Unlock	(58)	(20)	—
Currency translation adjustment	—	(2)	—

Liability balance as of March 31, 2010	$1,160	$557	$85

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $748 as of March 31, 2010. The reinsurance recoverable asset related to the Japan GMDB was $33 as of March 31, 2010. The reinsurance recoverable asset related to the UL secondary guarantees was $24 as of March 31, 2010.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2010:

Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net	Weighted Average
	Account	Net Amount	Amount	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	at Risk [10]	at Risk [10]	Annuitant
MAV only	$27,277	$7,358	$2,054	67
With 5% rollup [2]	1,857	595	223	67
With Earnings Protection Benefit Rider (EPB) [3]	6,640	1,210	123	64
With 5% rollup & EPB	780	197	40	66

Total MAV	36,554	9,360	2,440

Asset Protection Benefit (“APB”) [4]	28,770	4,571	2,932	64
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,343	169	169	62
Reset [6] (5-7 years)	3,811	389	386	67
Return of Premium (“ROP”) [7]/Other	22,216	1,156	1,120	64

Subtotal U.S. GMDB [8]	92,694	15,645	7,047	65
Less: General Account Value Subject to U.S. GMDB	6,753

Subtotal Separate Account Liabilities with U.S. GMDB	85,941
Separate Account Liabilities without U.S. GMDB	74,257

Total Separate Account Liabilities	$160,198

Japan GMDB and GMIB [9]	$30,379	$5,852	$4,856	68

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The guaranteed remaining balance (“GRB”) related to the Japan GMIB was $28.2 billion and $28.6 billion as of March 31, 2010 and December 31, 2009, respectively. The GRB related to the Japan GMAB and GMWB was $636 and $648 as of March 31, 2010 and December 31, 2009, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2010, 59% of the AV and 53% of RNAR is reinsured to a Hartford affiliate.

[10]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of March 31, 2010	As of December 31, 2009
Equity securities (including mutual funds)	$77,000	$75,720
Cash and cash equivalents	8,941	9,298

Total	$85,941	$85,018

As of March 31, 2010 and December 31, 2009, approximately 16% of the equity securities above were invested in fixed income securities through these funds and approximately 84% were invested in equity securities.
See Note 4a for a description of the Company’s guaranteed living benefits that are accounted for at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
Changes in deferred sales inducement activity were as follows for the three months ended March 31:

	2010	2009
Balance, January 1	$438	$553
Sales inducements deferred	8	15
Amortization	(8)	(39)
Amortization — Unlock	4	(69)

Balance, March 31	$442	$460

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
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. The trial court denied defendants’ motion to dismiss the complaint in July 2008. The Company disputes the allegations and is defending this action vigorously.
In July 2009, The Hartford reached an agreement in principle to settle, for an immaterial amount, two consolidated derivative actions filed in the United States District Court for the District of Connecticut by shareholders on behalf of the Company against its directors and an additional executive officer alleging that the defendants knew adverse non-public information about the activities alleged in the Marsh complaint and concealed and misappropriated that information to make profitable stock trades in violation of their duties to the Company. The settlement received final court approval in March 2010, and the case was dismissed with prejudice.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Investment and Savings Plan ERISA and Shareholder Securities Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. The Company disputes the allegations and intends to defend this action vigorously.
In March 2010, a putative class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of persons who acquired Hartford common stock during the period from December 10, 2007 through February 5, 2009, alleging that the Company and certain of its present or former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements about the Company’s financial performance and investment practices during the alleged class period. The Company disputes the allegations and intends to defend this action vigorously.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company has systematically deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The Company vigorously denies that any claimant was misled or otherwise received less than the amount specified in the structured-settlement agreements. In March 2009, the district court certified a class for the RICO and fraud claims composed of all persons, other than those represented by a plaintiffs’ broker, who entered into a Structured Settlement since 1997 and received certain written representations about the cost or value of the settlement. The district court declined to certify a class for the breach-of-contract and unjust-enrichment claims. The Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $72.5 in exchange for a full release and dismissal of the litigation. The $72.5 was accrued in the first quarter of 2010. The settlement is contingent upon the execution of a final stipulation of settlement and the preliminary and final approval of the court.
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
Asbestos and Environmental Claims — As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2009 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2010, is $650. Of this $650, the legal entities have posted collateral of $613 in the normal course of business. Based on derivative market values as of March 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $35 to be posted as collateral. Based on derivative market values as of March 31, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $57 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended March 31, 2010 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Service cost	$27	$26	$2	$1
Interest cost	62	60	5	6
Expected return on plan assets	(71)	(69)	(3)	(3)
Amortization of prior service credit	(2)	(2)	—	—
Amortization of actuarial loss	26	18	—	—

Net periodic benefit cost	$42	$33	$4	$4

11. Stock Compensation Plans
The Company’s stock-based compensation plans include The Hartford 2005 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan. For a description of these plans, see Note 18 of Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation. The compensation expense recognized for the stock-based compensation plans was $22 and $13 for the three months ended March 31, 2010 and 2009, respectively. The income tax benefit recognized for stock-based compensation plans was $8 and $4 for the three months ended March 31, 2010 and 2009, respectively. The Company did not capitalize any cost of stock-based compensation. As of March 31, 2010, the total compensation cost related to non-vested awards not yet recognized was $149, which is expected to be recognized over a weighted average period of 1.9 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Debt
Senior Notes
On March 23, 2010, The Hartford issued $1.1 billion aggregate principal amount of its senior notes. The issuance consisted of $300 of 4.0% senior notes due March 30, 2015, $500 of 5.5% senior notes due March 30, 2020 and $300 of 6.625% senior notes due March 30, 2040. The senior notes bear interest at their respective rate, payable semi-annually in arrears on March 30 and September 30 of each year, beginning September 30, 2010.
13. Equity
Issuance of Common Stock
On March 23, 2010, The Hartford issued approximately 59.6 million shares of common stock at a price to the public of $27.75 per share and received net proceeds of $1.6 billion.
Issuance of Series F Preferred Stock
On March 23, 2010, The Hartford issued 23 million depositary shares, each representing a 1/40th interest in The Hartford’s 7.25% mandatory convertible preferred stock, Series F, at a price of $25 per depositary share and received net proceeds of approximately $556. The Company will pay cumulative dividends on each share of the mandatory convertible preferred stock at a rate of 7.25% per annum on the initial liquidation preference of $1,000 per share. Dividends will accrue and cumulate from the date of issuance and, to the extent that the Company is legally permitted to pay dividends and its board of directors declares a dividend payable, the Company will, from July 1, 2010 until and including January 1, 2013 pay dividends on each January 1, April 1, July 1 and October 1, in cash and (whether or not declared prior to that date) on April 1, 2013 will pay or deliver, as the case may be, dividends in cash, shares of its common stock, or a combination thereof, at its election. Dividends on and repurchases of the Company’s common stock will be subject to restrictions in the event that the Company fails to declare and pay, or set aside for payment, dividends on the Series F preferred stock.
The 575,000 shares of mandatory convertible preferred stock, Series F, will automatically convert into shares of common stock on April 1, 2013, if not earlier converted at the option of the holder, at any time, or upon the occurrence of a fundamental change. The number of shares issuable upon mandatory conversion of each share of mandatory convertible preferred stock will be a variable amount based on the average of the daily volume weighted average price per share of the Company’s common stock during a specified period of 20 consecutive trading days with the number of shares of common stock ranging from 29.536 to 36.036 per share of mandatory convertible preferred stock, subject to anti-dilution adjustments.
Redemption of Series E Preferred Stock issued under the Capital Purchase Program
On March 31, 2010, the Company repurchased all 3.4 million shares of Series E preferred stock issued to the U.S. Treasury (the “Treasury”) for an aggregate purchase price of $3.4 billion and made a final dividend payment of $22 on the Series E preferred stock. The Company recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the Series E preferred stock. Treasury continues to hold warrants to purchase approximately 52 million shares of the Company’s common stock at an exercise price of $9.79 per share. During the Company’s participation in the Capital Purchase Program (“CPP”), the Company was subject to numerous additional regulations, including restrictions on the ability to increase the common stock dividend, limitations on the compensation arrangements for senior executives and additional corporate governance standards. As a result of the redemption of Series E Preferred Stock, the Company believes it is no longer subject to these regulations other than certain reporting and certification obligations to U.S. regulating agencies.
Adjustment to warrants previously issued to Allianz
Additionally, the issuance of common and preferred stock during the first quarter of 2010 triggered an anti-dilution provision in The Hartford’s Investment Agreement with Allianz, which resulted in the adjustment to the warrant exercise price to $25.23 from $25.25 and to the number of shares that may be purchased to 69,351,806 from 69,314,987.
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary, see Note 5 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest due to seed money investments. During the quarter ended March 31, 2010, the Company recognized the noncontrolling interest in these entities in other liabilities since these entities represent investment vehicles whereby the noncontrolling interests may redeem these investments at any time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2010, compared with December 31, 2009, and its results of operations for the three months ended March 31, 2010, compared to the equivalent 2009 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2009 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
Operating Summary	2010	2009	Change
Earned premiums	$3,527	$3,829	(8%)
Fee income	1,189	1,167	2%
Net investment income (loss):
Securities available-for-sale and other	1,060	920	15%
Equity securities, trading [1]	701	(724)	NM

Total net investment income	1,761	196	NM

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(340)	(224)	(52%)
OTTI losses recognized in other comprehensive income	188	—	—

Net OTTI losses recognized in earnings	(152)	(224)	32%
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(124)	308	NM

Total net realized capital gains (losses)	(276)	84	NM

Other revenues	118	118	—

Total revenues	6,319	5,394	17%
Benefits, losses and loss adjustment expenses	3,133	4,637	(32%)
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	701	(724)	NM
Amortization of deferred policy acquisition costs and present value of future profits	651	2,259	(71%)
Insurance operating costs and expenses	919	898	2%
Interest expense	120	120	—
Goodwill impairment	—	32	(100%)
Other expenses	260	189	38%

Total benefits, losses and expenses	5,784	7,411	(22%)
Income (loss) before income taxes	535	(2,017)	NM
Income tax expense (benefit)	216	(808)	NM

Net income (loss)	$319	$(1,209)	NM

Supplemental Operating Data
Diluted loss per common share	$(0.42)	$(3.77)	89%
Total revenues, excluding net investment income (loss) on equity securities, trading	5,618	6,118	(8%)
DAC Unlock benefit (charge), after-tax	85	(1,494)	NM

	March 31,	December 31,
Summary of Financial Condition	2010	2009
Total assets	$317,282	$307,717
Total investments, excluding equity securities, trading	95,298	93,235
Total stockholders’ equity	17,840	17,865

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the Global Annuity — International variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended
	March 31,
			Increase
			(Decrease) From
Segment Results	2010	2009	2009 to 2010
Life
Global Annuity — U.S.	$153	$(746)	$899
Global Annuity — International	23	(293)	316
Retirement	20	(86)	106
Individual Life	16	(18)	34
Group Benefits	51	69	(18)
Institutional	(88)	(174)	86
Other	11	(10)	21

Total Life	186	(1,258)	1,444
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	54	75	(21)
Small Commercial	83	87	(4)
Middle Market	12	69	(57)
Specialty Commercial	52	23	29

Ongoing Operations underwriting results	201	254	(53)
Net servicing income [1]	7	8	(1)
Net investment income	268	185	83
Net realized capital losses	(36)	(289)	253
Other expenses	(54)	(50)	(4)

Income (loss) before income taxes	386	108	278
Income tax expense (benefit)	148	(3)	151

Ongoing Operations	238	111	127
Other Operations	19	1	18

Total Property & Casualty	257	112	145
Corporate	(124)	(63)	(61)

Net income (loss)	$319	$(1,209)	$1,528

[1]	Net of expenses related to service business.
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
The change from consolidated net loss to consolidated net income was primarily due to a DAC Unlock charge of $1.5 billion, after-tax, in 2009 compared to a benefit of $85, after-tax, in 2010.
Excluding net realized capital gains (losses) and DAC Unlocks, Life operations earnings increased approximately $160 and Property & Casualty operations earnings decreased approximately $20 from 2009 to 2010. See the segment sections of the MD&A for a discussion on the respective operations’ performance.

OUTLOOKS
Outlooks
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on page 3 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2009 Form 10-K Annual Report, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q.
Life
Global Annuity — U.S.
In the long-term, management continues to believe the market for annuities will expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy.
Near-term, the Company is continuing to experience lower variable annuity sales as a result of market disruption, and the competitiveness of the Company’s current product offerings. The Company expects these lower sales levels to continue through 2010. Despite the continued equity market recovery, the current market level and market volatility have resulted in higher claim costs, and have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees when compared to historical levels. Many competitors have responded to the market turbulence by increasing the price of their guaranteed living benefits and changing the amount of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In the first six months of 2009, the Company adjusted pricing levels and took other actions to de-risk its variable annuity product features in order to address the risks and costs associated with variable annuity benefit features in the current economic environment and continues to explore other risk limiting techniques such as changes to hedging or other reinsurance structures. The Company will continue to evaluate the benefits offered within its variable annuities and launched a new variable annuity product in October 2009 that responds to customer needs for growth and income within the risk tolerances of The Hartford. The Company is currently seeking regulatory approval in order to offer the new variable annuity product in all states.
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
The Company’s fixed annuity sales have declined from first quarter 2009 levels as a result of lower interest rates and the transition to a new product. Management expects fixed annuity sales to continue to be challenged until interest rates increase.
The increase in assets under management as compared to 2009 is the result of improved equity markets since the second quarter of 2009. Although the markets have recovered over the past year they have not reached their 2008 levels and, as a result, the extent of the scale efficiencies that Global Annuity — U.S. has benefited from in recent years has been reduced. The increase in assets under management has resulted in revenues increasing, but not to a level where scale efficiencies can be fully recognized, resulting in improved profitability from the prior year period but not to historical levels. This condition is expected to persist in 2010. Net investment spread has been impacted by lower returns on limited partnership and other alternative investments and lower yields on fixed maturities. Management expects these conditions to persist in 2010. Management has evaluated, and will continue to actively evaluate, its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.
Global Annuity — International
In the second quarter of 2009, the Company suspended all new sales in Global Annuity — International’s Japan and European operations. Global Annuity — International is currently in the process of restructuring its operations to maximize profitability and capital efficiency while continuing to focus on risk management and maintaining appropriate service levels.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets, while unfavorable market performance will have the reverse effect. In addition, higher or lower account value levels will generally reduce or increase, respectively, certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and GMWB. Prudent expense management is also an important component of product profitability. The Company took actions, in 2009, that realigned our organization and significantly reduced our expense structure which will result in improved earnings over time. The Company continues to evaluate opportunities to mitigate the risks associated with Global Annuity — International businesses and manage expenses in order to balance costs and earnings stability.

In the fourth quarter of 2009, Hartford Life International, Ltd., an indirect, wholly-owned subsidiary of Hartford Life Insurance Company, entered into a Share Purchase Agreement with Icatu Holding, S.A, the Company’s joint venture partner, for the sale of all of the Company’s common registered shares and preferred registered shares in Icatu Hartford Seguros S.A, its Brazil operation. The expected settlement date will be during the second quarter of 2010. The sale of our interests in Icatu Hartford Seguros S.A. will allow the Company to focus on its core U.S. centric businesses and reduce exposure to currency volatility, but will also reduce the expected future earnings of Global Annuity — International.
Retirement
Retirement Plans
The future financial results of this segment will depend on Life’s ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus of the Retirement segment as necessary investments in service and technology are made to effect the integration of the acquisitions made in 2008.
The continued improvements and growing stability in the equity markets over the last year have continued to help improve both quarterly deposits and assets under management. These improvements have been partially offset by a few large case surrenders in 2009; however, assets under management at March 31, 2010 are $46.5 billion representing an increase of 29% from prior year. Assuming no significant declines in equity markets, due to current sales momentum, management expects assets under management to improve throughout 2010.
Mutual Funds
The partial equity market recovery, and the fact that certain key funds performed strongly relative to the market, has driven an increase in both assets under management and deposits. As the mutual fund business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders. The increase in assets under management from the recent market recovery has led to an increase in earnings and ROA from 2009 levels.
For the Retail and Investment-Only mutual fund business, net sales can vary significantly depending on market conditions, as we have experienced over the last 18 months. The continued declines in equity markets in the first quarter of 2009 helped drive declines in the Company’s mutual fund deposits and assets under management. Improving financial markets over the past 12 months has led to improved mutual fund deposits and flows and an increase in assets under management. In addition, underlying fund performance relative to the market and peers can affect investment mandates for the Investment-Only mutual funds.
For Insurance Product mutual funds, net flows are affected by the level of net sales in the insurance products that invest in these funds as well as the relative performance of the underlying fund relative to the other fund offerings of the product. The Insurance Product mutual funds have experienced negative net flows as the primary variable annuity products invested in these funds have been in a net outflow position as the block has aged. Insurance Product mutual funds were formerly reported in Global Annuity — U.S. and were transferred effective January 1, 2010 on a prospective basis.
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
Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance affiliate. An unaffiliated standby third-party letter of credit supports a portion of the statutory reserves that have been ceded to this subsidiary. The use of the letter of credit enhanced statutory capital but resulted in a decline in net investment income and increased expenses for Individual Life. As of March 31, 2010, the transaction provided approximately $626 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The Company received notice from the issuer of the letter of credit that they will be terminating the letter of credit as it applies to new business written after January 31, 2010. In addition, the issuer has notified the Company that it will not extend the letter of credit, covering the in-force, beyond its current expiration date of December 31, 2028. The letter of credit is expected to provide sufficient coverage for the reinsured business through 2028. Management is reviewing product design alternatives with the objective of developing a competitively priced product that meets the Company’s capital efficiency objectives. In the meantime, the Company continues to offer several universal life products without the benefit of internal reinsurance.

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
Group Benefits
Group Benefits’ sales may fluctuate based on the competitive pricing environment in the marketplace. The Company’s first quarter 2010 sales declined 26%. The significance of the first quarter sales result combined with the Company’s disciplined underwriting in the competitive pricing environment will likely result in lower sales for 2010 compared to 2009. The Company anticipates relatively stable loss ratios and expense ratios over the long-term based on underlying trends in the in-force business and disciplined new business and renewal underwriting. Disability incidence has increased and is being closely monitored for possible linkage to the economy. Currently, disability experience is worse than the prior year, but overall the Company believes its loss ratio experience is within the normal range of volatility.
The economic downturn, which resulted in rising unemployment, combined with the potential for employees to lessen spending on the Company’s products, has negatively impacted premium levels, which is expected to continue until there is sustained economic expansion and lower unemployment rates compared to the end of 2009 levels. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services.
Institutional
The Institutional segment consists of structured settlements, guaranteed investment products, terminal funding institutional annuities, and private placement life insurance. Two of these businesses – structured settlements and terminal funding annuities – were exited in 2009.
On a prospective basis effective January 1, 2010, Institutional transferred the following businesses; Single premium immediate annuity (“SPIA”) to Global Annuity – U.S.; Investment-Only mutual funds and Maturity Funding to Retirement and moved Leveraged COLI from Life Other into Institutional. These changes moved products with ongoing sales to other segments to better serve the customer and align with The Hartford’s overall strategy.
Stable value (guaranteed investment) products experienced net outflows in the first quarter of 2010 as a result of contractual maturities, as well as the Company opting to accelerate the repayment of principal for certain stable value products. A total of $0.6 billion of account value was paid out on stable value contracts during the first quarter of 2010. The Company has the option to accelerate the repayment of principal for certain other stable value products and will continue to evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets.
The private placement life insurance industry (including the corporate-owned and bank-owned life insurance markets) has experienced a slowdown in sales due to, among other things, limited availability of stable value wrap providers. The Company believes that the current Private Placement Life Insurance (“PPLI”) assets will experience high persistency, but our ability to grow this business in the future will be affected by near term market and industry challenges.
The net income of this segment depends on Institutional’s ability to retain assets under management and maintain net investment spread. Net investment spread, as discussed in Institutional’s operating section of this MD&A, has been depressed and management expects net investment spread will remain pressured in the intermediate future due to the low level of market short-term interest rates, increased allocation to lower yielding U.S. Treasuries and short-term investments, and anticipated performance of limited partnerships and other alternative investments.

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
While AARP written premium decreased 1% in the first quarter of 2010 compared to the first quarter of 2009, the Company expects an increase in AARP written premium for the full year driven by an increase in responses from direct marketing spend over the balance of 2010. Also, while Agency written premium increased 4% in the first quarter of 2010, the Company expects a decrease in Agency written premium for the 2010 full year as the Company expects new business to decline over the balance of the year as the result of pricing and underwriting actions taken to improve profitability. The Company will continue to use direct marketing to AARP members to drive new business in AARP and will expand the sale of its Open Road Advantage product through independent agents to drive new business in Agency. In all states where the Open Road Advantage product is available, the Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product. The Company expects to expand the sale of the Open Road Advantage auto product to an additional 23 states in 2010.
In the first three months of 2010, renewal written pricing increased 5% for auto and 9% for home and management expects that renewal written pricing increases for both auto and homeowners will continue for the remainder of 2010 driven by rate increases in response to rising loss costs. As has been the case for the first three months of the year, for both auto and home, management expects that the increase in average written premium per policy in 2010 will not be as significant as the increase in written pricing due primarily to a continued shift to more preferred market segment business (which has lower average premium) and growth in states and territories with lower average premium.
The combined ratio before catastrophes and prior accident year development for Personal Lines was 91.1 for the first quarter of 2010 and management expects the full year ratio will be relatively close to the 92.0 ratio achieved in 2009 with the current accident year loss and loss adjustment expense ratio before catastrophes relatively flat and the expense ratio slightly higher. In 2010, the Company expects the current accident year loss and loss adjustment expense ratio before catastrophes will increase slightly for auto and will decrease slightly for homeowners. For auto business, emerged physical damage claim frequency increased in the first quarter of 2010, partially offset by a decline in physical damage severity. For the balance of 2010, however, management expects these trends to reverse. For both auto physical damage and auto liability coverages, management expects that ultimate 2010 accident year frequency will be slightly negative given the shift to more preferred market segment business, and that ultimate 2010 accident year severity will increase in line with historical experience. While non-catastrophe homeowners’ loss costs improved in the first quarter of 2010 due to lower severity, management expects that loss costs will increase for the full year driven by higher claim severity more than offsetting improvements in claim frequency. In response to an expected increase in loss costs, the Company is taking rating and underwriting actions in auto and homeowners. Management expects the expense ratio will be slightly higher in 2010 driven by higher amortization of AARP acquisition costs in 2010 and the effect of a reduction in The Texas Windstorm Insurance Association (“TWIA”) assessments in 2009.
Small Commercial
The Company expects the Small Commercial written premiums to grow in the single digits during 2010 despite no growth in written premiums in the first quarter of 2010. During the first quarter of 2010, the segment experienced single-digit policy growth in the package and workers’ compensation businesses due to improving policy retention and continued double-digit policy growth in new business. Also during the first quarter of 2010, the Company continued to experience a decrease in earned audit premium, primarily as a result of lower payrolls. This resulted in declining average premium on renewed policies, a trend that is expected to continue through the first half of 2010. Small Commercial introduced several initiatives in 2009 including: programs aimed at improving policy count retention and new product offerings for package business. In addition, Small Commercial introduced a new pricing model for commercial auto in 2010. The workers’ compensation business is expected to continue to produce strong policy growth for the remainder of 2010 reflecting: our current market position and capabilities; targeted broadening of underwriting capabilities in selected industries; and leveraging the payroll model to both increase penetration in well-established partners and continue developing opportunities with recently added partners including the marketing relationship with Intuit. Renewal written pricing in Small Commercial increased 1% in the first quarter of 2010, and increases are also expected for the full year.
The Small Commercial segment’s combined ratio before catastrophes and prior accident year development was 86.5 in the first quarter of 2010 compared to 84.8 in the first quarter of 2009. The Company expects the full year combined ratio before catastrophes and prior accident year development to be higher than the 84.4 achieved in 2009. The increase in the combined ratio results from an expected increase in the current accident year loss and loss adjustment expense ratio, as well as a higher expense ratio. Small Commercial has experienced favorable frequency trends on workers’ compensation and commercial auto claims in recent accident years. Management expects favorable frequency to continue, but at a moderated rate, for the 2010 accident year. Across the Small Commercial lines of business, severity is expected to continue its long-term upward trend. The expense ratio is expected to be higher in 2010 driven by an increase in total underwriting expenses.

Middle Market
Management expects that 2010 written premiums for Middle Market will be slightly higher due to an increase in new business premium, with policy count retention increasing modestly. Written premiums in Middle Market decreased by 3% in the first quarter of 2010 as the downturn in the economy has reduced exposures across most lines of business, particularly payroll exposures for workers’ compensation and construction lines in marine, which were partially reflected in lower earned audit premium.
The Company continues to take a disciplined approach to evaluating and pricing risks in the face of a challenging pricing environment. While renewal written pricing for Middle Market business decreased in the first quarter of 2009, renewal written pricing was flat in the first quarter of 2010, and management expects the positive trend in pricing to continue in 2010, even though some carriers will continue to price new business more aggressively than renewals. Carriers in the commercial lines market segment reported some moderation in the rate of price declines in 2009. As in the Personal Lines and Small Commercial market segments, current economic conditions (lower payrolls, declines in production, lower sales, etc.) have reduced written premium growth opportunities in Middle Market.
For the remainder of 2010, management will seek to compete for new business and protect renewals in Middle Market by, among other actions, refining its pricing and risk selection models, targeting industries with growth potential and looking to sell other lines of business on existing accounts.
The combined ratio before catastrophes and prior accident year development for Middle Market was 97.7 in the first quarter of 2010, and is expected to be higher for the full year than the 95.1 achieved in 2009 due to an expected increase in the current accident year loss and loss adjustment expense ratio and, to a lesser extent, an increase in the expense ratio. Claim cost severity was favorable on property in 2009. However, management expects that claim cost severity for property claims will return to historically normal levels in 2010 and that severity will continue to increase for all other lines. The Company also expects a continuation of moderately lower frequency in 2010.
Specialty Commercial
Within Specialty Commercial, written premiums increased by 5% in the first quarter of 2010 and management expects written premiums to be slightly higher for the full year, primarily due to higher casualty premiums, partially offset by the effects of the economic downturn and market-driven changes in a reinsurance arrangement. The reinsurance program for the professional liability lines renewed in July 2009 with a change in structure from primarily an excess of loss program to a variable quota share arrangement. This change was market driven and consistent with the Company’s expectations. This will have the impact of depressing the net written premium growth for professional liability through the second quarter of 2010.
For professional liability business within Specialty Commercial, the Company expects its losses from the fallout of the sub-prime mortgage market and the broader credit crisis to be within its expected loss estimates based on several factors. Principal among them is the diversified nature of the Company’s product and customer portfolio, with a majority of the Company’s total in-force professional liability net written premium derived from policyholders with privately-held ownership and, therefore, relatively low shareholder class action exposure. Reinsurance substantially mitigates the net limits exposed per policy and no single industry segment comprises 20% or more of the Company’s professional liability book of business by net written premium.
The combined ratio before catastrophes and prior accident year development for Specialty Commercial was 98.0 in the first quarter of 2010, but is expected to be slightly higher for the full year than the 100.1 experienced in 2009 due to an expected increase in the current accident year loss and loss adjustment expense ratio and the dividend ratio, partially offset by a decrease in the expense ratio.
Investment Income
Property & Casualty net investment income is expected to be more favorable in 2010 than in 2009 due to an increased asset base and improved limited partnership performance.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations; valuation allowance on deferred tax assets and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Hartford’s critical accounting estimates are discussed in Part II, Item 7 MD&A in The Hartford’s 2009 Form 10-K Annual Report. The following discussion updates certain of The Hartford’s critical accounting estimates for March 31, 2010 results.
Property and Casualty Reserves, Net of Reinsurance
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are changed after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business.
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

Reserve Rollforwards and Development
A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three months ended March 31, 2010:

Three Months Ended March 31, 2010
	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,070	$3,603	$4,442	$7,044	$4,492	$21,651
Reinsurance and other recoverables	20	137	305	2,118	861	3,441

Beginning liabilities for unpaid losses and loss adjustment expenses-net	2,050	3,466	4,137	4,926	3,631	18,210

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	666	366	331	197	—	1,560
Current accident year catastrophes	41	21	15	2	—	79
Prior accident years	(7)	(18)	(16)	(49)	1	(89)

Total provision for unpaid losses and loss adjustment expenses	700	369	330	150	1	1,550
Payments	(681)	(331)	(326)	(175)	(117)	(1,630)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,069	3,504	4,141	4,901	3,515	18,130
Reinsurance and other recoverables	19	121	311	2,124	855	3,430

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,088	$3,625	$4,452	$7,025	$4,370	$21,560

Earned premiums	$995	$637	$501	$287	$—	$2,420
Loss and loss expense paid ratio [1]	68.3	52.0	65.2	60.8
Loss and loss expense incurred ratio	70.3	57.9	65.9	52.2
Prior accident years development (pts) [2]	(0.8)	(2.8)	(3.3)	(16.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2010
Included within prior accident years development for the three months ended March 31, 2010 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Professional liability	$—	$—	$—	$(22)	$—	$(22)
General liability umbrella	—	—	(10)	—	—	(10)
Personal auto liability	(17)	—	—	—	—	(17)
Other reserve re-estimates, net [1] [2]	10	(18)	(6)	(27)	1	(40)

Total prior accident years development for the three months ended March 31, 2010	$(7)	$(18)	$(16)	$(49)	$1	$(89)

[1]	Includes reserve discount accretion of $7, including $2 in Small Commercial, $3 in Middle Market and $2 in Specialty Commercial.

[2]
Other reserve re-estimates include a number of reserve changes across multiple lines of business. These re-estimates include, among other reserve changes, reserve releases in Small Commercial for package business, general liability and auto liability and in Specialty Commercial for general liability and property.

During 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for professional liability claims by $22 in the first quarter of 2010, primarily related to directors’ and officers’ (“D&O”) claims in accident years 2006 and prior. For these accident years, reported losses for claims under D&O and E&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. Any continued favorable emergence of claims under D&O and E&O insurance policies for prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.

•
Released reserves for Personal Lines auto liability claims by $17 in the first quarter of 2010. During 2009, the Company recognized that favorable development in reported severity, due in part to changes made to claim handling procedures in 2007, was a sustained trend for accident years 2005 through 2008 and, accordingly, management reduced its reserve estimate. The first quarter 2010 reserve release is in response to a continuation of these same favorable trends, primarily affecting accident years 2005 through 2009.

•
Released reserves for umbrella claims by $10 in the first quarter of 2010, primarily related to accident years 2004 to 2008. The Company observed that reported losses for umbrella general liability claims continue to emerge favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years.

A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,052	$3,572	$4,744	$6,981	$4,584	$21,933
Reinsurance and other recoverables	60	176	437	2,110	803	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,992	3,396	4,307	4,871	3,781	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	627	362	359	233	—	1,581
Current accident year catastrophes	42	6	16	1	—	65
Prior accident years	10	5	(58)	(25)	—	(68)

Total provision for unpaid losses and loss adjustment expenses	679	373	317	209	—	1,578
Payments	(705)	(349)	(343)	(156)	(110)	(1,663)

Ending liabilities for unpaid losses and loss adjustment expenses-net	1,966	3,420	4,281	4,924	3,671	18,262
Reinsurance and other recoverables	58	170	458	2,063	793	3,542

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,024	$3,590	$4,739	$6,987	$4,464	$21,804

Earned premiums	$979	$652	$548	$332	$—	$2,511
Loss and loss expense paid ratio [1]	72.1	53.6	62.7	46.3
Loss and loss expense incurred ratio	69.4	57.3	57.8	62.6
Prior accident year development (pts) [2]	1.1	0.8	(10.5)	(7.9)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident year development (pts)” represents the ratio of prior accident year development to earned premiums.
Prior accident year development recorded in 2009
Included within prior accident year development for the three months ended March 31, 2009 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
General liability	$—	$—	$(38)	$—	$—	$(38)
Workers’ compensation	—	(13)	(10)	—	—	(23)
Directors’ and officers’ claims	—	—	—	(20)	—	(20)
Personal auto liability	(18)	—	—	—	—	(18)
Homeowners’ claims	18	—	—	—	—	18
Package business	—	16	—	—	—	16
Surety business	—	—	—	10	—	10
Other reserve re-estimates, net [1]	10	2	(10)	(15)	—	(13)

Total prior accident year development for the three months ended March 31, 2009	$10	$5	$(58)	$(25)	$—	$(68)

[1]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.
During 2009, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the three months ended March 31, 2010.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended March 31, 2010	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,892		$307	$1,432	$3,631
Losses and loss adjustment expenses incurred	2		—	(1)	1
Losses and loss adjustment expenses paid	(72)		(7)	(38)	(117)

Ending liability — net [2][3]	$1,822	[4]	$300	$1,393	$3,515

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

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $10 and $4, respectively, as of March 31, 2010 and $10 and $5, respectively, as of December 31, 2009. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three months ended March 31, 2010 includes $2 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three months ended March 31, 2010 includes $3 related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,412 and $359, respectively, as of March 31, 2010 and $2,484 and $367, respectively, as of December 31, 2009.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $223 and $224, respectively, resulting in a one year net survival ratio of 8.2 and a three year net survival ratio of 8.2. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three months ended March 31, 2010, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended March 31, 2010	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$30	$—	$7	$—
Assumed Reinsurance	33	—	—	—
London Market	8	—	1	—

Total	71	—	8	—
Ceded	1	2	(1)	—

Net	$72	$2	$7	$—

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2010 includes $2, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2010 includes $3 related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2010 of $2.13 billion ($1.83 billion and $304 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.67 billion to $2.44 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2009 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company expects to perform its regular reviews of asbestos liabilities in the second quarter of 2010, Other Operations’ reinsurance recoverables and the allowance for uncollectible reinsurance in the second quarter of 2010, and environmental liabilities in the third quarter of 2010. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property & Casualty Reserves, Net of Reinsurance section of the MD&A included in the Company’s 2009 Form 10-K Annual Report.
Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: Life’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit reserves. See The Hartford’s 2009 Form 10-K Annual Report for additional discussion on the Company’s critical accounting estimates related to EGPs.
The most significant EGP based balances are as follows:

	Individual Variable		Individual Variable
	Annuities — U.S.		Annuities — Japan		Individual Life
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009
DAC	$3,307	$3,378	$1,518	$1,566	$2,485	$2,528
SIA	$324	$324	$30	$28	$42	$42
URR	$87	$85	$1	$1	$1,208	$1,185
Death and Other Insurance Benefit Reserves	$1,159	$1,232	$557	$580	$85	$76

Unlocks
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the first quarter of 2010 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Global Annuity — U.S.	$41	$(1)	$18	$2	$60
Global Annuity — International	8	—	13	—	21
Retirement	1	—	—	—	1
Individual Life	2	1	—	—	3

Total	$52	$—	$31	$2	$85

[1]
As a result of the Unlock, Global Annuity — U.S. reserves decreased $58, pre-tax, offset by a decrease in reinsurance recoverables of $30, pre-tax. Global Annuity — International reserves decreased $32, pre-tax, offset by an increase in reinsurance recoverables of $12, pre-tax.

[2]
The most significant contributor to the Unlock benefit recorded during the first quarter of 2010 was actual separate account returns from January 1, 2010 to March 31, 2010 being above our aggregated estimated return.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the first quarter of 2009 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Global Annuity — U.S.	$(666)	$52	$(328)	$(43)	$(985)
Global Annuity — International	(88)	—	(333)	(1)	(422)
Retirement	(54)	—	(2)	(1)	(57)
Individual Life	(67)	41	—	—	(26)
Corporate	(4)	—	—	—	(4)

Total	$(879)	$93	$(663)	$(45)	$(1,494)

[1]
As a result of the Unlock, Global Annuity — U.S. reserves increased $1,048, pre-tax, offset by an increase in reinsurance recoverables of $543, pre-tax. Global Annuity — International reserves increased $536, pre-tax, offset by an increase in reinsurance recoverable of $25, pre-tax.

[2]
The most significant contributor to the Unlock amounts recorded during the first quarter of 2009 was actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 28% and 41% as of March 31, 2010, respectively, and 23% and 41% as of December 31, 2009, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.
Goodwill Impairment
The Company completed its annual goodwill assessment for the individual reporting units within Life as of January 1, 2010, which resulted in no write-downs of goodwill for the three months ended March 31, 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. The implied level of goodwill in Individual Life exceeds the carrying amount of goodwill, even though the fair value of the reporting unit is less than its carrying value, primarily as a result of the implied value of present value of future profits being substantially less in value than the DAC asset removed in purchase accounting due to the higher discount rate used in valuing present value of future profits as compared to that used in present valuing estimated gross profits for DAC. The Company expects to complete the annual impairment test for Federal Trust Corporation in the second quarter of 2010 and the Property & Casualty reporting units in the fourth quarter of 2010.

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is organized into two major operations: Life and Property & Casualty, each containing reporting segments. The following discussions describe the Life and Property & Casualty operations. For additional information, such as certain measures and ratios that the Company considers in assessing the performance of its life and property and casualty underwriting businesses, see MD&A in The Hartford’s 2009 Form 10-K Annual Report.
Life Operations
Life is now organized into six reporting segments, Global Annuity — U.S. (formerly Retail), Global Annuity — International (formerly International), Retirement, Individual Life, Group Benefits, and Institutional.
Global Annuity — U.S. offers individual variable and fixed market value adjusted (“MVA”) annuities.
Global Annuity — International provides investments, retirement savings and other insurance and savings products to individuals and groups outside the United States. The Company’s Japan operation is the largest component of the Global Annuity — International segment.
Retirement provides products and services to corporations pursuant to Section 401(k) and products and services to municipalities and not-for-profit organizations under Section 457 and 403(b) of the IRS code, as well as, Retail mutual funds, Insurance Product mutual funds, Investment-Only mutual funds and 529 college savings plans.
Individual Life sells a variety of life insurance products, including variable universal life, universal life, and term life.
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Institutional, primarily offers institutional liability products, such as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals and stable value products. Institutional continues to service existing customers of its discontinued businesses, which includes Leveraged PPLI, structured settlements and institutional annuities (primarily terminal funding cases).
Life includes within its Other category corporate items not directly allocated to any of its reportable operating segments; intersegment eliminations; the mark-to-mark adjustment for the Global Annuity — International variable annuity assets that are classified as equity securities, trading, reported in net investment income and the related change in interest credited reported as a component of benefits, losses and loss adjustment expenses; and includes certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries.
In some circumstances, operating and performance results may be discussed at a reporting unit level, where the components of an operating segment constitute a reporting unit for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. Such is the case for Retirement which is comprised of Retirement Plans, which includes 401(k), 457, 403(b), longevity assurance and income annuities, and Mutual Funds which is comprised of Retail mutual funds, Insurance Product mutual funds, Investment-Only mutual funds and 529 college savings plans.
Definitions of Non-GAAP measures and ratios for Life Operations
After-tax Margin
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

Property & Casualty Operations
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”), and the Other Operations segment. Through its Ongoing Operations segment, the Company provides a number of coverages, as well as insurance-related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, fidelity and surety, professional liability and director’s and officer’s liability coverages. Property & Casualty also provides automobile, homeowners, and home-based business coverage to individuals throughout the United States, as well as insurance-related services to businesses. Through its Other Operations segment, Property & Casualty is responsible for managing property and casualty operations of The Hartford that have discontinued writing new or renewal business as well as managing the claims related to asbestos and environmental exposures.
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
Definitions of Non-GAAP measures and ratios for Property & Casualty Operations
Written and earned premiums
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

KEY PERFORMANCE MEASURES AND RATIOS
Life
Management evaluates the rates of return various businesses can provide as an input in determining where additional capital should be invested to increase net income and shareholder returns. The Company uses the return on assets for the Global Annuity, Retirement and Institutional businesses for evaluating profitability. In Group Benefits and Individual Life, after-tax margin is a key indicator of overall profitability.

	Three Months Ended
	March 31,
Ratios	2010		2009
Global Annuity
U.S. — ROA [1]	62.6	bps	(360.0	)bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(0.5	)bps	83.9	bps
Effect of DAC Unlock on ROA [2]	24.6	bps	(475.3	)bps
ROA excluding realized gains (losses) and DAC Unlock	38.5	bps	31.4	bps

International — Japan ROA	32.2	bps	(321.5	)bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [3]	(52.9	)bps	201.7	bps
Effect of DAC Unlock on ROA [2]	24.1	bps	(511.0	)bps
ROA excluding realized gains (losses) and DAC Unlock	61.0	bps	(12.2	)bps

Retirement
Retirement Plans ROA	(5.3	)bps	(96.4	)bps
Effect of net realized losses, net of tax and DAC on ROA	(15.9	)bps	(35.1	)bps
Effect of DAC Unlock on ROA [2]	0.9	bps	(62.4	)bps
ROA excluding realized losses and DAC Unlock	9.7	bps	1.1	bps

Mutual Funds ROA [1] [4]	10.9	bps	2.6	bps
Effect of net realized gains, net of tax and DAC on ROA	—	bps	1.3	bps
ROA excluding realized gains	10.9	bps	1.3	bps

Individual Life [1]
After-tax margin	5.6%		(5.6%)
Effect of net realized losses, net of tax and DAC on after-tax margin	(8.8%)		(4.3%)
Effect of DAC Unlock on after-tax margin [2]	1.0%		(10.2%)
After-tax margin excluding realized losses and DAC Unlock	13.4%		8.9%

Group Benefits
After-tax margin (excluding buyouts)	4.3%		5.6%
Effect of net realized gains, net of tax on after-tax margin (excluding buyouts)	—		0.2%
After-tax margin (excluding buyouts) excluding realized gains	4.3%		5.4%

Institutional
Institutional ROA	(62.3	)bps	(117.3	)bps
Effect of net realized losses, net of tax and DAC on ROA	(57.7	)bps	(104.5	)bps
Effect of DAC Unlock on ROA [2]	—	bps	—	bps
ROA excluding realized losses and DAC Unlock	(4.6	)bps	(12.8	)bps

[1]
Insurance Product mutual fund assets are included in Mutual Funds and those same assets are also included in Global Annuity — U.S., Retirement Plans, and Individual Life as those same assets generate earnings for each of these segments.

[2]	See Unlocks within the Critical Accounting Estimates section of the MD&A.

[3]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[4]	Includes assets attributed to the transfer of Insurance Product mutual funds, Investment-Only mutual funds, Canada Operations, and 529 college savings plans effective January 1, 2010.

Three months ended March 31, 2010 compared to three months ended March 31, 2009
•	Global Annuity — U.S. ROA, excluding realized gains (losses) and DAC Unlock, increased primarily due to improved net investment income, a lower DAC amortization rate and improved operating expenses.
•
Global Annuity — International’s Japan ROA, excluding realized gains (losses) and DAC Unlock, increased primarily due to the lack of a 3 Win charge in 2010 versus a $40, after-tax charge in 2009. Excluding the effects of the 3 Win charge, ROA, excluding realized gains (losses) and DAC Unlock, DAC amortization would have been 37 bps in 2009. The increase of ROA, excluding 3 Win charge, is driven by improvement in the equity markets, reduced DAC amortization and lower expenses associated with the restructuring of Japan’s operations.

•	The increase in Retirement Plans ROA, excluding realized losses and DAC Unlock, was primarily driven by improved performance on limited partnerships and other alternative investments.
•
The increase in Mutual Funds ROA, excluding realized gains and DAC unlock, was driven by improvement in the equity markets, which enabled this business to partially return to scale, the impact of lower operating expenses, partially offset by the addition of Insurance Product mutual fund assets to this line of business which has a lower ROA.

•	The increase in Individual Life’s after-tax margin, excluding realized losses and DAC Unlock, was primarily due to death benefits and operating expenses being slightly lower compared to prior year.
•
The decrease in Group Benefits after-tax margin, excluding realized gains, was primarily due to a higher loss ratio due to unfavorable morbidity and higher expense ratio due to higher commission expense on experience rated financial institution business.

•	The increases in Institutional’s ROA, excluding realized losses, is primarily due to improved performance on limited partnerships and other alternative investments.

Property & Casualty
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following table and the segment discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2010 and 2009. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended
	March 31,
	2010	2009
Ongoing Operations earned premium growth
Personal Lines	2%	—
Small Commercial	(2%)	(5%)
Middle Market	(9%)	(8%)
Specialty Commercial	(14%)	(5%)

Total Ongoing Operations	(4%)	(4%)

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	92.1	90.0
Catastrophe ratio

Current year	3.3	2.6
Prior years	(0.2)	0.2

Total catastrophe ratio	3.1	2.8
Non-catastrophe prior year development	(3.5)	(2.9)

Combined ratio	91.7	89.9

Other Operations net income	$19	$1

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Ongoing Operations earned premium growth

Personal Lines
•   The change from no growth in 2009 to earned premium growth of 2% in 2010 was primarily due to new business growth on both AARP and Agency, partially offset by lower average renewal earned premium on Agency auto business.

Small Commercial	• The change from a 5% earned premium decline in 2009 to a 2% decline in 2010 was primarily attributable to the effect of year-over-year changes in earned audit premiums.

Middle Market	• The steeper earned premium decline in 2010 was primarily driven by the effect of non-renewals outpacing new business in all lines except for workers’ compensation.

Specialty Commercial	• The steeper earned premium decline in 2010 was primarily due to the effects of lower new business and earned pricing decreases in professional liability, fidelity and surety.

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident years development
•   In 2010, the 2.1 point increase in the combined ratio before catastrophes and prior accident year development was primarily driven by a 1.4 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 1.2 point increase in the expense ratio.

• Among other factors, the increase in the current loss and loss adjustment expense ratio before catastrophes was driven by an increase for Personal Lines auto business.

•   The increase in the expense ratio in the 2010 period includes the effects of the decrease in earned premiums, a $14 reduction in TWIA assessments recognized in 2009 related to hurricane Ike and increased compensation-related costs.

Catastrophes
•   The catastrophe ratio increased 0.3 points in 2010, as losses in 2010 from East coast winter storms and from wind and rain storms in the Northeast, California and Arizona were higher than losses in 2009 from ice storms and windstorms in the Southeast and Midwest.

Non-catastrophe prior accident years development
•   Favorable reserve development in 2010 included, among other reserve changes, the release of reserves for directors’ and officers’ claims, primarily related to the 2006 and prior accident years, the release of reserves for Personal Lines auto liability claims, primarily affecting accident years 2005 through 2009 and the release of reserves for general liability umbrella claims, primarily related to accident years 2004 to 2008. See “Reserve Rollforwards and Development” in the Critical Accounting Estimates Section of the MD&A for a discussion of prior accident year reserve development in 2010.

Other Operations net income (loss)
•	Other Operations reported a higher net income in 2010 as compared to 2009 primarily due to a decrease in net realized capital losses.

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

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$75,584	79.3%	$71,153	76.3%
Equity securities, AFS, at fair value	1,153	1.2%	1,221	1.3%
Mortgage loans	5,162	5.4%	5,938	6.4%
Policy loans, at outstanding balance	2,177	2.3%	2,174	2.3%
Limited partnerships and other alternative investments	1,736	1.8%	1,790	1.9%
Other investments [1]	941	1.0%	602	0.7%
Short-term investments	8,545	9.0%	10,357	11.1%

Total investments excluding equity securities, trading	95,298	100.0%	93,235	100.0%
Equity securities, trading, at fair value [2]	32,053		32,321

Total investments	$127,351		$125,556

[1]	Primarily relates to derivative instruments. Also includes investments in real estate.

[2]	These assets primarily support the Global Annuity – International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to an increase in fixed maturities, partially offset by declines in short-term investments and mortgage loans. The increase in fixed maturities was largely the result of improved security valuations due to credit spread tightening and declining interest rates, as well as the reinvestment of short-term investment proceeds, which contributed to the decline in short-term investments. The decline in mortgage loans resulted from sales and, to a lesser extent, additional valuation allowances.
Net Investment Income (Loss)

	Three Months Ended
	March 31,
	2010		2009
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$874	4.4%	$953	4.7%
Equity securities, AFS	14	4.3%	27	7.3%
Mortgage loans	71	5.1%	79	4.9%
Policy loans	33	6.1%	36	6.5%
Limited partnerships and other alternative investments	6	1.4%	(209)	(36.9%)
Other [3]	85	—	58	—
Investment expense	(23)	—	(24)	—

Total net investment income excluding equity securities, trading	1,060	4.3%	920	3.7%
Equity securities, trading	701		(724)

Total net investment income	$1,761		$196

[1]
Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding securities lending collateral and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is Other, which primarily relates to fixed maturities (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Total net investment income increased largely due to increases in equity securities, trading, resulting from improved market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, increased primarily due to improved performance of limited partnerships and other alternative investments primarily within real estate and private equity funds. This increase was partially offset by lower income on fixed maturities resulting from a decline in short-term interest rates.

Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2010	2009
Gross gains on sales	$132	$208
Gross losses on sales	(111)	(720)
Net OTTI losses recognized in earnings	(152)	(224)
Japanese fixed annuity contract hedges, net [1]	(16)	41
Periodic net coupon settlements on credit derivatives/Japan	(7)	(19)
Results of variable annuity hedge program
GMWB derivatives, net	129	589
Macro hedge program	(164)	204

Total results of variable annuity hedge program	(35)	793
Other, net	(87)	5

Net realized capital gains (losses)	$(276)	$84

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

The circumstances giving rise to the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•   Gross gains and losses on sales for the three months ended March 31, 2010 were predominantly from real estate related and subordinated financial investments due to efforts to reduce portfolio risk. In addition, gross losses included U.S. Treasuries in order to manage duration.

•   Gross gains and losses on sales for the three months ended March 31, 2009 were predominantly within financial services, structured and government securities due to efforts to reduce portfolio risk and improve liquidity while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program
•   The net gain on GMWB related derivatives for the three months ended March 31, 2010 was primarily due to gains on lower implied market volatility of $114 and the relative outperformance of the underlying actively managed funds as compared to their respective indices of $27, partially offset by losses of $36 due to trading costs given actual volatility in equity markets. The net loss on the macro hedge program was primarily the result of higher equity market valuation, lower implied market volatility, and time decay.

•   The net gain on GMWB derivatives for the three months ended March 31, 2009 was primarily due to liability model changes and assumption updates of $314 and the impacts of the Company’s own credit standing of $222. For more information, see Note 4a of the Notes to Condensed Consolidated Financial Statements. The net gain on the macro hedge program was primarily the result of a decline in the equity markets.

Other, net
•   Other, net losses for the three months ended March 31, 2010 primarily resulted from additions to valuation allowances on impaired mortgage loans of $112, which includes $78 on mortgage loans held for sale, and losses of $49 on Japan 3Win related foreign currency swaps primarily driven by a decrease in U.S. interest rates. These losses were partially offset by gains of $33 on credit derivatives that assume credit risk due to credit spread tightening, $15 on credit derivatives that purchase credit protection due to credit spreads widening on certain specific referenced corporate entities, and $13 on the Japan variable annuity hedge due to the strengthening of the yen as compared to the euro.

•   Other, net gains for the three months ended March 31, 2009 primarily resulted from $220 of transactional foreign currency gains predominantly on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and $70 of gains associated with the Allianz warrants. These gains were partially offset by net losses on credit derivatives of $177, valuation allowances on impaired mortgage loans of $74, and losses on the Japan 3Win contract hedges of $45.

GLOBAL ANNUITY — U.S.

	Three Months Ended
	March 31,
Operating Summary	2010		2009		Change
Fee income and other	$376		$411		(9%)
Earned premiums	29		2		NM
Net investment income	200		184		9%
Net realized capital gains (losses)	(48)		470		NM

Total revenues	557		1,067		(48%)
Benefits, losses and loss adjustment expenses	231		856		(73%)
Insurance operating costs and other expenses	131		123		7%
Amortization of deferred policy acquisition costs and present value of future profits	2		1,287		(100%)

Total benefits, losses and expenses	364		2,266		(84%)
Income (loss) before income taxes	193		(1,199)		NM
Income tax expense (benefit)	40		(453)		NM

Net income (loss)	$153		$(746)		NM

Assets Under Management
Variable annuity account values	$85,320		$68,166
Fixed annuity and other account values [4]	12,823		11,747

Total account values [1]	$98,143		$79,913

Account Value and Assets Under Management Roll Forward
Variable Annuities
Account value, beginning of period	$84,679		$74,578
Net flows	(2,319)		(1,964)
Change in market value and other	2,960		(4,448)

Account value, end of period	$85,320		$68,166

Net Investment Spread	40	bps	(19	)bps

Expense Ratios
Individual Annuities
General insurance expense ratio	17.6	bps	23.6	bps
DAC amortization ratio	22.7%		(316.8%)
DAC amortization ratio, excluding realized losses and DAC Unlocks [2] [3]	55.1%		64.5%

[1]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Excludes the effects of realized gains and losses.

[3]	See Critical Accounting Estimates in the MD&A.

[4]	Includes $683 attributed to the transfer of Single Premium Immediate Annuity from Institutional effective January 1, 2010.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
The net income for Global Annuity – U.S. has improved significantly driven by the improvements in equity markets. The dramatic improvement in equity markets resulted in a DAC Unlock benefit in the first quarter 2010 compared to a significant Unlock charge in the first quarter 2009 which was partially offset by net realized capital losses in the first quarter of 2010, compared to gains in first quarter 2009, primarily as a result of the Company’s hedging activities.
For further discussion of the 2010 and 2009 Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income and other
•   Fee income and other decreased primarily as a result of the impact of the 2009 Unlock on unearned revenue reserves, which increased fee income and other by $80 in the first quarter of 2009, partially offset by higher maintenance and expense fees in 2010 driven by increased average account values. Average variable annuity account values increased from $71.4 billion in 2009 to $85.0 billion in 2010 driven by equity market appreciation. Net outflows remain high as deposit activity has declined driven by increased competition, particularly competition related to guaranteed living benefits.

Net investment income
•   Net investment income increased primarily as a result of improved performance on limited partnership and other alternative investments in 2010 partially offset by a decrease in income on fixed maturities.

Net investment spread
•   Net investment spread increased primarily as a result of higher earned rates driven primarily by improved performance on limited partnerships and other alternative investments in 2010 which added 67 bps of return, partially offset by lower returns on mortgage loans of 7 bps.

Net realized capital gains (losses)
•   The change in net realized capital gains (losses) is primarily related to results from the Company’s variable annuity hedge program which generated losses of $19 in 2010 and gains of $752 in 2009. Partially offsetting this activity were net gains on sales of securities of $25 in 2010 compared with net losses on sales of securities of $204 in 2009.

Benefits, losses and loss adjustment expenses
•   Benefits, losses and loss adjustment expenses are lower on a comparable period basis as a result of the impact of the 2009 and 2010 Unlocks which resulted in a charge to earnings of $571 in 2009 compared with a benefit of $32 in 2010.

Insurance operating costs and other expenses
•   Insurance operating costs and other expenses have increased slightly as compared to 2009 as an increase in trail commissions driven by increases in assets under management as a result of improved equity markets, was largely offset by lower operating and wholesaling expenses driven by management’s active efforts to reduce expenses and lower sales levels.

General insurance expense ratio	• The general insurance expense ratio declined as a result of management’s efforts to reduce expenses and an increase in the average asset base.

Amortization of DAC
•   Amortization of DAC is lower on a comparative period basis as a result of the Unlocks in 2009 and 2010 which resulted in additional amortization of $1.0 billion in 2009 compared with a reduction in amortization of $61 in 2010.

DAC amortization ratio, excluding realized gains (losses) and DAC Unlocks	• The DAC amortization ratio decreased due to rising gross profits from March 31, 2009 to March 31, 2010, driven by equity market appreciation as discussed above.

Income tax expense (benefit)
•   The effective tax rate decreased from 38% in 2009 to 21% in 2010. The decrease in effective tax rate was principally driven by pre-tax losses caused by the 2009 Unlock as the permanent difference for the separate account DRD was consistent with prior year. Additionally, for 2010 there was a valuation allowance on deferred tax benefits related to certain realized losses.

GLOBAL ANNUITY — INTERNATIONAL

	Three Months Ended
	March 31,
Operating Summary	2010		2009		Change
Fee income	$212		$184		15%
Earned premiums	(2)		(2)		—
Net investment income	33		44		(25%)
Net realized capital gains (losses)	(73)		246		NM

Total revenues	170		472		(64%)
Benefits, losses and loss adjustment expenses	34		630		(95%)
Insurance operating costs and other expenses	50		84		(40%)
Amortization of deferred policy acquisition costs and present value of future profits	50		196		(74%)

Total benefits, losses and expenses	134		910		(85%)
Income (loss) before income taxes	36		(438)		NM
Income tax expense (benefit)	13		(145)		NM

Net income (loss)	$23		$(293)		NM

Assets Under Management — Japan
Japan variable annuity account values	$30,379		$26,567
Japan fixed annuity and other account values	4,294		4,379

Total assets under management — Japan	$34,673		$30,946

Account Value and Assets Under Management Roll Forward
Japan Annuities
Account value, beginning of period	$34,886		$34,495
Net flows	(515)		(129)
Change in market value and other	433		(722)
Effect of currency translation	(131)		(2,698)

Account value, end of period	$34,673		$30,946

Expense Ratios
Global Annuity — International — Japan
General insurance expense ratio	27.6	bps	47.7	bps
DAC amortization ratio [1]	53.3%		(40.9%)
DAC amortization ratio excluding realized gains (losses) and DAC Unlocks [1] [2]	42.0%		52.6%

[1]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[2]
Excludes the effects of 3 Wins related charges for the three months ended March 31, 2009, of $62, pre-tax, on net income. Including the effects of 3 Wins related charges DAC amortization ratio would have been 148.6%.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Net income increased for the three months ended March 31, 2010 as a result of a favorable Unlock benefit in 2010 compared to an unfavorable Unlock charge in 2009, partially offset by realized capital losses. For further discussion on the Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income
•   Fee income increased primarily as a result of higher variable annuity fee income due to an increase of Japan’s average variable annuity account values. Average variable annuity account value increased due to the market and yen appreciation partially offset by net outflows due to the suspension of new sales in the second quarter of 2009.

Benefits, losses and loss adjustment expenses
•   Benefits, losses and loss adjustment expense decreased because of financial impacts associated with the improvement of the equity markets since first quarter 2009. In the first quarter 2009, depressed equity markets caused; a higher GMDB net amount at risk, higher claims costs and 3 Win related charges of $60.

Net realized capital gains (losses)
•   Losses increased due to current macro hedge losses of ($30), impairments of ($10) and hedging losses associated with the fixed annuity business of ($16). Gains for the three months ended March 31, 2009 included $218 of transactional foreign currency gains predominately on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, macro hedge gains of $46, and gains on hedges associated with the fixed annuity business of $41, partially offset by net losses on credit derivatives and losses on the Japan 3Win contract hedges of $(45).

Insurance operating costs and other expenses	• Insurance operating costs and other expenses decreased due to expense savings associated with the restructuring of the Global Annuity – International operations.

General insurance expense ratio	• Japan general insurance expense ratio decreased due to the restructuring of Japan’s operations.

Amortization of DAC	• Amortization of DAC decreased as a result of the negative impacts of the Unlock in the first quarter of 2009.

Income tax benefit	• Income tax benefit declined as a result of improved earnings. The effective tax rate ending March 31, 2010 and March 31, 2009 is 36% and 33%, respectively.

RETIREMENT

	Three Months Ended
	March 31,
Operating Summary	2010		2009		Change
Fee income and other	$258		$180		43%
Earned premiums	2		1		100%
Net investment income	79		73		8%
Net realized capital losses	(15)		(59)		75%

Total revenues	324		195		66%
Benefits, losses and loss adjustment expenses	63		74		(15%)
Insurance operating costs and other expenses	201		167		20%
Amortization of deferred policy acquisition costs and present value of future profits	20		95		(79%)

Total benefits, losses and expenses	284		336		(15%)
Income (loss) before income taxes	40		(141)		NM
Income tax expense (benefit)	20		(55)		NM

Net income (loss)	$20		$(86)		NM

Assets Under Management
Retirement Plans
403(b)/457 account values	$11,502		$10,004
401(k) account values	17,776		11,848
401(k)/403(b) mutual funds	17,186		14,144

Total Retirement Plans assets under management	46,464		35,996

Mutual Funds
Mutual fund assets under management [1] [2]	97,702		29,543

Total assets under management	$144,166		$65,539

Total assets under administration – 401(k)	$5,755		$5,024

Account Value and Assets Under Management Roll Forward
Retirement Plans Group Annuities
Account value, beginning of period	$27,258		$22,198
Net flows	930		631
Transfers in of Maturity Funding	194		—
Change in market value and other	896		(977)

Account value, end of period [3]	$29,278		$21,852

401(k) / 403(b) Mutual Funds
Assets under management, beginning of period	$16,704		$14,838
Net sales/(redemptions)	(235)		57
Change in market value and other	717		(751)

Assets under management, end of period	$17,186		$14,144

Mutual Funds [4]
Assets under management, beginning of period	$44,031		$32,710
Transfer in of Investment-Only and Canadian mutual funds	5,617		—
Net sales	1,466		(467)
Change in market value and other [1]	2,185		(2,700)

Assets under management, end of period [1]	$53,299		$29,543

Insurance Product Mutual Funds[5]
Assets under management, beginning of period	$—		$—
Transfers in of Insurance Product mutual funds	43,890		—
Net sales	(1,324)		—
Change in market value and other	1,837		—

Assets under management, end of period	$44,403		$—

Net Investment Spread
Retirement Plans	115	bps	44	bps

[1]	Includes amount attributed to the transfer of Investment-Only mutual funds and Canada Operations effective January 1, 2010.

[2]	Includes Insurance Product mutual funds effective January 1, 2010.

[3]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[4]	Includes Retail mutual funds, Investment-Only mutual funds, Canadian mutual funds and 529 college savings plan assets.

[5]	Includes mutual funds sponsored by the Company which are owned by the separate accounts of the Company to support insurance and investment products sold by the Company.

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Net income in Retirement increased due to increases in fee income, lower net realized capital losses, and lower DAC amortization, as compared to the prior year period. For further discussion of the Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•   Fee income and other increased primarily due to increases in average assets under management resulting from improvements in equity markets and increased deposit activity as equity market improvements created an environment where investors were willing to re-enter the capital markets. Retail mutual funds experienced record growth in the first quarter 2010 increasing fee income by $36 over the prior year comparable period.

Net investment income	• Net investment income increased due to improved performance on limited partnerships and other alternative investments.

Net investment spread	• The increase in net investment spread is attributable to improved performance on limited partnerships and other alternative investments.

Net realized capital losses
•   Net realized capital losses were lower during the first quarter of 2010 compared to the prior year comparable period due to losses on derivatives, trading losses and impairments in the first quarter 2009.

Insurance operating costs and other expenses
•   Insurance operating costs and other expenses increased primarily due to higher trail commissions driven by higher average account value as a result of improvements in equity markets, and the inclusion of expenses of $6 associated with Investment-Only and Insurance Product mutual funds.

Amortization of DAC	• Amortization of deferred policy acquisition costs and present value of future profits decreased on a comparative period prior year basis as a result of the DAC Unlock in the first quarter of 2009.

Income tax expense (benefit)
•   Income tax expense was recorded during the first quarter of 2010 as opposed to a benefit in 2009 due to pre-tax income in the first quarter of 2010. The change in effective rate of 50% from 39% is due to the change in the level of losses in 2009 compared to the level of earnings in 2010, while the permanent tax differences for DRD have remained relatively constant. Also increasing the 2010 rate was a valuation allowance on deferred tax benefits related to certain realized losses.

INDIVIDUAL LIFE

	Three Months Ended
	March 31,
Operating Summary	2010		2009		Change
Fee income and other	$242		$292		(17%)
Earned premiums	(22)		(19)		(16%)
Net investment income	93		79		18%
Net realized capital losses	(28)		(33)		15%

Total revenues	285		319		(11%)
Benefits, losses and loss adjustment expenses	165		164		1%
Insurance operating costs and other expenses	46		48		(4%)
Amortization of deferred policy acquisition costs and present value of future profits	47		139		(66%)

Total benefits, losses and expenses	258		351		(26%)
Income (loss) before income taxes	27		(32)		NM
Income tax expense (benefit)	11		(14)		NM

Net income (loss)	$16		$(18)		NM

Account Values
Variable universal life insurance	$5,900		$4,550
Universal life insurance [1]	5,781		5,431

Total account values	$11,681		$9,981

Life Insurance In-Force
Variable universal life insurance	$77,592		$77,913
Universal life insurance	55,806		53,576
Term life	71,078		65,364

Total life insurance in-force	$204,476		$196,853

Net Investment Spread	128	bps	64	bps

Death Benefits	$93		$94

[1]	Includes Universal Life, Interest Sensitive Whole Life, Modified Guaranteed Life Insurance and other.
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
The increase in net income was principally driven by the impacts of the Unlocks. The following factors contributed to the changes in net income (loss):

Fee income and other	• Fee income and other decreased primarily due to the impact of the 2009 Unlock.

Earned premiums	• Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to higher ceded reinsurance premiums due to the aging of the life insurance in-force.

Net investment income	• Net investment income increased primarily due to improved performance of limited partnerships and other alternative investments.

Net investment spread	• Net investment spread increased 64 bps primarily related to improved performance of limited partnerships and other alternative investments of 65 bps and lower average credited rates of 15 bps.

Amortization of DAC
•   Amortization of DAC decreased primarily as a result of the 2010 Unlock benefit compared to the 2009 Unlock charge. DAC amortization had a partial offset in amortization of deferred revenues, which drove the decrease in fee income noted above.

Income tax expense (benefit)
•   Income tax expense (benefit) increased as a result of improved earnings before income taxes primarily due to a 2010 Unlock benefit compared to a 2009 Unlock charge. The effective tax rate for 2010 differs from the statutory rate of 35% primarily due to the recognition of a valuation allowance on deferred tax benefits related to certain realized losses, partially offset by the recognition of DRD tax benefit.

GROUP BENEFITS

	Three Months Ended
	March 31,
Operating Summary	2010	2009	Change
Premiums and other considerations	$1,102	$1,138	(3%)
Net investment income	107	91	18%
Net realized capital gains	9	3	NM

Total revenues	1,218	1,232	(1%)
Benefits, losses and loss adjustment expenses	843	860	(2%)
Insurance operating costs and other expenses	283	264	7%
Amortization of deferred policy acquisition costs	16	14	14%

Total benefits, losses and expenses	1,142	1,138	—
Income before income taxes	76	94	(19%)
Income tax expense	25	25	—

Net income	$51	$69	(26%)

Earned Premiums and Other
Fully insured — ongoing premiums	$1,052	$1,126
Buyout premiums	37	—
Other	13	12

Total earned premiums and other	$1,102	$1,138

Fully insured ongoing sales, excluding buyouts	$296	$400

Ratios, excluding buyouts
Loss ratio	75.7%	75.6%
Loss ratio, excluding financial institutions	81.2%	78.7%
Expense ratio	28.1%	24.4%
Expense ratio, excluding financial institutions	23.0%	21.4%
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
The decrease in net income was primarily due to reduction of premiums and increases in operating costs and other expenses, partially offset by higher net investment income.
The following factors contributed to the changes in net income:

Premiums and other considerations	• Premiums and other considerations decreased due to lower sales and reduced persistency in the employer markets business and reductions in covered lives within our customer base.

Net investment income	• Net investment income increased due to higher weighted average portfolio yields primarily due to improved performance on limited partnerships and other alternative investments.

Benefits, losses and loss adjustment expenses/Loss ratio
•   The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was essentially flat year over year. However, the loss ratio excluding the financial institution experience rated business increased due primarily to unfavorable morbidity experience from higher incidence.

Expense ratio and insurance operating costs and other expenses	• The segment’s expense ratio, excluding buyouts, increased compared to the prior year primarily due to higher commission expense in 2010 on the experience rated financial institution business.

Income tax benefit	• Taxes stayed the same year over year despite a decrease in pretax income as a result of a valuation allowance on deferred tax benefits related to certain realized losses for 2010.

INSTITUTIONAL

	Three Months Ended
	March 31,
Operating Summary	2010		2009		Change
Fee income and other	$43		$40		8%
Earned premiums	10		208		(95%)
Net investment income	221		194		14%
Net realized capital losses	(76)		(239)		68%

Total revenues	198		203		(2%)
Benefits, losses and loss adjustment expenses	266		447		(40%)
Insurance operating costs and other expenses	13		27		(52%)
Amortization of deferred policy acquisition costs	8		5		60%

Total benefits, losses and expenses	287		479		(40%)
Loss before income taxes	(89)		(276)		68%
Income tax benefit	(1)		(102)		99%

Net loss	$(88)		$(174)		49%

Assets Under Management
Institutional account values [1]	$21,060		$24,954
Private Placement Life Insurance account values [1][2]	35,241		32,154

Total assets under management	$56,301		$57,108

Net Investment Spread
Stable Value (GICs, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(73	)bps	(78	)bps

Expense Ratios
General insurance expense ratio	7.1	bps	10.8	bps

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Includes Leverage PPLI amounts transferred from Life Other effective January 1, 2010.
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Net loss in Institutional decreased primarily due to lower realized capital losses and improved net investment spread due to improved performance on limited partnerships and other alternative investments. Further discussion of the net loss is presented below:

Earned premiums
•   Earned premiums decreased compared to the prior year due to management’s decision to discontinue sales. The decrease in earned premiums was offset by a decrease in benefits, losses and loss adjustment expenses.

Net investment income
•   Net investment income increased primarily due to the improved performance on limited partnerships and other alternative investments. This increase is partially offset by lower yield on fixed maturity assets that are driven by a decline in short term interest rates.

Net investment spread
•   Stable Value, net investment spreads were slightly favorable due to improved performance on limited partnership and other alternative investments of 97 bps and a decline in interest credited due to retail notes called early of 18 bps. The favorable variance is partially offset by a decline in yields on fixed maturity assets of 110 bps.

Net realized capital losses	• Net realized capital losses were lower due to significantly less impairments on investment securities.

Benefits, losses and loss adjustment expenses	• Benefits, losses and loss adjustment expenses were lower driven by lower interest credited due to an overall smaller block of business.

Insurance operating costs and expenses and general insurance expense ratio	• Insurance operating costs and other expenses decreased due to active expense management efforts and reduced information technology expenses.

Income tax benefit	• The income tax benefit declined in comparison to prior year due primarily to a 2010 deferred tax benefit valuation allowance related to certain realized losses.

LIFE OTHER

	Three Months Ended
	March 31,
Operating Summary	2010	2009	Change
Fee income and other [1]	$43	$47	(9%)
Net investment income (loss):
Securities available-for sale and other	11	24	(54%)
Equity securities, trading [2]	701	(724)	NM

Total net investment income (loss)	712	(700)	NM
Net realized capital losses	(5)	(23)	78%

Total revenues	750	(676)	NM
Benefits, losses and loss adjustment expenses	(19)	28	NM
Benefits, losses and loss adjustment expenses – returns credited on International variable annuities [2]	701	(724)	NM
Insurance operating costs and other expenses [1]	42	39	8%

Total benefits, losses and expenses	724	(657)	NM
Income (loss) before income taxes	26	(19)	NM
Income tax expense (benefit)	15	(9)	NM

Net income (loss)	$11	$(10)	NM

[1]	Includes the fee income and commission expense associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries.

[2]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the Global Annuity — International variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Benefits losses and loss adjustment expenses
•   Benefits losses and loss adjustment expense declined from the comparable prior year period due to the prospective transfer of Leverage COLI. The 2010 amounts are reflective of intersegment eliminations.

PERSONAL LINES

	Three Months Ended
	March 31,
Underwriting Summary	2010	2009	Change
Written premiums	$941	$944	—
Change in unearned premium reserve	(54)	(35)	(54%)

Earned premiums	995	979	2%
Losses and loss adjustment expenses
Current accident year before catastrophes	666	627	6%
Current accident year catastrophes	41	42	(2%)
Prior accident years	(7)	10	NM

Total losses and loss adjustment expenses	700	679	3%
Amortization of deferred policy acquisition costs	168	166	1%
Insurance operating costs and expenses	73	59	24%

Underwriting results	$54	$75	(28%)

	Three Months Ended
	March 31,
	2010	2009	Change
Written Premiums
Business Unit
AARP	$671	$681	(1%)
Agency	258	249	4%
Other	12	14	(14%)

Total	$941	$944	—

Product Line
Automobile	$694	$707	(2%)
Homeowners	247	237	4%

Total	$941	$944	—

Earned Premiums
Business Unit
AARP	$715	$703	2%
Agency	266	261	2%
Other	14	15	(7%)

Total	$995	$979	2%

Product Line
Automobile	$712	$704	1%
Homeowners	283	275	3%

Total	$995	$979	2%

Premium Measures	2010	2009
Policies in-force end of period
Automobile	2,376,660	2,347,967
Homeowners	1,487,782	1,460,172

Total policies in-force end of period	3,864,442	3,808,139

New business written premium
Automobile	$93	$115
Homeowners	$30	$31

Policy count retention
Automobile	84%	86%
Homeowners	85%	86%

Renewal written pricing increase
Automobile	5%	3%
Homeowners	9%	6%

Renewal earned pricing increase
Automobile	4%	4%
Homeowners	6%	6%

	Three Months Ended
	March 31,
Ratios and Supplemental Data	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.9	64.1	(2.8)
Current accident year catastrophes	4.2	4.3	0.1
Prior accident years	(0.8)	1.1	1.9

Total loss and loss adjustment expense ratio	70.3	69.4	(0.9)
Expense ratio	24.2	23.0	(1.2)

Combined ratio	94.5	92.4	(2.1)

Catastrophe ratio
Current year	4.2	4.3	0.1
Prior years	(0.1)	1.1	1.2

Total catastrophe ratio	4.0	5.4	1.4

Combined ratio before catastrophes	90.5	87.0	(3.5)
Combined ratio before catastrophes and prior accident years development	91.1	87.0	(4.1)

Other revenues [1]	$42	$37	14%

[1]	Represents servicing revenues.

	Three Months Ended
	March 31,
Combined Ratios	2010	2009	Change
Automobile	93.7	89.3	(4.4)
Homeowners	96.8	100.3	3.5

Total	94.5	92.4	(2.1)

Underwriting results, premium measures and ratios
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Underwriting results decreased by $21, with a corresponding 2.1 point increase in the combined ratio.
Earned premiums
Earned premiums grew by $16 in 2010, with earned premium growth in both AARP and Agency.
•
AARP earned premiums grew $12, in 2010, due primarily to new business written premium growth through the third quarter of 2009 driven by increased direct marketing spend, higher auto policy conversion rates and cross-selling homeowners’ insurance to insureds who have auto policies. Partly offsetting the growth was the effect of a decrease in policy count retention since the second quarter of 2009.

•
Agency earned premiums increased by $5, due primarily to new business written premium growth in 2009 driven by an increase in the number of agency appointments, an increase in the number of policy quotes and an increase in the policy issue rate. Partly offsetting the growth was the effect of a decrease in average renewal earned premium per policy for auto business.

Auto earned premiums increased 1% in 2010 due primarily to new business written premium growth through the fourth quarter of 2009, largely offset by a decrease in average renewal premium per policy and, to a lesser extent, a decrease in new business and policy count retention in the first quarter of 2010. Despite 4% auto earned pricing increases in 2010, average renewal earned premium per policy for auto declined in 2010 due to a shift to more preferred market segment business and a greater concentration of business in states and territories with lower average premium. Homeowners’ earned premiums grew 3% in 2010 due primarily to new business written premium growth through the fourth quarter of 2009 and the effect of increases in earned pricing, partially offset by a decrease in new business and policy count retention in the first quarter of 2010.

New business written premium
•   Auto new business written premium decreased by $22, or 19%, in 2010 due primarily to the effect of written pricing increases and underwriting actions that lowered policy issue rate on direct marketing responses and agency business quotes. Homeowners’ new business written premium was down slightly as the effect of pricing and underwriting actions lowering the policy issue rate on direct marketing responses and agency business quotes was largely offset by an increase in the cross-sale of homeowners’ insurance to insureds who have auto policies.

Policy count retention
•   Policy count retention for auto decreased by 2 points in the three months ended March 31, 2010 driven by the effect of 5% renewal written pricing increases, underwriting actions and a decrease in policy retention on AARP business. Policy count retention for homeowners decreased 1 point in the three months ended March 31, 2010, driven by the effect of 9% renewal written pricing increases and underwriting actions, partially offset by the effect of the Company’s non-renewal of Florida homeowners’ Agency business in 2009.

Renewal earned pricing increase
•   Auto renewal earned pricing increased by 4% in 2010 due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ renewal earned pricing increased by 6% in 2010 due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.

Policies in-force
•   Compared to the prior year period, the number of policies in-force increased 1% in auto in 2010, driven by an increase in Agency and increased 2% for homeowners, driven by an increase in AARP. Since the fourth quarter of 2009, the number of policies in-force decreased 1% in auto driven by a decrease in AARP and was flat in homeowners.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $39, primarily due to the increase in the current accident year loss and loss adjustment expense ratio before catastrophes and, to a lesser extent, the increase in earned premium. The current accident year loss and loss adjustment expense ratio before catastrophes increased by 2.8 points, driven by a 4.2 point increase for auto, partially offset by a 0.5 point decrease for home. The 4.2 point increase for auto was due to higher auto physical damage emerged frequency and higher expected auto liability loss costs relative to average earned premium per policy. The 0.5 point decrease for home was driven by improved severity, largely offset by increased frequency of non-catastrophe weather claims.
Current accident year catastrophes
Current accident year catastrophes were relatively flat year-over-year as catastrophe losses in 2010, driven primarily by losses from East coast winter storms and from wind and rain storms in the Northeast, California and Arizona, were only $1 lower than catastrophe losses in 2009, driven primarily by losses from windstorms in the South.
Prior accident year reserve development
Prior accident year reserve development improved by $17, from $10 unfavorable in 2009 to $7 favorable in 2010. Net favorable reserve development of $7 in 2010 included, among other reserve changes, a $17 release of AARP and Agency auto liability reserves principally related to the 2005 through 2009 accident years. Net unfavorable reserve development of $10 in 2009 included an $18 strengthening of reserves for homeowners’ business.
Operating expenses
The expense ratio increased by 1.2 points due largely to a $7 reduction of TWIA assessments recognized in 2009, a $4 legal settlement in 2010 and an increase in compensation-related costs.

SMALL COMMERCIAL

	Three Months Ended
	March 31,
Underwriting Summary	2010	2009	Change
Written premiums	$694	$693	—
Change in unearned premium reserve	57	41	39%

Earned premiums	637	652	(2%)
Losses and loss adjustment expenses
Current accident year before catastrophes	366	362	1%
Current accident year catastrophes	21	6	NM
Prior accident years	(18)	5	NM

Total losses and loss adjustment expenses	369	373	(1%)
Amortization of deferred policy acquisition costs	154	157	(2%)
Insurance operating costs and expenses	31	35	(11%)

Underwriting results	$83	$87	(5%)

Premium Measures	2010	2009

New business premium	$130	$119
Policy count retention	85%	81%
Renewal written pricing increase	1%	—
Renewal earned pricing decrease	—	(1%)
Policies in-force end of period	1,091,270	1,053,568

	Three Months Ended
	March 31,
Ratios	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	57.5	55.5	(2.0)
Current accident year catastrophes	3.3	1.0	(2.3)
Prior accident years	(2.8)	0.8	3.6

Total loss and loss adjustment expense ratio	57.9	57.3	(0.6)
Expense ratio	30.8	29.3	(1.5)
Policyholder dividend ratio	(1.8)	0.1	1.9

Combined ratio	86.9	86.6	(0.3)

Catastrophe ratio
Current year	3.3	1.0	(2.3)
Prior years	(0.3)	0.1	0.4

Total catastrophe ratio	3.0	1.1	(1.9)

Combined ratio before catastrophes	84.0	85.5	1.5
Combined ratio before catastrophes and prior accident years development	86.5	84.8	(1.7)

Underwriting results, premium measures and ratios
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Underwriting results decreased by $4, with a corresponding 0.3 point increase in the combined ratio.
Earned premiums
Earned premiums for the Small Commercial segment decreased by $15 in 2010 primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last twelve months for package business and commercial auto. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, the effects of the economic downturn have contributed to the decrease in earned premiums in 2010.

New business premium	•	New business written premium was up $11, or 9%, in 2010 primarily driven by an increase in package business and the impact from the rollout of a new business owners policy product during 2009.

Policy count retention	•	Policy count retention increased in all lines of business, as the trend in mid-term cancellations improved in 2010.

Renewal earned pricing decrease	•	Renewal earned pricing was flat as an increase in renewal earned pricing for package business and commercial auto was offset by a decrease for workers’ compensation. The earned pricing changes were primarily a reflection of written pricing changes over the last year. In addition to the effect of written pricing decreases in workers’ compensation in 2009, average premium per policy in Small Commercial has declined due to a reduction in the payrolls of workers’ compensation insureds.

Policies in-force	•	The number of policies-in-force increased by 4% in 2010. Despite the growth in policies, earned premiums have decreased by 2%, reflecting the decrease in average premium per policy. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes increased by $4, primarily due to the 2.0 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by the decrease in earned premiums. The increase in the current accident year loss and loss adjustment expense ratio before catastrophes was primarily due to a higher loss and loss adjustment expense ratio on package business and workers’ compensation. The higher loss and loss adjustment expense ratio on package business was primarily due to unfavorable severity, partially offset by a continuation of favorable expected frequency. The higher loss and loss adjustment expense ratio for workers’ compensation was primarily due to less favorable expected frequency and severity.
Current accident year catastrophes
Current accident year catastrophe losses increased by $15 in 2010, as losses in 2010 from East coast winter storms and from wind and rain storms in the Northeast, California and Arizona were higher than losses in 2009 from ice storms and windstorms in the Southeast and Midwest.
Prior accident year reserve development
Prior accident year development changed from net unfavorable development of $5 in 2009 to net favorable development of $18 in 2010. There were no significant prior accident year reserve developments in the first quarter of 2010. Net unfavorable prior accident year development of $5 in 2009 included a $16 strengthening of reserves for package business related to accident years 2000 to 2005 and a $13 release of workers’ compensation reserves related to accident years 2003 to 2007.
Operating expenses
Insurance operating costs and expenses decreased by $4, primarily driven by a $12 decrease in the estimated amount of dividends payable to certain workers’ compensation policyholders as a result of fewer dividend policies being sold, largely offset by a $5 reduction in TWIA assessments recognized in 2009 and an increase in compensation-related costs. Amortization of deferred policy acquisition costs decreased by $3 in 2010, primarily driven by the decrease in earned premiums and lower amortization of other underwriting expenses. The expense ratio increased by 1.5 points, primarily due to the decrease in earned premiums and a $5 reduction in TWIA assessments in 2009.

MIDDLE MARKET

	Three Months Ended
	March 31,
Underwriting Summary	2010	2009	Change
Written premiums	$510	$526	(3%)
Change in unearned premium reserve	9	(22)	NM

Earned premiums	501	548	(9%)
Losses and loss adjustment expenses
Current accident year before catastrophes	331	359	(8%)
Current accident year catastrophes	15	16	(6%)
Prior accident years	(16)	(58)	72%

Total losses and loss adjustment expenses	330	317	4%
Amortization of deferred policy acquisition costs	117	125	(6%)
Insurance operating costs and expenses	42	37	14%

Underwriting results	$12	$69	(83%)

Premium Measures	2010	2009
New business premium	$119	$115
Policy count retention	82%	78%
Renewal written pricing decrease	—	(2%)
Renewal earned pricing decrease	(1%)	(5%)
Policies in-force as of end of period	95,998	97,176

	Three Months Ended
	March 31,
Ratios	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.0	65.5	(0.5)
Current accident year catastrophes	3.1	2.8	(0.3)
Prior accident years	(3.3)	(10.5)	(7.2)

Total loss and loss adjustment expense ratio	65.9	57.8	(8.1)
Expense ratio	31.3	29.3	(2.0)
Policyholder dividend ratio	0.4	0.4	—

Combined ratio	97.6	87.5	(10.1)

Catastrophe ratio
Current year	3.1	2.8	(0.3)
Prior years	(0.4)	(1.0)	(0.6)

Total catastrophe ratio	2.7	1.8	(0.9)

Combined ratio before catastrophes	94.9	85.7	(9.2)
Combined ratio before catastrophes and prior accident years development	97.7	95.2	(2.5)

Underwriting results, premium measures and ratios
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Underwriting results decreased by $57 with a corresponding increase in the combined ratio of 10.1 points.
Earned premiums
Earned premiums for the Middle Market segment decreased by $47 in 2010, primarily driven by the effect of non-renewals outpacing new business over the last twelve months in all lines except for workers’ compensation and a decrease in earned pricing in general liability, workers’ compensation and marine.

New business premium	•	New business written premium increased by $4, primarily due to an increase in new business written premium for workers’ compensation, partially offset by a decrease in new business for marine and general liability. Despite continued pricing competition, the Company has increased new business for workers’ compensation by targeting business in selected industries and regions of the country where attractive new business opportunities remain.

Policy count retention	•	Policy count retention increased in all lines of business except for general liability.

Renewal earned pricing decrease	•	Earned pricing decreased in workers’ compensation, general liability and marine. The earned pricing changes were primarily a reflection of written pricing changes over the last year. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market. Beginning in the second quarter of 2009, however, written pricing decreases moderated for workers’ compensation, general liability and marine and were flat or slightly positive for property and commercial auto.

Policies in-force	•	The number of policies in-force decreased slightly, consistent with the decline in earned premiums.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $28, primarily due to a decrease in earned premium, partially offset by an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes increased, primarily due to a higher loss and loss adjustment expense ratio on property and general liability, partially offset by a lower ratio on workers compensation and marine business. The higher loss and loss adjustment expense ratio on property was driven by higher severity and the higher ratio on general liability business was primarily due to the effects of renewal earned pricing decreases.
Current accident year catastrophes
Current accident year catastrophe losses were relatively flat year-over-year, as catastrophe losses in 2010 from East coast winter storms and from wind and rain storms in the Northeast, California and Arizona were only $1 lower than losses in 2009 from ice storms and windstorms in the Southeast and Midwest.
Prior accident year reserve development
Net favorable prior accident year reserve development decreased by $42. Net favorable prior accident year reserve development of $16 in 2010 included, among other reserve changes, general liability reserve releases of $10, primarily related to accident years 2004 to 2008. Net favorable reserve development of $58 in 2009 included a $38 release of general liability reserves, primarily related to accident years 2005 to 2007.
Operating expenses
Insurance operating costs and expenses increased by $5, primarily due to an increase in compensation-related costs and a $2 reduction in TWIA assessments recognized in the first quarter of 2009 related to hurricane Ike. Amortization of deferred policy acquisition costs decreased by $8 largely due to the decrease in earned premiums. The expense ratio increased by 2.0 points in 2010 as insurance operating costs and expenses other than policyholders dividends did not decrease commensurate with the decrease in earned premiums.

SPECIALTY COMMERCIAL

	Three Months Ended
	March 31,
Underwriting Summary	2010	2009	Change
Written premiums	$309	$295	5%
Change in unearned premium reserve	22	(37)	NM

Earned premiums	287	332	(14%)
Losses and loss adjustment expenses
Current accident year before catastrophes	197	233	(15%)
Current accident year catastrophes	2	1	100%
Prior accident years	(49)	(25)	(96%)

Total losses and loss adjustment expenses	150	209	(28%)
Amortization of deferred policy acquisition costs	69	75	(8%)
Insurance operating costs and expenses	16	25	(36%)

Underwriting results	$52	$23	126%

	Three Months Ended
	March 31,
	2010	2009	Change
Written Premiums
Property	$—	$(16)	100%
Casualty	174	150	16%
Professional Liability, Fidelity and Surety	120	143	(16%)
Other	15	18	(17%)

Total	$309	$295	5%

Earned Premiums
Property	$—	$13	(100%)
Casualty	134	130	3%
Professional Liability, Fidelity and Surety	139	171	(19%)
Other	14	18	(22%)

Total	$287	$332	(14%)

	Three Months Ended
	March 31,
Ratios	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.3	70.3	2.0
Current accident year catastrophes	0.5	0.1	(0.4)
Prior accident years	(16.6)	(7.9)	8.7

Total loss and loss adjustment expense ratio	52.2	62.6	10.4
Expense ratio	29.3	29.5	0.2
Policyholder dividend ratio	0.4	0.7	0.3

Combined ratio	81.9	92.8	10.9

Catastrophe ratio
Current year	0.5	0.1	(0.4)
Prior years	0.1	(0.2)	(0.3)

Total catastrophe ratio	0.6	(0.1)	(0.7)

Combined ratio before catastrophes	81.3	92.9	11.6
Combined ratio before catastrophes and prior accident years development	98.0	100.5	2.5
Other revenues [1]	$76	$80	(5%)

[1]	Represents servicing revenue.

Underwriting results and ratios
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Underwriting results increased by $29 with a corresponding decrease in the combined ratio of 10.9 points.
Earned premiums
Earned premiums for the Specialty Commercial segment decreased by $45 due to decreases in property and professional liability, fidelity and surety.
•
Property earned premiums decreased by $13, primarily due to the sale of the Company’s core excess and surplus lines property business on March 31, 2009 to Beazley Group PLC. Concurrent with the sale, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. The ceding of the unearned premium was reflected as a reduction of written premium as of March 31, 2009.

•	Casualty earned premiums increased by $4, primarily due to a reduction in earned audit premiums in the first quarter of 2009.
•
Professional liability, fidelity and surety earned premium decreased by $32, primarily due to the effects of lower new business and earned pricing decreases. Increased market capacity, driven largely by favorable loss performance, is driving significant pricing deterioration leading to the reduction in attractive new business opportunities and renewal pricing reductions.

•	Within the “Other” category, earned premium decreased by $4 in 2010. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Current accident year losses and loss adjustment expenses before catastrophes decreased by $36 primarily due to a decrease in earned premiums.
Prior accident year reserve development
Net favorable prior accident year reserve development of $49 in 2010 included, among other reserve changes, a release of reserves for professional liability claims of $22, primarily related to D&O claims. Net favorable prior accident year reserve development of $25 in 2009 included a $20 release of reserves for D&O claims related to the 2006 accident year.
Operating expenses
Amortization of deferred policy acquisition costs decreased by $6 due to the decrease in earned premiums. Insurance operating costs and expenses decreased by $9, primarily due to a decrease in estimated profit commissions on ceded property business and decreased compensation-related costs. The expense ratio decreased by 0.2 points due to the decreases in insurance operating costs and expenses and amortization of deferred policy acquisition costs, partially offset by the decrease in earned premiums.

OTHER OPERATIONS

	Three Months Ended
	March 31,
Operating Summary	2010	2009	Change
Written premiums	$1	$1	—
Change in unearned premium reserve	1	1	—

Earned premiums	—	—	—
Losses and loss adjustment expenses — prior years	1	—	—
Insurance operating costs and expenses	7	5	40%

Underwriting results	(8)	(5)	(60%)
Net investment income	41	40	3%
Net realized capital losses	(4)	(34)	88%
Other expenses	1	1	—

Income before income taxes	30	2	NM
Income tax expense	11	1	NM

Net income	$19	$1	NM

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Net income increased primarily due to a $30 decrease in net realized capital losses, as a result of fewer impairments and stabilizing market and credit conditions, partially offset by the related $10 increase in income tax expense.

CORPORATE

	Three Months Ended
	March 31,
Operating Summary	2010	2009	Change
Fee income	$3	$3	—
Net investment income	7	6	17%
Net realized capital gains	—	42	(100%)

Total revenues	10	51	(80%)
Interest expense	120	120	—
Goodwill impairment	—	32	(100%)
Other expenses	80	15	NM

Total expenses	200	167	20%
Loss before income taxes	(190)	(116)	(64%)
Income tax benefit	(66)	(53)	(25%)

Net loss	$(124)	$(63)	(97%)

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

Net realized capital gains	•	The change was primarily due to net realized capital gains of $70 recorded in the first quarter of 2009 on the change in fair value of the liability related to warrants issued to Allianz, which was offset by $20 in valuation allowance recorded in the same period.

Goodwill impairment	•	The Company’s goodwill impairment test performed during the three months ended March 31, 2009 resulted in a write-down of $32 in Corporate related to the Institutional segment.

Other expenses	•	Other expenses increased primarily due to an accrual for a litigation settlement of $73 in 2010, for further information see Structured Settlement Class Action within Note 9 of the Notes to Condensed Consolidated Financial Statements.

Income tax benefit	•	The effective tax rate of 46% in 2009 was primarily due to no income tax on the $70 net realized capital gain from the change in fair value of the liability related to Allianz warrants and the $32 goodwill impairment.

PROPERTY & CASUALTY UNDERWRITING RISK MANAGEMENT STRATEGY
Refer to the MD&A in The Hartford’s 2009 Form 10-K Annual Report for an explanation of Property & Casualty’s underwriting risk management strategy.
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 5 of the Notes to Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report.
Derivative Instruments
In the normal course of business, the Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has developed exposure policies which limit the Company’s exposure to credit risk.
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements.
The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2010, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity after the occurrence of the credit event.

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

Fixed Maturities by Credit Quality
	March 31, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$7,626	$7,517	9.9%	$7,299	$7,172	10.1%
AAA	11,441	11,047	14.6%	11,974	11,188	15.7%
AA	15,378	14,766	19.6%	14,845	13,932	19.6%
A	20,182	19,598	25.9%	19,822	18,664	26.2%
BBB	19,637	19,092	25.3%	17,886	17,071	24.0%
BB & below	4,443	3,564	4.7%	4,189	3,126	4.4%

Total fixed maturities	$78,707	$75,584	100.0%	$76,015	$71,153	100.0%

The movement within the Company’s investment ratings was primarily attributable to purchases predominantly of investment grade corporate securities, partially offset by rating agency downgrades across multiple sectors, in particular commercial mortgage-backed securities (“CMBS”) and commercial real estate (“CRE”) collateralized debt obligations (“CDOs”). The ratings associated with CMBS and CRE CDOs, along with residential mortgage-backed securities (“RMBS”), may continue to be negatively impacted as rating agencies make changes to their methodologies and monitor security performance.

The following table presents the Company’s AFS securities by type.

Available-for-Sale Securities by Type
	March 31, 2010					December 31, 2009
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,392	$25	$(240)	$2,177	2.9%	$2,087	$15	$(277)	$1,825	2.6%
Small business	536	1	(211)	326	0.4%	548	1	(232)	317	0.4%
Other	392	23	(33)	382	0.5%	405	20	(44)	381	0.5%
CDOs
CLOs [1]	2,474	1	(236)	2,239	3.0%	2,727	—	(288)	2,439	3.5%
CREs	1,247	32	(751)	528	0.7%	1,319	21	(901)	439	0.6%
Other	11	12	—	23	—	8	6	—	14	—
CMBS
Agency backed [2]	159	4	—	163	0.2%	62	3	—	65	0.1%
Bonds	9,141	105	(1,744)	7,502	9.9%	9,600	52	(2,241)	7,411	10.4%
Interest only (“IOs”)	1,009	82	(40)	1,051	1.4%	1,074	59	(65)	1,068	1.5%
Corporate
Basic industry	2,863	134	(32)	2,965	3.9%	2,642	112	(56)	2,698	3.8%
Capital goods	3,138	164	(34)	3,268	4.3%	3,085	140	(51)	3,174	4.5%
Consumer cyclical	2,029	104	(29)	2,104	2.8%	1,946	75	(45)	1,976	2.8%
Consumer non-cyclical	5,650	312	(21)	5,941	7.9%	4,737	281	(22)	4,996	7.0%
Energy	3,293	180	(12)	3,461	4.6%	3,070	163	(18)	3,215	4.5%
Financial services	8,539	176	(634)	8,081	10.7%	8,059	118	(917)	7,260	10.1%
Tech./comm.	4,158	224	(70)	4,312	5.7%	3,984	205	(75)	4,114	5.8%
Transportation	817	35	(12)	840	1.1%	698	22	(23)	697	1.0%
Utilities	6,253	264	(68)	6,449	8.5%	5,755	230	(85)	5,900	8.3%
Other [3]	1,265	13	(106)	1,172	1.6%	1,342	22	(151)	1,213	1.7%
Foreign govt./govt. agencies	1,449	57	(23)	1,483	2.0%	1,376	52	(20)	1,408	2.0%
Municipal
Taxable	1,243	6	(164)	1,085	1.4%	1,176	4	(205)	975	1.4%
Tax-exempt	11,121	298	(155)	11,264	14.9%	10,949	314	(173)	11,090	15.6%
RMBS
Agency	2,886	92	(3)	2,975	3.9%	3,383	99	(6)	3,476	4.9%
Non-agency	138	—	(13)	125	0.2%	143	—	(16)	127	0.2%
Alt-A	203	4	(45)	162	0.2%	218	—	(58)	160	0.2%
Sub-prime	1,720	15	(608)	1,127	1.5%	1,768	5	(689)	1,084	1.5%
U.S. Treasuries	4,581	16	(218)	4,379	5.8%	3,854	14	(237)	3,631	5.1%

Total fixed maturities	78,707	2,379	(5,502)	75,584	100.0%	76,015	2,033	(6,895)	71,153	100.0%
Equity securities
Financial Services	744	14	(129)	629		836	7	(164)	679
Other	453	86	(15)	524		497	73	(28)	542

Total equity securities	1,197	100	(144)	1,153		1,333	80	(192)	1,221

Total AFS securities [4]	$79,904	$2,479	$(5,646)	$76,737		$77,348	$2,113	$(7,087)	$72,374

[1]	As of March 31, 2010, 72% of these senior secured bank loan collateralized loan obligations (“CLOs”) were rated AA and above with an average subordination of 29%.

[2]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[3]
Includes structured investments with an amortized cost and fair value of $524 and $448, respectively, as of March 31, 2010 and $533 and $433, respectively, as of December 31, 2009. The underlying securities supporting these investments are primarily diversified pools of investment grade corporate issuers which can withstand a 15% cumulative default rate, assuming a 35% recovery.

[4]
Gross unrealized gains represent gains of $1,761, $709, and $9 for Life, Property & Casualty, and Corporate, respectively, as of March 31, 2010 and $1,474, $633, and $6, respectively, as of December 31, 2009. Gross unrealized losses represent losses of $4,486, $1,157, and $3 for Life, Property & Casualty, and Corporate, respectively, as of March 31, 2010 and $5,592, $1,491, and $4, respectively, as of December 31, 2009.

The Company continues to reallocate its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized loss position decreased primarily as a result of improved security valuations due to credit spread tightening and declining interest rates. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company has exposure to the financial services sector predominantly through banking and insurance firms. This sector continues to face a difficult macroeconomic environment and regulatory uncertainty which could affect future earnings. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above.

	March 31, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$259	$251	2.9%	$299	$290	3.7%
AA	2,292	2,270	26.1%	1,913	1,867	23.5%
A	4,355	4,076	46.8%	4,510	3,987	50.2%
BBB	1,903	1,701	19.5%	1,664	1,379	17.4%
BB & below	474	412	4.7%	509	416	5.2%

Total	$9,283	$8,710	100.0%	$8,895	$7,939	100.0%

Commercial Mortgage Loans
The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. This sector continues to face pressure from commercial real estate market fundamentals including lower rent rates. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt. The ratings associated with the Company’s CMBS and CRE CDOs may be negatively impacted as rating agencies continue to make changes to their methodologies and monitor security performance.
CMBS — Bonds [1]

March 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,446	$1,451	$311	$261	$143	$116	$23	$18	$10	$9	$1,933	$1,855
2004	620	627	68	49	45	33	30	18	6	4	769	731
2005	907	887	256	180	216	126	209	122	100	69	1,688	1,384
2006	1,972	1,798	393	294	408	226	365	186	298	152	3,436	2,656
2007	409	356	192	154	112	64	364	183	235	115	1,312	872
2008	3	4	—	—	—	—	—	—	—	—	3	4

Total	$5,357	$5,123	$1,220	$938	$924	$565	$991	$527	$649	$349	$9,141	$7,502

Credit protection	26.9%		22.4%		13.0%		11.8%		9.8%		22.0%

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,732	$1,716	$297	$230	$150	$113	$20	$17	$11	$7	$2,210	$2,083
2004	639	626	82	52	52	34	15	7	—	—	788	719
2005	1,011	930	356	230	228	123	100	64	89	54	1,784	1,401
2006	1,945	1,636	430	275	536	247	323	132	231	83	3,465	2,373
2007	498	408	139	101	169	68	346	160	201	98	1,353	835

Total	$5,825	$5,316	$1,304	$888	$1,135	$585	$804	$380	$532	$242	$9,600	$7,411

Credit protection	26.5%		21.2%		13.1%		11.6%		8.7%		22.0%

[1]	The vintage year represents the year the pool of loans was originated.

CRE CDOs [1] [2]

March 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$59	$46	$30	$14	$66	$42	$166	$47	$85	$15	$406	$164
2004	19	13	70	21	35	19	29	5	18	5	171	63
2005	16	10	36	12	56	19	51	25	12	5	171	71
2006	23	13	94	36	80	22	70	34	22	16	289	121
2007	60	36	11	3	10	4	32	11	12	16	125	70
2008	21	13	1	—	—	—	18	5	11	6	51	24
2009	14	8	—	—	—	—	6	2	9	2	29	12
2010	3	2	—	—	—	—	2	1	—	—	5	3

Total	$215	$141	$242	$86	$247	$106	$374	$130	$169	$65	$1,247	$528

Credit protection	40.0%		12.4%		20.3%		36.2%		33.6%		28.7%

December 31, 2009
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$60	$41	$30	$15	$69	$26	$165	$44	$95	$14	$419	$140
2004	19	11	70	22	37	11	27	4	23	4	176	52
2005	17	8	72	12	35	14	49	8	26	6	199	48
2006	23	13	108	33	82	28	69	22	23	12	305	108
2007	62	33	12	3	20	5	26	9	15	10	135	60
2008	22	12	—	—	5	1	15	4	13	3	55	20
2009	15	8	—	—	2	—	4	1	9	2	30	11

Total	$218	$126	$292	$85	$250	$85	$355	$92	$204	$51	$1,319	$439

Credit protection	40.0%		10.5%		25.5%		34.9%		31.6%		28.1%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CRE CDO fair value is allocated by the proportion of collateral within each vintage year.

[2]
For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in recent vintage years represents reinvestment under these CRE CDOs.

CMBS — IOs [1]

March 31, 2010
	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$299	$327	$—	$—	$—	$—	$—	$—	$299	$327
2004	194	215	—	—	—	—	—	—	194	215
2005	271	276	—	—	1	2	—	—	272	278
2006	134	125	—	—	—	—	3	3	137	128
2007	107	103	—	—	—	—	—	—	107	103

Total	$1,005	$1,046	$—	$—	$1	$2	$3	$3	$1,009	$1,051

December 31, 2009
	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$331	$352	$—	$—	$—	$—	$—	$—	$331	$352
2004	207	217	—	—	—	—	—	—	207	217
2005	284	275	—	—	1	2	—	—	285	277
2006	137	120	3	1	—	—	1	2	141	123
2007	110	99	—	—	—	—	—	—	110	99

Total	$1,069	$1,063	$3	$1	$1	$2	$1	$2	$1,074	$1,068

[1]	The vintage year represents the year the pool of loans was originated.

In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings. The ongoing deterioration in the global real estate market, as evidenced by declining market rents and increases in property vacancy rates and delinquencies, has negatively impacted property values. Should these trends continue, additional increases in our valuation allowance for mortgage loans may result.
Commercial Mortgage Loans

	March 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Whole loans	$3,258	$(39)	$3,219	$3,319	$(40)	$3,279
A-Note participations	390	—	390	391	—	391
B-Note participations	602	(154)	448	701	(176)	525
Mezzanine loans	577	(168)	409	1,081	(142)	939

Total [2]	$4,827	$(361)	$4,466	$5,492	$(358)	$5,134

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural and residential mortgage loans. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Included in the table above are valuation allowances on mortgage loans held for sale associated with B-note participations and mezzanine loans of $40 and $70, respectively, which have a carrying value of $144 and $215, respectively, as of March 31, 2010. As of December 31, 2009, valuation allowances on mortgage loans held for sale associated with B-note participations and mezzanine loans were $51 and $43, respectively, which and had a carrying value of $47 and $96, respectively.
At origination, the weighted average loan-to-value (“LTV”) ratio of the Company’s commercial mortgage loan portfolio was approximately 64%. As of March 31, 2010, the current weighted average LTV ratio was approximately 82%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
Municipal Bonds
The Company has investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.4 billion and $12.3 billion, respectively, as of March 31, 2010 and $12.1 billion and $12.1 billion, respectively, as of December 31, 2009. The Company’s municipal bond portfolio is diversified across the United States and primarily consists of general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. As of March 31, 2010 and December 31, 2009, the largest concentrations were in California, Georgia and Illinois which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. Certain of the Company’s municipal bonds contained third-party insurance for the payment of principal and interest in the event of an issuer default.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small non-public businesses with high growth potential.

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Hedge funds	$521	30.0%	$596	33.3%
Mortgage and real estate funds	275	15.9%	302	16.9%
Mezzanine debt funds	136	7.8%	133	7.4%
Private equity and other funds	804	46.3%	759	42.4%

Total	$1,736	100.0%	$1,790	100.0%

Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of March 31, 2010 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.
Most of the securities depressed over 20% for nine months or more are supported by real estate related and financial services sector assets, and have a weighted average current rating of A-. Current market spreads continue to be significantly wider for securities supported by real estate related assets, as compared to spreads at the security’s respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment evaluation process. The Company’s best estimate of future cash flows utilized in its impairment process involves both macroeconomic and security specific assumptions that may differ based on asset class, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates, property value declines and the impact of obligor re-financing. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security.
The same market conditions noted above also apply to AFS securities depressed over 50% for more than twelve months, which consist primarily of CMBS bonds and CRE CDOs. These structured debt securities are all fixed maturities with contractual cash flows. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these CMBS and CRE CDOs have sufficient credit protection levels to receive contractually obligated principal and interest payments, and accordingly the Company has concluded that no credit impairment exists on these securities. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
For the CMBS and CRE CDOs which primarily comprise the AFS securities depressed over 50% for more than twelve months, current market pricing reflects market illiquidity and risk premiums, and for a majority of the securities, a floating coupon rate. The illiquidity and risk premiums are the result of the underlying collateral performance to-date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms the macroeconomic and collateral assumptions in the future, the loss severity may be significant mainly due to the erosion of the securities’ credit subordination. In addition, coupon amounts associated with floating rate coupon securities are typically based upon a market based rate such as LIBOR. When the floating rate on which the coupon is based declines, the valuation of the respective security may also decline. LIBOR rates have declined subsequent to the date the CMBS and CRE CDOs were purchased. For further information regarding The Company’s security valuation process, see Note 4 of the Notes to Condensed Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 5 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	March 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	735	$6,882	$6,760	$(122)	1,237	$11,197	$10,838	$(359)
Greater than three to six months	446	4,442	4,229	(213)	105	317	289	(28)
Greater than six to nine months	54	229	206	(23)	311	2,940	2,429	(511)
Greater than nine to twelve months	234	2,544	2,181	(363)	134	2,054	1,674	(380)
Greater than twelve months	1,810	21,614	16,689	(4,925)	2,020	22,445	16,636	(5,809)

Total	3,279	$35,711	$30,065	$(5,646)	3,807	$38,953	$31,866	$(7,087)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	March 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	78	$414	$307	$(107)	161	$951	$672	$(279)
Greater than three to six months	71	377	243	(134)	51	55	38	(17)
Greater than six to nine months	33	44	31	(13)	159	2,046	1,397	(649)
Greater than nine to twelve months	111	1,463	1,008	(455)	86	1,398	913	(485)
Greater than twelve months	627	7,213	3,909	(3,304)	715	8,146	4,228	(3,918)

Total	920	$9,511	$5,498	$(4,013)	1,172	$12,596	$7,248	$(5,348)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	March 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	31	$95	$45	$(50)	62	$169	$61	$(108)
Greater than three to six months	34	111	40	(71)	28	5	2	(3)
Greater than six to nine months	14	2	1	(1)	54	190	74	(116)
Greater than nine to twelve months	41	155	65	(90)	58	592	210	(382)
Greater than twelve months	222	2,413	790	(1,623)	220	2,553	735	(1,818)

Total	342	$2,776	$941	$(1,835)	422	$3,509	$1,082	$(2,427)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended
	March 31,
	2010	2009
ABS	$—	$4
CRE CDOs	64	22
CMBS
Bonds	72	1
IOs	—	3
Corporate	—	107
Equity	1	48
Municipal	—	1
RMBS
Alt-A	2	—
Sub-prime	13	38

Total	$152	$224

Three months ended March 31, 2010
Impairments recognized in earnings were comprised of credit impairments of $151 and impairments on equity securities of $1.
Credit impairments were primarily concentrated on structured securities, mainly CMBS bonds and CRE CDOs. These securities were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company determined these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review.
The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors including, but not limited to:
•	Commercial property value declines that averaged 40% to 45% from the valuation peak but differed by property type and location.

•	Average cumulative CMBS collateral loss rates that varied by vintage year but reached approximately 12% for the 2007 vintage year.

•	Residential property value declines that averaged 37% to 40% from the valuation peak but differed by location.

•	Average cumulative RMBS collateral loss rates that varied by vintage year but reached approximately 46% for the 2007 vintage year.
The Company’s loan by loan collateral review for certain of its commercial real estate backed securities utilized assumptions about expected future collateral cash flows, including the expected timing of each security’s first loss, if any, and the probability and severity of ultimate loss, discounted at the security’s book yield prior to impairment. The expected future cash flows included projected rental rates and occupancy levels that varied based on property type and sub-market.
In addition to the credit impairments recognized in earnings, the Company recognized $188 of non-credit impairments in other comprehensive income, predominately concentrated in CRE CDOs. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. The non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.
Three months ended March 31, 2009
For the three months ended March 31, 2009, impairments were concentrated on subordinated fixed maturities and preferred equities within the financial services sector that the Company did not anticipate substantial recovery due to concerns about the issuer’s ability to continue to make contractual payments, including bankruptcy and financial restructurings. The remaining impairments primarily related to sub-prime RMBS and CRE CDOs as a result of continued market value decline.
Valuation Allowances on Mortgage Loans
Three months ended March 31, 2010
The Company recorded $112 of additional mortgage loan valuation allowances which included $78 on mortgage loans held for sale and $34 due to credit-related concerns. The additional valuation allowances for mortgage loans held for sale were comprised of $22 of B-note, $51 of mezzanine and $5 of agricultural loans which have a carrying value, net of valuation allowances, of $144, $191 and $130, respectively. For further information on the B-note and mezzanine loans, see the Commercial Mortgage Loans section further above.
Three months ended March 31, 2009
The Company recorded additions to the mortgage loan valuation allowance of $74 due to credit-related concerns.

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
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For further information on the Company’s use of derivatives, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Market Risk
The Company is exposed to market risk, primarily relating to the market price and/or cash flow variability associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices and the related volatility, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. For further discussion of market risk, see the Capital Markets Risk Management section of the MD&A in The Hartford’s 2009 Form 10-K Annual Report.
Interest Rate Risk
The Company’s exposure to interest rate risk relates to the market price and/or cash flow variability associated with changes in market interest rates. The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which include the use of derivatives. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in The Hartford’s 2009 Form 10-K Annual Report.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17 of the Notes to Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report.
In addition, management evaluates performance of certain Life products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Global Annuity — U.S., Individual Life, Retirement, and Institutional sections of the MD&A.
As interest rates decline, certain mortgage-backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense, higher ultimate claim costs on our living benefit guarantee programs, particularly in Japan, and possibly reduced profit margins associated with guaranteed crediting rates on certain Life products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. For further discussion of credit risk, see the Credit Risk section of the MD&A in The Hartford’s 2009 Form 10-K Annual Report.
For further information on credit risk associated with derivatives, see the Investment Credit Risk section of the MD&A.
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio resulting in lower impairment losses. For a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources & Liquidity section of the MD&A.

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

•
decrease the Company’s estimated future gross profits. See Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within the Critical Accounting Estimates section of the MD&A for further information.

Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a small portion of Japan’s variable annuities, include a GMWB rider. In the second quarter of 2009, the Company suspended all new sales in the U.K. and Japan. The Company’s new variable annuity product, launched in the U.S. in October 2009 does not offer a GMWB. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of March 31, 2010 and December 31, 2009, 45% and 50%, respectively, of all unreinsured U.S. GMWB ‘in-force’ contracts were ‘in the money’. For U.S., U.K, and Japan GMWB contracts that were ‘in the money’, the Company’s exposure to the GRB, after reinsurance, as of March 31, 2010 and December 31, 2009, was $2.1 billion and $2.7 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an ‘in the money’ GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $2.1 billion. For additional information on the Company’s GMWB liability, see Note 4a of Notes to Condensed Consolidated Financial Statements.
GMDB and GMIB
The majority of the Company’s U.S. variable annuity contracts include a GMDB rider. Declines in the equity markets will generally increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of March 31, 2010 and December 31, 2009 is $15.6 billion and $18.4 billion, respectively. However, the Company will incur these payments in the future only if the policyholder has an ‘in the money’ GMDB at their death. The Company reinsured 55% and 53% of these death benefit guarantees as of March 31, 2010 and December 31, 2009, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance), is $7.0 billion and $8.5 billion, as of March 31, 2010 and December 31, 2009, respectively.

In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered certain variable annuity products in Japan with both a GMDB and a GMIB. For the in-force block of Japan business, declines in equity markets as well as a strengthening of the Japanese yen in comparison to the U.S. dollar and other currencies will increase the Company’s liability for GMDB and GMIB riders. This increase may be significant in extreme market scenarios. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB and GMIB offered in Japan is $5.9 billion and $6.3 billion as of March 31, 2010 and December 31, 2009, respectively. However, the Company will incur these payments in the future only if the contract holder has an ‘in the money’ GMDB and GMIB at their death or if their account value is insufficient to fund the benefit. The Company reinsured 17% of the GMDB to a third party reinsurer as of March 31, 2010 and December 31, 2009. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance) is $4.9 billion and $5.2 billion as of March 31, 2010 and December 31, 2009, respectively. In addition, as of March 31, 2010, 59% of account value and 53% of retained net amount at risk is reinsured to a Harford affiliate. For additional information on the Company’s GMDB and GMIB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Life’s Equity Product Risk Management
The Company has made considerable investment in analyzing market risk exposures arising from: GMDB, GMWB, and GMIB; equity market and interest rate risks; and foreign currency exchange risk. The Company evaluates these risks both individually and, in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate and foreign currency exchange risks embedded in its products through product design, reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. The Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees may cause a decline in market share.
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
For additional information on hedging derivatives, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the Company’s U.S. GMWB account value by type of risk management strategy as of March 31, 2010:

		GMWB
		Account	% of GMWB
Risk Management Strategy	Duration	Value	Account Value
Entire GMWB risk reinsured with a third party	Life of the product	$11,233	25%
Capital markets risk transferred to a third party — behavior risk retained by the Company	Designed to cover the effective life of the product	10,751	23%
Dynamic hedging of capital markets risk using various derivative instruments [1]	Maturity of up to 10 years [2]	24,017	52%

		$46,001	100%

[1]
Through the first quarter of 2010, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus including the macro hedging program.

[2]
This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. Non-parallel shifts for both equity implied volatility and LIBOR yield curves may increase U.S. GAAP volatility.

Based on the construction of the Company’s derivative hedging program (both dynamic and macro hedge), which can change based on capital market conditions, notional amounts and other factors, an independent change in the following capital market factors is likely to have the following impacts. These impacts include the effects of adding additional volatility protection to the Company’s dynamic hedging program during the first quarter of 2010 and early in the second quarter, as well as adding additional currency protection and the Company’s April 2010 extension of its equity macro hedge coverage through 2011, while maintaining the 2010 coverage. The coverage extension resulted in a net incremental cash outlay of approximately $230. These actions resulted in changes in market sensitivities from those disclosed in the Capital Markets Risk Management section of our 2009 Annual Report on Form 10-K, including a $20 reduction in the sensitivity to changes in volatility. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Additionally, duration varies by hedging strategy and the impact of non parallel shifts will increase U.S. GAAP volatility. Each of the sensitivities set forth below is estimated individually under the indicated level of market movement and without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and assume different levels of market movement, or add them together in an attempt to estimate the volatility in our variable annuity hedging program. In addition, there are other factors, including policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Net Impact on Hedging
Program Pre-Tax/DAC Gain
Capital Market Factor	(Loss)
Equity markets increase 1% [1]	$(10)
Equity markets decrease 1% [1]	10
Volatility increases 1% [2]	(10)
Volatility decreases 1% [2]	10
Interest rates increase 1 basis point [3]	2
Interest rates decrease 1 basis point [3]	(2)
Yen strengthens 1% vs. all other currencies [4]	7
Yen weakens 1% vs. all other currencies [4]	(7)

[1]	Represents the aggregate net impact of a 1% increase or decrease in broadly traded global equity indices.

[2]	Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations for broadly traded global equity indices.

[3]	Represents the aggregate net impact of a 1 basis point parallel shift on the global LIBOR yield curve.

[4]	Represents the aggregate net impact of a 1% strengthening or weakening in the yen vs. all other currencies.
During the quarter ended March 31, 2010, U.S. GMWB liabilities, net of the dynamic and macro hedging programs, reported a net realized pre-tax loss of $19 primarily driven by decreases in interest rates of approximately 20 basis points and increases in U.S. equity markets of approximately 5%, partially offset by decreases in volatility of approximately 2% and the relative outperformance of the underlying actively managed funds as compared to their respective indices.
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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments, and cash of $2.3 billion at March 31, 2010, dividends from the Life and Property & Casualty insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $515, maturity of senior notes of $275, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $90, and preferred stock dividends of approximately $42.
Debt
On March 23, 2010, The Hartford issued $1.1 billion aggregate principal amount of its senior notes. The issuance consisted of $300 of 4.0% senior notes due March 30, 2015, $500 of 5.5% senior notes due March 30, 2020 and $300 of 6.625% senior notes due March 30, 2040. The senior notes bear interest at their respective rate, payable semi-annually in arrears on March 30 and September 30 of each year, beginning September 30, 2010. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044). The Hartford used approximately $425 of the net proceeds from the debt issuances to repurchase the Series E Preferred Stock issued to the U.S. Treasury as a part of its participation in the Capital Purchase Program and intends to use the remaining proceeds to repay senior notes at maturity in 2010 and 2011. For further discussion on the repurchase see the discussion below.
The Hartford’s debt maturities over the next twelve months include $275 aggregate principal amount of its 7.9% senior notes that mature in June 2010. For additional information regarding debt, see Notes 12 and 14 of the Notes to Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report.
Common Stock Issuance
On March 23, 2010, The Hartford issued approximately 59.6 million shares of common stock at a price to the public of $27.75 per share and received net proceeds of $1.6 billion. The Hartford used the net proceeds from the common stock issuance to repurchase the Series E Preferred Stock issued to the U.S. Treasury as a part of its participation in the Capital Purchase Program. For further discussion on the repurchase see the discussion below.
Preferred Stock
On March 23, 2010, The Hartford issued 23 million depositary shares, each representing 1/40th interest in the Series F Preferred Stock, at a price of $25 per depositary share and received net proceeds of $556 under the program. The Hartford used the net proceeds from the preferred stock issuance to repurchase the Series E Preferred Stock issued to the U.S. Treasury as a part of its participation in the Capital Purchase Program. For further discussion on the repurchase see the discussion below.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to its U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2010 and the funding requirements for all of the pension plans are expected to be immaterial. The Company presently anticipates contributing approximately $200 to its pension plans and other postretirement plans in 2010, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.

Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2010 without prior approval from the applicable insurance commissioner. Statutory dividends from the Company’s life insurance subsidiaries in 2010 require prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2010. During the first quarter of 2010, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries. During the first quarter of 2010, HFSG Holding Company received $450 in dividends from its property-casualty insurance subsidiaries.
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
Capital Purchase Program
On March 31, 2010, the Company repurchased all 3.4 million shares of Series E Preferred Stock issued to the U.S. Treasury (the “Treasury”) for an aggregate purchase price of $3.4 billion. The Hartford used approximately $425 of the net proceeds from the debt issuance, $1.6 billion from the common stock issuance, $556 from the preferred stock issuance together with available funds at the HFSG Holding Company to repurchase the Series E Preferred Stock. The Company recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the preferred stock. Treasury continues to hold warrants to purchase approximately 52 million shares of the Company’s common stock at an exercise price of $9.79 per share. During the Company’s participation in the Capital Purchase Program (“CPP”), the Company was subject to numerous additional regulations, including restrictions on the ability to increase the common stock dividend, limitations on the compensation arrangements for senior executives and additional corporate governance standards. As a result of the redemption of Series E Preferred Stock, the Company believes it is no longer subject to these regulations other than certain reporting and certification obligations to U.S. regulating agencies.
Shelf Registrations
The Hartford’s automatic shelf registration statement (Registration No. 333-142044) expired on April 11, 2010, and the Company intends to file for a new automatic shelf registration with the Securities and Exchange Commission in July 2010.
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

Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	March 31,	December 31,	March 31,	December 31,
Description	Date	Date	2010	2009	2010	2009
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	1,900	—	—

Total Commercial Paper and Revolving Credit Facility			$3,900	$3,900	$—	$—

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of March 31, 2010, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At March 31, 2010, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $21.9 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At March 31, 2010, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 19.0%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of March 31, 2010, the Company was in compliance with all such covenants.
The Hartford’s Life Japan operations also maintain a line of credit in the amount of $54, or ¥5 billion, which expires January 4, 2011 in support of the subsidiary operations.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2010, is $650. Of this $650, the legal entities have posted collateral of $613 in the normal course of business. Based on derivative market values as of March 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $35 to be posted as collateral. Based on derivative market values as of March 31, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $57 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of March 31, 2010
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1	$3,519	$154
Both BBB+ and Baa1 [1] [2]	$13,003	$328

[1]	The notional amount and fair value include both the scenario where only one rating agency takes action to this level as well as where both rating agencies take action to this level.

[2]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.4 billion and a fair value of $107, for which the Company has a contractual right to make a collateral payment in the amount of approximately $61 to prevent its termination.

Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months. For a discussion and tabular presentation of the Company’s contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2009 Form 10-K Annual Report.
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
The following table summarizes Property & Casualty’s fixed maturities, short-term investments, and cash, as of March 31, 2010:

Fixed maturities [1]	$24,525
Short-term investments	917
Cash	269
Less: Derivative collateral	(119)

Total	$25,592

[1]	Includes $603 of U.S. Treasuries.
Liquidity requirements that are unable to be funded by Property & Casualty’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life
Life’s total general account contractholder obligations are supported by Life’s total general account invested assets and cash of $67.0 billion, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes Life’s fixed maturities, short-term investments, and cash, as of March 31, 2010:

Fixed maturities [1]	$50,743
Short-term investments	5,608
Cash	1,807
Less: Derivative collateral	(1,372)
Cash associated with Japan variable annuities	(639)

Total	$56,147

[1]	Includes $3.5 billion of U.S. Treasuries.
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; Global Annuity — U.S. and Individual Life obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement and Institutional will be generally funded by Hartford Life Insurance Company; and obligations of Global Annuity — International will be generally funded by the legal entity in the country in which the obligation was generated.

As of
March 31, 2010
Contractholder Obligations
Total Life contractholder obligations	$256,437
Less: Separate account assets [1]	(160,198)
International statutory separate accounts [1]	(32,027)

General account contractholder obligations	$64,212

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$30,068
Global Annuity — U.S. fixed MVA annuities [3]	11,036
Global Annuity — International fixed MVA annuities	2,494
Guaranteed investment contracts (“GIC”) [4]	1,314
Other [5]	19,300

General account contractholder obligations	$64,212

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Global Annuity — U.S.’s individual variable annuities and Individual Life’s variable life contracts, the general account option for Retirement’s annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of Life, available short-term investments, or Life may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Consolidated Liquidity Position
The following table summarizes the liquidity available to The Hartford:

	As of March 31, 2010
	Property & Casualty	Life	Corporate	Consolidated
Short-term investments	$917	$5,608	$2,020	$8,545
U.S. Treasuries	603	3,524	252	4,379
Cash	269	1,807	3	2,079
Less: Derivative collateral	(119)	(1,372)	—	(1,491)
Cash associated with Japan variable annuities	—	(639)	—	(639)

Total available liquidity	$1,670	$8,928	$2,275	$12,873

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the Company’s off-balance sheet arrangements since the filing of the Company’s 2009 Form 10-K Annual Report.
Aggregate Contractual Obligations
Since December 31, 2009, the Company issued $1.1 billion aggregate principal amount of its senior notes. For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Capitalization
The capital structure of The Hartford as of March 31, 2010 and December 31, 2009 consisted of debt and stockholders’ equity, summarized as follows:

	March 31,	December 31,
	2010	2009	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$275	$343	(20%)
Long-term debt	6,597	5,496	20%

Total debt [1]	6,872	5,839	18%
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	20,217	21,177	(5%)
AOCI, net of tax	(2,377)	(3,312)	28%

Total stockholders’ equity	$17,840	$17,865	—

Total capitalization including AOCI	$24,712	$23,704	4%

Debt to stockholders’ equity	39%	33%
Debt to capitalization	28%	25%

[1]
Total debt of the Company excludes $834 and $1.1 billion of consumer notes as of March 31, 2010 and December 31, 2009, respectively, and $60 and $78 of Federal Home Loan Bank advances recorded in other liabilities as of March 31, 2010 and December 31, 2009, respectively.

The Hartford’s total capitalization increased $1.0 billion, or 4%, from December 31, 2009 to March 31, 2010 primarily due to the following:

Total debt	• Total debt increased primarily due to the issuance of $1.1 billion in senior notes in March 2010 partially offset by payment of the capital lease obligations in January 2010.

AOCI, net of tax	• AOCI improved primarily due to decreases in unrealized losses on available-for-sale securities of $891 primarily due to tightening credit spreads.
Partially offsetting these increases was a decrease in stockholders’ equity, excluding AOCI, which decreased primarily due to the redemption of $3.4 billion in preferred stock issued to the U.S. Treasury offset by issuance of common shares under public offering of $1.6 billion, issuance of mandatory convertible preferred stock of $556 and net income of $319. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information on the redemption of the preferred stock and issuances of stock in the first quarter of 2010.
For additional information on debt, equity and AOCI, see Notes 14, 15 and 16, respectively, of the Notes to the Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report.
Cash Flows

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$488	$1,010
Net cash provided by (used for) investing activities	$99	$(1,011)
Net cash provided by (used for) financing activities	$(652)	$126
Cash — end of period	$2,079	$1,851
The decrease in cash from operating activities compared to the prior year period was primarily the result of tax refunds of $598 received in 2009 compared to tax payments of $87 in 2010. Additionally, operating activities in 2010 decreased due to lower premiums, partially offset by increased net investment income and fee income.
Cash provided by investing activities in 2010 primarily relates to $708 of net proceeds from sales of mortgage loans partially offset by $346 of net purchases of available-for-sale securities and $252 of net payments on derivatives. Cash used for investing activity in 2009 consisted of net outflows of $1.5 billion from changes in payables on securities lending and $356 of net purchases of available-for-sale securities, partially offset by net receipts on derivatives of $894.
Cash from financing activities decreased primarily due to the redemption of preferred stock issued to the U.S. Treasury of $3.4 billion and repayments of consumer notes of $302 in 2010 and net outflows on investment and universal life-type contracts in 2010. Partially offsetting the decreases were proceeds from the issuance of $1.1 billion in aggregate senior notes, issuance of common stock under a public offering of $1.6 billion and issuance of mandatory convertible preferred stock of $556.
Operating cash flows for the three months ended March 31, 2010 and 2009 have been adequate to meet liquidity requirements.
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
On March 16, 2010, Fitch Ratings affirmed all debt and insurer financial strength ratings for the Company and its primary life and property/casualty insurance subsidiaries, and also maintained its negative rating outlook. On March 19, 2010, Fitch assigned a BB rating to the mandatory convertible preferred shares.
On March 17, 2010, Standard & Poor’s (“S&P”) Ratings Services announced that it had affirmed the financial strength ratings of the operating subsidiaries of the Company and the ratings on the Company’s debt, but had changed the Company’s ratings outlook to negative. At this time, S&P also assigned a BB rating to the mandatory convertible preferred stock.
On March 17, 2010, Moody’s Investors Service affirmed the credit ratings of the Company and its principal operating subsidiaries.
On March 24, 2010, A.M. Best affirmed the financial strength and issuer credit ratings of Company’s subsidiaries, and changed the outlook to stable for the life insurance subsidiaries’ financial strength ratings and the property/casualty insurance subsidiaries’ issuer credit ratings. At this time, A.M. Best also assigned a bbb- rating to the mandatory convertible preferred shares.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 23, 2010.

	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Insurance Financial Strength Ratings:
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A	A-	A	A3
Hartford Life and Accident Insurance Company	A	A-	A	A3
Hartford Life and Annuity Insurance Company	A	A-	A	A3

Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB-	BBB	Baa3
Commercial paper	AMB-2	F2	A-2	P-3
Junior subordinated debentures	bbb-	BB	BB+	Ba1
Mandatory convertible preferred shares	bbb-	BB	BB	—
Hartford Life, Inc.:
Senior debt	bbb+	BBB-	BBB	Baa3
Hartford Life Insurance Company:
Short term rating	—	—	A-1	P-2
Consumer notes	a	BBB+	A	Baa1
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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2009 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2010 is an estimate, as the first quarter 2010 statutory filings have not yet been made.

	March 31,	December 31,
	2010	2009
U.S. Life Operations, includes domestic captive insurance subsidiaries	$7,822	$7,287
Property & Casualty Operations, excluding non-Property & Casualty subsidiaries	7,328	7,364

Total	$15,150	$14,651

The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $1,431 and $1,311 as of March 31, 2010 and December 31, 2009, respectively. However, under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.1 billion as of March 31, 2010 and December 31, 2009.

Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 9 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Legislative Developments
On February 1, 2010, the Obama Administration released its “FY 2011, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a $90 billion “Financial Crisis Responsibility Fee” on large financial institutions, including The Hartford.
Included in the financial regulatory reform legislation currently under consideration by Congress are many proposals which may impact The Hartford. There are proposals to assess financial institutions, potentially including The Hartford, for costs associated with the orderly resolution of failing “systemic” companies, as well as a ban on proprietary trading for financial institutions that control a depository institution. If this ban is implemented incorrectly it could affect the management of our general account. There are also proposals to regulate derivatives by requiring central clearing and/or imposing new margin and capital requirements, which may increase the costs of the Company’s hedging program. Finally, the proposals envision granting The Federal Reserve regulatory authority over our holding company and transferring regulation of our subsidiary, Federal Trust Bank, to the Office of the Comptroller of the Currency from the OTS.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report and Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2010.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
For a discussion of legal proceedings, see “Litigation” under Note 9 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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
Our operating environment remains challenging in light of uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment, particularly if economic conditions deteriorate from their current levels or regulatory requirements change significantly, and we may be required to or we may seek to raise additional capital or take other strategic or financial actions that could adversely affect our business and results or trading prices for our capital stock.
Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the global economy adversely affected our business and results in 2009, and we believe that these conditions may continue to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance, and we expect that market volatility will continue to pressure returns in our life and property and casualty investment portfolios and that our hedging costs will remain high. Until economic conditions become more stable and improve, we also expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where significant market illiquidity and risk premiums exist that reflect the current uncertainty in the real estate market. Deterioration or negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not stabilize in line with our forecasts or if they experience a significant deterioration. These steps include ongoing initiatives, particularly the execution risk relating to the repositioning of our investment portfolios. In addition, we have modified our variable annuity product offerings and, in October 2009, launched a new variable annuity product. However, the future success of this new variable annuity product will be dependent on market acceptance. The level of market acceptance of this new product will directly affect the level of variable annuity sales of the Company in the future. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness. We could be required to raise additional capital or consider other actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distributors for our products. Finally, trading prices for our capital stock could decline as a result or in anticipation of sales of our common stock or equity-linked instruments.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but also result in greater U.S. GAAP earnings volatility. Actions we take may also entail impairment or other charges or adversely affect our ability to compete successfully in an increasingly difficult consumer market.
Regulatory developments relating to the recent financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Office of Thrift Supervision, or the OTS, the New York Stock Exchange, or NYSE, or the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. The reforms being discussed include several that contemplate comprehensive restructuring of the regulation of the financial services industry, including possibly the merger of the OTS with the Office of the Comptroller of the Currency. Enactment of such measures likely would lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important firms in particular. Such measures could include taxation of financial transactions, liabilities and employee compensation.

Other changes under discussion in the U.S. include: breaking up firms that are considered “too big to fail” or mandating certain barriers between their activities in order to allow for an orderly resolution of failing financial institutions; establishing a “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; providing regulators with new means of limiting activities of financial firms; regulating compensation in the financial services industry; enhancing corporate governance, especially regarding risk management; and creating a new agency, the “Consumer Financial Protection Agency,” to protect U.S. consumers who buy financial products. A substantial number of the financial reforms currently discussed in the U.S. and globally may become law, although it is difficult to predict which will become law, how such reforms will be implemented or the exact impact they will have on our business, financial condition, results of operations and cash flows for a particular future period. If adopted, these changes will require regulatory implementation, the full impact of which will not be known until later.
New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that have reduced or could reduce the pressure on our capital position may not be adopted, may be adopted in a form that does not afford as much capital relief as anticipated, or may be subsequently reversed in the future. If we fail to manage the impact of these developments effectively, our prospects, results and financial condition could be materially adversely affected.
The stress scenario modeled projections and the related assumptions that we disclosed in connection with our repurchase of the Series E Preferred Stock were prepared for purposes of planning the public offerings for the repurchase of the Series E Preferred Stock. Actual sources and uses of capital under stressed economic conditions may vary significantly, as the stress scenario does not incorporate all risks to which the Company would be exposed under stressed economic conditions and the models used may, in any event, produce inaccurate projections. Investors are cautioned that the stress scenario modeled projections and related assumptions are therefore of limited value in assessing the Company’s future prospects.
In connection with determining the structure and size of our capital raise for the repurchase of the Series E Preferred Stock held by Treasury, we utilized stressed model projections that depend on a variety of factors and assumptions each of which is subject to business, economic and competitive uncertainties and contingencies that are inherently unpredictable. Using these stress model projections, we also illustrated the potential sources and uses of capital during 2010 and 2011. We created these hypothetical stress-scenario models on the basis of fundamental assumptions about the performance of key variables, including, among others, stressed equity market levels and losses in the residential and commercial real estate markets. The stress-scenario models resulting from these assumptions not only illustrate hypothetical sources and uses of capital, but also produce assumed stress-scenario values for a variety of other variables that can independently significantly affect surplus. Although our modeled stress-scenario projections reflect assumptions about the adverse performance of these other variables, they do not reflect further impacts on surplus that could arise from additional, discrete adverse performance of these other variables. The actual performance of these other variables, which include but are not limited to interest rates, Yen/U.S. dollar, Yen/Euro and other foreign exchange rates, market volatility, catastrophe loss experience and policyholder behavior, may differ materially from the assumptions included in the projections and may, as a result, cause actual results in a stress scenario to differ materially from those that were projected. Moreover, our assumptions do not reflect all risks to which the Company would be exposed under stressed economic conditions. As a result, actual results may differ, and in the past have differed, materially from projected results. Investors are cautioned that the stress scenario modeled projections and related assumptions are therefore of limited value in assessing our future prospects.
No outside party has approved or provided any other form of assurance with respect to these projections, and these projections have not been examined by any independent expert. Projections are also necessarily speculative in nature and the risk that our modeled projections will be wrong is increased as a result of the number and nature of the variables underlying the assumptions on which they are based and the fact that they do not reflect other important risks that would be present in a severely constrained operating environment as described above. Many of these variables are also beyond our control and influenced by a variety of factors, and it can be expected that one or more of our assumptions will prove to be incorrect, possibly in material ways, especially in a stress scenario. Moreover, the reliability of forecasted information diminishes the farther in the future that data is projected. Our actual sources and uses of capital in a stress scenario may vary significantly and adversely from those we projected. Investors are accordingly cautioned not to place undue reliance on information included or incorporated by reference in the Offerings relating to our projected capital position in these stress scenarios, and investors should also understand that these projections are of limited value in assessing the Company’s prospects in an environment that is not subject to stress assumptions. Because we prepared this information for purposes of determining the structure and size of our capital raise for the repurchase of the Series E Preferred Stock, we do not undertake to update this information.

Although we repurchased our Series E Preferred Stock issued to Treasury in the CPP, we remain subject to certain restrictions, oversight and costs relating to our receipt of federal assistance and our status as a savings and loan holding company that could materially affect our business, results and prospects.
Even though we repurchased all of the Series E Preferred Stock, we do not intend to repurchase the related warrant. Although we believe we will no longer be subject to the executive compensation restrictions, provisions of our agreement with Treasury relating to the CPP will remain in effect for so long as Treasury continues to hold the warrant or shares of our common stock received upon exercising the warrant, and we will continue to be a savings and loan holding company by virtue of our ownership of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift, the acquisition of which was a condition to our participation in the CPP. We will therefore remain subject to various restrictions, oversight and costs and other potential consequences that could materially affect our business, results and prospects, including the following:
•
As a savings and loan holding company, we are subject to regulation, supervision and examination by the OTS, including with respect to required capital, cash flow, organizational structure, risk management and earnings at the parent company level, and to the OTS reporting requirements. All of our activities must be financially-related activities as defined by federal law (which includes insurance activities), and the OTS has enforcement authority over us, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by the OTS to be a serious risk to FTB. We must also be a source of strength to FTB, which could require further capital contributions.

•
We believe that the limitations on the amount and form of bonus, retention and other incentive compensation that we may pay to executive officers and senior management no longer apply to us from and after the date we repurchased all of the Series E Preferred Stock. Nevertheless, recipients of federal assistance continue to be subject to intense scrutiny, and future regulatory initiatives could be adopted at the federal or state level that have the effect of constraining the business or management of those enterprises. These initiatives include a pending proposal before the Connecticut legislature that would, if adopted, impose a tax on bonuses paid by recipients of TARP funds. In addition, the Obama administration has proposed a financial crisis responsibility tax that would be levied on the largest financial institutions in terms of assets for at least the next ten years to recoup any shortfall from the TARP. We cannot predict the scope or impact of future regulatory initiatives or the effect that they may have on our ability to attract and retain key personnel, the cost and complexity of our compliance programs or on required levels of regulatory capital.

•
Future federal statutes may adversely affect the terms of the CPP that remain applicable to us, and Treasury may amend the terms of our agreement unilaterally if required by future statutes, including in a manner materially adverse to us.

Our ability to declare and pay dividends is subject to limitations.
The payment of future dividends on our capital stock is subject to the discretion of our board of directors, which considers, among other factors our operating results, overall financial condition, credit-risk considerations and capital requirements, as well as general business and market conditions.
Moreover, as a holding company that is separate and distinct from our insurance subsidiaries, we have no significant business operations of our own. Therefore, we rely on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. These obligations include payments on our debt securities and the payment of dividends on our capital stock. The Connecticut insurance holding company laws limit the payment of dividends by Connecticut-domiciled insurers. In addition, these laws require notice to and approval by the state insurance commissioner for the declaration or payment by those subsidiaries of any dividend if the dividend and other dividends or distributions made within the preceding 12 months exceeds the greater of:
•	10% of the insurer’s policyholder surplus as of December 31 of the preceding year, and

•	net income, or net gain from operations if the subsidiary is a life insurance company, for the previous calendar year, in each case determined under statutory insurance accounting principles.
In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.
The insurance holding company laws of the other jurisdictions in which our insurance subsidiaries are incorporated, or deemed commercially domiciled, generally contain similar, and in some instances more restrictive, limitations on the payment of dividends. Our property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to us in 2010 without prior approval from the applicable insurance commissioner. Statutory dividends from our life insurance subsidiaries in 2010 require prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by our subsidiary Hartford Life, Inc., or HLI, is the maximum our insurance subsidiaries could pay to us in 2010. In 2009, we and HLI received $700 in dividends from our life insurance subsidiaries representing the movement of a life subsidiary to us, and we received $251 in dividends from our property-casualty insurance subsidiaries. During the first quarter of 2010, neither we nor HLI received dividends from the life insurance subsidiaries. During the first quarter of 2010, we received $450 in dividends from its property-casualty insurance subsidiaries.

Our rights to participate in any distribution of the assets of any of our subsidiaries, for example, upon their liquidation or reorganization, and the ability of holders of our common stock to benefit indirectly from a distribution, are subject to the prior claims of creditors of the applicable subsidiary, except to the extent that we may be a creditor of that subsidiary. Claims on these subsidiaries by persons other than us include, as of March 31, 2010, claims by policyholders for benefits payable amounting to $117.0 billion, claims by separate account holders of $160.2 billion, and other liabilities including claims of trade creditors, claims from guaranty associations and claims from holders of debt obligations, amounting to $14.5 billion.
In addition, as a savings and loan holding company, we are subject to regulation, supervision and examination by the OTS, including with respect to required capital, cash flow, organization structure, risk management and earnings at the parent company level.
Holders of our capital stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of March 31, 2010, there were 575,000 shares of our Series F Preferred Stock issued and outstanding. Under the terms of the Series F Preferred Stock, our ability to declare and pay dividends on or repurchase our common stock will be subject to restrictions in the event we fail to declare and pay (or set aside for payment) full dividends on the Series F Preferred Stock.
The terms of our outstanding junior subordinated debt securities also prohibit us from declaring or paying any dividends or distributions on our capital stock or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
Our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of business risks can fail for a number of reasons, including design failure, systems failure, failures to perform or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.
For additional risk factors, please refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2010:

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under
	of Shares	Paid Per	Announced Plans or	the Plans or
Period	Purchased [1]	Share	Programs	Programs
				(in millions)
January 1, 2010 – January 31, 2010	2,588	$23.79	—	$807
February 1, 2010 – February 28, 2010	—	$—	—	$807
March 1, 2010 – March 31, 2010	122,552	$24.36	—	$807

Total	125,140	$24.35	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
Issuance of Common Stock
On March 23, 2010, The Hartford issued approximately 59.6 million shares of common stock at a price to the public of $27.75 per share and received net proceeds of $1.6 billion.
Issuance of Series F Preferred Stock
On March 23, 2010, The Hartford issued 23 million depositary shares, each representing a 1/40th interest in The Hartford’s 7.25% mandatory convertible preferred stock, Series F, at a price of $25 per depositary share and received net proceeds of approximately $556. For additional information on the issuance of preferred stock, see Note 13 to the Condensed Consolidated Financial Statements.
Redemption of Series E Preferred Stock issued under the Capital Purchase Program
On March 31, 2010, the Company repurchased all 3.4 million shares of Series E Preferred Stock issued to the U.S. Treasury (the “Treasury”) for an aggregate purchase price of $3.4 billion and made a final dividend payment of $22 on the Series E preferred stock. The Company recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the preferred stock. Treasury continues to hold warrants to purchase approximately 52 million shares of the Company’s common stock at an exercise price of $9.79 per share. During the Company’s participation in the Capital Purchase Program (“CPP”), the Company was subject to numerous additional regulations, including restrictions on the ability to increase the common stock dividend, limitations on the compensation arrangements for senior executives and additional corporate governance standards. As a result of the redemption of Series E Preferred Stock, the Company believes it is no longer subject to these regulations other than certain reporting and certification obligations to U.S. regulating agencies.

Item 6.	EXHIBITS
See Exhibits Index on page 122.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc.

(Registrant)

Date: April 29, 2010	/s/ Beth A. Bombara

Beth A. Bombara
Senior Vice President and Controller
(Chief accounting officer and duly
authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2010
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

3.01	Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (as amended by the Certificate of Designation with respect to 7.25% Mandatory Convertible Preferred Stock Series F dated March 23, 2010 and the Certificate of Elimination of the Series A Participating Cumulative Preferred Stock, Series D Non-Voting Contingent Convertible Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series E, dated April 26, 2010).

3.02	Amended and Restated By-Laws of The Hartford, amended effective May 28, 2009 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed on March 9, 2010).

4.01	4.00% Senior Note due 2015 (incorporated by reference to Exhibit 4.2 to The Hartford’s Current Report on Form 8-K, filed March 23, 2010).

4.02	5.50% Senior Note due 2020 (incorporated by reference to Exhibit 4.3 to The Hartford’s Current Report on Form 8-K, filed March 23, 2010).

4.03	6.625% Senior Note due 2040 (incorporated by reference to Exhibit 4.4 to The Hartford’s Current Report on Form 8-K, filed March 23, 2010).

4.04	Form of Certificate with respect to 7.25% Mandatory Convertible Preferred Stock, Series F (included as Exhibit A to Exhibit 3.03 (incorporated herein by reference to Exhibit 4.5 to the Hartford’s Current Report on Form 8-K, filed on March 23, 2010).

4.05	Deposit Agreement, dated as of March 23, 2010, among The Hartford Financial Services Group, Inc., The Bank of New York Mellon, as Depository, and holders from time to time of the Receipt issued thereunder (including form of Depository Receipt) (incorporated herein by reference to (incorporated by reference to Exhibit 4.6 to The Hartford’s Current Report on Form 8-K, filed March 23, 2010).

10.01	Form of Depository Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.05) (incorporated herein by reference to Exhibit 4.7 to The Hartford’s Current Report on Form 8-K, filed on March 9, 2010).

10.02	Letter Agreement, dated as of March 13, 2010, by and between The Hartford Financial Services Group, Inc., Allianz SE (including letter of Allianz SE of March 12, 2010 attached thereto) (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed March 16, 2010).

10.03	Repurchase Letter Agreement, dated as of March 31, 2010, between The Hartford Financial Services Group, Inc. and the United States Department of Treasury (incorporated herein by reference to Exhibit 99.1 to The Hartford’s Current Report on Form 8-K, filed on March 31, 2010).

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. [1]

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

[1]
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL (extensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.