Form 10-Q
period 2010-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2010-08-04
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, there were outstanding 444,324,287 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Item	Description	Page

	Part I. FINANCIAL INFORMATION

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Statements of Operations — For the Three and Six Months Ended June 30, 2010 and 2009	6

	Condensed Consolidated Balance Sheets — As of June 30, 2010 and December 31, 2009	7

	Condensed Consolidated Statements of Changes in Equity — For the Six Months Ended June 30, 2010 and 2009	8

	Condensed Consolidated Statements of Comprehensive Income — For the Three and Six Months Ended June 30, 2010 and 2009	9

	Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2010 and 2009	10

	Notes to Condensed Consolidated Financial Statements	11

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60

3.	Quantitative and Qualitative Disclosures About Market Risk	133

4.	Controls and Procedures	133

	Part II. OTHER INFORMATION

1.	Legal Proceedings	134

1A.	Risk Factors	134

2.	Unregistered Sales of Equity Securities and Use of Proceeds	137

6.	Exhibits	137

	Signature	138

	Exhibits Index	139

Exhibit 10.02
Exhibit 10.03
Exhibit 10.04
Exhibit 10.06
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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2009 Form 10-K Annual Report, Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q. These important risks and uncertainties include:
•
risks and uncertainties related to the Company’s current operating environment, which reflects continued volatility in financial markets, constrained capital and credit markets and uncertainty about the strength of an economic recovery and the impact of U.S. and other governmental stimulus, budgetary and legislative initiatives, and whether management’s efforts to identify and address these risks will be timely and effective;

•	risks associated with our continued execution of steps to realign our business and reposition our investment portfolio, including the potential need to take other actions, such as divestitures;
•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices and foreign exchange rates, as well as challenging or deteriorating conditions in key sectors such as the commercial real estate market, that have pressured our results and have continued to do so in 2010;

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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for establishing valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims;
•	the possibility of a pandemic or man-made disaster that may adversely affect the financial condition of the Company’s businesses and cost and availability of reinsurance;
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

•
the restrictions, oversight, costs and other consequences of being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (the “OTS”), and in the future, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), The Federal Reserve and the Office of the Controller of the Currency as regulator of Federal Trust Bank, and arising from our participation in the Capital Purchase Program (the “CPP”), under the Emergency Economic Stabilization Act of 2008, certain elements of which will continue to apply to us for so long as the Treasury holds the warrant or shares of our common stock received on exercise of the warrant that we issued as part of our participation in the CPP;

•
the potential effect of domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products;

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Act, which will, among other effects, vest a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, and may affect our ability as a savings and loan holding company to manage our general account by limiting or eliminating investments in certain private equity and hedge funds;

•	the Company’s ability to distribute its products through distribution channels, both current and future;
•	the uncertain effects of emerging claim and coverage issues;
•	the ability of the Company to declare and pay dividends is subject to limitations;
•
the Company’s ability to effectively price its property and casualty policies, including its ability to obtain regulatory consents to pricing actions or to non-renewal or withdrawal of certain product lines;

•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;
•	the risk that our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our business;
•	the potential for difficulties arising from outsourcing relationships;
•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;
•	the impact of potential changes in accounting principles and related financial reporting requirements;
•	the Company’s ability to protect its intellectual property and defend against claims of infringement;
•	unfavorable judicial or legislative developments; and
•	other factors described in such forward-looking statements.
Any forward-looking statement made by us in this document speaks only as of the date of the filing of this Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying Condensed Consolidated Balance Sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended June 30, 2010 and 2009 and Statements of Changes in Equity and Cash Flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 4, 2010

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Revenues
Earned premiums	$3,506	$3,592	$7,033	$7,421
Fee income	1,195	1,062	2,384	2,229
Net investment income (loss):
Securities available-for-sale and other	1,153	1,021	2,213	1,941
Equity securities, trading	(2,649)	2,523	(1,948)	1,799

Total net investment income (loss)	(1,496)	3,544	265	3,740

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(292)	(562)	(632)	(786)
OTTI losses recognized in other comprehensive income	184	248	372	248

Net OTTI losses recognized in earnings	(108)	(314)	(260)	(538)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	119	(367)	(5)	(59)

Total net realized capital gains (losses)	11	(681)	(265)	(597)

Other revenues	120	120	238	238

Total revenues	3,336	7,637	9,655	13,031

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,592	3,092	6,725	7,729
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities	(2,649)	2,523	(1,948)	1,799
Amortization of deferred policy acquisition costs and present value of future profits	938	674	1,589	2,933
Insurance operating costs and expenses	969	959	1,888	1,857
Interest expense	132	119	252	239
Goodwill impairment	153	—	153	32
Other expenses	208	252	468	441

Total benefits, losses and expenses	3,343	7,619	9,127	15,030
Income (loss) before income taxes	(7)	18	528	(1,999)
Income tax expense (benefit)	(83)	33	133	(775)

Net income (loss)	$76	$(15)	$395	$(1,224)

Preferred stock dividends and accretion of discount	11	3	494	3

Net income (loss) available to common shareholders	$65	$(18)	$(99)	$(1,227)

Earnings (Loss) per common share
Basic	$0.15	$(0.06)	$(0.24)	$(3.80)
Diluted	$0.14	$(0.06)	$(0.24)	$(3.80)

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share and per share data)	2010	2009
	(Unaudited)

Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $78,529 and $76,015) (includes variable interest entity assets, at fair value, of $842 as of June 30, 2010)	$77,132	$71,153
Equity securities, trading, at fair value (cost of $32,755 and $33,070)	30,183	32,321
Equity securities, available-for-sale, at fair value (cost of $1,244 and $1,333)	1,103	1,221
Mortgage loans (net of allowances for loan losses of $340 and $366)	4,673	5,938
Policy loans, at outstanding balance	2,182	2,174
Limited partnerships and other alternative investments (includes variable interest entity assets of $22 as of June 30, 2010)	1,774	1,790
Other investments	2,293	602
Short-term investments	8,731	10,357

Total investments	128,071	125,556
Cash	2,998	2,142
Premiums receivable and agents’ balances	3,371	3,404
Reinsurance recoverables	5,485	5,384
Deferred policy acquisition costs and present value of future profits	9,689	10,686
Deferred income taxes, net	2,828	3,940
Goodwill	1,051	1,204
Property and equipment, net	1,150	1,026
Other assets	4,624	3,981
Separate account assets	154,883	150,394

Total assets	$314,150	$307,717

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses
Property and casualty	$21,479	$21,651
Life	18,529	17,980
Other policyholder funds and benefits payable	46,394	45,852
Other policyholder funds and benefits payable — International variable annuities	30,161	32,296
Unearned premiums	5,291	5,221
Short-term debt	—	343
Long-term debt	6,600	5,496
Consumer notes	452	1,136
Other liabilities (includes variable interest entity liabilities of $426 as of June 30, 2010)	11,470	9,454
Separate account liabilities	154,883	150,394

Total liabilities	295,259	289,823
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 and 3,400,000 shares issued, liquidation preference $1,000 per share	556	2,960
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,765,004 and 410,184,182 shares issued	5	4
Additional paid-in capital	10,470	8,985
Retained earnings	11,049	11,164
Treasury stock, at cost — 25,654,189 and 27,177,019 shares	(1,810)	(1,936)
Accumulated other comprehensive loss, net of tax	(1,379)	(3,312)

Total stockholders’ equity	18,891	17,865
Noncontrolling interest	—	29

Total equity	18,891	17,894

Total liabilities and equity	$314,150	$307,717

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2010	2009
	(Unaudited)
Preferred Stock, at beginning of period	$2,960	$—
Issuance of mandatory convertible preferred stock	556	—
Accretion of preferred stock discount on issuance to U.S. Treasury	—	1
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	440	—
Issuance (redemption) of preferred stock to the U.S. Treasury	(3,400)	2,920

Preferred Stock, at end of period	556	2,921

Common Stock	5	4

Additional Paid-in Capital, at beginning of period	8,985	7,569
Issuance of warrants to U.S. Treasury	—	480
Issuance of shares under discretionary equity issuance plan	—	16
Issuance of shares under public offering	1,599	—
Issuance of shares under incentive and stock compensation plans	(108)	(50)
Reclassification of warrants from other liabilities to equity and extension of warrants’ term	—	186
Tax expense on employee stock options and awards	(6)	(11)

Additional Paid-in Capital, at end of period	10,470	8,190

Retained Earnings, at beginning of period, before cumulative effect of accounting change, net of tax	11,164	11,336
Cumulative effect of accounting change, net of tax	26	—

Retained Earnings, at beginning of period, as adjusted	11,190	11,336
Net income (loss)	395	(1,224)
Cumulative effect of accounting change, net of tax	—	912
Accretion of preferred stock discount on issuance to U.S. Treasury	—	(1)
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	(440)	—
Dividends on preferred stock	(54)	(2)
Dividends declared on common stock	(42)	(30)

Retained Earnings, at end of period	11,049	10,991

Treasury Stock, at Cost, at beginning of period	(1,936)	(2,120)
Issuance of shares under incentive and stock compensation plans from treasury stock	129	69
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(3)

Treasury Stock, at Cost, at end of period	(1,810)	(2,054)

Accumulated Other Comprehensive Loss, Net of Tax, at beginning of period	(3,312)	(7,520)
Cumulative effect of accounting change, net of tax	—	(912)
Total other comprehensive income	1,933	1,822

Accumulated Other Comprehensive Loss, Net of Tax, at end of period	(1,379)	(6,610)

Total Stockholders’ Equity	18,891	13,442

Noncontrolling Interest, at beginning of period (Note 13)	29	92
Change in noncontrolling interest ownership	—	(65)
Noncontrolling loss	—	(7)
Recognition of noncontrolling interest in other liabilities	(29)	—

Noncontrolling Interest, at end of period	—	20

Total Equity	$18,891	$13,462

Preferred Shares Outstanding, at beginning of period (in thousands)	3,400	6,048
Conversion of preferred to common shares	—	(6,048)
Issuance of shares to U.S. Treasury	—	3,400
Issuance of mandatory convertible preferred shares	575	—
Redemption of preferred shares issued to the U.S. Treasury	(3,400)	—

Preferred Shares Outstanding, at end of period	575	3,400

Common Shares Outstanding, at beginning of period (in thousands)	383,007	300,579
Treasury stock acquired	—	(15)
Conversion of preferred to common shares	—	24,194
Issuance of shares under discretionary equity issuance plan	—	1,301
Issuance of shares under public offering	59,590	—
Issuance of shares under incentive and stock compensation plans	1,639	854
Return of shares under incentive and stock compensation plans to treasury stock	(125)	(184)

Common Shares Outstanding, at end of period	444,111	326,729

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Comprehensive Income
Net income (loss)	$76	$(15)	$395	$(1,224)

Other comprehensive income (loss)
Change in net unrealized loss on securities	719	2,373	1,578	2,340
Change in OTTI losses recognized in other comprehensive income	21	(125)	53	(125)
Change in net gain (loss) on cash-flow hedging instruments	163	(320)	229	(368)
Change in foreign currency translation adjustments	77	164	41	(45)
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	18	11	32	20

Total other comprehensive income	998	2,103	1,933	1,822

Total comprehensive income	$1,074	$2,088	$2,328	$598

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2010	2009
	(Unaudited)

Operating Activities
Net income (loss)	$395	$(1,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,589	2,933
Additions to deferred policy acquisition costs and present value of future profits	(1,338)	(1,450)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	200	1,333
Change in reinsurance recoverables	162	(111)
Change in receivables and other assets	72	249
Change in payables and accruals	(342)	(389)
Change in accrued and deferred income taxes	(128)	(343)
Net realized capital losses	265	597
Net disbursements from investment contracts related to policyholder funds — International variable annuities	(2,137)	(892)
Net decrease in equity securities, trading	2,138	885
Depreciation and amortization	315	259
Goodwill impairment	153	32
Other operating activities, net	(144)	107

Net cash provided by operating activities	1,200	1,986

Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	23,292	33,229
Equity securities, available-for-sale	158	482
Mortgage loans	1,297	297
Partnerships	249	239
Payments for the purchase of:
Fixed maturities, available-for-sale	(23,796)	(35,015)
Equity securities, available-for-sale	(100)	(251)
Mortgage loans	(69)	(214)
Partnerships	(135)	(136)
Proceeds from business sold	130	7
Derivatives, net	584	262
Change in policy loans, net	(8)	4
Change in payables for collateral under securities lending, net	(46)	(2,262)
Other investing activities, net	44	(199)

Net cash provided by (used for) investing activities	1,600	(3,557)

Financing Activities
Deposits and other additions to investment and universal life-type contracts	6,410	7,323
Withdrawals and other deductions from investment and universal life-type contracts	(11,183)	(11,516)
Net transfers from separate accounts related to investment and universal life-type contracts	4,120	3,646
Proceeds from issuance of long-term debt	1,090	—
Repayments at maturity for long-term debt and payments on capital lease obligations	(343)	(24)
Change in commercial paper	—	(375)
Repayments at maturity or settlement of consumer notes	(684)	(11)
Net proceeds from issuance of mandatory convertible preferred stock	556	—
Net proceeds from issuance of shares under public offering	1,600	—
Redemption of preferred stock issued to the U.S. Treasury	(3,400)	—
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	—	3,400
Net proceeds from issuance of shares under discretionary equity issuance plan	—	14
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	14	4
Dividends paid on preferred stock	(64)	(8)
Dividends paid on common stock	(40)	(115)
Changes in bank deposits and payments on bank advances	(43)	—

Net cash provided by (used for) financing activities	(1,967)	2,338
Foreign exchange rate effect on cash	23	(20)
Net increase in cash	856	747
Cash — beginning of period	2,142	1,811

Cash — end of period	$2,998	$2,558

Supplemental Disclosure of Cash Flow Information
Net Cash Paid (Received) During the Period For:
Income taxes	$248	$(468)
Interest	$233	$243
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a financial holding company for a group of subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States (collectively, “The Hartford” or the “Company”). Also, The Hartford continues to administer business previously sold in Japan and the U.K.
The Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in The Hartford’s 2009 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued an amendment to this guidance in February 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies. The Company adopted this guidance on January 1, 2010. As a result of adoption, in addition to those VIEs the Company consolidates under the previous guidance, the Company consolidated a Company sponsored Collateralized Debt Obligation (“CDO”), electing the fair value option, and a Company sponsored Collateralized Loan Obligation, at carrying values carried forward as if the Company had been the primary beneficiary from the date the Company entered into the VIE arrangement. The impact on the Company’s Condensed Consolidated Balance Sheet as a result of adopting this new guidance was an increase in assets of $432, an increase in liabilities of $406, and an increase in January 1, 2010 retained earnings, net of tax, of $26. The Company has investments in mutual funds, limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the deferral of this new consolidation guidance. See Note 5 for further discussion.
Future Adoption of New Accounting Standards
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, investments with an embedded credit derivative in a form other than the above mentioned subordination may need to be separately accounted for as an embedded credit derivative meaning that changes in the fair value of the embedded credit derivative are recorded in current period earnings. Upon adoption, an entity may elect the fair value option, with changes in fair value of the investment in its entirety recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this guidance on July 1, 2010, and reclassified approximately $200, after-tax, of unrealized capital losses recorded in Accumulated Other Comprehensive Income, to Retained Earnings.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Tax expense (benefit) at U.S. Federal statutory rate	$(2)	$6	$185	$(700)
Tax-exempt interest	(38)	(38)	(78)	(75)
Dividends received deduction	(40)	(39)	(81)	(79)
Investment valuation allowance	—	—	86	—
Nondeductible costs associated with warrants	—	103	—	78
Other	(3)	1	21	1

Income tax expense (benefit)	$(83)	$33	$133	$(775)

The separate account dividends received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. Given recent financial markets’ volatility, the Company is reviewing its DRD computations on a quarterly basis.
The Company’s unrecognized tax benefits were unchanged during the six months ended June 30, 2010, remaining at $48 as of June 30, 2010. This entire amount, if it were recognized, would affect the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Audits have been concluded for all years through 2006. The audit of 2007 and 2008 commenced in the second quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company’s net deferred tax asset as of June 30, 2010 and December 31, 2009 includes a net deferred tax liability of $1,161 and $849, respectively, for the Company’s International subsidiary in Japan.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance as of June 30, 2010 was approximately $172, which has not materially changed from the first quarter of 2010. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets, including subsidiaries. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses.
Also, for the three months ended March 31, 2010, the Company incurred a charge of $19 related to a decrease in deferred tax assets as a result of recent federal legislation that will reduce the tax deduction available to the Company related to retiree health care costs beginning in 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Share
The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2010	2009	2010	2009

Income (loss)
Net income (loss)	$76	$(15)	$395	$(1,224)
Less: Preferred stock dividends and accretion of discount	11	3	494	3

Net income (loss) available to common shareholders	$65	$(18)	$(99)	$(1,227)

Common shares
Basic
Weighted average common shares outstanding	443.9	325.4	418.8	323.1

Diluted
Warrants	35.2	—	—	—
Stock compensation plans	1.1	—	—	—

Weighted average shares outstanding and dilutive potential common shares	480.2	325.4	418.8	323.1

Earnings (loss) per common share
Basic	$0.15	$(0.06)	$(0.24)	$(3.80)
Diluted	$0.14	$(0.06)	$(0.24)	$(3.80)
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
As a result of the net loss in the three months ended June 30, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended June 30, 2009 diluted loss per share, since the inclusion of 0.7 million shares for stock compensation plans calculation and 0.5 million for warrants would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 326.6 million.
For the three months ended June 30, 2010, 20.8 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculation. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 501.0 million.
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
As a result of the net loss available to common shareholders for the six months ended June 30, 2010, the Company is required to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2010 diluted loss per share, since the inclusion of 1.2 million shares for stock compensation plans, 34.4 million shares for warrants and 12.1 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculation. In the absence of the net loss available to common shareholders and assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 466.5 million.

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
Life
Effective for first quarter 2010 reporting, Life made changes to its segments as described below. Life changed its reporting structure to realign mutual funds businesses into Retirement from Global Annuity — U.S. (formerly the Retail Products Group or “Retail”). In addition, certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries have been moved from Global Annuity — U.S. to Life Other, with no impact on net income in either Global Annuity — U.S. or Life Other. The impact of these changes on the annual periods presented in The Hartford’s 2009 Annual Report on Form 10-K, which annual periods are not contained in the accompanying interim financial statements, is disclosed in the following tables:

	As Reported in the	Realignment of	Movement of
	2009 Annual Report	Mutual Fund	Non-Proprietary	Segment Results,
Revenues	on Form 10-K	Businesses	Product Results	As Revised
For the year ended December 31, 2009
Global Annuity — U.S. (formerly Retail)	$2,132	$(517)	$(149)	$1,466
Retirement	324	517	—	841
Life Other	58	—	149	207

For the year ended December 31, 2008
Global Annuity — U.S. (formerly Retail)	$2,753	$(666)	$(150)	$1,937
Retirement	338	666	—	1,004
Life Other	60	—	150	210

For the year ended December 31, 2007
Global Annuity — U.S. (formerly Retail)	$3,055	$(688)	$(140)	$2,227
Retirement	242	688	—	930
Life Other	67	—	140	207

	As Reported in the	Realignment of
	2009 Annual Report	Mutual Fund	Segment Results,
Net Income (Loss)	on Form 10-K	Businesses	As Revised
For the year ended December 31, 2009
Global Annuity — U.S. (formerly Retail)	$(410)	$(34)	$(444)
Retirement	(222)	34	(188)

For the year ended December 31, 2008
Global Annuity — U.S. (formerly Retail)	$(1,399)	$(37)	$(1,436)
Retirement	(157)	37	(120)

For the year ended December 31, 2007
Global Annuity — U.S. (formerly Retail)	$812	$(65)	$747
Retirement	61	65	126
Life is organized into six reporting segments, Global Annuity — U.S., Global Annuity — International, Retirement, Individual Life, Group Benefits and Institutional.
Global Annuity — U.S. offers individual variable, fixed market value adjusted (“MVA”), and single premium immediate annuities.
Global Annuity — International administers investments, retirement savings and other insurance and savings products to individuals and groups outside the United States. The Company’s Japan operation is the largest component of the Global Annuity — International segment.
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
Institutional, primarily offers institutional liability products, such as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals and stable value products. Institutional continues to service existing customers of its suspended businesses, which includes Leveraged PPLI, structured settlements and institutional annuities (primarily terminal funding cases).
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
Property & Casualty
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively, “Ongoing Operations”); and the Other Operations segment. For the three months ended June 30, 2010 and 2009, AARP members accounted for earned premiums of $716 and $709, respectively, in Personal Lines. For both the six months ended June 30, 2010 and 2009, AARP members accounted for earned premiums of $1.4 billion in Personal Lines.
Through inter-segment arrangements, Specialty Commercial reimburses Personal Lines, Small Commercial and Middle Market for losses incurred from uncollectible reinsurance and losses incurred under certain liability claims. Earned premiums assumed (ceded) under the inter-segment arrangements were as follows:

	Three Months Ended		Six Months Ended
Net assumed (ceded) earned premiums under	June 30,		June 30,
inter-segment arrangements	2010	2009	2010	2009
Personal Lines	$(2)	$(2)	$(3)	$(3)
Small Commercial	(4)	(6)	(10)	(12)
Middle Market	(2)	(5)	(7)	(11)
Specialty Commercial	8	13	20	26

Total	$—	$—	$—	$—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues by Product Line	2010	2009	2010	2009
Life
Earned premiums, fees, and other considerations
Global Annuity — U.S.
Variable annuity	$437	$314	$839	$728
Fixed MVA annuity [1]	1	1	4	—

Total Global Annuity — U.S.	438	315	843	728
Global Annuity — International
Variable annuity	191	183	389	351
Fixed MVA annuity	9	7	17	13
Other	3	8	7	16

Total Global Annuity — International	203	198	413	380
Retirement
401(k)	80	71	156	134
403(b)/457	9	9	20	19
Retail mutual funds	142	120	284	226
Other [2]	32	5	63	7

Total Retirement	263	205	523	386
Individual Life
Variable life	101	109	203	273
Universal life	104	97	209	194
Term / Other life	11	12	24	24

Total Individual Life	216	218	436	491
Group Benefits
Group disability	502	484	1,033	1,014
Group life and accident	514	529	1,026	1,072
Other	58	61	117	126

Total Group Benefits	1,074	1,074	2,176	2,212
Institutional
Institutional investment products	4	81	17	295
PPLI [3]	43	31	83	65

Total Institutional	47	112	100	360
Other	47	51	90	98

Total earned premiums, fees, and other considerations	2,288	2,173	4,581	4,655
Net investment income (loss)
Securities available-for-sale and other	807	739	1,551	1,428
Equity securities, trading	(2,649)	2,523	(1,948)	1,799

Total net investment income (loss)	(1,842)	3,262	(397)	3,227
Net realized capital gains (losses)	(25)	(329)	(261)	36

Total Life	$421	$5,106	$3,923	$7,918

[1]	Single premium immediate annuities were transferred from Institutional to Global Annuity — U.S. effective January 1, 2010.

[2]	Includes fee income earned on Insurance Product, Investment-Only and Canadian mutual funds and 529 college savings plan assets under management.

[3]	Includes Leveraged PPLI transferred from Life Other effective January 1, 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues by Product Line (continued)	2010	2009	2010	2009
Property & Casualty
Earned premiums
Ongoing Operations
Personal Lines
Automobile	$710	$711	$1,422	$1,415
Homeowners	284	274	567	549

Total Personal Lines	994	985	1,989	1,964
Small Commercial
Workers’ compensation	300	292	592	588
Package business	282	281	561	564
Automobile	66	70	132	143

Total Small Commercial	648	643	1,285	1,295
Middle Market
Workers’ compensation	202	218	414	431
Property	130	139	262	285
Automobile	64	74	129	151
Liability	91	107	183	219

Total Middle Market	487	538	988	1,086
Specialty Commercial
Workers’ compensation	71	66	142	131
Property	7	7	15	23
Automobile	21	21	43	43
Liability	44	52	91	110
Fidelity and surety	57	64	113	131
Professional liability	80	101	163	205

Total Specialty Commercial	280	311	567	643

Total Ongoing Operations	2,409	2,477	4,829	4,988
Other Operations	1	1	1	1

Total earned premiums	2,410	2,478	4,830	4,989
Other revenues [1]	120	120	238	238
Net investment income	340	280	649	505
Net realized capital gains (losses)	36	(78)	(4)	(401)

Total Property & Casualty	2,906	2,800	5,713	5,331
Corporate	9	(269)	19	(218)

Total revenues	$3,336	$7,637	$9,655	$13,031

[1]	Represents servicing revenue.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Income (Loss)	2010	2009	2010	2009
Life
Global Annuity — U.S.	$(107)	$188	$46	$(558)
Global Annuity — International	2	119	25	(174)
Retirement	37	(36)	57	(122)
Individual Life	95	16	111	(2)
Group Benefits	48	14	99	83
Institutional	(1)	(66)	(89)	(240)
Other	14	(59)	25	(69)

Total Life	88	176	274	(1,082)
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(73)	(10)	(19)	65
Small Commercial	62	74	145	161
Middle Market	(22)	56	(10)	125
Specialty Commercial	111	36	163	59

Total Ongoing Operations underwriting results	78	156	279	410
Net servicing income [1]	10	7	17	15
Net investment income	298	239	566	424
Net realized capital gains (losses)	16	(80)	(20)	(369)
Other expenses	(53)	(48)	(107)	(98)

Income before income taxes	349	274	735	382
Income tax expense	88	52	236	49

Ongoing Operations	261	222	499	333
Other Operations	(73)	(49)	(54)	(48)

Total Property & Casualty	188	173	445	285
Corporate	(200)	(364)	(324)	(427)

Net income (loss)	$76	$(15)	$395	$(1,224)

[1]	Net of expenses related to service business.

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

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and derivative securities, including futures and certain option contracts.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and six months ended June 30, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e. below-prime RMBS).

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

	June 30, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,012	$—	$2,464	$548
CDOs	2,824	—	46	2,778
CMBS	8,719	—	8,067	652
Corporate	38,834	—	30,018	8,816
Foreign government/government agencies	1,716	—	1,665	51
States, municipalities and political subdivisions (“Municipal”)	12,516	—	12,199	317
RMBS	4,772	—	3,306	1,466
U.S. Treasuries	4,739	1,410	3,329	—

Total fixed maturities, AFS	77,132	1,410	61,094	14,628
Equity securities, trading	30,183	2,101	28,082	—
Equity securities, AFS	1,103	301	722	80
Derivative assets
Credit derivatives	(30)	—	2	(32)
Equity derivatives	(1)	—	—	(1)
Foreign exchange derivatives	463	—	463	—
Interest rate derivatives	66	—	82	(16)
Other derivative contracts	35	—	—	35

Total derivative assets [1]	533	—	547	(14)
Short-term investments	8,731	1,853	6,878	—
Separate account assets [2]	139,472	103,518	35,017	937

Total assets accounted for at fair value on a recurring basis	$257,154	$109,183	$132,340	$15,631

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$2	$—	$—	$2
Equity linked notes	(7)	—	—	(7)

Total other policyholder funds and benefits payable	(5)	—	—	(5)
Derivative liabilities
Credit derivatives	(558)	—	(57)	(501)
Equity derivatives	1	—	—	1
Foreign exchange derivatives	(47)	—	(47)	—
Interest rate derivatives	(160)	—	(127)	(33)

Total derivative liabilities [3]	(764)	—	(231)	(533)
Other liabilities	(16)	—	—	(16)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(789)	$--	$(231)	$(558)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of June 30, 2010, $1.5 billion of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of June 30, 2010, excludes approximately $15 billion of investment sales receivable that are not subject to fair value accounting.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Available-for-Sale Securities, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2010 and December 31, 2009, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.

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
Valuation techniques and inputs for investments
Generally, the Company determines the estimated fair value of its AFS securities and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. For Level 1 investments, which are comprised of U.S. Treasuries, equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
For most of the Company’s debt securities, the following inputs are typically used in the Company’s pricing methods: reported trades, benchmark yields, bids, offers and/or estimated cash flows. For securities except U.S. Treasuries, inputs also include issuer spreads, which may utilize credit default swaps. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.

A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets.

•
ABS, CDOs, CMBS and RMBS — Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for RMBS, estimated prepayment rates.

•	Corporates - Primary inputs also include observations of equity and credit default swap curves related to the issuer.
•	Foreign government/government agencies - Primary inputs also include observations of equity and credit default swap curves related to the issuer and political events in emerging markets.
•	Municipals - Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.
•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.
•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.
•	Credit derivatives- Significant inputs primarily include the swap yield curve and credit curves.
•	Foreign exchange derivatives- Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.
•	Interest rate derivatives- Significant input is primarily the swap yield curve.

Level 3
Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. Certain long-dated securities are priced based on third party pricing services, including municipal securities and foreign government/government agencies, as well as bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

•	Credit derivatives- Significant unobservable inputs may include credit correlation and swap yield curve and credit curve extrapolation beyond observable limits.
•	Equity derivatives — Significant unobservable inputs may include equity volatility.
•	Interest rate contracts — Significant unobservable inputs may include swap yield curve extrapolation beyond observable limits and interest rate volatility.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll forwards for the three and six months ending June 30, 2010 and 2009, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended June 30, 2010

								Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,			Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	net income related to
	March 31,	Net		and	in to	out of	June 30,	financial instruments still
Asset (Liability)	2010	income [1]	OCI [2]	settlements	Level 3 [3]	Level 3 [3]	2010	held at June 30, 2010 [1]
Assets
Fixed maturities, AFS
ABS	$533	$(3)	$15	$(13)	$28	$(12)	$548	$(4)
CDO	2,749	(22)	105	(48)	11	(17)	2,778	(28)
CMBS	442	(42)	189	(17)	139	(59)	652	(39)
Corporate	8,612	6	103	61	174	(140)	8,816	2
Foreign govt./govt. agencies	59	—	—	(2)	—	(6)	51	—
Municipal	322	—	16	(21)	—	—	317	—
RMBS	1,174	(21)	75	238	—	—	1,466	(16)

Total fixed maturities, AFS	13,891	(82)	503	198	352	(234)	14,628	(85)
Equity securities, AFS	65	(1)	2	8	6	—	80	(4)
Freestanding derivatives
Credit derivatives	(491)	(47)	—	5	—	—	(533)	(47)
Equity derivatives	(1)	1	—	—	—	—	—	1
Interest rate derivatives	(6)	1	—	(44)	—	—	(49)	(20)
Other derivative contracts	35	—	—	—	—	—	35	—

Total freestanding derivatives [4]	(463)	(45)	—	(39)	—	—	(547)	(66)
Separate accounts [5]	955	(2)	—	5	(2)	(19)	937	9

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(7)	$9	$—	$—	$—	$—	$2	$9
Equity linked notes	(9)	2	—	—	—	—	(7)	2

Total other policyholder funds and benefits payable	(16)	11	—	—	—	—	(5)	11
Other liabilities	(22)	6	—	—	—	—	(16)	—
Consumer notes	(5)	1	—	—	—	—	(4)	1

[1]
All amounts in these columns are reported in net realized capital gains (losses) except for less than $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of deferred policy acquisition costs and present value of future profits (“DAC”).

[2]	OCI refers to “Other comprehensive income” in the Condensed Consolidated Statement of Comprehensive Income. All amounts are before income taxes and amortization of DAC.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to changes in the availability of market observable information and re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2010

								Changes in unrealized
	Fair value	Total realized/unrealized		Purchases,			Fair value	gains (losses) included in
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	net income related to
	January 1,	Net		and	in to	out of	June 30,	financial instruments still
Asset (Liability)	2010	income [1]	OCI [2]	settlements	Level 3 [3]	Level 3 [3]	2010	held at June 30, 2010 [1]
Assets
Fixed maturities, AFS
ABS	$580	$(3)	$43	$(23)	$28	$(77)	$548	$(4)
CDO	2,835	(85)	320	(67)	27	(252)	2,778	(91)
CMBS	307	(114)	275	(23)	266	(59)	652	(110)
Corporate	8,027	8	232	277	510	(238)	8,816	2
Foreign govt./govt. agencies	93	—	2	(8)	6	(42)	51	—
Municipal	262	—	34	25	—	(4)	317	—
RMBS	1,153	(34)	164	206	—	(23)	1,466	(29)

Total fixed maturities, AFS	13,257	(228)	1,070	387	837	(695)	14,628	(232)
Equity securities, AFS	58	(2)	9	9	6	—	80	(5)
Freestanding derivatives
Credit derivatives	(228)	(20)	—	5	(290)	—	(533)	(20)
Equity derivatives	(2)	2	—	—	—	—	—	2
Interest rate derivatives	5	1	—	(44)	—	(11)	(49)	(20)
Other derivative contracts	36	(1)	—	—	—	—	35	(1)

Total freestanding derivatives [4]	(189)	(18)	—	(39)	(290)	(11)	(547)	(39)
Separate accounts [5]	962	16	—	82	4	(127)	937	13

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(2)	$4	$—	$—	$—	$—	$2	$4
Equity linked notes	(10)	3	—	—	—	—	(7)	3

Total other policyholder funds and benefits payable	(12)	7	—	—	—	—	(5)	7
Other liabilities	—	(5)	—	—	(11)	—	(16)	—
Consumer notes	(5)	1	—	—	—	—	(4)	1

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

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	March 31,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1]	OCI [2]	settlements	of Level 3 [3]	June 30, 2009	June 30, 2009 [1]
Assets
Fixed maturities, AFS
ABS	$544	$(7)	$75	$(29)	$(81)	$502	$(8)
CDO	2,422	(73)	246	(33)	—	2,562	(94)
CMBS	188	(35)	47	(4)	2	198	(26)
Corporate	6,597	6	427	(36)	(464)	6,530	(26)
Foreign govt./govt. agencies	65	—	4	(1)	—	68	—
Municipal	180	—	—	(13)	47	214	—
RMBS	1,278	(51)	(34)	157	3	1,353	(85)

Total fixed maturities, AFS	11,274	(160)	765	41	(493)	11,427	(239)
Equity securities, AFS	510	—	74	2	(358)	228	—
Freestanding derivatives [4]	(380)	85	(5)	21	(3)	(282)	91
Separate accounts [5]	639	—	—	23	11	673	12

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(25)	$27	$—	$—	$—	$2	$27
Equity linked notes	(5)	(1)	—	—	—	(6)	(1)

Total other policyholder funds and benefits payable	(30)	26	—	—	—	(4)	26
Consumer notes	(4)	—	—	—	—	(4)	—

[1]
All amounts in these columns are reported in net realized capital gains/losses except for $1 for the three months ended June 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization DAC.

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

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1]	OCI [2]	settlements	of Level 3 [3]	June 30, 2009	June 30, 2009 [1]
Assets
Fixed maturities, AFS
ABS	$536	$(9)	$36	$1	$(62)	$502	$(8)
CDO	2,612	(95)	98	(53)	—	2,562	(94)
CMBS	341	(48)	28	(8)	(115)	198	(26)
Corporate	6,396	(60)	407	198	(411)	6,530	(26)
Foreign govt./govt. agencies	100	—	(2)	(10)	(20)	68	—
Municipal	163	—	(7)	(13)	71	214	—
RMBS	1,662	(169)	(244)	101	3	1,353	(85)

Total fixed maturities, AFS	11,810	(381)	316	216	(534)	11,427	(239)
Equity securities, AFS	541	(1)	(1)	(2)	(309)	228	—
Freestanding derivatives [4]	(281)	(5)	(10)	20	(6)	(282)	9
Separate accounts [5]	786	(122)	—	110	(101)	673	(73)

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(41)	$43	$—	$—	$—	$2	$43
Equity linked notes	(8)	2	—	—	—	(6)	2

Total other policyholder funds and benefits payable	(49)	45	—	—	—	(4)	45
Other derivative liabilities [6]	(163)	70	—	93	—	—	—
Consumer notes	(5)	1	—	—	—	(4)	1

[1]
All amounts in these columns are reported in net realized capital gains (losses) except for $2 for the six months ended June 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Fair Value Option
The Company elected the fair value option for one of its consolidated VIEs in order to employ a consistent accounting model for the VIE’s assets and liabilities. The fair value option requires the VIE’s assets and liabilities to be reported in the Company’s Condensed Consolidated Balance Sheets at fair value with the changes in fair value reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations. The VIE is an investment vehicle that holds high quality investments, derivative instruments that references third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company’s own credit risk.
The following table presents the gains and losses recorded for those assets and liabilities accounted for using the fair value option:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Assets
Fixed maturities
ABS	$1	$2
Corporate	(4)	(4)
Other liabilities
Credit-linked notes	6	(5)

Total realized capital gains (losses)	$3	$(7)

Included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010, are high quality investments of $328 in fixed maturities, and other liabilities comprised of derivative instruments of $293 and notes at fair value of $16 with an outstanding principal balance of $243. Electing the fair value option resulted in lowering other liabilities with an offsetting impact to the cumulative effect adjustment to retained earnings of $232, representing the difference between the fair value and outstanding principal of the notes as of January 1, 2010.
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,182	$2,342	$2,174	$2,321
Mortgage loans	4,673	4,499	5,938	5,091

Liabilities
Other policyholder funds and benefits payable [1]	$11,532	$11,771	$12,330	$12,513
Senior notes [2]	4,879	4,906	4,054	4,037
Junior subordinated debentures [2]	1,721	2,225	1,717	2,338
Consumer notes [3]	448	466	1,131	1,194

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
As of June 30, 2010 and December 31, 2009, included in other liabilities in the Condensed Consolidated Balance Sheets are carrying amounts of $248 and $273, respectively, for deposits and $60 and $78, respectively, for Federal Home Loan Bank advances related to Federal Trust Corporation. These carrying amounts approximate fair value.
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

•	Fair values for other policyholder funds and benefits payable, not carried at fair value, are determined by estimating future cash flows, discounted at the current market rate.
•	Fair values for senior notes and junior subordinated debentures are based primarily on market quotations from independent third-party pricing services.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits
These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments related to variable annuity product guaranteed living benefits and the related variable annuity hedging program and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following tables present assets and (liabilities) related to the guaranteed living benefits program carried at fair value by hierarchy level.

	June 30, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$870	$—	$(48)	$918
Macro hedge program	833	4	187	642
Reinsurance recoverable for U.S. GMWB	550	—	—	550

Total assets accounted for at fair value on a recurring basis	$2,253	$4	$139	$2,110

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(3,148)	$—	$—	$(3,148)
International guaranteed withdrawal benefits	(72)	—	—	(72)
International other guaranteed living benefits	(1)	—	—	(1)
Variable annuity hedging derivatives	(33)	—	(43)	10
Macro hedge program	20	(1)	—	21

Total liabilities accounted for at fair value on a recurring basis	$(3,234)	$(1)	$(43)	$(3,190)

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$9	$—	$—	$9
Macro hedge program	203	8	16	179
Reinsurance recoverable for U.S. GMWB	347	—	—	347

Total assets accounted for at fair value on a recurring basis	$559	$8	$16	$535

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,957)	$—	$—	$(1,957)
International guaranteed withdrawal benefits	(45)	—	—	(45)
International other guaranteed living benefits	2	—	—	2
Variable annuity hedging derivatives	43	—	(184)	227
Macro hedge program	115	(2)	6	111

Total liabilities accounted for at fair value on a recurring basis	$(1,842)	$(2)	$(178)	$(1,662)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
Product Derivatives
The Company currently offers certain variable annuity products with GMWB riders in the U.S., and formerly offered such products in the U.K. and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the expected fees to be collected over the expected life of the contract from the contract holder equal to the present value of future GMWB claims (the “Attributed Fees”). The excess of fees collected from the contract holder in the current period over the current period’s Attributed Fees are associated with the host variable annuity contract and reported in fee income.
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
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires subjectivity by the Company in determining their value.
Best Estimate Claim Payments
The Best Estimate Claim Payments is calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process is used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables — including expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and assumptions about policyholder behavior which emerge over time.
At each valuation date, the Company assumes expected returns based on:
•	risk-free rates as represented by the Eurodollar futures, LIBOR deposits and swap rates to derive forward curve rates;
•	market implied volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data;
•	correlations of historical returns across underlying well known market indices based on actual observed returns over the ten years preceding the valuation date; and
•	three years of history for fund indexes compared to separate account fund regression.

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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates and equity indices. On a weekly basis, the blend of implied equity index volatilities is updated. The Company continually monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains of $22 and $11, for the three months ended June 30, 2010 and 2009, respectively, and $29 and $233 for the six months ended June 30, 2010 and 2009, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total pre-tax realized gain of $0 and $118 for the three months ended June 30, 2010 and 2009, respectively and $0 and $432 for the six months ended June 30, 2010 and 2009, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $15 and $239, for the three months ended June 30, 2010 and 2009, respectively, and $42 and $391 for the six months ended June 30, 2010 and 2009, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide fair value roll forwards for the three and six months ended June 30, 2010 and 2009, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the three months ended June 30, 2010

								Changes in unrealized
								gains (losses) included
	Fair value	Total realized/unrealized		Purchases,			Fair value	in net income related to
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	financial instruments
	March 31,	Net income		and	in to	out of	June 30,	still held at
Asset (liability)	2010	[1] [2] [6]	OCI [2]	settlements [3]	Level 3	Level 3	2010	June 30, 2010 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(166)	$208	$—	$(133)	$—	$—	$(91)	[4]
Level 3	311	617	—	—	—	—	928	$617

Total variable annuity hedging derivatives	145	825	—	(133)	—	—	837
Reinsurance recoverable for GMWB	295	246	—	9	—	—	550	246
U.S. guaranteed withdrawal benefits — Level 3	(1,655)	(1,458)	—	(35)	—	—	(3,148)	(1,458)
International guaranteed withdrawal benefits — Level 3	(31)	(39)	(1)	(1)	—	—	(72)	(39)

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(1,246)	(426)	(1)	(160)	—	—	(1,833)

Macro hedge program [5]
Levels 1 and 2	54	117	—	19	—	—	190	[4]
Level 3	151	280	—	232	—	—	663	300

Total macro hedge program	205	397	—	251	—	—	853

International other guaranteed living benefits — Level 3	4	(5)	—	—	—	—	(1)	(5)

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

[3]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the six months ended June 30, 2010

								Changes in unrealized
								gains (losses) included
	Fair value	Total realized/unrealized		Purchases,			Fair value	in net income related to
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	to financial instruments
	January 1,	Net income		And	in to	out of	June 30,	still held at
Asset (liability)	2010	[1] [2] [6]	OCI [2]	Settlements [3]	Level 3	Level 3	2010	June 30, 2010 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(184)	$123	$—	$(30)	$—	$—	$(91)	[4]
Level 3	236	539	—	153	—	—	928	$502

Total variable annuity hedging derivatives	52	662	—	123	—	—	837
Reinsurance recoverable for GMWB	347	185	—	18	—	—	550	185
U.S. guaranteed withdrawal benefits — Level 3	(1,957)	(1,120)	—	(71)	—	—	(3,148)	(1,120)
International guaranteed withdrawal benefits — Level 3	(45)	(24)	—	(3)	—	—	(72)	(24)

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(1,603)	(297)	—	67	—	—	(1,833)

Macro hedge program [5]
Levels 1 and 2	28	92	—	70	—	—	190	[4]
Level 3	290	141	—	232	—	—	663	161

Total macro hedge program	318	233	—	302	—	—	853

International other guaranteed living benefits — Level 3	2	(2)	—	(1)	—	—	(1)	(2)

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

[3]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the three months ended June 30, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,		Fair value	included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	as of	related to financial
	March 31,	Net income		and	and/or (out)	June 30,	instruments still held at
Asset (Liability)	2009	[1] [2] [6]	OCI [2]	settlements [3]	of Level 3	2009	June 30, 2009 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(57)	$(503)	$—	$393	$—	$(167)	[4]
Level 3	2,379	(1,015)	—	(342)	—	1,022	$(947)

Total variable annuity hedging derivatives	2,322	(1,518)	—	51	—	855
Reinsurance recoverable for GMWB	1,058	(433)	—	7	—	632	(433)
U.S. guaranteed withdrawal benefits — Level 3	(5,829)	2,572	—	(32)	—	(3,289)	2,573
International guaranteed withdrawal benefits — Level 3	(98)	50	(7)	(2)	—	(57)	52

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(2,547)	671	(7)	24	—	(1,859)

Macro hedge program [5]
Levels 1 and 2	24	(382)	—	386	—	28	[4]
Level 3	173	(186)	—	126	—	113	(186)

Total macro hedge program	197	(568)	—	512	—	141

International other guaranteed living benefits — Level 3	(3)	6	—	(1)	—	2	3

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

[3]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the six months ended June 30, 2009

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,		Fair value	included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	as of	related to financial
	January 1,	Net income		and	and/or (out)	June 30,	instruments still held at
Asset (Liability)	2009	[1] [2] [6]	OCI [2]	settlements [3]	of Level 3	2009	June 30, 2009 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$27	$(514)	$—	$320	$—	$(167)	[4]
Level 3	2,637	(886)	—	(729)	—	1,022	$(835)

Total variable annuity hedging derivatives	2,664	(1,400)	—	(409)	—	855
Reinsurance recoverable for GMWB	1,302	(685)	—	15	—	632	(685)
U.S. guaranteed withdrawal benefits — Level 3	(6,526)	3,300	—	(63)	—	(3,289)	3,301
International guaranteed withdrawal benefits — Level 3	(94)	45	(3)	(5)	—	(57)	47

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(2,654)	1,260	(3)	(462)	—	(1,859)

Macro hedge program [5]
Levels 1 and 2	—	(157)	—	185	—	28	[4]
Level 3	137	(207)	—	183	—	113	(207)

Total macro hedge program	137	(364)	—	368	—	141

International other guaranteed living benefits — Level 3	—	4	—	(2)	—	2	1

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

[3]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. For GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009 [1]	2010	2009 [1]
OTTI losses recognized in OCI	$(184)	$(248)	$(372)	$(248)
Changes in fair value and/or sales	223	99	477	99
Tax and deferred acquisition costs	(18)	24	(52)	24

Change in non-credit impairments recognized in OCI	$21	$(125)	$53	$(125)

[1]	The Company adopted the other-than-temporary impairment guidance as of April 1, 2009.
The Company evaluates whether a credit impairment exists for debt securities by considering primarily the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, loan-to-value ratios and the possibility of obligor re-financing. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2010	2009	2010	2009
Gross gains on sales	$343	$157	$475	$365
Gross losses on sales	(94)	(189)	(205)	(909)
Net OTTI losses recognized in earnings	(108)	(314)	(260)	(538)
Valuation allowances on mortgage loans	(40)	(78)	(152)	(153)
Japanese fixed annuity contract hedges, net [1]	27	(6)	11	35
Periodic net coupon settlements on credit derivatives/Japan	(4)	(13)	(11)	(32)
Results of variable annuity hedge program
GMWB derivatives, net	(426)	671	(297)	1,260
Macro hedge program	397	(568)	233	(364)

Total results of variable annuity hedge program	(29)	103	(64)	896
Other, net [2]	(84)	(341)	(59)	(261)

Net realized capital gains (losses)	$11	$(681)	$(265)	$(597)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives, and other investment gains and losses.
Net realized capital gains (losses) from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains (losses) previously reported as unrealized gains (losses) in AOCI were $141 and $10 for the three and six months ended June 30, 2010, respectively, and ($346) and ($1.1) billion for the three and six months ended June 30, 2009, respectively. Proceeds from sales of AFS securities totaled $16.0 billion and $22.1 billion, respectively, for the three and six months ended June 30, 2010, and $8.4 billion and $28.1 billion, respectively, for the three and six months ended June 30, 2009.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held. The Company adopted the impairment guidance as of April 1, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010
Balance as of beginning of period	$(2,341)	$(1,320)	$(2,200)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(52)	(212)	(164)
Securities previously impaired	(52)	(49)	(91)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	151	—	154
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	3	—
Securities due to an increase in expected cash flows	13	—	20

Balance as of end of period	$(2,281)	$(1,578)	$(2,281)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Available-for-Sale Securities

	June 30, 2010					December 31, 2009
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,403	$58	$(449)	$3,012	$(35)	$3,040	$36	$(553)	$2,523	$(48)
CDOs	3,689	43	(908)	2,824	(144)	4,054	27	(1,189)	2,892	(174)
CMBS	9,786	222	(1,289)	8,719	(3)	10,736	114	(2,306)	8,544	(6)
Corporate	37,557	2,329	(1,052)	38,834	(15)	35,318	1,368	(1,443)	35,243	(23)
Foreign govt./govt. agencies	1,671	69	(24)	1,716	—	1,376	52	(20)	1,408	—
Municipal	12,401	344	(229)	12,516	1	12,125	318	(378)	12,065	(3)
RMBS	5,201	157	(586)	4,772	(138)	5,512	104	(769)	4,847	(185)
U.S. Treasuries	4,821	27	(109)	4,739	—	3,854	14	(237)	3,631	—

Total fixed maturities	78,529	3,249	(4,646)	77,132	(334)	76,015	2,033	(6,895)	71,153	(439)
Equity securities	1,244	63	(204)	1,103	—	1,333	80	(192)	1,221	—

Total AFS securities	$79,773	$3,312	$(4,850)	$78,235	$(334)	$77,348	$2,113	$(7,087)	$72,374	$(439)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2010 and December 31, 2009.

	June 30, 2010
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,823	$1,852
Over one year through five years	16,475	17,061
Over five years through ten years	14,377	15,026
Over ten years	23,775	23,866

Subtotal	56,450	57,805
Mortgage-backed and asset-backed securities	22,079	19,327

Total	$78,529	$77,132

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

	June 30, 2010
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$391	$366	$(25)	$1,515	$1,091	$(424)	$1,906	$1,457	$(449)
CDOs	434	390	(44)	3,216	2,352	(864)	3,650	2,742	(908)
CMBS	558	536	(22)	5,447	4,180	(1,267)	6,005	4,716	(1,289)
Corporate	2,693	2,541	(152)	5,882	4,982	(900)	8,575	7,523	(1,052)
Foreign govt./govt. agencies	260	244	(16)	52	44	(8)	312	288	(24)
Municipal	1,847	1,818	(29)	2,001	1,801	(200)	3,848	3,619	(229)
RMBS	112	90	(22)	1,854	1,290	(564)	1,966	1,380	(586)
U.S. Treasuries	1,437	1,436	(1)	596	488	(108)	2,033	1,924	(109)

Total fixed maturities	7,732	7,421	(311)	20,563	16,228	(4,335)	28,295	23,649	(4,646)
Equity securities	116	108	(8)	810	614	(196)	926	722	(204)

Total securities in an unrealized loss	$7,848	$7,529	$(319)	$21,373	$16,842	$(4,531)	$29,221	$24,371	$(4,850)

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

As of June 30, 2010, AFS securities in an unrealized loss position, comprised of 3,155 securities, primarily related to CMBS, corporate securities primarily within the financial services sector and CDOs which have experienced significant price deterioration. As of June 30, 2010, 72% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to declining interest rates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	June 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$375	$(23)	$352	$604	$(8)	$596
Commercial	4,449	(317)	4,132	5,492	(358)	5,134
Residential	189	—	189	208	—	208

Total mortgage loans	$5,013	$(340)	$4,673	$6,304	$(366)	$5,938

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Included in the table above, are mortgage loans held for sale with a carrying value and valuation allowance of $226 and $42, respectively, as of June 30, 2010 and $209 and $98, respectively, as of December 31, 2009. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010. The following table presents the activity within the Company’s valuation allowance for mortgage loans.

	2010	2009
Balance as of January 1	$(366)	$(26)
Additions	(152)	(153)
Deductions	178	16

Balance as of June 30	$(340)	$(163)

Mortgage Loans by Region
	June 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$112	2.4%	$125	2.1%
Middle Atlantic	393	8.4%	689	11.6%
Mountain	132	2.8%	138	2.3%
New England	414	8.9%	449	7.6%
Pacific	1,176	25.2%	1,377	23.2%
South Atlantic	1,178	25.2%	1,213	20.4%
West North Central	40	0.9%	51	0.9%
West South Central	243	5.2%	297	5.0%
Other [1]	985	21.0%	1,599	26.9%

Total mortgage loans	$4,673	100.0%	$5,938	100.0%

[1]	Primarily represents multi-regional properties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	June 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Agricultural	$352	7.5%	$596	10.0%
Industrial	1,062	22.7%	1,068	18.0%
Lodging	207	4.4%	421	7.1%
Multifamily	811	17.4%	835	14.1%
Office	1,066	22.8%	1,727	29.1%
Residential	189	4.0%	208	3.5%
Retail	625	13.4%	712	12.0%
Other	361	7.8%	371	6.2%

Total mortgage loans	$4,673	100.0%	$5,938	100.0%

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
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in 2010 and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. See Note 1 for further information on the adoption.

	June 30, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities	to Loss [2]
CDOs [3]	$824	$421	$384	$226	$32	$196
Limited partnerships	22	1	21	31	1	30
Other investments [3]	18	4	11	111	20	87

Total	$864	$426	$416	$368	$53	$313

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund’s securities as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts. Since December 31, 2009, the Company has received a paydown from this investment trust.

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

	June 30, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CDOs [1]	$—	$—	$—	$262	$—	$273
Other [2]	35	34	4	36	36	5

Total	$35	$34	$4	$298	$36	$278

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.

[2]	Maximum exposure to loss represents issuance costs that were incurred to establish a contingent capital facility.
Other represents the Company’s variable interest in a contingent capital facility (“facility”), which has been held for less than four years. For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses.
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

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
Forward rate agreements
Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. As of June 30, 2010, the Company does not have any forward rate agreements.
Foreign currency swaps
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.
Fair value hedges
Interest rate swaps
Interest rate swaps are used to hedge the changes in fair value of certain fixed rate liabilities and fixed maturity securities due to fluctuations in interest rates.
Foreign currency swaps
Foreign currency swaps are used to hedge the changes in fair value of certain foreign currency-denominated fixed rate liabilities due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2010 and December 31, 2009, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion and $7.3 billion, respectively.
Foreign currency swaps, forwards and options
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures to U.S. dollars in certain of its foreign currency-denominated fixed maturity investments. The Company also enters into foreign currency forward contracts and options that convert U.S. dollars and Euros to Yen in order to economically hedge portions of the foreign currency risk associated with certain Japanese variable annuity products.

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
GMWB product derivatives
The Company offers certain variable annuity products with a GMWB rider in the U.S. and formerly in the U.K. and Japan. The GMWB is a bifurcated embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB.

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
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure associated with the portion of the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Customized swaps	$9,448	$10,838	$483	$234
Equity swaps, options, and futures	3,701	2,994	445	9
Interest rate swaps and futures	2,621	1,735	(91)	(191)

Total	$15,770	$15,567	$837	$52

Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Equity options and futures	$11,358	$25,373	$666	$296
Long currency options	4,938	1,000	256	22
Short currency options	5,934	1,075	(69)	—

Total	$22,230	$27,448	$853	$318

GMAB product derivatives
The GMAB rider associated with certain of the Company’s Japanese variable annuity products is accounted for as a bifurcated embedded derivative. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the embedded derivative is the Yen denominated GRB converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2010	2009	2010	2009	2010	2009	2010	2009
Cash flow hedges
Interest rate swaps	$10,407	$11,170	$327	$123	$333	$294	$(6)	$(171)
Forward rate agreements	—	6,355	—	—	—	—	—	—
Foreign currency swaps	346	381	13	(3)	39	30	(26)	(33)

Total cash flow hedges	10,753	17,906	340	120	372	324	(32)	(204)

Fair value hedges
Interest rate swaps	1,043	1,745	(66)	(21)	1	16	(67)	(37)
Foreign currency swaps	696	696	(49)	(9)	44	53	(93)	(62)

Total fair value hedges	1,739	2,441	(115)	(30)	45	69	(160)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	8,096	8,355	(355)	(84)	316	250	(671)	(334)
Foreign exchange contracts
Foreign currency swaps and forwards	643	1,296	44	(21)	50	14	(6)	(35)
Japan 3Win related foreign currency swaps	2,514	2,514	(10)	(19)	21	35	(31)	(54)
Japanese fixed annuity hedging instruments	2,201	2,271	418	316	418	319	—	(3)
Credit contracts
Credit derivatives that purchase credit protection	2,953	2,606	45	(50)	79	45	(34)	(95)
Credit derivatives that assume credit risk [1]	1,699	1,158	(552)	(240)	3	2	(555)	(242)
Credit derivatives in offsetting positions	6,506	6,176	(82)	(71)	162	185	(244)	(256)
Equity contracts
Equity index swaps, options, and futures	195	220	(11)	(16)	3	3	(14)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	45,228	47,329	(3,220)	(2,002)	—	—	(3,220)	(2,002)
GMWB reinsurance contracts	9,517	10,301	550	347	550	347	—	—
GMWB hedging instruments	15,770	15,567	837	52	969	264	(132)	(212)
Macro hedge program	22,230	27,448	853	318	923	558	(70)	(240)
Other
GMAB product derivatives [2]	230	226	(1)	2	—	2	(1)	—
Contingent capital facility put option	500	500	35	36	35	36	—	—

Total non-qualifying strategies	118,282	125,967	(1,449)	(1,432)	3,529	2,060	(4,978)	(3,492)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$130,774	$146,314	$(1,224)	$(1,342)	$3,946	$2,453	$(5,170)	$(3,795)

Balance Sheet Location
Fixed maturities, available-for-sale	$242	$269	$(1)	$(8)	$—	$—	$(1)	$(8)
Other investments	54,875	24,006	2,236	390	2,940	492	(704)	(102)
Other liabilities	20,584	64,061	(777)	(56)	456	1,612	(1,233)	(1,668)
Consumer notes	39	64	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	9,517	10,301	550	347	550	347	—	—
Other policyholder funds and benefits payable	45,517	47,613	(3,228)	(2,010)	—	2	(3,228)	(2,012)

Total derivatives	$130,774	$146,314	$(1,224)	$(1,342)	$3,946	$2,453	$(5,170)	$(3,795)

[1]	The derivative instruments related to these strategies are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•
The notional amount related to the macro hedge program declined $5.2 billion primarily due to the expiration of certain equity index options during January of 2010 offset by the extension of the macro hedge program to 2011.

•	The GMWB product derivative notional declined $2.1 billion primarily as a result of policyholder lapses and withdrawals.
Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily related to the following:
•	The increase in fair value of the macro hedge program is primarily due to lower equity market valuation, appreciation of the Japanese yen, and purchases made in the first half of the year.
•	The decrease in the net fair value of GMWB product, reinsurance, and hedging derivatives was primarily due to higher implied market volatility and the general decrease in long-term interest rates.
•
The fair value related to credit derivatives that assume credit risk primarily decreased as a result of the Company adopting new accounting guidance related to the consolidation of VIEs; see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $353 and a fair value of $(293) as of June 30, 2010. These swaps reference a standard market basket of corporate issuers.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
						Gain (Loss) Recognized in
		Gain (Loss) Recognized in OCI				Income on Derivative
		on Derivative (Effective Portion)				(Ineffective Portion)
		Three Months		Six Months		Three Months		Six Months
		Ended		Ended		Ended		Ended
		June 30,		June 30,		June 30,		June 30,
		2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$260	$(381)	$360	$(466)	$4	$(2)	$3	$(3)
Foreign currency swaps	Net realized capital gains (losses)	6	(154)	15	(139)	—	25	—	39

Total		$266	$(535)	$375	$(605)	$4	$23	$3	$36

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income
		(Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2010	2009	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$4	$1	$4	$10
Interest rate swaps	Net investment income (loss)	22	11	34	20
Foreign currency swaps	Net realized capital gains (losses)	(11)	(53)	(16)	(71)
Foreign currency swaps	Net investment income (loss)	—	1	—	2

Total		$15	$(40)	$22	$(39)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the six months ended June 30, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $58. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.
During the three and six months ended June 30, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and six months ended June 30, 2009, the Company had $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(40)	$37	$49	$(45)	$(52)	$47	$66	$(62)
Benefits, losses and loss adjustment expenses	(7)	8	(26)	27	(2)	3	(42)	44
Foreign currency swaps
Net realized capital gains (losses)	(11)	11	63	(63)	(40)	40	47	(47)
Benefits, losses and loss adjustment expenses	—	—	(5)	5	(1)	1	—	—

Total	$(58)	$56	$81	$(76)	$(95)	$91	$71	$(65)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(5)	$5	$(5)	$20
Foreign exchange contracts
Foreign currency swaps, forwards, and swaptions	55	(40)	74	(41)
Japan 3Win hedging derivatives [1]	65	119	9	(110)
Japanese fixed annuity hedging instruments [2]	160	50	141	(118)
Credit contracts
Credit derivatives that purchase credit protection	38	(279)	38	(390)
Credit derivatives that assume credit risk	(50)	157	(13)	77
Equity contracts
Equity index swaps, options, and futures	4	(2)	5	(5)
Warrants	—	—	—	70
Variable annuity hedge program
GMWB product derivatives	(1,497)	2,622	(1,144)	3,345
GMWB reinsurance contracts	246	(433)	185	(685)
GMWB hedging instruments	825	(1,518)	662	(1,400)
Macro hedge program	397	(568)	233	(364)
Other
GMAB product derivatives	(5)	6	(2)	4
Contingent capital facility put option	(1)	(1)	(2)	(5)

Total	$232	$118	$181	$398

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(103) and $(44) for the three months ended June 30, 2010 and 2009, respectively and $(96) and $140 for the six months ended June 30, 2010 and 2009, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(126) and $(54) for the three months ended June 30, 2010 and 2009, respectively, and $(119) and $151 for the six months ended June 30, 2010 and 2009, respectively.

For the three and six months ended June 30, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net gain associated with the macro hedge program is primarily due to lower equity market valuation and appreciation of the Japanese yen.
•	The net gain on the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen and the increased demand for the U.S. dollar.
•
The net gain for the three months ended June 30, 2010, related to the Japan 3 Win hedging derivatives is primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in long-term interest rates.

•	The loss on the net GMWB product, reinsurance, and hedging derivatives is primarily driven by higher implied market volatility and the general decrease in long-term interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three and six months ended June 30, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•
The gain on the net GMWB product, reinsurance, and hedging derivatives was primarily due to market-based valuation changes, including a decrease in equity volatility levels and an increase in interest rates, as well as policyholder behavior and liability model assumption updates. For further discussion on liability model assumption updates, refer to Note 4a.

•
The net gain on the Japanese fixed annuity and Japan 3Win hedging instruments for the three months ended June 30, 2009 was primarily due to weakening of the U.S. dollar against the Japanese yen and an increase in U.S. interest rates. The net loss for the six months ended June 30, 2009 was primarily due to the Japanese yen weakening against the U.S. dollar.

•	The net loss on the macro hedge program was primarily the result of an increase in the equity markets and the impact of trading activity.
•
The loss on credit derivatives that purchase credit protection and the net gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spreads tightening.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2010 and December 31, 2009.

As of June 30, 2010
			Weighted	Underlying Referenced Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,486	$(27)	4 years	Corporate Credit/ Foreign Gov.	A+	$1,415	$(38)
Below investment grade risk exposure	161	(8)	3 years	Corporate Credit	BB-	120	(10)
Basket credit default swaps [4]
Investment grade risk exposure	1,493	(3)	4 years	Corporate Credit	BBB+	1,168	1
Investment grade risk exposure	525	(118)	7 years	CMBS Credit	A-	525	118
Below investment grade risk exposure	1,227	(549)	4 years	Corporate Credit	BBB	25	1
Credit linked notes
Investment grade risk exposure	60	59	2 years	Corporate Credit	BBB	—	—

Total	$4,952	$(646)				$3,253	$72

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of December 31, 2009
				Underlying Referenced
			Weighted	Credit Obligation(s) [1])
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,226	$4	4 years	Corporate Credit/ Foreign Gov.	AA-	$1,201	$(59)
Below investment grade risk exposure	156	(4)	3 years	Corporate Credit	B+	85	(12)
Basket credit default swaps [4]
Investment grade risk exposure	2,052	(54)	4 years	Corporate Credit	BBB+	1,277	(21)
Investment grade risk exposure	525	(141)	7 years	CMBS Credit	A	525	141
Below investment grade risk exposure	200	(157)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	87	83	2 years	Corporate Credit	BBB+	—	—

Total	$4,246	$(269)				$3,088	$49

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

[4]
Includes $2.6 billion and $2.5 billion as of June 30, 2010 and December 31, 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $678 and $325 as of June 30, 2010 and December 31, 2009, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Life
Changes in deferred policy acquisition costs and present value of future profits are as follows:

	2010	2009
Balance, January 1	$9,423	$11,988
Deferred Costs	317	418
Amortization — DAC	(436)	(824)
Amortization — Unlock, pre-tax [1], [2]	(137)	(1,068)
Adjustments to unrealized gains and losses on securities available-for-sale and other [3]	(828)	192
Effect of currency translation	82	(99)
Effect of new accounting guidance for investments other-than-temporarily impaired [4]	¯	(78)

Balance, June 30	$8,421	$10,529

[1]
The most significant contributor to the Unlock charge recorded during the six months ended June 30, 2010 was actual separate account returns from January 1, 2010 to June 30, 2010 being below the Company’s aggregated estimated return.

[2]
The most significant contributor to the Unlock amounts recorded during the six months ended June 30, 2009 was actual separate account returns from the period ending October 1, 2008 to June 30, 2009 being significantly below the Company’s aggregated estimated return.

[3]	The 2010 adjustment reflects the effect of declining interest rates, resulting in unrealized gains on securities.

[4]
The effect of adopting new accounting guidance for investments other-than-temporarily impaired resulted in an increase to retained earnings and as a result a DAC charge of $78. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of new accounting guidance for investments other-than-temporarily impaired.

Property & Casualty
Changes in deferred policy acquisition costs are as follows:

	2010	2009
Balance, January 1	$1,263	$1,260
Deferred costs	1,021	1,032
Amortization — DAC	(1,016)	(1,041)

Balance, June 30	$1,268	$1,251

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, Japan GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, Japan GMDB/GMIB, and UL secondary guarantee benefits are as follows:

			UL Secondary
	U.S. GMDB [1]	Japan GMDB/GMIB [1]	Guarantees [1]
Liability balance as of January 1, 2010	$1,233	$580	$76
Incurred	127	59	20
Paid	(155)	(58)	—
Unlock	107	44	—
Currency translation adjustment	—	31	—

Liability balance as of June 30, 2010	$1,312	$656	$96

[1]
The reinsurance recoverable asset related to the U.S. GMDB was $832 as of June 30, 2010. The reinsurance recoverable asset related to the Japan GMDB was $40 as of June 30, 2010. The reinsurance recoverable asset related to the UL secondary guarantees was $26 as of June 30, 2010.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2010:

Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net
		Net Amount	Amount	Weighted Average
	Account	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$23,810	$9,254	$2,794	66
With 5% rollup [2]	1,633	733	292	67
With Earnings Protection Benefit Rider (“EPB”) [3]	5,940	1,637	150	63
With 5% rollup & EPB	678	253	50	66

Total MAV	32,061	11,877	3,286

Asset Protection Benefit (“APB”) [4]	25,638	6,257	4,052	65
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,197	266	266	63
Reset [6] (5-7 years)	3,364	614	608	68
Return of Premium (“ROP”) [7]/Other	20,597	1,869	1,828	64

Subtotal U.S. GMDB [8]	82,857	20,883	10,040	65
Less: General account value subject to U.S. GMDB	6,788

Subtotal Separate Account Liabilities with U.S. GMDB	76,069
Separate Account Liabilities without U.S. GMDB	78,814

Total Separate Account Liabilities	$154,883

Japan GMDB and GMIB [9]	$28,888	$8,870	$7,597	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, paid through a fixed annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $29.4 billion and $28.6 billion as of June 30, 2010 and December 31, 2009, respectively. The GRB related to the Japan GMAB and GMWB was $664 and $648 as of June 30, 2010 and December 31, 2009, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of June 30, 2010, 59% of the AV and 55% of RNAR is reinsured to a Hartford affiliate. NAR increased due to lower equity markets during the second quarter, as well as the strengthening of the Yen.

[10]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2010	As of December 31, 2009
Equity securities (including mutual funds)	$67,530	$75,720
Cash and cash equivalents	8,539	9,298

Total	$76,069	$85,018

As of June 30, 2010 and December 31, 2009, approximately 18% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 82% and 84%, respectively, were invested in equity securities.
See Note 4a for a description of the Company’s guaranteed living benefits and variable annuity hedging derivatives that are accounted for at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
Changes in deferred sales inducement activity were as follows for the six months ended June 30:

	2010	2009
Balance, January 1	$438	$553
Sales inducements deferred	15	34
Amortization	(13)	(80)
Amortization — Unlock	(15)	(57)

Balance, June 30	$425	$450

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
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $72.5 in exchange for a full release and dismissal of the litigation. The $72.5 was accrued in the first quarter of 2010. The settlement received preliminary court approval in June 2010 and remains contingent upon final approval of the court.
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
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2010, is $513. Of this $513, the legal entities have posted collateral of $498 in the normal course of business. Based on derivative market values as of June 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $29 to be posted as collateral. Based on derivative market values as of June 30, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $42 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
In the Company’s non-qualified pension plan the amount of lump sum benefit payments exceeded the amount of service and interest cost for the three and six months ended June 30, 2010. As a result, the Company recorded settlement expense of $20 to recognize the actuarial loss associated with the pro-rata portion of the obligation that has been settled.
Total net periodic benefit cost for the three months ended June 30, 2010 and 2009 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Service cost	$24	$26	$1	$2
Interest cost	63	61	6	6
Expected return on plan assets	(72)	(68)	(3)	(2)
Settlement expense	20	—	—	—
Amortization of prior service credit	(3)	(3)	—	(1)
Amortization of actuarial loss	28	19	—	—

Net periodic benefit cost	$60	$35	$4	$5

Total net periodic benefit cost for the six months ended June 30, 2010 and 2009 include the following components:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Service cost	$51	$52	$3	$3
Interest cost	125	121	11	12
Expected return on plan assets	(143)	(137)	(6)	(5)
Settlement expense	20	—	—	—
Amortization of prior service credit	(5)	(5)	—	(1)
Amortization of actuarial loss	54	37	—	—

Net periodic benefit cost	$102	$68	$8	$9

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
On May 19, 2010 at the Company’s Annual Meeting of Shareholders, the shareholders of The Hartford approved The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), which supersedes and replaces The Hartford 2005 Incentive Stock Plan. The terms of the 2010 Stock Plan are substantially similar to the terms of the superseded plan. However, the 2010 Stock Plan provides for an increased maximum number of shares that may be awarded to employees of the Company, and also permits awards to be made to third party service providers, and permits additional forms of stock-based awards.
The 2010 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock based award. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 18,000,000 shares applicable to all awards for the ten-year duration of the 2010 Stock Plan. If any award under the prior The Hartford Incentive Stock Plan (as approved by the Company’s shareholders in 2000) or under the prior The Hartford 2005 Incentive Stock Plan (as approved by the Company’s shareholders in 2005) that was outstanding as of March 31, 2010, is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the 2010 Stock Plan and such shares shall be added to the maximum limit to the extent of such forfeiture, termination, expiration, or cash or net settlement of such awards.
Under the 2010 Stock Plan, all options granted have an exercise price at least equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed ten years. For any year, no individual employee may receive an award of options for more than 2,000,000 shares.
Performance awards of common stock granted under the 2010 Stock Plan become payable upon the attainment of specific performance goals achieved over a period of not less than one nor more than five years, and the restricted stock granted is subject to a restriction period. For any year, the maximum award of performance shares, restricted stock awards, or restricted stock unit awards for any individual employee in any year is 500,000 shares or units.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock-based compensation plans expense	$19	$8	$41	$21
Income tax benefit	(7)	(3)	(15)	(7)

Total stock-based compensation plans expense, after-tax	$12	$5	$26	$14

The Company did not capitalize any cost of stock-based compensation. As of June 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $120, which is expected to be recognized over a weighted average period of 1.7 years.
12. Debt
Senior Notes
On June 15, 2010, The Hartford repaid its $275, 7.9% senior notes at maturity.
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
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary, see Note 5 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest due to seed money investments. In 2010, the Company recognized the noncontrolling interest in these entities in other liabilities since these entities represent investment vehicles whereby the noncontrolling interests may redeem these investments at any time.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Goodwill
In 2010, the Company made changes to its Life segments as described in Note 3. Life changed its reporting structure to realign mutual funds businesses into Retirement from Global Annuity — U.S. The goodwill associated with the mutual funds businesses is now reported in Retirement, however, the reporting unit for that goodwill has not changed.
The carrying amount of goodwill allocated to reporting segments as of June 30, 2010 and December 31, 2009 is shown below.

	June 30, 2010			December 31, 2009
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Life
Global Annuity — U.S.	$422	$(422)	$—	$422	$(422)	$—
Individual Life	224	—	224	224	—	224
Retirement	246	—	246	246	—	246

Total Life	892	(422)	470	892	(422)	470
Property & Casualty
Personal Lines	119	—	119	119	—	119
Specialty Commercial	30	—	30	30	—	30

Total Property & Casualty	149	—	149	149	—	149
Corporate	940	(508)	432	940	(355)	585

Total Goodwill	$1,981	$(930)	$1,051	$1,981	$(777)	$1,204

The Company completed its annual goodwill assessment for Federal Trust Corporation during the second quarter of 2010, resulting in a goodwill impairment of $153, pre-tax.
The Company completed its annual goodwill assessment for the individual reporting units within Life as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the Step 2 goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.
The Company expects to complete the annual impairment test for the Property & Casualty reporting units in the fourth quarter of 2010.
15. Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.
On November 23, 2009, in keeping with the Company’s June 2009 announcement to return to its historical strengths as a U.S.-centric insurance company, the Company entered into a Share Purchase Agreement to sell its joint venture interest in ICATU Hartford Seguros, S.A. (“IHS”), its Brazilian insurance operation, to its partner, ICATU Holding S.A., for $135. The transaction closed in the second quarter of 2010, and the Company received cash proceeds of $130, which was net of capital gains tax withheld of $5. The investment in IHS was reported as an equity method investment in Other assets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2010, compared with December 31, 2009, and its results of operations for the three and six months ended June 30, 2010, compared to the equivalent 2009 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2009 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Earned premiums	$3,506	$3,592	(2%)	$7,033	$7,421	(5%)
Fee income	1,195	1,062	13%	2,384	2,229	7%
Net investment income (loss):
Securities available-for-sale and other	1,153	1,021	13%	2,213	1,941	14%
Equity securities, trading [1]	(2,649)	2,523	NM	(1,948)	1,799	NM

Total net investment income (loss)	(1,496)	3,544	NM	265	3,740	(93%)

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(292)	(562)	48%	(632)	(786)	20%
OTTI losses recognized in other comprehensive income	184	248	(26%)	372	248	50%

Net OTTI losses recognized in earnings	(108)	(314)	66%	(260)	(538)	52%
Net realized capital gains (losses), excluding net OTTI
losses recognized in earnings	119	(367)	NM	(5)	(59)	92%

Total net realized capital gains (losses)	11	(681)	NM	(265)	(597)	56%
Other revenues	120	120	—	238	238	—

Total revenues	3,336	7,637	(56%)	9,655	13,031	(26%)
Benefits, losses and loss adjustment expenses	3,592	3,092	16%	6,725	7,729	(13%)
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [1]	(2,649)	2,523	NM	(1,948)	1,799	NM
Amortization of deferred policy acquisition costs and present value of future profits	938	674	39%	1,589	2,933	(46%)
Insurance operating costs and expenses	969	959	1%	1,888	1,857	2%
Interest expense	132	119	11%	252	239	5%
Goodwill impairment	153	—	—	153	32	NM
Other expenses	208	252	(17%)	468	441	6%

Total benefits, losses and expenses	3,343	7,619	(56%)	9,127	15,030	(39%)
Income (loss) before income taxes	(7)	18	NM	528	(1,999)	NM
Income tax expense (benefit)	(83)	33	NM	133	(775)	NM

Net income (loss)	$76	$(15)	NM	$395	$(1,224)	NM

Supplemental Operating Data
Diluted earnings (loss) per common share	$0.14	$(0.06)	NM	$(0.24)	$(3.80)	94%
Total revenues, excluding net investment income on equity securities, trading	5,985	5,114	17%	11,603	11,232	3%
DAC Unlock benefit (charge), after-tax	(230)	360	NM	(145)	(1,134)	87%

	June 30,	December 31,
Summary of Financial Condition	2010	2009
Total assets	$314,150	$307,717
Total investments, excluding equity securities, trading	97,888	93,235
Total stockholders’ equity	18,891	17,865

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the Global Annuity — International variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
			(Decrease) From			(Decrease) From
Segment Results	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Life
Global Annuity — U.S.	$(107)	$188	$(295)	$46	$(558)	$604
Global Annuity — International	2	119	(117)	25	(174)	199
Retirement	37	(36)	73	57	(122)	179
Individual Life	95	16	79	111	(2)	113
Group Benefits	48	14	34	99	83	16
Institutional	(1)	(66)	65	(89)	(240)	151
Other	14	(59)	73	25	(69)	94

Total Life	88	176	(88)	274	(1,082)	1,356
Property & Casualty
Ongoing Operations
Underwriting results
Personal Lines	(73)	(10)	(63)	(19)	65	(84)
Small Commercial	62	74	(12)	145	161	(16)
Middle Market	(22)	56	(78)	(10)	125	(135)
Specialty Commercial	111	36	75	163	59	104

Ongoing Operations underwriting results	78	156	(78)	279	410	(131)
Net servicing income [1]	10	7	3	17	15	2
Net investment income	298	239	59	566	424	142
Net realized capital gains (losses)	16	(80)	96	(20)	(369)	349
Other expenses	(53)	(48)	(5)	(107)	(98)	(9)

Income before income taxes	349	274	75	735	382	353
Income tax expense	88	52	36	236	49	187

Ongoing Operations	261	222	39	499	333	166
Other Operations	(73)	(49)	(24)	(54)	(48)	(6)

Total Property & Casualty	188	173	15	445	285	160
Corporate	(200)	(364)	164	(324)	(427)	103

Net income (loss)	$76	$(15)	$91	$395	$(1,224)	$1,619

[1]	Net of expenses related to service business.
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
The change from consolidated net loss to consolidated net income was primarily due to net realized capital losses of $649, after-tax, in 2009 compared to $15, after-tax, in 2010 and an improvement in Life operation’s earnings, partially offset by a DAC Unlock charge of $230, after-tax, in 2010 compared to a DAC Unlock benefit of $360, after-tax, in 2009 and goodwill impairment of approximately $100, after-tax, in 2010.
Excluding net realized capital gains (losses) and DAC Unlocks, Life operation’s earnings increased approximately $216 and Property & Casualty operation’s earnings decreased approximately $52 from 2009 to 2010. See the segment sections of the MD&A for a discussion on the respective operations’ performance.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
The change from consolidated net loss to consolidated net income was primarily due to a DAC Unlock charge of $1.1 billion, after-tax, in 2009 compared to a charge of $145, after-tax, in 2010 and net realized capital losses of $695, after-tax, in 2009 compared to $242, after-tax, in 2010.
Excluding net realized capital gains (losses) and DAC Unlocks, Life operation’s earnings increased approximately $372 and Property & Casualty operation’s earnings decreased approximately $69 from 2009 to 2010. See the segment sections of the MD&A for a discussion on the respective operations’ performance.

OUTLOOKS
Outlooks
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on pages 3-4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2009 Form 10-K Annual Report, Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q.
Life
Global Annuity — U.S.
In the long-term, management continues to believe the market for annuities will expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Further, due to continued declines and volatility in the equity markets, the Company is expecting that the majority of “baby boomers” will be looking to provide more stability to the value of their accumulated wealth and focusing more on identifying and creating dependable and certain income streams that can provide known payments throughout their retirement.
Near-term, the Company is continuing to experience lower variable annuity sales as a result of the competitiveness of the Company’s current product offerings. The Company expects these lower sales levels to continue through 2010. The current market conditions and market volatility have resulted in higher claim costs, and have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees when compared to historical levels. Many competitors have responded to the market turbulence by increasing the price of their guaranteed living benefits and changing the amount of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. The Company will continue to evaluate the benefits offered within its variable annuities, and ensure a product portfolio to meet customer needs. Based on changes in economic and demographic landscape, as previously discussed, the Company launched a new variable annuity product in October 2009 that responds to customer needs for growth and income within the risk tolerances of The Hartford. Throughout the first half of 2010, the Company has received regulatory approval to offer the new variable annuity product in many states, and the Company continues to seek approval in remaining states so that this product solution will be available to everyone in the United States. Further, the Company has been working on approval for the new product solution with its various distributors. As the Company and our distribution partners transition to the new product, there will be downward pressure on new deposits, and management expects to continue to be in a net outflow position through 2010.
Continued equity market volatility and the low level of interest rates will continue to impact the cost and effectiveness of our guaranteed minimum withdrawal benefit (“GMWB”) hedging program and could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Life Equity Product Risk Management section within Capital Markets Risk Management.
The Company’s fixed annuity sales have continued to decline as a result of lower interest rates. Management expects fixed annuity sales to continue to be challenged until interest rates increase.
Assets under management are relatively level compared to 2009 which is the result of volatile equity markets and continued consistent net outflows of the variable annuity business. Although the markets have partially recovered over the past year they have not reached their 2008 levels and, as a result, the extent of the scale efficiencies that Global Annuity — U.S. has benefited from in recent years has been reduced. Although the business has improved profitability compared to prior year, the profitability rates are not consistent with historical levels. This condition is expected to persist for the remainder of 2010. Net investment spread has improved recently due to positive returns on limited partnership and other alternative investments partially offset by lower yields on fixed maturities. Management is expecting returns on limited partnerships and other alternative investments to be more favorable in 2010 than 2009 primarily due to improved market performance; however, due to the continued low interest rate environment, management is expecting the lower yields on fixed maturity investments to persist in the second half of 2010. Management has evaluated, and will continue to actively evaluate, its expense structure to ensure the business is controlling costs while maintaining an appropriate level of service to our customers.

Global Annuity — International
In the second quarter of 2009, the Company suspended all new sales in Global Annuity — International’s Japan and European operations. Global Annuity — International continues to restructure its operations to maximize profitability and capital efficiency while continuing to focus on risk management and maintaining appropriate service levels.
Profitability depends on the account values of our customers, which are affected by equity, bond and currency markets. Periods of favorable market performance will increase assets under management and thus increase fee income earned on those assets, while unfavorable market performance will have the reverse effect. In addition, higher or lower account value levels will generally reduce or increase, respectively, certain costs for individual annuities to the Company, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and GMWB. Changes in the Yen will also impact costs and profitability. Prudent expense management is also an important component of product profitability. The Company took actions in 2009 that realigned our organization and significantly reduced our expense structure, which we believe will result in improved earnings over time. The Company continues to evaluate opportunities to mitigate the risks associated with Global Annuity — International businesses and manage expenses in order to balance costs and earnings stability.
In the fourth quarter of 2009, Hartford Life International, Ltd., an indirect, wholly-owned subsidiary of Hartford Life Insurance Company, entered into a Share Purchase Agreement with Icatu Holding, S.A, the Company’s joint venture partner, for the sale of all of the Company’s common registered shares and preferred registered shares in Icatu Hartford Seguros S.A, its Brazil operation. The transaction settled as expected in mid June of 2010. The sale of our interests in Icatu Hartford Seguros S.A. will allow the Company to focus on its core U.S. centric businesses and reduce exposure to currency volatility, but will also reduce the expected future earnings of Global Annuity — International.
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
The continued improvements and growing stability in the equity markets over the last year, even considering the most recent declines in May and June of 2010, have continued to help improve both quarterly deposits and assets under management. These improvements have been partially offset by a few large case surrenders in 2009; however, assets under management at June 30, 2010 are $43.8 billion representing an increase of 13% from prior year. Assuming no further significant declines in equity markets, due to current sales momentum, management expects assets under management to improve throughout 2010.
Mutual Funds
The partial equity market recovery, and the fact that certain key funds performed strongly relative to the market, has driven an increase in deposits. Assets under management have been adversely affected by the recent market declines. As the mutual fund business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders. The increase in assets under management from the prior year has led to an increase in earnings and ROA from 2009 levels.
For the Retail and Investment-Only mutual fund business, net sales can vary significantly depending on market conditions, as we have experienced over the past two years. In addition, underlying fund performance relative to the market and peers can affect investment mandates for the Investment-Only mutual funds.
For Proprietary mutual funds, net flows are affected by the level of net sales in the insurance products that invest in these funds, as well as the relative performance of the underlying fund relative to the other fund offerings of the product. The Proprietary mutual funds have experienced negative net flows as the primary variable annuity products invested in these funds have been in a net outflow position as the block has aged, and management expects that this business will continue producing net outflows throughout 2010. Proprietary mutual funds were formerly reported in Global Annuity — U.S. and were transferred effective January 1, 2010 on a prospective basis.
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

Individual Life reinsured the policy liability related to statutory reserves in universal life with secondary guarantees to a captive reinsurance affiliate. A letter of credit by an unaffiliated standby third-party (“issuer”) supports a portion of the statutory reserves that have been ceded to this subsidiary. The use of the letter of credit enhanced statutory capital but resulted in a decline in net investment income and increased expenses for Individual Life. As of June 30, 2010, the transaction provided approximately $635 of statutory capital relief associated with the Company’s universal life products with secondary guarantees. The issuer terminated the letter of credit for new business effective January 31, 2010. The letter of credit is expected to provide sufficient coverage for the reinsured business through 2028. On July 1, 2010, management launched a competitively priced universal life product with secondary guarantees that meets the Company’s capital efficiency objectives.
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
Group Benefits
Group Benefits’ sales may fluctuate based on the competitive pricing environment in the marketplace. The Company’s first half 2010 sales declined 19%. The significance of the first half’s sales results combined with the Company’s disciplined underwriting in the competitive pricing environment will likely result in lower sales for 2010 compared to 2009. The Company anticipates relatively stable loss ratios and expense ratios over the long-term based on underlying trends in the in-force business and disciplined new business and renewal underwriting. In 2010, disability incidence has increased and claim terminations have declined compared to 2009 levels. The Company believes a component of this experience is normal volatility in the book of business. However, management has been evaluating the current experience and has begun implementing pricing actions.
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
Institutional
The Institutional segment consists of structured settlements, guaranteed investment products, terminal funding institutional annuities, and private placement life insurance. Two of these businesses — structured settlements and terminal funding annuities — suspended sales in 2009.
On a prospective basis effective January 1, 2010, Institutional transferred the following businesses; Single premium immediate annuity (“SPIA”) to Global Annuity — U.S.; Investment-Only mutual funds and Maturity Funding to Retirement and moved Leveraged PPLI from Life Other into Institutional. These changes moved products with ongoing sales to other segments to better serve the customer and align with The Hartford’s overall strategy.
Stable value (guaranteed investment) products experienced net outflows in the second quarter of 2010 as a result of contractual maturities, as well as the Company opting to accelerate the repayment of principal for certain stable value products. A total of $1.2 billion of account value was paid out on stable value contracts during the second quarter of 2010. The Company has the option to accelerate the repayment of principal for certain other stable value products and will continue to evaluate calling these contracts on a contract by contract basis based upon the financial impact to the Company. Institutional will fund these obligations from cash and short-term investments presently held in its investment portfolios along with projected receipts of earned interest and principal maturities from long-term invested assets.
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

Property & Casualty
Personal Lines
The Company expects Personal Lines’ written premiums for the 2010 full year will be lower than 2009 as written premium is expected to be relatively flat in AARP and down in Agency. The Company expects personal auto written premiums will be lower in 2010 driven by a decline in new business and policy retention due primarily to the effects of rate increases and underwriting actions to improve profitability and actions to reduce written premiums in certain market segments and territories, partially offset by an increase in the sale of the Company’s Open Road Advantage product. The Company expects homeowners’ written premiums will increase driven by an increase in written pricing and the cross-sell of AARP homeowners’ insurance to auto policyholders, partially offset by the effect of rate and underwriting actions to improve profitability.
While AARP written premium decreased 1% in the first six months of 2010 compared to the first six months of 2009, the Company expects AARP written premium to be flat for the full year driven by an increase in responses from direct marketing spend over the balance of 2010. Also, while Agency written premium increased 2% in the first six months of 2010, the Company expects a decrease in Agency written premium for the 2010 full year as the Company expects new business to decline over the balance of the year as the result of pricing and underwriting actions taken to improve profitability. The Company will continue to use direct marketing to AARP members to drive new business in AARP and will expand the sale of its Open Road Advantage product through independent agents to drive new business in Agency. The Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product. As of June 30, 2010, the Open Road Advantage auto product was available in 20 states and the Company expects the product to be available to authorized agents in 41 states by the end of the first quarter of 2011.
In the first six months of 2010, renewal written pricing increased 6% for auto and 9% for home and management expects that renewal written pricing increases for both auto and homeowners will continue for the remainder of 2010 driven by rate increases in response to rising loss costs relative to average premium. As has been the case for the first six months of the year, for both auto and home, management expects that the increase in average written premium per policy in 2010 will not be as significant as the increase in written pricing due primarily to a continued shift to more preferred market segment business (which has lower average premium) and growth in states and territories with lower average premium.
The combined ratio before catastrophes and prior accident year development for Personal Lines was 92.2 for the first six months of 2010 and management expects the full year ratio will be slightly higher than the 92.0 ratio achieved in 2009 with both the current accident year loss and loss adjustment expense ratio before catastrophes and the expense ratio slightly higher. In 2010, the Company expects the current accident year loss and loss adjustment expense ratio before catastrophes will increase slightly for auto and will remain relatively flat for homeowners. For auto business, the expected increase in the current accident year loss and loss adjustment expense ratio before catastrophes for the 2010 full year is largely driven by experience for the first six months of 2010 as higher auto physical damage emerged frequency and higher expected auto liability loss costs relative to average premium were partially offset by an improvement in physical damage severity. For the balance of 2010, management expects an improvement in the current accident year loss and loss adjustment expense ratio before catastrophes for auto driven by the effect of rate increases and an improvement in claim frequency for both auto physical damage and auto liability coverages, partially offset by an increase in severity that is in line with historical experience. Though, year-to-date, the change in claim frequency has not been as favorable as had been expected, management expects improvement in frequency over the second half of 2010, given the shift to more preferred market segment business and the impact of underwriting actions to improve profitability. While non-catastrophe homeowners’ loss costs increased in the first six months of 2010 due to increased expected ultimate severity and increased frequency of non-catastrophe weather claims, management expects a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes for home during the second half of 2010 driven by the effect of rate increases, underwriting actions and improvements in claim frequency as a result of the shift to more preferred market segment business, partially offset by higher claim severity. Management expects the expense ratio will be slightly higher in 2010 driven by higher amortization of AARP acquisition costs in 2010 and the effect of a reduction in The Texas Windstorm Insurance Association (“TWIA”) assessments in 2009.
Small Commercial
The Company expects Small Commercial’s written premiums to grow in the low single digits during 2010. During the first six months of 2010, the segment experienced single-digit policy growth in the package and workers’ compensation businesses due to improving policy retention and double-digit policy growth in new business. Also during the first six months of 2010, the Company continued to experience a decrease in earned audit premium, primarily as a result of lower payrolls during 2009. This resulted in declining average premium on renewed policies, a trend that is expected to continue through the remainder of 2010. Small Commercial introduced several initiatives in 2009 that continue to support improvements during the first six months of 2010 including: programs aimed at improving policy count retention and the rollout of a new product offering for package business (“Growing Spectrum”). In addition, Small Commercial introduced a new pricing model for commercial auto that is being implemented during 2010. Small Commercial is expected to continue to produce strong policy growth for the remainder of 2010 led by workers’ compensation reflecting: our current market position and capabilities; targeted broadening of underwriting capabilities in selected industries; and leveraging the payroll model to both increase penetration in well-established partners and continue developing opportunities with recently added partners including the marketing relationship with Intuit. Renewal written pricing in Small Commercial increased 2% in the first six months of 2010, and is expected to increase during the remainder of 2010.

The Small Commercial segment’s combined ratio before catastrophes and prior accident year development was 86.2 in the first six months of 2010 compared to 84.1 in the first six months of 2009. The Company expects the 2010 full year combined ratio before catastrophes and prior accident year development to be higher than the 84.4 achieved in 2009. The increase in the combined ratio results from an expected increase in the current accident year loss and loss adjustment expense ratio, as well as a higher expense ratio. Small Commercial has experienced favorable frequency trends on workers’ compensation and commercial auto claims in recent accident years. Management expects favorable frequency to continue, but at a moderated rate, for the 2010 accident year. Across the Small Commercial lines of business, severity is expected to continue its long-term upward trend. The expense ratio is expected to be higher in 2010 driven by an increase in total underwriting expenses.
Middle Market
Management expects that 2010 written premiums for Middle Market will decline slightly due to the downturn in the economy which has reduced exposures across most lines of business, particularly payroll exposures for workers’ compensation and construction lines in marine, which are partially reflected in lower earned audit premium. Written premiums in Middle Market decreased by 5% in the first six months of 2010 due to the same economic impacts.
The Company continues to take a disciplined approach to evaluating and pricing risks in the face of a challenging pricing environment. While renewal written pricing for Middle Market business decreased in the first six months of 2009, renewal written pricing was flat in the first six months of 2010, and management expects this positive trend to continue in 2010, even though some carriers will continue to price new business more aggressively than renewals. As in the Personal Lines and Small Commercial market segments, current economic conditions (lower payrolls, declines in production, lower sales, etc.) have reduced written premium growth opportunities in Middle Market.
For the remainder of 2010, management will seek to compete for new business and protect renewals in Middle Market by, among other actions, refining its pricing and risk selection models, targeting industries with growth potential and looking to sell other lines of business on existing accounts.
The combined ratio before catastrophes and prior accident year development for Middle Market was 98.0 in the first six months of 2010, and is expected to be higher for the full year than the 95.1 achieved in 2009 due to an expected increase in the current accident year loss and loss adjustment expense ratio and an increase in the expense ratio. Claim cost severity was favorable on property in 2009. However, management expects that claim cost severity for property claims will return to historically normal levels in 2010 and that severity will continue to increase for all other lines.
Specialty Commercial
Within Specialty Commercial, while written premiums were relatively flat in the first six months of 2010, management expects written premiums to be slightly higher for the full year, primarily due to higher casualty premiums, partially offset by the effects of the economic downturn, continued pricing deterioration and changes in a reinsurance arrangement. The reinsurance program for the professional liability lines renewed in July 2009 with a change in structure from primarily an excess of loss program to a variable quota share arrangement. This change was market driven and consistent with the Company’s expectations. This will have the impact of depressing the net written premium growth for professional liability for the full year 2010.
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
The combined ratio before catastrophes and prior accident year development for Specialty Commercial was 100.9 in the first six months of 2010, and is expected to be slightly higher for the full year than the 100.1 experienced in 2009 due to an expected increase in the current accident year loss and loss adjustment expense ratio and the dividend ratio, partially offset by a decrease in the expense ratio.
Investment Income
Property & Casualty net investment income is expected to be more favorable in 2010 than in 2009, primarily due to improved market performance for limited partnerships.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty reserves, net of reinsurance; life estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations; valuation allowance on deferred tax assets and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Hartford’s critical accounting estimates are discussed in Part II, Item 7 MD&A in The Hartford’s 2009 Form 10-K Annual Report. The following discussion updates certain of The Hartford’s critical accounting estimates for June 30, 2010 results.
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

Reserve Rollforwards and Development
A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010
	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,088	$3,625	$4,452	$7,025	$4,370	$21,560
Reinsurance and other recoverables	19	121	311	2,124	855	3,430

Beginning liabilities for unpaid losses and loss adjustment expenses-net	2,069	3,504	4,141	4,901	3,515	18,130

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	685	349	311	193	—	1,538
Current accident year catastrophes	146	45	38	—	—	229
Prior accident years	(5)	(16)	(7)	(121)	173	24

Total provision for unpaid losses and loss adjustment expenses	826	378	342	72	173	1,791
Payments	(730)	(347)	(338)	(182)	(102)	(1,699)
Ending liabilities for unpaid losses and loss adjustment expenses-net	2,165	3,535	4,145	4,791	3,586	18,222
Reinsurance and other recoverables	16	120	291	2,015	815	3,257

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,181	$3,655	$4,436	$6,806	$4,401	$21,479

Earned premiums	$994	$648	$487	$280	$1	$2,410
Loss and loss expense paid ratio [1]	73.5	53.4	69.2	65.9
Loss and loss expense incurred ratio	83.1	58.2	70.3	26.6
Prior accident years development (pts) [2]	(0.4)	(2.4)	(1.4)	(43.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

	Six Months Ended June 30, 2010
	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,070	$3,603	$4,442	$7,044	$4,492	$21,651
Reinsurance and other recoverables	20	137	305	2,118	861	3,441

Beginning liabilities for unpaid losses and loss adjustment expenses-net	2,050	3,466	4,137	4,926	3,631	18,210

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,351	715	642	390	—	3,098
Current accident year catastrophes	187	66	53	2	—	308
Prior accident years	(12)	(34)	(23)	(170)	174	(65)

Total provision for unpaid losses and loss adjustment expenses	1,526	747	672	222	174	3,341
Payments	(1,411)	(678)	(664)	(357)	(219)	(3,329)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,165	3,535	4,145	4,791	3,586	18,222
Reinsurance and other recoverables	16	120	291	2,015	815	3,257

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,181	$3,655	$4,436	$6,806	$4,401	$21,479

Earned premiums	$1,989	$1,285	$988	$567	$1	$4,830
Loss and loss expense paid ratio [1]	70.9	52.7	67.2	63.3
Loss and loss expense incurred ratio	76.7	58.0	68.0	39.6
Prior accident years development (pts) [2]	(0.6)	(2.6)	(2.4)	(29.9)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2010
Included within prior accident years development for the six months ended June 30, 2010 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Professional liability	$—	$—	$—	$(61)	$—	$(61)
General liability umbrella and high hazard liability	—	—	(27)	—	—	(27)
Personal auto liability	(24)	—	—	—	—	(24)
Specialty programs	—	—	—	(17)	—	(17)
Commercial auto	—	(12)	—	—	—	(12)
Net asbestos reserves	—	—	—	—	169	169
General liability (excluding umbrella)	—	—	21	—	—	21
Homeowners	9	—	—	—	—	9
Uncollectible reinsurance	—	—	—	(30)	—	(30)
Other reserve re-estimates, net [1]	10	(4)	(1)	(13)	4	(4)

Total prior accident years development for the three months ended June 30, 2010	(5)	(16)	(7)	(121)	173	24

Professional liability	—	—	—	(22)	—	(22)
General liability umbrella	—	—	(10)	—	—	(10)
Personal auto liability	(17)	—	—	—	—	(17)
Homeowners	15	—	—	—	—	15
Other reserve re-estimates, net [2] [3]	(5)	(18)	(6)	(27)	1	(55)

Total prior accident years development for the three months ended March 31, 2010	(7)	(18)	(16)	(49)	1	(89)

Total prior accident years development for the six months ended June 30, 2010	$(12)	$(34)	$(23)	$(170)	$174	$(65)

[1]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

[2]	Includes reserve discount accretion of $7, including $2 in Small Commercial, $3 in Middle Market and $2 in Specialty Commercial.

[3]
Other reserve re-estimates include a number of reserve changes across multiple lines of business. For the three months ended March 31, 2010, these re-estimates include, among other reserve changes, reserve releases in Small Commercial for package business, general liability and auto liability and in Specialty Commercial for general liability and property.

During the three and six months ended June 30, 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for professional liability claims by $22 in the first quarter of 2010 and by $61 in the second quarter of 2010, primarily related to directors’ and officers’ (“D&O”) claims in accident years 2008 and prior. For these accident years, reported losses for claims under D&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. Any continued favorable emergence of claims under D&O insurance policies for prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.

•
Released reserves in Middle Market for general liability umbrella claims by $10 in the first quarter of 2010 and by $12 in the second quarter of 2010. The Company observed that reported losses for general liability umbrella continue to emerge favorably and this caused management to reduce its estimate of the cost of future reported claims. In addition, the Company released reserves related to high hazard liability claims by $15 in the second quarter of 2010, primarily related to accident years 2007 and prior. During 2009 and 2010, the Company recognized that loss emergence for high hazard liability was less than expected, and accordingly, management reduced its reserve estimate.

•
Released reserves for Personal Lines auto liability claims by $17 in the first quarter of 2010 and by $24 in the second quarter of 2010. During 2009, the Company recognized that favorable development in reported severity, due in part to changes made to claim handling procedures in 2007, was a sustained trend for accident years 2005 through 2008 and, accordingly, management reduced its reserve estimate. The reserve releases in the first and second quarters of 2010 are in response to a continuation of these same favorable trends, primarily affecting accident years 2005 through 2009.

•
Released reserves for specialty programs claims by $17 in the second quarter of 2010, primarily related to accident years 2006 and prior. Over the course of several years, claim activity on prior accident years has been lower than anticipated. Management now believes that this lower level of claim activity will continue into the future and has reduced its reserve estimate.

•
Released reserves in Small Commercial for commercial auto claims by $12 in the second quarter of 2010 when the Company lowered its reserve estimate to recognize a lower severity trend during 2009 and 2010 on larger claims in accident years 2002 to 2009.

•
Strengthened reserves for Middle Market commercial general liability, excluding umbrella, by $21 in the second quarter of 2010 driven by higher than expected allocated loss adjustment expenses on claims from accident years 2000 and prior.

•
Strengthened reserves for Personal Lines homeowners’ claims by $15 in the first quarter of 2010 and $9 in the second quarter of 2010. During 2010, the Company observed a lengthening of the claim reporting period for homeowners’ claims for prior accident years which resulted in increasing management’s estimate of the ultimate cost to settle these claims.

•
The Company reviewed its allowance for uncollectible reinsurance for Ongoing Operations in the second quarter of 2010 and reduced its allowance for Ongoing Operations by $30 driven, in part, by a reduction in gross ceded loss recoverables. The allowance for uncollectible reinsurance for Ongoing Operations is recorded within the Specialty Commercial segment.

•	Strengthened net asbestos reserves in Other Operations by $169 in the second quarter of 2010. Refer to the Other Operations Claims section for further discussion.
A roll-forward follows of Property & Casualty liabilities for unpaid losses and loss adjustment expenses by segment for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009
	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,024	$3,590	$4,739	$6,987	$4,464	$21,804
Reinsurance and other recoverables	58	170	458	2,063	793	3,542

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,966	3,420	4,281	4,924	3,671	18,262

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	649	340	331	214	—	1,534
Current accident year catastrophes	110	23	8	1	—	142
Prior accident years	—	10	(22)	(47)	121	62

Total provision for unpaid losses and loss adjustment expenses	759	373	317	168	121	1,738
Payments	(702)	(335)	(341)	(154)	(71)	(1,603)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,023	3,458	4,257	4,938	3,721	18,397
Reinsurance and other recoverables	54	168	447	2,001	835	3,505

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,077	$3,626	$4,704	$6,939	$4,556	$21,902

Earned premiums	$985	$643	$538	$311	$1	$2,478
Loss and loss expense paid ratio [1]	71.2	52.1	63.6	49.9
Loss and loss expense incurred ratio	77.0	58.0	59.1	54.0
Prior accident years development (pts) [2]	—	1.5	(4.2)	(15.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

	Six Months Ended June 30, 2009
	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
Beginning liabilities for unpaid losses and loss adjustment expenses-gross	$2,052	$3,572	$4,744	$6,981	$4,584	$21,933
Reinsurance and other recoverables	60	176	437	2,110	803	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses-net	1,992	3,396	4,307	4,871	3,781	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,276	702	690	447	—	3,115
Current accident year catastrophes	152	29	24	2	—	207
Prior accident years	10	15	(80)	(72)	121	(6)

Total provision for unpaid losses and loss adjustment expenses	1,438	746	634	377	121	3,316
Payments	(1,407)	(684)	(684)	(310)	(181)	(3,266)

Ending liabilities for unpaid losses and loss adjustment expenses-net	2,023	3,458	4,257	4,938	3,721	18,397
Reinsurance and other recoverables	54	168	447	2,001	835	3,505

Ending liabilities for unpaid losses and loss adjustment expenses-gross	$2,077	$3,626	$4,704	$6,939	$4,556	$21,902

Earned premiums	$1,964	$1,295	$1,086	$643	$1	$4,989
Loss and loss expense paid ratio [1]	71.7	52.8	63.1	48.0
Loss and loss expense incurred ratio	73.2	57.6	58.4	58.4
Prior accident years development (pts) [2]	0.5	1.2	(7.4)	(11.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2009
Included within prior accident years development for the six months ended June 30, 2009 were the following reserve strengthenings (releases):

	Personal	Small	Middle	Specialty	Other	Total
	Lines	Commercial	Market	Commercial	Operations	P&C
General liability	$—	$—	$(33)	$—	$—	$(33)
Directors’ and officers’ claims	—	—	—	(30)	—	(30)
Personal auto liability	(15)	—	—	—	—	(15)
Package business	—	20	—	—	—	20
Surety business	—	—	—	15	—	15
Net asbestos reserves	—	—	—	—	138	138
Uncollectible reinsurance	—	—	—	(20)	(20)	(40)
Other reserve re-estimates, net [1]	15	(10)	11	(12)	3	7

Total prior accident years development for the three months ended June 30, 2009	—	10	(22)	(47)	121	62

General liability	—	—	(38)	—	—	(38)
Workers’ compensation	—	(13)	(10)	—	—	(23)
Directors’ and officers’ claims	—	—	—	(20)	—	(20)
Personal auto liability	(18)	—	—	—	—	(18)
Homeowners’ claims	18	—	—	—	—	18
Package business	—	16	—	—	—	16
Surety business	—	—	—	10	—	10
Other reserve re-estimates, net [2]	10	2	(10)	(15)	—	(13)

Total prior accident years development for the three months ended March 31, 2009	10	5	(58)	(25)	—	(68)

Total prior accident years development for the six months ended June 30, 2009	$10	$15	$(80)	$(72)	$121	$(6)

[1]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

[2]	Includes reserve discount accretion of $6, including $2 in Small Commercial, $2 in Middle Market and $2 in Specialty Commercial.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the three and six months ended June 30, 2010.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended June 30, 2010	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,822		$300	$1,393	$3,515
Losses and loss adjustment expenses incurred	170		2	1	173
Losses and loss adjustment expenses paid	(48)		(11)	(43)	(102)

Ending liability — net [2][3]	$1,944	[4]	$291	$1,351	$3,586

For the Six Months Ended June 30, 2010	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,892		$307	$1,432	$3,631
Losses and loss adjustment expenses incurred	172		2	—	174
Losses and loss adjustment expenses paid	(120)		(18)	(81)	(219)

Ending liability — net [2][3]	$1,944	[4]	$291	$1,351	$3,586

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

[2]
Excludes asbestos and environmental net liabilities reported in Ongoing Operations of $10 and $4, respectively, as of June 30, 2010, $10 and $4, respectively, as of March 31, 2010 and $10 and $5, respectively, as of December 31, 2009. Total net losses and loss adjustment expenses incurred in Ongoing Operations for the three months and six months ended June 30, 2010 includes $4 and $6, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Ongoing Operations for the three and six months ended June 30, 2010 includes $4 and $7, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,545 and $344, respectively, as of June 30, 2010, $2,412 and $359, respectively, as of March 31, 2010 and $2,484 and $367, respectively, as of December 31, 2009.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $233 and $227, respectively, resulting in a one year net survival ratio of 8.4 and a three year net survival ratio of 8.6. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

During the second quarter of 2010, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $169. For certain direct policyholders, the Company experienced increases in claim severity and expense. Increases in severity and expense were driven by litigation in certain jurisdictions and, to a lesser extent, development on primarily peripheral accounts. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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

The following table displays asbestos reserves and other statistics by policyholder category, as of June 30, 2010:
Summary of Gross Asbestos Reserves

	Number of	All Time	Total	All Time
	Accounts [1]	Paid [2]	Reserves	Ultimate [2]
Major asbestos defendants [4]
Structured settlements (includes 4 Wellington accounts) [5]	7	$312	$428	$740
Wellington (direct only)	29	908	44	952
Other major asbestos defendants	29	476	132	608
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	77	832	585	1,417
Accounts with future exposure < $2.5	1,122	409	133	542
Unallocated [6]		1,766	446	2,212

Total direct		4,703	1,768	6,471
Assumed reinsurance		1,199	469	1,668
London market		605	308	913

Total as of June 30, 2010 [3]		$6,507	$2,545	$9,052

[1]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2010.

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

[3]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The three-year gross survival ratio of 9.1 as of June 30, 2010 is computed based on total paid losses of $843 for the period from July 1, 2007 to June 30, 2010. As of June 30, 2010, the one year gross paid amount for total asbestos claims is $280, resulting in a one year gross survival ratio of 9.1.

[4]	Includes 25 open accounts at June 30, 2010. Included 25 open accounts at June 30, 2009.

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

The following table sets forth, for the three and six months ended June 30, 2010, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and
Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended June 30, 2010	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$38	$209	$10	$—
Assumed Reinsurance	17	—	3	—
London Market	7	(15)	1	—

Total	62	194	14	—
Ceded	(14)	(24)	(3)	2

Net	$48	$170	$11	$2

Six Months Ended June 30, 2010
Gross
Direct	$68	$209	$17	$—
Assumed Reinsurance	50	—	3	—
London Market	15	(15)	2	—

Total	133	194	22	—
Ceded	(13)	(22)	(4)	2

Net	$120	$172	$18	$2

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2010 includes $4 and $6, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2010 includes $4 and $7, respectively, related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2010 of $2.25 billion ($1.95 billion and $295 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.79 billion to $2.55 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2009 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarter of 2010, the Company completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation resulted in no addition to the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of June 30, 2010, the allowance for uncollectible reinsurance for Other Operations totals $221. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
The Company expects to perform its regular review of environmental liabilities in the third quarter of 2010. Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property and Casualty Reserves, Net of Reinsurance section of the MD&A included in the Company’s 2009 Form 10-K Annual Report.

Life Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: Life’s deferred policy acquisition cost (“DAC”) asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit reserves. See The Hartford’s 2009 Form 10-K Annual Report for additional discussion on the Company’s critical accounting estimates related to EGPs.
The most significant EGP based balances are as follows:

	Individual Variable Annuities -		Individual Variable Annuities -
	U.S.		Japan		Individual Life
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
DAC	$2,962	$3,378	$1,554	$1,566	$2,442	$2,528
SIA	$302	$324	$34	$28	$43	$42
URR	$89	$85	$1	$1	$1,234	$1,185
Death and Other Insurance Benefit Reserves	$1,310	$1,232	$656	$580	$96	$76
Unlocks
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the three months ended June 30, 2010 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Global Annuity — U.S.	$(125)	$4	$(47)	$(12)	$(180)
Global Annuity — International	(4)	—	(38)	—	(42)
Retirement	(5)	—	—	—	(5)
Individual Life	(8)	5	—	—	(3)

Total	$(142)	$9	$(85)	$(12)	$(230)

[1]
As a result of the Unlock, Global Annuity — U.S. reserves increased $165, pre-tax, offset by an increase in reinsurance recoverables of $92, pre-tax. Global Annuity — International reserves increased $64, pre-tax, offset by an increase in reinsurance recoverables of $6, pre-tax.

[2]
The most significant contributor to the Unlock charge recorded during the second quarter of 2010 was actual separate account returns from March 31, 2010 to June 30, 2010 being below our aggregated estimated return.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the six months ended June 30, 2010 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Global Annuity — U.S.	$(84)	$3	$(29)	$(10)	$(120)
Global Annuity — International	4	—	(25)	—	(21)
Retirement	(4)	—	—	—	(4)
Individual Life	(6)	6	—	—	—

Total	$(90)	$9	$(54)	$(10)	$(145)

[1]
As a result of the Unlock, Global Annuity — U.S. reserves increased $107, pre-tax, offset by an increase in reinsurance recoverables of $63, pre-tax. Global Annuity — International reserves increased $32, pre-tax, offset by an increase in reinsurance recoverables of $7, pre-tax.

[2]
The most significant contributors to the Unlock charge recorded during the first half of 2010 was actual separate account returns from January 1, 2010 to June 30, 2010 being below our aggregated estimated return and the impact of increased hedging costs.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the three months ended June 30, 2009 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	SIA	Total
Global Annuity — U.S.	$163	$(21)	$98	$13	$253
Global Annuity — International [2]	(11)	6	117	(8)	104
Retirement	1	—	—	—	1
Individual Life	3	(1)	—	—	2

Total	$156	$(16)	$215	$5	$360

[1]
As a result of the Unlock, death benefit reserves, in Global Annuity — U.S., decreased $307, pre-tax, offset by a decrease of $157, pre-tax, in reinsurance recoverables. In Global Annuity — International, death benefit reserves decreased $184, pre-tax, offset by an increase of $4, pre-tax, in reinsurance recoverables.

[2]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the six months ended June 30, 2009 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves [1]	SIA	Total [2]
Global Annuity — U.S.	$(503)	$31	$(230)	$(30)	$(732)
Global Annuity — International	(99)	6	(216)	(9)	(318)
Retirement	(53)	—	(2)	(1)	(56)
Individual Life	(64)	40	—	—	(24)
Corporate	(4)	—	—	—	(4)

Total	$(723)	$77	$(448)	$(40)	$(1,134)

[1]
As a result of the Unlock, Global Annuity — U.S. reserves increased $741, pre-tax, offset by an increase in reinsurance recoverables of $386, pre-tax. Global Annuity — International reserves increased $352, pre-tax, offset by a decrease in reinsurance recoverable of $20, pre-tax.

[2]
The most significant contributor to the Unlock amounts recorded during the first half of 2009 was actual separate account returns from the period ending October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 24% and 40% as of June 30, 2010, respectively, and 23% and 41% as of December 31, 2009, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.
Goodwill Impairment
The Company completed its annual goodwill assessment for Federal Trust Corporation during the second quarter of 2010, resulting in a goodwill impairment of $153, pre-tax.
The Company completed its annual goodwill assessment for the individual reporting units within Life as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the Step 2 goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.
The Company expects to complete the annual impairment test for the Property & Casualty reporting units in the fourth quarter of 2010.

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
Life Operations
Life is organized into six reporting segments, Global Annuity — U.S., Global Annuity — International, Retirement, Individual Life, Group Benefits, and Institutional.
Global Annuity — U.S. offers individual variable, fixed market value adjusted (“MVA”), and single premium immediate annuities.
Global Annuity — International administers investments, retirement savings and other insurance and savings products to individuals and groups outside the United States. The Company’s Japan operation is the largest component of the Global Annuity — International segment.
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
Institutional, primarily offers institutional liability products, such as variable Private Placement Life Insurance (“PPLI”) owned by corporations and high net worth individuals and stable value products. Institutional continues to service existing customers of its suspended businesses, which includes Leveraged PPLI, structured settlements and institutional annuities (primarily terminal funding cases).
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

Property & Casualty Operations
Property & Casualty is organized into five reporting segments: the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial (collectively “Ongoing Operations”), and the Other Operations segment. Through its Ongoing Operations segment, the Company provides a number of coverages, as well as insurance-related services, to businesses throughout the United States, including workers’ compensation, property, automobile, liability, umbrella, specialty casualty, marine, livestock, fidelity and surety, professional liability and director’s and officer’s liability coverages. Property & Casualty also provides automobile, homeowners, and home-based business coverage to individuals throughout the United States, as well as insurance-related services to businesses. Through its Other Operations segment, Property & Casualty is responsible for managing property and casualty operations of The Hartford that have discontinued writing new or renewal business, as well as managing the claims related to asbestos and environmental exposures.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Ratios	2010		2009		2010		2009

Global Annuity
U.S. — ROA [1]	(45.9	) bps	89.8	bps	9.9	bps	(128.7	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(10.0	) bps	(62.1	) bps	(5.3	) bps	10.5	bps
Effect of DAC Unlock on ROA [2]	(77.2	) bps	120.9	bps	(25.8	) bps	(168.8	) bps
ROA excluding realized gains (losses) and DAC Unlock	41.3	bps	31.0	bps	41.0	bps	29.6	bps

International — Japan ROA	8.2	bps	212.8	bps	20.5	bps	(53.4	) bps
Effect of net realized gains (losses) excluding net periodic settlements, net of tax and DAC on ROA [3]	(14.1	) bps	(54.4	) bps	(34.0	) bps	71.0	bps
Effect of DAC Unlock on ROA [2]	(45.8	) bps	217.7	bps	(10.5	) bps	(142.0	) bps
ROA excluding realized gains (losses) and DAC Unlock	68.1	bps	49.5	bps	65.0	bps	17.6	bps

Retirement [1]
Retirement Plans ROA	12.4	bps	(42.8	) bps	3.6	bps	(67.5	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA	4.8	bps	(51.3	) bps	(5.7	) bps	(42.2	) bps
Effect of DAC Unlock on ROA [2]	(4.4	) bps	1.0	bps	(1.9	) bps	(29.5	) bps
ROA excluding realized gains (losses) and DAC Unlock	12.0	bps	7.5	bps	11.2	bps	4.2	bps

Mutual Funds ROA [4]	9.9	bps	4.9	bps	10.8	bps	3.5	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	0.4	bps	(1.2	) bps	0.2	bps	—	bps
ROA excluding realized gains (losses)	9.5	bps	6.1	bps	10.6	bps	3.5	bps

Individual Life [1]
After-tax margin	24.9%		6.3%		16.7%		(0.3%)
Effect of net realized gains (losses), net of tax and DAC on after-tax margin	8.8%		(8.1%)		1.3%		(7.1%)
Effect of DAC Unlock on after-tax margin [2]	(1.3%)		0.8%		—		(4.6%)
After-tax margin excluding realized gains (losses) and DAC Unlock	17.4%		13.6%		15.4%		11.4%

Group Benefits
After-tax margin (excluding buyouts)	4.0%		1.2%		4.2%		3.5%
Effect of net realized gains (losses), net of tax on after-tax margin (excluding buyouts)	1.1%		(2.3%)		0.6%		(1.0%)
After-tax margin (excluding buyouts) excluding realized gains (losses)	2.9%		3.5%		3.6%		4.5%

Institutional [1]
Institutional ROA	(0.7	) bps	(44.1	) bps	(31.9	) bps	(80.5	) bps
Effect of net realized losses, net of tax and DAC on ROA	(4.1	) bps	(41.4	) bps	(31.4	) bps	(72.8	) bps
ROA excluding realized losses and DAC Unlock	3.4	bps	(2.7	) bps	(0.5	) bps	(7.7	) bps

[1]
Proprietary mutual fund assets are included in Mutual Funds and those same assets are also included in Global Annuity — U.S., Retirement Plans, and Individual Life as those same assets generate earnings for each of these segments.

[2]	See Unlocks within the Critical Accounting Estimates section of the MD&A.

[3]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[4]	Includes assets attributed to the transfer of Proprietary mutual funds, Investment-Only mutual funds, Canada Operations, and 529 college savings plans effective January 1, 2010.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
•
Global Annuity — U.S. ROA, excluding realized gains (losses) and DAC Unlock, increased primarily due to improved net investment income on limited partnerships and other alternative investments, a lower DAC amortization rate and improved operating expenses.

•
For the three months ended June 30, 2010 the increase in Global Annuity — International’s Japan ROA, excluding realized gains (losses) and DAC Unlock, is driven by reduced DAC amortization and lower expenses associated with the restructuring of Japan’s operations.

•
For the six months ended June 30, 2010 Global Annuity — International’s Japan ROA, excluding realized gains (losses) and DAC Unlock, increased primarily due to 3 Win charges recognized in the first quarter of 2009 of $40, after-tax. Excluding the effects of the 3 Win charge, ROA, excluding realized gains (losses) and DAC Unlock, DAC amortization would have been 41.2 bps for the six months ended June 30, 2009. For the six months ended June 30, 2010 the increase in ROA, excluding 3 Win charge, is driven by reduced DAC amortization and lower expenses associated with the restructuring of Japan’s operations.

•	The increase in Retirement Plans ROA, excluding realized gains (losses) and DAC Unlock, was primarily driven by improved performance on limited partnerships and other alternative investments.
•
The increase in Mutual Funds ROA, excluding realized gains (losses) and DAC Unlock, was driven by improvement in the equity markets, which enabled this business to partially return to scale, and the impact of lower operating expenses, partially offset by the addition of Proprietary mutual fund assets to this line of business which has a lower ROA.

•	The increase in Individual Life’s after-tax margin, excluding realized gains (losses) and DAC Unlock, was primarily due to lower DAC amortization in 2010.
•
The decrease in Group Benefits after-tax margin, excluding realized gains (losses), was primarily due to a higher loss ratio from unfavorable morbidity for the three months ended June 30, 2010. The decrease for six months ended June 30, 2010 was primarily due to a higher expense ratio from higher commission expense on experience rated financial institution business.

•
The increases in Institutional’s ROA, excluding realized losses and DAC Unlock, is primarily due to improved performance on limited partnerships and other alternative investments. For the three and six months ended June 30, 2010, limited partnerships and other alternative investments added 8 bps and 4 bps, respectively, to Institutional’s ROA, while for the same periods in 2009, it decreased ROA by 8 bps and 13 bps, respectively.

Property & Casualty
The Company considers several measures and ratios to be the key performance indicators for the property and casualty underwriting businesses. The following table and the segment discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2010 and 2009. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s property and casualty insurance underwriting business. However, these key performance indicators should only be used in conjunction with, and not in lieu of, underwriting income for the underwriting segments of Personal Lines, Small Commercial, Middle Market and Specialty Commercial and net income for the Property & Casualty business as a whole, Ongoing Operations and Other Operations. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ongoing Operations earned premium growth
Personal Lines	1%	1%	1%	—
Small Commercial	1%	(6%)	(1%)	(5%)
Middle Market	(9%)	(6%)	(9%)	(7%)
Specialty Commercial	(10%)	(10%)	(12%)	(8%)

Total Ongoing Operations	(3%)	(4%)	(3%)	(4%)

Ongoing Operations combined ratio
Combined ratio before catastrophes and prior year development	93.5	90.4	92.8	90.2
Catastrophe ratio
Current year	9.5	5.8	6.4	4.2
Prior years	0.3	(0.2)	0.1	—

Total catastrophe ratio	9.8	5.6	6.4	4.2
Non-catastrophe prior year development	(6.5)	(2.3)	(5.0)	(2.6)

Combined ratio	96.8	93.7	94.2	91.8

Other Operations net loss	$(73)	$(49)	$(54)	$(48)
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Ongoing Operations earned premium growth

Personal Lines
•     The 1% earned premium growth for both the three- and six-month periods in 2010 was primarily due to new business growth on both AARP and Agency, partially offset by lower average renewal earned premium on Agency auto business.

Small Commercial
•     The change from a 6% earned premium decline in the three months ended June 30, 2009 to 1% growth in the three months ended June 30, 2010 and the smaller earned premium decline for the six-month period was primarily attributable to a smaller year-over-year decrease in earned audit premiums for the three and six months ended June 30, 2010.

Middle Market
•     The steeper earned premium decline in 2010 for both the three- and six-month periods was primarily driven by the effect of non-renewals outpacing new business over the last twelve months in all lines of business and a decrease in earned audit premiums.

Specialty Commercial
•     The steeper earned premium decline in 2010 for the six-month period was primarily due to the effects of the economic slowdown, reinsurance program changes and earned pricing decreases in professional liability, fidelity and surety.

Ongoing Operations combined ratio

Combined ratio before catastrophes and prior accident years development
•     For the three-month period, the 3.1 point increase in the combined ratio before catastrophes and prior accident year development was primarily due to a 2.0 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 1.2 point increase in the expense ratio. For the six-month period, the 2.6 point increase in the combined ratio before catastrophes and prior accident year development was primarily due to a 1.7 point increase in the current accident year loss and loss adjustment expense ratio before catastrophes and a 1.2 point increase in the expense ratio.

•     Among other factors, the increase in the current accident year loss and loss adjustment expense ratio before catastrophes for the three- and six-month periods was driven by an increase for Personal Lines auto and homeowners business.

•     The increase in the expense ratio for the three- and six-month periods includes the effects of the decrease in earned premiums, increased IT and compensation-related costs and, for the six-month period, includes the effect of a $14 reduction in TWIA assessments recognized in 2009 related to hurricane Ike.

Catastrophes	• The catastrophe ratio increased 4.2 points and 2.2 points for the three- and six-month periods, respectively, due to more severe windstorm events, particularly from hail.

Non-catastrophe prior accident years development
•     Favorable reserve development for the three- and six-month periods in 2010 included, among other reserve changes, the release of reserves for directors’ and officers’ claims, the release of reserves for Personal Lines auto liability claims and the release of reserves for general liability umbrella claims. See “Reserve Rollforwards and Development” in the Critical Accounting Estimates Section of the MD&A for a discussion of prior accident year reserve development in 2010.

Other Operations net income (loss)
•
Other Operations reported lower net income for the three and six months ended June 30, 2010 as compared to the respective prior year periods, primarily due to an increase in net unfavorable prior accident year reserve development, partially offset by an increase in net realized capital gains for the three-month period and a change from net realized capital losses to net realized capital gains for the six-month period.

Investment Results
Composition of Invested Assets
The Company’s primary investment objective is to maximize economic value, consistent with acceptable risk parameters, including the management of credit risk and interest rate sensitivity of invested assets, while generating sufficient after-tax income to meet policyholder and corporate obligations. Investment strategies are developed based on a variety of factors including business needs, regulatory requirements and tax considerations.

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$77,132	78.8%	$71,153	76.3%
Equity securities, AFS, at fair value	1,103	1.1%	1,221	1.3%
Mortgage loans	4,673	4.8%	5,938	6.4%
Policy loans, at outstanding balance	2,182	2.2%	2,174	2.3%
Limited partnerships and other alternative investments	1,774	1.8%	1,790	1.9%
Other investments [1]	2,293	2.4%	602	0.7%
Short-term investments	8,731	8.9%	10,357	11.1%

Total investments excluding equity securities, trading	97,888	100.0%	93,235	100.0%
Equity securities, trading, at fair value [2]	30,183		32,321

Total investments	$128,071		$125,556

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to increases in fixed maturities and other investments, partially offset by declines in equity securities, trading, short-term investments and mortgage loans. The increase in fixed maturities was largely the result of improved security valuations due to declining interest rates, as well as the reinvestment of short-term investment proceeds, which contributed to the decline in short-term investments. The increase in other investments primarily related to increases in value related to derivatives. The decline in equity securities, trading, was the result of an increase of net outflows and deteriorations in market performance of the underlying investment funds supporting the Japanese variable annuity product, partially offset by exchange rates. The decline in mortgage loans resulted primarily from sales.
Net Investment Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$887	4.5%	$929	4.6%	$1,761	4.4%	$1,882	4.6%
Equity securities, AFS	13	4.3%	25	7.4%	27	4.3%	52	7.3%
Mortgage loans	67	5.4%	79	4.9%	138	5.2%	158	4.9%
Policy loans	35	6.4%	36	6.6%	68	6.2%	72	6.5%
Limited partnerships and other alternative investments	86	20.0%	(93)	(17.5%)	92	10.5%	(302)	(27.1%)
Other [3]	91		70		176		128
Investment expense	(26)		(25)		(49)		(49)

Total net investment income excl. equity securities, trading	1,153	4.8%	1,021	4.2%	2,213	4.5%	1,941	3.9%
Equity securities, trading	(2,649)		2,523		(1,948)		1,799

Total net investment income (loss)	$(1,496)		$3,544		$265		$3,740

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
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Total net investment income decreased largely due to equity securities, trading, resulting from deteriorations in market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, increased primarily due to improved performance of limited partnerships and other alternative investments primarily within real estate and private equity funds, partially offset by lower income on fixed maturities resulting from a decline in average short-term interest rates.

Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2010	2009	2010	2009
Gross gains on sales	$343	$157	$475	$365
Gross losses on sales	(94)	(189)	(205)	(909)
Net OTTI losses recognized in earnings	(108)	(314)	(260)	(538)
Valuation allowances on mortgage loans	(40)	(78)	(152)	(153)
Japanese fixed annuity contract hedges, net [1]	27	(6)	11	35
Periodic net coupon settlements on credit derivatives/Japan	(4)	(13)	(11)	(32)
Results of variable annuity hedge program GMWB derivatives, net	(426)	671	(297)	1,260
Macro hedge program	397	(568)	233	(364)

Total results of variable annuity hedge program	(29)	103	(64)	896
Other, net	(84)	(341)	(59)	(261)

Net realized capital gains (losses)	$11	$(681)	$(265)	$(597)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

The circumstances giving rise to the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•     Gross gains on sales for the three and six months ended June 30, 2010 were predominantly from investment grade corporate securities and U.S. Treasuries in order to take advantage of attractive market opportunities. Gross losses on sales resulted from real estate related and subordinated financial investments due to efforts to reduce portfolio risk.

•     Gross gains and losses on sales for the three and six months June 30, 2009 were predominantly within financial services, structured and government securities due to efforts to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Valuation allowances on mortgage loans	• For further information, see Valuation Allowances on Mortgage Loans within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program
•     The loss on GMWB derivatives, net, for the three and six months ended June 30, 2010 was primarily due to losses on higher implied market volatility of $196 and $82, respectively, and losses due to a general decrease in long-term interest rates of $192 and $214, respectively. The net gain on the macro hedge program was primarily the result of lower equity market valuation and appreciation of the Japanese yen.

•     The gain on GMWB derivatives, net, for the three months ended June 30, 2009 was primarily due to the relative outperformance of the underlying actively managed funds as compared to their respective indices of $239, lower implied market volatility of $232, an increase on long-term interest rates of $185, and liability model changes and assumption updates of $118. The gain on GMWB derivatives, net, for the six months ended June 30, 2009 was primarily due to liability model changes and assumption updates of $631, outperformance of the underlying actively managed funds as compared to their respective indices of $391, lower implied market volatility of $216, and an increase in long-term interest rates of $164. For more information, see Note 4a of the Notes to Condensed Consolidated Financial Statements. The net losses on the macro hedge program for the three and six months ended June 30, 2009 were primarily the result of a higher equity market valuation, lower implied market volatility and time decay.

Other, net
•     Other, net losses for the three and six months ended June 30, 2010 were primarily due to losses of $121 and $117, respectively, from a change in spot rates related to transactional foreign currency adjustments predominantly on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. Also included are losses of $38 and $87, respectively, related to the Japan 3Win foreign currency swaps driven by a decrease in U.S. interest rates. These losses are partially offset by gains of $56 and $74, respectively, related to other foreign currency strategies. Additional net gains of $48 for the six months ended June 30, 2010, were related to credit derivatives due to credit spreads widening.

•     Other, net losses for the three and six months ended June 30, 2009 primarily resulted from net losses of approximately $300 related to contingent obligations associated with the Allianz transaction and losses of $106 and $283, respectively, on credit derivatives. Also included for the six months ended June 30, 2009 were gains of $180 from the change in spot rates related to transactional foreign currency adjustments and $70 related to the change in value of the Allianz warrants.

GLOBAL ANNUITY — U.S.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income and other	$382		$319		20%	$758		$730		4%
Earned premiums	56		(4)		NM	85		(2)		NM
Net investment income	216		184		17%	416		368		13%
Net realized capital gains (losses)	(83)		(8)		NM	(131)		462		NM

Total revenues	571		491		16%	1,128		1,558		(28%)
Benefits, losses and loss adjustment expenses	385		90		NM	616		946		(35%)
Insurance operating costs and other expenses	132		124		6%	263		247		6%
Amortization of deferred policy acquisition costs and present value of future profits	264		39		NM	266		1,326		(80%)

Total benefits, losses and expenses	781		253		NM	1,145		2,519		(55%)
Income (loss) before income taxes	(210)		238		NM	(17)		(961)		98%
Income tax expense (benefit)	(103)		50		NM	(63)		(403)		84%

Net income (loss)	$(107)		$188		NM	$46		$(558)		NM

Assets Under Management
Variable annuity account values						$75,961		$75,613		—
Fixed MVA annuity and other account values [4]						12,579		11,949		5%

Total account values [1]						$88,540		$87,562		1%

Account Value and Assets Under Management Roll Forward
Variable Annuities
Account value, beginning of period	$85,320		$68,166			$84,679		$74,578
Net flows	(2,454)		(1,596)			(4,773)		(3,560)
Change in market value and other	(6,905)		9,043			(3,945)		4,595

Account value, end of period	$75,961		$75,613			$75,961		$75,613

Net Investment Spread	56	bps	22	bps		48	bps	2	bps

Expense Ratios
Individual Annuities
General insurance expense ratio	20.6	bps	23.4	bps		19.6	bps	22.6	bps
DAC amortization ratio [2]	236.1%		14.0%			97.1%		363.3%
DAC amortization ratio, excluding realized gains (losses) and DAC Unlocks [2] [3]	52.6%		71.0%			53.8%		68.0%

[1]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

[2]	Excludes the effects of realized gains and losses.

[3]	See Critical Accounting Estimates in the MD&A.

[4]	Includes $683 attributed to the transfer of Single Premium Immediate Annuity from Institutional effective January 1, 2010.
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Net income declined for the three months ended June 30, 2010 primarily related to the second quarter 2010 DAC Unlock charge of $180, after-tax, compared to a benefit of $253, after-tax, in second quarter 2009. The 2010 DAC Unlock charge was driven by equity market declines in the later half of the quarter compared to market improvements in the second quarter of 2009 and the impact of increased hedging costs in 2010.
Net income improved significantly for the six months ended June 30, 2010 driven by first quarter improvements in equity markets which resulted in a DAC Unlock benefit compared to a significant Unlock charge in the first quarter 2009. The 2010 improvement was partially offset by net realized capital losses, compared to gains in the first half of 2009, primarily as a result of the Company’s hedging activities.

For further discussion of the 2010 and 2009 Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income and other
•     Fee income and other increased as a result of higher average account values year over year. Average variable annuity account values increased by approximately $8.2 billion for the three months ended June 30, 2010, and $10.3 billion for the six months ended June 30, 2010 as compared to the respective prior year periods driven by improvements in equity markets partially offset by net outflows which remain high as deposit activity has declined driven by increased competition, particularly competition related to guaranteed living benefits.

Net investment income
•     For the three and six month periods ended June 30, 2010, net investment income increased primarily as a result of improved performance on limited partnership and other alternative investments of $35 and $68, respectively, in 2010 partially offset by a decrease in income on fixed maturities of $5 and $18, respectively due to a decline in short-term interest rates.

Net investment spread
•     Net investment spread increased primarily as a result of higher earned rates driven primarily by improved performance on limited partnerships and other alternative investments in 2010 which added 75 bps of return for the three months ended June 30, 2010, and 72 bps of return for the six months ended June 30, 2010 as compared to the prior year, partially offset by lower returns on fixed maturities of 35 bps for the three months ended June 30, 2010, and 20 bps for the six months ended June 30, 2010 as compared to the prior year and lower returns on mortgage loans of 13 bps for the three months ended June 30, 2010, and 10 bps for the six months ended June 30, 2010 as compared to the prior year.

Net realized capital gains (losses)
•     For the three month period ended June 30, 2010, the change in net realized capital gains (losses) is primarily related to GMWB dynamic hedging program losses of $387, as compared to gains of $621 in the comparable prior year period, offset by gains in the macro hedge program in 2010, as compared to losses in 2009.

•     For the six month period ended June 30, 2010, the change in net realized capital gains (losses) is primarily related to GMWB dynamic hedging program losses of $273, as compared to gains of $1,215 in the comparable prior year period, offset by gains in the macro hedge program in 2010, as compared to losses in 2009. Partially offsetting these losses were net realized gains on sales of securities of $71 in 2010 compared with net losses on sales of securities of $238 in 2009.

Benefits, losses and loss adjustment expenses
•     For the three month period ended June 30, 2010, benefits, losses and loss adjustment expenses increased as a result of the impact of the 2010 and 2009 Unlocks which resulted in a charge of $90 in 2010 compared with a benefit of $179 in 2009.

•     For the six month period ended June 30, 2010, benefits, losses and loss adjustment expenses declined as a result of the impact of the 2010 and 2009 Unlocks which resulted in a charge of $59 in 2010 compared with a charge of $399 in 2009.

Insurance operating costs and other expenses
•     For the three and six months ended June 30, 2010, insurance operating costs and other expenses have increased as compared to 2009 as an increase in trail commissions driven by increases in assets under management as a result of improved equity markets was largely offset by lower operating and wholesaling expenses driven by management’s active efforts to reduce expenses and lower sales levels.

General insurance expense ratio
•     The general insurance expense ratio declined as a result of management’s efforts to reduce expenses while the improving equity markets compared to 2009 have driven an increase in the average asset base.

Amortization of DAC	• For the three and six months ended June 30, 2010, amortization of DAC changed on a comparative period basis primarily as a result of the Unlocks.

DAC amortization ratio, excluding realized gains (losses) and DAC Unlocks
•     For the three and six months ended June 30, 2010, the DAC amortization ratio decreased due to rising gross profits driven by equity market appreciation, and improved returns from limited partnerships and other alternative investments, as previously discussed.

Income tax expense (benefit)
•     For the three and six months ended June 30, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. The six months ended June 30, 2010 and 2009 include separate account DRD benefits of $60 and $61, respectively. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GLOBAL ANNUITY — INTERNATIONAL

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income	$205		$199		3%	$417		$383		9%
Earned premiums	(2)		(1)		(100%)	(4)		(3)		(33%)
Net investment income	48		52		(8%)	81		96		(16%)
Net realized capital gains (losses)	(18)		(28)		36%	(91)		218		NM

Total revenues	233		222		5%	403		694		(42%)
Benefits, losses and loss adjustment expenses	115		(115)		NM	149		515		(71%)
Insurance operating costs and other expenses	50		81		(38%)	100		165		(39%)
Amortization of deferred policy acquisition costs and present value of future profits	65		49		33%	115		245		(53%)

Total benefits, losses and expenses	230		15		NM	364		925		(61%)
Income (loss) before income taxes	3		207		(99%)	39		(231)		NM
Income tax expense (benefit)	1		88		(99%)	14		(57)		NM

Net income (loss)	$2		$119		(98%)	$25		$(174)		NM

Assets Under Management — Japan
Japan variable annuity account values						$28,888		$29,272		(1%)
Japan fixed annuity and other account values						4,488		4,437		1%

Total assets under management — Japan						$33,376		$33,709		(1%)

Account Value and Assets Under Management Roll Forward
Japan Annuities
Account value, beginning of period	$34,673		$30,946			$34,886		$34,495
Net flows	(420)		(228)			(935)		(357)
Change in market value and other	(2,704)		2,230			(2,271)		1,508
Effect of currency translation	1,827		761			1,696		(1,937)

Account value, end of period	$33,376		$33,709			$33,376		$33,709

Expense Ratios
Global Annuity — International — Japan
General insurance expense ratio	29.4	bps	45.8	bps		28.7	bps	44.6	bps
DAC amortization ratio [1]	80.6%		(11.8%)			64.8%		736.4%
DAC amortization ratio excluding realized gains (losses) and DAC Unlocks [1] [2]	38.4%		44.2%			40.1%		48.1%

[1]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[2]
Excludes the effects of 3 Wins related charges for the six months ended June 30, 2009, of $62, pre-tax, on net income. Including the effects of 3 Wins related charges DAC amortization ratio would have been 68.9%.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Net income declined for the three months ended June 30, 2010 as a result of a second quarter Unlock charge in 2010 compared to an Unlock benefit in 2009, partially offset by favorable expenses due to realignment of the organization and reduction of expense structure.
Net income increased for the six months ended June 30, 2010 on a comparable period basis primarily driven by larger Unlock charges in 2009 as compared to 2010, and by favorable expenses due to realignment of the organization and reduction of expense structure. The 2010 improvement was partially offset by net realized capital losses, compared to gains in the first half of 2009.

For further discussion on the Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income
•     For the three and six months ended June 30, 2010 fee income increased primarily as a result of an increase of Japan’s average variable annuity account values. Average variable annuity account value increased due to yen appreciation partially offset by net outflows, due to the suspension of new sales in the second quarter of 2009, and market depreciation.

Net realized capital gains (losses)
•     For the three months ended June 30, 2010 the decrease in net realized capital losses is related to a number of drivers, including; favorable change in Macro hedges and currency gains predominantly on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, partially offset increases in the fair value of the Company’s GMWB derivatives and Japan 3Win contract hedges.

•     For the six months ended June 30, 2010 the change in net realized capital gains (losses) is related to a numbers of drivers, including; unfavorable change in currency losses predominantly on the internal reinsurance of the Japan variable annuity business, which is entirely offset in AOCI, increases in the fair value of the Company’s GMWB derivatives and hedges related to the fixed annuity business partially offset by favorable change in Macro and the Japan 3Win contract hedges.

Benefits, losses and loss adjustment expenses
•     For the three months ended June 30, 2010, benefits, losses and loss adjustment expense increased as a result of Unlock charges of $58 recognized in 2010 compared to an Unlock benefit of $180 in 2009.

•     For the six months ended June 30, 2010, benefits, losses and loss adjustment expense decreased because of financial impacts associated with the improvement of the equity markets since the first quarter of 2009. In the first quarter of 2009, depressed equity markets caused a higher GMDB net amount at risk, higher claims costs and 3 Win related charges of $60. Additionally, in 2010 there was an Unlock charge of $38 compared to an Unlock charge in 2009 of $332.

Insurance operating costs and other expenses
•     For the three and six months ended June 30, 2010 insurance operating costs and other expenses decreased due to expense savings associated with the restructuring of the Global Annuity — International operations.

General insurance expense ratio	• For the three and six months ended June 30, 2010 Japan general insurance expense ratio decreased due to the restructuring of Japan’s operations and active expense management.

Amortization of DAC	• For the three and six months ended June 30, 2010, amortization of DAC changed on a comparative period basis primarily as a result of the Unlocks.

DAC amortization ratio, excluding realized gains (losses) and DAC Unlocks	• For the three and six months ended June 30, 2010, the DAC amortization ratio decreased due to rising gross profits driven by equity market appreciation and expense management.

Income tax expense (benefit)
•     The effective tax rate in 2010 differs from the statutory rate of 35% primarily due to varying tax rates by country. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

RETIREMENT

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income and other	$261		$204		28%	$519		$384		35%
Earned premiums	2		1		100%	4		2		100%
Net investment income	91		74		23%	170		147		16%
Net realized capital gains (losses)	6		(80)		NM	(9)		(139)		94%

Total revenues	360		199		81%	684		394		74%
Benefits, losses and loss adjustment expenses	70		68		3%	133		142		(6%)
Insurance operating costs and other expenses	202		180		12%	403		347		16%
Amortization of deferred policy acquisition costs and present value of future profits	37		10		NM	57		105		(46%)

Total benefits, losses and expenses	309		258		20%	593		594		—
Income (loss) before income taxes	51		(59)		NM	91		(200)		NM
Income tax expense (benefit)	14		(23)		NM	34		(78)		NM

Net income (loss)	$37		$(36)		NM	$57		$(122)		NM

Assets Under Management
Retirement Plans
403(b)/457 account values						$11,017		$9,955		11%
401(k) account values						16,926		13,535		25%
401(k)/403(b) mutual funds						15,848		15,342		3%

Total Retirement Plans assets under management						43,791		38,832		13%

Mutual Funds
Mutual fund assets under management [1] [2]						88,161		35,693		147%
Total assets under management						$131,952		$74,525		77%

Total assets under administration — 401(k)						$5,348		$5,372		—

Account Value and Assets Under Management Roll Forward
Retirement Plans Group Annuities
Account value, beginning of period	$29,278		$21,852			$27,258		$22,198
Net flows	539		(585)			1,469		46
Transfers in of Maturity Funding	—		—			194		—
Change in market value and other	(1,874)		2,223			(978)		1,246

Account value, end of period [3]	$27,943		$23,490			$27,943		$23,490

401(k) / 403(b) Mutual Funds
Assets under management, beginning of period	$17,186		$14,144			$16,704		$14,838
Net sales/(redemptions)	(300)		(697)			(535)		(640)
Change in market value and other	(1,038)		1,895			(321)		1,144

Assets under management, end of period	$15,848		$15,342			$15,848		$15,342

Non Proprietary Mutual Funds [4]
Assets under management, beginning of period	$53,299		$29,543			$44,031		$32,710
Transfer in of Investment-Only and Canadian mutual funds	—		—			5,617		—
Net sales	896		1,157			2,362		690
Change in market value and other [1]	(5,436)		4,993			(3,251)		2,293

Assets under management, end of period [1]	$48,759		$35,693			$48,759		$35,693

Proprietary Mutual Funds [5]
Assets under management, beginning of period	$44,403		$—			$—		$—
Transfers in of insurance product mutual funds	—		—			43,890		—
Net sales	(1,140)		—			(2,464)		—
Change in market value and other	(3,861)		—			(2,024)		—

Assets under management, end of period	$39,402		$—			$39,402		$—

Net Investment Spread
Retirement Plans	135	bps	59	bps		128	bps	53	bps

[1]	Includes amount attributed to the transfer of Investment-Only mutual funds and Canada Operations effective January 1, 2010.

[2]	Includes Proprietary mutual funds effective January 1, 2010.

[3]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[4]	Includes Retail mutual funds, Investment-Only mutual funds, Canadian mutual funds and 529 college savings plan assets.

[5]	Includes mutual funds sponsored by the Company which are owned by the separate accounts of the Company to support insurance and investment products sold by the Company.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
For the three month period ended June 30, 2010 as compared to 2009, net income in Retirement increased due to increases in fee income, and net realized capital gains compared to net realized capital losses.
For the six month period ended June 30, 2010 as compared to 2009, net income increased due to increases in fee income, lower net realized capital losses and lower DAC amortization as a result of the first quarter 2009 unlock.
For further discussion of the Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income:

Fee income and other
•     For the three month period ended June 30, 2010, the increase in fee income and other is primarily due to the inclusion of the Investment-Only and Proprietary mutual funds and Canadian Operations, which have contributed $27 of fee income, along with the improvements in equity markets on a year-over-year basis and increased deposit activity.

•     For the six month period ended June 30, 2010, fee income and other increased primarily due to increases in average assets under management resulting from improvements in equity markets and increased deposit activity as equity market improvements created an environment where investors were willing to re-enter the capital markets. Over the past 12 months, $2.6 billion of net flows and $4.2 billion of market activity have increased retail mutual funds fee income by $57 over the prior year. In addition, the inclusion of the Investment-Only and Proprietary mutual funds and Canadian Operations has contributed $55 of fee income.

Net investment income	• For the three and six month periods ended June 30, 2010, net investment income increased primarily due to improved performance on limited partnerships and other alternative investments.

Net investment spread
•     Net investment spread increased primarily as a result of higher earned rates driven primarily by improved performance on limited partnerships and other alternative investments in 2010 which added 55 bps of return for the three months ended June 30, 2010, and 60 bps of return for the six months ended June 30, 2010 as compared to the prior year along with lower crediting rates of 20 bps for the three months ended June 30, 2010, and 17 bps for the six months ended June 30, 2010 as compared to the prior year.

Net realized capital gains (losses)	• The change in net realized capital gains (losses) for the three months ended June 30, 2010 is driven by higher losses on derivatives and impairments in the second quarter of 2009.

• For the six months ended June 30, 2010, net realized capital losses were lower due to higher losses on derivatives, trading losses and impairments in the first and second quarter of 2009.

Insurance operating costs and other expenses
•     For the three and six months ended June 30, 2010, insurance operating costs and other expenses increased primarily due to higher trail commissions driven by higher average account value as a result of improvements in equity markets, and the inclusion of expenses of $15 and $32, respectively, associated with Investment-Only and Proprietary mutual funds and Canadian Operations.

Amortization of DAC	• For the three months ended June 30, 2010, amortization of DAC increased due to higher gross profits in the second quarter of 2010 compared to 2009.

•     For the six months ended June 30, 2010 amortization of DAC decreased on a comparative period prior year basis as a result of the DAC Unlock in the first quarter of 2009 partially offset by higher gross profits in the first half of 2010.

Income tax expense (benefit)
•     The effective tax rate for 2010 differs from the statutory rate of 35% primarily due to permanent tax differences for DRD that are partially offset by a valuation allowance on deferred tax benefits related to certain realized losses recorded in the six months ended June 30, 2010. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

INDIVIDUAL LIFE

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income and other	$239		$238		—	$481		$530		(9%)
Earned premiums	(23)		(20)		(15%)	(45)		(39)		(15%)
Net investment income	104		84		24%	197		163		21%
Net realized capital gains (losses)	61		(47)		NM	33		(80)		NM

Total revenues	381		255		49%	666		574		16%
Benefits, losses and loss adjustment expenses	152		147		3%	317		311		2%
Insurance operating costs and other expenses	46		46		—	92		94		(2%)
Amortization of deferred policy acquisition costs and present value of future profits	42		41		2%	89		180		(51%)

Total benefits, losses and expenses	240		234		3%	498		585		(15%)
Income (loss) before income taxes	141		21		NM	168		(11)		NM
Income tax expense (benefit)	46		5		NM	57		(9)		NM

Net income (loss)	$95		$16		NM	$111		$(2)		NM

Account Values
Variable universal life insurance						$5,507		$5,049		9%
Universal life insurance [1]						5,873		5,510		7%

Total account values						$11,380		$10,559		8%

Life Insurance In-Force
Variable universal life insurance						$76,445		$76,946		(1%)
Universal life insurance [1]						56,571		54,084		5%
Term life						72,625		67,010		8%

Total life insurance in-force						$205,641		$198,040		4%

Net Investment Spread	176	bps	88	bps		153	bps	77	bps

Death Benefits	$82		$78			$175		$172

[1]	Includes Universal Life, Interest Sensitive Whole Life, Modified Guaranteed Life Insurance and other.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Net income increased as a result of net realized capital gains, improved net investment income and the impacts of the DAC Unlocks. For further discussion of the DAC Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income and other	• Fee income and other decreased for the six months ended June 30, 2010 primarily due to the impact of the DAC Unlock in the first six months of 2009.

Earned premiums
•     Earned premiums, which include premiums for ceded reinsurance, decreased compared to the prior year periods primarily due to higher ceded reinsurance premiums due to the aging of the life insurance in-force.

Net investment income	• Net investment income increased primarily due to improved performance of limited partnerships and other alternative investments and fixed maturities.

Net investment spread
•     Net investment spread increased for the three and six months ended June 30, 2010 primarily related to improved performance of limited partnerships and other alternative investments of 59 bps and 62 bps, respectively, improved performance of fixed maturities of 42 bps and 33 bps, respectively, and lower average credited rates of 22 bps and 18 bps, respectively.

Amortization of DAC
•     Amortization of DAC decreased for the six months ended June 30, 2010 primarily as a result of the Unlock charge of $98 in the first six months of 2009. DAC amortization had a partial offset in amortization of deferred revenues, which drove the decrease in fee income noted above.

Income tax expense (benefit)
•     The effective tax rate for 2010 differs from the statutory rate of 35% primarily due to the recognition of separate account DRD partially offset by a valuation allowance on deferred tax benefits related to certain realized losses recorded in the six months ended June 30, 2010. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Premiums and other considerations	$1,074	$1,074	—	$2,176	$2,212	(2%)
Net investment income	110	102	8%	217	193	12%
Net realized capital gains (losses)	23	(41)	NM	32	(38)	NM

Total revenues	1,207	1,135	6%	2,425	2,367	2%
Benefits, losses and loss adjustment expenses	846	822	3%	1,689	1,682	—
Insurance operating costs and other expenses	281	287	(2%)	564	551	2%
Amortization of deferred policy acquisition costs	15	15	—	31	29	7%

Total benefits, losses and expenses	1,142	1,124	2%	2,284	2,262	1%
Income before income taxes	65	11	NM	141	105	34%
Income tax expense (benefit)	17	(3)	NM	42	22	91%

Net income	$48	$14	NM	$99	$83	19%

Earned Premiums and Other
Fully insured — ongoing premiums	$1,041	$1,066	(2%)	$2,093	$2,192	(5%)
Buyout premiums	21	—	—	58	—	—
Other	12	8	50%	25	20	25%

Total earned premiums and other	$1,074	$1,074	—	$2,176	$2,212	(2%)

Fully insured ongoing sales, excluding buyouts	$101	$89		$397	$489

Ratios, excluding buyouts
Loss ratio	78.3%	76.5%		77.0%	76.0%
Loss ratio, excluding financial institutions	84.1%	81.8%		82.6%	80.2%
Expense ratio	28.1%	28.1%		28.1%	26.2%
Expense ratio, excluding financial institutions	23.5%	23.4%		23.3%	22.4%
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Net income increased as a result of net realized capital gains and improved net investment income, partially offset by higher claim costs.
The following factors contributed to the changes in net income:

Premiums and other considerations	• Premiums and other considerations decreased for the six months ended June 30, 2010 due to lower sales and reductions in covered lives within our customer base.

Net investment income	• Net investment income increased due to higher weighted average portfolio yields primarily due to improved performance on limited partnerships and other alternative investments.

Benefits, losses and loss adjustment expenses/Loss ratio
•     The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was higher compared to the prior year periods due primarily to unfavorable morbidity experience from higher incidence and lower claim terminations.

Expense ratio and insurance operating costs and other expenses
•     The segment’s expense ratio, excluding buyouts, increased for the six months ended June 30, 2010 compared to the prior year period primarily due to higher commission expense on the experience rated financial institution business and higher acquisition costs.

Income tax expense (benefit)
•     The effective tax rate for 2010 differs from the statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

INSTITUTIONAL

	Three Months Ended					Six Months Ended
	June 30,					June 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income and other	$44		$38		16%	$87		$78		12%
Earned premiums	3		74		(96%)	13		282		(95%)
Net investment income	234		220		6%	455		414		10%
Net realized capital losses	(8)		(95)		92%	(84)		(334)		75%

Total revenues	273		237		15%	471		440		7%
Benefits, losses and loss adjustment expenses	253		323		(22%)	519		770		(33%)
Insurance operating costs and other expenses	16		17		(6%)	29		44		(34%)
Amortization of deferred policy acquisition costs	8		2		NM	16		7		129%

Total benefits, losses and expenses	277		342		(19%)	564		821		(31%)
Loss before income taxes	(4)		(105)		96%	(93)		(381)		76%
Income tax benefit	(3)		(39)		92%	(4)		(141)		97%

Net loss	$(1)		$(66)		98%	$(89)		$(240)		63%

Assets Under Management
Institutional account values [1][2]						$19,950		$23,928		(17%)
Private Placement Life Insurance account values [2][3]						35,049		32,594		8%
Mutual fund assets under management [4]						—		3,654		(100%)

Total assets under management						$54,999		$60,176		(9%)

Net Investment Spread
Stable Value (GICs, Funding Agreements, Funding Agreement Backed Notes and Consumer Notes)	(24	) bps	(31	) bps		(50	) bps	(54	) bps

Expense Ratios
General insurance expense ratio	7.9	bps	10.7	bps		7.5	bps	10.7	bps

[1]	Single Premium Immediate Annuity and Maturity Funding were transferred to Global Annuity — U.S. and Retirement, respectively, from Institutional effective January 1, 2010.

[2]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

[3]	Includes Leveraged PPLI amounts transferred from Other effective January 1, 2010.

[4]	Investment-Only mutual funds were transferred to Retirement effective January 1, 2010.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
For the three and six month periods ending June 30, 2010, the net loss in Institutional decreased primarily due to lower net realized capital losses and improved net investment spread due to improved performances on limited partnerships and other alternative investments, as compared to prior periods. Further discussion of the net loss is presented below:

Fee income and other	• Fee income and other, for the three and six months ended June 30, 2010, increased as a result of the net transfers of the Leveraged PPLI and Investment-Only mutual funds.

Earned premiums
•     Earned premiums, for the three and six months ended June 30, 2010, decreased compared to the prior year due to management’s decision to suspend sales. The decrease in earned premiums was offset by a decrease in benefits, losses and loss adjustment expenses.

Net investment income
•     Net investment income, for the three and six months ended June 30, 2010, increased primarily due to the improved performance on limited partnerships and other alternative investments, and the inclusion of net investment income associated with the transfer of Leveraged PPLI from Life Other effective January 1, 2010. This increase is partially offset by lower yield on fixed maturity assets driven by the decline in short term interest rates.

Net investment spread
•     Stable Value net investment spreads, for the three and six months ended June 30, 2010, were less unfavorable due to improved performance on limited partnership and other alternative investments of 72 bps and 85 bps, respectively, and a decline in interest credited due to the Company opting to accelerate the repayment of principal for certain stable value products of 75 bps and 44 bps, respectively. The variance is partially offset by a decline in yields on fixed maturity assets of 140 bps and 125 bps, respectively.

Net realized capital losses	• Net realized capital losses, for the three and six months ended June 30, 2010, were lower due to significantly less impairments on investment securities.

Benefits, losses and loss adjustment expenses
•     Benefits, losses and loss adjustment expenses, for the three and six months ended June 30, 2010, were lower driven by the Company’s execution on its call and buyback strategy associated with stable value products, which reduced the related liabilities, and a decrease in earned premiums associated with management’s decision to suspend sales.

Insurance operating costs and expenses and general insurance expense ratio
•     Insurance operating costs and other expenses decreased, for the three and six months ended June 30, 2010, primarily due to active expense management efforts and the transition of expenses associated with products aligned to other segments.

Income tax benefit
•     The effective tax rate for the six months ended June 30, 2010 differs from the statutory rate of 35% primarily due to a 2010 valuation allowance on deferred tax benefits related to certain realized losses. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

LIFE OTHER

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Fee income and other [1]	$47	$51	(8%)	$90	$98	(8%)
Net investment income (loss):
Securities available-for sale and other	4	23	(83%)	15	47	(68%)
Equity securities, trading [2]	(2,649)	2,523	NM	(1,948)	1,799	NM

Total net investment income (loss)	(2,645)	2,546	NM	(1,933)	1,846	NM
Net realized capital losses	(6)	(30)	80%	(11)	(53)	79%

Total revenues	(2,604)	2,567	NM	(1,854)	1,891	NM
Benefits, losses and loss adjustment expenses	(20)	19	NM	(39)	47	NM
Benefits, losses and loss adjustment expenses — returns credited on International variable annuities [2]	(2,649)	2,523	NM	(1,948)	1,799	NM
Insurance operating costs and other expenses [1]	49	109	(55%)	91	148	(39%)
Amortization of deferred policy acquisition costs and present value of future profits	(1)	—	—	(1)	—	—

Total benefits, losses and expenses	(2,621)	2,651	NM	(1,897)	1,994	NM
Income (loss) before income taxes	17	(84)	NM	43	(103)	NM
Income tax expense (benefit)	3	(25)	NM	18	(34)	NM

Net income (loss)	$14	$(59)	NM	$25	$(69)	NM

[1]	Includes the fee income and commission expense associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries.

[2]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the Global Annuity — International variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

Net realized capital losses	• Net realized capital losses were lower due to less impairments on investment securities on a three and six month comparative basis.

Net investment income (loss) — securities available for sale and other
•     Declines in net investment income are reflective of the transfer of Leveraged PPLI to the Institutional segment effective January 1, 2010, partially offset by higher earnings on limited partnerships and other alternative investments.

Benefits losses and loss adjustment expenses	• Benefits losses and loss adjustment expense declined from the comparable prior period due to the transfer of Leveraged PPLI. The 2010 amounts are reflective of intersegment eliminations.

Insurance operating costs and other expenses
•     Lower insurance operating costs and other expenses for the three and six months ended June 30, 2010 are due to restructuring costs, such as severance benefits and other costs associated with the suspension of sales in International’s Japan and European operations, recognized in the second quarter of 2009. See Note 17 of the Notes to Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report for further details on the Company’s restructuring, severance and other costs.

Income tax expense (benefit)
•     For the six months ended June 30, 2010, the effective rate differs from the statutory rate of 35% primarily due to the recognition of a deferred tax benefit valuation allowance related to certain realized losses. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

PERSONAL LINES

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2010	2009	Change	2010	2009	Change
Written premiums	$1,033	$1,045	(1%)	$1,974	$1,989	(1%)
Change in unearned premium reserve	39	60	(35%)	(15)	25	NM

Earned premiums	994	985	1%	1,989	1,964	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	685	649	6%	1,351	1,276	6%
Current accident year catastrophes	146	110	33%	187	152	23%
Prior accident years	(5)	—	—	(12)	10	NM

Total losses and loss adjustment expenses	826	759	9%	1,526	1,438	6%
Amortization of deferred policy acquisition costs	168	168	—	336	334	1%
Insurance operating costs and expenses	73	68	7%	146	127	15%

Underwriting results	$(73)	$(10)	NM	$(19)	$65	NM

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Written Premiums	2010	2009	Change	2010	2009	Change
Business Unit
AARP	$752	$763	(1%)	$1,423	$1,444	(1%)
Agency	267	268	—	525	517	2%
Other	14	14	—	26	28	(7%)

Total	$1,033	$1,045	(1%)	$1,974	$1,989	(1%)

Product Line
Automobile	$719	$742	(3%)	$1,413	$1,449	(2%)
Homeowners	314	303	4%	561	540	4%

Total	$1,033	$1,045	(1%)	$1,974	$1,989	(1%)

Earned Premiums
Business Unit
AARP	$716	$709	1%	$1,431	$1,412	1%
Agency	264	261	1%	530	522	2%
Other	14	15	(7%)	28	30	(7%)

Total	$994	$985	1%	$1,989	$1,964	1%

Product Line
Automobile	$710	$711	—	$1,422	$1,415	—
Homeowners	284	274	4%	567	549	3%

Total	$994	$985	1%	$1,989	$1,964	1%

Premium Measures	2010	2009		2010	2009

Policies in-force end of period
Automobile				2,341,594	2,375,240
Homeowners				1,479,749	1,471,287

Total policies in-force end of period				3,821,343	3,846,527

New business written premium
Automobile	$82	$124		$175	$239
Homeowners	$30	$40		$60	$71

Policy count retention
Automobile	84%	86%		84%	86%
Homeowners	85%	86%		85%	86%

Renewal written pricing increase
Automobile	6%	3%		6%	3%
Homeowners	9%	5%		9%	5%

Renewal earned pricing increase
Automobile	4%	4%		4%	4%
Homeowners	7%	6%		6%	6%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Ratios and Supplemental Data	2010	2009	Change	2010	2009	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.9	65.9	(3.0)	67.9	65.0	(2.9)
Current accident year catastrophes	14.6	11.2	(3.4)	9.4	7.7	(1.7)
Prior accident years	(0.4)	—	0.4	(0.6)	0.5	1.1

Total loss and loss adjustment expense ratio	83.1	77.0	(6.1)	76.7	73.2	(3.5)
Expense ratio	24.3	24.0	(0.3)	24.2	23.5	(0.7)

Combined ratio	107.4	101.0	(6.4)	100.9	96.7	(4.2)

Catastrophe ratio
Current year	14.6	11.2	(3.4)	9.4	7.7	(1.7)
Prior years	0.5	0.8	0.3	0.2	1.0	0.8

Total catastrophe ratio	15.1	12.0	(3.1)	9.5	8.7	(0.8)

Combined ratio before catastrophes	92.3	89.0	(3.3)	91.4	88.0	(3.4)
Combined ratio before catastrophes and prior accident years development	93.2	89.8	(3.4)	92.2	88.4	(3.8)

Other revenues [1]	$41	$35	17%	$83	$72	15%

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Combined Ratios	2010	2009	Change	2010	2009	Change
Automobile	98.7	95.6	(3.1)	96.2	92.4	(3.8)
Homeowners	128.8	114.9	(13.9)	112.9	107.6	(5.3)

Total	107.4	101.0	(6.4)	100.9	96.7	(4.2)

Underwriting results, premium measures and ratios
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
For the three- and six-month periods, underwriting results decreased by $63 and $84, respectively, with a corresponding increase in the combined ratio of 6.4 points and 4.2 points, respectively.
Earned premiums
Earned premiums grew by $9 and $25 for the three- and six-month periods, respectively, with earned premium growth in both AARP and Agency.
•
AARP earned premiums grew $7 and $19, respectively, for the three- and six-month periods, due primarily to new business written premium growth through the third quarter of 2009 driven by increased direct marketing spend, higher auto policy conversion rates and cross-selling homeowners’ insurance to insureds who have auto policies. Partly offsetting the growth was the effect of a decrease in new business and policy count retention since the third quarter of 2009 for both auto and homeowners.

•
Agency earned premiums increased by $3 and $8, respectively, for the three- and six-month periods, due primarily to new business written premium growth through the first quarter of 2010 driven by an increase in the number of agency appointments and the number of policy quotes. Partly offsetting the growth was the effect of a decrease in average renewal earned premium per policy for auto business.

Auto earned premiums were relatively flat for the three-month period and increased by $7 for the six-month period as new business written premium growth through the fourth quarter of 2009 was largely offset by a decrease in average renewal earned premium per policy and a decrease in new business and policy count retention in the first six months of 2010. Despite 4% auto earned pricing increases for the three- and six-month periods, average renewal earned premium per policy for auto declined in the first six months of 2010 due to a shift to more preferred market segment business and a greater concentration of business in states and territories with lower average premium. Homeowners’ earned premiums grew by $10 and $18, respectively, for the three- and six-month periods due primarily to new business written premium growth through the fourth quarter of 2009 and the effect of increases in earned pricing, partially offset by a decrease in new business and policy count retention in the first six months of 2010.

New business written premium
•     Auto new business written premium decreased by $42, or 34%, and by $64, or 27%, for the three- and six-month periods respectively, due primarily to the effect of written pricing increases and underwriting actions that lowered the policy issue rate on direct marketing responses and agency business quotes. Homeowners’ new business written premium decreased by $10, or 25%, and by $11, or 15%, for the three- and six- month periods respectively, as the effect of pricing and underwriting actions lowering the policy issue rate on direct marketing responses and agency business quotes was partially offset by an increase in the cross-sale of homeowners’ insurance to insureds who have auto policies.

Policy count retention
•     Policy count retention for auto decreased by 2% in both the three and six months ended June 30, 2010 driven by the effect of 6% renewal written pricing increases and underwriting actions. Policy count retention for homeowners decreased 1% in both the three and six months ended June 30, 2010, driven by the effect of 9% renewal written pricing increases and underwriting actions, partially offset by the effect of the Company’s non-renewal of Florida homeowners’ Agency business in 2009.

Renewal earned pricing increase
•     For both the three and six months ended June 30, 2010, auto renewal earned pricing increased 4% due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ renewal earned pricing increased by 7% in the three-month period and by 6% in the six-month period due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.

Policies in-force	• Compared to June 30, 2009, the number of policies in-force as of June 30, 2010 decreased by 1% in auto, driven by a decrease in AARP policy retention, and was relatively flat for homeowners.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
For the three- and six-month periods, Personal Lines current accident year losses and loss adjustment expenses before catastrophes increased by $36 and $75, respectively, primarily due to the increase in the current accident year loss and loss adjustment expense ratio before catastrophes and, to a lesser extent for the six-month period, the increase in earned premium.
The current accident year loss and loss adjustment expense ratio before catastrophes increased by 3.0 points for the three-month period, driven by a 2.8 point increase for auto and a 4.2 point increase for home, and by 2.9 points for the six-month period, driven by a 3.5 point increase for auto and a 1.9 point increase for home. The increase for auto was primarily due to higher auto physical damage emerged frequency and higher expected auto liability loss costs relative to average premium per policy. The increase for home was due to increased expected ultimate severity and, for the six-month period, increased frequency of non-catastrophe weather claims. While claim frequency for home would typically be lower given the shift to more preferred market segment business and a greater concentration of business in states and territories with lower average premium, frequency was up in the six-month period and was flat in the three-month period given an increase in non-catastrophe weather claims.
Current accident year catastrophes
Current accident year catastrophes were up $36 and $35, respectively, for the three- and six-month periods due to more severe windstorm events in the second quarter of 2010, particularly from hail. Catastrophe losses in the three- and six-month periods in 2010 primarily included losses from tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast and, in the six-month period, losses from winter storms in the Mid-Atlantic and Northeast. Catastrophe losses in the three- and six-month periods in 2009 primarily included losses from windstorms in Texas and the Midwest.
Prior accident year reserve development
For the three-month period, prior accident year reserve development improved from no prior accident year reserve development in 2009 to a net favorable $5 of prior accident year reserve development in 2010. For the six-month period, prior accident year reserve development improved from $10 of net unfavorable prior accident year reserve development in 2009 to $12 of net favorable prior accident year reserve development in 2010. Net favorable reserve development in 2010 included, among other reserve changes, releases of AARP and Agency auto liability reserves of $24 and $41 for the three- and six-month periods, respectively, primarily related to the 2007 through 2009 accident years, largely offset by strengthening of AARP and Agency homeowners reserves of $9 and $24, respectively. Net unfavorable reserve development in 2009 included $43 of reserve strengthenings, including an $18 strengthening of reserves for homeowners’ business, largely offset by $33 of releases of reserves for auto liability claims, primarily related to accident years 2005 to 2007.
Operating expenses
For the three-month period, the expense ratio increased by 0.3 points due largely to an increase in IT costs. For the six-month period, the expense ratio increased by 0.7 points due largely to a $7 reduction of TWIA assessments recognized in 2009, a $4 legal settlement in 2010 and an increase in IT and compensation-related costs.

SMALL COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2010	2009	Change	2010	2009	Change
Written premiums	$662	$643	3%	$1,356	$1,336	1%
Change in unearned premium reserve	14	—	—	71	41	73%

Earned premiums	648	643	1%	1,285	1,295	(1%)
Losses and loss adjustment expenses
Current accident year before catastrophes	349	340	3%	715	702	2%
Current accident year catastrophes	45	23	96%	66	29	128%
Prior accident years	(16)	10	NM	(34)	15	NM

Total losses and loss adjustment expenses	378	373	1%	747	746	—
Amortization of deferred policy acquisition costs	156	155	1%	310	312	(1%)
Insurance operating costs and expenses	52	41	27%	83	76	9%

Underwriting results	$62	$74	(16%)	$145	$161	(10%)

Premium Measures	2010	2009		2010	2009

New business premium	$126	$120		$256	$239
Policy count retention	83%	81%		84%	81%
Renewal written pricing increase	3%	—		2%	—
Renewal earned pricing decrease	—	—		—	—
Policies in-force end of period				1,107,779	1,060,482

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Ratios	2010	2009	Change	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	53.7	52.8	(0.9)	55.6	54.2	(1.4)
Current accident year catastrophes	6.9	3.6	(3.3)	5.1	2.3	(2.8)
Prior accident years	(2.4)	1.5	3.9	(2.6)	1.2	3.8

Total loss and loss adjustment expense ratio	58.2	58.0	(0.2)	58.0	57.6	(0.4)
Expense ratio	32.1	30.4	(1.7)	31.5	29.8	(1.7)
Policyholder dividend ratio	0.1	0.2	0.1	(0.8)	0.1	0.9

Combined ratio	90.4	88.6	(1.8)	88.7	87.6	(1.1)

Catastrophe ratio
Current year	6.9	3.6	(3.3)	5.1	2.3	(2.8)
Prior years	—	(0.3)	(0.3)	(0.2)	(0.1)	0.1

Total catastrophe ratio	6.9	3.3	(3.6)	4.9	2.2	(2.7)

Combined ratio before catastrophes	83.5	85.3	1.8	83.7	85.4	1.7
Combined ratio before catastrophes and prior accident years development	85.9	83.4	(2.5)	86.2	84.1	(2.1)
Underwriting results, premium measures and ratios
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Underwriting results decreased by $12 and $16, with a corresponding 1.8 point and 1.1 point increase in the combined ratio for the three and six months ended June 30, 2010, respectively.
Earned premiums
Earned premiums for the Small Commercial segment increased by $5 for the three-month period and decreased by $10 for the six-month period. The increase in earned premiums for the three-month period was primarily due to an increase in earned premiums for workers’ compensation business. For the six-month period, the decrease in earned premium was primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last twelve months for all lines of business. While the Company has focused on increasing new business from its agents and expanding writings in certain territories, the effects of the economic downturn have contributed to the decrease in earned premiums in the first six months of 2010.

New business premium
•    New business written premium was up $6, or 5%, and $17 or 7% for the three and six months ended June 30, 2010, respectively, primarily driven by an increase in package business and the impact from the rollout of a new business owners policy product during 2009.

Policy count retention	• Policy count retention increased in both the three-and six-month periods in all lines of business, as the trend in mid-term cancellations improved in 2010.

Renewal earned pricing decrease
•    For both the three-and six-month periods, renewal earned pricing was flat as an increase in renewal earned pricing for package business was offset by a decrease for workers’ compensation. The earned pricing changes were primarily a reflection of written pricing changes over the last year. In addition to the effect of written pricing decreases in workers’ compensation in 2009, average premium per policy in Small Commercial has declined due to a reduction in the payrolls of workers’ compensation insureds.

Policies in-force
•    The number of policies-in-force increased by 4% from June 30, 2009 to June 30, 2010. While earned premiums have increased by 1% for the three-month period, earned premiums have decreased by 1% for the six-month period, reflecting the decrease in average premium per policy. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Small Commercial’s current accident year losses and loss adjustment expenses before catastrophes increased by $9 and $13, respectively, for three and six months ended June 30, 2010, primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The increase in the current accident year loss and loss adjustment expense ratio before catastrophes for both the three- and six-month periods was primarily due to a higher loss and loss adjustment expense ratio on package business and workers’ compensation. The higher loss and loss adjustment expense ratio for package business and workers’ compensation was primarily driven by less favorable expected loss costs due to less favorable expected claim severity for package business and less favorable expected claim frequency for workers’ compensation.
Current accident year catastrophes
Current accident year catastrophe losses increased by $22 and $37, respectively, for the three and six months ended June 30, 2010, as losses in 2010 from tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast were higher than catastrophe losses in 2009 from windstorms and tornadoes in the Midwest.
Prior accident year reserve development
Prior accident year development changed from net unfavorable development of $10 and $15, respectively, for the three and six months ended June 30, 2009 to net favorable development of $16 and $34, respectively, for the three and six months ended June 30, 2010. There were no significant prior accident year reserve developments in the first quarter of 2010. Net favorable prior accident year development of $16 and $34, respectively, for the three and six months ended June 30, 2010 included, among other reserve changes, a $12 release of reserves for commercial auto claims.
Net unfavorable prior accident year development of $10 for the three months ended June 30, 2009 included a $20 strengthening of reserves for package business related to accident years 2007 and 2008. Net unfavorable prior accident year development of $15 for the six months ended June 30, 2009 included $36 of strengthening of reserves for package business, partially offset by a $13 release of workers’ compensation reserves.
Operating expenses
Insurance operating costs and expenses increased by $11 and $7, respectively, for the three and six months ended June 30, 2010. The increase in the three-month period was primarily due to an increase in taxes, licenses and fees driven by $9 of reserve strengthening for other state funds and taxes. The increase in the six-month period was primarily driven by $9 of reserve strengthening for other state funds and taxes, a $5 reduction in TWIA assessments recognized in 2009 and an increase in compensation-related costs, largely offset by a $12 decrease in the estimated amount of dividends payable to certain workers’ compensation policyholders as a result of fewer dividend policies being sold.

MIDDLE MARKET

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2010	2009	Change	2010	2009	Change
Written premiums	$446	$482	(7%)	$956	$1,008	(5%)
Change in unearned premium reserve	(41)	(56)	27%	(32)	(78)	59%

Earned premiums	487	538	(9%)	988	1,086	(9%)
Losses and loss adjustment expenses
Current accident year before catastrophes	311	331	(6%)	642	690	(7%)
Current accident year catastrophes	38	8	NM	53	24	121%
Prior accident years	(7)	(22)	68%	(23)	(80)	71%

Total losses and loss adjustment expenses	342	317	8%	672	634	6%
Amortization of deferred policy acquisition costs	116	123	(6%)	233	248	(6%)
Insurance operating costs and expenses	51	42	21%	93	79	18%

Underwriting results	$(22)	$56	NM	$(10)	$125	NM

Premium Measures	2010	2009		2010	2009
New business premium	$99	106		$218	$221
Policy count retention	78%	76%		80%	77%
Renewal written pricing decrease	—	(1%)		—	(2%)
Renewal earned pricing decrease	(1%)	(4%)		(1%)	(5%)
Policies in-force as of end of period				96,535	96,574

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Ratios	2010	2009	Change	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.9	61.6	(2.3)	65.0	63.6	(1.4)
Current accident year catastrophes	7.8	1.6	(6.2)	5.4	2.2	(3.2)
Prior accident years	(1.4)	(4.2)	(2.8)	(2.4)	(7.4)	(5.0)

Total loss and loss adjustment expense ratio	70.3	59.1	(11.2)	68.0	58.4	(9.6)
Expense ratio	33.9	29.8	(4.1)	32.6	29.5	(3.1)
Policyholder dividend ratio	0.4	0.6	0.2	0.4	0.5	0.1
Combined ratio	104.6	89.5	(15.1)	101.0	88.5	(12.5)

Catastrophe ratio
Current year	7.8	1.6	(6.2)	5.4	2.2	(3.2)
Prior years	0.8	(0.8)	(1.6)	0.2	(0.9)	(1.1)

Total catastrophe ratio	8.6	0.8	(7.8)	5.6	1.3	(4.3)

Combined ratio before catastrophes	96.0	88.7	(7.3)	95.5	87.2	(8.3)
Combined ratio before catastrophes and prior accident years development	98.2	92.1	(6.1)	98.0	93.7	(4.3)
Underwriting results, premium measures and ratios
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Underwriting results decreased by $78 and $135 with corresponding increases in the combined ratio of 15.1 points and 12.5 points for the three and six months ended June 30, 2010, respectively.
Earned premiums
Earned premiums for the Middle Market segment decreased by $51 and $98, respectively for the three- and six-month periods, primarily driven by the effect of non-renewals outpacing new business over the last twelve months in all lines of business, a decrease in audit premiums and a decrease in earned pricing in general liability, workers’ compensation and marine.

New business premium
•    New business written premium decreased by $7 and $3 for the three- and six-month periods, respectively. The decrease in new business written premium for the three-month period was primarily due to a decrease in new business written premium for workers’ compensation and marine. For the six-month period, a decrease in new business written premium for marine and general liability was partially offset by an increase in new business for workers’ compensation. Despite continued pricing competition, the Company has increased new business for workers’ compensation for the six-month period by targeting business in selected industries and regions of the country where attractive new business opportunities remain.

Policy count retention
•    For the three-month period, policy count retention increased in all lines of business except for workers’ compensation. For the six-month period, policy count retention increased in all lines of business.

Renewal earned pricing decrease
•    For the three- and six-month periods, earned pricing decreased in all lines of business except for property. The earned pricing changes were primarily a reflection of written pricing changes over the last year. A number of carriers have continued to compete fairly aggressively on price, particularly on larger accounts within Middle Market. Beginning in the second quarter of 2009, however, written pricing decreases moderated for all lines of business with workers’ compensation and property trending flat to slightly positive.

Policies in-force	• The number of policies in-force remained flat, while earned premiums declined by 9% for both the three- and six-month periods.
Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Middle Market current accident year losses and loss adjustment expenses before catastrophes decreased by $20 and $48 for the three- and six-month periods, respectively, primarily due to a decrease in earned premium, partially offset by an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes increased, primarily due to a higher loss and loss adjustment expense ratio on property, general liability and workers’ compensation business. For the three- and six-month periods, the higher loss and loss adjustment expense ratio on property was driven by higher severity while the higher ratio on general liability and workers’ compensation business was primarily due to higher frequency.
Current accident year catastrophes
Current accident year catastrophe losses increased by $30 and $29 for the three- and six-month periods, respectively, due to more severe windstorm events, particularly from hail. Catastrophe losses in 2010 included losses from tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast and from winter storms in the Mid-Atlantic and Northeast. Catastrophe losses in 2009 included losses from ice storms, windstorms and tornadoes across many states.
Prior accident year reserve development
Net favorable prior accident year reserve development decreased by $15 and $57 for the three and six months ended June 30, 2010, respectively. Net favorable prior accident year reserve development of $7 and $23 for the three and six months ended June 30, 2010, respectively, included general liability reserve releases of $27 and $37, respectively, and $21 of reserve strengthening for general liability allocated loss adjustment expenses. Net favorable reserve development of $22 and $80 for the three and six months ended June 30, 2009, respectively included general liability reserve releases of $33 and $71, respectively, primarily related to accident years 2004 to 2007.
Operating expenses
Insurance operating costs and expenses increased by $9 and $14 for the three- and six-month periods, respectively, primarily due to an increase in taxes, licenses and fees driven by $9 of reserve strengthening for other state funds and taxes in the second quarter of 2010. Amortization of deferred policy acquisition costs decreased by $7 and $15 for the three- and six-month periods, respectively, largely due to the decrease in earned premiums. For the three- and six-month periods, the expense ratio increased by 4.1 points and 3.1 points, respectively, as insurance operating costs and expenses other than dividends to policyholders did not decrease commensurate with the decrease in earned premiums.

SPECIALTY COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2010	2009	Change	2010	2009	Change
Written premiums	$280	$292	(4%)	$589	$587	—
Change in unearned premium reserve	—	(19)	100%	22	(56)	NM

Earned premiums	280	311	(10%)	567	643	(12%)
Losses and loss adjustment expenses
Current accident year before catastrophes	193	214	(10%)	390	447	(13%)
Current accident year catastrophes	—	1	(100%)	2	2	—
Prior accident years	(121)	(47)	(157%)	(170)	(72)	(136%)

Total losses and loss adjustment expenses	72	168	(57%)	222	377	(41%)
Amortization of deferred policy acquisition costs	68	72	(6%)	137	147	(7%)
Insurance operating costs and expenses	29	35	(17%)	45	60	(25%)

Underwriting results	$111	$36	NM	$163	$59	176%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Written Premiums	2010	2009	Change	2010	2009	Change
Property	$—	$—	—	$—	$(16)	100%
Casualty	137	128	7%	311	278	12%
Professional Liability, Fidelity and Surety	133	148	(10%)	253	291	(13%)
Other	10	16	(38%)	25	34	(26%)

Total	$280	$292	(4%)	$589	$587	—

Earned Premiums
Property	$—	$3	(100%)	$—	$16	(100%)
Casualty	131	124	6%	265	254	4%
Professional Liability, Fidelity and Surety	137	165	(17%)	276	336	(18%)
Other	12	19	(37%)	26	37	(30%)

Total	$280	$311	(10%)	$567	$643	(12%)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Ratios	2010	2009	Change	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	69.9	68.7	(1.2)	69.1	69.5	0.4
Current accident year catastrophes	0.4	0.3	(0.1)	0.4	0.2	(0.2)
Prior accident years	(43.6)	(15.0)	28.6	(29.9)	(11.3)	18.6

Total loss and loss adjustment expense ratio	26.6	54.0	27.4	39.6	58.4	18.8
Expense ratio	33.5	34.5	1.0	31.3	31.9	0.6
Policyholder dividend ratio	0.5	0.1	(0.4)	0.5	0.4	(0.1)

Combined ratio	60.6	88.7	28.1	71.4	90.8	19.4

Catastrophe ratio
Current year	0.4	0.3	(0.1)	0.4	0.2	(0.2)
Prior years	—	(1.7)	(1.7)	0.1	(1.0)	(1.1)

Total catastrophe ratio	0.3	(1.4)	(1.7)	0.5	(0.7)	(1.2)

Combined ratio before catastrophes	60.3	90.1	29.8	70.9	91.5	20.6
Combined ratio before catastrophes and prior accident years development	103.8	103.4	(0.4)	100.9	101.9	1.0

Other revenues [1]	$79	$86	(8%)	$155	$166	(7%)

[1]	Represents servicing revenue

Underwriting results and ratios
Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009
Underwriting results increased by $75 and $104, respectively, with a corresponding decrease in the combined ratio of 28.1 points and 19.4 points, respectively for the three and six months ended June 30, 2010.
Earned premiums
Earned premiums for the Specialty Commercial segment decreased by $31 and $76 for the three- and six-month periods, respectively due primarily to decreases in property and professional liability, fidelity and surety.
•
Property earned premiums decreased by $3 for the three-month period and by $16 for the six-month period, primarily due to the sale of the Company’s core excess and surplus lines property business on March 31, 2009 to Beazley Group PLC. Concurrent with the sale, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. The ceding of the unearned premium was reflected as a reduction of written premium in the six months ended June 30, 2009.

•
Casualty earned premiums increased by $7 and $11, respectively, for the three-and six-month periods, primarily due to strong renewal retention in national accounts and new business growth in specialty programs. Also contributing to the increase for the six-month period was the effect of a reduction in earned audit premiums in the first quarter of 2009.

•
Professional liability, fidelity and surety earned premium decreased by $28 and $60, respectively, for the three-and six-month periods, primarily due to the economic slowdown of 2009, reinsurance program changes and earned pricing decreases. Increased market capacity, driven largely by favorable loss performance, is driving significant pricing deterioration leading to the reduction in new business and renewal pricing.

•
Within the “Other” category, earned premium decreased by $7 and $11, respectively, for the three- and six-month periods. The “Other” category of earned premiums includes premiums assumed under inter-segment arrangements.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
For the three-and six-month periods, current accident year losses and loss adjustment expenses before catastrophes decreased by $21 and $57, respectively, primarily due to a decrease in earned premiums.
Prior accident year reserve development
Net favorable prior accident year reserve development of $121 and $170, respectively, for the three-and six-month periods in 2010 included, among other reserve changes, a release of reserves for professional liability claims of $61 and $83, respectively, primarily related to D&O claims, a $30 reduction in the allowance for uncollectible reinsurance for Ongoing Operations in the second quarter of 2010 and a $17 release of reserves for specialty programs claims in the second quarter of 2010. Net favorable prior accident year reserve development of $47 and $72, respectively for the three and six months ended June 30, 2009 included a release of reserves for D&O insurance claims of $30 and $50, respectively, related to accident years 2003 to 2007, and a $20 release of reserves for uncollectible reinsurance.
Operating expenses
The expense ratio decreased for the three- and six-month periods by 1.0 point and 0.6 point, respectively, due to the decreases in insurance operating costs and expenses and amortization of deferred policy acquisition costs, partially offset by the decrease in earned premiums. Insurance operating costs and expenses decreased by $6 and $15, respectively for the three- and six-month periods, primarily due to a $23 increase in taxes, licenses and fees recognized in the second quarter of 2009 due to a $6 increase in the assessment for a second injury fund and $17 reserve strengthening for other state funds and taxes, largely offset by lower ceded commissions and increased compensation-related costs. Amortization of deferred policy acquisition costs decreased by $4 and $10, respectively for the three- and six-month periods, primarily due to the decrease in earned premiums.

OTHER OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Written premiums	$1	$1	—	$2	$2	—
Change in unearned premium reserve	—	—	—	1	1	—

Earned premiums	1	1	—	1	1	—
Losses and loss adjustment expenses — prior years	173	121	43%	174	121	44%
Insurance operating costs and expenses	6	4	50%	13	9	44%

Underwriting results	(178)	(124)	(44%)	(186)	(129)	(44%)
Net investment income	42	41	2%	83	81	2%
Net realized capital gains (losses)	20	2	NM	16	(32)	NM
Other expenses	—	(2)	100%	1	(1)	NM

Loss before income taxes	(116)	(83)	(40%)	(86)	(81)	(6%)
Income tax benefit	(43)	(34)	(26%)	(32)	(33)	3%

Net loss	$(73)	$(49)	(49%)	$(54)	$(48)	(13%)

Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Net loss for the three months ended June 30, 2010 increased $24 compared to the prior year period primarily due to the following:
•
A $54 decrease in underwriting results, primarily due to a $52 increase in unfavorable prior year loss development. Reserve development in the three months ended June 30, 2010 included $169 of asbestos reserve strengthening as a result of the Company’s annual asbestos evaluation. For the comparable three month period ended June 30, 2009, reserve development included $138 of asbestos reserve strengthening as a result of the Company’s annual asbestos evaluation, partially offset by a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables.

Partially offsetting the increase in Other Operations’ net loss were the following:
•	An $18 increase in realized gains, as a result of fewer impairments and stabilizing market and credit conditions.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Net loss for the six months ended June 30, 2010 increased $6 compared to the prior year period, driven primarily by the following:
•
A $57 decrease in underwriting results, primarily due to a $53 increase in unfavorable prior year loss development. Reserve development in the six months ended June 30, 2010 included $169 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation. For the comparable six month period ended June 30, 2009, reserve development included $138 of asbestos reserve strengthening as a result of the Company’s annual asbestos reserve evaluation, partially offset by a decrease of $20 in the allowance for uncollectible reinsurance as a result of the Company’s annual evaluation of reinsurance recoverables.

Partially offsetting the increase in Other Operations’ net loss were the following:
•	A $48 increase in realized gains as a result of fewer impairments and stabilizing market and credit conditions.

CORPORATE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Fee income	$3	$3	—	$6	$6	—
Net investment income	6	2	NM	13	8	63%
Net realized capital losses	—	(274)	100%	—	(232)	100%

Total revenues	9	(269)	NM	19	(218)	NM
Interest expense	132	119	11%	252	239	5%
Goodwill impairment	153	—	—	153	32	NM
Other expenses	27	14	93%	107	29	NM

Total expenses	312	133	135%	512	300	71%
Loss before income taxes	(303)	(402)	25%	(493)	(518)	5%
Income tax benefit	(103)	(38)	(171%)	(169)	(91)	(86%)

Net loss	$(200)	$(364)	45%	$(324)	$(427)	24%

Three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

Net realized capital losses
•    The three and six months ended June 30, 2009 consisted of a net realized capital loss of approximately $300 as a result of the contingency payment made to Allianz due to the Company’s participation in the Capital Purchase Program. The loss in the three months ended June 30, 2009 was offset by a $20 reversal in valuation allowances, and the loss in the six months ended June 30, 2009 was offset by a net realized capital gain of $70 recorded in the first quarter of 2009 on the change in fair value of the liability related to warrants issued to Allianz.

Goodwill impairment
•    The Company’s goodwill impairment test performed during the three months ended June 30, 2010 relating to Federal Trust Corporation resulted in a write-down of $153. For further information, see Note 14 in the Notes to Condensed Consolidated Financial Statements.

• The Company’s goodwill impairment test performed during the three months ended March 31, 2009 resulted in a write-down of $32 in Corporate related to the Institutional segment.

Other expenses
•    The change for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an accrual for a litigation settlement of $73 in 2010, for further information, see Structured Settlement Class Action within Note 9 of the Notes to Condensed Consolidated Financial Statements.

A reconciliation of Corporate’s tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Tax provision at U.S. Federal statutory rate	$(106)	$(141)	$(173)	$(181)
Nondeductible costs associated with contingency payment to Allianz and warrants	—	103	—	78
Goodwill impairments	—	—	—	11
Other	3	—	4	1

Provision for income taxes	$(103)	$(38)	$(169)	$(91)

PROPERTY & CASUALTY UNDERWRITING RISK MANAGEMENT STRATEGY
Use of Reinsurance
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of July 1, 2010:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit	Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2010 to 1/1/2011	Varies by layer, but averages 81% across all layers	Aggregates to $690 across all layers	$250
Reinsurance with the Florida Hurricane Catastrophe Fund (“FHCF”) covering Florida Personal Lines property catastrophe losses from a single event	6/1/2010 to 6/1/2011	90%	$170 [1]	64
Workers’ compensation losses arising from a single catastrophe event	7/1/2010 to 7/1/2011	95%	300 [2]	50

[1]
The estimated per occurrence limit on the FHCF treaty is $170 for the 6/1/2010 to 6/1/2011 treaty year based on the Company’s election to purchase the required coverage from the FHCF. For the 6/1/2010 to 6/1/2011 treaty year, the Company elected not to purchase additional limits under the Temporary Increase in Coverage Limit (“TICL”) statutory provision.

[2]	In addition to the limit shown above, the workers’ compensation reinsurance treaty includes a non-catastrophe, industrial accident layer of $30 excess of a $20 retention.
Refer to the MD&A in The Hartford’s 2009 Form 10-K Annual Report for further explanation of Property & Casualty’s underwriting risk management strategy.
INVESTMENT CREDIT RISK
The Company has established investment credit policies that focus on the credit quality of obligors and counterparties, limit credit concentrations, encourage diversification and require frequent creditworthiness reviews. Investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by senior management.
The Company primarily invests in securities which are rated investment grade and has established exposure limits, diversification standards and review procedures for all credit risks including borrower, issuer and counterparty. Creditworthiness of specific obligors is determined by consideration of external determinants of creditworthiness, typically ratings assigned by nationally recognized ratings agencies and is supplemented by an internal credit evaluation. Obligor, asset sector and industry concentrations are subject to established Company limits and are monitored on a regular basis.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2010, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event and such payment will be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation following the credit event. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity after the occurrence of the credit event.
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
Fixed Maturities by Credit Quality

	June 30, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$8,355	$8,428	10.9%	$7,299	$7,172	10.1%
AAA	11,525	11,406	14.8%	11,974	11,188	15.7%
AA	15,622	15,357	19.9%	14,845	13,932	19.6%
A	19,095	19,150	24.8%	19,822	18,664	26.2%
BBB	19,215	19,018	24.7%	17,886	17,071	24.0%
BB & below	4,717	3,773	4.9%	4,189	3,126	4.4%

Total fixed maturities	$78,529	$77,132	100.0%	$76,015	$71,153	100.0%

The movement within the Company’s investment ratings was primarily attributable to purchases predominantly of investment grade corporate securities and U.S. Treasuries, partially offset by rating agency downgrades across multiple sectors. Downgrades associated with commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) and residential mortgage-backed securities (“RMBS”) may continue to impact the portfolio pending further collateral deterioration.

The following table presents the Company’s AFS securities by type.
Available-for-Sale Securities by Type

	June 30, 2010					December 31, 2009
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,543	$27	$(227)	$2,343	3.0%	$2,087	$15	$(277)	$1,825	2.6%
Small business	508	—	(192)	316	0.4%	548	1	(232)	317	0.4%
Other	352	31	(30)	353	0.5%	405	20	(44)	381	0.5%
CDOs
CLOs	2,462	1	(238)	2,225	2.9%	2,727	—	(288)	2,439	3.5%
CREs	1,206	38	(670)	574	0.8%	1,319	21	(901)	439	0.6%
Other	21	4	—	25	—	8	6	—	14	—
CMBS
Agency backed [1]	311	16	—	327	0.4%	62	3	—	65	0.1%
Bonds	8,553	125	(1,255)	7,423	9.6%	9,600	52	(2,241)	7,411	10.4%
Interest only (“IOs”)	922	81	(34)	969	1.3%	1,074	59	(65)	1,068	1.5%
Corporate
Basic industry	2,950	179	(20)	3,109	4.1%	2,642	112	(56)	2,698	3.8%
Capital goods	3,173	263	(32)	3,404	4.4%	3,085	140	(51)	3,174	4.5%
Consumer cyclical	1,907	132	(21)	2,018	2.6%	1,946	75	(45)	1,976	2.8%
Consumer non-cyclical	5,799	488	(12)	6,275	8.1%	4,737	281	(22)	4,996	7.0%
Energy	3,161	226	(54)	3,333	4.3%	3,070	163	(18)	3,215	4.5%
Financial services	8,023	238	(674)	7,587	9.8%	8,059	118	(917)	7,260	10.1%
Tech./comm.	4,097	289	(80)	4,306	5.6%	3,984	205	(75)	4,114	5.8%
Transportation	839	58	(5)	892	1.2%	698	22	(23)	697	1.0%
Utilities	6,589	442	(42)	6,989	9.1%	5,755	230	(85)	5,900	8.3%
Other	1,019	14	(112)	921	1.2%	1,342	22	(151)	1,213	1.7%
Foreign govt./govt. agencies	1,671	69	(24)	1,716	2.2%	1,376	52	(20)	1,408	2.0%
Municipal
Taxable	1,200	17	(116)	1,101	1.4%	1,176	4	(205)	975	1.4%
Tax-exempt	11,201	327	(113)	11,415	14.8%	10,949	314	(173)	11,090	15.6%
RMBS
Agency	3,223	139	—	3,362	4.3%	3,383	99	(6)	3,476	4.9%
Non-agency	131	—	(11)	120	0.2%	143	—	(16)	127	0.2%
Alt-A	188	4	(33)	159	0.2%	218	—	(58)	160	0.2%
Sub-prime	1,659	14	(542)	1,131	1.5%	1,768	5	(689)	1,084	1.5%
U.S. Treasuries	4,821	27	(109)	4,739	6.1%	3,854	14	(237)	3,631	5.1%

Total fixed maturities	78,529	3,249	(4,646)	77,132	100.0%	76,015	2,033	(6,895)	71,153	100.0%
Equity securities
Financial services	726	7	(190)	543		836	7	(164)	679
Other	518	56	(14)	560		497	73	(28)	542

Total equity securities	1,244	63	(204)	1,103		1,333	80	(192)	1,221

Total AFS securities	$79,773	$3,312	$(4,850)	$78,235		$77,348	$2,113	$(7,087)	$72,374

[1]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.
The Company continues to reallocate its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities and U.S. Treasuries, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized loss position decreased primarily as a result of improved security valuations due to declining interest rates. The following sections highlight the Company’s significant investment sectors.

Financial Services
While financial services companies generally continued to exhibit modest signs of stabilization, with improved earnings performance and positive asset quality trends, financial results remain significantly weaker than historical norms. Market conditions have become increasingly volatile as uncertainty surrounding the pace of a recovery, as well as concerns around the potential impact of European sovereign and bank issues have weighed on the market. Additionally, the industry is facing heightened regulatory oversight and costs as a result of the regulatory reform law. Costs related to financial reform may potentially be a significant headwind to financial services companies’ future earnings.
The Company has exposure to the financial services sector predominantly through banking and insurance firms. The following table presents the Company’s exposure to the financial services sector included in the AFS Securities by Type table above.

	June 30, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
AAA	$325	$318	3.9%	$299	$290	3.7%
AA	2,229	2,226	27.4%	1,913	1,867	23.5%
A	3,932	3,646	44.8%	4,510	3,987	50.2%
BBB	1,831	1,585	19.5%	1,664	1,379	17.4%
BB & below	432	355	4.4%	509	416	5.2%

Total	$8,749	$8,130	100.0%	$8,895	$7,939	100.0%

Commercial Mortgage Loans
The following tables present the Company’s exposure to CMBS bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the AFS Securities by Type table above. This sector continues to face pressure from commercial real estate market fundamentals including lower rent rates in certain markets and increased delinquencies. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]
June 30, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,084	$1,102	$285	$274	$138	$121	$15	$12	$27	$26	$1,549	$1,535
2004	550	568	49	40	60	49	33	22	6	5	698	684
2005	786	789	231	186	203	137	210	143	132	94	1,562	1,349
2006	1,790	1,659	433	354	456	329	336	216	417	300	3,432	2,858
2007	366	326	166	143	89	71	326	195	310	206	1,257	941
2008	55	56	—	—	—	—	—	—	—	—	55	56

Total	$4,631	$4,500	$1,164	$997	$946	$707	$920	$588	$892	$631	$8,553	$7,423

Credit protection		26.8%		23.3%		12.2%		12.3%		9.9%		21.8%
December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,732	$1,716	$297	$230	$150	$113	$20	$17	$11	$7	$2,210	$2,083
2004	639	626	82	52	52	34	15	7	—	—	788	719
2005	1,011	930	356	230	228	123	100	64	89	54	1,784	1,401
2006	1,945	1,636	430	275	536	247	323	132	231	83	3,465	2,373
2007	498	408	139	101	169	68	346	160	201	98	1,353	835

Total	$5,825	$5,316	$1,304	$888	$1,135	$585	$804	$380	$532	$242	$9,600	$7,411

Credit protection		26.5%		21.2%		13.1%		11.6%		8.7%		22.0%

[1]	The vintage year represents the year the pool of loans was originated.

CRE CDOs [1] [2]
June 30, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$42	$35	$13	$9	$82	$41	$166	$69	$96	$21	$399	$175
2004	1	1	7	4	33	14	101	35	26	11	168	65
2005	—	—	36	12	12	6	79	33	43	21	170	72
2006	—	—	94	50	32	16	92	36	57	37	275	139
2007	—	—	12	6	41	22	29	21	37	31	119	80
2008	—	—	—	—	10	5	11	9	23	12	44	26
2009	—	—	—	—	7	4	7	5	13	5	27	14
2010	—	—	—	—	1	1	2	1	1	1	4	3

Total	$43	$36	$162	$81	$218	$109	$487	$209	$296	$139	$1,206	$574

Credit protection		52.5%		9.2%		40.8%		25.4%		29.8%		28.5%
December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$60	$41	$30	$15	$69	$26	$165	$44	$95	$14	$419	$140
2004	19	11	70	22	37	11	27	4	23	4	176	52
2005	17	8	72	12	35	14	49	8	26	6	199	48
2006	23	13	108	33	82	28	69	22	23	12	305	108
2007	62	33	12	3	20	5	26	9	15	10	135	60
2008	22	12	—	—	5	1	15	4	13	3	55	20
2009	15	8	—	—	2	—	4	1	9	2	30	11

Total	$218	$126	$292	$85	$250	$85	$355	$92	$204	$51	$1,319	$439

Credit protection		40.0%		10.5%		25.5%		34.9%		31.6%		28.1%

[1]	The vintage year represents the year that the underlying collateral in the pool was originated. Individual CRE CDO fair value is allocated by the proportion of collateral within each vintage year.

[2]
For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in recent vintage years represents reinvestment under these CRE CDOs.

CMBS — IOs [1]
June 30, 2010

	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$262	$285	$—	$—	$—	$—	$—	$—	$262	$285
2004	179	200	—	—	—	—	—	—	179	200
2005	252	265	—	—	1	1	—	—	253	266
2006	127	119	—	—	—	—	—	—	127	119
2007	101	99	—	—	—	—	—	—	101	99

Total	$921	$968	$—	$—	$1	$1	$—	$—	$922	$969

December 31, 2009

	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$331	$352	$—	$—	$—	$—	$—	$—	$331	$352
2004	207	217	—	—	—	—	—	—	207	217
2005	284	275	—	—	1	2	—	—	285	277
2006	137	120	3	1	—	—	1	2	141	123
2007	110	99	—	—	—	—	—	—	110	99

Total	$1,069	$1,063	$3	$1	$1	$2	$1	$2	$1,074	$1,068

[1]	The vintage year represents the year the pool of loans was originated.

In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings. The ongoing deterioration in the global real estate market, as evidenced by declining market rents and increases in property vacancy rates and delinquencies, has negatively impacted property values. Should these trends continue, additional valuation allowances may result.
Commercial Mortgage Loans

	June 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Whole loans	$3,279	$(40)	$3,239	$3,319	$(40)	$3,279
A-Note participations	356	—	356	391	—	391
B-Note participations	478	(133)	345	701	(176)	525
Mezzanine loans	336	(144)	192	1,081	(142)	939

Total [2]	$4,449	$(317)	$4,132	$5,492	$(358)	$5,134

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural and residential mortgage loans. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Since December 31, 2009, the Company significantly reduced its exposure to B-Note participations and mezzanine loans primarily through sales and as of June 30, 2010, the Company has identified an additional $114 of carrying value as held-for-sale, with valuation allowances of $32. These loans are included in the table above.
At origination, the weighted average loan-to-value (“LTV”) ratio of the Company’s commercial mortgage loan portfolio was approximately 64%. As of June 30, 2010, the current weighted average LTV ratio was approximately 83%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.4 billion and $12.5 billion, respectively, as of June 30, 2010 and $12.1 billion and $12.1 billion, respectively, as of December 31, 2009. The Company’s municipal bond portfolio is diversified across the United States and primarily consists of revenue bonds, primarily issued for essential services, and general obligation bonds. As of June 30, 2010, the largest concentrations were in California, Georgia and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. As of December 31, 2009, the largest concentrations were in California, Georgia and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. Certain of the Company’s municipal bonds contained third-party insurance for the payment of principal and interest in the event of an issuer default.
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

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Percent	Value	Percent
Hedge funds	$472	26.6%	$596	33.3%
Mortgage and real estate funds	304	17.1%	302	16.9%
Mezzanine debt funds	142	8.0%	133	7.4%
Private equity and other funds	856	48.3%	759	42.4%

Total	$1,774	100.0%	$1,790	100.0%

The decline in hedge funds since December 31, 2009 was primarily attributable to redemptions, while private equity and other funds increased primarily due to the funding of prior commitments, as well as market value appreciation.

Security Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2010 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.
Most of the securities depressed over 20% for greater than nine months or more are real estate backed and financial services sector securities and have a weighted average current rating of BBB+. Current market spreads continue to be significantly wider for real estate backed securities, as compared to spreads at the security’s respective purchase date, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment analysis. The Company’s best estimate of future cash flows utilized in its impairment analysis involves both macroeconomic and security specific assumptions that may differ based on asset class, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates, property value declines and the impact of obligor re-financing. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security.
The same market conditions noted above also apply to AFS securities depressed over 50% for greater than twelve months, which consist primarily of CMBS bonds and CRE CDOs. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these CMBS bonds and CRE CDOs have sufficient credit protection levels to receive contractually obligated principal and interest payments, and accordingly the Company has concluded that no credit impairment exists on these securities. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
For the CMBS bonds and CRE CDOs which primarily comprise the AFS securities depressed over 50% for greater than twelve months, current market pricing reflects market illiquidity and risk premiums, and for a majority of the securities, a floating coupon rate. The illiquidity and risk premiums are the result of the underlying collateral performance to-date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms the macroeconomic and collateral assumptions in the future, the loss severity may be significant mainly due to the securities’ structure. In addition, coupon amounts associated with floating rate coupon securities are typically based upon a market based rate such as LIBOR. When the floating rate on which the coupon is based declines, the valuation of the respective security may also decline. LIBOR rates have declined subsequent to the date the CMBS bonds and CRE CDOs were purchased. For further information regarding the Company’s security valuation process, see Note 4 of the Notes to Condensed Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 5 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	June 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	1,019	$4,975	$4,854	$(121)	1,237	$11,197	$10,838	$(359)
Greater than three to six months	174	931	886	(45)	105	317	289	(28)
Greater than six to nine months	207	1,790	1,652	(138)	311	2,940	2,429	(511)
Greater than nine to twelve months	29	152	137	(15)	134	2,054	1,674	(380)
Greater than twelve months	1,726	21,373	16,842	(4,531)	2,020	22,445	16,636	(5,809)

Total	3,155	$29,221	$24,371	$(4,850)	3,807	$38,953	$31,866	$(7,087)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	June 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	190	$1,825	$1,380	$(445)	161	$951	$672	$(279)
Greater than three to six months	33	157	117	(40)	51	55	38	(17)
Greater than six to nine months	48	253	168	(85)	159	2,046	1,397	(649)
Greater than nine to twelve months	16	26	17	(9)	86	1,398	913	(485)
Greater than twelve months	586	6,548	3,800	(2,748)	715	8,146	4,228	(3,918)

Total	873	$8,809	$5,482	$(3,327)	1,172	$12,596	$7,248	$(5,348)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	June 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	39	$196	$93	$(103)	62	$169	$61	$(108)
Greater than three to six months	12	7	3	(4)	28	5	2	(3)
Greater than six to nine months	18	31	10	(21)	54	190	74	(116)
Greater than nine to twelve months	9	2	1	(1)	58	592	210	(382)
Greater than twelve months	175	1,620	515	(1,105)	220	2,553	735	(1,818)

Total	253	$1,856	$622	$(1,234)	422	$3,509	$1,082	$(2,427)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
ABS	$5	$6	$5	$9
CDOs
CREs	29	83	93	105
Other	—	1	—	2
CMBS
Bonds	39	69	111	70
IOs	1	22	1	25
Corporate	6	13	6	120
Equity	4	45	5	93
Municipal	—	16	—	17
RMBS
Non-agency	1	1	1	1
Alt-A	7	1	9	1
Sub-prime	16	55	29	93
U.S. Treasuries	—	2	—	2

Total	$108	$314	$260	$538

Three and six months ended June 30, 2010
For the three and six months ended June 30, 2010, impairments recognized in earnings were comprised of credit impairments of $104 and $255, respectively, and impairments on equity securities of $4 and $5, respectively.
Credit impairments were primarily concentrated in structured securities associated with commercial and residential real estate which were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current recessionary period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. Those assumptions included CMBS peak-to-trough property value declines, on average, of 40% and RMBS peak-to-trough property value declines, on average, of 35%. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and six months ended June 30, 2010 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s loan-by-loan collateral review.
The loan-by-loan collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected rental rates and occupancy levels that varied based on property type and sub-market. The results of the loan by loan collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment. The results of cash flow modeling utilized by the Company result in cumulative collateral loss rates that vary by vintage year. For the 2007 vintage year, the Company’s cash flow modeling resulted in cumulative collateral loss rates for CMBS and sub-prime RMBS of approximately 13% and 42%, respectively.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $184 and $372, respectively, for the three and six months ended June 30, 2010, predominantly concentrated in RMBS and CRE CDOs. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.
Three and six months ended June 30, 2009
For the three and six months ended June 30, 2009, the Company recognized $314 and $538, respectively, of impairments recognized in earnings. Of these losses, $261 and $345, respectively, represented credit impairments primarily concentrated in CRE CDOs, CMBS bonds and sub-prime RMBS. Also included were impairments on equity securities of $45 and $93, respectively, largely related to affiliated mutual funds, as well as debt securities for which the Company intended to sell of $8 and $100, respectively, mainly comprised of corporate financial services securities.
Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Credit-related concerns	$34	$78	$68	$153
Held for sale
B-note participations	—	—	22	—
Mezzanine loans	1	—	52	—
Agricultural loans	5	—	10	—

Total	$40	$78	$152	$153

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
As interest rates decline, certain mortgage-backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging costs associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense, higher ultimate claim costs on our living benefit guarantee programs, particularly in Japan, and possibly reduced profit margins associated with guaranteed crediting rates on certain Life products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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
The Company is also exposed to credit spread risk related to security market price and cash flows associated with changes in credit spreads. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities and increase the fair value of the investment portfolio resulting in lower impairment losses. Credit spread widening will reduce the fair value of the investment portfolio and increase net investment income for new purchases. For a discussion of the movement of credit spread impacts on the Company’s statutory financial results as it relates to the accounting and reporting for market value fixed annuities, see the Capital Resources & Liquidity section of the MD&A.

Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Japanese Life and U.K. Life operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese and U.K. variable annuities, and a yen denominated individual fixed annuity product. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
For further information on foreign currency exchange risk, see Foreign Currency Exchange Risk within the Capital Markets Risk Management section of the MD&A included in The Hartford’s 2009 Annual Report on Form 10-K, as well as Life’s Equity Product Risk discussion below.
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
•
reduce the value of equity securities, trading, supporting the international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those variable annuities;

•	increase the liability for GMWB benefits resulting in realized capital losses;
•	increase the value of derivative assets used to dynamically hedge product guarantees resulting in realized capital gains;
•	increases the costs of the hedging instruments we use in our hedging program;
•	increase the Company’s net amount at risk for GMDB and GMIB benefits;
•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;
•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios;
•	adversely affect customer sentiment toward equity-linked products, causing a decline in sales; and
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
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a small portion of Japan’s variable annuities, include a GMWB rider. In the second quarter of 2009, the Company suspended all new sales in the U.K. and Japan. The Company’s new variable annuity product, launched in the U.S. in October 2009 does not offer a GMWB. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. A GMWB contract is “in the money” if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of June 30, 2010 and December 31, 2009, 60% and 48%, respectively, of all unreinsured U.S. GMWB contracts were “in the money”. For U.S., U.K., and Japan GMWB contracts that were “in the money”, the Company’s exposure to the GRB, after reinsurance, as of June 30, 2010 and December 31, 2009, was $3.5 billion and $2.7 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $3.5 billion. For additional information on the Company’s GMWB liability, see Note 4a of Notes to Condensed Consolidated Financial Statements.

GMDB and GMIB
The majority of the Company’s U.S. variable annuity contracts include a GMDB rider. Declines in the equity markets will increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of June 30, 2010 and December 31, 2009 is $20.9 billion and $18.4 billion, respectively. However, the Company will incur these payments in the future only if the policyholder has an “in the money” GMDB at their death. As of June 30, 2010 and December 31, 2009, 77% and 72%, respectively, of all unreinsured U.S. GMDB contracts were “in the money”. The Company reinsured 52% and 53% of these death benefit guarantees as of June 30, 2010 and December 31, 2009, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance), is $10.0 billion and $8.5 billion, as of June 30, 2010 and December 31, 2009, respectively.
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with both a GMDB and a GMIB. For the in-force block of Japan business, declines in equity markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar, the Euro and other currencies will increase the Company’s liability for GMDB and GMIB riders. This increase may be significant in extreme market scenarios. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB and GMIB offered in Japan is $8.9 billion and $6.3 billion as of June 30, 2010 and December 31, 2009, respectively. In general, the GMDB riders entitle the policyholder to receive the original investment value at the date of death. For GMIB contracts, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth anniversary of contract commencement. As a result, a small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. For the large majority of GMIB contracts, the policyholder is entitled to receive the original investment value over a 10- to 15-year annuitization period, even if the policyholder’s account value is lower than the original investment value at the date of annuitization. In addition, upon annuitization the contractholder surrenders access to the account value. For a small percentage of GMIB contracts, the policyholder can withdraw the account value after annuitization and the Company continues to be obligated to pay the policyholder the difference between the original investment value and the account value at annuitization over the annuitization period. If the original investment value exceeds the account value upon annuitization or death then the contract is “in the money”. As of June 30, 2010 and December 31, 2009, 99% and 98%, respectively, of all unreinsured Japan GMDB and GMIB contracts were “in the money”. The Company reinsured 14% and 17% of the GMDB to a third party reinsurer as of June 30, 2010 and December 31, 2009, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance) is $7.6 billion and $5.2 billion as of June 30, 2010 and December 31, 2009, respectively. In addition, as of June 30, 2010, 59% of account value and 55% of retained net amount at risk is reinsured to a Hartford affiliate. For additional information on the Company’s GMDB and GMIB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Life’s Equity Product Risk Management
Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantee [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]
U.S. GMDB	Accumulation of fees received less accumulation of claims paid	Equity Market Levels

Japan GMDB	Accumulation of fees received less accumulation of claims paid	Equity Market Levels / Interest Rates / Foreign Currency

GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates

For Life Component of GMWB	Accumulation of fees received less accumulation of claims paid	Equity Market Levels

Japan GMIB	Accumulation of fees received less accumulation of claims paid	Equity Market Levels / Interest Rate / Foreign Currency

GMAB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
Risk Management
The Company carefully analyzes market risk exposures arising from: GMDB, GMWB, GMIB, GMAB; equity market, interest rate risks, implied volatility, foreign currency exchange risk and correlation between these market risk exposures. The Company evaluates these risks both individually and, in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate, implied volatility and foreign currency exchange risks embedded in its products through reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. In addition, the Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force policies, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees has and may continue to result in a decline in market share.

The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures, displayed above, by variable annuity guarantee as of June 30, 2010:

Variable Annuity Guarantee	Reinsurance	Customized Derivative	Dynamic Hedging [1]	Macro Hedging [2]
GMDB	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB				✓
GMIB				✓
GMAB				✓

[1]
Through the second quarter of 2010, the Company continued to maintain a reduced level of dynamic hedge protection on U.S. GAAP earnings while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

[2]
As described below, the Company’s macro hedging program is not designed to provide protection against any one variable annuity guarantee program, but rather is a broad based hedge designed to provide protection against multiple guarantees and market risks, primarily focused on statutory liability and surplus volatility.

Reinsurance
The Company uses reinsurance for a portion of contracts issued with GMWB riders prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued in the U.S. and a portion of the GMDB issued in Japan.
Derivative Hedging Strategies
The Company maintains derivative hedging strategies for its product guarantee risk to meet multiple, and in some cases, competing risk management objectives, including providing protection against tail scenario market events, providing resources to pay product guarantee claims, and minimizing U.S. GAAP earnings volatility, statutory surplus volatility and other economic metrics.
Customized Derivatives
The Company holds customized derivative contracts to provide protection from certain capital market risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivative contracts are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.
Dynamic Hedging
The Company’s dynamic hedging program uses derivative instruments to provide protection against the U.S. GAAP earnings volatility associated with variable annuity product guarantees including equity market declines, equity implied volatility, and declines in interest rates (See Market Risk on Statutory Capital below). The Company uses hedging instruments including: interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. During the first quarter and early in the second quarter of 2010, the Company added additional volatility protection. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Macro Hedging
The Company’s macro hedging program uses derivative instruments like options, futures, and forwards that may exist on equities, interest rates, and currencies to provide protection against the statutory tail scenario risk arising from U.S., U.K. and Japan GMWB, GMDB, GMIB and GMAB liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). During the second quarter, the Company extended its equity macro hedge coverage through 2011, while maintaining the 2010 coverage, as well as added additional currency protection. The macro hedge program will result in additional U.S. GAAP earnings volatility in times of market increases as changes in the value of the macro hedge derivatives, which is designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.

Based on the construction of the Company’s derivative hedging program (both dynamic and macro hedge), which can change based on capital market conditions, notional amounts and other factors, an independent change in the following capital market factors is likely to have the following impacts. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Additionally, since duration varies by hedging strategy, due to the impact of non parallel shifts in capital market factors and since the Company continues to maintain a reduced level of dynamic hedging protection U.S. GAAP volatility will increase. Each of the sensitivities set forth below is estimated individually under the indicated level of market movement and from the market levels at March 31, and June 30, 2010, and without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and assume different levels of market movement, or add them together in an attempt to estimate the volatility in our variable annuity hedging program. In addition, there are other factors, including policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Net Impact on Net GMWB Liability
and Hedging Program
Pre-Tax/DAC Gain (Loss)
	Expected for second quarter	Expected for third quarter
Capital Market Factor	based on March 31, 2010	based on June 30, 2010
Equity markets increase / decrease 1% [1] [2]	$(10) / 10	$(17) / 17
Volatility increases / decreases 1% [3] [4]	(10) / 10	(22) / 22
Interest rates increase / decrease 1 basis point [4] [5]	2 / (2)	3 / (3)
Yen strengthens / weakens 1% vs. all other currencies [6]	7 / (7)	17 / (17)

[1]	Represents the aggregate net impact of a 1% increase or decrease in broadly traded global equity indices.

[2]	Due to the structure of the macro hedging program, its sensitivity to equity markets increased as markets fell during the second quarter of 2010.

[3]	Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations for broadly traded global equity indices.

[4]
The Company has been and continues to be under hedged with respect to volatility in its dynamic hedging program. As a result, as volatility increased during the second quarter of 2010 the Company’s sensitivity to volatility also increased.

[5]	Represents the aggregate net impact of a 1 basis point parallel shift on the global LIBOR yield curve.

[6]
Represents the aggregate net impact of a 1% strengthening or weakening in the yen compared to all other currencies. The increase in currency sensitivity was primarily due to a strengthened Yen and additional purchases of currency protection during the quarter.

During the quarter ended June 30, 2010, the Company incurred a net realized pre-tax loss of $29 on GMWB liabilities, net of reinsurance and the dynamic and macro hedging programs, driven primarily by decreases in interest rates of approximately 82 basis points and increases in volatility of approximately 7%, partially offset by decreases in U.S. equity markets of approximately 12%, a strengthened Yen of approximately 5% and 14% against USD and Euro, respectively, favorable in-force composition and a deterioration in The Hartford’s own credit, as measured by market debt and credit default swap movements. The table below provides a pre-tax net realized loss calculated using the Company’s sensitivities expected for the second quarter disclosed above, as compared to the actual net changes:

Earnings Impact
Three Months Ended
U.S. GMWB Net Liability and Dynamic and Global Macro Programs	June 30, 2010
Equity markets decreased approximately 12%	$120
Volatility increased approximately 7%	(70)
Interest rates decreased approximately 82 basis points	(164)
Yen strengthened approximately 5% and 14% against USD and Euro	60

Total implied pre-tax net realized loss [1]	$(54)

Actual reported pre-tax net realized loss [1]	$(29)

[1]
The difference between actual reported result and the implied pre-tax net realized gain/(loss) represents the aggregate net impact of the following factors: (i) non-parallel shifts in capital market factors, (ii) shifts that are not equal in size to those assumed in the calculation of the sensitivities, and (iii) other factors, including policyholder behavior, variation in underlying fund performance relative to the hedged indices, changes in the Hartford’s own credit and changes in Non-U.S. GMWB fair value liabilities. This difference may vary materially from quarter-to-quarter.

Market Risk on Statutory Capital
Statutory surplus amounts and RBC ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:
•	In general, as equity market levels and interest rates decline, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin for death and living benefit guarantees associated with U.S. variable annuity contracts can be materially negatively effected, sometimes at a greater than linear rate. Other market factors that can impact statutory surplus, reserve levels and capital margin include differences in performance of variable subaccounts relative to indices and/or realized equity and interest rate volatilities. In addition, as equity market levels increase, generally surplus levels will increase. RBC ratios will also tend to increase when equity markets increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. Non-market factors, which can also impact the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin, include actual and estimated policyholder behavior experience as it pertains to lapsation, partial withdrawals, and mortality.
•
Similarly, for guaranteed benefits (GMDB and GMIB) reinsured from our Japanese operations to our U.S. insurance subsidiaries, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin can be materially affected by a variety of factors, both market and non-market. Market factors include declines in various equity market indices and interest rates, changes in value of the Yen versus other global currencies, difference in the performance of variable subaccounts relative to indices, and increases in implied and/or realized equity, interest rate, and currency volatilities. Non-market factors include actual and estimated policyholder behavior experience as it pertains to lapsation, withdrawals, mortality, and annuitization. Risk mitigation activities, such as hedging, may also result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can increase or decrease at a greater than linear rate.

•	As the value of certain fixed-income and equity securities in our investment portfolio decreases, due in part to credit spread widening, statutory surplus and RBC ratios may decrease.
•	As the value of certain derivative instruments that do not get hedge accounting decreases, statutory surplus and RBC ratios may decrease.
•
The Life company’s exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated assets and liabilities. Assets and liabilities denominated in foreign currencies are accounted for at their U.S. dollar equivalent values using exchange rates at the balance sheet date. As foreign currency exchange rates vary in comparison to the U.S. dollar, the remeasured value of those non-dollar denominated assets or liabilities will also vary, causing an increase or decrease to statutory surplus.

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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $2.1 billion at June 30, 2010, dividends from the Life and Property & Casualty insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $500, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $90, and preferred stock dividends of approximately $42.
Debt
On June 15, 2010, The Hartford repaid its $275, 7.9% senior notes at maturity with funds from its capital raise in the first quarter of 2010.
On March 23, 2010, The Hartford issued $1.1 billion aggregate principal amount of its senior notes. The issuance consisted of $300 of 4.0% senior notes due March 30, 2015, $500 of 5.5% senior notes due March 30, 2020 and $300 of 6.625% senior notes due March 30, 2040. The senior notes bear interest at their respective rate, payable semi-annually in arrears on March 30 and September 30 of each year, beginning September 30, 2010. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044). The Hartford used approximately $425 of the net proceeds from the debt issuances to repurchase the Series E Preferred Stock issued to the U.S. Treasury as a part of its participation in the Capital Purchase Program, $275 to repay senior notes at maturity in 2010, and intends to use the remaining proceeds to repay senior notes at maturity in 2011. For further discussion on the repurchase see the discussion below.
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
Dividends
On May 20, 2010, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on July 1, 2010 to common shareholders of record as of June 1, 2010 and a dividend of $19.7361 on each share of Series F preferred stock payable on July 1, 2010 to shareholders of record as of June 15, 2010.
On July 22, 2010, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on October 1, 2010 to common shareholders of record as of September 1, 2010 and a dividend of $18.125 on each share of Series F preferred stock payable on October 1, 2010 to shareholders of record as of September 15, 2010.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to its U. S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2010 and the funding requirements for all of the pension plans are expected to be immaterial. The Company contributed approximately $120 to its pension plans and other postretirement plans in July 2010, and presently anticipates contributing approximately $80 during the remainder of 2010, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.

Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2010 without prior approval from the applicable insurance commissioner. Statutory dividends from the Company’s life insurance subsidiaries in 2010 require prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2010. For the six months ended June 30, 2010, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries. For the six months ended June 30, 2010, HFSG Holding Company received $626 in dividends from its property-casualty insurance subsidiaries.
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
Shelf Registrations
The Hartford’s automatic shelf registration statement (Registration No. 333-142044) expired on April 11, 2010, and the Company intends to file for a new automatic shelf registration with the Securities and Exchange Commission in 2010.
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

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of June 30, 2010, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At June 30, 2010, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $22.0 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At June 30, 2010, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 18%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of June 30, 2010, the Company was in compliance with all such covenants.
The Hartford’s Life Japan operations also maintain a line of credit in the amount of $57, or ¥5 billion, which expires January 4, 2011 in support of the subsidiary operations.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2010, is $513. Of this $513, the legal entities have posted collateral of $498 in the normal course of business. Based on derivative market values as of June 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $29 to be posted as collateral. Based on derivative market values as of June 30, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $42 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of June 30, 2010
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1[1]	$14,825	$803

[1]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.7 billion and a fair value of $258, for which the Company has a contractual right to make a collateral payment in the amount of approximately $52 to prevent its termination.

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
Property & Casualty
Property & Casualty holds fixed maturity securities, short-term investments (securities with maturities of one year or less at the time of purchase) and cash, as depicted below, to meet liquidity needs.

As of
June 30, 2010
Fixed maturities [1]	$24,196
Short-term investments	1,548
Cash	363
Less: Derivative collateral	(124)

Total	$25,983

[1]	Includes $440 of U.S. Treasuries.
Liquidity requirements that are unable to be funded by Property & Casualty’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life
Life’s total general account contractholder obligations are supported by Life’s total general account invested assets and cash of $70.4 billion, which includes fixed maturities, short-term investments, as depicted below, to meet liquidity needs.

As of
June 30, 2010
Fixed maturities [1]	$52,652
Short-term investments	5,356
Cash	2,632
Less: Derivative collateral	(1,978)
Cash associated with Japan variable annuities	(803)

Total	$57,859

[1]	Includes $4.0 billion of U.S. Treasuries.
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

As of
Contractholder Obligations	June 30, 2010
Total Life contractholder obligations	$250,419
Less: Separate account assets [1]	(154,883)
International statutory separate accounts [1]	(30,161)

General account contractholder obligations	$65,375

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$31,348
Global Annuity — U.S. fixed MVA annuities [3]	10,859
Global Annuity — International fixed MVA annuities	2,610
Guaranteed investment contracts (“GIC”) [4]	1,108
Other [5]	19,450

General account contractholder obligations	$65,375

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

Consolidated Liquidity Position
The following table summarizes the liquidity available to The Hartford:

	As of June 30, 2010
	Property & Casualty	Life	Corporate	Consolidated
Short-term investments	$1,548	$5,356	$1,827	$8,731
U.S. Treasuries	440	4,046	253	4,739
Cash	363	2,632	3	2,998
Less: Derivative collateral	(124)	(1,978)	—	(2,102)
Cash associated with Japan variable annuities	—	(803)	—	(803)

Total available liquidity	$2,227	$9,253	$2,083	$13,563

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

Capitalization
The capital structure of The Hartford as of June 30, 2010 and December 31, 2009 consisted of debt and stockholders’ equity, summarized as follows:

	June 30,	December 31,
	2010	2009	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$—	$343	(100%)
Long-term debt	6,600	5,496	20%

Total debt [1]	6,600	5,839	13%
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	20,270	21,177	(4%)
AOCI, net of tax	(1,379)	(3,312)	58%

Total stockholders’ equity	$18,891	$17,865	6%
Total capitalization including AOCI	$25,491	$23,704	8%

Debt to stockholders’ equity	35%	33%
Debt to capitalization	26%	25%

[1]
Total debt of the Company excludes $452 and $1.1 billion of consumer notes as of June 30, 2010 and December 31, 2009, respectively, and $60 and $78 of Federal Home Loan Bank advances recorded in other liabilities as of June 30, 2010 and December 31, 2009, respectively.

The Hartford’s total capitalization increased $1.8 billion, or 8%, from December 31, 2009 to June 30, 2010 primarily due to the following:

Total debt	•	Total debt increased primarily due to the issuance of $1.1 billion in senior notes in March 2010 partially offset by the repayment of $275 in senior notes in June 2010 and payment of the capital lease obligations in January 2010.

AOCI, net of tax	•	AOCI, net of tax, improved primarily due to decreases in unrealized losses on available-for-sale securities of $1.6 billion primarily as a result of improved security valuations due to declining interest rates and an increase of $229 in cash flow hedging instruments.
Partially offsetting these increases was a decrease in stockholders’ equity, excluding AOCI, which decreased primarily due to the redemption of $3.4 billion in preferred stock issued to the U.S. Treasury offset by issuance of common shares under public offering of $1.6 billion, issuance of mandatory convertible preferred stock of $556 and net income of $395. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information on the redemption of the preferred stock and issuances of stock in 2010.
For additional information on debt, equity and AOCI, see Notes 14, 15 and 16, respectively, of the Notes to the Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report.
Cash Flows

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$1,200	$1,986
Net cash provided by (used for) investing activities	$1,600	$(3,557)
Net cash provided by (used for) financing activities	$(1,967)	$2,338
Cash — end of period	$2,998	$2,558
The decrease in cash from operating activities compared to the prior year period was primarily the result of tax refunds of $468 received in 2009 compared to tax payments of $248 in 2010. Additionally, operating activities in 2010 decreased due to lower premiums, and lower net investment income, excluding equity securities, trading, and limited partnerships and other alternative investments.
Cash provided by investing activities in 2010 primarily relates to $1.2 billion of net proceeds from sales of mortgage loans and net receipts on derivatives of $584 partially offset by $446 of net purchases of available-for-sale securities. Cash used for investing activity in 2009 consisted of net outflows of $2.3 billion from changes in payables on securities lending and $1.6 of net purchases of available-for-sale securities, partially offset by net receipts on derivatives of $262.
Cash from financing activities decreased primarily due to the redemption of preferred stock issued to the U.S. Treasury of $3.4 billion, repayments of consumer notes of $684 in 2010, repayment of $275 in senior notes in June 2010 and net outflows on investment and universal life-type contracts in 2010. Partially offsetting the decreases were proceeds from the issuance of $1.1 billion in aggregate senior notes, issuance of common stock under a public offering of $1.6 billion and issuance of mandatory convertible preferred stock of $556.
Operating cash flows for the six months ended June 30, 2010 and 2009 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Capital Markets Risk Management section of the MD&A under Market Risk above.

Ratings
Ratings impact the Company’s cost of borrowing and its ability to access financing and are an important factor in establishing competitive position in the insurance and financial services marketplace. There can be no assurance that the Company’s ratings will continue for any given period of time or that they will not be changed. In the event the Company’s ratings are downgraded, the Company’s cost of borrowing and ability to access financing, as well as the level of revenues or the persistency of its business may be adversely impacted.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 30, 2010.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2009 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2010 is an estimate, as the second quarter 2010 statutory filings have not yet been made.

	June 30,	December 31,
	2010	2009
U.S. Life Operations, includes domestic captive insurance subsidiaries	$7,141	$7,287
Property & Casualty Operations, excluding non-Property & Casualty subsidiaries	7,388	7,364

Total	$14,529	$14,651

The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $944 and $1.3 billion as of June 30, 2010 and December 31, 2009, respectively. However, under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion and $1.1 billion as of June 30, 2010 and December 31, 2009, respectively.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 9 of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Legislative Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010, and will introduce sweeping changes to the regulation of the financial services industry. Most of these will not become effective immediately, and many will require further regulatory action before they become effective. Nonetheless, we anticipate that the Dodd-Frank Act may affect our operations and governance in ways that could significantly affect our financial condition and results of operations.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. If we are designated as a systemically important institution, we will be subject to heightened prudential standards imposed by The Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly resolution of systemically important institutions in the event one or more such institutions fails. The Dodd-Frank Act creates a new resolution authority for systemically important institutions. Although insurance companies will not be subject to the special liquidation procedures in the Dodd-Frank Act, it contains back-up authority for the FDIC to force insurance companies into liquidation under state law if their state regulators fail to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.

A number of provisions of the Dodd-Frank Act affect us solely due to our status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will assume regulatory authority over our holding company, and our thrift subsidiary, Federal Trust Bank, will be regulated by the OCC. The Dodd-Frank Act may also restrict us as a savings and loan holding company or systemically important institution from sponsoring and investing in private equity and hedge funds, which will limit our discretion in managing our general account. In addition, the Dodd-Frank Act prohibits proprietary trading by any entity in our holding company structure that is not a licensed insurance company. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like us, control insured depository institutions.
Other changes in the Dodd-Frank Act include: the possibility that regulators could break up firms that are considered “too big to fail” or mandate certain barriers between their activities in order to allow for the orderly resolution of failing financial institutions; a new “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; new means for regulators to limit the activities of financial firms; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance, especially regarding risk management.
Given the significance of the changes and the additional regulatory action required for many of the new provisions, we cannot predict all of the ways or the degree to which our business, financial condition and results of operations may be affected by the Dodd-Frank Act, once it is fully implemented.
FY 2011, Budget of the United States Government
On February 1, 2010, the Obama Administration released its “FY 2011, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a $90 billion “Financial Crisis Responsibility Fee” on large financial institutions, including The Hartford.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2010.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
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
Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the global economy adversely affected our business and results in 2009, and these conditions have continued to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance, and we expect that market volatility will continue to pressure returns in our life and property and casualty investment portfolios and that our hedging costs will remain high. Until economic conditions become more stable and improve, we also expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where significant market illiquidity and risk premiums exist that reflect the current uncertainty in the real estate market. Lower interest rates are also likely to continue to adversely impact our fixed annuity sales and the cost and effectiveness of our GMWB hedging program. Deterioration or negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not stabilize in line with our forecasts or if they experience a significant deterioration. These steps include ongoing initiatives, particularly the execution risk relating to the repositioning of our investment portfolios. In addition, we modified our variable annuity product offerings and, in October 2009, launched a new variable annuity product. However, the future success of this new variable annuity product will be dependent on market acceptance. The level of market acceptance of this new product will directly affect the level of variable annuity sales of the Company in the future. In addition, as the Company and our distribution partners transition to the new product, there will be downward pressure on new deposits, and management expects to continue to be in a net outflow position through 2010. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness. We could be required to raise additional capital or consider other actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distributors for our products. Finally, trading prices for our common stock could decline as a result or in anticipation of sales of our common stock or equity-linked instruments.
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
Regulatory developments relating to the recent financial crisis may also significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the OTS, The Federal Reserve, the OCC, the New York Stock Exchange, or NYSE, or the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions, liabilities and employee compensation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted into law on July 21, 2010, and will introduce sweeping changes to the regulation of the financial services industry. Most of these will not become effective immediately, and many will require further regulatory action before they become effective. Nonetheless, we anticipate that the Dodd-Frank Act may affect our operations and governance in ways that could significantly affect our financial condition and results of operations.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. If we are designated as a systemically important institution, we will be subject to heightened prudential standards imposed by The Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly resolution of systemically important institutions in the event one or more such institutions fails. The Dodd-Frank Act creates a new resolution authority for systemically important institutions. Although insurance companies will not be subject to the special liquidation procedures in the Dodd-Frank Act, it contains back-up authority for the FDIC to force insurance companies into liquidation under state law if their state regulators fail to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.
A number of provisions of the Dodd-Frank Act affect us solely due to our status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will assume regulatory authority over our holding company, and our thrift subsidiary, Federal Trust Bank, will be regulated by the OCC. The Dodd-Frank Act may also restrict us as a savings and loan holding company or systemically important institution from sponsoring and investing in private equity and hedge funds, which will limit our discretion in managing our general account. In addition, the Dodd-Frank Act prohibits proprietary trading by any entity in our holding company structure that is not a licensed insurance company. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like us, control insured depository institutions.
Other changes in the Dodd-Frank Act include: the possibility that regulators could break up firms that are considered “too big to fail” or mandate certain barriers between their activities in order to allow for the orderly resolution of failing financial institutions; a new “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; new means for regulators to limit the activities of financial firms; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance, especially regarding risk management.
Given the significance of the changes and the additional regulatory action required for many of the new provisions, we cannot predict all of the ways or the degree to which our business, financial condition and results of operations may be affected by the Dodd-Frank Act, once it is fully implemented.
Although we repurchased our Series E Preferred Stock issued to Treasury in the CPP, we remain subject to certain restrictions, oversight and costs relating to our receipt of federal assistance and our status as a savings and loan holding company that could materially affect our business, results and prospects.
Although we repurchased our Series E Preferred Stock issued to Treasury in the CPP, provisions of our agreement with Treasury relating to the CPP will remain in effect for so long as Treasury continues to hold the warrant or shares of our common stock received upon exercising the warrant, and we will continue to be a savings and loan holding company by virtue of our ownership of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift, the acquisition of which was a condition to our participation in the CPP. We will therefore remain subject to various restrictions, oversight and costs and other potential consequences that could materially affect our business, results and prospects, including the following:
•
As a savings and loan holding company, we are subject to regulation, supervision and examination by the OTS, including with respect to required capital, cash flow, organizational structure, risk management and earnings at the parent company level, and to the OTS reporting requirements. All of our activities must be financially-related activities as defined by federal law (which includes insurance activities), and the OTS has enforcement authority over us, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by the OTS to be a serious risk to FTB. We must also be a source of strength to FTB, which could require further capital contributions. We will be subject to similar, potentially stricter, requirements when regulatory authority over us transfers to The Federal Reserve (for our holding company) and the OCC (for FTB).

•
We believe that the limitations on the amount and form of bonus, retention and other incentive compensation that we may pay to executive officers and senior management do not apply to us with respect to services rendered from and after the date we repurchased all of the Series E Preferred Stock. Nevertheless, recipients of federal assistance continue to be subject to intense scrutiny, and future regulatory initiatives could be adopted at the federal or state level that have the effect of constraining the business or management of those enterprises. The Obama administration has proposed a financial crisis responsibility tax that would be levied on the largest financial institutions in terms of assets. We cannot predict the scope or impact of future regulatory initiatives or the effect that they may have on our ability to attract and retain key personnel, the cost and complexity of our compliance programs or on required levels of regulatory capital.

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
The insurance holding company laws of the other jurisdictions in which our insurance subsidiaries are incorporated, or deemed commercially domiciled, generally contain similar, and in some instances more restrictive, limitations on the payment of dividends. Our property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to us in 2010 without prior approval from the applicable insurance commissioner. Statutory dividends from our life insurance subsidiaries in 2010 require prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by our subsidiary Hartford Life, Inc., or HLI, is the maximum our insurance subsidiaries could pay to us in 2010. In 2009, we and HLI received $700 in dividends from our life insurance subsidiaries representing the movement of a life subsidiary to us, and we received $251 in dividends from our property-casualty insurance subsidiaries. For the six months ended June 30, 2010, neither we nor HLI received dividends from the life insurance subsidiaries. For the six months ended June 30, 2010, we received $626 in dividends from our property-casualty insurance subsidiaries.
Our rights to participate in any distribution of the assets of any of our subsidiaries, for example, upon their liquidation or reorganization, and the ability of holders of our common stock to benefit indirectly from a distribution, are subject to the prior claims of creditors of the applicable subsidiary, except to the extent that we may be a creditor of that subsidiary. Claims on these subsidiaries by persons other than us include, as of June 30, 2010, claims by policyholders for benefits payable amounting to $116.6 billion, claims by separate account holders of $154.9 billion, and other liabilities including claims of trade creditors, claims from guaranty associations and claims from holders of debt obligations, amounting to $16.3 billion.
In addition, as a savings and loan holding company, we are subject to regulation, supervision and examination by the OTS, including with respect to required capital, cash flow, organization structure, risk management and earnings at the parent company level. We will be subject to similar, potentially stricter, requirements when regulatory authority over us transfers to The Federal Reserve (for our holding company) and the OCC (for FTB).
Holders of our capital stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of June 30, 2010, there were 575,000 shares of our Series F Preferred Stock issued and outstanding. Under the terms of the Series F Preferred Stock, our ability to declare and pay dividends on or repurchase our common stock will be subject to restrictions in the event we fail to declare and pay (or set aside for payment) full dividends on the Series F Preferred Stock.
The terms of our outstanding junior subordinated debt securities also prohibit us from declaring or paying any dividends or distributions on our capital stock or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our financial condition, results of operations and liquidity.
We are particularly vulnerable to losses from catastrophes, both natural and man-made. Depending on their incidence and severity, these losses could materially and adversely affect our financial condition, results of operations and liquidity.
Natural catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, and disease pandemics. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. Starting in 2004 and 2005, third-party catastrophe loss models for hurricane loss events have incorporated medium-term forecasts of increased hurricane frequency and severity — reflecting the potential influence of multi-decadal climate patterns within the Atlantic. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the frequency and severity of certain natural catastrophe losses across various geographic regions. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. Our life insurance operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
We are also exposed to losses resulting from man-made disaster, including explosion, acts of terrorism and political instability. For example, in April 2010, the drilling rig Deepwater Horizon caught fire and sank, resulting in a massive oil spill in the Gulf of Mexico. We believe that under the terms of our insurance policies, we do not have material exposure to damage resulting directly from the Deepwater Horizon spill. However, we could experience significant indirect losses if the presence of oil exacerbates otherwise covered losses in a manner that satisfies all the terms and conditions of coverage and we are unable to recoup the cost of oil-related damage from the parties responsible for the spill.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs
				(in millions)
April 1, 2010 — April 30, 2010	305	$27.58	—	$807
May 1, 2010 — May 31, 2010	470	$28.57	—	$807
June 1, 2010 — June 30, 2010	—	$—	—	$807

Total	775	$28.18	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
See Exhibits Index on page 139.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)
Date: August 4, 2010	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2010
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

10.01	2010 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 25, 2010).

10.02	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees.

10.03	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Non-Employee Directors.

10.04	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.

10.05	Summary of Annual Executive Bonus Program (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 25, 2010).

10.06	Loss on Sale Reimbursement Payback Agreement between the Company and Gregory McGreevey dated July 22, 2010.

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. [1]

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

[1]
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.