Form 10-Q
period 2010-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2010-11-02
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2010 there were outstanding 444,541,171 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2009 Form 10-K Annual Report, Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q. These important risks and uncertainties include:
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

•
risks to our business, financial position, prospects and results associated with negative rating actions or downgrades in the Company’s financial strength and credit ratings or negative rating actions or downgrades relating to our investments;

•
the potential for differing interpretations of the methodologies, estimations and assumptions that underlie the valuation of the Company’s financial instruments that could result in changes to investment valuations;

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for additional valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims;
•	the possibility of a pandemic or other man-made disaster that may adversely affect our businesses and cost and availability of reinsurance;
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

•
the restrictions, oversight, costs and other consequences of being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (the “OTS”), and in the future, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), The Federal Reserve and the Office of the Controller of the Currency as regulator of Federal Trust Bank;

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
Any forward-looking statement made by the Company in this document speaks only as of the date of the filing of this Form 10-Q. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009 and statements of changes in equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 2, 2010

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,513	$3,499	$10,546	$10,920
Fee income	1,173	1,140	3,557	3,369
Net investment income (loss):
Securities available-for-sale and other	1,083	1,049	3,296	2,990
Equity securities, trading	1,043	638	(905)	2,437

Total net investment income	2,126	1,687	2,391	5,427

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(146)	(760)	(778)	(1,546)
OTTI losses recognized in other comprehensive income	31	224	403	472

Net OTTI losses recognized in earnings	(115)	(536)	(375)	(1,074)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(146)	(683)	(151)	(742)

Total net realized capital losses	(261)	(1,219)	(526)	(1,816)

Other revenues	122	123	360	361

Total revenues	6,673	5,230	16,328	18,261

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,037	3,070	9,762	10,799
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	1,043	638	(905)	2,437
Amortization of deferred policy acquisition costs and present value of future profits	438	687	2,027	3,620
Insurance operating costs and other expenses	1,105	1,174	3,461	3,472
Interest expense	128	118	380	357
Goodwill impairment	—	—	153	32

Total benefits, losses and expenses	5,751	5,687	14,878	20,717
Income (loss) before income taxes	922	(457)	1,450	(2,456)
Income tax expense (benefit)	256	(237)	389	(1,012)

Net income (loss)	$666	$(220)	$1,061	$(1,444)

Preferred stock dividends and accretion of discount	10	62	504	65

Net income (loss) available to common shareholders	$656	$(282)	$557	$(1,509)

Earnings (Loss) per common share
Basic	$1.48	$(0.79)	$1.30	$(4.52)
Diluted	$1.34	$(0.79)	$1.21	$(4.52)

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share and per share data)	2010	2009
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $78,484 and $76,015) (includes variable interest entity assets, at fair value, of $440 as of September 30, 2010)	$79,736	$71,153
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $328 as of September 30, 2010)	564	—
Equity securities, trading, at fair value (cost of $33,674 and $33,070)	32,495	32,321
Equity securities, available-for-sale, at fair value (cost of $1,232 and $1,333)	1,168	1,221
Mortgage loans (net of allowances for loan losses of $164 and $366)	4,684	5,938
Policy loans, at outstanding balance	2,180	2,174
Limited partnerships and other alternative investments (includes variable interest entity assets of $14 as of September 30, 2010)	1,819	1,790
Other investments	1,427	602
Short-term investments	9,517	10,357

Total investments	133,590	125,556
Cash	1,707	2,142
Premiums receivable and agents’ balances, net	3,370	3,404
Reinsurance recoverables, net	5,242	5,384
Deferred policy acquisition costs and present value of future profits	9,386	10,686
Deferred income taxes, net	1,721	3,940
Goodwill	1,051	1,204
Property and equipment, net	1,143	1,026
Other assets	2,497	3,981
Separate account assets	154,219	150,394

Total assets	$313,926	$307,717

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$39,890	$39,631
Other policyholder funds and benefits payable	45,889	45,852
Other policyholder funds and benefits payable — international variable annuities	32,470	32,296
Unearned premiums	5,296	5,221
Short-term debt	—	343
Long-term debt	6,603	5,496
Consumer notes	384	1,136
Other liabilities (includes variable interest entity liabilities of $405 as of September 30, 2010)	8,266	9,454
Separate account liabilities	154,219	150,394

Total liabilities	293,017	289,823
Commitments and Contingencies (Note 9)
Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 and 3,400,000 shares issued, liquidation preference $1,000 per share	556	2,960
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,758,371 and 410,184,182 shares issued	5	4
Additional paid-in capital	10,455	8,985
Retained earnings	11,488	11,164
Treasury stock, at cost — 25,391,969 and 27,177,019 shares	(1,789)	(1,936)
Accumulated other comprehensive income (loss), net of tax	194	(3,312)

Total stockholders’ equity	20,909	17,865
Noncontrolling interest	—	29

Total equity	20,909	17,894

Total liabilities and equity	$313,926	$307,717

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2010	2009
	(Unaudited)
Preferred Stock, at beginning of period	$2,960	$—
Issuance of mandatory convertible preferred stock	556	—
Accretion of preferred stock discount on issuance to U.S. Treasury	—	20
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	440	—
Issuance (redemption) of preferred stock to the U.S. Treasury	(3,400)	2,920

Preferred Stock, at end of period	556	2,940

Common Stock	5	4

Additional Paid-in Capital, at beginning of period	8,985	7,569
Issuance of warrants to U.S. Treasury	—	480
Issuance of shares under discretionary equity issuance plan	—	887
Issuance of shares under public offering	1,599	—
Issuance of shares under incentive and stock compensation plans	(123)	(135)
Reclassification of warrants from other liabilities to equity and extension of warrants’ term	—	186
Tax expense on employee stock options and awards	(6)	(11)

Additional Paid-in Capital, at end of period	10,455	8,976

Retained Earnings, at beginning of period, before cumulative effect of accounting change, net of tax	11,164	11,336
Cumulative effect of accounting change, net of tax	26	—

Retained Earnings, at beginning of period, as adjusted	11,190	11,336
Net income (loss)	1,061	(1,444)
Cumulative effect of accounting changes, net of tax	(194)	912
Accretion of preferred stock discount on issuance to U.S. Treasury	—	(20)
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	(440)	—
Dividends on preferred stock	(64)	(45)
Dividends declared on common stock	(65)	(50)

Retained Earnings, at end of period	11,488	10,689

Treasury Stock, at Cost, at beginning of period	(1,936)	(2,120)
Issuance of shares under incentive and stock compensation plans from treasury stock	150	187
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(3)

Treasury Stock, at Cost, at end of period	(1,789)	(1,936)

Accumulated Other Comprehensive Loss, Net of Tax, at beginning of period	(3,312)	(7,520)
Cumulative effect of accounting changes, net of tax	194	(912)
Total other comprehensive income	3,312	5,215

Accumulated Other Comprehensive Income (Loss), Net of Tax, at end of period	194	(3,217)

Total Stockholders’ Equity	20,909	17,456

Noncontrolling Interest, at beginning of period (Note 13)	29	92
Change in noncontrolling interest ownership	—	(61)
Noncontrolling loss	—	(6)
Recognition of noncontrolling interest in other liabilities	(29)	—

Noncontrolling Interest, at end of period	—	25

Total Equity	$20,909	$17,481

Preferred Shares Outstanding, at beginning of period (in thousands)	3,400	6,048
Conversion of preferred to common shares	—	(6,048)
Issuance (redemption) of shares issued to the U.S. Treasury	(3,400)	3,400
Issuance of mandatory convertible preferred shares	575	—

Preferred Shares Outstanding, at end of period	575	3,400

Common Shares Outstanding, at beginning of period (in thousands)	383,007	300,579
Treasury stock acquired	—	(15)
Conversion of preferred to common shares	—	24,194
Issuance of shares under discretionary equity issuance plan	—	56,109
Issuance of shares under public offering	59,590	—
Issuance of shares under incentive and stock compensation plans	1,901	2,353
Return of shares under incentive and stock compensation plans to treasury stock	(132)	(190)

Common Shares Outstanding, at end of period	444,366	383,030

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(In millions)	(Unaudited)		(Unaudited)
Comprehensive Income
Net income (loss)	$666	$(220)	$1,061	$(1,444)

Other comprehensive income (loss)
Change in net unrealized gain / loss on securities	1,064	3,232	2,642	5,572
Change in OTTI losses recognized in other comprehensive income	44	(51)	97	(176)
Change in net gain (loss) on cash-flow hedging instruments	79	99	308	(269)
Change in foreign currency translation adjustments	164	102	205	57
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	28	11	60	31

Total other comprehensive income	1,379	3,393	3,312	5,215

Total comprehensive income	$2,045	$3,173	$4,373	$3,771

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2010	2009
	(Unaudited)
Operating Activities
Net income (loss)	$1,061	$(1,444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,027	3,620
Additions to deferred policy acquisition costs and present value of future profits	(1,999)	(2,155)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(17)	903
Change in reinsurance recoverables	247	152
Change in receivables and other assets	(29)	212
Change in payables and accruals	(92)	(600)
Change in accrued and deferred income taxes	(5)	(252)
Net realized capital losses	526	1,816
Net receipts from investment contracts related to policyholder funds — international variable annuities	174	2,691
Net increase in equity securities, trading	(174)	(2,694)
Depreciation and amortization	449	360
Goodwill impairment	153	32
Other operating activities, net	(76)	104

Net cash provided by operating activities	2,245	2,745
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	37,320	41,749
Equity securities, available-for-sale	207	598
Mortgage loans	1,517	480
Partnerships	312	405
Payments for the purchase of:
Fixed maturities, available-for-sale	(39,485)	(42,990)
Equity securities, available-for-sale	(135)	(284)
Mortgage loans	(273)	(249)
Partnerships	(226)	(228)
Proceeds from business sold	130	7
Derivatives, net	504	(298)
Change in policy loans, net	(6)	(1)
Change in payables for collateral under securities lending, net	(46)	(2,771)
Other investing activities, net	(105)	(239)

Net cash used for investing activities	(286)	(3,821)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	9,458	11,158
Withdrawals and other deductions from investment and universal life-type contracts	(16,426)	(18,528)
Net transfers from separate accounts related to investment and universal life-type contracts	5,998	5,418
Proceeds from issuance of long-term debt	1,090	—
Repayments at maturity for long-term debt and payments on capital lease obligations	(343)	(24)
Change in commercial paper	—	(375)
Repayments at maturity or settlement of consumer notes	(752)	(17)
Net proceeds from issuance of mandatory convertible preferred stock	556	—
Net proceeds from issuance of common shares under public offering	1,600	—
Redemption of preferred stock issued to the U.S. Treasury	(3,400)	—
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	—	3,400
Net proceeds from issuance of common shares under discretionary equity issuance plan	—	887
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	17	18
Dividends paid on preferred stock	(75)	(31)
Dividends paid on common stock	(62)	(129)
Changes in bank deposits and payments on bank advances	(56)	(85)

Net cash provided by (used for) financing activities	(2,395)	1,692
Foreign exchange rate effect on cash	1	(10)
Net increase (decrease) in cash	(435)	606
Cash — beginning of period	2,142	1,811

Cash — end of period	$1,707	$2,417

Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$249	$(392)
Interest paid	$324	$303
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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in The Hartford’s 2009 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for certain credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, investments with an embedded credit derivative in a form other than the above mentioned subordination may need to be separately accounted for as an embedded credit derivative resulting in recognition of the change in the fair value of the embedded credit derivative in current period earnings. Upon adoption, an entity may elect the fair value option prospectively, with changes in fair value of the investment in its entirety recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this guidance on July 1, 2010 and identified securities with an amortized cost and fair value of $971 and $639, respectively, which were impacted by the scope of this standard. Upon adoption, the Company elected the fair value option for securities having an amortized cost and fair value of $447 and $214, respectively. For further discussion of fair value option, see Note 4. For the remainder of securities that were impacted by the scope of this standard, upon adoption, the embedded credit derivatives were bifurcated but are reported with the host instrument in the consolidated balance sheets. As of July 1, 2010, these securities had an amortized cost and fair value of $524 and $425, respectively, with an associated embedded derivative notional value of $525. For further discussion of embedded derivatives, see Note 5. The adoption, on July 1, 2010 resulted in the reclassification of $194, after-tax and deferred policy acquisition costs (“DAC”), net unrealized losses from accumulated other comprehensive loss to retained earnings, including $211 of unrealized capital losses and $17 of unrealized capital gains.
Future Adoption of New Accounting Standards
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued guidance clarifying the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising.
This guidance will be effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. Early adoption is permitted.
The Company will adopt this guidance on January 1, 2012. The Company has not yet determined if it will apply the guidance on a prospective or retrospective basis or the effect of the adoption on the Company’s Condensed Consolidated Financial Statements. If retrospective application is elected, the adoption could have a material impact on stockholders’ equity. If prospective application is elected, there could be a material impact to the Company’s Condensed Consolidated Statement of Operations as non-deferrable acquisition costs will increase while amortization would continue on the existing DAC balance.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Tax expense (benefit) at U.S. Federal statutory rate	$323	$(160)	$508	$(860)
Tax-exempt interest	(38)	(36)	(116)	(111)
Dividends received deduction	(34)	(41)	(115)	(120)
Investment valuation allowance	—	—	86	—
Nondeductible costs associated with warrants	—	—	—	78
Other	5	—	26	1

Income tax expense (benefit)	$256	$(237)	$389	$(1,012)

The separate account dividends received deduction (“DRD”) is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company evaluates its DRD computations on a quarterly basis.
The Company’s unrecognized tax benefits were unchanged during the nine months ended September 30, 2010, remaining at $48 as of September 30, 2010. This entire amount, if it were recognized, would affect the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Audits have been concluded for all years through 2006. The audit of 2007 and 2008 commenced in the second quarter of 2010 and the audit of 2009 commenced in the third quarter of 2010. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations.
The Company’s net deferred tax asset as of September 30, 2010 and December 31, 2009 includes a net deferred tax liability of $1.4 billion and $849, respectively, for the Company’s subsidiary in Japan.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $174 as of September 30, 2010 and was $86 as of December 31, 2009. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, and sales of certain corporate assets, including subsidiaries. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. An increase in interest rates can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits to offset certain previously recognized realized capital losses.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2010	2009	2010	2009

Income (loss)
Net income (loss)	$666	$(220)	$1,061	$(1,444)
Less: Preferred stock dividends and accretion of discount	10	62	504	65

Net income (loss) available to common shareholders	$656	$(282)	$557	$(1,509)

Common shares
Basic
Weighted average common shares outstanding	444.1	356.1	427.2	334.1

Diluted
Warrants	29.0	—	32.6	—
Stock compensation plans	1.4	—	1.3	—
Mandatory convertible preferred shares	20.8	—	—	—

Weighted average shares outstanding and dilutive potential common shares	495.3	356.1	461.1	334.1

Earnings (loss) per common share
Basic	$1.48	$(0.79)	$1.30	$(4.52)
Diluted	$1.34	$(0.79)	$1.21	$(4.52)
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
As a result of the net loss for the three months ended September 30, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended September 30, 2009 diluted loss per share, since the inclusion of shares for warrants of 25.3 million and stock compensation plans of 1.1 million would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 382.5 million for the three months ended September 30, 2009.
As a result of the net loss in the nine months ended September 30, 2009, the Company is required to use basic weighted average common shares outstanding in the calculation of the nine months ended September 30, 2009 diluted loss per share, since the inclusion of shares for warrants of 8.7 million and stock compensation plans of 0.8 million would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 343.6 million.
For the nine months ended September 30, 2010, 14.9 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculation. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 476.0 million.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information
Effective for third quarter 2010 reporting, The Hartford made changes to its reporting segments to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. Accordingly, segment data for prior reporting periods has been adjusted to reflect the new segment reporting. As a result, the Company created three customer focused divisions, Commercial Markets, Consumer Markets and Wealth Management, conducting business principally in seven reporting segments.
The following discussion describes the significant changes to the reporting segments:
The Commercial Markets division consists of the reporting segments of Property & Casualty Commercial and Group Benefits. The Property & Casualty Commercial reporting segment includes the former Small Commercial, Middle Market and Specialty Commercial reporting segments. Group Benefits is now included in the Commercial Markets division and is otherwise unchanged from June 30, 2010.
The Consumer Markets division and reporting segment includes the former Personal Lines reporting segment.
The Wealth Management division consists of the following reporting segments: Global Annuity, Life Insurance, Retirement Plans and Mutual Funds. Global Annuity includes the former Global Annuity - U.S. and Global Annuity — International reporting segments, as well as institutional investment products (“IIP”) which was within the former Institutional Solutions Group (“Institutional”) reporting segment. Life Insurance includes the former Individual Life reporting segment and private placement life insurance (“PPLI”) operations formerly within Institutional and Life Other. The former Retirement segment is now reported as two separate segments: Retirement Plans and Mutual Funds.
Corporate and Other includes Property & Casualty Other Operations and the former Life Other, excluding the PPLI operations now included in Life Insurance.
Certain inter-segment arrangements have been terminated retrospectively whereby the former Specialty Commercial reporting segment was reimbursing the former Personal Lines, Small Commercial and Middle Market reporting segments for certain losses incurred from uncollectible reinsurance and under certain liability claims.
As a result of this reorganization, the Company’s seven reporting segments, as well as the Corporate and Other category, are as follows:
Commercial Markets
Property & Casualty Commercial
Property & Casualty Commercial provides workers’ compensation, property, automobile, marine, livestock, liability and umbrella coverages primarily throughout the United States (“U.S.”), along with a variety of customized insurance products and risk management services including professional liability, fidelity, surety, specialty casualty coverages and third-party administrator services.
Group Benefits
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Consumer Markets
Consumer Markets provides standard automobile, homeowners and home-based business coverages to individuals across the U.S., including a special program designed exclusively for members of AARP. Consumer Markets also operates a member contact center for health insurance products offered through the AARP Health program.
Wealth Management
Global Annuity
Global Annuity offers individual variable, fixed market value adjusted (“fixed MVA”)and single premium immediate annuities in the U.S., a range of products to institutional investors, including but not limited to, stable value contracts and institutional annuities, and administers investments, retirement savings and other insurance and savings products to individuals and groups outside the U.S., primarily in Japan and Europe.
Life Insurance
Life Insurance sells a variety of life insurance products, including variable universal life, universal life, and term life, as well as variable PPLI owned by corporations and high net worth individuals.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Retirement Plans
Retirement Plans provides products and services to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans.
Mutual Funds
Mutual Funds offers retail mutual funds, investment-only mutual funds and college savings plans under Section 529 of the Code (collectively referred to as non-proprietary) and proprietary mutual funds.
Corporate and Other
The Hartford includes in Corporate and Other the Company’s debt financing and related interest expense, as well as other capital raising activities; banking operations; certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries; and certain purchase accounting adjustments and other charges not allocated to the segments. Also included in Corporate and Other is the Company’s management of certain property and casualty operations that have discontinued writing new business and substantially all of the Company’s asbestos and environmental exposures, collectively referred to as Other Operations.
Financial Measures and Other Segment Information
The following table presents net income (loss) for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Property & Casualty Commercial	$306	$217	$782	$484
Group Benefits	46	65	145	148
Consumer Markets	70	15	113	55
Global Annuity	175	(320)	141	(1,304)
Life Insurance	97	8	224	18
Retirement Plans	30	(34)	38	(162)
Mutual Funds	18	11	67	17
Corporate and Other	(76)	(182)	(449)	(700)

Net income (loss)	$666	$(220)	$1,061	$(1,444)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$605	$556	$1,754	$1,706
Property	137	144	412	451
Automobile	149	159	453	497
Package business	281	277	842	842
Liability	129	149	405	477
Fidelity and surety	56	61	169	192
Professional liability	82	96	243	298

Total Property & Casualty Commercial	1,439	1,442	4,278	4,463
Group Benefits
Group disability	487	479	1,520	1,493
Group life and accident	513	528	1,539	1,600
Other	58	62	175	188

Total Group Benefits	1,058	1,069	3,234	3,281
Consumer Markets
Automobile	698	717	2,122	2,136
Homeowners	287	272	854	821

Total Consumer Markets [1]	985	989	2,976	2,957
Global Annuity
Variable annuity	629	555	1,855	1,634
Fixed / MVA annuity	21	10	43	24
IIP	4	38	21	333
Other	5	8	13	23

Total Global Annuity	659	611	1,932	2,014
Life Insurance
Variable life	113	123	315	396
Universal life	72	92	282	286
Term / Other life	12	11	36	35
PPLI	46	21	129	86

Total Life Insurance	243	247	762	803
Retirement Plans
401(k)	77	74	233	208
Government plans	12	10	32	29

Total Retirement Plans	89	84	265	237
Mutual Funds
Non-Proprietary	151	137	467	370
Proprietary	15	—	46	—

Total Mutual Funds	166	137	513	370
Corporate and Other	47	60	143	164

Total earned premiums, fees, and other considerations	4,686	4,639	14,103	14,289
Net investment income (loss):
Securities available-for-sale and other	1,083	1,049	3,296	2,990
Equity securities, trading	1,043	638	(905)	2,437

Total net investment income	2,126	1,687	2,391	5,427
Net realized capital losses	(261)	(1,219)	(526)	(1,816)
Other revenues	122	123	360	361

Total revenues	$6,673	$5,230	$16,328	$18,261

[1]
For both the three months ended September 30, 2010 and 2009, AARP members accounted for earned premiums of $712. For both the nine months ended September 30, 2010 and 2009, AARP members accounted for earned premiums of $2.1 billion.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”), fixed maturities at fair value using fair value option (“FVO”), equity securities, trading, short-term investments, freestanding and embedded derivatives, separate account assets and certain other liabilities.
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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are investment grade private placement securities and derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs, residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans and below investment grade private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivative securities, including customized guaranteed minimum withdrawal benefit (“GMWB”) hedging derivatives (see Note 4a for further information on GMWB product related financial instruments), equity derivatives, long dated derivatives, swaps with optionality, certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain one or more significant unobservable market inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and nine months ended September 30, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets (i.e. below-prime RMBS and CRE CDOs).

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

	September 30, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,009	$—	$2,500	$509
CDOs	2,563	—	7	2,556
CMBS	8,160	—	7,547	613
Corporate	40,851	—	38,741	2,110
Foreign government/government agencies	1,924	—	1,873	51
States, municipalities and political subdivisions (“Municipal”)	12,723	—	12,434	289
RMBS	5,551	—	4,279	1,272
U.S. Treasuries	4,955	774	4,181	—

Total fixed maturities, AFS	79,736	774	71,562	7,400
Fixed maturities, FVO	564	—	64	500
Equity securities, trading	32,495	2,286	30,209	—
Equity securities, AFS	1,168	327	741	100
Derivative assets
Credit derivatives	(9)	—	(9)	—
Equity derivatives	3	—	—	3
Foreign exchange derivatives	482	—	482	—
Interest rate derivatives	74	—	98	(24)
Other derivative contracts	34	—	—	34

Total derivative assets [1]	584	—	571	13
Short-term investments	9,517	715	8,802	—
Separate account assets [2]	148,771	112,182	35,512	1,077

Total assets accounted for at fair value on a recurring basis	$272,835	$116,284	$147,461	$9,090

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$3	$—	$—	$3
Equity linked notes	(8)	—	—	(8)

Total other policyholder funds and benefits payable	(5)	—	—	(5)
Derivative liabilities
Credit derivatives	(509)	—	(53)	(456)
Equity derivatives	1	—	—	1
Foreign exchange derivatives	172	—	172	—
Interest rate derivatives	(77)	—	(52)	(25)

Total derivative liabilities [3]	(413)	—	67	(480)
Other liabilities	(30)	—	—	(30)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(452)	$—	$67	$(519)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of September 30, 2010, $828 of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of September 30, 2010, excludes approximately $5 billion of investment sales receivable that are not subject to fair value accounting.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
A pricing matrix is used to price private placement securities for which the Company is unable to obtain a price from a third-party pricing service by discounting the expected future cash flows from the security by a developed market discount rate utilizing current credit spreads. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The appropriate credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing an independent public security index and trade information and adjusting for the non-public nature of the securities. For the quarter ended September 30, 2010, the Company compared the results of the private placement pricing model to actual trades, as well as to third party broker quotes and determined that the pricing model results were consistent with market observable data for investment grade private placement securities. As a result, the Company reclassified investment grade private placement securities from Level 3 to Level 2. Below investment grade private placement securities remain classified as Level 3.
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
The Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Most prices provided by third-party pricing services are classified into Level 2 because the inputs used in pricing the securities are market observable. Due to a general lack of transparency in the process that brokers use to develop prices, most valuations that are based on brokers’ prices are classified as Level 3. Some valuations may be classified as Level 2 if the price can be corroborated with observable market data.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2010 and December 31, 2009, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
For most of the Company’s debt securities, the following inputs are typically used in the Company’s pricing methods: reported trades, benchmark yields, bids and/or estimated cash flows. For securities, except U.S. Treasuries, inputs also include issuer spreads, which may consider credit default swaps. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:
Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets.

•
ABS, CDOs, CMBS and RMBS — Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates — Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies — Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals — Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives — Significant inputs primarily include the swap yield curve and credit curves.

•	Foreign exchange derivatives — Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives — Significant input is primarily the swap yield curve.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Level 3
Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. Certain long-dated securities are priced based on third party pricing services, including municipal securities and foreign government/government agencies, as well as bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

•	Credit derivatives — Significant unobservable inputs may include credit correlation and swap yield curve and credit curve extrapolation beyond observable limits.
•	Equity derivatives — Significant unobservable inputs may include equity volatility.
•	Interest rate contracts — Significant unobservable inputs may include swap yield curve extrapolation beyond observable limits and interest rate volatility.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three and nine months ending September 30, 2010 and 2009, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended September 30, 2010

								Changes in unrealized
								gains (losses)
								included in net income
								related to
	Fair value	Total realized/unrealized		Purchases,			Fair value	financial instruments
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	still held at
	June 30,	Net		and	in to	out of	September 30,	September 30,
Asset (Liability)	2010	income [1]	OCI [2]	settlements	Level 3 [3]	Level 3 [3]	2010	2010 [1]
Assets
Fixed maturities, AFS
ABS	$548	$(6)	$28	$(26)	$—	$(35)	$509	$—
CDOs	2,778	(45)	110	(110)	15	(192)	2,556	(47)
CMBS	652	(23)	58	(32)	36	(78)	613	(34)
Corporate	8,816	(10)	74	(140)	5	(6,635)	2,110	(11)
Foreign govt./govt. agencies	51	—	1	(1)	—	—	51	—
Municipal	317	1	14	(30)	11	(24)	289	—
RMBS	1,466	(4)	56	(243)	—	(3)	1,272	(4)

Total fixed maturities, AFS	14,628	(87)	341	(582)	67	(6,967)	7,400	(96)
Fixed maturities, FVO	—	48	—	(1)	453	—	500	48
Equity securities, AFS	80	—	(1)	7	14	—	100	—
Freestanding derivatives
Credit derivatives	(533)	80	—	(3)	—	—	(456)	79
Equity derivatives	—	4	—	—	—	—	4	4
Interest rate derivatives	(49)	—	—	—	—	—	(49)	1
Other derivative contracts	35	(1)	—	—	—	—	34	(1)

Total freestanding derivatives [4]	(547)	83	—	(3)	—	—	(467)	83
Separate accounts [5]	937	13	—	72	61	(6)	1,077	9

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$2	$1	$—	$—	$—	$—	$3	$1
Equity linked notes	(7)	(1)	—	—	—	—	(8)	(1)

Total other policyholder funds and benefits payable	(5)	—	—	—	—	—	(5)	—
Other liabilities	(16)	(14)	—	—	—	—	(30)	—
Consumer notes	(4)	—	—	—	—	—	(4)	—

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

[3]
Transfers in and/or (out) of Level 3 are primarily attributable to the reclassification of investment grade private placement securities, changes in the availability of market observable information, the re-evaluation of the observability of pricing inputs and the election of fair value option for investments containing an embedded credit derivative.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2010

								Changes in unrealized
								gains (losses)
								included in net income
								related to
	Fair value	Total realized/unrealized		Purchases,			Fair value	financial instruments
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	still held at
	January 1,	Net		and	in to	out of	September 30,	September 30,
Asset (Liability)	2010	income [1]	OCI [2]	settlements	Level 3 [3]	Level 3 [3]	2010	2010 [1]
Assets
Fixed maturities, AFS
ABS	$580	$(9)	$71	$(49)	$28	$(112)	$509	$(2)
CDOs	2,835	(130)	430	(177)	42	(444)	2,556	(137)
CMBS	307	(137)	333	(55)	302	(137)	613	(108)
Corporate	8,027	(2)	306	137	515	(6,873)	2,110	(4)
Foreign govt./govt. agencies	93	—	3	(9)	6	(42)	51	—
Municipal	262	1	48	(5)	11	(28)	289	—
RMBS	1,153	(38)	220	(37)	—	(26)	1,272	(33)

Total fixed maturities, AFS	13,257	(315)	1,411	(195)	904	(7,662)	7,400	(284)
Fixed maturities, FVO	—	48	—	(1)	453	—	500	48
Equity securities, AFS	58	(2)	8	16	20	—	100	(5)
Freestanding derivatives
Credit derivatives	(228)	60	—	2	(290)	—	(456)	59
Equity derivatives	(2)	6	—	—	—	—	4	6
Interest rate derivatives	5	1	—	(44)	—	(11)	(49)	(19)
Other derivative contracts	36	(2)	—	—	—	—	34	(2)

Total freestanding derivatives [4]	(189)	65	—	(42)	(290)	(11)	(467)	44
Separate accounts [5]	962	29	—	154	65	(133)	1,077	21

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(2)	$5	$—	$—	$—	$—	$3	$5
Equity linked notes	(10)	2	—	—	—	—	(8)	2

Total other policyholder funds and benefits payable	(12)	7	—	—	—	—	(5)	7
Other liabilities	—	(19)	—	—	(11)	—	(30)	—
Consumer notes	(5)	1	—	—	—	—	(4)	1

[1]
All amounts in these columns are reported in net realized capital gains (losses) except for less than $1, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

[2]	All amounts are before income taxes and amortization of DAC.

[3]
Transfers in and/or (out) of Level 3 are primarily attributable to the reclassification of investment grade private placement securities, changes in the availability of market observable information, the re-evaluation of the observability of pricing inputs and the election of fair value option for investments containing an embedded credit derivative. Transfers in also include the consolidation of additional VIEs due to the adoption of new accounting guidance on January 1, 2010.

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

							Changes in unrealized
							gains (losses)
							included in net income
	Fair value	Total realized/unrealized		Purchases,		Fair value	related to financial
	as of	gains (losses) included in:		issuances,	Transfers in	as of	instruments still held at
	June 30,	Net		and	and/or (out)	September 30,	September 30,
Asset (Liability)	2009	income [1]	OCI [2]	settlements	of Level 3 [3]	2009	2009 [1]
Assets
Fixed maturities, AFS
ABS	$502	$(32)	$122	$(36)	$18	$574	$(32)
CDOs	2,562	(218)	436	35	(31)	2,784	(218)
CMBS	198	(117)	171	(5)	211	458	(117)
Corporate	6,530	(6)	587	80	(54)	7,137	(11)
Foreign govt./govt. agencies	68	1	4	(3)	(2)	68	1
Municipal	214	—	13	29	7	263	—
RMBS	1,353	(66)	158	(231)	(64)	1,150	(66)

Total fixed maturities, AFS	11,427	(438)	1,491	(131)	85	12,434	(443)
Equity securities, AFS	228	(4)	(5)	1	16	236	—
Freestanding derivatives [4]	(282)	49	5	11	—	(217)	54
Separate accounts [5]	673	40	—	29	(24)	718	34

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$2	$(9)	$—	$—	$—	$(7)	$(9)
Equity linked notes	(6)	(2)	—	—	—	(8)	(2)

Total other policyholder funds and benefits payable	(4)	(11)	—	—	—	(15)	(11)
Consumer notes	(4)	(1)	—	—	—	(5)	(1)

[1]
All amounts in these columns are reported in net realized capital gains/losses except for less than $1 for the three months ended September 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization DAC.

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

							Changes in unrealized
							gains (losses)
							included in net income
	Fair value	Total realized/unrealized		Purchases,		Fair value	related to financial
	as of	gains (losses) included in:		issuances,	Transfers in	as of	instruments still held at
	January 1,	Net		and	and/or (out)	September 30,	September 30,
Asset (Liability)	2009	income [1]	OCI [2]	settlements	of Level 3 [3]	2009	2009 [1]
Assets
Fixed maturities, AFS
ABS	$536	$(41)	$158	$(35)	$(44)	$574	$(37)
CDOs	2,612	(313)	534	(18)	(31)	2,784	(312)
CMBS	341	(165)	199	(13)	96	458	(143)
Corporate	6,396	(66)	994	278	(465)	7,137	(38)
Foreign govt./govt. agencies	100	1	2	(13)	(22)	68	1
Municipal	163	—	6	16	78	263	—
RMBS	1,662	(235)	(86)	(130)	(61)	1,150	(150)

Total fixed maturities, AFS	11,810	(819)	1,807	85	(449)	12,434	(679)
Equity securities, AFS	541	(5)	(6)	(1)	(293)	236	—
Freestanding derivatives [4]	(281)	44	(5)	31	(6)	(217)	63
Separate accounts [5]	786	(82)	—	139	(125)	718	(39)

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(41)	$34	$—	$—	$—	$(7)	$34
Equity linked notes	(8)	—	—	—	—	(8)	—

Total other policyholder funds and benefits payable	(49)	34	—	—	—	(15)	34
Other derivative liabilities [6]	(163)	70	—	93	—	—	—
Consumer notes	(5)	—	—	—	—	(5)	—

[1]
All amounts in these columns are reported in net realized capital gains (losses) except for $2 for the nine months ended September 30, 2009, which is reported in benefits, losses and loss adjustment expenses. All amounts are before income taxes and amortization of DAC.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Fair Value Option
The Company elected the fair value option for its investments containing an embedded credit derivative which were not bifurcated as a result of adoption of new accounting guidance effective July 1, 2010. The underlying credit risk of these securities is primarily corporate bonds and commercial real estate. The Company elected the fair value option given the complexity of bifurcating the economic components associated with the embedded credit derivative. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
The Company previously elected the fair value option for one of its consolidated VIEs in order to apply a consistent accounting model for the VIE’s assets and liabilities. The VIE is an investment vehicle that holds high quality investments, derivative instruments that references third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company’s own credit risk. Electing the fair value option for the VIE resulted in lowering other liabilities with an offsetting impact to the cumulative effect adjustment to retained earnings of $232, representing the difference between the fair value and outstanding principal of the notes as of January 1, 2010.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Assets
Fixed maturities, FVO
ABS	$1	$3
CRE CDOs	44	44
Corporate	4	—
Other liabilities
Credit-linked notes	(14)	(19)

Total realized capital gains	$35	$28

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

September 30, 2010
Assets
Fixed maturities, FVO
ABS	$64
CRE CDOs	236
Corporate	260
RMBS	4

Total fixed maturities, FVO	$564

Other liabilities
Credit-linked notes [1]	$30

[1]
As of September 30, 2010, the outstanding principal balance of the notes was $243. Not included in the table above was $270 of derivative instruments held in one of the Company’s consolidated VIEs which is included in the Company’s Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,180	$2,328	$2,174	$2,321
Mortgage loans	4,684	4,728	5,938	5,091

Liabilities
Other policyholder funds and benefits payable [1]	$11,486	$11,845	$12,330	$12,513
Senior notes [2]	4,880	5,110	4,054	4,037
Junior subordinated debentures [2]	1,723	2,466	1,717	2,338
Consumer notes [3]	380	394	1,131	1,194

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
As of September 30, 2010 and December 31, 2009, included in other liabilities in the Condensed Consolidated Balance Sheets are carrying amounts of $234 and $273, respectively, for deposits and $60 and $78, respectively, for Federal Home Loan Bank advances related to Federal Trust Corporation. These carrying amounts approximate fair value.
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

	September 30, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$162	$—	$(16)	$178
Macro hedge program	587	1	185	401
Reinsurance recoverable for U.S. GMWB	458	—	—	458

Total assets accounted for at fair value on a recurring basis	$1,207	$1	$169	$1,037

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(2,541)	$—	$—	$(2,541)
International guaranteed withdrawal benefits	(64)	—	—	(64)
International other guaranteed living benefits	1	—	—	1
Variable annuity hedging derivatives	352	—	(30)	382
Macro hedge program	11	—	—	11

Total liabilities accounted for at fair value on a recurring basis	$(2,241)	$—	$(30)	$(2,211)

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$9	$—	$—	$9
Macro hedge program	203	8	16	179
Reinsurance recoverable for U.S. GMWB	347	—	—	347

Total assets accounted for at fair value on a recurring basis	$559	$8	$16	$535

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,957)	$—	$—	$(1,957)
International guaranteed withdrawal benefits	(45)	—	—	(45)
International other guaranteed living benefits	2	—	—	2
Variable annuity hedging derivatives	43	—	(184)	227
Macro hedge program	115	(2)	6	111

Total liabilities accounted for at fair value on a recurring basis	$(1,842)	$(2)	$(178)	$(1,662)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
Product Derivatives
The Company currently offers certain variable annuity products with GMWB riders in the U.S., and formerly offered such products in the U.K. and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance and exclusive of the impact of the credit standing adjustment on other market sensitivities, resulted in a pre-tax realized gain (loss) of $(23) and $(80), for the three months ended September 30, 2010 and 2009, respectively, and $32 and $56 for the nine months ended September 30, 2010 and 2009, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total pre-tax realized gain (loss) of $163 and $(126) for the three months ended September 30, 2010 and 2009, respectively and $163 and $306 for the nine months ended September 30, 2010 and 2009, respectively. Assumption updates for the three months ended September 30, 2010, primarily related to decreasing withdrawal and lapse rates.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $28 and $119, for the three months ended September 30, 2010 and 2009, respectively, and $70 and $510 for the nine months ended September 30, 2010 and 2009, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide fair value roll forwards for the three and nine months ended September 30, 2010 and 2009, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the three months ended September 30, 2010

								Changes in unrealized
								gains (losses)
								included in net income
								related to
	Fair value	Total realized/unrealized		Purchases,			Fair value	financial instruments
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	still held at
	June 30,	Net income		and	in to	out of	September 30,	September 30,
Asset (Liability)	2010	[1] [2] [6]	OCI [2]	settlements [3]	Level 3	Level 3	2010	2010 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(91)	$(89)	$—	$134	$—	$—	$(46)		[4]
Level 3	928	(295)	—	(73)	—	—	560	$(241)

Total variable annuity hedging derivatives	837	(384)	—	61	—	—	514		[4]
Reinsurance recoverable for GMWB	550	(101)	—	9	—	—	458	(101)
U.S. guaranteed withdrawal benefits — Level 3	(3,148)	639	—	(32)	—	—	(2,541)	639
International guaranteed withdrawal benefits — Level 3	(72)	16	(4)	(4)	—	—	(64)	16

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(1,833)	170	(4)	34	—	—	(1,633)		[4]

Macro hedge program [5]
Levels 1 and 2	190	(165)	—	161	—	—	186		[4]
Level 3	663	(278)	—	27	—	—	412	(278)

Total macro hedge program	853	(443)	—	188	—	—	598		[4]

International other guaranteed living benefits — Level 3	(1)	3	—	(1)	—	—	1	3

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the nine months ended September 30, 2010

								Changes in unrealized
								gains (losses)
								included in net income
								related to
	Fair value	Total realized/unrealized		Purchases,			Fair value	financial instruments
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	still held at
	January 1,	Net income		And	in to	out of	September 30,	September 30,
Asset (Liability)	2010	[1] [2] [6]	OCI [2]	settlements [3]	Level 3	Level 3	2010	2010 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(184)	$34	$—	$104	$—	$—	$(46)		[4]
Level 3	236	244	—	80	—	—	560	$261

Total variable annuity hedging derivatives	52	278	—	184	—	—	514		[4]
Reinsurance recoverable for GMWB	347	84	—	27	—	—	458	84
U.S. guaranteed withdrawal benefits — Level 3	(1,957)	(481)	—	(103)	—	—	(2,541)	(481)
International guaranteed withdrawal benefits — Level 3	(45)	(8)	(4)	(7)	—	—	(64)	(8)

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(1,603)	(127)	(4)	101	—	—	(1,633)		[4]

Macro hedge program [5]
Levels 1 and 2	28	(73)	—	231	—	—	186		[4]
Level 3	290	(137)	—	259	—	—	412	(117)

Total macro hedge program	318	(210)	—	490	—	—	598		[4]

International other guaranteed living benefits — Level 3	2	1	—	(2)	—	—	1	1

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the three months ended September 30, 2009

							Changes in unrealized
							gains (losses)
							included in net income
							related to
	Fair value	Total realized/unrealized		Purchases,		Fair value	financial instruments
	as of	gains (losses) included in:		issuances,	Transfers in	as of	still held at
	June 30,	Net income		and	and/or (out)	September 30,	September 30,
Asset (Liability)	2009	[1] [2] [6]	OCI [2]	settlements [3]	of Level 3	2009	2009 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(167)	$(268)	$—	$309	$—	$(126)		[4]
Level 3	1,022	(210)	—	(302)	—	510	$(3)

Total variable annuity hedging derivatives	855	(478)	—	7	—	384		[4]
Reinsurance recoverable for GMWB	632	(103)	—	9	—	538	(103)
U.S. guaranteed withdrawal benefits — Level 3	(3,289)	383	—	(38)	—	(2,944)	383
International guaranteed withdrawal benefits — Level 3	(57)	8	—	(2)	—	(51)	8

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(1,859)	(190)	—	(24)	—	(2,073)		[4]

Macro hedge program [5]
Levels 1 and 2	28	(97)	—	130	—	61		[4]
Level 3	113	(231)	—	379	—	261	(231)

Total macro hedge program	141	(328)	—	509	—	322		[4]

International other guaranteed living benefits — Level 3	2	1	—	—	—	3	1

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the nine months ended September 30, 2009

							Changes in unrealized
							gains (losses)
							included in net income
	Fair value	Total realized/unrealized		Purchases,		Fair value	related to financial instruments
	as of	gains (losses) included in:		issuances,	Transfers in	as of	still held at
	January 1,	Net income		and	and/or (out)	September 30,	September 30,
Asset (Liability)	2009	[1] [2] [6]	OCI [2]	settlements [3]	of Level 3	2009	2009 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$27	$(782)	$—	$629	$—	$(126)		[4]
Level 3	2,637	(1,096)	—	(1,031)	—	510	$(838)

Total variable annuity hedging derivatives	2,664	(1,878)	—	(402)	—	384		[4]
Reinsurance recoverable for GMWB	1,302	(788)	—	24	—	538	(788)
U.S. guaranteed withdrawal benefits — Level 3	(6,526)	3,683	—	(101)	—	(2,944)	3,683
International guaranteed withdrawal benefits — Level 3	(94)	53	(3)	(7)	—	(51)	53

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(2,654)	1,070	(3)	(486)	—	(2,073)		[4]

Macro hedge program [5]
Levels 1 and 2	—	(254)	—	315	—	61		[4]
Level 3	137	(438)	—	562	—	261	(438)

Total macro hedge program	137	(692)	—	877	—	322		[4]

International other guaranteed living benefits — Level 3	—	5	—	(2)	—	3	5

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009 [1]	2010	2009 [1]
OTTI losses recognized in OCI	$(31)	$(224)	$(403)	$(472)
Changes in fair value and/or sales	114	137	591	236
Tax and deferred acquisition costs	(39)	36	(91)	60

Change in non-credit impairments recognized in OCI	$44	$(51)	$97	$(176)

[1]	The Company adopted the other-than-temporary impairment guidance as of April 1, 2009.
The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current delinquency rates, and loan-to-value ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2010	2009	2010	2009
Gross gains on sales	$179	$205	$654	$570
Gross losses on sales	(88)	(104)	(293)	(1,013)
Net OTTI losses recognized in earnings	(115)	(536)	(375)	(1,074)
Valuation allowances on mortgage loans	(7)	(40)	(159)	(193)
Japanese fixed annuity contract hedges, net [1]	11	(7)	22	28
Periodic net coupon settlements on credit derivatives/Japan	(4)	(7)	(15)	(39)
Results of variable annuity hedge program
GMWB derivatives, net	170	(190)	(127)	1,070
Macro hedge program	(443)	(328)	(210)	(692)

Total results of variable annuity hedge program	(273)	(518)	(337)	378
Other, net [2]	36	(212)	(23)	(473)

Net realized capital losses	$(261)	$(1,219)	$(526)	$(1,816)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and fixed maturities, FVO, and other investment gains and losses.
Net realized capital gains (losses) from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains (losses) on sales and impairments previously reported as unrealized losses in AOCI were $24 and $14 for the three and nine months ended September 30, 2010, respectively, and $435 and $1.5 billion for the three and nine months ended September 30, 2009, respectively. Proceeds from sales of AFS securities totaled $13.7 billion and $35.8 billion, respectively, for the three and nine months ended September 30, 2010, and $6.2 billion and $34.3 billion, respectively, for the three and nine months ended September 30, 2009.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held. The Company adopted the impairment guidance as of April 1, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2010	2009	2010	2009
Balance as of beginning of period	$(2,281)	$(1,578)	$(2,200)	$(1,320)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(19)	(315)	(183)	(527)
Securities previously impaired	(52)	(180)	(143)	(229)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	224	28	378	28
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	—	—	3
Securities due to an increase in expected cash flows	10	2	30	2

Balance as of end of period	$(2,118)	$(2,043)	$(2,118)	$(2,043)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Available-for-Sale Securities

	September 30, 2010					December 31, 2009
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,341	$75	$(407)	$3,009	$(22)	$3,040	$36	$(553)	$2,523	$(48)
CDOs	3,114	16	(567)	2,563	(90)	4,054	27	(1,189)	2,892	(174)
CMBS	8,776	301	(917)	8,160	(3)	10,736	114	(2,306)	8,544	(6)
Corporate [2]	38,368	3,244	(702)	40,851	(4)	35,318	1,368	(1,443)	35,243	(23)
Foreign govt./govt. agencies	1,773	162	(11)	1,924	—	1,376	52	(20)	1,408	—
Municipal	12,235	596	(108)	12,723	—	12,125	318	(378)	12,065	(3)
RMBS	5,919	156	(524)	5,551	(132)	5,512	104	(769)	4,847	(185)
U.S. Treasuries	4,958	75	(78)	4,955	—	3,854	14	(237)	3,631	—

Total fixed maturities, AFS	78,484	4,625	(3,314)	79,736	(251)	76,015	2,033	(6,895)	71,153	(439)
Equity securities, AFS	1,232	76	(140)	1,168	—	1,333	80	(192)	1,221	—

Total AFS securities	$79,716	$4,701	$(3,454)	$80,904	$(251)	$77,348	$2,113	$(7,087)	$72,374	$(439)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2010 and December 31, 2009.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

	September 30, 2010
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,894	$1,912
Over one year through five years	16,649	17,564
Over five years through ten years	14,668	15,836
Over ten years	24,123	25,141

Subtotal	57,334	60,453
Mortgage-backed and asset-backed securities	21,150	19,283

Total fixed maturities, AFS	$78,484	$79,736

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
Available-for-Sale Securities — Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	September 30, 2010
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$204	$186	$(18)	$1,479	$1,090	$(389)	$1,683	$1,276	$(407)
CDOs	317	279	(38)	2,763	2,234	(529)	3,080	2,513	(567)
CMBS	251	238	(13)	4,531	3,627	(904)	4,782	3,865	(917)
Corporate [1]	1,531	1,418	(107)	4,710	4,062	(595)	6,241	5,480	(702)
Foreign govt./govt. agencies	35	34	(1)	75	65	(10)	110	99	(11)
Municipal	319	315	(4)	1,139	1,035	(104)	1,458	1,350	(108)
RMBS	1,064	1,041	(23)	1,693	1,192	(501)	2,757	2,233	(524)
U.S. Treasuries	764	762	(2)	575	499	(76)	1,339	1,261	(78)

Total fixed maturities, AFS	4,485	4,273	(206)	16,965	13,804	(3,108)	21,450	18,077	(3,314)
Equity securities, AFS	66	61	(5)	789	654	(135)	855	715	(140)

Total AFS securities in an unrealized loss	$4,551	$4,334	$(211)	$17,754	$14,458	$(3,243)	$22,305	$18,792	$(3,454)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Cost or			Cost or			Cost or
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$445	$376	$(69)	$1,574	$1,090	$(484)	$2,019	$1,466	$(553)
CDOs	1,649	1,418	(231)	2,388	1,430	(958)	4,037	2,848	(1,189)
CMBS	1,951	1,628	(323)	6,330	4,347	(1,983)	8,281	5,975	(2,306)
Corporate	5,715	5,314	(401)	6,675	5,633	(1,042)	12,390	10,947	(1,443)
Foreign govt./govt. agencies	543	530	(13)	43	36	(7)	586	566	(20)
Municipal	2,339	2,283	(56)	2,184	1,862	(322)	4,523	4,145	(378)
RMBS	855	787	(68)	1,927	1,226	(701)	2,782	2,013	(769)
U.S. Treasuries	2,592	2,538	(54)	648	465	(183)	3,240	3,003	(237)

Total fixed maturities, AFS	16,089	14,874	(1,215)	21,769	16,089	(5,680)	37,858	30,963	(6,895)
Equity securities, AFS	419	356	(63)	676	547	(129)	1,095	903	(192)

Total AFS securities in an unrealized loss	$16,508	$15,230	$(1,278)	$22,445	$16,636	$(5,809)	$38,953	$31,866	$(7,087)

As of September 30, 2010, AFS securities in an unrealized loss position, comprised of 2,197 securities, primarily related to CMBS, corporate securities primarily within the financial services sector, CDOs and RMBS which have experienced significant price deterioration. As of September 30, 2010, 70% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to declining interest rates and, to a lesser extent, credit spread tightening. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans

	September 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$350	$(22)	$328	$604	$(8)	$596
Commercial	4,321	(139)	4,182	5,492	(358)	5,134
Residential	177	(3)	174	208	—	208

Total mortgage loans	$4,848	$(164)	$4,684	$6,304	$(366)	$5,938

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $107 and $14, respectively, as of September 30, 2010, and $209 and $98, respectively, as of December 31, 2009. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010. The following table presents the activity within the Company’s valuation allowance for mortgage loans.

	2010	2009
Balance as of January 1	$(366)	$(26)
Additions	(159)	(198)
Deductions	361	48

Balance as of September 30	$(164)	$(176)

As of September 30, 2010, deductions of $361 primarily relate to sales of B-Note participations and mezzanine loans with a carrying value at time of sale of $699.

Mortgage Loans by Region

	September 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$77	1.6%	$125	2.1%
Middle Atlantic	432	9.2%	689	11.6%
Mountain	112	2.4%	138	2.3%
New England	390	8.3%	449	7.6%
Pacific	1,182	25.2%	1,377	23.2%
South Atlantic	1,188	25.4%	1,213	20.4%
West North Central	37	0.8%	51	0.9%
West South Central	242	5.2%	297	5.0%
Other [1]	1,024	21.9%	1,599	26.9%

Total mortgage loans	$4,684	100.0%	$5,938	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type

	September 30, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Agricultural	$328	7.0%	$596	10.0%
Industrial	1,144	24.4%	1,068	18.0%
Lodging	167	3.6%	421	7.1%
Multifamily	820	17.5%	835	14.1%
Office	1,011	21.6%	1,727	29.1%
Residential	174	3.7%	208	3.5%
Retail	655	14.0%	712	12.0%
Other	385	8.2%	371	6.2%

Total mortgage loans	$4,684	100.0%	$5,938	100.0%

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
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services and original investment. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in 2010 and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. See Note 1 for further information on the adoption.

	September 30, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$768	$404	$334	$226	$32	$196
Limited partnerships	14	1	13	31	1	30
Other investments [3]	—	—	—	111	20	87

Total	$782	$405	$347	$368	$53	$313

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts. Subsequent to December 31, 2009, the Company liquidated this investment trust.

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

	September 30, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CDOs [1]	$—	$—	$—	$262	$—	$273
Other [2]	34	32	4	36	36	5

Total	$34	$32	$4	$298	$36	$278

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.

[2]	Maximum exposure to loss represents issuance costs that were incurred to establish a contingent capital facility.
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
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

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
Forward rate agreements
Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. As of September 30, 2010, the Company does not have any forward rate agreements.
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
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2010 and December 31, 2009, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion and $7.3 billion, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Japan 3Win related foreign currency swaps
Prior to the second quarter of 2009, The Company offered certain variable annuity products with a GMIB rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary, which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen forward contracts to hedge the currency and interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Japanese fixed annuity hedging instruments
Prior to the second quarter of 2009, The Company offered a yen denominated fixed annuity product through a wholly-owned Japanese subsidiary and reinsured to a wholly-owned U.S. subsidiary. The U.S. subsidiary invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments and entered into currency rate swaps to hedge the foreign currency exchange rate and yen interest rate exposures that exist as a result of U.S. dollar assets backing the yen denominated liability.
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts to hedge the foreign currency risk associated with certain Japanese variable annuity liabilities. Foreign currency risk may arise for some segments of the business where assets backing the statutory reserves are denominated in U.S. dollars while the liabilities are denominated in yen. Foreign currency risk may also arise when certain variable annuity policyholder accounts are invested in various currencies while the related GMDB and GMIB guarantees are effectively yen-denominated.
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
Credit derivatives that assume credit risk
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk due to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Customized swaps	$9,886	$10,838	$393	$234
Equity swaps, options, and futures	3,479	2,994	163	9
Interest rate swaps and futures	2,619	1,735	(42)	(191)

Total	$15,984	$15,567	$514	$52

Macro hedge program
The Company utilizes equity options, currency options, and equity futures contracts to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Equity options and futures	$14,747	$25,373	$393	$296
Cross-currency equity options	1,000	—	20	—
Long currency options	6,808	1,000	198	22
Short currency options	5,355	1,075	(13)	—

Total	$27,910	$27,448	$598	$318

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2010	2009	2010	2009	2010	2009	2010	2009
Cash flow hedges
Interest rate swaps	$10,193	$11,170	$433	$123	$433	$294	$—	$(171)
Forward rate agreements	—	6,355	—	—	—	—	—	—
Foreign currency swaps	346	381	(3)	(3)	33	30	(36)	(33)

Total cash flow hedges	10,539	17,906	430	120	466	324	(36)	(204)

Fair value hedges
Interest rate swaps	979	1,745	(89)	(21)	—	16	(89)	(37)
Foreign currency swaps	696	696	(10)	(9)	66	53	(76)	(62)

Total fair value hedges	1,675	2,441	(99)	(30)	66	69	(165)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	7,939	8,355	(347)	(84)	505	250	(852)	(334)
Foreign exchange contracts
Foreign currency swaps and forwards	386	1,039	(10)	(13)	2	14	(12)	(27)
Japan 3Win related foreign currency swaps	2,515	2,514	74	(19)	74	35	—	(54)
Japanese fixed annuity hedging instruments	2,206	2,271	564	316	564	319	—	(3)
Japanese variable annuity hedging instruments	1,395	257	39	(8)	42	—	(3)	(8)
Credit contracts
Credit derivatives that purchase credit protection	2,897	2,606	22	(50)	60	45	(38)	(95)
Credit derivatives that assume credit risk [1]	2,695	1,158	(522)	(240)	3	2	(525)	(242)
Credit derivatives in offsetting positions	6,618	6,176	(77)	(71)	122	185	(199)	(256)
Equity contracts
Equity index swaps, options, and futures	195	220	(8)	(16)	5	3	(13)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	44,179	47,329	(2,605)	(2,002)	—	—	(2,605)	(2,002)
GMWB reinsurance contracts	9,141	10,301	458	347	458	347	—	—
GMWB hedging instruments	15,984	15,567	514	52	660	264	(146)	(212)
Macro hedge program	27,910	27,448	598	318	626	558	(28)	(240)
Other
GMAB product derivatives [2]	242	226	1	2	1	2	—	—
Contingent capital facility put option	500	500	34	36	34	36	—	—

Total non-qualifying strategies	124,802	125,967	(1,265)	(1,432)	3,156	2,060	(4,421)	(3,492)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$137,016	$146,314	$(934)	$(1,342)	$3,688	$2,453	$(4,622)	$(3,795)

Balance Sheet Location
Fixed maturities, available-for-sale	$763	$269	$(59)	$(8)	$—	$—	$(59)	$(8)
Other investments	44,543	24,006	1,333	390	1,824	492	(491)	(102)
Other liabilities	38,050	64,061	(50)	(56)	1,405	1,612	(1,455)	(1,668)
Consumer notes	39	64	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	9,141	10,301	458	347	458	347	—	—
Other policyholder funds and benefits payable	44,480	47,613	(2,612)	(2,010)	1	2	(2,613)	(2,012)

Total derivatives	$137,016	$146,314	$(934)	$(1,342)	$3,688	$2,453	$(4,622)	$(3,795)

[1]	The derivative instruments related to these strategies are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2009, was primarily due to the following:
•
The Company terminated $6.4 billion notional of forward rate agreements as a result of the sale of the hedged variable rate securities. The $6.4 billion notional was comprised of a series of one month forward contracts that were hedging the variability of cash flows related to coupon payments on $555 of variable rate securities for consecutive monthly periods during 2010.

•	The GMWB product derivative notional declined $3.2 billion primarily as a result of policyholder lapses and withdrawals.
•
The notional amount related to credit derivatives that assume credit risk increased by $1.5 billion as a result of the Company adding $676 notional of exposure to a standard market basket of corporate issuers to manage credit spread duration, $525 notional related to the bifurcation of certain embedded credit derivatives as a result of new accounting guidance, and $353 related to the consolidation of a VIE as a result of new accounting guidance. See Adoption of New Accounting Standards in Note 1 for further discussion of the new accounting guidance on embedded credit derivatives and VIEs adopted during 2010.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily related to the following:
•	The increase in fair value of the macro hedge program is primarily due to appreciation of the Japanese yen and purchases of equity and currency options made during the first half of the year.
•	The increase in fair value related to the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen.
•
The fair value related to credit derivatives that assume credit risk primarily decreased as a result of the Company adopting new accounting guidance related to the consolidation of VIEs; see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $353 and a fair value of $(270) as of September 30, 2010. These swaps reference a basket of corporate issuers.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships

						Gain (Loss) Recognized in
		Gain (Loss) Recognized in OCI				Income on Derivative
		on Derivative (Effective Portion)				(Ineffective Portion)
		Three Months		Nine Months		Three Months		Nine Months
		Ended		Ended		Ended		Ended
		September 30,		September 30,		September 30,		September 30,
		2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$182	$156	$542	$(310)	$—	$—	$3	$(2)
Foreign currency swaps	Net realized capital gains (losses)	(15)	(23)	—	(160)	—	17	—	56

Total		$167	$133	$542	$(470)	$—	$17	$3	$54

Derivatives in Cash Flow Hedging Relationships

		Gain (Loss) Reclassified from AOCI into Income
		(Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$7	$—	$11	$11
Interest rate swaps	Net investment income (loss)	27	13	61	33
Foreign currency swaps	Net realized capital gains (losses)	11	(31)	(5)	(102)
Foreign currency swaps	Net investment income (loss)	—	1	—	2

Total		$45	$(17)	$67	$(56)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the nine months ended September 30, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $110. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.
During the three and nine months ended September 30, 2010, the Company had no net reclassifications and less than $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three months and nine months ended September 30, 2009, the Company had no net reclassifications and $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships

	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(25)	$25	$(15)	$15	$(77)	$72	$51	$(47)
Benefits, losses and loss adjustment expenses	(1)	2	9	(9)	(3)	5	(33)	35
Foreign currency swaps
Net realized capital gains (losses)	44	(44)	(1)	1	4	(4)	46	(46)
Benefits, losses and loss adjustment expenses	(5)	5	2	(2)	(6)	6	2	(2)

Total	$13	$(12)	$(5)	$5	$(82)	$79	$66	$(60)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$50	$3	$45	$23
Foreign exchange contracts
Foreign currency swaps, forwards, and swaptions	(21)	(30)	8	(52)
Japan 3Win hedging derivatives [1]	84	128	93	18
Japanese fixed annuity hedging instruments [2]	160	178	301	60
Japanese variable annuity hedging instruments	15	7	60	(12)
Credit contracts
Credit derivatives that purchase credit protection	(34)	(103)	4	(493)
Credit derivatives that assume credit risk	113	51	100	128
Equity contracts
Equity index swaps, options, and futures	2	3	7	(2)
Warrants	—	—	—	70
Variable annuity hedge program
GMWB product derivatives	655	391	(489)	3,736
GMWB reinsurance contracts	(101)	(103)	84	(788)
GMWB hedging instruments	(384)	(478)	278	(1,878)
Macro hedge program	(443)	(328)	(210)	(692)
Other
GMAB product derivatives	3	1	1	5
Contingent capital facility put option	(1)	(1)	(3)	(6)

Total	$98	$(281)	$279	$117

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(114) and $(150) for the three months ended September 30, 2010 and 2009, respectively and $(210) and $(10) for the nine months ended September 30, 2010 and 2009, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(140) and $(176) for the three months ended September 30, 2010 and 2009, respectively, and $(258) and $(25) for the nine months ended September 30, 2010 and 2009, respectively.

For the three and nine months ended September 30, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net loss associated with the macro hedge program is primarily due to a higher equity market valuation, time decay, and lower implied market volatility.
•	The net gain on the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen and a decrease in Japanese interest rates.
•
The gain for the three months ended September 30, 2010 related to the net GMWB product, reinsurance, and hedging derivatives is primarily driven by liability model assumption updates and lower implied market volatility, partially offset by losses due to a general decrease in long-term rates. The loss for the nine months ended September 30, 2010 related to the net GMWB product, reinsurance, and hedging derivatives is primarily driven by a general decrease in long-term interest rates, partially offset by gains on liability model assumption updates.

•	The net gain associated with credit derivatives that assume credit risk is primarily due to credit spreads tightening.
•
The net gain related to the Japan 3 Win hedging derivatives is primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in U.S. long-term interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•
The loss on the net GMWB product, reinsurance, and hedging derivatives for the three months ended September 30, 2009, was primarily due to a general decrease in long-term interest rates, higher implied market volatility, and rising equity markets. Additional losses on the GMWB related derivatives beyond market impacts include liability model assumption updates and changes in credit standing, partially offset by gains due to the relative outperformance of the underlying actively managed funds as compared to their respective indices. The net gain on the net GMWB product, reinsurance, and hedging derivatives for the nine months ended September 30, 2009, was primarily due to lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Additional gains on GMWB related derivatives beyond market impacts include the relative outperformance of the underlying actively managed funds as compared to their respective indices, liability model assumption updates, and changes in credit standing. For further discussion on liability model assumption updates, refer to Note 4a.

•
The net loss associated with the macro hedge program was primarily due to higher equity market valuation and the impact of trading activity and to a lesser extent, time decay on foreign exchange rates.

•	The net gain on the Japanese fixed annuity and Japan 3Win hedging instruments for the three months ended September 30, 2009 was primarily due to weakening of the U.S. dollar against the Japanese yen.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2010 and December 31, 2009.

As of September 30, 2010

				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,531	$(17)	4 years	Corporate Credit/ Foreign Gov.	A+	$1,415	$(43)
Below investment grade risk exposure	161	(7)	3 years	Corporate Credit	BB-	120	(10)
Basket credit default swaps [4]
Investment grade risk exposure	1,975	9	4 years	Corporate Credit	BBB+	1,224	(11)
Investment grade risk exposure	525	(75)	6 years	CMBS Credit	A-	525	75
Below investment grade risk exposure	1,227	(462)	4 years	Corporate Credit	BBB	25	1
Embedded credit derivatives
Investment grade risk exposure	60	59	2 years	Corporate Credit	BBB	—	—
Below investment grade risk exposure	525	444	6 years	Corporate Credit	BB	—	—

Total	$6,004	$(49)				$3,309	$12

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

[4]
Includes $3.1 billion and $2.5 billion as of September 30, 2010 and December 31, 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $628 and $325 as of September 30, 2010 and December 31, 2009, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in deferred policy acquisition costs and present value of future profits were as follows:

	2010	2009
Balance, January 1	$10,686	$13,248
Deferred Costs	1,999	2,155
Amortization — DAC	(2,057)	(2,531)
Amortization — Unlock (charge) benefit, pre-tax [1]	30	(1,089)
Adjustments to unrealized gains and losses on securities available-for-sale and other [2] [3]	(1,462)	(692)
Effect of currency translation	179	27
Effect of new accounting guidance [3]	11	(78)

Balance, September 30	$9,386	$11,040

[1]
The most significant contributors to the Unlock benefit recorded during the nine months ended September 30, 2010 were actual separate account returns from January 1, 2010 to September 30, 2010 being above the Company’s aggregated estimated return, as well as assumption updates primarily related to decreasing lapse and withdrawal rates and lower hedge costs.

The most significant contributor to the Unlock charge recorded during the nine months ended September 30, 2009 was the result of actual separate account returns from October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return while the opposite was true from April 1, 2009 to September 30, 2009.

[2]	The 2010 adjustment reflects the effect of declining interest rates, resulting in unrealized gains on securities classified in AOCI.

[3]
For the nine months ended September 30, 2009 the effect of adopting new accounting guidance for investments other-than-temporarily impaired resulted in an increase to retained earnings and as a result a DAC charge. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of the new accounting guidance.

For the nine months ended September 30, 2010 the effect of adopting new accounting guidance for embedded credit derivatives resulted in a decrease to retained earnings and as a result a DAC benefit. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses decreased upon adoption of the new accounting guidance.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability — gross as of January 1, 2010	$1,233	$599	$76
Incurred	183	87	29
Paid	(233)	(95)	—
Unlock	(24)	(20)	(2)
Currency translation adjustment	—	70	—

Liability — gross, as of September 30, 2010	$1,159	$641	$103

Reinsurance recoverable asset, as of January 1, 2010	$787	$52	$22
Unlock	(4)	(5)	—
Other	(31)	(4)	6

Reinsurance recoverable asset, as of September 30, 2010	$752	$43	$28

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability — gross as of January 1, 2009	$870	$232	$40
Incurred	243	67	21
Paid	(387)	(93)	—
Unlock	519	339	5
Currency translation adjustment	—	62	—

Liability — gross, as of September 30, 2009	$1,245	$607	$66

Reinsurance recoverable asset, as of January 1, 2009	$593	$32	$16
Unlock	281	31	(1)
Other	(72)	(8)	5

Reinsurance recoverable asset, as of September 30, 2009	$802	$55	$20

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2010:
Breakdown of Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net
		Net Amount	Amount	Weighted Average
	Account	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$24,880	$7,196	$1,963	68
With 5% rollup [2]	1,710	589	219	67
With Earnings Protection Benefit Rider (“EPB”) [3]	6,311	1,173	121	64
With 5% rollup & EPB	707	195	40	67

Total MAV	33,608	9,153	2,343
Asset Protection Benefit (“APB”) [4]	27,097	4,319	2,775	65
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,276	161	161	63
Reset [6] (5-7 years)	3,555	398	394	68
Return of Premium (“ROP”) [7]/Other	22,206	1,117	1,083	64

Subtotal U.S. GMDB [8]	87,742	$15,148	6,756	66
Less: General account value subject to U.S. GMDB	6,861

Subtotal Separate Account Liabilities with U.S. GMDB	80,881
Separate Account Liabilities without U.S. GMDB	73,338

Total Separate Account Liabilities	$154,219

Japan GMDB and GMIB [9]	$30,912	$8,569	$7,233	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $30.8 billion and $28.6 billion as of September 30, 2010 and December 31, 2009, respectively. The GRB related to the Japan GMAB and GMWB was $695 and $648 as of September 30, 2010 and December 31, 2009, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of September 30, 2010, 60% of the AV and 54% of RNAR is reinsured to a Hartford affiliate. NAR increased due to lower equity markets during the second quarter, as well as the strengthening of the yen.

[10]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

Account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2010	As of December 31, 2009
Equity securities (including mutual funds)	$72,291	$75,720
Cash and cash equivalents	8,590	9,298

Total	$80,881	$85,018

As of September 30, 2010 and December 31, 2009, approximately 17% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 84%, respectively, were invested in equity securities.
See Note 4a for a description of the Company’s guaranteed living benefits and variable annuity hedging derivatives that are accounted for at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
Changes in deferred sales inducement activity were as follows for the nine months ended September 30:

	2010	2009
Balance, January 1	$438	$553
Sales inducements deferred	20	48
Amortization	(10)	(94)
Amortization — Unlock	(6)	(73)

Balance, September 30	$442	$434

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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. There are two consolidated amended complaints filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. The defendants have moved to dismiss the remaining claims in the property casualty insurance case.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
In September 2007, the Ohio Attorney General filed a civil action in Ohio state court alleging that certain insurance companies, including The Hartford, conspired with Marsh in violation of Ohio’s antitrust statute. In September 2010, the Company reached an agreement in principle with the Ohio Attorney General’s Office to resolve the dispute for $100 thousand.
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
The Company and certain of its present or former officers are defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York in March 2010. The operative complaint, filed in October 2010, is brought on behalf of persons who acquired Hartford common stock during the period of July 28, 2008 through February 5, 2009, and alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements during the alleged class period about the Company’s valuation of certain asset-backed securities and its effect on the Company’s capital position. The Company disputes the allegations and intends to defend this action vigorously.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleges that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserts claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $72.5 in exchange for a full release and dismissal of the litigation. The $72.5 was accrued in the first quarter of 2010. The settlement received final court approval in September 2010 and was paid in the third quarter of 2010.
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
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford Mutual Funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. Plaintiff seeks to rescind the investment management agreements and distribution plans between the Company and the six Funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. The Company disputes the allegations and intends to defend the action vigorously.

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2010, is $429. Of this $429, the legal entities have posted collateral of $415 in the normal course of business. Based on derivative market values as of September 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $24 to be posted as collateral. Based on derivative market values as of September 30, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $44 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
In the Company’s non-qualified pension plan the amount of lump sum benefit payments exceeded the amount of service and interest cost for the nine months ended September 30, 2010. As a result, the Company recorded settlement expense of $20 to recognize the actuarial loss associated with the pro-rata portion of the obligation that has been settled.
Total net periodic benefit cost for the three months ended September 30, 2010 and 2009 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Service cost	$25	$27	$2	$2
Interest cost	64	61	6	6
Expected return on plan assets	(71)	(69)	(4)	(4)
Amortization of prior service credit	(2)	(2)	(1)	—
Amortization of actuarial loss	26	19	—	—

Net periodic benefit cost	$42	$36	$3	$4

Total net periodic benefit cost for the nine months ended September 30, 2010 and 2009 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Service cost	$76	$79	$5	$5
Interest cost	189	182	17	18
Expected return on plan assets	(214)	(206)	(10)	(9)
Settlement expense	20	—	—	—
Amortization of prior service credit	(7)	(7)	(1)	(1)
Amortization of actuarial loss	80	56	—	—

Net periodic benefit cost	$144	$104	$11	$13

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Employer Contributions
In July 2010, the Company, at its discretion, made a $120 contribution to the U.S. qualified defined benefit pension plan (the “Plan”). For 2010, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial.
11. Stock Compensation Plans
The Company’s stock-based compensation plans include The Hartford 2005 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan. For a description of these plans, see Note 18 of the Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation plans expense	$16	$32	$57	$54
Income tax benefit	(6)	(8)	(20)	(14)

Total stock-based compensation plans expense, after-tax	$10	$24	$37	$40

The Company did not capitalize any cost of stock-based compensation. As of September 30, 2010, the total compensation cost related to non-vested awards not yet recognized was $102, which is expected to be recognized over a weighted average period of 1.7 years.
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
Redemption of Series E Preferred Stock and U.S. Treasury Auction of Warrants issued under the Capital Purchase Program
On March 31, 2010, the Company repurchased all 3.4 million shares of Series E preferred stock issued to the U.S. Department of the Treasury (the “Treasury”) for an aggregate purchase price of $3.4 billion and made a final dividend payment of $22 on the Series E preferred stock. The Company recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the Series E preferred stock.
On September 27, 2010, the Treasury sold its warrants to purchase approximately 52 million shares of The Hartford’s common stock in a secondary public offering for net proceeds of approximately $706. The Hartford did not receive any proceeds from this sale. The warrants are exercisable, in whole or in part, at any time and from time to time until June 26, 2019 at an initial exercise price of $9.79. The exercise price will be paid by the withholding by The Hartford of a number of shares of common stock issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of The Hartford’s common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent. The Hartford did not purchase any of the warrants sold by the Treasury.
Adjustment to warrants previously issued to Allianz
The issuance of common and preferred stock during the first quarter of 2010 triggered an anti-dilution provision in The Hartford’s Investment Agreement with Allianz, which resulted in the adjustment to the warrant exercise price to $25.23 from $25.25 and to the number of shares that may be purchased to 69,351,806 from 69,314,987.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Goodwill
The Hartford has changed its reporting segments effective for third quarter 2010 reporting. Accordingly, the goodwill by segment data for prior reporting periods has been adjusted to reflect the new reporting segments. See Note 3 for further description of the changes to the reporting segments. The carrying amount of goodwill allocated to reporting segments as of September 30, 2010 and December 31, 2009 is shown below.

	September 30, 2010			December 31, 2009
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Commercial Markets
Property & Casualty Commercial	$30	$—	$30	$30	$—	$30

Total Commercial Markets	30	—	30	30	—	30
Consumer Markets	119	—	119	119	—	119
Wealth Management
Global Annuity	422	(422)	—	422	(422)	—
Life Insurance	224	—	224	224	—	224
Retirement Plans	87	—	87	87	—	87
Mutual Funds	159	—	159	159	—	159

Total Wealth Management	892	(422)	470	892	(422)	470
Corporate and Other	940	(508)	432	940	(355)	585

Total Goodwill	$1,981	$(930)	$1,051	$1,981	$(777)	$1,204

The Company completed its annual goodwill assessment for the Federal Trust Corporation reporting unit within Corporate and Other during the second quarter of 2010, resulting in a goodwill impairment of $153, pre-tax.
The Company completed its annual goodwill assessment for the individual reporting units within Wealth Management and Corporate and Other, except for the Federal Trust Corporation reporting unit, as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the step two goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.
The Company will complete the annual impairment test for the reporting units within Commercial Markets and Consumer Markets in the fourth quarter of 2010.
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
16. Subsequent Event
In October 2010, the Company announced the sale of Hartford Investments Canada Corporation. This sale of The Hartford’s Canadian mutual fund business is expected to close in fourth quarter 2010 and is subject to approval of Canadian securities regulatory authorities. The Hartford estimates a net realized gain on the sale of $40 to $45, after-tax, and does not expect this sale to have a material impact on the Company’s future earnings.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2010, compared with December 31, 2009, and its results of operations for the three and nine months ended September 30, 2010, compared to the equivalent 2009 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2009 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Earned premiums	$3,513	$3,499	—	$10,546	$10,920	(3%)
Fee income	1,173	1,140	3%	3,557	3,369	6%
Net investment income (loss):
Securities available-for-sale and other	1,083	1,049	3%	3,296	2,990	10%
Equity securities, trading [1]	1,043	638	63%	(905)	2,437	NM

Total net investment income	2,126	1,687	26%	2,391	5,427	(56%)
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(146)	(760)	81%	(778)	(1,546)	50%
OTTI losses recognized in other comprehensive income	31	224	(86%)	403	472	(15%)

Net OTTI losses recognized in earnings	(115)	(536)	79%	(375)	(1,074)	65%
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(146)	(683)	79%	(151)	(742)	80%

Total net realized capital losses	(261)	(1,219)	79%	(526)	(1,816)	71%

Other revenues	122	123	(1%)	360	361	—

Total revenues	6,673	5,230	28%	16,328	18,261	(11%)
Benefits, losses and loss adjustment expenses	3,037	3,070	(1%)	9,762	10,799	(10%)
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	1,043	638	63%	(905)	2,437	NM
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	438	687	(36%)	2,027	3,620	(44%)
Insurance operating costs and other expenses	1,105	1,174	(6%)	3,461	3,472	—
Interest expense	128	118	8%	380	357	6%
Goodwill impairment	—	—	—	153	32	NM

Total benefits, losses and expenses	5,751	5,687	1%	14,878	20,717	(28%)
Income (loss) before income taxes	922	(457)	NM	1,450	(2,456)	NM
Income tax expense (benefit)	256	(237)	NM	389	(1,012)	NM

Net income (loss)	$666	$(220)	NM	$1,061	$(1,444)	NM

Supplemental Operating Data
Diluted earnings (loss) per common share	$1.34	$(0.79)	NM	$1.21	$(4.52)	NM
Total revenues, excluding net investment income (loss) on equity securities, trading	5,630	4,592	23%	17,233	15,824	9%
DAC Unlock benefit (charge), after-tax	193	63	NM	48	(1,071)	NM

	September 30,	December 31,
Summary of Financial Condition	2010	2009
Total assets	$313,926	$307,717
Total investments, excluding equity securities, trading	101,095	93,235
Total stockholders’ equity	20,909	17,865

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
			(Decrease) From			(Decrease) From
Segment Results	2010	2009	2009 to 2010	2010	2009	2009 to 2010
Property & Casualty Commercial	$306	$217	$89	$782	$484	$298
Group Benefits	46	65	(19)	145	148	(3)

Commercial Markets	352	282	70	927	632	295

Consumer Markets	70	15	55	113	55	58
Global Annuity	175	(320)	495	141	(1,304)	1,445
Life Insurance	97	8	89	224	18	206
Retirement Plans	30	(34)	64	38	(162)	200
Mutual Funds	18	11	7	67	17	50

Wealth Management	320	(335)	655	470	(1,431)	1,901

Corporate and Other	(76)	(182)	106	(449)	(700)	251

Net income (loss)	$666	$(220)	$886	$1,061	$(1,444)	$2,505

Three months ended September 30, 2010 compared to the three months ended September 30, 2009
The change from consolidated net loss to consolidated net income was primarily due to net realized capital losses of $885, after-tax, in 2009 compared to losses of $44, after-tax, in 2010. In addition, the DAC Unlock benefit of $193, after-tax, in 2010 was higher than the DAC Unlock benefit of $63, after-tax, in 2009.
Excluding the after-tax impacts of net realized capital losses and DAC Unlocks, earnings decreased approximately $85 from 2009 to 2010. See the segment sections of the MD&A for a discussion on their respective performances.
See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
The change from consolidated net loss to consolidated net income was primarily due to a DAC Unlock charge of $1.1 billion, after-tax, in 2009 compared to a benefit of $48, after-tax, in 2010, net realized capital losses of $1.6 billion, after-tax, in 2009 compared to losses of $286, after-tax, in 2010, partially offset by a goodwill impairment of approximately $100, after-tax, in 2010, compared to $32, after-tax, in 2009.
Excluding the after-tax impacts of net realized capital losses, DAC Unlocks and goodwill impairments, earnings increased approximately $160 from 2009 to 2010. See the segment sections of the MD&A for a discussion on their respective performances.
See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on pages 3-4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2009 Form 10-K Annual Report, Part II, Item 1A, Risk Factors of The Hartford’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, as well as in Part II, Item 1A, Risk Factors of this Form 10-Q.
Property & Casualty Commercial
Standard commercial lines consist of The Hartford’s small commercial and middle market lines of business. Written premium for the nine months ended September 30, 2010 for total Property & Casualty Commercial, which includes both standard commercial and specialty lines, increased by 1% driven by rate improvements and policy retention. The Company expects these trends to continue in the fourth quarter as premium retention improves in standard businesses and the economy continues to slowly improve. The Company expects Property & Casualty Commercial’s written premiums to grow in the low single digits for the full year 2010.
Property & Casualty Commercial introduced several initiatives in 2009 that continue to support improvements in 2010 including: programs aimed at improving policy count retention and the rollout of a new product offering for package business (“Growing Spectrum”). In addition, the segment introduced a new pricing model for commercial auto that is being implemented during 2010. Property & Casualty Commercial is expected to continue to grow policy counts for the remainder of 2010 led by workers’ compensation reflecting: our current market position and capabilities; targeted broadening of underwriting capabilities in selected industries; and leveraging the payroll model to both increase penetration in well-established partners and continue developing opportunities with recently added partners such as Intuit.
The Property & Casualty Commercial segment’s combined ratio before catastrophes and prior accident year development was 92.8 for the nine months ended September 30, 2010. The Company expects the 2010 full year combined ratio before catastrophes and prior accident year development to be higher than the 91.2 achieved in 2009. The increase in the combined ratio results from an expected increase in the current accident year loss and loss adjustment expense ratio, as well as a higher expense ratio. Standard commercial lines have experienced less negative frequency trends on workers’ compensation and commercial auto claims in recent accident years while 2010 severity remains benign. Management expects a continuation of these trends for the remainder of the 2010 accident year as the economy continues to recover. Across standard commercial lines, as the economy slowly recovers, severity is expected to move back to its long-term upward trend. The 2010 expense ratio is expected to be higher than 2009 due to a decrease in earned premiums.
Group Benefits
Group Benefits’ sales may fluctuate based on the competitive pricing environment in the marketplace. The Company’s year-to-date sales have declined from 2009 levels. This decline in sales combined with the Company’s disciplined underwriting in the competitive pricing environment will likely result in lower full year sales for 2010 compared to 2009. The Company anticipates relatively stable loss ratios and expense ratios over the long-term based on underlying trends in the in-force business and disciplined new business and renewal underwriting. In 2010, disability incidence has increased and claim terminations have declined compared to 2009 levels. The Company believes a component of this experience is normal volatility in the book of business. However, management has been evaluating the current experience and has reflected this current experience into its pricing for future new business and renewals.
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
Consumer Markets
The Company expects Consumer Markets’ written premiums for the 2010 full year will be lower than 2009 as written premium is expected to be lower in both AARP and Agency. The Company expects personal auto written premiums will be lower in 2010 driven by a decline in new business and policy retention due primarily to the effects of rate increases and underwriting actions to improve profitability and actions to reduce written premiums in certain market segments and territories. Partially offsetting these drivers is an expected increase in the sale of the Company’s Open Road Advantage product. The Company expects homeowners’ written premiums will increase modestly driven by an increase in written pricing and the cross-sell of AARP homeowners’ insurance to auto policyholders, partially offset by the effect of rate and underwriting actions lowering new business and policy retention.

AARP and Agency written premium is expected to be lower for the full year driven by a decline in new business and policy retention with new business down for AARP due to lower responses from direct marketing and a lower conversion rate. The decline in conversion rate for AARP and new business for Agency is largely being driven by pricing and underwriting actions taken to improve profitability. Pricing and underwriting actions are also driving the expected decline in policy retention for both AARP and Agency. The Company will continue to use direct marketing to AARP members to drive new business in AARP and will expand the sale of its Open Road Advantage product through independent agents to drive new business in Agency. The Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product. As of September 30, 2010, the Open Road Advantage auto product was available in 24 states and the Company expects the product to be available to authorized agents in 39 states by the end of the first quarter of 2011.
Renewal written pricing has increased for both auto and homeowners for the first nine months of 2010 driven by rate increases in response to rising loss costs relative to average premium. For both auto and home, the increase in average written premium per policy in 2010 has not been as significant as the increase in written pricing due primarily to a continued shift to more preferred market segment business (which has lower average premium) and growth in states and territories with lower average premium.
The combined ratio before catastrophes and prior accident year development for Consumer Markets was 92.6 for the nine months ended September 30, 2010. Management expects the full year ratio will be slightly higher than the 92.3 ratio achieved in 2009 as the current accident year loss and loss adjustment expense ratio before catastrophes is expected to increase slightly over the prior year for auto and remain relatively flat for homeowners. For auto business, the expected increase in the current accident year loss and loss adjustment expense ratio before catastrophes for the 2010 full year is largely being driven by higher expected auto liability loss costs relative to average earned premium per policy and, to a lesser extent, higher auto physical damage emerged frequency. For the balance of 2010, management expects an improvement in the current accident year loss and loss adjustment expense ratio before catastrophes for auto driven by the effect of rate increases and an improvement in claim frequency for both auto physical damage and auto liability coverages, partially offset by an increase in severity that is in line with historical experience. The improvement in auto claim frequency is expected to come from the shift to more preferred market segment business and the impact of underwriting actions to improve profitability.
For home, the Company expects the current accident year loss and loss adjustment expense ratio before catastrophes will be relatively flat to 2009 for the 2010 full year due to the effect of earned pricing increases, low average claim severity and the shift to more preferred market segment business, largely offset by increased frequency of weather claims.
Management expects the expense ratio will be relatively flat for the 2010 full year as higher information technology costs and higher amortization of AARP acquisition costs will largely be offset by a reduction in direct marketing for consumer direct business.
Global Annuity
In the long-term, management continues to believe the market for annuities will expand as individuals increasingly save and plan for retirement. Demographic trends suggest that as the “baby boom” generation matures, a significant portion of the United States population will allocate a greater percentage of their disposable incomes to saving for their retirement years due to uncertainty surrounding the Social Security system and increases in average life expectancy. Further, due to volatility in the equity markets, the Company is expecting that many “baby boomers” will be looking to provide more stability to the value of their accumulated wealth and will focus more on identifying and creating dependable and certain income streams that can provide known payments throughout their retirement.
Near-term, the Company is continuing to experience lower variable annuity sales as a result of the competitiveness of the Company’s current product offerings. The Company expects these lower sales to continue through 2010. The current market conditions and market volatility have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees when compared to historical levels. Management is committed to the U.S. variable annuity marketplace and will continue to evaluate the benefits offered within its variable annuities, and ensure the product portfolio meets customer needs within the risk tolerances of The Hartford. With variable annuity sales at their current levels, management expects to continue to be in a net outflow position through 2010.
In the second quarter of 2009, the Company suspended all new annuity sales in its Japan and European operations. The Company continues to restructure its operations to maximize profitability and capital efficiency while continuing to focus on risk management and maintaining appropriate service levels.
Continued equity market volatility and the low level of interest rates will continue to impact the cost and effectiveness of our guaranteed minimum withdrawal benefit (“GMWB”) hedging program and could result in material losses in our hedging program. For more information on the GMWB hedging program, see the Variable Product Equity Risk Management section within Capital Markets Risk Management.
The Company’s fixed annuity sales will remain depressed as a result of lower interest rates. Management expects fixed annuity sales to continue to be challenged until interest rates increase.

Assets under management are relatively level compared to 2009 which is the result of improved equity market levels offsetting continued net outflows in the variable annuity business. Although the markets have partially recovered over the past year they have not reached their 2008 levels and, as a result, the extent of the scale efficiencies that Global Annuity has benefited from in recent years has been reduced. Although the business has improved profitability compared to prior year, the profitability rates are not consistent with historical levels. This condition is expected to persist for the remainder of 2010.
Due to the loss of some efficiencies of scale within its domestic annuity operations and the decision to suspend sales within the international annuity operations, the Company has evaluated its expense structure and taken actions to improve its cost structure, and will continue to actively evaluate expense levels to ensure the business is controlling costs, while maintaining an appropriate level of service to our customers.
Life Insurance
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
Life Insurance reinsured the policy liability related to statutory reserves in individual universal life with secondary guarantees to a captive reinsurance affiliate. A letter of credit by an unaffiliated standby third-party (“issuer”) supports a portion of the statutory reserves that have been ceded to this subsidiary. The use of the letter of credit enhanced statutory capital but resulted in a decline in net investment income and increased expenses for Life Insurance. As of September 30, 2010, the transaction provided approximately $540 of statutory capital relief associated with the Company’s individual universal life products with secondary guarantees. The issuer terminated the letter of credit for new business effective January 31, 2010. The letter of credit is expected to provide sufficient coverage for the reinsured business through 2028. On July 1, 2010, management launched a competitively priced individual universal life product with secondary guarantees that meets the Company’s capital efficiency objectives.
Life Insurance continues to face uncertainty surrounding estate tax legislation, aggressive competition from other life insurance providers, reduced availability and higher price of reinsurance, and the current regulatory environment related to reserving for term life insurance and universal life products with no-lapse guarantees. Additionally, volatility in the equity markets may reduce the attractiveness of variable universal life products. These risks may have a negative impact on Life Insurance’s future sales and earnings. Despite these risks, management believes there are opportunities to increase future sales by implementing strategies to expand distribution capabilities, including utilizing independent agents and continuing to build on the strong relationships within the financial institution marketplace. The private placement life insurance industry (including the corporate-owned and bank-owned life insurance markets) has experienced a slowdown in sales due to, among other things, limited availability of stable value wrap providers. The Company believes that the current private placement life insurance (“PPLI”) assets will experience stable persistency, but our ability to grow this business in the future will be affected by near term market and industry challenges.
Retirement Plans
The future financial results of this segment will depend on Retirement Plans’ ability to increase assets under management across all businesses, achieve scale in areas with a high degree of fixed costs and maintain its investment spread earnings on the general account products sold largely in the 403(b)/457 business. Disciplined expense management will continue to be a focus of the Retirement Plans segment as necessary investments in service and technology are made to effect the integration of the acquisitions made in 2008.
The continued improvements in the equity markets over the last year have continued to help improve both quarterly deposits and assets under management. These improvements have been partially offset by a few large case surrenders in 2009; however, assets under management at September 30, 2010 are $49.2 billion representing an increase of 15% from prior year. Assuming no further significant declines in equity markets, due to current sales momentum, management expects assets under management to improve.
Mutual Funds
The partial equity market recovery, and the fact that certain key funds performed strongly relative to the market, has driven an increase in deposits year over year. Assets under management have been favorably affected by recent market performance. As the mutual fund business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders. The increase in assets under management from the prior year has led to an increase in earnings and ROA from 2009 levels.
For the Retail and Investment-Only mutual fund business, net sales can vary significantly depending on market conditions, as we have experienced over the past two years. In addition, underlying fund performance relative to the market and peers can affect investment mandates for the Investment-Only mutual funds.
For Proprietary mutual funds, net flows are affected by the level of net sales in the insurance products that invest in these funds, as well as the relative performance of the underlying fund relative to the other fund offerings of the product. The Proprietary mutual funds have experienced negative net flows as the primary variable annuity products invested in these funds have been in a net outflow position as the block has aged, and management expects that this business will continue producing net outflows.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability: property and casualty insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities (“AFS”) and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations; valuation allowance on deferred tax assets and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Hartford’s critical accounting estimates are discussed in Part II, Item 7 MD&A in The Hartford’s 2009 Form 10-K Annual Report. The following discussion updates certain of The Hartford’s critical accounting estimates for September 30, 2010 results.
Property and Casualty Insurance Product Reserves, Net of Reinsurance
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are changed after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business.
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

Reserve Rollforwards and Development
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651
Reinsurance and other recoverables	2,570	11	860	3,441

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,634	2,034	—	4,668
Current accident year catastrophes	134	229	—	363
Prior accident years	(339)	(51)	236	(154)

Total provision for unpaid losses and loss adjustment expenses	2,429	2,212	236	4,877
Payments	(2,568)	(2,146)	(306)	(5,020)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,342	2,164	3,561	18,067
Reinsurance and other recoverables	2,438	11	701	3,150

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$14,780	$2,175	$4,262	$21,217

Earned premiums	$4,278	$2,976
Loss and loss expense paid ratio [1]	60.0	72.1
Loss and loss expense incurred ratio	56.8	74.3
Prior accident years development (pts) [2]	(7.9)	(1.9)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2010
Included within prior accident years development for the three and nine months ended September 30, 2010 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2010

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Auto liability	$(26)	$(41)	$—	$(67)
Package business	(17)	—	—	(17)
Workers’ compensation	(36)	—	—	(36)
General liability, umbrella and high hazard liability	(19)	—	—	(19)
General liability, excluding umbrella and high hazard liability	(28)	—	—	(28)
Professional liability	(8)	—	—	(8)
Property	—	3	—	3
Net environmental reserves	—	—	62	62
Other reserve re-estimates, net [1]	16	4	2	22

Total prior accident years development	$(118)	$(34)	$64	$(88)

[1]	Includes reserve discount accretion of $7 in Property & Casualty Commercial.

Nine Months Ended September 30, 2010

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Auto liability	$(50)	$(82)	$—	$(132)
Package business	(23)	—	—	(23)
Workers’ compensation	(56)	—	—	(56)
General liability, umbrella and high hazard liability	(61)	—	—	(61)
General liability, excluding umbrella and high hazard liability	(33)	—	—	(33)
Professional liability	(87)	—	—	(87)
Property	—	21	—	21
Net environmental reserves	—	—	64	64
Net asbestos reserves	—	—	172	172
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net [1]	1	10	—	11

Total prior accident years development	$(339)	$(51)	$236	$(154)

[1]	Includes reserve discount accretion of $20 in Property & Casualty Commercial.

During the three and nine months ended September 30, 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for commercial auto claims in the three and nine months ended September 30, 2010 as the Company lowered its reserve estimate to recognize a lower severity trend during 2009 and 2010 on larger claims in accident years 2002 to 2009.

•
Released reserves for personal auto liability claims in the three and nine months ended September 30, 2010. During 2009, the Company recognized that favorable development in reported severity, due in part to changes made to claim handling procedures in 2007, was a sustained trend for accident years 2005 through 2008 and, accordingly, management reduced its reserve estimate. The reserve releases are in response to a continuation of these same favorable trends, primarily affecting accident years 2005 through 2009.

•
Released reserves for package business claims for the three and nine months ended September 30, 2010, primarily related to accident years 2005 through 2009. Claim emergence within the liability portion of the package coverage for these accident years continues to be lower than anticipated. Management now believes this lower level of claim activity will continue into the future and has reduced its reserve estimate in response to these favorable trends.

•
Released reserves for workers’ compensation business in the three and nine months ended September 30, 2010, primarily related to accident years 2006 and 2007. Management updated reviews of state reforms affecting these accident years and determined impacts to be more favorable than previously estimated. Accordingly, management reduced reserve estimates for these years.

•
Released reserves for general liability claims for the three and nine months ending September 30, 2010, primarily related to accident years 2005 through 2008. Claim emergence for these accident years continues to be lower than anticipated. Management now believes this lower level of claim activity will continue into the future and has reduced its reserve estimate in response to these favorable trends. Partially offsetting this reserve release is strengthening on loss adjustment expense reserves during the second quarter of 2010 due to higher than expected allocated loss expenses for claims in accident years 2000 and prior.

•
Released reserves for professional liability claims for the three and nine months ended September 30, 2010 primarily related to directors’ and officers’ (“D&O”) claims in accident years 2008 and prior. For these accident years, reported losses for claims under D&O policies have been emerging favorably to initial expectations due to lower than expected claim severity.

•
Strengthened reserves for property in personal homeowners’ claims for the three and nine months ended September 30, 2010. During 2010, the Company observed a lengthening of the claim reporting period for homeowners’ claims for prior accident years which resulted in increasing management’s estimate of the ultimate cost to settle these claims.

•	The Company reviewed its allowance for uncollectible reinsurance in the second quarter of 2010 and reduced its allowance, in part, by a reduction in gross ceded loss recoverables.
•	Refer to the Other Operations Claims section for further discussion on strengthening of net environmental and net asbestos reserves.

A roll-forward follows of property & casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,273	$2,083	$4,577	$21,933
Reinsurance and other recoverables	2,742	46	798	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,531	2,037	3,779	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,726	1,974	1	4,701
Current accident year catastrophes	80	242	—	322
Prior accident years	(246)	(15)	203	(58)

Total provision for unpaid losses and loss adjustment expenses	2,560	2,201	204	4,965
Payments	(2,470)	(2,156)	(275)	(4,901)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,621	2,082	3,708	18,411
Reinsurance and other recoverables	2,594	43	853	3,490

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,215	$2,125	$4,561	$21,901

Earned premiums	$4,463	$2,957
Loss and loss expense paid ratio [1]	55.3	72.9
Loss and loss expense incurred ratio	57.3	74.5
Prior accident years development (pts) [2]	(5.5)	(0.5)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2009
Included within prior accident years development for the three and nine months ended September 30, 2009 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2009

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Auto liability	$—	$(20)	$—	$(20)
Workers’ compensation	(45)	—	—	(45)
General liability	(14)	—	—	(14)
Professional liability	(24)	—	—	(24)
Net environmental reserves	—	—	75	75
Other reserve re-estimates, net [1]	(25)	(5)	6	(24)

Total prior accident years development	$(108)	$(25)	$81	$(52)

[1]	Includes reserve discount accretion of $6 in Property & Casualty Commercial.

Nine Months Ended September 30, 2009

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Auto liability	$—	$(53)	$—	$(53)
Package business	36	—	—	36
Workers’ compensation	(68)	—	—	(68)
General liability	(85)	—	—	(85)
Professional liability	(74)	—	—	(74)
Property	—	18	—	18
Surety business	25	—	—	25
Net environmental reserves	—	—	75	75
Net asbestos reserves	—	—	138	138
Uncollectible reinsurance	(20)	—	(20)	(40)
Other reserve re-estimates, net [1]	(60)	20	10	(30)

Total prior accident years development	$(246)	$(15)	$203	$(58)

[1]	Includes reserve discount accretion of $18 in Property & Casualty Commercial.

During the three and nine months ended September 30, 2009, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims in the three and nine months ended September 30, 2009. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. In the first six months of 2009, the Company recognized that favorable development in reported severity was a sustained trend and, accordingly, management reduced its reserve estimate, primarily related to accident years 2005 to 2007. The release of reserves in the three months ended September 30, 2009 was principally related to AARP business for the 2006 through 2008 accident years. The reduction in reserves related to accident years 2006 and 2007 reflects a continuation of the favorable severity development trends that were first observed in early 2008. For accident year 2008, management first lowered its estimate in the fourth quarter of 2008, reflecting favorable frequency due to higher gas prices and reduced driving mileage. With the third quarter 2009 release, management now recognizes sustained improvement in reported severity development as accident year 2008 has matured.

•
Strengthened reserves for liability claims under package policies by $16 in the first quarter of 2009, primarily related to allocated loss adjustment expenses for accident years 2000 to 2005 and by $20 in the second quarter of 2009, principally related to allocated loss adjustment expenses for accident years 2007 and 2008. During the first quarter of 2009, the Company identified higher than expected expense payments on older accident years related to the liability coverage. Additional analysis in the second quarter of 2009 showed that this higher level of loss adjustment expense is likely to continue into more recent accident years. As a result, in the second quarter of 2009, the Company increased its estimates for future expense payments for the 2007 and 2008 accident years. In addition, during the third quarter of 2009, the Company recognized the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized a lower than expected frequency of high severity claims. These third quarter events were largely offsetting.

•
Released workers’ compensation reserves in the three and nine months ended September 30, 2009. The Company released reserves in the three months ended September 30, 2009, primarily related to additional ceded losses on accident years 1999 and prior. During the first quarter of 2009, the Company observed lower than expected expense payments on older accident years. As a result, the Company reduced its estimate for future expense payments on more recent accident years.

•
Released reserves for general liability claims for the three and nine months ended September 30, 2009 primarily related to accident years 2003 to 2007. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During the nine months ended September 30, 2009, management determined that the lower level of loss emergence was also evident in accident year 2007 and had continued for accident years 2003 to 2006 and, as a result, the Company reduced the reserves. In addition, during the third quarter of 2009, the Company recognized that the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized additional ceded losses on accident years 1999 and prior. These third quarter events were largely offsetting.

•
Released reserves for professional liability claims in the three and nine months ended September 30, 2009 primarily related to accident years 2003 to 2007. Beginning in 2008, the Company observed that claim severity for both D&O and E&O claims for the 2003 to 2006 accident years was developing favorably to previous expectations and the Company released reserves for these accident years in 2008. During the first nine months of 2009, the Company’s updated analysis showed that claim severity for D&O losses in the 2003 to 2007 accident years continued to develop favorably to previous expectations, resulting in a reduction of reserves in each of the first three quarters of 2009.

•
Strengthened reserves for property personal homeowners’ claims for the nine months ended September 30, 2009 primarily driven by increased claim settlement costs in recent accident years and increased losses from underground storage tanks in older accident years. In 2008, the Company began to observe increasing claim settlement costs for the 2005 to 2008 accident years and, in the first quarter of 2009, determined that this higher cost level would continue, resulting in a reserve strengthening of $9 for these accident years. In addition, beginning in 2008, the Company observed unfavorable emergence of homeowners’ casualty claims for accident years 2003 and prior, primarily related to underground storage tanks. Following a detailed review of these claims in the first quarter of 2009, management increased its estimate of the magnitude of this exposure and strengthened homeowners’ casualty claim reserves by $9.

•
Strengthened reserves for surety business for the nine months ended September 30, 2009 primarily related to accident years 2004 to 2007. The strengthening in 2009 consisted of net actions of $45 strengthening of reserves for customs bonds, partially offset by a $20 release of reserves for contract surety claims. During 2008, the Company became aware that there were a large number of late reported surety claims related to customs bonds. Continued high volume of late reported claims during the first and second quarters of 2009 caused the Company to strengthen the reserves in each period.

•
The Company reviewed its allowance for uncollectible reinsurance for Property & Casualty Commercial in the second quarter of 2009 and reduced its allowance for Property & Casualty Commercial driven, in part, by a reduction in gross ceded loss recoverables

•	Refer to the Other Operations Claims section for further discussion on strengthening of net environmental and net asbestos reserves.

Other Operations Claims
Reserve Activity
Reserves and reserve activity in the Other Operations operating segment, within Corporate and Other, are categorized and reported as asbestos, environmental, or “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail liabilities.
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the three and nine months ended September 30, 2010.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended September 30, 2010	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,944		$291	$1,351	$3,586
Losses and loss adjustment expenses incurred	—		62	1	63
Losses and loss adjustment expenses paid	(56)		(11)	(21)	(88)

Ending liability — net [2][3]	$1,888	[4]	$342	$1,331	$3,561

For the Nine Months Ended September 30, 2010	Asbestos		Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,892		$307	$1,432	$3,631
Losses and loss adjustment expenses incurred	172		64	—	236
Losses and loss adjustment expenses paid	(176)		(29)	(101)	(306)

Ending liability — net [2][3]	$1,888	[4]	$342	$1,331	$3,561

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

[2]
Excludes asbestos and environmental net liabilities reported in Property & Casualty Commercial of $9 and $5, respectively, as of September 30, 2010, $10 and $4, respectively, as of June 30, 2010 and $10 and $5, respectively, as of December 31, 2009. Total net losses and loss adjustment expenses incurred in Property & Casualty Commercial for the three and nine months ended September 30, 2010 includes $4 and $10, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid in Property & Casualty Commercial for the three and nine months ended September 30, 2010 includes $4 and $11 respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Property & Casualty Commercial, were $2,393 and $395, respectively, as of September 30, 2010, $2,545 and $344, respectively, as of June 30, 2010 and $2,484 and $367, respectively, as of December 31, 2009.

[4]
The one year and average three year net paid amounts for asbestos claims, including Property & Casualty Commercial, are $232 and $225, respectively, resulting in a one year net survival ratio of 8.2 and a three year net survival ratio of 8.4. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three and nine months ended September 30, 2010, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended September 30, 2010	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$95	$—	$9	$47
Assumed Reinsurance	48	—	1	5
London Market	8	—	2	10

Total	151	—	12	62
Ceded	(95)	—	(1)	—

Net	$56	$—	$11	$62

Nine months Ended September 30, 2010
Gross
Direct	$163	$209	$26	$47
Assumed Reinsurance	98	—	4	5
London Market	23	(15)	4	10

Total	284	194	34	62
Ceded	(108)	(22)	(5)	2

Net	$176	$172	$29	$64

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Property & Casualty Commercial. Total gross losses and LAE incurred in Property & Casualty Commercial for the three and nine months ended September 30, 2010 includes $4 and $10, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Property & Casualty Commercial for the three and nine months ended September 30, 2010 includes $4 and $11, respectively, related to asbestos and environmental claims.

During the third quarter of 2010, the Company completed its annual ground up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. Based on this evaluation, the Company increased its net environmental reserves by $62. The Company found estimates for some individual accounts increased based upon unfavorable litigation results and increased clean-up or expense costs, with the vast majority of this deterioration emanating from a limited number of insureds. These changes were case specific and not as a result of any underlying change in the current environment. The Company currently expects to continue to perform a ground up evaluation of its environmental liabilities annually and regularly evaluate the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
In reporting environmental results, the Company divides its gross exposure into Direct, Assumed Reinsurance and London Market. The following table displays gross environmental reserves by category and net environmental reserves as of September 30, 2010:

Total
Reserves
Gross
Direct	$281
Assumed Reinsurance	55
London Market	61

Total [1] [2]	397
Ceded	(50)

Net	$347

[1]	The one-year gross paid amount for total environmental claims is $56, resulting in a one-year gross survival ratio of 7.0.

[2]	The three-year average annual gross paid amount for total environmental claims is $53, resulting in a three-year gross survival ratio of 7.6.
During the second quarter of 2010, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $169. For certain direct policyholders, the Company experienced increases in claim severity and expense. Increases in severity and expense were driven by litigation in certain jurisdictions and, to a lesser extent, development on primarily peripheral accounts. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The Company currently expects to continue to perform a ground up evaluation of its asbestos liabilities annually and regularly evaluate the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2010 of $2.24 billion ($1.90 billion and $347 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.78 billion to $2.55 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2009 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarter of 2010, the Company completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations operating segment. The evaluation resulted in no addition to the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the operating segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of September 30, 2010, the allowance for uncollectible reinsurance for Other Operations totals $221. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: the DAC asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit reserves. See The Hartford’s 2009 Form 10-K Annual Report for additional discussion on the Company’s critical accounting estimates related to EGPs.
The most significant EGP based balances are as follows:

	U.S. Annuity		International Annuity		Retirement Plans		Life Insurance
	September	December	September	December	September	December	September	December
	30, 2010	30, 2009	30, 2010	30, 2009	30, 2010	30, 2009	30, 2010	30, 2009
DAC	$3,119	$3,378	$1,620	$1,693	$797	$701	$2,632	$2,490
SIA	$318	$324	$38	$28	$24	$23	$44	$42
URR	$94	$96	$48	$584	$—	$—	$1,331	$1,182
Death and Other Insurance Benefit Reserves	$1,158	$1,232	$641	$70	$1	$1	$103	$76
Unlocks
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the three months ended September 30, 2010 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves	SIA	Total [1]
Global Annuity	$58	$5	$77	$5	$145
Life Insurance	31	(2)	1	(1)	29
Retirement Plans	19	—	—	—	19

Total	$108	$3	$78	$4	$193

[1]
The most significant contributors to the Unlock benefit recorded during the third quarter of 2010 were actual separate account returns from July 1, 2010 to September 30, 2010 being above our aggregated estimated return and the impact of assumption updates primarily related to decreasing lapse and withdrawal rates and lower hedge costs.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the nine months ended September 30, 2010 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves	SIA	Total [1]
Global Annuity	$(22)	$8	$23	$(5)	$4
Life Insurance	26	3	1	(1)	29
Retirement Plans	15	—	—	—	15

Total	$19	$11	$24	$(6)	$48

[1]
The most significant contributors to the Unlock benefit recorded during the nine months ended September 30, 2010 was actual separate account returns from January 1, 2010 to September 30, 2010 being above our aggregated estimated return and the impacts of increased hedging costs and assumption updates.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the three months ended September 30, 2009 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves	SIA	Total [2]
Global Annuity [1]	$18	$(14)	$92	$(10)	$86
Life Insurance	(27)	7	(4)	—	(24)
Corporate and Other	1	—	—	—	1

Total	$(8)	$(7)	$88	$(10)	$63

[1]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K. variable annuity business.

[2]
The most significant contributor to the Unlock benefit recorded during the third quarter of 2009 was actual separate account returns from July 1, 2009 to September 30, 2009 being above our aggregated estimated return.

The after-tax impact on the Company’s assets and liabilities as a result of the Unlock during the nine months ended September 30, 2009 was as follows:

			Death and
			Other
			Insurance
Segment			Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves	SIA	Total [1]
Global Annuity	$(583)	$24	$(355)	$(50)	$(964)
Life Insurance	(91)	47	(4)	—	(48)
Retirement Plans	(54)	—	(1)	(1)	(56)
Corporate and Other	(3)	—	—	—	(3)

Total	$(731)	$71	$(360)	$(51)	$(1,071)

[1]
The most significant contributor to the Unlock charge recorded during the nine months ended September 30, 2009 was the result of actual separate account returns from October 1, 2008 to March 31, 2009 being significantly below our aggregated estimated return while the opposite was true from April 1, 2009 to September 30, 2009.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 26% and 38% as of September 30, 2010, respectively, and 23% and 59% as of December 31, 2009, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable.

Goodwill Impairment
Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. Effective for the third quarter of 2010, The Hartford changed its reporting segments, however the reporting units were not impacted. A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. The homeowners and automobile components of Consumer Markets have been aggregated into one reporting unit; the variable life, universal life and term life components within Life Insurance have been aggregated into one reporting unit of Individual Life; the 401(k), 457 and 403(b) components of Retirement Plans have been aggregated into one reporting unit; the retail mutual funds component of Mutual Funds has been aggregated into one reporting unit; and the group disability and group life components of Group Benefits have been aggregated into one reporting unit. In circumstances where the components of an operating segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component such as Hartford Financial Products, the Company has classified those components as reporting units. Goodwill associated with the June 30, 2000 buyback of Hartford Life, Inc. was allocated to each of Hartford Life’s reporting units based on the reporting units’ fair value of in-force business. Although this goodwill was allocated to each reporting unit, it is held in Corporate and Other for segment reporting. In addition Federal Trust Corporation is an immaterial operating segment where the goodwill has been included in the Corporate and Other category.
As of September 30, 2010, the Company had goodwill allocated to the following reporting units:

	Segment	Goodwill in
	Goodwill	Corporate and Other	Total
Hartford Financial Products within Property & Casualty Commercial	$30	$—	$30
Group Benefits	—	138	138
Consumer Markets	119	—	119
Individual Life within Life Insurance	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Federal Trust Corporation within Corporate and Other	—	15	15

Total	$619	$432	$1,051

The Company completed its annual goodwill assessment for the Federal Trust Corporation reporting unit within Corporate and Other during the second quarter of 2010, resulting in a goodwill impairment of $153, pre-tax.
The Company completed its annual goodwill assessment for the individual reporting units within Wealth Management and Corporate and Other, except for the Federal Trust Corporation reporting unit, as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the Step 2 goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.
The Company will complete the annual impairment test for the reporting units within Property & Casualty Commercial and Consumer Markets in the fourth quarter of 2010.

KEY PERFORMANCE MEASURES AND RATIOS
The Hartford’s operations overview
The Hartford is a financial holding company for a group of subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States. Also, The Hartford continues to administer business previously sold in Japan and the U.K.
The Company conducts business in three customer focused divisions, Commercial Markets, Consumer Markets and Wealth Management, each containing reporting segments. The Commercial Markets division consists of the reporting segments of Property & Casualty Commercial and Group Benefits. The Consumer Markets division is also the reporting segment. The Wealth Management division consists of the following reporting segments: Global Annuity, Life Insurance, Retirement Plans and Mutual Funds. For additional discussion regarding The Hartford’s reporting segments, see Note 3 of the Notes to Condensed Consolidated Financial Statements.
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2010 and 2009. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
Definitions of Non-GAAP and other measures and ratios
After-tax Margin
After-tax margin, excluding realized gains (losses) and DAC Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure after-tax margin, excluding realized gains (losses) and DAC Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in those businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so after-tax margin, excluding realized gains (losses) and DAC Unlock, should include net realized gains and losses on net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of after-tax margin. After-tax margin, excluding realized gains (losses) and DAC Unlock, should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding realized gains (losses) and DAC Unlock, and after-tax margin when reviewing the Company’s performance.
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

DAC amortization ratio
DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so amortization of deferred policy acquisition costs and the present value of future profits (DAC amortization ratio), which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits) and excludes the effects of realized capital gains and losses and DAC Unlock, however should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of DAC amortization ratio. DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, should not be considered as a substitute for DAC amortization ratio and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, and DAC amortization ratio when reviewing the Company’s performance.
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
Return on Assets (“ROA”)
ROA, excluding realized gains (losses) and DAC Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure ROA, excluding realized gains (losses) and DAC Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so ROA, excluding the realized gains (losses) and DAC Unlock, should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations, such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of ROA. ROA, excluding realized gains (losses) and DAC Unlock, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, excluding realized gains (losses) and DAC Unlock, and ROA when reviewing the Company’s performance.
Underwriting results
Underwriting results is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses, underwriting expenses and policyholder dividends. The Hartford believes that underwriting results provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company’s investing activities. The underwriting segments of Property & Casualty Commercial and Consumer Markets are evaluated by management primarily based upon underwriting results. A reconciliation of underwriting results to net income for Property & Casualty Commercial and Consumer Markets is set forth in their respective discussions herein.

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
Combined ratio before catastrophes and prior year development
Combined ratio before catastrophes and prior accident year development is a key indicator of overall profitability for the property and casualty underwriting segments of Property & Casualty Commercial and Consumer Markets since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Property & Casualty Commercial
Combined ratio	84.9	87.3	88.0	88.0
Catastrophe ratio	0.9	1.9	3.1	1.4
Non-catastrophe prior year development	(8.2)	(7.7)	(7.9)	(5.1)

Combined ratio before catastrophes and prior year development	92.2	93.1	92.8	91.7

Consumer Markets
Combined ratio	94.1	101.2	98.5	98.5
Catastrophe ratio	5.1	8.1	8.0	8.5
Non-catastrophe prior year development	(4.3)	(1.5)	(2.1)	(0.8)

Combined ratio before catastrophes and prior year development	93.3	94.6	92.6	90.8

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development for the three-month period decreased due to a decrease in the expense ratio as a result of lower compensation-related costs and lower amortization of DAC. For the nine-month period, the combined ratio before catastrophes and prior year development increased primarily due to a decrease in earned premiums.

•
Consumer Markets combined ratio before catastrophes and prior year development for the three-month period decreased due to a decrease in the current accident year losses and loss adjustment expenses before catastrophes driven by the effect of current accident year reserve strengthening in 2009 compared to releases in 2010. For the nine-month period, the combined ratio before catastrophes and prior year development increased primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes for auto.

Return on Assets
Return on assets is a key indicator of overall profitability for the Global Annuity, Retirement Plans and Mutual Funds reporting segments as a significant portion of their earnings is based on average assets under management.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
Global Annuity
ROA [1]	47.4	bps	(81.0	) bps	12.0	bps	(111.0	) bps
Effect of net realized losses, net of tax and DAC on ROA [3]	(30.5	) bps	(136.1	) bps	(24.1	) bps	(48.3	) bps
Effect of DAC Unlock on ROA [2]	39.3	bps	21.8	bps	0.3	bps	(82.0	) bps

ROA, excluding realized losses and DAC Unlock	38.6	bps	33.3	bps	35.8	bps	19.3	bps

Retirement Plans [1]
ROA	25.8	bps	(33.3	) bps	10.9	bps	(54.1	) bps
Effect of net realized losses, net of tax and DAC on ROA	(0.4	) bps	(41.6	) bps	(2.8	) bps	(40.9	) bps
Effect of DAC Unlock on ROA [2]	16.3	bps	—	bps	4.3	bps	(18.7	) bps

ROA, excluding realized losses and DAC Unlock	9.9	bps	8.3	bps	9.4	bps	5.5	bps

Mutual Funds [1]
ROA [4]	7.9	bps	11.4	bps	9.5	bps	6.1	bps
Effect of net realized losses, net of tax and DAC on ROA	(0.4	) bps	—	bps	—	bps	—	bps

ROA, excluding realized losses	8.3	bps	11.4	bps	9.5	bps	6.1	bps

[1]
Proprietary mutual fund assets are included in Mutual Funds and those same assets are also included in Global Annuity and Retirement Plans as those same assets generate earnings for each of these segments.

[2]	See Unlocks within the Critical Accounting Estimates section of the MD&A.

[3]	Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[4]	Includes assets attributed to the transfer of Proprietary mutual funds, Investment-Only mutual funds, Canadian mutual funds, and 529 college savings plans effective January 1, 2010.
Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
•
Global Annuity’s ROA, excluding realized losses and DAC Unlock, increased primarily due to improved net investment income on limited partnerships and other alternative investments, a lower DAC amortization rate and improved operating expenses associated with the restructuring of Japan’s operations. In addition, Global Annuity’s ROA, excluding realized losses and DAC Unlock, for the nine months ended September 30, 2010 improved due to 3 Win charges recognized in the first quarter of 2009 of $40, after-tax. Excluding the effects of the 3 Win charge, ROA, excluding realized losses and DAC Unlock, DAC amortization would have been 22.7 bps for the nine months ended September 30, 2009.

•
The increase in Retirement Plans’ ROA, excluding realized losses and DAC Unlock, was primarily driven by improved performance on limited partnerships and other alternative investments in 2010, and an unfavorable tax adjustment recorded in the third quarter of 2009 related to a true-up for the 2008 tax year.

•
The decrease in the Mutual Funds’ ROA, excluding realized losses, for the three months ended September 30, 2010 is driven by the addition of Proprietary and Canadian mutual fund assets to this line of business which have a lower ROA, as well as the capital infusion to the money market fund. The increase in Mutual Funds’ ROA, excluding realized losses, for the nine months ended September 30, 2010 was driven by improvement in the equity markets, which enabled this business to partially return to scale, and the impact of lower operating expenses, partially offset by the addition of Proprietary and Canadian mutual fund assets to this line of business which have a lower ROA.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Life Insurance and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Life Insurance
After-tax margin	25.0%	2.7%	18.7%	1.9%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin	2.9%	(6.1%)	1.5%	(6.4%)
Effect of DAC Unlock on after-tax margin [1]	7.1%	(8.3%)	2.4%	(5.5%)

After-tax margin, excluding realized gains (losses) and DAC Unlock	15.0%	17.1%	14.8%	13.8%

Group Benefits
After-tax margin (excluding buyouts)	4.0%	5.7%	4.1%	4.2%
Effect of net realized gains (losses), net of tax on after-tax margin	0.2%	(1.6%)	0.5%	(1.2%)

After-tax margin (excluding buyouts), exlcuding realized gains (losses)	3.8%	7.3%	3.6%	5.4%

[1]	See Unlocks within the Critical Accounting Estimates section of the MD&A.
Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
•
For the three months ended September 30, 2010, Life Insurance’s after-tax margin, excluding realized gains (losses) and DAC Unlock, decreased primarily due to higher mortality, partially offset by lower DAC amortization and favorable operating expenses. For the nine months ended September 30, 2010, Life Insurance’s after-tax margin, excluding realized gains (losses) and DAC Unlock, increased primarily due to lower DAC amortization and favorable operating expenses, partially offset by higher mortality.

•	The decrease in Group Benefits’ after-tax margin (excluding buyouts), excluding realized gains (losses), was primarily due to a higher loss ratio from unfavorable morbidity.

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

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$79,736	78.8%	$71,153	76.3%
Fixed maturities, at fair value using the fair value option	564	0.6%	—	—
Equity securities, AFS, at fair value	1,168	1.2%	1,221	1.3%
Mortgage loans	4,684	4.6%	5,938	6.4%
Policy loans, at outstanding balance	2,180	2.2%	2,174	2.3%
Limited partnerships and other alternative investments	1,819	1.8%	1,790	1.9%
Other investments [1]	1,427	1.4%	602	0.7%
Short-term investments	9,517	9.4%	10,357	11.1%

Total investments excluding equity securities, trading	101,095	100.0%	93,235	100.0%
Equity securities, trading, at fair value [2]	32,495		32,321

Total investments	$133,590		$125,556

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to increases in fixed maturities, AFS, and other investments, partially offset by declines in mortgage loans and short-term investments. The increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of declining interest rates and, to a lesser extent, credit spread tightening, as well as the reinvestment of short-term investment proceeds, which contributed to the decline in short-term investments. The increase in other investments primarily related to increases in value related to derivatives. Partially offsetting these increases were declines in mortgage loans primarily from sales.
Net Investment Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$868	4.3%	$883	4.4%	$2,629	4.4%	$2,765	4.6%
Equity securities, AFS	12	3.9%	24	6.5%	39	4.2%	76	7.0%
Mortgage loans	72	6.2%	82	5.1%	210	5.5%	240	5.0%
Policy loans	33	6.1%	36	6.5%	101	6.2%	108	6.5%
Limited partnerships and other alternative investments	49	11.5%	(32)	(6.2%)	141	10.9%	(334)	(20.2%)
Other [3]	78		89		254		217
Investment expense	(29)		(33)		(78)		(82)

Total net investment income excl. equity securities, trading	1,083	4.4%	1,049	4.2%	3,296	4.5%	2,990	4.0%
Equity securities, trading	1,043		638		(905)		2,437

Total net investment income (loss)	$2,126		$1,687		$2,391		$5,427

[1]
Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding securities lending collateral and consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is Other, which primarily relates to derivatives (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
For the three months ended September 30, 2010 compared to the three months ended September 30, 2009, total net investment income increased largely due to equity securities, trading, resulting primarily from improvements in market performance of the underlying investment funds supporting the Japanese variable annuity product.
For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, total net investment income decreased largely due to equity securities, trading, resulting primarily from deteriorations in market performance of the underlying investment funds supporting the Japanese variable annuity product.

Total net investment income, excluding equity securities, trading, increased primarily due to improved performance of limited partnerships and other alternative investments primarily within real estate and private equity funds, partially offset by lower income on fixed maturities resulting from a decline in average short-term interest rates and lower asset levels.
Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2010	2009	2010	2009
Gross gains on sales	$179	$205	$654	$570
Gross losses on sales	(88)	(104)	(293)	(1,013)
Net OTTI losses recognized in earnings	(115)	(536)	(375)	(1,074)
Valuation allowances on mortgage loans	(7)	(40)	(159)	(193)
Japanese fixed annuity contract hedges, net [1]	11	(7)	22	28
Periodic net coupon settlements on credit derivatives/Japan	(4)	(7)	(15)	(39)
Results of variable annuity hedge program
GMWB derivatives, net	170	(190)	(127)	1,070
Macro hedge program	(443)	(328)	(210)	(692)

Total results of variable annuity hedge program	(273)	(518)	(337)	378
Other, net [2]	36	(212)	(23)	(473)

Net realized capital losses	$(261)	$(1,219)	$(526)	$(1,816)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and fixed maturities, FVO, and other investment gains and losses.
Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•    Gross gains and losses on sales for the three and nine months ended September 30, 2010 were predominantly from sales of investment grade corporate securities, U.S. Treasuries and previously reserved mortgage loans in order to take advantage of attractive market opportunities.

•    Gross gains and losses on sales for the three and nine months September 30, 2009 were predominantly within financial services, structured and government securities due to efforts to reduce portfolio risk while simultaneously reallocating the portfolio to securities with more favorable risk/return profiles.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Valuation allowances on mortgage loans	• For further information, see Valuation Allowances on Mortgage Loans within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program
•    The gain on GMWB derivatives, net, for the three months ended September 30, 2010 was primarily due to liability model assumption updates of $164 and lower implied market volatility of $117, partially offset by losses due to a general decrease in long-term rates of $(94). The loss on GMWB derivatives, net, for the nine months ended September 30, 2010 was primarily due to a general decrease in long-term interest rates of $(309), partially offset by gains on liability model assumption updates of $164. The net loss on the macro hedge program was primarily the result of higher equity market valuation.

•    The loss on GMWB derivatives, net, for the three months ended September 30, 2009 was primarily due to liability model assumption updates of $(126) and a general decrease in long-term interest rates of $(97). The gain on GMWB derivatives, net, for the nine months ended September 30, 2009 was primarily due to outperformance of the underlying actively managed funds as compared to their respective indices of $510, liability model assumption updates of $306, and lower implied market volatility of $201, partially offset by losses on higher equity market valuation of $(194). For more information, see Note 4a of the Notes to Condensed Consolidated Financial Statements. The net losses on the macro hedge program for the three and nine months ended September 30, 2009 were primarily the result of a higher equity market valuation.

Other, net
•    Other, net gain for the three months ended September 30, 2010 was primarily due to gains of $109 on credit derivatives that assume credit risk driven by credit spreads tightening, and gains of $58 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates, partially offset by losses of $(123) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

•    Other, net loss for the nine months ended September 30, 2010 was primarily due to losses of $(240) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and losses of $(117) related to the Japan 3Win foreign currency swaps driven by a decrease in U.S. interest rates. These losses are partially offset by gains of $140 on credit derivatives, gains of $60 related to Japan variable annuity hedges due to the appreciation of the Japanese yen, gains of $55 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates and $35 of other foreign currency related gains.

•    Other, net loss for the three months ended September 30, 2009 primarily resulted from losses of $(99) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI and losses of $(84) on credit derivatives that purchase credit protection due to credit spreads tightening. Other, net loss for the nine months ended September 30 2009 primarily resulted from losses of $(438) on credit derivatives that purchase credit protection due to credit spreads tightening, and losses of $(223) related to contingent obligations associated with the Allianz transaction. These losses were partially offset by gains of $118 on credit derivatives that assume credit risk driven by credit spreads tightening, and gains of $80 on transactional foreign currency re-valuation gains predominantly on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Written premiums	$1,447	$1,387	4%	$4,347	$4,316	1%
Change in unearned premium reserve	8	(55)	NM	69	(147)	NM

Earned premiums	1,439	1,442	—	4,278	4,463	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	888	888	—	2,634	2,726	(3%)
Current accident year catastrophes	13	25	(48%)	134	80	68%
Prior accident years	(118)	(108)	(9%)	(339)	(246)	(38%)

Total losses and loss adjustment expenses	783	805	(3%)	2,429	2,560	(5%)
Amortization of deferred policy acquisition costs	338	345	(2%)	1,018	1,051	(3%)
Insurance operating costs and expenses	100	109	(8%)	318	315	1%

Underwriting results	218	183	19%	513	537	(4%)
Net servicing income	6	4	50%	7	6	17%
Net investment income	227	206	10%	696	546	27%
Net realized capital gains (losses)	6	(66)	NM	(10)	(359)	97%
Other expenses	(24)	(28)	14%	(87)	(87)	—

Income before income taxes	433	299	45%	1,119	643	74%
Income tax expense	127	82	55%	337	159	112%

Net income	$306	$217	41%	$782	$484	62%

Premium Measures	2010	2009		2010	2009
New business premium	$279	$269		$852	$823
Standard commercial lines policy count retention	83%	80%		84%	80%
Standard commercial lines renewal written pricing increase (decrease)	1%	(1%)		1%	(1%)
Standard commercial lines renewal earned pricing decrease	—	(1%)		—	(2%)
Standard commercial lines policies in-force				1,201,862	1,151,999

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Ratios	2010	2009	Change	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	61.8	61.6	(0.2)	61.6	61.1	(0.5)
Current accident year catastrophes	0.9	1.8	0.9	3.1	1.8	(1.3)
Prior accident years	(8.2)	(7.5)	0.7	(7.9)	(5.5)	2.4

Total loss and loss adjustment expense ratio	54.5	55.9	1.4	56.8	57.3	0.5
Expense ratio	30.1	31.1	1.0	31.2	30.3	(0.9)
Policyholder dividend ratio	0.3	0.3	—	—	0.3	0.3

Combined ratio	84.9	87.3	2.4	88.0	88.0	—

Catastrophe ratio
Current year	0.9	1.8	0.9	3.1	1.8	(1.3)
Prior years	—	0.1	0.1	—	(0.4)	(0.4)

Total catastrophe ratio	0.9	1.9	1.0	3.1	1.4	(1.7)

Combined ratio before catastrophes	84.0	85.5	1.5	84.9	86.5	1.6
Combined ratio before catastrophes and prior accident years development	92.2	93.1	0.9	92.8	91.7	(1.1)

Other revenues [1]	$82	$85	(4%)	$237	$246	(4%)

[1]	Represents servicing revenues.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Earned premiums
Earned premiums decreased slightly for the three-month period as a decrease in professional liability, general liability and marine was largely offset by an increase in workers’ compensation. For the nine-month period, earned premiums decreased driven by a decrease in professional liability, fidelity and surety, auto, general liability and marine. The effects of the economic downturn have contributed to the decrease in earned premiums in the nine months ended September 30, 2010.

New business premium
•    New business written premium increased for both the three and nine months ended September 30, 2010. The increase in both periods was driven by an increase in specialty casualty, and to a lesser extent for the nine months, an increase in package business.

Standard commercial lines policy count retention	• Policy count retention increased in both the three- and nine-month periods in nearly all lines of business, as a result of an improvement in mid-term cancellations in 2010.

Standard commercial lines renewal earned pricing decrease
•    For both the three- and nine-month periods, renewal earned pricing was flat, as an increase in package business was offset by a decrease for general liability. The earned pricing changes were primarily a reflection of written pricing changes over the last year.

Standard commercial lines policies in-force
•    The number of policies-in-force increased by 4% from September 30, 2009 to September 30, 2010, while earned premiums declined over the same period. The increase is primarily related to the increase in policy count retention.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
Current accident year losses and loss adjustment expenses before catastrophes remained flat for the three-month period and decreased for the nine-month period. The decrease in the nine-month period was primarily due to decreases in earned premium, partially offset by increases in the current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes increased, primarily due to higher severity on package and property business and higher frequency on workers’ compensation, largely offset by a lower ratio for specialty casualty.
Current accident year catastrophes
Current accident year catastrophe losses decreased for the three-month period and increased for the nine-month period. In the three-month period, losses in 2009 from windstorms and tornadoes in the Midwest were higher than losses in 2010. In the nine-month period, losses were higher in 2010 due to more severe windstorm events, particularly from hail in the Midwest, plains states and the Southeast and from winter storms in the Mid-Atlantic and Northeast. Catastrophe losses in the nine-month period of 2009 included losses from ice storms, windstorms and tornadoes across many states.
Prior accident year reserve development
Net favorable prior accident year reserve development increased for the three and nine months ended September 30, 2010, and included reserve releases across nearly all lines of business. Net favorable reserve development for the three and nine months ended September 30, 2009 included reserve releases in workers’ compensation, general liability and professional liability, which, for the nine-month period, was offset by reserve strengthening in surety and package business. For additional information on prior accident year reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Operating expenses
Insurance operating costs and expenses decreased for the three-month period and increased for the nine-month period. The change for the three-month period was primarily due to lower compensation-related costs in 2010. The change for the nine-month period was driven by an increase in taxes, licenses and fees of $19, which included a $5 decrease in reserve strengthening for other state funds and taxes, and a $7 reduction in TWIA assessments recognized in 2009 related to hurricane Ike, largely offset by a $15 decrease in the estimated amount of dividends payable to certain workers’ compensation policyholders. Amortization of deferred policy acquisition costs decreased for the three- and nine-month periods largely due to the decrease in earned premiums.
Net investment income
Net investment income increased for both the three- and nine-month periods primarily as a result of improvements in limited partnerships and other alternative investments, partially offset by lower returns on taxable fixed maturities due to declining interest rates.
Net realized gains (losses)
For both the three- and nine-month periods, net realized capital gains (losses) improved as compared to prior year. The improvements were primarily driven by lower impairments in 2010 compared to 2009 and realized gains on derivatives in 2010 compared to losses in 2009.

GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Premiums and other considerations	$1,058	$1,069	(1%)	$3,234	$3,281	(1%)
Net investment income	107	105	2%	324	298	9%
Net realized capital gains (losses)	(1)	(32)	97%	31	(70)	NM

Total revenues	1,164	1,142	2%	3,589	3,509	2%
Benefits, losses and loss adjustment expenses	816	742	10%	2,505	2,424	3%
Amortization of deferred policy acquisition costs	15	16	(6%)	46	45	2%
Insurance operating costs and other expenses	275	295	(7%)	839	846	(1%)

Total benefits, losses and expenses	1,106	1,053	5%	3,390	3,315	2%
Income before income taxes	58	89	(35%)	199	194	3%
Income tax expense	12	24	(50%)	54	46	17%

Net income	$46	$65	(29%)	$145	$148	(2%)

Earned Premiums and Other
Fully insured — ongoing premiums	$1,043	$1,059	(2%)	$3,136	$3,251	(4%)
Buyout premiums	—	—	—	58	—	—
Other	15	10	50%	40	30	33%

Total earned premiums and other	$1,058	$1,069	(1%)	$3,234	$3,281	(1%)

Fully insured ongoing sales, excluding buyouts	$100	$122	(18%)	$497	$611	(19%)

Ratios, excluding buyouts
Loss ratio	77.1%	69.4%		77.0%	73.9%
Loss ratio, excluding financial institutions	82.4%	74.0%		82.5%	78.2%
Expense ratio	27.4%	29.1%		27.9%	27.2%
Expense ratio, excluding financial institutions	22.8%	22.9%		23.1%	22.5%
Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Net income decreased as a result of higher claim costs, partially offset by improvements in the realized gains (losses) and net investment income, as well as lower operating expenses.
The following factors contributed to the changes in net income:

Premiums and other considerations	• Premiums and other considerations decreased for the nine months ended September 30, 2010 due to lower sales and reductions in covered lives within our customer base.

Net investment income
•    Net investment income increased for the nine months ended September 30, 2010 as a result of higher weighted average portfolio yields primarily due to improved performance on limited partnerships and other alternative investments.

Benefits, losses and loss adjustment expenses/Loss ratio
•    The segment’s loss ratio (defined as benefits, losses and loss adjustment expenses as a percentage of premiums and other considerations excluding buyouts) was higher compared to the prior year periods due primarily to unfavorable morbidity experience from higher incidence and lower claim terminations.

Expense ratio and insurance operating costs and other expenses
•    The segment’s expense ratio, excluding buyouts, declined for the three months ended September 30, 2010 compared to the prior year period primarily due to a commission accrual adjustment recorded in the third quarter of 2009 on the financial institution business. For the nine months ended September 30, 2010 the expense ratio was higher primarily due to an overall reduction in the underlying premium.

Income tax expense
•    The effective tax rate, in all periods, differs from the statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Written premiums	$1,014	$1,049	(3%)	$2,990	$3,042	(2%)
Change in unearned premium reserve	29	60	(52%)	14	85	(84%)

Earned premiums	985	989	—	2,976	2,957	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	681	694	(2%)	2,034	1,974	3%
Current accident year catastrophes	42	90	(53%)	229	242	(5%)
Prior accident years	(34)	(25)	(36%)	(51)	(15)	NM

Total losses and loss adjustment expenses	689	759	(9%)	2,212	2,201	—
Amortization of deferred policy acquisition costs	167	171	(2%)	503	505	—
Insurance operating costs and expenses	71	69	3%	217	205	6%

Underwriting results	58	(10)	NM	44	46	(4%)
Net servicing income	7	6	17%	22	20	10%
Net investment income	46	48	(4%)	139	128	9%
Net realized capital gains (losses)	1	(15)	NM	(2)	(87)	98%
Other expenses	(14)	(15)	7%	(47)	(47)	—

Income before income taxes	98	14	NM	156	60	160%
Income tax expense (benefit)	28	(1)	NM	43	5	NM

Net income	$70	$15	NM	$113	$55	105%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums	2010	2009	Change	2010	2009	Change
Business Unit
AARP	$743	$755	(2%)	$2,166	$2,199	(2%)
Agency	258	280	(8%)	783	797	(2%)
Other	13	14	(7%)	41	46	(11%)

Total	$1,014	$1,049	(3%)	$2,990	$3,042	(2%)

Product Line
Automobile	$700	$742	(6%)	$2,115	$2,195	(4%)
Homeowners	314	307	2%	875	847	3%

Total	$1,014	$1,049	(3%)	$2,990	$3,042	(2%)

Earned Premiums
Business Unit
AARP	$712	$712	—	$2,143	$2,124	1%
Agency	259	261	(1%)	789	783	1%
Other	14	16	(13%)	44	50	(12%)

Total	$985	$989	—	$2,976	$2,957	1%

Product Line
Automobile	$698	$717	(3%)	$2,122	$2,136	(1%)
Homeowners	287	272	6%	854	821	4%

Total	$985	$989	—	$2,976	$2,957	1%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Premium Measures	2010	2009	2010	2009
Policies in-force end of period
Automobile			2,287,845	2,394,043
Homeowners			1,455,921	1,483,795

Total policies in-force end of period			3,743,766	3,877,838

New business written premium
Automobile	$74	$118	$249	$356
Homeowners	$26	$41	$86	$113

Policy count retention
Automobile	82%	86%	83%	86%
Homeowners	84%	86%	85%	86%

Renewal written pricing increase
Automobile	8%	3%	6%	3%
Homeowners	11%	5%	9%	5%

Renewal earned pricing increase
Automobile	5%	3%	4%	4%
Homeowners	8%	6%	7%	6%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Ratios and Supplemental Data	2010	2009	Change	2010	2009	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	69.2	70.4	1.2	68.4	66.8	(1.6)
Current accident year catastrophes	4.3	9.1	4.8	7.7	8.2	0.5
Prior accident years	(3.5)	(2.5)	1.0	(1.7)	(0.5)	1.2

Total loss and loss adjustment expense ratio	70.0	76.9	6.9	74.4	74.5	0.1
Expense ratio	24.1	24.2	0.1	24.2	24.0	(0.2)

Combined ratio	94.1	101.2	7.1	98.5	98.5	—

Catastrophe ratio
Current year	4.3	9.1	4.8	7.7	8.2	0.5
Prior years	0.7	(1.0)	(1.7)	0.4	0.3	(0.1)

Total catastrophe ratio	5.1	8.1	3.0	8.0	8.5	0.5

Combined ratio before catastrophes	89.1	93.1	4.0	90.5	90.0	(0.5)
Combined ratio before catastrophes and prior accident years development	93.3	94.6	1.3	92.6	90.8	(1.8)

Other revenues [1]	$40	$38	5%	$123	$110	12%

[1]	Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Product Line Combined Ratios	2010	2009	Change	2010	2009	Change
Automobile	93.3	98.1	4.8	95.2	94.7	(0.5)
Homeowners	96.3	109.3	13.0	107.4	108.5	1.1

Total	94.1	101.2	7.1	98.5	98.5	—

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Earned premiums
Earned premiums were flat for the three-month period and were up 1% for the nine-month period with similar trends in both AARP and Agency.
•
AARP earned premiums were flat for the three-month period and were up 1% for the nine-month period. Earned premium growth for the nine-month period was driven by new business written premium growth through the third quarter of 2009. Since the third quarter of 2009, new business written premium and policy count retention have decreased driven by a lower auto policy conversion rate, lower responses from direct response marketing and lower average renewal earned premium per policy for auto business, partially offset by an increase in cross-selling homeowners’ insurance to insureds who have auto policies. For the three-month period, the decrease in AARP written premium in 2010 offset the positive effect on earned premium from growth in written premium in 2009.

•
Agency earned premiums decreased 1% for the three-month period and increased 1% for the nine-month period. Earned premium growth for the nine-month period was primarily due to new business written premium growth in 2009 and the first quarter of 2010, partially offset by a decrease in new business written premium and policy retention since the first quarter of 2010 as well as a decrease in average renewal earned premium per policy for auto business. The new business written premium growth through the first quarter of 2010 was driven by an increase in the number of agency appointments and the number of policy quotes. Since the first quarter of 2010, the number of quotes and the policy issue rate have declined as the Company has taken pricing and underwriting actions to improve profitability.

Auto earned premiums were down 3% for the three-month period and 1% for the nine-month period, reflecting a decrease in new business written premium and policy count retention since the fourth quarter of 2009 and a decrease in average renewal earned premium per policy, particularly in Agency. Despite auto renewal earned pricing increases for the three- and nine-month periods, average renewal earned premium per policy for auto declined in the three- and nine-month periods of 2010 due to a shift to more preferred market segment business and a greater concentration of business in states and territories with lower average premium. Homeowners’ earned premiums grew 6% and 4%, respectively, for the three- and nine-month periods due primarily to the effect of increases in earned pricing, partially offset by a decrease in new business written premium and policy count retention in the nine-month period of 2010.

New business written premium
•   Auto new business written premium decreased by 37% and 30% for the three- and nine-month periods, respectively, due primarily to the effect of written pricing increases and underwriting actions that lowered the policy issue rate on direct marketing responses and agency business quotes. Also contributing to the decrease in auto new business was lower responses from direct marketing. Homeowners’ new business written premium decreased 37% and 24% for the three- and nine-month periods, respectively, as the effect of pricing and underwriting actions lowered the policy issue rate on direct marketing responses and agency business quotes. This was partially offset by an increase in the cross-sale of homeowners’ insurance to insureds that have auto policies.

Policy count retention
•   Policy count retention for auto decreased by 4 points for the three-month period and by 3 points for the nine-month period primarily driven by the effect of renewal written pricing increases and underwriting actions to improve profitability. Policy count retention for homeowners decreased 2 points for the three-month period and 1 point for the nine-month period, primarily driven by the effect of renewal written pricing increases and underwriting actions. For the nine-month period, the decrease in policy count retention was partially offset by the effect of the Company’s non-renewal of Florida homeowners’ Agency business in 2009.

Renewal earned pricing increase
•   Auto renewal earned pricing increased in both the three- and nine-month periods due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ renewal earned pricing increased in both the three- and nine-month periods due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.

Policies in-force
•   Compared to September 30, 2009, the number of policies in-force as of September 30, 2010 decreased by 4% for auto, driven by a decrease in AARP and Agency policy retention, and by 2% for home, driven by a decrease in Agency policy retention.

Losses and loss adjustment expenses
Current accident year losses and loss adjustment expenses before catastrophes
For the three-month period, Consumer Markets’ current accident year losses and loss adjustment expenses before catastrophes decreased driven, primarily, by the effect of $10 of prior quarter current accident year strengthening in 2009 and $6 of net prior quarter current accident year reserve releases in 2010. Apart from the prior quarter reserve actions in the third quarter of each year, current accident year losses and loss adjustment expenses before catastrophes increased slightly in the three-month period as an increase in the current accident year loss and loss adjustment expense ratio before catastrophes for auto was largely offset by an improvement for home. For the nine-month period, Consumer Markets’ current accident year losses and loss adjustment expenses before catastrophes increased primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes for auto and, to a lesser extent, the increase in earned premium.
Apart from the prior quarter reserve actions in the third quarter of each year, the current accident year loss and loss adjustment expense ratio before catastrophes for auto increased for both the three- and nine-month period. The increase was due to higher than expected auto liability loss costs relative to average earned premium per policy and, to a lesser extent, higher auto physical damage emerged frequency. The current accident year loss and loss adjustment expense ratio before catastrophes for home decreased for the three-month period driven by earned rate increases and low average claim severity, partially offset by increased frequency of weather claims. For the nine-month period, the current accident year loss and loss adjustment expense ratio before catastrophes for home was relatively flat.

Current accident year catastrophes
Current accident year catastrophes decreased in both the three- and nine-month periods. The decrease in current accident year catastrophes in the three-month period was primarily due to two large hail and windstorm events in Colorado in the third quarter of 2009. Current accident year catastrophes for the nine-month period were modestly lower in 2010 than 2009 despite a slightly higher number of catastrophe events. Catastrophe losses in the nine-month period in 2010 primarily included losses from tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast as well as losses from winter storms in the Mid-Atlantic and Northeast. Catastrophe losses in the nine-month period in 2009 primarily included losses from windstorms in Texas and the Midwest as well as the two large Colorado hail and windstorm events.
Prior accident year reserve development
For both the three- and nine-month periods, there was greater net favorable prior accident year reserve development in 2010 than in 2009. Net favorable reserve development in 2010 included, among other reserve changes, releases of AARP and Agency auto liability reserves of $41 and $82 for the three- and nine-month periods, respectively, primarily related to the 2005 through 2009 accident years, partially offset by strengthening of AARP and Agency homeowners reserves and strengthening of prior year catastrophe reserves. Net favorable reserve development in 2009 included, among other reserve changes, releases of AARP and Agency auto liability reserves of $20 and $53 for the three- and nine-month periods, respectively, primarily related to accident years 2005 to 2008, partially offset by strengthening of homeowners’ reserves.
Operating expenses
For the three-month period, the expense ratio decreased slightly, driven primarily by lower direct marketing on consumer direct business. For the nine-month period, the expense ratio increased modestly driven by an increase in information technology costs, higher amortization of acquisition costs on AARP business and the cost of a legal settlement in 2010, largely offset by lower direct marketing on consumer direct business.
Net investment income
Net investment income increased for the nine months ended September 30, 2010 primarily due to an increase in income from investments in limited partnerships and other alternative investments. Contributing to the decrease in net investment income for the three months ended September 30, 2010 was a lower yield on taxable fixed maturities.
Net realized capital gains (losses)
For the three-month period, Consumer Markets recorded a modest net realized capital gain in 2010 compared to a net realized capital loss in 2009. For the nine-month period, Consumer Markets recognized lower net realized capital losses in 2010 as compared to 2009. The improvement in both periods was driven by a change from recording net losses on derivatives in 2009 to net gains on derivatives in 2010 and from a reduction in impairments. Net gains on derivatives in 2010 were driven by gains from a duration hedge program due to changes in interest rates and net gains from derivatives due to changes in credit spreads. Impairments decreased from 2009 to 2010 principally due to improved market conditions.

GLOBAL ANNUITY

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income and other	$590		$580		2%	$1,769		$1,706		4%
Earned premiums	69		31		123%	163		308		(47%)
Net investment income (loss):
Securities available-for sale and other	426		440		(3%)	1,277		1,282		—
Equity securities, trading [1]	1,043		638		63%	(905)		2,437		NM

Total net investment income	1,469		1,078		36%	372		3,719		(90%)
Net realized capital losses	(320)		(917)		65%	(625)		(568)		(10%)

Total revenues	1,808		772		134%	1,679		5,165		(67%)
Benefits, losses and loss adjustment expenses	388		403		(4%)	1,531		2,556		(40%)
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	1,043		638		63%	(905)		2,437		NM
Amortization of DAC	(66)		78		NM	328		1,655		(80%)
Insurance operating costs and other expenses	199		200		(1%)	573		646		(11%)

Total benefits, losses and expenses	1,564		1,319		19%	1,527		7,294		(79%)
Income (loss) before income taxes	244		(547)		NM	152		(2,129)		NM
Income tax expense (benefit)	69		(227)		NM	11		(825)		NM

Net income (loss)	$175		$(320)		NM	$141		$(1,304)		NM

Assets Under Management
Variable annuity account values						$113,912		$119,079		(4%)
Fixed MVA annuity and other account values						17,100		16,816		2%
Institutional investment products account values						20,086		23,128		(13%)
Investment-Only mutual funds assets [2]						—		4,453		(100%)

Total assets under management [3]						$151,098		$163,476		(8%)

Account Value Roll Forward
Variable Annuities
Account value, beginning of period	$107,295		$108,548			$119,387		$105,921
Net flows	(2,848)		(1,940)			(8,597)		(5,322)
Change in market value and other	7,631		10,165			1,349		16,299
Transfers [4]	—		—			(1,355)		1,188
Effect of currency translation	1,834		2,306			3,128		993

Account value, end of period	$113,912		$119,079			$113,912		$119,079

Net Investment Spread	(4	) bps	(2	) bps		13	bps	(26	) bps

Expense Ratios
General insurance expense ratio	22.7	bps	26.1	bps		21.3	bps	30.1	bps
DAC amortization ratio [5]	(37.1%)		(16.6%)			68.3%		(349.2%)
DAC amortization ratio, excluding realized losses and DAC Unlocks [5] [6]	46.9%		54.0%			51.2%		71.2%

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	Investment-Only mutual fund assets were transferred to Mutual Funds effective January 1, 2010.

[3]	Includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

[4]
Canadian and Offshore businesses were transferred from Mutual Funds to Global Annuity, effective January 1, 2009. Canadian mutual funds were transferred from Global Annuity to Mutual Funds effective January 1, 2010.

[5]
Excludes the effects of realized gains and losses except for net periodic settlements. Included in the net realized capital gain (losses) are amounts that represent the net periodic accruals on currency rate swaps used in the risk management of Japan fixed annuity products.

[6]	See Critical Accounting Estimates in the MD&A.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Net income increased for the three months ended September 30, 2010 primarily related to significantly lower realized capital losses and an improved DAC unlock benefit. The third quarter 2010 DAC Unlock was a benefit of $145, after-tax, compared to a benefit of $86, after-tax, in third quarter 2009. The 2010 DAC Unlock benefit was driven by equity market improvements in the third quarter 2010 that were greater than the market improvements made in the third quarter of 2009 in comparison to expectations.
Net income improved significantly for the nine months ended September 30, 2010 driven by continued improvements in equity markets which resulted in a slightly favorable DAC Unlock benefit in 2010 compared to an Unlock charge of $(964) in 2009. The 2010 improvement was partially offset by higher net realized capital losses.
For further discussion of the 2010 and 2009 Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income and other
•   Fee income and other increased as a result of slightly higher average variable annuity account values for the three and nine-month periods ended September 30, 2010 compared with 2009. The increase in average account values has been driven by improvements in equity markets, which has been principally offset by net outflows of Global Annuity.

Earned premiums
•   Earned premiums, for the three months ended September 30, 2010, increased compared to the prior year due to the implementation of the new variable annuity product in the fourth quarter of 2009. The nature of this product results in the recognition of earned premiums with an offsetting increase in benefits, losses and loss adjustment expenses.

•   Earned premiums, for the nine months ended September 30, 2010, decreased due to management’s decision to suspend sales of structured settlements and terminal funding products. This decrease in earned premiums was correspondingly offset by a decrease in benefits, losses and loss adjustment expenses.

Net investment income (excluding Equity securities, trading)	• For the three month period ended September 30, 2010, net investment income decreased primarily as a result of a decline in general account values driven by net outflows since 2009.

•   For the nine month period ended September 30, 2010, net investment income decreased primarily as a result of significant net outflow activity since 2009 and declines on returns from fixed maturity securities driven by the low interest rate environment, partially offset by improving investments results on limited partnership and other alternative investments.

Net investment spread	• For the three months ended September 30, 2010 compared to 2009, net investment spreads for Global Annuity products are consistent.

•   For the nine months ended September 30, 2010 compared to 2009, net investment spreads improved primarily due to improved performance on limited partnership and other alternative investments of 54 bps, partially offset by a decline in yields on fixed maturity assets of 13 bps, respectively.

Net realized capital losses
•   For the three month period ended September 30, 2010, the $597 improvement in net realized capital losses is primarily related to a reduction in variable annuity hedging program losses as compared to losses in the comparable prior year period and lower impairment losses.

•   For the nine month period ended September 30, 2010, the change in net realized capital losses of $(57) is primarily related to variable annuity hedging program losses in 2010 as compared to gains in the comparable prior year period, partially offset by lower impairment losses and net realized gains on sales of securities in 2010 compared with net losses in 2009.

Benefits, losses and loss adjustment expenses
•   For the nine month period ended September 30, 2010, benefits, losses and loss adjustment expenses declined significantly as a result of the impact of the 2010 and 2009 Unlocks (for further discussion of the 2010 and 2009 Unlocks, see Unlocks within the Critical Accounting Estimates section of the MD&A). Additionally, 2009 includes a 3 Win related charge of $60 (pre-tax). Benefits, losses and loss adjustment expenses were lower for institutional investment products driven by the Company’s execution on its call and buyback strategy associated with stable value products, which reduced the related liabilities, and a decrease in earned premiums associated with management’s decision to suspend sales.

Insurance operating costs and other expenses
•   For the nine months ended September 30, 2010, insurance operating costs and other expenses have decreased as compared to 2009 as a result of lower operating and wholesaling expenses driven by management’s active efforts to reduce operating expenses and management’s efforts to match distribution costs with the Company’s current lower sales levels.

General insurance expense ratio
•   The general insurance expense ratio declined as a result of management’s efforts to reduce expenses associated with the U.S. annuity product, and the restructuring and active expense management of Japan’s operations while the improving equity markets compared to 2009 have driven an increase in the average asset base.

Amortization of DAC	• For the three and nine months ended September 30, 2010, amortization of DAC changed on a comparative period basis primarily as a result of the Unlocks.

DAC amortization ratio, excluding realized gains (losses) and DAC Unlocks
•   For the three and nine months ended September 30, 2010, the DAC amortization ratio decreased due to rising gross profits driven by equity market appreciation, and improved returns from limited partnerships and other alternative investments, as previously discussed.

Income tax expense (benefit)
•   For the three and nine months ended September 30, 2010, the effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products as well as varying tax rates by country, and the valuation allowance on deferred tax benefits related to certain realized losses on securities that back certain institutional investment products. The three and nine month periods ended September 30, 2010 and 2009 include separate account DRD benefits of $19 and $23, and $79 and $83 respectively. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

LIFE INSURANCE

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income and other	$268		$269		—	$832		$864		(4%)
Earned premiums	(25)		(22)		(14%)	(70)		(61)		(15%)
Net investment income	132		91		45%	391		260		50%
Net realized capital gains (losses)	13		(37)		NM	45		(120)		NM

Total revenues	388		301		29%	1,198		943		27%
Benefits, losses and loss adjustment expenses	227		176		29%	646		535		21%
Amortization of DAC	(20)		82		NM	71		263		(73%)
Insurance operating costs and other expenses	44		49		(10%)	154		153		1%

Total benefits, losses and expenses	251		307		(18%)	871		951		(8%)
Income (loss) before income taxes	137		(6)		NM	327		(8)		NM
Income tax expense (benefit)	40		(14)		NM	103		(26)		NM

Net income (loss)	$97		$8		NM	$224		$18		NM

Account Values
Individual variable universal life insurance						$5,757		$5,552		4%
Individual universal life insurance [1]						5,995		5,591		7%
PPLI [2]						35,558		33,197		7%

Total account values						$47,310		$44,340		(7%)

Individual Life Insurance In-Force
Variable universal life insurance						$75,399		$75,667		—
Universal life insurance [1]						57,734		54,775		5%
Term life						73,959		68,447		8%

Total individual life insurance in-force						$207,092		$198,889		4%

Net Investment Spread
Individual variable universal and individual universal life insurance [1]	142	bps	111	bps		148	bps	88	bps

Death Benefits	$134		$92			$348		$304

[1]	Includes universal life, interest sensitive whole life, modified guaranteed life insurance and other.

[2]	Includes PPLI operations transferred from Corporate and Other to Life Insurance effective January 1, 2010.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Net income increased as a result of net realized capital gains, improved net investment income and the impacts of the DAC Unlocks. For further discussion of the DAC Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A. The following other factors contributed to the changes in net income (loss):

Fee income and other	• Fee income and other decreased for the nine months ended September 30, 2010 primarily due to the impact of the DAC Unlock in the first nine months of 2009.

Earned premiums
•   Earned premiums, which include premiums for ceded reinsurance, decreased primarily due to higher ceded reinsurance premiums related to lower retention levels and the aging of the life insurance in-force.

Net investment income	• Net investment income increased primarily due to improved performance of limited partnerships and other alternative investments.

Net investment spread
•   Net investment spread increased for the three and nine months ended September 30, 2010 primarily related to improved performance of limited partnerships and other alternative investments of 28 bps and 50 bps, respectively, and lower average credited rates of 16 bps and 18 bps, respectively.

Amortization of DAC
•   Amortization of DAC decreased for the three and nine months ended September 30, 2010 primarily as a result of the Unlock benefit in 2010 compared to the Unlock charge in 2009. DAC amortization had a partial offset in amortization of deferred revenues, which drove the decrease in fee income noted above.

Income tax expense (benefit)
•   The effective tax rate for 2010 differs from the statutory rate of 35% primarily due to the recognition of separate account DRD partially offset by a valuation allowance on deferred tax benefits related to certain realized losses recorded in the nine months ended September 30, 2010. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

Death Benefits	• Death benefits increased primarily due to mortality volatility.

RETIREMENT PLANS

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Operating Summary	2010		2009		Change	2010		2009		Change
Fee income and other	$88		$83		6%	$260		$234		11%
Earned premiums	1		1		—	5		3		67%
Net investment income	93		80		16%	267		237		13%
Net realized capital losses	—		(89)		100%	(10)		(228)		96%

Total revenues	182		75		143%	522		246		112%
Benefits, losses and loss adjustment expenses	71		62		15%	204		204		—
Amortization of DAC	(12)		(15)		20%	14		63		(78%)
Insurance operating costs and other expenses	84		81		4%	250		241		4%

Total benefits, losses and expenses	143		128		12%	468		508		(8%)
Income (loss) before income taxes	39		(53)		NM	54		(262)		NM
Income tax expense (benefit)	9		(19)		NM	16		(100)		NM

Net income (loss)	$30		$(34)		NM	$38		$(162)		NM

Assets Under Management
403(b)/457 account values						$11,874		$10,760		10%
401(k) account values						18,764		15,339		22%
401(k)/403(b) mutual funds						18,602		16,648		12%

Total assets under management						$49,240		$42,747		15%

Total assets under administration — 401(k)						$4,266		$5,867		(27%)

Account Value and Assets Under Management Roll Forward
401(k) / 403(b) Mutual Funds
Assets under management, beginning of period	$15,848		$15,342			$16,704		$14,838
Net flows	(71)		(748)			(606)		(1,388)
Transfer in	1,294		—			1,294		—
Change in market value	1,552		2,054			1,232		3,198
Other	(21)		—			(22)		—

Assets under management, end of period	$18,602		$16,648			$18,602		$16,648

401(k) / 403(b) / 457 Group Annuities
Account value, beginning of period	$27,943		$23,490			$27,258		$22,198
Net flows	579		259			2,048		305
Transfers in of Lifetime Income & Maturity Funding	—		—			194		—
Change in market value	2,095		2,350			1,116		3,596
Other	21		—			22		—

Account value, end of period [1]	$30,638		$26,099			$30,638		$26,099

Net Investment Spread	100	bps	94	bps		111	bps	65	bps

[1]	Includes policyholder balances for investment contracts and reserves for future policy benefits for insurance contracts.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Net income increased as a result of lower net realized capital losses, improved net investment income, higher fee income and the impacts of the DAC Unlocks. For further discussion of the DAC Unlock, see Unlocks within the Critical Accounting Estimates section of the MD&A.
The following other factors contributed to the changes in net income (loss):

Fee income and other
•   For the three and nine month period ended September 30, 2010, fee income and other increased primarily due to increases in average assets under management resulting from improvements in equity markets and increased deposit activity as equity market improvements created an environment where investors were willing to re-enter the capital markets. Over the past 12 months, average account values have increased driven by $2.3 billion of net flows and $2.0 billion of market activity.

Net investment income	• For the three and nine month periods ended September 30, 2010, net investment income increased primarily due to improved performance on limited partnerships and other alternative investments.

Net investment spread
•   Net investment spread increased primarily as a result of higher earned rates driven primarily by improved performance on limited partnerships and other alternative investments in 2010 which added 26 bps of return for the three months ended September 30, 2010, and 48 bps of return for the nine months ended September 30, 2010 as compared to the prior year, partially offset by lower yields on fixed maturities of 19 bps for the three months ended September 30, 2010, and 13 bps for the nine months ended September 30, 2010 as compared to the prior year.

Net realized capital gains (losses)	• The change in net realized capital gains (losses) for the three months ended September 30, 2010 is driven by higher losses on impairments in the third quarter of 2009.

• For the nine months ended September 30, 2010, net realized capital losses were lower due to higher losses on impairments, derivatives, and trading losses in the first three quarters of 2009.

Insurance operating costs and other expenses	• For the three and nine months ended September 30, 2010, insurance operating costs and other expenses increased primarily due to greater assets under management resulting in higher trail commissions.

Amortization of DAC	• For the three and nine months ended September 30, 2010, the change in amortization of DAC is attributed to the DAC Unlock.

Income tax expense (benefit)
•   The effective tax rate for 2010 differs from the statutory rate of 35% primarily due to permanent tax differences for DRD that are partially offset by a valuation allowance on deferred tax benefits related to certain realized losses recorded in the nine months ended September 30, 2010. The three and nine month periods ended September 30, 2010 and 2009 include separate account DRD benefits of $5 and $0, and $14 and $7, respectively. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Fee income and other	$166	$137	21%	$513	$370	39%
Net investment income	(2)	(5)	60%	(6)	(15)	60%
Net realized capital gains (losses)	(1)	—	—	—	—	—

Total revenues	163	132	23%	507	355	43%
Benefits, losses and loss adjustment expenses	(1)	—	—	(1)	—	—
Amortization of DAC	16	11	45%	47	38	24%
Insurance operating costs and other expenses	121	103	17%	358	290	23%

Total benefits, losses and expenses	136	114	19%	404	328	23%
Income (loss) before income taxes	27	18	50%	103	27	NM
Income tax expense (benefit)	9	7	29%	36	10	NM

Net income (loss)	$18	$11	64%	$67	$17	NM

Non Proprietary Mutual Funds [3]
Assets under management, beginning of period	$48,759	$35,693		$44,031	$32,710
Transfer in of Investment-Only and Canadian mutual funds	—	—		5,617	—
Net flows	(163)	796		2,199	1,486
Change in market value and other [1]	4,788	4,761		1,537	7,054

Assets under management, end of period [1]	$53,384	$41,250		$53,384	$41,250

Proprietary Mutual Funds [4]
Assets under management, beginning of period	$39,402	$—		$—	$—
Transfers in of insurance product mutual funds	—	—		43,890	—
Net flows	(1,299)	—		(3,763)	—
Change in market value and other	3,676	—		1,652	—

Assets under management, end of period	$41,779	$—		$41,779	$—

Mutual fund assets under management [1] [2]	$95,163	$41,250		$95,163	$41,250

[1]	Includes amount attributed to the transfer of Investment-Only mutual funds and Canadian mutual funds effective January 1, 2010.

[2]	Includes Proprietary mutual funds effective January 1, 2010.

[3]	Includes Retail mutual funds, Investment-Only mutual funds, Canadian mutual funds and 529 college savings plan assets.

[4]	Includes mutual funds sponsored by the Company which are owned by the separate accounts of the Company to support insurance and investment products sold by the Company.
Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
Net income increased primarily due to higher overall account balances attributed to the improved equity markets, and positive net flows, resulting in higher fee income, partially offset by higher trail commissions, as well as the capital infusion to the money market fund. Also contributing to the net income in 2010 is the increase in scale of the reporting segment’s businesses.

CORPORATE AND OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2010	2009	Change	2010	2009	Change
Earned premiums	$1	$(1)	NM	$—	$(1)	100%
Fee income [1]	46	61	(25%)	143	165	(13%)
Net investment income	54	84	(36%)	208	254	(18%)
Net realized capital gains (losses)	41	(63)	NM	45	(384)	NM
Other revenues	—	—	—	—	5	(100%)

Total revenues	142	81	75%	396	39	NM
Benefits, losses and loss adjustment expenses	64	123	(48%)	236	319	(26%)
Insurance operating costs and other expenses [1]	64	111	(42%)	287	312	(8%)
Interest expense	128	118	8%	380	357	6%
Goodwill impairment	—	—	—	153	32	NM

Total benefits, losses and expenses	256	352	(27%)	1,056	1,020	4%
Loss before income taxes	(114)	(271)	58%	(660)	(981)	33%
Income tax benefit	(38)	(89)	57%	(211)	(281)	25%

Net loss	$(76)	$(182)	58%	$(449)	$(700)	36%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

Three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009
The net loss in Corporate and Other decreased for the three and nine months ended September 30, 2010 primarily due to improvements in net realized capital gains (losses), partially offset by an increase in interest expense and goodwill impairments in the nine month period.
The change to net realized capital gains for the three and nine months ended September 30, 2010, from net realized capital losses for the comparable prior year periods, was due to impairments on investment securities recorded in 2009. In addition, the nine months ended September 30, 2009 included a net realized capital loss of approximately $300 as a result of the contingency payment made to Allianz due to the Company’s participation in the Capital Purchase Program.
Interest expense increased for both the three and nine months ended September 30, 2010 primarily due to the issuance of $1.1 billion of senior notes in the first quarter of 2010. For further information, see Senior Notes within Note 12 of the Notes to Condensed Consolidated Financial Statements.

PROPERTY AND CASUALTY INSURANCE PRODUCT UNDERWRITING RISK MANAGEMENT
The Hartford’s Property & Casualty Underwriting Risk Management Strategy are discussed in Part II, Item 7 MD&A in The Hartford’s 2009 Form 10-K Annual Report. The following discussion provides updates through September 30, 2010.
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
For further explanation, refer to the MD&A in The Hartford’s 2009 Form 10-K Annual Report.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty over all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2010, the maximum combined threshold for all counterparties under a single credit support provider over all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in a counterparty’s credit rating. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.
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
Investments
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities, AFS, by Credit Quality

	September 30, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$9,393	$9,556	12.0%	$7,299	$7,172	10.1%
AAA	10,911	11,158	14.0%	11,974	11,188	15.7%
AA	15,400	15,591	19.6%	14,845	13,932	19.6%
A	19,163	19,922	25.0%	19,822	18,664	26.2%
BBB	19,453	20,022	25.0%	17,886	17,071	24.0%
BB & below	4,164	3,487	4.4%	4,189	3,126	4.4%

Total fixed maturities, AFS	$78,484	$79,736	100.0%	$76,015	$71,153	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to purchases of U.S. Treasuries and investment grade corporate securities, partially offset by rating agency downgrades primarily associated with commercial real estate. Fixed maturities, FVO, are not included in the above table as of September 30, 2010. These investments include AA-rated securities within the financial services sector, as well as BBB and lower rated commercial real estate (“CRE”) collateralized debt obligations (“CDOs”). The majority of these CRE CDOs have been downgraded since purchase. For further discussion on the election of fair value option, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.
Securities by Type

	September 30, 2010					December 31, 2009
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,494	$35	$(218)	$2,311	2.9%	$2,087	$15	$(277)	$1,825	2.6%
Small business	476	1	(165)	312	0.4%	548	1	(232)	317	0.4%
Other	371	39	(24)	386	0.5%	405	20	(44)	381	0.5%
CDOs
Collateralized loan obligations (“CLOs”)	2,427	1	(240)	2,188	2.7%	2,727	—	(288)	2,439	3.5%
CREs	681	15	(327)	369	0.5%	1,319	21	(901)	439	0.6%
Other	6	—	—	6	—	8	6	—	14	—
CMBS
Agency backed [1]	439	30	—	469	0.6%	62	3	—	65	0.1%
Bonds	7,486	183	(892)	6,777	8.5%	9,600	52	(2,241)	7,411	10.4%
Interest only (“IOs”)	851	88	(25)	914	1.1%	1,074	59	(65)	1,068	1.5%
Corporate
Basic industry [2]	3,120	260	(51)	3,328	4.2%	2,642	112	(56)	2,698	3.8%
Capital goods	3,205	343	(29)	3,519	4.4%	3,085	140	(51)	3,174	4.5%
Consumer cyclical	1,934	168	(10)	2,092	2.6%	1,946	75	(45)	1,976	2.8%
Consumer non-cyclical	6,054	642	(13)	6,683	8.4%	4,737	281	(22)	4,996	7.0%
Energy	3,276	319	(14)	3,581	4.5%	3,070	163	(18)	3,215	4.5%
Financial services	8,007	378	(486)	7,899	9.9%	8,059	118	(917)	7,260	10.1%
Tech./comm.	4,186	399	(41)	4,544	5.7%	3,984	205	(75)	4,114	5.8%
Transportation	855	84	(4)	935	1.2%	698	22	(23)	697	1.0%
Utilities	6,861	633	(25)	7,469	9.4%	5,755	230	(85)	5,900	8.3%
Other [2]	870	18	(29)	801	1.0%	1,342	22	(151)	1,213	1.7%
Foreign govt./govt. agencies	1,773	162	(11)	1,924	2.4%	1,376	52	(20)	1,408	2.0%
Municipal
Taxable	1,162	35	(72)	1,125	1.4%	1,176	4	(205)	975	1.4%
Tax-exempt	11,073	561	(36)	11,598	14.5%	10,949	314	(173)	11,090	15.6%
Residential mortgage-backed securities (“RMBS”)
Agency	3,996	140	(4)	4,132	5.3%	3,383	99	(6)	3,476	4.9%
Non-agency	123	—	(5)	118	0.1%	143	—	(16)	127	0.2%
Alt-A	179	3	(25)	157	0.2%	218	—	(58)	160	0.2%
Sub-prime	1,621	13	(490)	1,144	1.4%	1,768	5	(689)	1,084	1.5%
U.S. Treasuries	4,958	75	(78)	4,955	6.2%	3,854	14	(237)	3,631	5.1%

Fixed maturities, AFS	78,484	4,625	(3,314)	79,736	100.0%	76,015	2,033	(6,895)	71,153	100.0%
Equity securities
Financial services	632	3	(134)	501		836	7	(164)	679
Other	600	73	(6)	667		497	73	(28)	542

Equity securities, AFS	1,232	76	(140)	1,168		1,333	80	(192)	1,221

Total AFS securities	$79,716	$4,701	$(3,454)	$80,904		$77,348	$2,113	$(7,087)	$72,374

Fixed maturities, FVO				$564					$—

[1]	Represents securities with pools of loans by the Small Business Administration whose issued loans are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The Company continues to rebalance its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates and, to a lesser extent, credit spread tightening. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking firms. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	September 30, 2010			December 31, 2009
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$325	$324	$(1)	$299	$290	$(9)
AA	2,117	2,169	52	1,913	1,867	(46)
A	3,993	3,872	(121)	4,510	3,987	(523)
BBB	1,955	1,800	(155)	1,664	1,379	(285)
BB & below	249	235	(14)	509	416	(93)

Total	$8,639	$8,400	$(239)	$8,895	$7,939	$(956)

The improvement in the net unrealized loss position was attributed to improved security valuations resulting from increasing confidence in this sector, as well as sales. During the third quarter, in general, financial companies continued to stabilize with improved earnings performance, positive credit trends and strengthened capital and liquidity positions. In addition, the Dodd-Frank Act was signed into law and regulators finalized the Basel III agreement in an attempt to strengthen capital standards. Despite these positive impacts, financial companies remain vulnerable to ongoing stress in the real estate markets, high unemployment and global economic uncertainty, which could potentially result in declines in the Company’s net unrealized position.
Commercial Mortgage Loans
The following tables present the Company’s exposure to commercial mortgage-backed securities (“CMBS”) bonds, CRE CDOs and CMBS IOs by current credit quality and vintage year, included in the Securities by Type table above. This sector appears to be stabilizing although security prices may be adversely impacted by pressures from commercial real estate market fundamentals, including lower rent rates and increased delinquencies. The Company continues to reduce its exposure to real estate related securities through sales. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]
September 30, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$821	$845	$146	$141	$120	$107	$46	$45	$41	$37	$1,174	$1,175
2004	523	553	27	23	59	50	50	39	12	9	671	674
2005	639	665	182	145	200	148	211	164	89	66	1,321	1,188
2006	1,091	1,084	420	349	452	413	627	521	432	307	3,022	2,674
2007	275	270	171	160	159	142	290	182	348	254	1,243	1,008
2008	—	—	—	—	55	58	—	—	—	—	55	58

Total	$3,349	$3,417	$946	$818	$1,045	$918	$1,224	$951	$922	$673	$7,486	$6,777

Credit protection		27.0%		21.9%		12.5%		13.1%		10.2%		21.0%
December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,732	$1,716	$297	$230	$150	$113	$20	$17	$11	$7	$2,210	$2,083
2004	639	626	82	52	52	34	15	7	—	—	788	719
2005	1,011	930	356	230	228	123	100	64	89	54	1,784	1,401
2006	1,945	1,636	430	275	536	247	323	132	231	83	3,465	2,373
2007	498	408	139	101	169	68	346	160	201	98	1,353	835

Total	$5,825	$5,316	$1,304	$888	$1,135	$585	$804	$380	$532	$242	$9,600	$7,411

Credit protection		26.5%		21.2%		13.1%		11.6%		8.7%		22.0%

[1]	The vintage year represents the year the pool of loans was originated.

CRE CDOs [1] [2]
September 30, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$32	$27	$12	$8	$63	$35	$126	$53	$88	$32	$321	$155
2004	—	—	6	4	35	18	38	19	24	7	103	48
2005	1	1	—	—	11	7	9	6	17	9	38	23
2006	—	—	—	—	16	9	17	13	22	18	55	40
2007	—	—	—	—	29	18	24	19	32	19	85	56
2008	—	—	—	—	8	5	11	9	24	13	43	27
2009	—	—	—	—	9	6	7	6	14	5	30	17
2010	—	—	—	—	2	1	2	1	2	1	6	3

Total AFS	$33	$28	$18	$12	$173	$99	$234	$126	$223	$104	$681	$369

Total FVO [3]		$—		$24		$60		$91		$61		$236

Credit protection		53.0%		16.1%		32.1%		23.2%		28.5%		27.5%
December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$60	$41	$30	$15	$69	$26	$165	$44	$95	$14	$419	$140
2004	19	11	70	22	37	11	27	4	23	4	176	52
2005	17	8	72	12	35	14	49	8	26	6	199	48
2006	23	13	108	33	82	28	69	22	23	12	305	108
2007	62	33	12	3	20	5	26	9	15	10	135	60
2008	22	12	—	—	5	1	15	4	13	3	55	20
2009	15	8	—	—	2	—	4	1	9	2	30	11

Total	$218	$126	$292	$85	$250	$85	$355	$92	$204	$51	$1,319	$439

Credit protection		40.0%		10.5%		25.5%		34.9%		31.6%		28.1%

[1]
The vintage year represents the year that the underlying collateral in the pool was originated. Individual CRE CDO amortized cost and fair value are allocated by the proportion of collateral within each vintage year.

[2]
For certain CRE CDOs, the collateral manager has the ability to reinvest proceeds that become available, primarily from collateral maturities. The increase in recent vintage years reflects reinvestment for these CRE CDOs.

[3]	For further discussion on the election of fair value option, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
CMBS — IOs [1]
September 30, 2010

	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$229	$254	$—	$—	$—	$—	$—	$—	$229	$254
2004	166	190	—	—	—	—	—	—	166	190
2005	237	255	—	—	1	1	—	—	238	256
2006	122	116	—	—	—	—	—	—	122	116
2007	96	98	—	—	—	—	—	—	96	98

Total	$850	$913	$—	$—	$1	$1	$—	$—	$851	$914

December 31, 2009

	AAA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$331	$352	$—	$—	$—	$—	$—	$—	$331	$352
2004	207	217	—	—	—	—	—	—	207	217
2005	284	275	—	—	1	2	—	—	285	277
2006	137	120	3	1	—	—	1	2	141	123
2007	110	99	—	—	—	—	—	—	110	99

Total	$1,069	$1,063	$3	$1	$1	$2	$1	$2	$1,074	$1,068

[1]	The vintage year represents the year the pool of loans was originated.

In addition to CMBS, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings. In general, the commercial real estate market appears to be stabilizing, although recovery is expected to be slow.
Commercial Mortgage Loans

	September 30, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Whole loans	$3,443	$(29)	$3,414	$3,319	$(40)	$3,279
A-Note participations	354	—	354	391	—	391
B-Note participations	328	(71)	257	701	(176)	525
Mezzanine loans	196	(39)	157	1,081	(142)	939

Total [2]	$4,321	$(139)	$4,182	$5,492	$(358)	$5,134

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes agricultural and residential mortgage loans. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Since December 31, 2009, the Company significantly reduced its exposure to B-Note participations and mezzanine loans primarily through sales and as of September 30, 2010, the Company has identified an additional $11 of carrying value as held-for-sale, with valuation allowances of $5. These loans are included in the table above.
At origination, the weighted average loan-to-value (“LTV”) ratio of the Company’s commercial mortgage loan portfolio was approximately 64%. As of September 30, 2010, the current weighted average LTV ratio was approximately 78%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated periodically through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.2 billion and $12.7 billion, respectively, as of September 30, 2010 and $12.1 billion and $12.1 billion, respectively, as of December 31, 2009. The Company’s municipal bond portfolio is diversified across the United States and primarily consists of essential service revenue and general obligation bonds. In the third quarter, purchases in this sector were concentrated in essential service revenue bonds and general obligation bonds with an average credit quality rating of AA+, partially offset by sales of lower quality bonds which were primarily insured bonds in California, Illinois and Florida. As of September 30, 2010, the largest concentrations were in California, Georgia and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. As of December 31, 2009, the largest concentrations were in California, Georgia and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. Certain of the Company’s municipal bonds contained third-party insurance for the payment of principal and interest in the event of an issuer default.
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

	September 30, 2010		December 31, 2009
	Carrying Value	Percent	Carrying Value	Percent
Hedge funds	$432	23.7%	$596	33.3%
Mortgage and real estate funds	327	18.0%	302	16.9%
Mezzanine debt funds	141	7.8%	133	7.4%
Private equity and other funds	919	50.5%	759	42.4%

Total	$1,819	100.0%	$1,790	100.0%

The decline in hedge funds since December 31, 2009 was primarily attributable to redemptions, while private equity and other funds increased primarily due to market value appreciation.

Available-for-Sale Securities — Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2010 and that these securities have sufficient expected future cash flows to recover the entire amortized cost basis, are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.
Most of the securities depressed over 20% for greater than nine months are structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. These securities have a weighted average current rating of BBB+. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment analysis. The Company’s best estimate of future cash flows utilized in its impairment analysis involves both macroeconomic and security specific assumptions that may differ based on security type, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates and property value declines. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
The same market conditions noted above also apply to AFS securities depressed over 50% for greater than twelve months, which consist primarily of structured securities with exposure to commercial and residential real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments, and accordingly the Company has concluded that no credit impairment exists on these securities. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
For the CMBS and CRE CDOs which are included in the AFS securities depressed over 50% for greater than twelve months, current market pricing reflects market illiquidity and higher risk premiums. The illiquidity and risk premiums are the result of the underlying collateral performance to date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms macroeconomic and collateral assumptions in the future, loss severities may be significant as a result of the structure of the security. In addition, the majority of these securities have a floating-rate coupon referenced to a market index such as LIBOR. When the reference rate declines, the valuation of the respective security may also decline. LIBOR rates have declined substantially after these CMBS and CRE CDOs were purchased. For further information regarding the Company’s security valuation process, see Note 4 of the Notes to Condensed Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 5 of the Notes to Condensed Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	September 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	377	$2,758	$2,691	$(67)	1,237	$11,197	$10,838	$(359)
Greater than three to six months	283	724	676	(47)	105	317	289	(28)
Greater than six to nine months	83	309	290	(20)	311	2,940	2,429	(511)
Greater than nine to twelve months	97	760	677	(77)	134	2,054	1,674	(380)
Greater than twelve months	1,357	17,754	14,458	(3,243)	2,020	22,445	16,636	(5,809)

Total	2,197	$22,305	$18,792	$(3,454)	3,807	$38,953	$31,866	$(7,087)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	September 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	57	$184	$138	$(46)	161	$951	$672	$(279)
Greater than three to six months	64	359	264	(94)	51	55	38	(17)
Greater than six to nine months	18	81	60	(20)	159	2,046	1,397	(649)
Greater than nine to twelve months	35	205	146	(59)	86	1,398	913	(485)
Greater than twelve months	479	5,394	3,340	(2,051)	715	8,146	4,228	(3,918)

Total	653	$6,223	$3,948	$(2,270)	1,172	$12,596	$7,248	$(5,348)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	September 30, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	12	$44	$19	$(25)	62	$169	$61	$(108)
Greater than three to six months	17	74	32	(42)	28	5	2	(3)
Greater than six to nine months	—	—	—	—	54	190	74	(116)
Greater than nine to twelve months	10	13	5	(8)	58	592	210	(382)
Greater than twelve months	122	1,029	347	(682)	220	2,553	735	(1,818)

Total	161	$1,160	$403	$(757)	422	$3,509	$1,082	$(2,427)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
ABS	$—	$42	$5	$51
CDOs
CREs	49	199	142	304
Other	—	26	—	28
CMBS
Bonds	44	132	155	202
IOs	1	—	2	25
Corporate	15	43	21	163
Equity	—	28	5	121
Municipal	1	1	1	18
RMBS
Non-agency	1	2	2	3
Alt-A	1	28	10	29
Sub-prime	3	35	32	128
U.S. Treasuries	—	—	—	2

Total	$115	$536	$375	$1,074

Three and nine months ended September 30, 2010
For the three and nine months ended September 30, 2010, impairments recognized in earnings were comprised of credit impairments of $71 and $326, respectively, impairments on equity securities of $0 and $5, respectively, and impairments on debt securities for which the Company intends to sel1 of $44 and $44, respectively.

Credit impairments were primarily concentrated in structured securities associated with commercial and residential real estate which were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. Those assumptions included CMBS peak-to-trough property value declines, on average, of 37% and RMBS peak-to-trough property value declines, on average, of 35%. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and nine months ended September 30, 2010 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s loan-by-loan collateral review.
The loan-by-loan collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected rental rates and occupancy levels that varied based on property type and sub-market. The results of the loan by loan collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment. The results of cash flow modeling utilized by the Company result in cumulative collateral loss rates that vary by vintage year. For the 2007 vintage year, the Company’s cash flow modeling resulted in cumulative collateral loss rates for CMBS and sub-prime RMBS of approximately 12% and 44%, respectively.
Impairments on securities for which the Company has the intent to sell were primarily CMBS where market pricing continues to improve and the Company would like the ability to reduce its exposure to certain variable-rate CMBS.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $31 and $403, respectively, for the three and nine months ended September 30, 2010, predominantly concentrated in RMBS and CRE CDOs. These non-credit impairment represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, changes in assumptions used and property performance below current expectations.
Three and nine months ended September 30, 2009
For the three and nine months ended September 30, 2009, the Company recognized $536 and $1.1 billion, respectively, of impairments recognized in earnings. Of these losses, $495 and $840, respectively, represented credit impairments primarily concentrated in CRE CDOs, CMBS bonds and below prime RMBS. Also included were impairments on equity securities of $28 and $121, respectively, largely related to below investment grade hybrid securities, as well as debt securities for which the Company intended to sell of $13 and $113, respectively, mainly comprised of corporate financial services securities.
Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Credit-related concerns	$4	$45	$72	$198
Held for sale
B-note participations	—	—	22	—
Mezzanine loans	—	—	52	—
Agricultural loans	—	—	10	—
Residential	3	—	3	—

Total	$7	$45	$159	$198

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments, while asset/liability management is the responsibility of a dedicated risk management unit supporting the Company’s insurance operations. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
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
In addition, management evaluates performance of certain life insurance products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Global Annuity, Life Insurance, and Retirement Plans sections of the MD&A.
As interest rates decline, certain mortgage-backed securities are more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging costs associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense, higher ultimate claim costs on our living benefit guarantee programs, particularly in Japan, and possibly reduced profit margins associated with guaranteed crediting rates on certain life insurance products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Company’s life insurance products in Japan and U.K., and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese and U.K. variable annuities, and a yen denominated individual fixed annuity product. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
For further information on foreign currency exchange risk, see Foreign Currency Exchange Risk within the Capital Markets Risk Management section of the MD&A included in The Hartford’s 2009 Annual Report on Form 10-K, as well as Variable Product Equity Risk discussion below.
Variable Product Equity Risk
The Company’s variable products are significantly influenced by the U.S., Japanese, and other global equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuity contracts, mutual funds, and variable life insurance.
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

•
decrease the Company’s estimated future gross profits. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts within the Critical Accounting Estimates section of the MD&A for further information.

Generally, increases in equity markets will reduce the value of derivative assets used to provide a macro hedge on statutory surplus, resulting in realized capital losses during periods of market appreciation.
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a small portion of Japan’s variable annuities, include a GMWB rider. In the second quarter of 2009, the Company suspended all new sales in the U.K. and Japan. The Company’s new variable annuity product, launched in the U.S. in October 2009 does not offer a GMWB. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. As of September 30, 2010, U.S. GMWB account value was $43.5 billion and International GMWB account value was $2.5 billion. As of December 31, 2009, U.S. GMWB account value was $45.5 billion and International GMWB account value was $2.7 billion. A GMWB contract is “in the money” if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of September 30, 2010 and December 31, 2009, 46% and 48%, respectively, of all unreinsured U.S. GMWB contracts were “in the money”. For U.S. GMWB contracts that were “in the money”, the Company’s net amount at risk (i.e. GRB less account value), after reinsurance, as of September 30, 2010 and December 31, 2009, was $1.9 billion and $2.6 billion, respectively. For U.K. and Japan GMWB contracts that were “in the money”, the Company’s net amount at risk, after reinsurance, as of September 30, 2010 and December 31, 2009, was $0.1 billion and $0.1 billion, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than $2.0 billion. For additional information on the Company’s GMWB liability, see Note 4a of the Notes to Condensed Consolidated Financial Statements.

GMDB and GMIB
The majority of the Company’s U.S. variable annuity contracts include a GMDB rider. Declines in the equity markets will increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of September 30, 2010 and December 31, 2009 is $15.1 billion and $18.4 billion, respectively. However, the Company will incur these payments in the future only if the policyholder has an “in the money” GMDB at their death. As of September 30, 2010 and December 31, 2009, 68% and 72%, respectively, of all unreinsured U.S. GMDB contracts were “in the money”. The Company reinsured 55% and 53% of these death benefit guarantees as of September 30, 2010 and December 31, 2009, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance), is $6.8 billion and $8.5 billion, as of September 30, 2010 and December 31, 2009, respectively.
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with both a GMDB and a GMIB. For the in-force block of Japan business, declines in equity markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar, the euro and other currencies will increase the Company’s liability for GMDB and GMIB riders. This increase may be significant in extreme market scenarios. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB and GMIB offered in Japan is $8.6 billion and $6.3 billion as of September 30, 2010 and December 31, 2009, respectively. In general, the GMDB riders entitle the policyholder to receive the original investment value at the date of death. For GMIB contracts, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth anniversary of contract commencement. As a result, a small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. For GMIB contracts, the policyholder is entitled to receive the original investment value over a 10- to 15-year annuitization period, even if the policyholder’s account value is lower than the original investment value at the date of annuitization. In addition, upon annuitization the contractholder surrenders access to the account value. If the original investment value exceeds the account value upon annuitization or death then the contract is “in the money”. As of September 30, 2010 and December 31, 2009, 98% and 98%, respectively, of all unreinsured Japan GMDB and GMIB contracts were “in the money”. The Company reinsured 16% and 17% of the GMDB to a third party reinsurer as of September 30, 2010 and December 31, 2009, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance) is $7.2 billion and $5.2 billion as of September 30, 2010 and December 31, 2009, respectively. In addition, as of September 30, 2010, 60% of account value and 54% of retained net amount at risk is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMDB and GMIB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Variable Product Equity Risk Management
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

Risk Management
The Company carefully analyzes market risk exposures arising from: GMDB, GMWB, GMIB, GMAB; equity market, interest rate risks, implied volatility, foreign currency exchange risk, and correlation between these market risk exposures. The Company evaluates these risks both individually and in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings and statutory surplus. The Company manages the equity market, interest rate, implied volatility and foreign currency exchange risks embedded in its products through reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. In addition, the Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force policies, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees has and may continue to result in a decline in market share.
The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures, displayed above, by variable annuity guarantee as of September 30, 2010:

Variable Annuity Guarantee	Reinsurance	Customized Derivative	Dynamic Hedging [1]	Macro Hedging [2]

GMDB	✓			✓

GMWB	✓	✓	✓	✓

For Life Component of GMWB				✓

GMIB				✓

GMAB				✓

[1]
Through the third quarter of 2010, the Company continued to maintain a reduced level of dynamic hedge protection on GMWB while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

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
Dynamic Hedging
The Company’s dynamic hedging program uses derivative instruments to provide protection against the risks associated with the GMWB variable annuity product guarantees including equity market declines, equity implied volatility, and declines in interest rates (See Market Risk on Statutory Capital below). The Company uses hedging instruments including: interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. During the first quarter and early in the second quarter of 2010, the Company added additional volatility protection. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.

Macro Hedging
The Company’s macro hedging program uses derivative instruments such as options, futures, and forwards on equities, interest rates, and currencies to provide protection against the statutory tail scenario risk arising from U.S., U.K. and Japan GMWB, GMDB, GMIB and GMAB liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). During the third quarter, the Company increased its equity macro hedge coverage and currency protection. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Based on the construction of the Company’s derivative hedging program (both dynamic and macro hedge), which can change based on capital market conditions, notional amounts and other factors, an independent change in the following capital market factors is likely to have the following impacts. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Additionally, since duration varies by hedging strategy due to the impact of non parallel shifts in capital market factors, and since the Company continues to maintain a reduced level of dynamic hedging protection, U.S. GAAP volatility will increase. Each of the sensitivities set forth below is estimated individually under the indicated level of market movement and from the market levels at June 30, 2010 and September 30, 2010, and without consideration of any correlation among the key assumptions. Therefore, it would be inappropriate to take each of the sensitivities below and assume different levels of market movement, or add them together in an attempt to estimate the volatility in our variable annuity hedging program. In addition, there are other factors, including changes to the underlying hedging program, policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the GMWB liability. As a result, actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Net Impact on Net GMWB Liability
and Hedging Program
Pre-Tax/DAC Gain (Loss)
	Expected for third quarter	Expected for fourth quarter
Capital Market Factor	based on June 30, 2010	based on September 30, 2010
Equity markets increase / decrease 1% [1] [2]	$(17) / 17	$(34) / 34
Volatility increases / decreases 1% [3]	(22) / 22	(25) / 25
Interest rates increase / decrease 1 basis point [4]	3 / (3)	1 / (1)
Yen strengthens / weakens 1% versus all other currencies [5]	17 / (17)	44 / (44)

[1]	Represents the aggregate net impact of a 1% increase or decrease in broadly traded global equity indices.

[2]	Due to the structure of the macro hedge program, the increase in equity sensitivity was primarily due to additional purchases of equity macro hedges during the third quarter of 2010.

[3]	Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations for broadly traded global equity indices.

[4]
Represents the aggregate net impact of a 1 basis point parallel shift on the global LIBOR yield curve. The decrease in interest rate sensitivity was primarily due to lower liability interest rate sensitivity from favorable policyholder behavior assumption updates.

[5]
Represents the aggregate net impact of a 1% strengthening or weakening in the yen compared to all other currencies. Due to the structure of the macro hedge program, the increase in currency sensitivity was primarily due to additional purchases of currency protection and a strengthened yen during the quarter. A significant portion of our currency protection expires early in the first quarter of 2011.

During the quarter ended September 30, 2010, the Company incurred a net realized pre-tax loss of $273 on GMWB liabilities, net of reinsurance and the dynamic and macro hedging programs, driven primarily by decreases in interest rates of approximately 43 basis points and increases in U.S. equity markets of approximately 11%, partially offset by decreases in volatility of approximately 4%, a strengthened yen of approximately 5% against USD, favorable assumption updates, and underlying fund performance relative to the hedge indices. The table below provides a predicted pre-tax net realized loss calculated using the Company’s sensitivities expected for the third quarter disclosed above, as compared to the actual net changes:

Predicted Earnings Impact
Three Months Ended
GMWB Net Liability and Dynamic and Global Macro Programs	September 30, 2010
Equity markets increased approximately 11%	$(187)
Volatility decreased approximately 4%	88
Interest rates decreased approximately 43 basis points	(129)
Yen strengthened approximately 5% against USD and weakened 5% against euro	—

Total implied pre-tax net realized loss [1]	$(228)

Actual reported pre-tax net realized loss [1]	$(273)

[1]
The difference between actual reported result and the implied pre-tax net realized gain/(loss) represents the aggregate net impact of the following factors: (i) non-parallel shifts in capital market factors, (ii) shifts that are not equal in size to those assumed in the calculation of the sensitivities or available information is not sufficiently detailed enough to determine the impacts, and (iii) other factors, including policyholder behavior, variation in underlying fund performance relative to the hedged indices, changes in the Hartford’s own credit, policyholder behavior assumption updates, additional purchases of equity and currency macro hedges during the 3rd Quarter 2010, the impact of elapsed time on macro hedge assets, and changes in Non-U.S. GMWB fair value liabilities. This difference may vary materially from quarter-to-quarter.

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

•
Similarly, for guaranteed benefits (GMDB and GMIB) reinsured from our Japanese operations to our U.S. insurance subsidiaries, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin can be materially affected by a variety of factors, both market and non-market. Market factors include declines in various equity market indices and interest rates, changes in value of the yen versus other global currencies, difference in the performance of variable subaccounts relative to indices, and increases in realized equity, interest rate, and currency volatilities. Non-market factors include actual and estimated policyholder behavior experience as it pertains to lapsation, withdrawals, mortality, and annuitization. Risk mitigation activities, such as hedging, may also result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can increase or decrease at a greater than linear rate.

•	As the value of certain fixed-income and equity securities in our investment portfolio decreases, due in part to credit spread widening, statutory surplus and RBC ratios may decrease.
•	As the value of certain derivative instruments that do not get hedge accounting decreases, statutory surplus and RBC ratios may decrease.
•
The life insurance subsidiaries’ exposure to foreign currency exchange risk exists with respect to non-U.S. dollar denominated assets and liabilities. Assets and liabilities denominated in foreign currencies are accounted for at their U.S. dollar equivalent values using exchange rates at the balance sheet date. As foreign currency exchange rates vary in comparison to the U.S. dollar, the remeasured value of those non-dollar denominated assets or liabilities will also vary, causing an increase or decrease to statutory surplus.

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we have experienced, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

•
With respect to our fixed annuity business, sustained low interest rates may result in a reduction in statutory surplus and an increase in National Association of Insurance Commissioners (“NAIC”) required capital.

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
Further downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, further downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, further downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, The Hartford’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.

CAPITAL RESOURCES AND LIQUIDITY
The following section discusses the overall financial strength of The Hartford and its insurance operations including their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (Holding Company)
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $2.1 billion at September 30, 2010, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $500, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $90, and preferred stock dividends of approximately $42.
Debt
On June 15, 2010, The Hartford repaid its $275, 7.9% senior notes at maturity with funds from its capital raise in the first quarter of 2010.
On March 23, 2010, The Hartford issued $1.1 billion aggregate principal amount of its senior notes. The issuance consisted of $300 of 4.0% senior notes due March 30, 2015, $500 of 5.5% senior notes due March 30, 2020 and $300 of 6.625% senior notes due March 30, 2040. The senior notes bear interest at their respective rate, payable semi-annually in arrears on March 30 and September 30 of each year, beginning September 30, 2010. The issuance was made pursuant to the Company’s shelf registration statement (Registration No. 333-142044). The Hartford used approximately $425 of the net proceeds from the debt issuances to repurchase the Series E Preferred Stock issued to the U.S. Treasury as a part of its participation in the Capital Purchase Program, $275 to repay senior notes at maturity in 2010, and intends to use the remaining proceeds to repay senior notes at maturity in 2011. For further discussion on the repurchase of the Series E Preferred Stock see the Capital Purchase Program discussion below.
For additional information regarding debt, see Notes 12 and 14 of the Notes to Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report.
Preferred Stock Issuance
On March 23, 2010, The Hartford issued 23 million depositary shares, each representing 1/40th interest in the Series F Preferred Stock, at a price of $25 per depositary share and received net proceeds of $556 under the program. The Hartford used the net proceeds from the preferred stock issuance to repurchase the Series E Preferred Stock issued to the U.S. Treasury as a part of its participation in the Capital Purchase Program. For further discussion on the repurchase of the Series E Preferred Stock see the Capital Purchase Program discussion below.
Common Stock Issuance
On March 23, 2010, The Hartford issued approximately 59.6 million shares of common stock at a price to the public of $27.75 per share and received net proceeds of $1.6 billion. The Hartford used the net proceeds from the common stock issuance to repurchase the Series E Preferred Stock issued to the U.S. Treasury as a part of its participation in the Capital Purchase Program. For further discussion on the repurchase of the Series E Preferred Stock see the Capital Purchase Program discussion below.
Preferred and Common Stock Dividends
On October 21, 2010, The Hartford’s Board of Directors declared a quarterly dividend of $0.05 per common share payable on January 3, 2011 to common shareholders of record as of December 1, 2010 and a dividend of $18.125 on each share of Series F preferred stock payable on January 3, 2011 to shareholders of record as of December 15, 2010.
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

Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2010 without prior approval from the applicable insurance commissioner. Statutory dividends from the Company’s life insurance subsidiaries in 2010 require prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2010. For the nine months ended September 30, 2010, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries. For the nine months ended September 30, 2010, HFSG Holding Company received $822 in dividends from its property-casualty insurance subsidiaries.
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
Capital Purchase Program
On March 31, 2010, the Company repurchased all 3.4 million shares of Series E Preferred Stock issued to the U.S. Department of the Treasury (the “Treasury”) for an aggregate purchase price of $3.4 billion. The Hartford used approximately $425 of the net proceeds from the debt issuance, $1.6 billion from the common stock issuance, $556 from the preferred stock issuance together with available funds at the HFSG Holding Company to repurchase the Series E Preferred Stock. The Company recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the preferred stock.
On September 27, 2010, the Treasury sold its warrants to purchase approximately 52 million shares of The Hartford’s common stock in a secondary public offering for net proceeds of approximately $706. The Hartford did not receive any proceeds from this sale. The warrants are exercisable, in whole or in part, at any time and from time to time until June 26, 2019 at an initial exercise price of $9.79. The exercise price will be paid by the withholding by The Hartford of a number of shares of common stock issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of The Hartford’s common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent. The Hartford did not purchase any of the warrants sold by the Treasury.
During the Company’s participation in the Capital Purchase Program (“CPP”), the Company was subject to numerous additional regulations, including restrictions on the ability to increase the common stock dividend, limitations on the compensation arrangements for senior executives and additional corporate governance standards. As a result of the redemption of Series E Preferred Stock, the Company is no longer subject to these regulations other than certain reporting and certification obligations to U.S. regulatory agencies.
Shelf Registrations
On August 4, 2010, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-168532) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the shelf.
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

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of September 30, 2010, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012, which excludes a $100 commitment from an affiliate of Lehman Brothers. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At September 30, 2010, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $22.4 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At September 30, 2010, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 18%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of September 30, 2010, the Company was in compliance with all such covenants.
The Hartford’s Japan operations also maintain a line of credit in the amount of $60, or ¥5 billion, which expires January 4, 2011 in support of the subsidiary operations.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2010, is $429. Of this $429, the legal entities have posted collateral of $415 in the normal course of business. Based on derivative market values as of September 30, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $24 to be posted as collateral. Based on derivative market values as of September 30, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $44 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of September 30, 2010
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1 [1]	$14,999	$508

[1]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.9 billion and a fair value of $214, for which the Company has a contractual right to make a collateral payment in the amount of approximately $55 to prevent its termination.

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
The Company’s insurance subsidiaries hold fixed maturity securities AFS and FVO, short-term investments (securities with maturities of one year or less at the time of purchase) and cash, as depicted below, to meet liquidity needs.

As of
September 30,
2010
Fixed maturities [1]	$80,029
Short-term investments	7,627
Cash	1,704
Less: Derivative collateral	(2,230)
Cash associated with Japan variable annuities	(680)

Total	$86,450

[1]	Includes $4.7 billion of U.S. Treasuries.
For property & casualty insurance subsidiaries, liquidity requirements that are unable to be funded by short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.

For life insurance subsidiaries, capital resources available to fund liquidity, upon contractholder surrender, are a function of the legal entity in which the liquidity requirement resides. The following table presents general account contractholder obligations of the Company’s life insurance subsidiaries.

As of
September 30,
Contractholder Obligations	2010
Total contractholder obligations	$251,635
Less: Separate account assets [1]	(154,219)
International statutory separate accounts [1]	(32,470)

General account contractholder obligations	$64,946

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$30,737
U.S. fixed MVA annuities [3]	10,655
International fixed MVA annuities	2,703
Guaranteed investment contracts (“GIC”) [4]	1,000
Other [5]	19,851

General account contractholder obligations	$64,946

[1]
In the event customers elect to surrender separate account assets or international statutory separate accounts, the proceeds from the sale of the assets will be used to fund the surrender, and the liquidity position will not be impacted. In many instances, a percentage of the surrender amount will be received as compensation for early surrender (surrender charge), increasing the liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease the obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on liquidity requirements.

[3]
Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract must be maintained. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, additional capital is required to be contributed to the statutory separate account. These required contributions will be funded with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on liquidity requirements.

[4]
GICs are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment reflects changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit liquidity requirements in the event of a surrender.

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Global Annuity’s U.S. variable annuities, Life Insurance’s variable and universal life contracts, and Retirement Plans’ annuities may be funded through operating cash flows, available short-term investments, or the Company may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, the Company may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Consolidated Liquidity Position
The following table summarizes the liquidity available to The Hartford:

As of
September 30,
2010
Short-term investments	$9,517
U.S. Treasuries	4,955
Cash	1,707
Less: Derivative collateral	(2,230)
Cash associated with Japan variable annuities	(680)

Total available liquidity [1]	$13,269

[1]	Includes Corporate and Other.
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

Capitalization
The capital structure of The Hartford as of September 30, 2010 and December 31, 2009 consisted of debt and stockholders’ equity, summarized as follows:

	September 30,	December 31,
	2010	2009	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$—	$343	(100)%
Long-term debt	6,603	5,496	20%

Total debt [1]	6,603	5,839	13%
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	20,715	21,177	(2)%
AOCI, net of tax	194	(3,312)	NM

Total stockholders’ equity	$20,909	$17,865	17%
Total capitalization including AOCI	$27,512	$23,704	16%

Debt to stockholders’ equity	32%	33%
Debt to capitalization	24%	25%

[1]
Total debt of the Company excludes $384 and $1.1 billion of consumer notes as of September 30, 2010 and December 31, 2009, respectively, and $60 and $78 of Federal Home Loan Bank advances recorded in other liabilities as of September 30, 2010 and December 31, 2009, respectively.

The Hartford’s total capitalization increased $3.8 billion, or 16%, from December 31, 2009 to September 30, 2010 primarily due to the following:

Total debt
•    Total debt increased primarily due to the issuance of $1.1 billion in senior notes in March 2010 partially offset by the repayment of $275 in senior notes in June 2010 and payment of capital lease obligations in January 2010.

AOCI, net of tax
•    AOCI, net of tax, improved primarily due to increases in net unrealized available-for-sale securities of $2.9 billion primarily as a result of improved security valuations due to declining interest rates and an increase of $308 in cash flow hedging instruments.

Partially offsetting these increases was a decrease in stockholders’ equity, excluding AOCI, which decreased primarily due to the redemption of $3.4 billion in preferred stock issued to the U.S. Treasury offset by issuance of common shares under public offering of $1.6 billion, issuance of mandatory convertible preferred stock of $556 and net income of $1,061. See Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information on the redemption of the preferred stock and issuances of stock in 2010.
For additional information on debt, equity and AOCI, see Notes 14, 15 and 16, respectively, of the Notes to Consolidated Financial Statements in The Hartford’s 2009 Form 10-K Annual Report.
Cash Flows

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$2,245	$2,745
Net cash used for investing activities	$(286)	$(3,821)
Net cash provided by (used for) financing activities	$(2,395)	$1,692
Cash — end of period	$1,707	$2,417
The decrease in cash from operating activities compared to the prior year period was primarily the result of tax refunds of $392 received in 2009 compared to tax payments of $249 in 2010. Additionally, operating activities in 2010 decreased due to lower written premiums.
Cash used for investing activities in 2010 primarily relates to $2.1 billion of net purchases of available-for-sale securities partially offset by $1.2 billion of net proceeds from sales of mortgage loans and net receipts on derivatives of $504. Cash used for investing activity in 2009 consisted of net outflows of $2.8 billion from changes in payables on securities lending and $927 of net purchases of available-for-sale securities and net payments on derivatives of $298 partially offset by $231 of net proceeds from sales of mortgage loans.
Cash from financing activities decreased primarily due to the redemption of preferred stock issued to the U.S. Treasury of $3.4 billion, repayments of consumer notes of $752 in 2010, repayment of $275 in senior notes in June 2010 and net outflows on investment and universal life-type contracts in 2010. Partially offsetting the decreases were proceeds from the issuance of $1.1 billion in aggregate senior notes, issuance of common stock under a public offering of $1.6 billion and issuance of mandatory convertible preferred stock of $556.
Operating cash flows for the nine months ended September 30, 2010 and 2009 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of October 27, 2010.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2009 and June 30, 2010 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2010 is an estimate, as the third quarter 2010 statutory filings have not yet been made.

	September 30,	June 30,	December 31,
	2010	2010	2009
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,557	$7,141	$7,324
Property and casualty insurance subsidiaries	7,690	7,388	7,364

Total	$15,247	$14,529	$14,688

For the three months ended September 30, 2010, total statutory capital and surplus increased primarily due to $323 of statutory net income in our property and casualty insurance subsidiaries and $805 of statutory net income in our U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries. Offsetting statutory net income were other surplus charges.
For the nine months ended September 30, 2010, total statutory capital and surplus increased primarily due to $1.1 billion of statutory net income in our property and casualty insurance subsidiaries. The net income in our property and casualty insurance subsidiaries was offset by $954 of statutory net losses in our U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries. In addition, there were other surplus benefits which increased total statutory capital and surplus.
The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $1.1 billion and $1.3 billion as of September 30, 2010 and December 31, 2009, respectively. However, under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion and $1.1 billion as of September 30, 2010 and December 31, 2009, respectively.

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
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. If we are designated as a systemically important institution, we will be subject to heightened prudential standards imposed by The Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly resolution of systemically important institutions in the event one or more such institutions fails. The Dodd-Frank Act creates a new resolution authority for systemically important institutions. Although insurance companies will not be subject to the special liquidation procedures in the Dodd-Frank Act, it contains back-up authority for the FDIC to force insurance companies into liquidation under state law if their state regulators fail to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.
A number of provisions of the Dodd-Frank Act affect us solely due to our status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will assume regulatory authority over our holding company, and our thrift subsidiary, Federal Trust Bank, will be regulated by the Officer of the Controller of the Currency (“OCC”). The Dodd-Frank Act may also restrict us as a savings and loan holding company or systemically important institution from sponsoring and investing in private equity and hedge funds, which will limit our discretion in managing our general account. In addition, the Dodd-Frank Act prohibits proprietary trading by any entity in our holding company structure that is not a licensed insurance company. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like us, control insured depository institutions.
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

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2009 Form 10-K Annual Report and Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2010.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
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
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our wealth management businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. The decline in equity markets over the last several years has significantly reduced assets under management and related fee income during that period. In addition, certain of our products offer guaranteed benefits which increase our potential obligation and statutory capital exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six-to-twelve month time period, certain of our wealth management businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. In a declining rate environment, due to the long-term nature of the liabilities associated with certain of our life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks, increased hedging costs, spread compression and capital volatility. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted, or MVA, annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

Our primary foreign currency exchange risks are related to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, our yen-denominated individual fixed annuity product, and certain guaranteed benefits associated with the Japan and U.K. variable annuities. These risks relate to potential decreases in value and income resulting from a strengthening or weakening in foreign exchange rates versus the U.S. dollar. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated annuity products. In comparison, certain of our annuity products offer guaranteed benefits which could substantially increase our exposure to pay yen denominated obligations should the yen strengthen versus other currencies, generating losses and statutory surplus strain. Correspondingly, a strengthening of the U.S. dollar compared to other currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. The recent deterioration in the global real estate market, as evidenced by increases in property vacancy rates, delinquencies and foreclosures, has negatively impacted property values and sources of refinancing resulting in market illiquidity and risk premiums that reflect the current uncertainty in the real estate market. Should these trends continue, further reductions in net investment income associated with real estate partnerships, impairments of real estate backed securities and increases in our valuation allowance for mortgage loans may result.
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
We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners, or the NAIC. Insurance regulators have established regulations that provide minimum capitalization requirements based on RBC formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. The RBC formula for property and casualty companies adjusts statutory surplus levels for certain underwriting, asset, credit and off-balance sheet risks.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, as well as changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase resulting in lower RBC ratios. Due to all of these factors, projecting statutory capital and the related RBC ratios is complex. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be further downgraded by one or more rating agencies.

As a savings and loan holding company and former recipient of federal assistance, we remain subject to certain restrictions, oversight and costs that could materially affect our business, results and prospects.
We are a savings and loan holding company by virtue of our ownership of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift, the acquisition of which was a condition to our participation in the CPP. As a savings and loan holding company, we are subject to various restrictions, oversight and costs and other potential consequences that could materially affect our business, results and prospects, including the following:
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
Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions and other natural or man-made disasters. We also face substantial exposure to losses resulting from acts of terrorism, disease pandemics and political instability. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. Starting in 2004 and 2005, third-party catastrophe loss models for hurricane loss events have incorporated medium-term forecasts of increased hurricane frequency and severity — reflecting the potential influence of multi-decadal climate patterns within the Atlantic. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the frequency and severity of certain natural catastrophe losses across various geographic regions. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. Our life insurance companies’ operations are also exposed to risk of loss from catastrophes. For example, natural or man-made disasters or a disease pandemic such as could arise from avian flu, could significantly increase our mortality and morbidity experience. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs
				(in millions)

July 1, 2010 – July 31, 2010	—	$—	—	$807
August 1, 2010 – August 31, 2010	5,969	$23.41	—	$807
September 1, 2010 – September 30, 2010	—	$—	—	$807

Total	5,969	$23.41	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
Item 6. EXHIBITS
See Exhibits Index on page 132.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)
Date: November 2, 2010	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
3.01
Amended and Restated By-Laws of The Hartford Financial Services Group, Inc., amended effective October 21, 2010 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed October 27, 2010).

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

[1]
Includes the following materials contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language) (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Changes in Equity, (iv) the Condensed Consolidated Statements of Comprehensive Income, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, which is tagged as blocks of text.