Form 10-K
period 2010-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2011-02-25
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Common Stock, par value $0.01 per share
Depositary shares, representing interests in 7.25% Mandatory Convertible Preferred Stock, Series F, par value $0.01 per share
Warrants (expiring June 26, 2019)
6.10% Notes due October 1, 2041
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $9.8 billion, based on the closing price of $22.13 per share of the Common Stock on the New York Stock Exchange on June 30, 2010.
As of February 18, 2011, there were outstanding 444,734,147 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Item	Description	Page

	Part I

1.	Business	5

1A.	Risk Factors	13

1B.	Unresolved Staff Comments	25

2.	Properties	25

3.	Legal Proceedings	25

4.	(Removed and Reserved)	27

	Part II

5.	Market for The Hartford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

6.	Selected Financial Data	29

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

7A.	Quantitative and Qualitative Disclosures About Market Risk	121

8.	Financial Statements and Supplementary Data	121

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	121

9A.	Controls and Procedures	121

9B.	Other Information	123

	Part III

10.	Directors, Executive Officers and Corporate Governance of The Hartford	124

11.	Executive Compensation	126

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	126

13.	Certain Relationships and Related Transactions, and Director Independence	128

14.	Principal Accounting Fees and Services	128

	Part IV

15.	Exhibits, Financial Statement Schedules	128

	Signatures	II-1

	Exhibits Index	II-2

Exhibit 10.07
Exhibit 10.08
Exhibit 10.09
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.27
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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors. These important risks and uncertainties include:
•
uncertainties related to the Company’s current operating environment, which reflects constrained capital and credit markets and uncertainty about the timing and strength of an economic recovery, and whether management’s efforts to identify and address these risks will be timely and effective;

•	risks associated with our continued execution of steps to realign our business and reposition our investment portfolio, including the potential need to take other actions;
•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, and implied volatility levels, as well as uncertainty in key sectors such as the global real estate market, that continued to pressure our results in 2010;

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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims;
•	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses and cost and availability of reinsurance;
•
weather and other natural physical events, including the severity and frequency of storms, hail, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;
•	the possibility of unfavorable loss development;
•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•
the restrictions, oversight, costs and other consequences of being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (the “OTS”), and in the future, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), The Federal Reserve as the Company’s regulator and the Office of the Controller of the Currency as regulator of Federal Trust Bank;

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
Any forward-looking statement made by the Company in this document speaks only as of the date of the filing of this Form 10-K. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford” or the “Company”) is an insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products and life, property, and casualty insurance to both individual and business customers in the United States of America. Also, The Hartford continues to administer business previously sold in Japan and the United Kingdom. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. At December 31, 2010, total assets and total stockholders’ equity of The Hartford were $318.3 billion and $20.3 billion, respectively.
Organization
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to consumers and businesses. The Company is continuously seeking to develop and expand its distribution channels, achieving cost efficiencies through economies of scale and improved technology, and capitalizes on its brand name and The Hartford Stag Logo, one of the most recognized symbols in the financial services industry. In 2009, the Company announced it would focus on its U.S. businesses and suspended sales in Japan and the United Kingdom. In 2010, the Company announced a customer-oriented strategy and established three divisions Commercial Markets, Consumer Markets, and Wealth Management. In 2010, the Company announced the sale of two businesses that are not core to its focus and strategy: its Canadian mutual fund business, Hartford Investments Canada Corporation, and Specialty Risk Services, LLC, a third-party administrator for claims administration (scheduled to close in 2011). Going forward, the Company intends to continue evaluating its businesses and may make additional divestitures of businesses and assets that are outside its focus or not necessary to the implementation of its strategy.
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
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (collectively, “mutual funds”), consisting of 52 mutual funds, as of December 31, 2010. The Company charges fees to these mutual funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company.
Reporting Segments
The Hartford made changes to its reporting segments in 2010 to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. Accordingly, segment data for prior reporting periods has been adjusted to reflect the new segment reporting. As a result, the Company created three customer-oriented divisions, Commercial Markets, Consumer Markets and Wealth Management, conducting business principally in seven reporting segments. The Hartford includes in Corporate and Other the Company’s debt financing and related interest expense, as well as other capital raising activities; banking operations; certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries; and certain purchase accounting adjustments and other charges not allocated to the reporting segments. Also included in Corporate and Other is the Company’s management of certain property and casualty operations that have discontinued writing new business and substantially all of the Company’s asbestos and environmental exposures, collectively referred to as Other Operations.
The following discussion describes the principal products and services, marketing and distribution, and competition of each of the three divisions of The Hartford. For further discussion on changes to reporting segments in 2010, as well as financial disclosures on revenues by product, net income (loss), and assets for each reporting segment, see Note 3 of the Notes to Consolidated Financial Statements.

Commercial Markets
The Commercial Markets division is organized into two reporting segments; Property & Casualty Commercial and Group Benefits.
Principal Products and Services
Property & Casualty Commercial provides workers’ compensation, property, automobile, liability and umbrella coverages under several different products, primarily throughout the U.S, within its standard commercial lines, which consists of The Hartford’s small commercial and middle market lines of business. Additionally, a variety of customized insurance products and risk management services including workers’ compensation, automobile, general liability, professional liability, fidelity, surety and specialty casualty coverages are offered to large companies through the segment’s specialty lines.
Standard commercial lines seeks to offer products with more coverage options and customized pricing based on the policyholder’s individualized risk characteristics. For small businesses, those businesses whose annual payroll is under $5 and whose revenue and property values are less than $15 each, coverages are bundled as part of a single multi-peril package policy marketed under the Spectrum name. Medium-sized businesses, companies whose payroll, revenue and property values exceed the small business definition, are served within middle market. The middle market line of business provides workers’ compensation, property, automobile, liability, umbrella, marine and livestock coverages. The sale of Spectrum business owners’ package policies and workers’ compensation policies accounts for the majority of the written premium in the standard commercial lines.
Within the specialty lines, a significant portion of the specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. The specialty casualty business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. Captive and Specialty Programs provide insurance products and services primarily to captive insurance companies, pools and self-insurance groups. In addition, specialty lines has provided third-party administrator services for claims administration, integrated benefits and loss control through Specialty Risk Services, LLC (“SRS”), an indirect wholly-owned subsidiary of the Company. The Company signed a definitive agreement on December 17, 2010 to sell SRS.
Group Benefits provides group life, accident and disability coverage, group retiree health and voluntary benefits to individual members of employer groups, associations, affinity groups and financial institutions. Group Benefits offers disability underwriting, administration, claims processing and reinsurance to other insurers and self-funded employer plans. Policies sold in this segment are generally term insurance, allowing Group Benefits to adjust the rates or terms of its policies in order to minimize the adverse effect of market trends, declining interest rates, and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product.
In addition to the products and services traditionally offered within each of its lines of business, in 2010 Commercial Markets launched The Hartford Productivity Advantage (“THPA”), a single-company solution for leave management, integrating the insurer’s short- and long-term group disability and workers’ compensation insurance with its leave management administration services.
Marketing and Distribution
Standard commercial lines provide insurance products and services through the Company’s home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The products are marketed nationwide utilizing brokers and independent agents. The current pace of consolidation within the independent agent and broker distribution channel will likely continue such that, in the future a larger proportion of written premium will likely be concentrated among fewer agents and brokers. Additionally the Company offers insurance products to customers of the payroll service providers through its relationships with major national payroll companies.
Specialty lines also provide insurance products and services through its home office located in Hartford, Connecticut and multiple domestic office locations. Specialty lines markets its products nationwide utilizing a variety of distribution networks including independent retail agents, brokers and wholesalers.
The Group Benefits distribution network includes an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations.
During 2010 the Company launched a nationwide joint sales management effort across standard commercial lines, specialty lines and Group Benefits, facilitating the marketing of both integrated and traditional products and services across commercial markets.

Competition
In the small commercial marketplace, The Hartford competes against a number of large national carriers, as well as regional competitors in certain territories. Competitors include other stock companies, mutual companies and other underwriting organizations. The small commercial market has become increasingly competitive as favorable loss costs in the past few years have led carriers to differentiate themselves through product expansion, price reduction, enhanced service and cutting-edge technology. Larger carriers such as The Hartford have improved their pricing sophistication and ease of doing business with agents through the use of predictive modeling tools and automation which speeds up the process of evaluating a risk and quoting new business.
Written premium growth rates in the small commercial market have slowed and underwriting margins have deteriorated due to earned pricing decreases, economy-related exposure reductions and increases in loss cost severity. A number of companies have sought to grow their business by increasing their underwriting appetite, appointing new agents and expanding business with existing agents. Also, carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts as small commercial business has generally been less price-sensitive.
Middle market business is characterized as “high touch” and involves case-by-case underwriting and pricing decisions. Compared to small commercial lines, the pricing of middle market accounts is prone to more significant variation or cyclicality over time, with more sensitivity to legislative and macro-economic forces. The economic downturn which began in 2008 has driven a reduction in average premium size as shrinking company payrolls, smaller auto fleets, and fewer business locations depress insurance exposures. Additionally, various state legislative reforms in recent years designed to control workers compensation indemnity costs have led to rate reductions in many states. These factors coupled with soft market conditions, characterized by highly competitive pricing on new business, have resulted in more new business opportunities in the marketplace as customers shop their policies for a better price. In the face of this competitive environment, The Hartford continues to maintain a disciplined underwriting approach. To gain a competitive advantage in this environment, carriers are improving automation with agents and brokers, increasing pricing sophistication, and enhancing their product offerings. These enhancements include industry specialization, with The Hartford and other national carriers tailoring products and services to specific industry verticals such as technology, health care and renewable energy.
Specialty lines is comprised of a diverse group of businesses that operate independently within their specific industries. These businesses, while somewhat interrelated, have different business models and operating cycles. Specialty lines competes on an account- by-account basis due to the complex nature of each transaction. Competition in this market includes other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The relatively large size and underwriting capacity of The Hartford provides opportunities not available to smaller companies. Disciplined underwriting and targeted returns are the objectives of specialty lines since premium writings may fluctuate based on the segment’s view of perceived market opportunity.
For specialty casualty businesses, written pricing competition continues to be significant, particularly for the larger individual accounts. Carriers are protecting their in-force casualty business by initiating the renewal process well in advance of the policy renewal date, effectively preventing other carriers from quoting on the business and resulting in fewer new business opportunities within the marketplace. Within the national account business, as the market continues to soften, more insureds may opt for guaranteed cost policies in lieu of loss-sensitive products.
Carriers writing professional liability business are increasingly focused on profitable private, middle market companies. This trend has continued as the downturn in the economy has led to a significant drop in the number of initial public offerings, and volatility for all public companies. Also, carriers’ new business opportunities in the marketplace for directors & officers and errors & omissions insurance have been significantly influenced by customer perceptions of financial strength, as investment portfolio losses have had a negative affect on the financial strength ratings of some insurers.
In the surety business, favorable underwriting results over the past couple of years has led to increased competition for market share, setting the stage for potential written price declines and less favorable terms and conditions. Driven by the upheaval in the credit markets, new private construction activity has declined dramatically, resulting in lower demand for contract surety business.
Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. This line of business focuses on both its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors affecting Group Benefits include the variety and quality of products and services offered, the price quoted for coverage and services, the Company’s relationships with its third-party distributors, and the quality of customer service. In addition, active price competition continues in the marketplace resulting in longer rate guarantee periods being offered to customers. Top tier carriers in the marketplace also offer on-line and self service capabilities to agents and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides opportunities not available to smaller companies.
In the commercial marketplace, generally soft market conditions and a weak economy has prompted carriers to offer differentiated products and services as a means of gaining a competitive advantage. In addition to the initiatives specific to each of The Hartford’s Commercial Markets’ lines of business noted above, the Company is leveraging its diverse product, service and distribution capabilities to deliver differentiated value in the market, while simultaneously increasing its ability to access to its own diverse customer base.

Consumer Markets
The Consumer Markets division constitutes the reporting segment.
Principal Products and Services
Consumer Markets provides standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP (“AARP Program”). The Hartford’s auto and homeowners products provide coverage options and customized pricing tailored to a customer’s individual risk Although The Hartford has individual customer relationships with AARP Program policyholders, as a group these customers represent a significant portion of the total Consumer Markets business. Business sold direct to AARP members amounted to earned premiums of $2.9 billion, $2.8 billion and $2.8 billion in 2010, 2009 and 2008, respectively. Consumer Markets also operates a member contact center for health insurance products offered through the AARP Health program, which is in place through 2018.
Marketing and Distribution
Consumer Markets reaches diverse customers through multiple distribution channels including direct sales to the consumer, brokers and independent agents. In direct sales to the consumer, the Company markets its products through a mix of media, including direct marketing, the internet and advertising in publications. Most of Consumer Markets’ direct sales to the consumer are associated with its exclusive licensing arrangement with AARP to market automobile, homeowners and home-based business insurance products to AARP’s nearly 37 million members. The Hartford’s exclusive licensing arrangement with AARP continues until January 1, 2020 for automobile, homeowners and home-based business. This agreement provides Consumer Markets with an important competitive advantage given the number of “baby boomers” over age 50 many of whom become AARP members during this period.
The agency channel provides customized products and services to customers through a network of independent agents in the standard personal lines market. These independent agents are not employees of The Hartford. An important strategic objective of the Company is to develop common products and processes for all of its personal lines business regardless of the distribution channel. In 2010, the Company continued the rollout of its new Open Road Advantage Product and, as of December 31, 2010, this product was sold in 33 states across the Company’s distribution channels, including directly to AARP members, through independent agents to both AARP members and non-members and directly to non-members. In 2009, Consumer Markets piloted mass marketing direct to the consumer without the benefit of an affinity partnership. In 2010, Consumer Markets changed its strategy away from mass marketing to targeting specific customer groups, including individuals in the over 40 age group, and writing business through affinities other than AARP. The Company entered into an affinity agreement with American Kennel Club effective January 1, 2011 and expects to enter into additional affinity arrangements in 2011.
Competition
The personal lines automobile and homeowners businesses are highly competitive. Personal lines insurance is written by insurance companies of varying sizes that compete on the basis of price, product, service (including claims handling), stability of the insurer and brand recognition. Companies with recognized brands, direct sales capability and economies of scale will have a competitive advantage. In recent years, a number of carriers have increased their advertising in an effort to gain new business and retain profitable business. This has been particularly true of carriers that sell directly to the consumer. Industry sales of personal lines insurance direct to the consumer have been growing faster than sales through agents, particularly for auto insurance.
Carriers that distribute products mainly through agents have been competing by offering agents increased commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier carriers are offering on-line and self service capabilities to agents and consumers. More agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools has further increased price competition. Carriers with more efficient cost structures will have an advantage in competing for new business through price. The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business and, carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. Some companies, including The Hartford, have written a greater percentage of their new business in preferred market segments which tend to have better loss experience but also lower average premiums.
Wealth Management
The Wealth Management division consists of the following reporting segments: Global Annuity, Life Insurance, Retirement Plans and Mutual Funds. Wealth Management provides investment products for over 7 million customers and life insurance for approximately 716,000 customers.
As part of the Company’s strategic decision to focus on its U.S. businesses, the Company suspended all new sales in its Japan and European operations in the second quarter of 2009 and divested its Brazil joint venture, Canadian mutual fund business and its offshore insurance business in 2010.

Principal Products and Services
Global Annuity offers individual variable, fixed market value adjusted (“fixed MVA”) and single premium immediate annuities in the U.S., a range of products to institutional investors, including but not limited to, stable value contracts and institutional annuities, and administers investments, retirement savings and other insurance and savings products to individuals and groups outside the U.S., primarily in Japan and Europe.
Life Insurance sells a variety of life insurance products, including variable universal life, universal life, and term life, as well as variable private placement life insurance (“PPLI”) owned by corporations and high net worth individuals.
Retirement Plans provides products and services to corporations, municipalities, and not-for-profit organizations pursuant to Sections 401(k), 457 and 403(b) of the Internal Revenue Code of 1986, as amended (the “Code”), respectively.
Mutual Funds offers retail mutual funds, investment-only mutual funds and college savings plans under Section 529 of the Code (collectively referred to as non-proprietary) and proprietary mutual funds.
Marketing and Distribution
Global Annuity’s distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties. The Company’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life, Inc. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States.
Life Insurance’s distribution network includes national and regional broker-dealer organizations, banks, independent agents, independent life and property-casualty agents, and Woodbury Financial Services, an indirect, wholly-owned subsidiary retail broker-dealer. PPLI’s distribution network includes: specialized brokers with expertise in the large case market; financial advisors that work with individual investors; investment banking and wealth management specialists; benefits consulting firms; investment consulting firms employed by retirement plan sponsors; and The Hartford employees.
Retirement Plans distribution network includes Company employees with extensive retirement experience selling its products and services through national and regional broker-dealer firms, banks and other financial institutions.
Mutual Fund sales professionals are segmented into two teams; a retail team and an institutional team. The retail team distributes The Hartford’s open-end funds and 529 College Savings funds to national and regional broker-dealer organizations, banks and other financial institutions, independent financial advisors and registered investment advisors. The institutional team distributes The Hartford’s funds to professional buyers, such as broker-dealer wrap, consultants, record keepers, and bank trust groups.
Competition
Global Annuity competes with other life insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors, asset managers, and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Global Annuity’s U.S. annuity deposits continue to decline due to competitive activity and the Company’s product and risk decisions. Many competitors have responded to the equity market volatility by increasing the price of their living benefit products and changing the level of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In 2010, the Company transitioned to a new variable annuity product designed to meet customers future income needs while abiding by the risk tolerances of the Company.
Life Insurance competes with other life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Product sales are affected primarily by the availability and price of reinsurance, volatility in the equity markets, breadth and quality of life insurance products being offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, and the quality of underwriting and customer service. The individual life industry continues to see a distribution shift away from the traditional life insurance sales agents to the consultative financial advisor as the place people go to buy their life insurance. Life Insurance’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.
Retirement Plans compete with other insurance carriers, large investment brokerage companies and large mutual fund companies. The 401(k), 457, and 403(b) products offer mutual funds wrapped in variable annuities, variable funding agreements, or mutual fund retirement products. Plan sponsors seek a diversity of available funds and favorable fund performance. Consolidation among industry providers has continued as competitors increase scale advantages.
Mutual Funds compete with other mutual fund companies along with investment brokerage companies and differentiate themselves through product solutions, performance, and service. In this non-proprietary broker sold market, the Company and its competitors compete aggressively for net sales.

Reserves
The Hartford establishes and carries as liabilities reserves for its insurance products to estimate for the following:
•	a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these claims;
•	a liability equal to the balance that accrues to the benefit of the Wealth Management insurance policyholder as of the consolidated financial statement date, otherwise known as the account value;
•	a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums;
•	fair value reserves for living benefits embedded derivative guarantees; and
•	death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs.
Further discussion of The Hartford’s property and casualty insurance product reserves, including asbestos and environmental claims reserves, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves, Net of Reinsurance. Additional discussion may be found in the Company’s accounting policies for insurance product reserves within Note 11 of the Notes to Consolidated Financial Statements.
Reinsurance
The Hartford cedes insurance risk to reinsurance companies for both its property and casualty and life insurance products. Ceded reinsurance does not relieve The Hartford of its primary liability and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. For further discussion, see Note 6 of the Notes to Consolidated Financial Statements.
For property and casualty insurance products, reinsurance arrangements are intended to provide greater diversification of business and limit The Hartford’s maximum net loss arising from large risks or catastrophes. A major portion of The Hartford’s property and casualty insurance product reinsurance is effected under general reinsurance contracts known as treaties, or, in some instances, is negotiated on an individual risk basis, known as facultative reinsurance. The Hartford also has in-force excess of loss contracts with reinsurers that protect it against a specified part or all of a layer of losses over stipulated amounts. For further discussion on property and casualty insurance product reinsurance, see Part II, Item 7, MD&A — Insurance Risk — Reinsurance.
For life insurance products, The Hartford is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2010 and 2009, the Company’s policy for the largest amount of life insurance retained on any one life by any one of its operations was $10. The Company also assumes reinsurance from other insurers. For the years ended December 31, 2010, 2009 and 2008, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers. In addition, the Company has reinsured a portion of the risk associated with U.S. minimum death benefit guarantees, Japan’s guaranteed minimum death, as well as U.S. guaranteed minimum withdrawal benefits offered in connection with its variable annuity contracts. For further discussion on reinsurance, see Part II, Item 7, MD&A — Market Risk — Variable Product Equity Risk.
Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio below investment grade holdings and foreign currency exposure. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see the Investment Credit Risk Section of the MD&A.
In addition to managing the general account assets of the Company, HIMCO is also a SEC registered investment adviser for third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active management within a disciplined risk framework that seeks to provide value added returns versus peers and benchmarks. As of December 31, 2010 and 2009, the fair value of HIMCO’s total assets under management was approximately $159.7 billion and $144.0 billion, respectively, of which $8.7 billion and $8.1 billion, respectively, were held in HIMCO managed third party accounts.

Risk Management
The Company has an independent enterprise risk management function (“ERM”) whose responsibility it is to provide a comprehensive, in depth, and transparent view of the Company’s risk on an aggregated basis and to ensure the Company’s risks remain within tolerance. ERM is led by the Chief Risk Officer who reports to the Chief Executive Officer. ERM is staffed with risk professionals focused on insurance risk, investment risk, market risk, and operational risk. The mission of ERM is to support the Company in achieving its strategic priorities within an agreed upon risk profile by providing a comprehensive view of the risks facing the Company, including risk concentrations and correlations; helping management define the Company’s risk tolerances through the evaluation of the risk return profile of the business relative to the Company’s strategic intent and financial underpinnings; and monitoring and communicating the Company’s risk exposures relative to set tolerances and recommending/implementing appropriate mitigation where applicable.
The Company maintains an internal Enterprise Risk and Capital Committee (“ERCC”), which includes the Company’s Chief Executive Officer (“CEO”), Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, the Presidents and Chief Operating Officers of Commercial Markets, Consumer Markets, and Wealth Management and the Company’s General Counsel. The ERCC, which is chaired by the CEO, meets regularly to manage the Company’s strategic risk profile and risk management activities across the organization; approve financial and investment strategies along with the methodology to attribute capital among business lines; determine the Company’s capital structure; and establish the Company’s risk management framework, limits, and standards.
The Board as a whole has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. The Finance, Investment and Risk Management Committee (“FIRMCo”), which consists of all members of the Board, has responsibility for oversight of all risks that do not fall within the oversight responsibility of any other standing committee. Together, these committees oversee and assess general risk management activities, investment activities and financial management of the Company and its subsidiaries. They review the Company’s risk management framework and enterprise policies related to governance and provide a forum for discussion between management and the Board on risk and risk-related matters.
Regulation
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
Certain of the Company’s life insurance subsidiaries sell variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940 and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each separate account is generally divided into sub-accounts, some of which invest in underlying mutual funds which are themselves registered as investment companies under the Investment Company Act of 1940 (“Underlying Funds”). The Company offers these Underlying Funds and retail mutual funds that are registered with and regulated by the SEC.
In addition, other subsidiaries of the Company are involved in the offering, selling and distribution of the Company’s variable insurance products, Underlying Funds and retail mutual funds as broker dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or in, some instances, state securities administrators. Other entities operate as investment advisers registered with the SEC under the Investment Advisers Act of 1940 and are registered as investment advisers under certain state laws, as applicable. One subsidiary is an investment company registered under the Investment Company Act of 1940. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include among other things regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.

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
In 2009, the Company acquired Federal Trust Corporation, a thrift holding company, and as a result is subject to regulations by the Office of Thrift Supervision (“OTS”). Under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will assume regulatory authority over our holding company, and our thrift subsidiary, Federal Trust Bank, will be regulated by the Office of Controller of the Currency (“OCC”).
Failure to comply with federal and state laws and regulations may result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.
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
Employees
The Hartford had approximately 26,800 employees as of December 31, 2010.
Available Information
The Hartford makes available, free of charge, on or through its Internet website (http://www.thehartford.com) The Hartford’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after The Hartford electronically files such material with, or furnishes it to, the SEC. These reports may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition the SEC maintains an internet website (http://sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the Securities and Exchange Commission (“SEC”).
Our operating environment remains subject to uncertainty about the timing and strength of an economic recovery. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment which could adversely affect our business and results of operations.
Uncertainty about the timing and strength of a recovery in the global economy continued to affect our operating environment in 2010. High unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and effects of foreign currency, and we expect that market conditions will put pressure on returns in our life and property and casualty investment portfolios and that our hedging costs will remain higher than historical levels. Unless all economic conditions continue to improve, we would expect to experience realized and unrealized investment losses, particularly in the commercial real estate sector where market value declines and risk premiums still exist, which reflects the future uncertainty in the real estate market. Negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not continue to improve in line with our forecasts. These steps include ongoing initiatives, particularly the execution risk relating to the continued repositioning of our investment portfolios and the continuing realignment of our macro hedge programs for our variable annuity business. In addition, we modified our variable annuity product offerings, launching a new variable annuity product in October 2009, and a second variable annuity product launch expected in the second quarter of 2011. However, the future success of these new variable annuity products will be dependent on market acceptance. The level of market acceptance of these new products will directly affect the level of variable annuity sales of the Company in the future. In addition, as the Company and our distribution partners transition to these new products, there will be downward pressure on new deposits, and management expects to continue to be in a net outflow position. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness and the capital position of the Company.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program may better protect our statutory surplus, but also result in greater earnings volatility under accounting principles generally accepted in the U.S. (“U.S. GAAP”). We could be required to consider actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distribution for our products. Additionally, if there was concern over the Company’s capital position creating an anticipation of the Company issuing additional common stock or equity linked instruments, trading prices for our common stock could decline.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign exchange rates and global real estate market deterioration that may have a material adverse effect on our results of operations, financial condition and liquidity.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates and global real estate market deterioration.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our wealth management businesses, such as variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. In addition, certain of our products offer guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Sustained declines in long-term interest rates or equity returns are likely to have a negative effect on the funded status of these plans.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates rise dramatically within a six-to-twelve month time period, certain of our wealth management businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Although our products have features such as surrender charges, market-value adjustments and put options on certain retirement plans, we are subject to disintermediation risk. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. In a declining rate environment, due to the long-term nature of the liabilities associated with certain of our life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks, increased hedging costs, spread compression and capital volatility. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our consolidated results of operations or financial condition.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the fixed MVA product.
Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the Japan and U.K. variable annuities. The strengthening of the yen compared with other currencies will substantially increase our exposure to pay yen denominated obligations. In addition our foreign currency exchange risk relates to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, and our yen-denominated individual fixed annuity product. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated annuity products. A strengthening of the U.S. dollar compared to foreign currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Significant deterioration in the real estate market in the past couple of years adversely affected our business and results of operations. Further deterioration in the real estate market, including increases in property vacancy rates, delinquencies and foreclosures, could have a negative impact on property values and sources of refinancing resulting in reduced market liquidity and higher risk premiums. This could result in impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar, or global real estate market deterioration, individually or in combination, could have a material adverse effect on our consolidated results of operations, financial condition and liquidity.

Our adjustment of our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.
Some of the products offered by our Wealth Management businesses, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions in the fourth quarter of 2008, we adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility in 2009 and 2010 and, based upon the types of hedging instruments used, can result in potentially material charges to net income in periods of rising equity market pricing levels, lower interest rates, rises in implied volatility and weakening of the yen against other currencies. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase. This may be offset, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could also increase, lowering RBC ratios. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, results of operations, financial condition and liquidity.
Financial strength and credit ratings, including commercial paper ratings, are important in establishing the competitive position of insurance companies. In 2009, our financial strength and credit ratings were downgraded by multiple rating agencies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company’s control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, at their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.

Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade or a potential downgrade in the rating of our financial strength or of one of our principal insurance subsidiaries could affect our competitive position and reduce future sales of our products.
Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, results of operations, financial condition and liquidity.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.
The following financial instruments are carried at fair value in the Company’s consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.
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
Impairment losses in earnings could materially adversely affect our results of operation and financial condition.

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
Our investment portfolio includes securities backed by real estate assets the value of which have been adversely impacted by the recent recessionary period and the associated property value declines, resulting in a reduction in expected future cash flow for certain securities. Further property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A — Investment Credit Risk — Other-Than-Temporary Impairments, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
The Company defers acquisition costs associated with the sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and GMIB using components of EGPs. The projection of estimated gross profits or components of estimated gross profits requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB and GMIB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
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
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on realized capital losses, then a valuation allowance will be established with a corresponding charge to net income. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.

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
We continue to receive asbestos and environmental claims. Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims. For some asbestos and environmental claims, we believe that the actuarial tools and other techniques we employ to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for our asbestos and environmental exposures. Accordingly, the degree of variability of reserve estimates for these exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could have a material adverse effect on our consolidated operating results, financial condition and liquidity.
We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our financial condition, results of operations and liquidity.
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions, pandemics and other natural or man-made disasters. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. Starting in 2004 and 2005, third-party catastrophe loss models for hurricane loss events have incorporated medium-term forecasts of increased hurricane frequency and severity — reflecting the potential influence of multi-decadal climate patterns within the Atlantic. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the severity of certain natural catastrophe losses across various geographic regions. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. Our operations are also exposed to risk of loss from catastrophes associated with pandemics and other events that could significantly increase our mortality and morbidity exposures. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our financial condition, consolidated results of operations, liquidity and cash flows. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or price of our products or result in additional risk-shifting to the insurance industry.

We may incur losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our consolidated operating results. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.
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
The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include an investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. In recent years, there has been substantial consolidation and convergence among companies in the insurance and financial services industries resulting in increased competition from large, well-capitalized insurance and financial services firms that market products and services similar to ours. These competitors compete with us for producers such as brokers and independent agents and for our employees. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. In addition, as actual or potential future downgrades occur, and if our competitors have not been affected by similar ratings actions, sales of our products could be significantly reduced. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, results of operations and financial condition.

As a savings and loan holding company, we remain subject to certain restrictions, oversight and costs that could materially affect our business, results and prospects.
We are a savings and loan holding company by virtue of our ownership of Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift. As a savings and loan holding company, we are subject to various restrictions, oversight and costs and other potential consequences that could materially affect our business, results and prospects. For example, we are subject to regulation, supervision and examination by the OTS, including with respect to required capital, cash flow, organizational structure, risk management and earnings at the parent company level, and to the OTS reporting requirements. All of our activities must be financially-related activities as defined by federal law (which includes insurance activities), and the OTS has enforcement authority over us, including the right to pursue administrative orders or penalties and the right to restrict or prohibit activities determined by the OTS to be a serious risk to FTB. We must also be a source of strength to FTB, which could require further capital contributions. We will be subject to similar, potentially stricter, requirements when regulatory authority over us transfers to The Federal Reserve (for our holding company) and the Office of the Controller of the Currency (“OCC”) (for FTB).
We cannot predict the scope or impact of future regulatory initiatives, including, but not limited to, the impact on required levels of regulatory capital or the cost and complexity of our compliance programs.
The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our results of operations and liquidity.
Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the OTS, The Federal Reserve, the Office of the Controller of the Currency (“OCC”), the New York Stock Exchange and the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. The Dodd-Frank Act may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” If we are designated as a systemically important institution, we could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly resolution of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.
A number of provisions of the Dodd-Frank Act affect us solely due to our status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will regulate us as a holding company, and the OCC will regulate our thrift subsidiary, Federal Trust Bank. Because of our status as a savings and loan holding company or if we are designated a systemically important institution, the Dodd-Frank Act may also restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like us, control insured depository institutions.
Other provisions in the Dodd-Frank Act that may impact us, irrespective of whether or not we are a savings and loan holding company include: the possibility that regulators could break up firms that are considered “too big to fail;” a new “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; new means for regulators to limit the activities of financial firms; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance, especially regarding risk management.
The changes resulting from the Dodd-Frank Act could adversely affect our results of operation and financial condition.

We may experience unfavorable judicial or legislative developments involving claim litigation that could have a material adverse effect on our results of operations, financial condition and liquidity.
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
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Our international operations are subject to regulation in the relevant jurisdictions in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. For example, the Obama administration has proposed a financial crisis responsibility tax that would be levied on the largest financial institutions in terms of assets.
These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, consolidated operating results, financial condition and liquidity.

We may experience difficulty in marketing and distributing products through our current and future distribution channels.
We distribute our annuity, life and property and casualty insurance products through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through or in connection with individual third-party arrangements. For example, we market our Consumer Markets products in part through an exclusive licensing arrangement with AARP that continues through January 2020. Our ability to distribute products through affinity partners may be adversely impacted by membership levels and the pace of membership growth. Moreover, we periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.
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
The insurance holding company laws of the other jurisdictions in which our insurance subsidiaries are incorporated, or deemed commercially domiciled, generally contain similar, and in some instances more restrictive, limitations on the payment of dividends. Our property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to us in 2011 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $83 in dividends to Hartford Life, Inc. (“HLI”) in 2011 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2011. In 2010, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $1.0 billion in dividends from its property-casualty insurance subsidiaries.
Our rights to participate in any distribution of the assets of any of our subsidiaries, for example, upon their liquidation or reorganization, and the ability of holders of our common stock to benefit indirectly from a distribution, are subject to the prior claims of creditors of the applicable subsidiary, except to the extent that we may be a creditor of that subsidiary. Claims on these subsidiaries by persons other than us include, as of December, 2010, claims by policyholders for benefits payable amounting to $116.9 billion, claims by separate account holders of $159.7 billion, and other liabilities including claims of trade creditors, claims from guaranty associations and claims from holders of debt obligations, amounting to $13.9 billion.
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

Holders of our capital stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of December 31, 2010, there were 575,000 shares of our Series F Preferred Stock issued and outstanding. Under the terms of the Series F Preferred Stock, our ability to declare and pay dividends on or repurchase our common stock will be subject to restrictions in the event we fail to declare and pay (or set aside for payment) full dividends on the Series F Preferred Stock.
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
State insurance departments that regulate us often propose premium rate changes for the benefit of the consumer at the expense of the insurer and may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans, or to offer coverage to all consumers and often restrict an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to an unacceptable returns on equity. The laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state’s insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
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
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain affiliated third parties, to access these systems to perform necessary business functions, including, without limitation, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios and hedging programs. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering with our systems. This may impede or interrupt our business operations and may have a material adverse effect on our business, consolidated operating results, financial condition or cash flows.

Our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of business risks can fail for a number of reasons, including design failure, systems failure, failures to perform or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.
If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.
We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third-party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our consolidated results of operations.
Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, consolidated operating results or financial condition or liquidity.
Many of the products that the Company sells benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sell annuity contracts that allow the policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax items, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
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
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating International Financial Reporting Standards (“IFRS”) to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. Certain of these standards could result in material changes to our reported results of operation.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of December 31, 2010, The Hartford owned building space of approximately 3.2 million square feet, of which approximately 2.9 million square feet, comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2010, The Hartford leased approximately 3.5 million square feet, throughout the United States of America, and approximately 203 thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all seven reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business of The Hartford — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. The defendants have moved to dismiss the remaining claims in the property casualty insurance case.

Investment and Savings Plan ERISA and Shareholder Securities Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. In February 2011, the parties reached an agreement in principle to settle on a class basis for an immaterial amount. The settlement is contingent upon the execution of a final settlement agreement and preliminary and final court approval.
The Company and certain of its present or former officers are defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York in March 2010. The operative complaint, filed in October 2010, is brought on behalf of persons who acquired Hartford common stock during the period of July 28, 2008 through February 5, 2009, and alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements during the alleged class period about the Company’s valuation of certain asset-backed securities and its effect on the Company’s capital position. The Company disputes the allegations and has moved to dismiss the complaint.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, and sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. The arbitration hearing is scheduled for May 2011. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. Plaintiff seeks to rescind the investment management agreements and distribution plans between the Company and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. The Company disputes the allegations and has moved to dismiss the complaint.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleged that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserted claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $72.5 in exchange for a full release and dismissal of the litigation. The $72.5 was accrued in the first quarter of 2010. The settlement received final court approval in September 2010 and was paid in the third quarter of 2010.
Asbestos and Environmental Claims — As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Reserving for Asbestos and Environmental Claims within Other Operations,” The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

Item 4. (Removed and Reserved)
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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2010
Common Stock Price
High	$28.58	$29.64	$24.12	$27.43
Low	$22.34	$22.13	$19.09	$22.26
Dividends Declared	$0.05	$0.05	$0.05	$0.05
2009
Common Stock Price
High	$19.68	$18.16	$28.62	$29.20
Low	$3.62	$7.67	$10.18	$23.16
Dividends Declared	$0.05	$0.05	$0.05	$0.05
On February 2, 2011, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on April 1, 2011 to common shareholders of record as of March 1, 2011.
As of February 18, 2011, the Company had approximately 223,500 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 18, 2011 was $30.80.
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
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs
				(in millions)
October 1, 2010 – October 31, 2010	6,351	$23.53	—	$807
November 1, 2010 – November 30, 2010	4,820	$23.95	—	$807
December 1, 2010 – December 31, 2010	—	$—	—	$807

Total	11,171	$23.71	—	N/A

[1]	Represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
Annual Return Percentage

	For the Years Ended
Company/Index	2006	2007	2008	2009	2010
The Hartford Financial Services Group, Inc.	10.82%	(4.55%)	(79.99%)	43.91%	14.89%
S&P 500 Index	15.79%	5.49%	(37.00%)	26.46%	15.06%
S&P Insurance Composite Index	10.91%	(6.31%)	(58.14%)	13.90%	15.80%
Cumulative Five-Year Total Return

	Base Period	For the Years Ended
Company/Index	2005	2006	2007	2008	2009	2010
The Hartford Financial Services Group, Inc.	$100	$110.82	$105.77	$21.16	$30.46	$34.99
S&P 500 Index	$100	$115.79	$122.16	$76.96	$97.33	$111.99
S&P Insurance Composite Index	$100	$110.91	$103.92	$43.50	$49.54	$57.37

Item 6. SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2010	2009	2008	2007	2006
Income Statement Data
Earned premiums	$14,055	$14,424	$15,503	$15,619	$15,023
Fee income	4,784	4,576	5,135	5,436	4,739
Net investment income (loss):
Securities available-for-sale and other	4,392	4,031	4,335	5,214	4,691
Equity securities, trading	(774)	3,188	(10,340)	145	1,824

Total net investment income (loss)	3,618	7,219	(6,005)	5,359	6,515
Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(852)	(2,191)	(3,964)	(483)	(121)
OTTI losses recognized in other comprehensive income	418	683	—	—	—

Net OTTI losses recognized in earnings	(434)	(1,508)	(3,964)	(483)	(121)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(120)	(502)	(1,954)	(511)	(130)

Total net realized capital gains (losses)	(554)	(2,010)	(5,918)	(994)	(251)
Other revenues	480	492	504	496	474

Total revenues	22,383	24,701	9,219	25,916	26,500
Benefits, losses and loss adjustment expenses	13,025	13,831	14,088	13,919	13,218
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	(774)	3,188	(10,340)	145	1,824
Amortization of deferred policy acquisition costs and present value of future profits	2,544	4,267	4,271	2,989	3,558
Insurance operating costs and other expenses	4,663	4,635	4,703	4,595	4,021
Interest expense	508	476	343	263	277
Goodwill impairment	153	32	745	—	—

Total benefits, losses and expenses	20,119	26,429	13,810	21,911	22,898
Income (loss) before income taxes	2,264	(1,728)	(4,591)	4,005	3,602
Income tax expense (benefit)	584	(841)	(1,842)	1,056	857

Net income (loss)	1,680	(887)	(2,749)	2,949	2,745
Preferred stock dividends and accretion of discount	515	127	8	—	—

Net income (loss) available to common shareholders	$1,165	$(1,014)	$(2,757)	$2,949	$2,745

Balance Sheet Data
Separate account assets	$159,742	$150,394	$130,184	$199,946	$180,484
Total assets	318,346	307,717	287,583	360,361	326,544
Short-term debt	400	343	398	1,365	599
Long-term debt	6,207	5,496	5,823	3,142	3,504
Separate account liabilities	159,742	150,394	130,184	199,946	180,484
Stockholders’ equity, excluding AOCI	21,312	21,177	16,788	20,062	18,698
AOCI, net of tax	(1,001)	(3,312)	(7,520)	(858)	178
Total stockholders’ equity	20,311	17,865	9,268	19,204	18,876

Earnings (Loss) Per Common Share Data
Basic	$2.70	$(2.93)	$(8.99)	$9.32	$8.89
Diluted	2.49	(2.93)	(8.99)	9.24	8.69
Cash dividends declared per common share	0.20	0.20	1.91	2.03	1.70

Other Data
Total revenues, excluding net investment income on equity securities, trading, and total OTTI losses	$24,009	$23,704	$23,523	$26,254	$24,797
DAC Unlock benefit (charge), after-tax	$111	$(1,034)	$(932)	$213	$(76)
Total investments, excluding equity securities, trading	$98,175	$93,235	$89,287	$94,904	$89,778

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2010, compared with December 31, 2009, and its results of operations for each of the three years in the period ended December 31, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. The Hartford made changes to its reporting segments in 2010 to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. Accordingly, segment data for prior reporting periods has been adjusted to reflect the new segment reporting, see Note 3 of the Notes to Consolidated Financial Statement for further discussion. Additionally, certain reclassifications have been made to prior year financial information to conform to the current year presentation. The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

CONSOLIDATED RESULTS OF OPERATIONS

				Increase	Increase
				(Decrease) From	(Decrease) From
Segment Results	2010	2009	2008	2009 to 2010	2008 to 2009
Property & Casualty Commercial	$995	$899	$133	$96	$766
Group Benefits	185	193	(6)	(8)	199

Commercial Markets	1,180	1,092	127	88	965

Consumer Markets	143	140	102	3	38

Global Annuity	404	(1,166)	(2,287)	1,570	1,121
Life Insurance	262	39	(19)	223	58
Retirement Plans	47	(222)	(157)	269	(65)
Mutual Funds	132	34	37	98	(3)

Wealth Management	845	(1,315)	(2,426)	2,160	1,111

Corporate and Other	(488)	(804)	(552)	316	(252)

Net income (loss)	$1,680	$(887)	$(2,749)	$2,567	$1,862

Year ended December 31, 2010 compared to the year ended December 31, 2009
The change from consolidated net loss to consolidated net income was primarily due to a DAC Unlock charge of $1.0 billion, after-tax, in 2009 compared to a benefit of $111, after-tax, in 2010, net realized capital losses of $1.7 billion, after-tax, in 2009 compared to losses of $184, after-tax, in 2010, partially offset by a goodwill impairment of approximately $32, after-tax, in 2009, compared to approximately $100, after-tax, in 2010.
Excluding the after-tax impacts of net realized capital losses, DAC Unlocks and goodwill impairments, earnings decreased $46 from 2009 to 2010. See the segment sections of the MD&A for a discussion on their respective performances.
Year ended December 31, 2009 compared to the year ended December 31, 2008
The decrease in consolidated net loss was primarily due to a decrease in net realized losses, which included other-than-temporary impairments of $1.5 billion in 2009 compared to $4.0 billion in 2008, and gains on the variable annuity hedge program of $631 in 2009 compared to losses of $639 in 2008. Partially offsetting the decrease in realized losses was approximately $300 in net realized capital losses in 2009 related to the settlement of a contingent obligation to Allianz SE (“Allianz”). Goodwill impairments of $32, after-tax, in 2009 compared to impairments of $597, after-tax, in 2008 also contributed to the decrease in net loss.
Excluding the after-tax impacts of net realized capital losses and goodwill impairments, earnings decreased $608 from 2008 to 2009 driven by decreases in fee income due to lower average assets under management primarily in Global Annuity, lower net investment income on available-for-sale and other securities primarily due to lower income on fixed maturities, and restructuring costs. See the segment sections of the MD&A for a discussion on their respective performances.
Income Taxes
The effective tax rates for 2010, 2009 and 2008 were 26%, 49%, and 40%, respectively. The principal causes of the differences between the effective rate and the U.S. statutory rate of 35% for 2010, 2009 and 2008 were tax-exempt interest earned on invested assets and the separate account dividends received deduction (“DRD”). This caused a decrease in the tax expense on the 2010 pre-tax income and an increase in the tax benefit on the 2009 and 2008 pre-tax losses. The effective tax rate for 2010 also includes the effect of an increase in the valuation allowance on the deferred tax asset and the effective tax rate for 2009 includes the tax effect of a non-deductible expense related to the settlement of a contingent obligation to Allianz. For additional information, see Note 13 of the Notes to Consolidated Financial Statements.
The separate account DRD is estimated for the current year using information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $145, $181 and $176 related to the separate account DRD in the years ended December 31, 2010, 2009 and 2008, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $(3), $29 and $9 in 2010, 2009 and 2008, respectively.

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
The Company receives a foreign tax credit against its U.S. tax liability for foreign taxes paid by the Company including payments from its separate account assets. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through by the mutual funds. The Company recorded benefits of $4, $16 and $16 related to the separate account foreign tax credit in the years ended December 31, 2010, 2009 and 2008, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $(4), $3 and $4 in 2010, 2009 and 2008, respectively.
The Company’s unrecognized tax benefits were unchanged during 2010, remaining at $48 as of December 31, 2010. This entire amount, if it were recognized, would affect the effective tax rate.

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
In 2011, The Hartford will continue to focus on growing its three customer-oriented divisions, Commercial Markets, Consumer Markets, and Wealth Management, through enhanced product development, leveraging synergies of the divisions’ product offerings to meet customer needs, and increased efficiencies throughout the organization. The speed and extent of economic and employment expansion may impact the asset protection businesses where insureds may change their level of insurance, and asset accumulation businesses may see customers changing their level of savings based on anticipated economic conditions. The performance of The Hartford’s divisions is subject to uncertainty due to market conditions, which impact the earnings of its asset management businesses and the valuation and earnings on its investment portfolio.
Commercial Markets
Commercial Markets will continue to focus on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In the Property & Casualty Commercial insurance marketplace, improving market conditions are expected to allow for moderate price increases, while a slowly-recovering economy will result in an increase in insurance exposures. Within Property & Casualty Commercial, the Company expects low to mid single-digit written premium growth in 2011, due to an increase in pricing, higher new business premium and an increase in premium retention. Additionally, Property & Casualty Commercial is expected to continue to grow policy counts, particularly for our small commercial business, led by an increase in workers’ compensation in force. This growth potential reflects the combination of our current market position, a broadening of underwriting expertise focused on selected industries, a leveraging of the payroll model, and numerous initiatives launched in the past several years. Initiatives include programs aimed at improving policy count retention, the rollout of new product offerings and the introduction of ease of doing business technology for our small commercial business. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to be slightly higher in 2011 than the 93.4 achieved in 2010 as pricing increases are expected to largely offset loss cost changes. In the Group Benefits, the economic downturn, combined with the potential for employees to lessen spending on the Company’s products and the overall competitive environment, reduced premium levels in 2010. Premium levels are expected to remain relatively flat in 2011, or until there is economic expansion with lower unemployment rates compared to 2010 levels. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services. The Company experienced higher disability loss ratios in 2010. The Company anticipates loss ratios to remain essentially flat in 2011.
Consumer Markets
In 2011, Consumer Markets expects to increase its business written with AARP members and enter into new affinity relationships. Management expects new business will primarily be generated from continued direct marketing to AARP members, marketing to households associated with other affinity groups, expanding the sale of the Open Road Advantage auto product through independent agents and introducing an enhanced homeowners product called Hartford Home Advantage. The Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product and, beginning in 2011, will distribute its Hartford Home Advantage product on a discounted basis through those same authorized agents. The Company expects non-AARP member Agency earned premium to decline in 2011 as the result of continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more business for insureds aged 40+. As of December 31, 2010, the Open Road Advantage auto product was available in 33 states and the Company expects the product to be available to authorized agents in 42 states by the end of the second quarter of 2011. The Company began rolling out its Hartford Home Advantage product during the first quarter of 2011 and expects the product to be available in 39 states by the end of 2011. Management expects that the combined ratio before catastrophes and prior accident year development will improve in 2011, driven by earned pricing increases, slightly improving claim frequency and modest claim severity in both auto and home as the Company expects to benefit from a continued shift to a more preferred mix of business.

Wealth Management
The partial equity market recovery over the last eighteen months has driven an increase in deposits and assets under management; however profitability rates are not consistent with historical levels. The current market conditions and market volatility have increased the cost and volatility of hedging programs, and the level of capital needed to support living benefit guarantees when compared to historical levels. Management is committed to the U.S. variable annuity marketplace and will continue to evaluate the benefits offered within its variable annuities, and ensure the product portfolio meets customer needs within the risk tolerances of The Hartford. Wealth Management seeks to achieve scale through increased deposits and market improvements along with a focus on expense reductions. Wealth Management will focus on product development to increase sales of its products and services to the “baby boomer” generation. The Company expects that many “baby boomers” will be looking to provide more stability to the value of their accumulated wealth and will focus more on identifying and creating dependable and certain income streams that can provide known payments throughout their retirement. As the mutual fund business continues to evolve, success will be driven by diversifying net sales across the mutual fund platform, delivering superior investment performance and creating new investment solutions for current and future mutual fund shareholders. Wealth Management will increase future sales of its Life Insurance products by implementing strategies to expand distribution capabilities, including utilizing independent agents and continuing to build on the strong relationships within the financial institution marketplace. Retirement Plans looks to continue to focus on our clients’ increasing needs for retirement income security given the recent volatility in the financial markets and to provide products that respond to the needs of plan sponsors to manage risk and stretch their benefit dollars.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•	property and casualty insurance product reserves, net of reinsurance;
•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts;
•	evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments;
•	living benefits required to be fair valued (in other policyholder funds and benefits payable);
•	goodwill impairment;
•	valuation of investments and derivative instruments;
•	pension and other postretirement benefit obligations;
•	valuation allowance on deferred tax assets; and
•	contingencies relating to corporate litigation and regulatory matters.
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
Property and Casualty Insurance Product Reserves, Net of Reinsurance
The Hartford establishes reserves on its property and casualty insurance products to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have not yet been reported, and include estimates of all expenses associated with processing and settling these claims. Incurred but not reported (“IBNR”) reserves represent the difference between the estimated ultimate cost of all claims and the actual reported loss and loss adjustment expenses (“reported losses”). Reported losses represent cumulative loss and loss adjustment expenses paid plus case reserves for outstanding reported claims. Company actuaries evaluate the total reserves (IBNR and case reserves) on an accident year basis. An accident year is the calendar year in which a loss is incurred, or, in the case of claims-made policies, the calendar year in which a loss is reported.
Reserve estimates can change over time because of unexpected changes in the external environment. Potential external factors include (1) changes in the inflation rate for goods and services related to covered damages such as medical care, hospital care, auto parts, wages and home repair; (2) changes in the general economic environment that could cause unanticipated changes in the claim frequency per unit insured; (3) changes in the litigation environment as evidenced by changes in claimant attorney representation in the claims negotiation and settlement process; (4) changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of damages; (5) changes in the social environment regarding the general attitude of juries in the determination of liability and damages; (6) changes in the legislative environment regarding the definition of damages; and (7) new types of injuries caused by new types of injurious exposure: past examples include lead paint, construction defects and tainted Chinese-made drywall.
Reserve estimates can also change over time because of changes in internal Company operations. Potential internal factors include (1) periodic changes in claims handling procedures; (2) growth in new lines of business where exposure and loss development patterns are not well established; or (3) changes in the quality of risk selection in the underwriting process. In the case of assumed reinsurance, all of the above risks apply. In addition, changes in ceding company case reserving and reporting patterns can create additional factors that need to be considered in estimating the reserves. Due to the inherent complexity of the assumptions used, final claim settlements may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $290 as of December 31, 2010, including $79 related to Property & Casualty Commercial and $211 related to Other Operations.
The Company’s estimate of reinsurance recoverables, net of an allowance for uncollectible reinsurance, is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, the Other Operations operating segment, within Corporate and Other, includes reserves for asbestos and environmental (“A&E”) claims. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for losses and loss adjustment expenses.
The following table shows loss and loss adjustment expense reserves by line of business as of December 31, 2010, net of reinsurance:

	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Reserve Line of Business
Commercial property	$162	$—	$—	$162
Homeowners’	—	435	—	435
Auto physical damage	13	15	—	28
Auto liability	587	1,674	—	2,261
Package business	1,256	—	—	1,256
Workers’ compensation	6,701	—	—	6,701
General liability	2,720	34	—	2,754
Professional liability	644	—	—	644
Fidelity and surety	269	—	—	269
Assumed reinsurance [1]	—	—	400	400
All other non-A&E	—	—	901	901
A&E	14	2	2,121	2,137

Total reserves-net	12,366	2,160	3,422	17,948
Reinsurance and other recoverables	2,361	17	699	3,077

Total reserves-gross	$14,727	$2,177	$4,121	$21,025

[1]	These net loss and loss adjustment expense reserves relate to assumed reinsurance that was moved into Other Operations (formerly known as “HartRe”).
Reserving Methodology
(See Reserving for Asbestos and Environmental Claims within Other Operations for a discussion of how A&E reserves are set)
How reserves are set
Reserves are set by line of business within the various segments. A single line of business may be written in more than one segment. Case reserves are established by a claims handler on each individual claim and are adjusted as new information becomes known during the course of handling the claim. Lines of business for which loss data (e.g., paid losses and case reserves) emerge (i.e., is reported) over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s shortest-tail lines of business are property and auto physical damage. The longest tail lines of business include workers’ compensation, general liability, professional liability and assumed reinsurance. For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods and, accordingly, may not be indicative of ultimate losses.

Company reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. For most lines of business, these reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and fidelity and surety. Other reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred before 1990, assumed reinsurance, latent exposures such as construction defects, unallocated loss adjustment expense and all other non-A&E exposures. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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
As of December 31, 2010 and 2009, net property and casualty insurance product reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates and which generally exceed the statutory discount rates set by regulators, such that workers’ compensation reserves for statutory reporting are higher than the reserves for U.S. GAAP reporting. Largely offsetting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting. Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies.
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
Personal Auto Liability. For auto liability, and bodily injury in particular, the Company performs a greater number of techniques than it does for property and auto physical damage. In addition, because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company uses Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving techniques. The Company generally uses the reported development method for older accident years as a higher percentage of ultimate losses are reflected in reported losses than in cumulative paid losses and the frequency/severity and Berquist-Sherman methods for more recent accident years. Recent periods are influenced by changes in case reserve practices and changing disposal rates; the frequency/severity techniques are not affected as much by these changes and the Berquist-Sherman techniques specifically adjust for these changes.
Auto Liability for Commercial Lines and Short-Tailed General Liability. The Company performs a variety of techniques, including the paid and reported development methods and frequency / severity techniques. For older, more mature accident years, management finds that reported development techniques are best. For more recent accident years, management typically prefers frequency / severity techniques that make separate assumptions about loss activity above and below a selected capping level.
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

Workers’ Compensation. Workers’ compensation is the Company’s single largest reserve line of business so a wide range of methods are reviewed in the reserve analysis. Methods performed include paid and reported development, variations on expected loss ratio methods, and an in-depth analysis on the largest states. Historically, paid development patterns in the Company’s workers’ compensation business have been stable, so paid techniques are preferred for older accident periods. For more recent periods, paid techniques are less predictive of the ultimate liability since such a low percentage of ultimate losses are paid in early periods of development. Accordingly, for more recent accident periods, the Company generally relies more heavily on a state-by-state analysis and the expected loss ratio approach.
Professional Liability. Reported and paid loss developments patterns for this line tend to be volatile. Therefore, the Company typically relies on frequency and severity techniques.
Assumed Reinsurance and All Other. For these lines, management tends to rely on the reported development techniques. In assumed reinsurance, assumptions are influenced by information gained from claim and underwriting audits.
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
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the information that has been accumulated. Numerous factors are considered in this process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. Total recorded net reserves, excluding asbestos and environmental, were 3.2% higher than the actuarial indication of the reserves as of December 31, 2010.
See the Reserve Development section for a discussion of changes to reserve estimates recorded in 2010.
Current trends contributing to reserve uncertainty
The Hartford is a multi-line company in the property and casualty insurance business. The Hartford is therefore subject to reserve uncertainty stemming from a number of conditions, including but not limited to those noted above, any of which could be material at any point in time. Certain issues may become more or less important over time as conditions change. As various market conditions develop, management must assess whether those conditions constitute a long-term trend that should result in a reserving action (i.e., increasing or decreasing the reserve).
Within Property & Casualty Commercial and Other Operations, the Company has exposure to claims asserted for bodily injury as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company is monitoring trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.
In Consumer Markets, reserving estimates are generally less variable than for the Company’s other property and casualty segments because of the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends and their impact on recorded reserve levels. Severity trends can be impacted by changes in internal claim handling and case reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. In addition, the introduction of new products has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
In standard commercial lines, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. Medical costs make up more than 50% of workers’ compensation payments and it is possible that federal health care reform will impact medical payments in workers’ compensation. These changes increase the uncertainty in the application of development patterns. In addition, over the past several accident years, the Company has experienced favorable claim frequency on workers’ compensation claims. The Company’s reserve estimates assume that severity will not be adversely impacted by the lower volume of reported claims.

In specialty lines, many lines of insurance are “long-tail”, including large deductible workers’ compensation insurance, as such, reserve estimates for these lines are more difficult to determine than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for large deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Another example of reserve variability relates to reserves for directors’ and officers’ insurance. There is potential volatility in the required level of reserves due to the continued uncertainty regarding the number and severity of class action suits, including uncertainty regarding the Company’s exposure to losses arising from the collapse of the sub-prime mortgage market. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies is primarily in excess layers, making estimates of loss more complex. The recent financial market turmoil has increased the number of shareholder class action lawsuits against our insureds or their directors and officers and this trend could continue for some period of time.
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
Recorded reserves for auto liability, net of reinsurance, are $2.3 billion across all lines, $1.7 billion of which is in Consumer Markets. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key indicator for Consumer Markets auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 2.5 point change in annual severity for the two most recent accident years would change the estimated net reserve need by $90, in either direction. A 2.5 point change in annual severity is within the Company’s historical variation.
Recorded reserves for workers’ compensation, net of reinsurance, are $6.7 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, medical cost inflation. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 3%, the estimated net reserve need would change by $400, in either direction. A 3% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Recorded reserves for general liability, net of reinsurance, are $2.8 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 9%, the estimated net reserve need would change by $200, in either direction. A 9% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Similar to general liability, assumed casualty reinsurance is affected by reported loss development patterns. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for HartRe assumed reinsurance business, excluding asbestos and environmental liabilities, within Other Operations were $400 as of December 31, 2010. If the reported loss development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance change by 10%, the estimated net reserve need would change by $215, in either direction. A 10% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.

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
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2010 of $2.14 billion ($1.80 billion and $339 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.67 billion to $2.44 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in Other Operations regularly and, where future developments indicate, make appropriate adjustments to the reserves.
Total Property and Casualty Insurance Product Reserves, Net of Reinsurance, Results
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty businesses at December 31, 2010 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.

Reserve Roll-forwards and Development
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are changed after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2010:
For the year ended December 31, 2010

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651
Reinsurance and other recoverables	2,570	11	860	3,441

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,579	2,737	—	6,316
Current accident year catastrophes	152	300	—	452
Prior accident years	(361)	(86)	251	(196)

Total provision for unpaid losses and loss adjustment expenses	3,370	2,951	251	6,572
Payments	(3,485)	(2,889)	(460)	(6,834)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948
Reinsurance and other recoverables	2,361	17	699	3,077

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025

Earned premiums	$5,744	$3,947
Loss and loss expense paid ratio [1]	60.7	73.2
Loss and loss expense incurred ratio	58.7	74.8
Prior accident years development (pts) [2]	(6.3)	(2.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2010
Included within prior accident years development for the year ended December 31, 2010 were the following reserve strengthenings (releases):
For the year ended December 31, 2010

	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(54)	$(115)	$—	$(169)
Professional liability	(88)	—	—	(88)
Workers’ compensation	(70)	—	—	(70)
General liability, umbrella and high hazard liability	(66)	—	—	(66)
General liability, excluding umbrella and high hazard liability	(42)	—	—	(42)
Package business	(19)	—	—	(19)
Commercial property	(16)	—	—	(16)
Fidelity and surety	(5)	—	—	(5)
Homeowners	—	23	—	23
Net environmental reserves	—	—	67	67
Net asbestos reserves	—	—	189	189
All other non-A&E within Other Operations	—	—	11	11
Uncollectible reinsurance	(30)	—	—	(30)
Discount accretion on workers’ compensation	26	—	—	26
Catastrophes	1	10	—	11
Other reserve re-estimates, net	2	(4)	(16)	(18)

Total prior accident years development	$(361)	$(86)	$251	$(196)

During 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for commercial auto claims as the Company lowered its reserve estimate to recognize a lower severity trend during 2009 that continued into 2010 on larger claims in accident years 2002 to 2009.

•
Released reserves for personal auto liability claims. Favorable trends in reported severity have persisted, most notably for accident years 2008 and 2009. As these accident years develop, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience. The reserve releases impact accident years 2004 through 2009, as some of the older years are also showing improvements in reported severity.

•
Released reserves for professional liability claims, primarily related to directors’ and officers’ (“D&O”) claims in accident years 2008 and prior. For these accident years, reported losses for claims under D&O policies have been emerging favorably to initial expectations due to lower than expected claim severity.

•
Released reserves for workers’ compensation business, primarily related to accident years 2006 and 2007. Management updated reviews of state reforms affecting these accident years and determined impacts to be more favorable than previously estimated. Accordingly, management reduced reserve estimates for these years.

•
Released reserves for general liability claims, primarily related to accident years 2005 through 2008. Claim emergence for these accident years continues to be lower than anticipated. Management now believes this lower level of claim activity will continue into the future and has reduced its reserve estimate in response to these favorable trends. Partially offsetting this reserve release is strengthening on loss adjustment expense reserves during the second quarter of 2010 due to higher than expected allocated loss expenses for claims in accident years 2000 and prior.

•
Released reserves for package business claims, primarily related to accident years 2005 through 2009. Claim emergence within the liability portion of the package coverage for these accident years continues to be lower than anticipated. Management now believes this lower level of claim activity will continue into the future and has reduced its reserve estimate in response to these favorable trends.

•
Strengthened reserves for homeowners’ claims. During 2010, the Company observed a lengthening of the claim reporting period for homeowners’ claims for prior accident years which resulted in increasing management’s estimate of the ultimate cost to settle these claims. The Company is also spending more on independent adjuster fees to better assess property damages.

•	The Company reviewed its allowance for uncollectible reinsurance in the second quarter of 2010 and reduced its allowance, in part, by a reduction in gross ceded loss recoverables.

•	Refer to the Other Operations Claims section for further discussion concerning the Company’s annual evaluations of net environmental and net asbestos reserves, and related reinsurance.

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2009:
For the year ended December 31, 2009

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,273	$2,083	$4,577	$21,933
Reinsurance and other recoverables	2,742	46	798	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,531	2,037	3,779	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,582	2,707	1	6,290
Current accident year catastrophes	78	228	—	306
Prior accident years	(394)	(33)	241	(186)

Total provision for unpaid losses and loss adjustment expenses	3,266	2,902	242	6,410
Payments	(3,316)	(2,841)	(390)	(6,547)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210
Reinsurance and other recoverables	2,570	11	860	3,441

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651

Earned premiums	$5,903	$3,959
Loss and loss expense paid ratio [1]	56.2	71.8
Loss and loss expense incurred ratio	55.3	73.3
Prior accident years development (pts) [2]	(6.7)	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2009
Included within prior accident years development for the year ended December 31, 2009 were the following reserve strengthenings (releases):
For the year ended December 31, 2009

	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(47)	$(77)	$—	$(124)
Professional liability	(127)	—	—	(127)
General liability, umbrella and high hazard liability	(112)	—	—	(112)
Workers’ compensation	(92)	—	—	(92)
Package business	38	—	—	38
Fidelity and surety	28	—	—	28
Homeowners	—	18	—	18
Net environmental reserves	—	—	75	75
Net asbestos reserves	—	—	138	138
All other non-A&E within Other Operations	—	—	35	35
Uncollectible reinsurance	(20)	—	(20)	(40)
Discount accretion on workers’ compensation	24	—	—	24
Catastrophes	(23)	—	—	(23)
Other reserve re-estimates, net	(63)	26	13	(24)

Total prior accident years development	$(394)	$(33)	$241	$(186)

During 2009, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims, as in the beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. During 2009, the Company recognized that favorable development in reported severity was a sustained trend for those accident years and, accordingly, management reduced its reserve estimate. In the third and fourth quarters of 2009, management also recognized sustained favorable development trends in AARP for accident years 2006 to 2008 and released reserves for those accident years.

•
Released reserves for commercial auto liability claims, primarily related to accident years 2003 to 2008. In the fourth quarter of 2009, the Company recognized that the full value of large auto liability claims was being recognized as case reserves at an earlier age. The increased adequacy of case reserves caused the Company to decrease its estimate of reserves for IBNR loss and loss adjustment expenses.

•
While the Company expects its losses from the sub-prime mortgage and credit crisis, as well as its exposure to the Madoff and Stanford cases to be manageable, there is nonetheless the risk that claims under professional liability, otherwise known as directors’ and officers’ (“D&O”) and errors and omissions (“E&O”), insurance policies incurred in the 2007 and 2008 accident years may develop adversely as the claims are settled. However, so far, the Company has seen no evidence of adverse loss experience related to these events. In fact, reported losses to date for claims under D&O and E&O policies for the 2007 accident year have been emerging favorably to initial expectations. In addition, for the 2003 to 2006 accident years, reported losses for claims under D&O and E&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. The Company released reserves for D&O and E&O claims in 2009 related to the 2003 to 2008 accident years. Any continued favorable emergence of claims under D&O and E&O insurance policies for the 2008 and prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.

•
Released reserves for general liability claims, primarily related to accident years 2003 to 2007. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During 2009, management determined that the lower level of loss emergence was also evident in accident year 2007 and had continued for accident years 2003 to 2006 and, as a result, the Company reduced the reserves. In addition, during the third quarter of 2009, the Company recognized that the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized additional ceded losses on accident years 1999 and prior. These third quarter events were largely offsetting.

•
Released workers’ compensation reserves, primarily related to additional ceded losses on accident years 1999 and prior and lower allocated loss adjustment expense reserves in accident years 2003 to 2007. During the first quarter of 2009, the Company observed lower than expected allocated loss adjustment expense payments on older accident years. As a result, the Company reduced its estimate for future expense payments on more recent accident years.

•
Strengthened reserves for liability claims under package policies, primarily related to allocated loss adjustment expenses for accident years 2000 to 2005 and 2007 and 2008. During the first quarter of 2009, the Company identified higher than expected expense payments on older accident years related to the liability coverage. Additional analysis in the second quarter of 2009 showed that this higher level of loss adjustment expense is likely to continue into more recent accident years. As a result, in the second quarter of 2009, the Company increased its estimates for future expense payments for the 2007 and 2008 accident years. In addition, during the third quarter of 2009, the Company recognized the cost of late emerging exposures were likely to be higher than previously expected. Also in the third quarter, the Company recognized a lower than expected frequency of high severity claims. These third quarter events were largely offsetting.

•
Strengthened reserves for surety business, primarily related to accident years 2004 to 2007. The net strengthening consisted of $55 strengthening of reserves for customs bonds, partially offset by a $27 release of reserves for contract surety claims. During 2008, the Company became aware that there were a large number of late reported surety claims related to customs bonds. Continued high volume of late reported claims during 2009 caused the Company to strengthen the reserves. Because the pattern of claim reporting for customs bonds has not been similar to the reporting pattern of other surety bonds, future claim activity is difficult to predict. It is possible that as additional claim activity emerges, our estimate of both the number of future claims and the cost of those claims could change substantially.

•
Strengthened reserves for property in personal homeowners’ claims, primarily driven by increased claim settlement costs in recent accident years and increased losses from underground storage tanks in older accident years. In 2008, the Company began to observe increasing claim settlement costs for the 2005 to 2008 accident years and, in the first quarter of 2009, determined that this higher cost level would continue, resulting in reserve strengthening for these accident years. In addition, beginning in 2008, the Company observed unfavorable emergence of homeowners’ casualty claims for accident years 2003 and prior, primarily related to underground storage tanks. Following a detailed review of these claims in the first quarter of 2009, management increased its estimate of the magnitude of this exposure and strengthened homeowners’ casualty claim reserves.

•
The Company reviewed its allowance for uncollectible reinsurance for Property & Casualty Commercial in the second quarter of 2009 and reduced its allowance for Property & Casualty Commercial driven, in part, by a reduction in gross ceded loss recoverables.

•	Refer to the Other Operations Claims section for further discussion concerning the Company’s annual evaluations of net environmental and net asbestos reserves, and related reinsurance.

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2008:
For the year ended December 31, 2008

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,020	2,065	5,068	22,153
Reinsurance and other recoverables	2,917	67	938	3,922

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,103	1,998	4,130	18,231

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,835	2,552	3	6,390
Current accident year catastrophes	285	258	—	543
Prior accident years	(298)	(52)	124	(226)

Total provision for unpaid losses and loss adjustment expenses	3,822	2,758	127	6,707
Payments	(3,394)	(2,719)	(478)	(6,591)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,531	2,037	3,779	18,347
Reinsurance and other recoverables	2,742	46	798	3,586

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,273	$2,083	$4,577	$21,933

Earned premiums	$6,395	$3,935
Loss and loss expense paid ratio [1]	53.0	69.1
Loss and loss expense incurred ratio	59.8	70.1
Prior accident years development (pts) [2]	(4.7)	(1.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
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
For the year ended December 31, 2008

	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Gross incurred claim and claim adjustment expenses for current accident year catastrophes	$312	$260	$—	$572
Ceded claim and claim adjustment expenses for current accident year catastrophes	27	2	—	29

Net incurred claim and claim adjustment expenses for current accident year catastrophes	285	258	—	543
Assessments owed to Texas Windstorm Insurance Association due to hurricane Ike	10	10	—	20
Reinstatement premium ceded to reinsurers due to hurricane Ike	—	1	—	1

Total current accident year catastrophe impacts	$295	$269	$—	$564

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
The Company’s estimate of ultimate loss and loss expenses arising from hurricanes and other catastrophes is based on covered losses under the terms of the policies. The Company does not provide residential flood insurance on its homeowners policies so the Company’s estimate of hurricane losses on homeowners’ business does not include any provision for damages arising from flood waters. The Company acts as an administrator for the Write Your Own flood program on behalf of the National Flood Insurance Program under FEMA, for which it earns a fee for collecting premiums and processing claims. Under the program, the Company services both personal lines and commercial lines flood insurance policies and does not assume any underwriting risk. As a result, catastrophe losses in the above table do not include any losses related to the Write Your Own flood program.

Prior accident years development recorded in 2008
Included within prior accident years development for the year ended December 31, 2008 were the following reserve strengthenings (releases):
For the year ended December 31, 2008

	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(27)	$(46)	$—	$(73)
Workers’ compensation	(156)	—	—	(156)
General liability, umbrella and high hazard liability	(105)	—	—	(105)
General liability and products liability	67	—		67
Professional liability	(75)	—	—	(75)
Extra-contractual liability claims under non-standard personal auto policies	—	(24)	—	(24)
Construction defect claims	(10)	—	—	(10)
National account general liability allocated loss adjustment expense reserves	25	—	—	25
Net environmental reserves	—	—	53	53
Net asbestos reserves	—	—	50	50
Discount accretion on workers’ compensation	26	—	—	26
Catastrophes	(27)	—	—	(27)
Other reserve re-estimates, net	(16)	18	21	23

Total prior accident years development	$(298)	$(52)	$124	$(226)

During 2008, the Company’s re-estimates of prior accident year reserves included the following significant reserve changes:
•
Released commercial auto liability reserves, primarily related to accident years 2002 to 2007. Management has observed fewer than previously expected large losses in accident years 2006 and 2007 and lower than previously expected severity on large claims in accident years 2002 to 2005. In 2008, management recognized that favorable development in reported claim severity was a sustained trend and, accordingly, management reduced its estimate of the reserves.

•
Released reserves for personal auto liability claims, principally related to AARP business for the 2005 through 2007 accident years. Beginning in the first quarter of 2008, management observed an improvement in emerged claim severity for the 2005 through 2007 accident years attributed, in part, to changes made in claim handling procedures in 2007. In the third and fourth quarter of 2008, the Company recognized that favorable development in reported severity was a sustained trend and, accordingly, management reduced its reserve estimate.

•
Released workers’ compensation reserves primarily related to accident years 2000 to 2007. These reserve releases are a continuation of favorable developments first recognized in 2005 and recognized in both 2006 and 2007. The reserve releases in 2008 resulted from a determination that workers’ compensation losses continue to develop even more favorably from prior expectations due, in part, to state legal reforms, including in California and Florida, and underwriting actions as well as cost reduction initiatives first instituted in 2003. In particular, the state legal reforms and underwriting actions have resulted in lower than expected medical claim severity.

•
Released reserves for general liability claims primarily related to the 2001 to 2007 accident years. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in a reserve release in each quarter since the third quarter of 2007. During 2008, the Company observed that this favorable trend continued with the 2007 accident year. The number of reported claims for this line of business has been lower than expected, a trend first observed in 2005. Over time, management has come to believe that the lower than expected number of claims reported to date will not be offset by a higher than expected number of late reported claims.

•
Strengthened reserves for general liability and products liability claims primarily for accident years 2004 and prior for losses expected to emerge after 20 years of development. In 2007, management observed that long outstanding general liability claims have been settling for more than previously anticipated and, during the first quarter of 2008, the Company increased the estimate of late development of general liability claims.

•
Released reserves for professional liability claims for accident years 2003 to 2006. During 2008, the Company updated its analysis of certain professional liability claims and the new analysis showed that claim severity for directors and officers losses in the 2003 to 2006 accident years were favorable to previous expectations, resulting in a reduction of reserves. The analysis also showed favorable emergence of claim severity on errors and omission policy claims for the 2004 and 2005 accident years, resulting in a release of reserves.

•
Released reserves for extra-contractual liability claims under non-standard personal auto policies. As part of the agreement to sell its non-standard auto insurance business in November, 2006, the Company continues to be obligated for certain extra-contractual liability claims arising prior to the date of sale. Reserve estimates for extra-contractual liability claims are subject to significant variability depending on the expected settlement of individually large claims and, during 2008, the Company determined that the settlement value of a number of these claims was expected to be less than previously anticipated, resulting in a $24 release of reserves.

•
Released reserves for construction defect claims for accident years 2005 and prior due to lower than expected reported claim activity. Lower than expected claim activity was first noted in the first quarter of 2007 and continued throughout 2007. In the first quarter of 2008, management determined that this was a verifiable trend and reduced reserves accordingly.

•
Strengthened reserves for allocated loss adjustment expenses on national account general liability claims. Allocated loss adjustment expense reserves on general liability excess and umbrella claims were strengthened for accident years 2004 and prior as the Company observed that the cost of settling these claims has exceeded previous expectations.

•	Refer to the Other Operations Claims section for further discussion concerning the Company’s annual evaluations of net environmental and net asbestos reserves, and related reinsurance.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2010, 2009 and 2008.
Other Operations Losses and Loss Adjustment Expenses

	Asbestos	Environmental	All Other [1]	Total
2010
Beginning liability — net [2] [3]	$1,892	$307	$1,432	$3,631
Losses and loss adjustment expenses incurred	189	67	(5)	251
Losses and loss adjustment expenses paid	(294)	(40)	(125)	(459)

Ending liability — net [2] [3]	$1,787 [4]	$334	$1,302	$3,423

2009
Beginning liability — net [2] [3]	$1,884	$269	$1,628	$3,781
Losses and loss adjustment expenses incurred	138	75	29	242
Losses and loss adjustment expenses paid	(181)	(40)	(171)	(392)
Reclassification of asbestos and environmental liabilities	51	3	(54)	—

Ending liability — net [2] [3]	$1,892	$307	$1,432	$3,631

2008
Beginning liability — net [2] [3]	$1,998	$251	$1,888	$4,137
Losses and loss adjustment expenses incurred	68	54	7	129
Losses and loss adjustment expenses paid	(182)	(36)	(267)	(485)

Ending liability — net [2] [3]	$1,884	$269	$1,628	$3,781

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments for asbestos and environmental net liabilities of $11 and $5, respectively, as of December 31, 2010, $10 and $5, respectively, as of December 31, 2009, and $12 and $6, respectively, as of December 31, 2008; total net losses and loss adjustment expenses incurred for the years ended December 31, 2010, 2009 and 2008 of $15, $16 and $16, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the years ended December 31, 2010, 2009 and 2008 of $14, $19 and $13, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Property & Casualty Commercial and Commercial Markets, were $2,308 and $378, respectively, as of December 31, 2010; $2,484 and $367, respectively, as of December 31, 2009; and $2,498 and $309, respectively, as of December 31, 2008.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $300 and $227, respectively, resulting in a one year net survival ratio of 6.0 and a three year net survival ratio of 7.9. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the years ended December 31, 2010, 2009 and 2008, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
2010
Gross
Direct	$201	$209	$35	$50
Assumed Reinsurance	128	—	12	5
London Market	42	(15)	7	10

Total	371	194	54	65
Ceded	(77)	(5)	(14)	2

Net	$294	$189	$40	$67

2009
Gross
Direct	$160	$117	$29	$92
Assumed Reinsurance	56	52	7	—
London Market	18	—	10	12

Total	234	169	46	104
Ceded	(53)	(31)	(6)	(29)

Net prior to reclassification	181	138	40	75

Reclassification of asbestos and environmental liabilities [2]	—	51	—	3

Net	$181	$189	$40	$78

2008
Gross
Direct	$207	$76	$32	$69
Assumed — Domestic	61	—	9	(17)
London Market	19	—	6	13

Total	287	76	47	65
Ceded	(105)	(8)	(11)	(11)

Net	$182	$68	$36	$54

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Property & Casualty Commercial. Total gross losses and LAE incurred in Property & Casualty Commercial for the years ended December 31, 2010, 2009 and 2008 includes $15, $17 and $15, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Property & Casualty Commercial for the years ended December 31, 2010, 2009 and 2008 includes $14, $20 and $12, respectively, related to asbestos and environmental claims.

[2]	During the three months ended June 30, 2009, the Company reclassified liabilities of $54 that were previously classified as “All Other” to “Asbestos” and “Environmental”.
In the fourth quarters of 2010, 2009 and 2008, the Company completed evaluations of certain of its non-asbestos and environmental reserves, including its assumed reinsurance liabilities. Based on this evaluation in 2010, the Company recognized unfavorable prior year development of $11. In 2009, the Company recognized unfavorable prior year development of $35, principally driven by higher projected unallocated loss adjustment expenses. The Company recognized favorable prior year development of $30 in 2008 for its HartRe assumed reinsurance liabilities principally driven by lower than expected reported losses. In 2008, the favorable HartRe assumed reinsurance prior year development was offset by unfavorable other non-asbestos and environmental prior year development of $30, including $25 of adverse development for assumed reinsurance obligations of the Company’s Bermuda operations.
During the third quarters of 2010, 2009 and 2008, the Company completed its annual ground up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. During the third quarter of 2010, the Company found estimates for some individual accounts increased based upon unfavorable litigation results and increased clean-up or expense costs, with the vast majority of this deterioration emanating from a limited number of insureds. In 2009, the Company found estimates for some individual accounts increased based upon additional sites identified, litigation developments and new damage and defense cost information obtained on these accounts since the last review. In 2008, the Company found that the decline in the reporting of new accounts and sites has been slower than anticipated in the previous review. The net effect of these account-specific changes as well as actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in $62, $75 and $53 increases in net environmental liabilities in 2010, 2009 and 2008, respectively. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.

In reporting environmental results, the Company classifies its gross exposure into Direct, Assumed Reinsurance, and London Market. The following table displays gross environmental reserves and other statistics by category as of December 31, 2010.
Summary of Environmental Reserves
As of December 31, 2010

Total Reserves
Gross [1] [2]
Direct	$273
Assumed Reinsurance	47
London Market	58

Total	378
Ceded	(39)

Net	$339

[1]	The one year gross paid amount for total environmental claims is $61, resulting in a one year gross survival ratio of 6.2.

[2]	The three year average gross paid amount for total environmental claims is $56, resulting in a three year gross survival ratio of 6.8.
During the second quarters of 2010, 2009 and 2008, the Company completed its annual ground-up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $169 in second quarter 2010. During 2010 and 2009, for certain direct policyholders, the Company experienced increases in claim severity and expense. Increases in severity and expense were driven by litigation in certain jurisdictions and, to a lesser extent, development on primarily peripheral accounts. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The net effect of these changes in 2009 resulted in a $138 increase in net asbestos reserves. In the second quarter of 2008, the Company found estimates for individual cases changed based upon the particular circumstances of each account. These changes were case specific and not as a result of any underlying change in the current environment. The net effect of these changes resulted in a $50 increase in net asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
The Company classifies its gross asbestos exposures into Direct, Assumed Reinsurance and London Market. The Company further classifies its direct asbestos exposures into the following categories: Major Asbestos Defendants (the “Top 70” accounts in Tillinghast’s published Tiers 1 and 2 and Wellington accounts), which are subdivided further as: Structured Settlements, Wellington, Other Major Asbestos Defendants, Accounts with Future Expected Exposures greater than $2.5, Accounts with Future Expected Exposures less than $2.5, and Unallocated.
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

The following table displays gross asbestos reserves and other statistics by policyholder category as of December 31, 2010.
Summary of Gross Asbestos Reserves
As of December 31, 2010

	Number of	All Time	Total	All Time
	Accounts [2]	Paid [3]	Reserves	Ultimate [3]
Gross Asbestos Reserves as of June 30, 2010 [1]
Major asbestos defendants [5]
Structured settlements (includes 4 Wellington accounts) [6]	7	$312	$428	$740
Wellington (direct only)	29	908	44	952
Other major asbestos defendants	29	476	132	608
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	77	832	585	1,417
Accounts with future exposure < $2.5	1,122	409	133	542
Unallocated [7]		1,766	446	2,212

Total Direct		4,703	1,768	6,471
Assumed Reinsurance		1,199	469	1,668
London Market		605	308	913

Total as of June 30, 2010 [1]		6,507	2,545	9,052

Gross paid loss activity for the third quarter and fourth quarter 2010		242	(242)	—
Gross incurred loss activity for the third quarter and fourth quarter 2010			5	5

Total as of December 31, 2010 [4]		$6,749	$2,308	$9,057

[1]	Gross Asbestos Reserves based on the second quarter 2010 asbestos reserve study.

[2]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2010.

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

[4]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio of 7.5 as of December 31, 2010 is computed based on total paid losses of $917 for the period from January 1, 2008 to December 31, 2010. As of December 31, 2010, the one year gross paid amount for total asbestos claims is $378 resulting in a one year gross survival ratio of 6.1.

[5]	Includes 25 open accounts at June 30, 2010. Included 25 open accounts at June 30, 2009.

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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarters of 2010, 2009 and 2008, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The evaluation in the second quarter of 2010 resulted in no addition to the allowance for uncollectible reinsurance. As of December 31, 2010, the allowance for uncollectible reinsurance for Other Operations totals $211. As a result of the second quarter of 2009 evaluation, the Company reduced its allowance for uncollectible reinsurance by $20 principally to reflect decreased reinsurance recoverable dispute exposure and favorable activity since the last evaluation. The evaluation in the second quarter of 2008 resulted in no addition to the allowance for uncollectible reinsurance. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves.

Impact of Re-estimates
The establishment of property and casualty insurance product reserves is an estimation process, using a variety of methods, assumptions and data elements. Ultimate losses may vary significantly from the current estimates. Many factors can contribute to these variations and the need to change the previous estimate of required reserve levels. Subsequent changes can generally be thought of as being the result of the emergence of additional facts that were not known or anticipated at the time of the prior reserve estimate and/or changes in interpretations of information and trends.
The table below shows the range of annual reserve re-estimates experienced by The Hartford over the past ten years. The amount of prior accident year development (as shown in the reserve rollforward) for a given calendar year is expressed as a percent of the beginning calendar year reserves, net of reinsurance. The percentage relationships presented are significantly influenced by the facts and circumstances of each particular year and by the fact that only the last ten years are included in the range. Accordingly, these percentages are not intended to be a prediction of the range of possible future variability. See “Impact of key assumptions on reserve volatility” within this section for further discussion of the potential for variability in recorded loss reserves.

	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2010 [1] [2]	(3.1) – 1.5	(5.2) – 5.1	2.9 – 67.5	(1.2) – 21.5

[1]	Excluding the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (3.0)% to 1.6%.

[2]	Development for Corporate is included in Property & Casualty Commercial and Consumer Markets in 2007 and prior.
The potential variability of the Company’s property and casualty insurance product reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed above.
A table depicting the historical development of the liabilities for unpaid losses and loss adjustment expenses, net of reinsurance, follows.
Loss Development Table
Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31, [1]

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$12,316	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948
Cumulative paid losses and loss expenses
One year later	3,272	3,339	3,480	4,415	3,594	3,702	3,727	3,703	3,771	3,882
Two years later	5,315	5,621	6,781	6,779	6,035	6,122	5,980	5,980	6,273
Three years later	6,972	8,324	8,591	8,686	7,825	7,755	7,544	7,752	—
Four years later	9,195	9,710	10,061	10,075	9,045	8,889	8,833	—	—
Five years later	10,227	10,871	11,181	11,063	9,928	9,903	—	—	—
Six years later	11,140	11,832	12,015	11,821	10,798	—	—	—	—
Seven years later	11,961	12,563	12,672	12,601	—	—	—	—	—
Eight years later	12,616	13,166	13,385	—	—	—	—	—	—
Nine years later	13,167	13,829	—	—	—	—	—	—	—
Ten years later	13,779	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	12,459	13,153	15,965	16,632	16,439	17,159	17,652	18,005	18,161	18,014
Two years later	12,776	16,176	16,501	17,232	16,838	17,347	17,475	17,858	18,004
Three years later	15,760	16,768	17,338	17,739	17,240	17,318	17,441	17,700	—
Four years later	16,584	17,425	17,876	18,367	17,344	17,497	17,439	—	—
Five years later	17,048	17,927	18,630	18,554	17,570	17,613	—	—	—
Six years later	17,512	18,686	18,838	18,836	17,777	—	—	—	—
Seven years later	18,216	18,892	19,126	19,063	—	—	—	—	—
Eight years later	18,410	19,192	19,373	—	—	—	—	—	—
Nine years later	18,649	19,452	—	—	—	—	—	—	—
Ten years later	18,922	—	—	—	—	—	—	—	—

Deficiency (redundancy), net of reinsurance	$6,606	$6,592	$6,232	$2,845	$1,586	$750	$(165)	$(531)	$(343)	$(196)

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
Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31, [1]

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Net reserve, as initially estimated	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948

Reinsurance and other recoverables, as initially estimated	4,176	3,950	5,497	5,138	5,403	4,387	3,922	3,586	3,441	3,077

Gross reserve, as initially estimated	$17,036	$17,091	$21,715	$21,329	$22,266	$21,991	$22,153	$21,933	$21,651	$21,025

Net re-estimated reserve	$19,452	$19,373	$19,063	$17,777	$17,613	$17,439	$17,700	$18,004	$18,014
Re-estimated and other reinsurance recoverables	5,908	5,511	5,423	5,311	5,646	4,069	3,785	3,459	2,959

Gross re-estimated reserve	$25,360	$24,884	$24,486	$23,088	$23,259	$21,508	$21,485	$21,463	$20,973

Gross deficiency (redundancy)	$8,324	$7,793	$2,771	$1,759	$993	$(483)	$(668)	$(470)	$(678)

[1]	The above table excludes Hartford Insurance, Singapore as a result of its sale in September 2001; Hartford Seguros as a result of its sale in February 2001.
The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2010. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2010 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	Total
By Accident year
2000 & Prior	$143	$317	$2,984	$824	$464	$464	$704	$194	$239	$273	$6,606
2001	—	(24)	39	(232)	193	38	55	12	61	(13)	129
2002	—	—	(199)	(56)	180	36	(5)	2	(12)	(13)	(67)
2003	—	—	—	(122)	(237)	(31)	(126)	(21)	(6)	(20)	(563)
2004	—	—	—	—	(352)	(108)	(226)	(83)	(56)	(20)	(845)
2005	—	—	—	—	—	(103)	(214)	(133)	(47)	(91)	(588)
2006	—	—	—	—	—	—	(140)	(148)	(213)	(118)	(619)
2007	—	—	—	—	—	—	—	(49)	(113)	(156)	(318)
2008	—	—	—	—	—	—	—	—	(39)	1	(38)
2009	—	—	—	—	—	—	—	—	—	(39)	(39)

Total	$143	$293	$2,824	$414	$248	$296	$48	$(226)	$(186)	$(196)	$3,658

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
Reserve changes for accident years 2000 & Prior
The largest impacts of net reserve re-estimates are shown in the “2000 & Prior” accident years. Reserve deterioration was related to calendar years, driven, in part, by deterioration of reserves for assumed casualty reinsurance and workers’ compensation claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions. Workers’ compensation reserves also deteriorated, as medical inflation trends were above initial expectations.
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

Reserve changes for accident years 2001 and 2002
Accident years 2001 and 2002 are reasonably close to original estimates. However, each year shows some swings by calendar period, with some favorable development prior to calendar year 2005, largely offset by unfavorable development in calendar years 2005 through 2008. The release for accident year 2001 during calendar year 2004 relates primarily to reserves for the terrorist attack on September 11, 2001. Subsequent adverse developments on accident year 2001 relate to assumed casualty reinsurance and unexpected development on mature claims in both general liability and workers’ compensation. Reserve releases for accident year 2002 during calendar years 2003 and 2004 come largely from short-tail lines of business, where results emerge quickly and actual reported losses are predictive of ultimate losses. Reserve increases on accident year 2002 during calendar year 2005 were recognized, as unfavorable development on accident years prior to 2002 caused the Company to increase its estimate of unpaid losses for the 2002 accident year.
Reserve changes for accident years 2003 through 2009
Even after considering the 2007 calendar year reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years, accident years 2003 through 2007 show favorable development in calendar years 2004 through 2010. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005 and 2006, favorable re-estimates occurred for both loss and allocated loss adjustment expenses. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006. During calendar years 2005 through 2008, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims driven, in part, by state legal reforms, including in California and Florida, underwriting actions and expense reduction initiatives that have had a greater impact in controlling costs than was originally estimated. In 2007, the Company released reserves for package business claims as reported losses have emerged favorably to previous expectations. In 2007 through 2009, the Company released reserves for general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were released in 2008 and 2009 related to the 2003 through 2007 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves of auto liability claims, within Consumer Markets, were released in 2008 due largely to an improvement in emerged claim severity for the 2005 to 2007 accident years.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of the DAC asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 7 of the Notes to Consolidated Financial Statements for additional information on DAC. See Note 10 of the Notes to Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 9 of the Notes to Consolidated Financial Statements for additional information on death and other insurance benefit reserves.
As of December 31, 2010 and 2009 the most significant EGP based balances that are amortized were as follows:

	U.S. Annuity		International Annuity		Retirement Plans		Life Insurance
	2010	2009	2010	2009	2010	2009	2010	2009
DAC	$3,251	$3,114	$1,617	$1,693	$820	$701	$2,667	$2,490
SIA	$329	$324	$41	$28	$23	$23	$45	$42
URR	$99	$96	$43	$70	$—	$—	$1,383	$1,182
Death and Other Insurance Benefit Reserves	$1,052	$1,232	$696	$584	$1	$1	$113	$76
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
Beginning with the second quarter of 2009, the Company now determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This DAC Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term weighted average rate of return is 8.3% and 5.9% for U.S. and Japan, respectively.
In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. Upon completion of the assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving model.
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
EGPs are also used to determine the expected excess benefits and assessments included in the measurement of death and other insurance benefit reserves. These excess benefits and assessments are derived from a range of stochastic scenarios that have been calibrated to the Company’s RTM separate account returns. The determination of death and other insurance benefit reserves is also impacted by discount rates, lapses, volatilities and mortality assumptions.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 29% and 38% as of December 31, 2010, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Unlocks
The after-tax impact on the Company’s assets and liabilities as a result of the Unlocks for years ended 2010, 2009 and 2008, were:
For the year ended December 31, 2010:

			Death and Other
Segment			Insurance
After-tax (Charge) Benefit	DAC	URR	Benefit Reserves	SIA	Total
Global Annuity	$42	$7	$16	$—	$65
Life Insurance	23	5	1	(1)	28
Retirement Plans	18	—	—	—	18

Total	$83	$12	$17	$(1)	$111

The most significant contributors to the Unlock benefit recorded during the year ended December 31, 2010 were actual separate account returns being above our aggregated estimated return. Also included in the benefit are assumption updates related to benefits from withdrawals and lapses, offset by hedging, annuitization estimates on Japan products, and long-term expected rate of return updates.
For the year ended December 31, 2009:

			Death and Other
Segment			Insurance
After-tax (Charge) Benefit	DAC	URR	Benefit Reserves	SIA	Total [1]
Global Annuity	$(533)	$23	$(368)	$(46)	$(924)
Life Insurance	(101)	54	(4)	—	(51)
Retirement Plans	(55)	—	—	(1)	(56)
Corporate and Other	(3)	—	—	—	(3)

Total	$(692)	$77	$(372)	$(47)	$(1,034)

[1]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K variable annuity business.
The most significant contributors to the Unlock was a result of actual separate account returns being significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009.
For the year ended December 31, 2008:

			Death and Other
Segment			Insurance Benefit
After-tax (Charge) Benefit	DAC	URR	Reserves	SIA	Total
Global Annuity	$(671)	$17	$(165)	$(29)	$(848)
Life Insurance	(29)	(12)	(3)	—	(44)
Retirement Plans	(49)	—	—	—	(49)
Corporate and Other	9	—	—	—	9

Total	$(740)	$5	$(168)	$(29)	$(932)

The most significant contributors to the Unlock was a result of actual separate account returns were significantly below our aggregated estimated return. Furthermore, the Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S. In addition, Retirement Plans reduced its estimate of future fees as plans met contractual size limits (“breakpoints”), causing a lower fee schedule to apply, and the Company increased its assumption for future deposits by existing plan participants.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Investments
The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 5 of the Notes to Consolidated Financial Statements. For a discussion of results, see the Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and GMAB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. For further discussion on the impact of fair value changes from living benefits see Note 4a of the Notes to Consolidated Financial Statements and for a discussion on the sensitivities of certain living benefits due to capital market factors see Variable Product Equity Risk within Capital Markets Risk Management.
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
Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, the level of the Company’s own share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Wealth Management reporting units and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause the reporting unit’s fair value to decrease.
A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. In 2010, The Hartford has changed its reporting segments with no change to reporting units. The homeowners and automobile components of Consumer Markets have been aggregated into one reporting unit; the variable life, universal life and term life components within Life Insurance have been aggregated into one reporting unit of Individual Life; the 401(k), 457 and 403(b) components of Retirement Plans have been aggregated into one reporting unit; the retail mutual funds component of Mutual Funds has been aggregated into one reporting unit; and the group disability and group life components of Group Benefits have been aggregated into one reporting unit. In circumstances where the components of an operating segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component such as Hartford Financial Products, the Company has classified those components as reporting units. Goodwill associated with the June 30, 2000 buyback of Hartford Life, Inc. was allocated to each of Hartford Life’s reporting units based on the reporting units’ fair value of in-force business at the time of the buyback. Although this goodwill was allocated to each reporting unit, it is held in Corporate and Other for segment reporting. In addition Federal Trust Corporation is an immaterial operating segment where the goodwill has been included in the Corporate and Other.

As of December 31, 2010, the Company had goodwill allocated to the following reporting units:

	Segment	Goodwill in
	Goodwill	Corporate and Other	Total
Hartford Financial Products within Property & Casualty Commercial	$30	$—	$30
Group Benefits	—	138	138
Consumer Markets	119	—	119
Individual Life within Life Insurance	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Federal Trust Corporation within Corporate and Other	—	15	15

Total	$619	$432	$1,051

As of December 31, 2009, the Company had goodwill allocated to the following reporting units:

	Segment	Goodwill in
	Goodwill	Corporate and Other	Total
Hartford Financial Products within Property & Casualty Commercial	$30	$—	$30
Group Benefits	—	138	138
Consumer Markets	119	—	119
Individual Life within Life Insurance	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Federal Trust Corporation within Corporate and Other	—	168	168

Total	$619	$585	$1,204

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
Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the step two goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill. The fair value of the Individual Life reporting unit within Life Insurance is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the result of step one in future periods if actual earnings or business growth assumptions emerge differently than those used in determining fair value for the first step of the annual goodwill impairment test.
The annual goodwill assessment for the reporting units within Property & Casualty Commercial and Consumer Markets was completed during the fourth quarter of 2010, which resulted in no write-downs of goodwill for the year ended December 31, 2010. Consumer Markets passed the first step of its annual impairment test with a significant margin while the Hartford Financial Products reporting unit within Property & Casualty Commercial passed the first step of its annual impairment test with less than a 5% margin. The fair value of the Hartford Financial Products reporting unit is based on discounted cash flows using earnings projections on existing business and future business growth. To the extent that actual earnings or business growth assumptions emerge differently than those used in determining fair value for the first step of the annual goodwill impairment test, it could have a positive or negative impact on the results of step one in future periods.
See Note 8 of the Notes to Consolidated Financial Statements for information on the results of goodwill impairment tests performed in 2009 and 2008.

Valuation of Investments and Derivative Instruments
The fair value of AFS securities, fixed maturities, at fair value using the fair value option (“FVO”), equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayments speeds. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments Section in Note 4 of the Notes to Consolidated Financial Statements.
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
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives
Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. Derivative instruments are fair valued using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2010 and 2009, 97% of derivatives based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 5.50% and 5.25% were the appropriate discount rates as of December 31, 2010 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 5.50% and 5.25% discount rates will also be used to determine the Company’s 2011 pension and other postretirement expense, respectively. At December 31, 2009, the discount rate was 6.00% and 5.75% for pension and other postretirement expense, respectively.
As of December 31, 2010, a 25 basis point increase/decrease in the discount rate would decrease/increase the pension and other postretirement obligations by $137 and $9, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2010. This assumption will be used to determine the Company’s 2011 expense. The long-term rate of return assumption at December 31, 2009, that was used to determine the Company’s 2010 expense, was 7.30%.

Pension expense reflected in the Company’s results was $186, $137 and $122 in 2010, 2009 and 2008, respectively. The Company estimates its 2011 pension expense will be approximately $210, based on current assumptions. To illustrate the impact of these assumptions on annual pension expense for 2011 and going forward, a 25 basis point decrease in the discount rate will increase pension expense by approximately $15 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $10.
The Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual asset returns for the plans of $434 and $184 for the years ended December 31, 2010 and 2009, respectively, as compared to expected returns of $286 and $276 for the years ended December 31, 2010 and 2009, respectively, will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. The level of actuarial net loss continues to exceed the allowable amortization corridor. Based on the 5.50% discount rate selected as of December 31, 2010 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2010 will decrease annual pension expense in future years. The decrease in pension expense will be approximately $7 in 2011 and will increase ratably to a decrease of approximately $50 in 2016.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2010, including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $173 as of December 31, 2010 and $86 as of December 31, 2009. The increase in the valuation allowance during 2010 was triggered by the recognition of additional realized losses on investment securities which were incurred in the first quarter. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carryback years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations, such as asset-liability matching, and the sales of certain corporate assets, including a subsidiary. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
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

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is a financial holding company for a group of subsidiaries that provide property and casualty and life insurance and investment products to both individual and business customers in the United States and continues to administer business previously sold in Japan and the U.K.
The Company conducts business in three customer-oriented divisions, Commercial Markets, Consumer Markets and Wealth Management, each containing reporting segments. The Commercial Markets division consists of the reporting segments of Property & Casualty Commercial and Group Benefits. The Consumer Markets division is also the reporting segment. The Wealth Management division consists of the following reporting segments: Global Annuity, Life Insurance, Retirement Plans and Mutual Funds. For additional discussion regarding The Hartford’s reporting segments, see Note 3 of the Notes to Consolidated Financial Statements.
The Company derives its revenues principally from: (a) premiums earned for insurance coverages provided to insureds; (b) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverages are earned principally on a pro rata basis over the terms of the related policies in-force. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Service fees principally include revenues from third party claims administration services and revenues from member contact center services provided through the AARP Health program.
Profitability of Commercial and Consumer Markets operations over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses.
Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, and expectations about regulatory and legal developments and expense levels. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments.
The financial results in the Company’s variable annuity, mutual fund and, to a lesser extent, variable universal life businesses, depend largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
The profitability of fixed annuities and other “spread-based” products depends largely on the Company’s ability to earn target spreads between earned investment rates on its general account assets and interest credited to policyholders. In addition, the size and persistency of gross profits from these businesses is an important driver of earnings as it affects the rate of amortization of deferred policy acquisition costs.
The investment return, or yield, on invested assets is an important element of the Company’s earnings since insurance products are priced with the assumption that premiums received can be invested for a period of time before benefits, loss and loss adjustment expenses are paid. Due to the need to maintain sufficient liquidity to satisfy claim obligations, the majority of the Company’s invested assets have been held in available-for-sale securities, including, among other asset classes, corporate bonds, municipal bonds, government debt, short-term debt, mortgage-backed securities and asset-backed securities.
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
For a discussion on how The Hartford establishes property and casualty insurance product reserves, see “Property and Casualty Insurance Product Reserves, Net of Reinsurance” in the Critical Accounting Estimates section of MD&A and for further information on DAC Unlocks, see “Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts” also in the Critical Accounting Estimates section of MD&A.

Definitions of Non-GAAP and other measures and ratios
Account Value
Account value includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts. Account value is a measure used by the Company because a significant portion of the Company’s fee income is based upon the level of account value. These revenues increase or decrease with a rise or fall in the amount of account value whether caused by changes in the market or through net flows.
After-tax Margin
After-tax margin, excluding realized gains (losses) and DAC Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure after-tax margin, excluding realized gains (losses) and DAC Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in those businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so after-tax margin, excluding realized gains (losses) and DAC Unlock, should include net realized gains and losses on net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of after-tax margin. After-tax margin, excluding realized gains (losses) and DAC Unlock, should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding realized gains (losses) and DAC Unlock, and after-tax margin when reviewing the Company’s performance. After Tax Margin is calculated by dividing the earnings measures described above by Total Revenues adjusted for the measures described above. For additional information regarding the DAC Unlock, see Critical Accounting Estimates within the MD&A.
Assets Under Administration
Assets under administration (“AUA”) represents the client asset base of the Company’s recordkeeping business for which revenues are predominately based on the number of plan participants. Unlike assets under management, increases or decreases in AUA do not have a direct corresponding increase or decrease to the Company’s revenues, and therefore are not included in assets under management.
Assets Under Management
Assets under management (“AUM”) include account values and mutual fund assets. AUM is a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in the amount of account value whether caused by changes in the market or through net flows.
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

DAC amortization ratio
DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, these non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so amortization of deferred policy acquisition costs and the present value of future profits (DAC amortization ratio), which is typically expressed as a percentage of pre-tax income before the cost of this amortization (an approximation of actual gross profits) and excludes the effects of realized capital gains and losses and DAC Unlock, however should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of DAC amortization ratio. DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, should not be considered as a substitute for DAC amortization ratio and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, excluding realized gains (losses) and DAC Unlock, and DAC amortization ratio when reviewing the Company’s performance. For additional information regarding the DAC Unlock, see Critical Accounting Estimates within the MD&A.
Expense ratio
The expense ratio for the underwriting segments of Property & Casualty Commercial and Consumer Markets is the ratio of underwriting expenses, excluding bad debt expense, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other underwriting expenses and are amortized over the policy term.
The expense ratio for the remaining segments is expressed as a ratio of insurance operating costs and expenses to a revenue measure, depending on the type of business. This calculation excludes the amortization of deferred policy acquisition costs, which is calculated as a separate ratio, and is discussed below.
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
Loss and loss adjustment expense ratio
The loss and loss adjustment expense ratio is a measure of the cost of claims incurred in the calendar year divided by earned premium and includes losses incurred for both the current and prior accident years, as well as the costs of mortality and morbidity and other contractholder benefits to policyholders. Since Group Benefits occasionally buys a block of claims for a stated premium amount, the Company excludes this buyout from the loss ratio used for evaluating the underwriting results of the business as buyouts may distort the loss ratio. Among other factors, the loss and loss adjustment expense ratio needed for the Company to achieve its targeted return on equity fluctuates from year to year based on changes in the expected investment yield over the claim settlement period, the timing of expected claim settlements and the targeted returns set by management based on the competitive environment.
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
Loss ratio, excluding buyouts
The loss ratio is utilized for the Group Benefits segment and is expressed as a ratio of benefits, losses and loss adjustment expenses to premiums and other considerations, excluding buyout premiums. Buyout premiums represent takeover of open claim liabilities and other non-recurring premium amounts.

Mutual Fund Assets
Mutual fund assets include retail, investment-only and college savings plan assets under Section 529 of the Code, collectively referred to as non-proprietary, and proprietary mutual funds. Non-proprietary mutual fund assets are owned by the shareholders of those funds and not by the Company. Proprietary mutual funds include mutual funds sponsored by the Company which are owned by the separate accounts of the Company to support insurance and investment products sold by the Company. The non-proprietary mutual fund assets are not reflected in the Company’s consolidated financial statements. Mutual fund assets are a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in the amount of account value whether caused by changes in the market or through net flows.
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. The net investment spreads are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by earnings on limited partnership and other alternative investments and prepayment premiums on securities. Investment earnings can also be influenced by factors such as changes in interest rates, credit spreads and decisions to hold higher levels of short-term investments. Net investment spread is calculated by dividing net investment earnings by average reserves using a 13-point average, less interest credited divided by average account value using a 13-point average.
New business written premium
New business written premium represents the amount of premiums charged for policies issues to customers who were not insured with the Company in the previous policy term. New business written premium plus renewal policy written premium equals total written premium.
Policies in force
Policies in force represent the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Consumer Markets and standard commercial lines within Property & Casualty Commercial and is affected by both new business growth and premium renewal retention.
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
Return on Assets (“ROA”)
ROA, excluding realized gains (losses) and DAC Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure ROA, excluding realized gains (losses) and DAC Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly DAC Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, this non-GAAP measures exclude the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so ROA, excluding the realized gains (losses) and DAC Unlock, should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the statement of operations, such as net investment income. DAC Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the DAC Unlock is a reflection of the Company’s new best estimates of future gross profits, the result and its impact on the DAC amortization ratio is meaningful; however, it does distort the trend of ROA. ROA, excluding realized gains (losses) and DAC Unlock, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, excluding realized gains (losses) and DAC Unlock, and ROA when reviewing the Company’s performance. ROA is calculated by dividing the earnings measures described above by a two-point average AUM.
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
Traditional life insurance type products, such as those sold by Group Benefits, collect premiums from policyholders in exchange for financial protection for the policyholder from a specified insurable loss, such as death or disability. These premiums together with net investment income earned from the overall investment strategy are used to pay the contractual obligations under these insurance contracts. Two major factors, new sales and persistency, impact premium growth. Sales can increase or decrease in a given year based on a number of factors, including but not limited to, customer demand for the Company’s product offerings, pricing competition, distribution channels and the Company’s reputation and ratings. Persistency refers to the percentage of policies remaining in-force from year-to-year.

KEY PERFORMANCE MEASURES AND RATIOS
The Hartford considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the years ended December 31, 2010, 2009 and 2008. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
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

Property & Casualty Commercial	2010	2009	2008
Combined ratio	89.7	85.9	89.4
Catastrophe ratio	2.7	0.9	4.0
Non-catastrophe prior year development	(6.3)	(6.3)	(4.2)

Combined ratio before catastrophes and prior year development	93.4	91.2	89.6

Consumer Markets
Combined ratio	99.0	97.2	92.9
Catastrophe ratio	7.8	5.9	6.7
Non-catastrophe prior year development	(2.4)	(1.0)	(1.5)

Combined ratio before catastrophes and prior year development	93.6	92.3	87.7

Year ended December 31, 2010 compared to the year ended December 31, 2009
•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development increased primarily due to higher severity on package business and workers’ compensation, as well as an increased ratio for specialty casualty, and to a lesser extent an increase in the expense ratio due to increased expenses for taxes, licenses and fees.

•
Consumer Markets combined ratio before catastrophes and prior year development increased primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes for auto of 1.3 points due to higher auto physical damage emerged frequency and higher expected auto liability loss costs relative to average premium. The current accident year loss and loss adjustment expense ratio before catastrophes for home increased 0.7 points primarily due to an increase in loss adjustment expenses, partially offset by the effect of earned pricing increases.

Year ended December 31, 2009 compared to the year ended December 31, 2008
•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development for the year increased, primarily due a decrease in earned premium and an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The increase in the current accident year loss and loss adjustment expense ratio before catastrophes was primarily due to a higher loss and loss adjustment expense ratio on workers’ compensation, package business and general liability, partially offset by lower non-catastrophe losses on property and marine business driven by favorable claim frequency and severity.

•
Consumer Markets combined ratio before catastrophes and prior year development for the year increased, primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes for both auto and home. The increase for auto was due to an increase in expected liability loss costs, an increase in physical damage frequency and a decline in average premium. The increase for home was driven by increasing severity and frequency, offset by a decline in average premium.

Return on Assets
Return on assets is a key indicator of overall profitability for the Global Annuity, Retirement Plans and Mutual Funds reporting segments as a significant portion of their earnings is based on average assets under management.

Ratios	2010		2009		2008

Global Annuity [1]
ROA	26.1	bps	(75.0	) bps	(132.9	) bps
Effect of net realized losses, net of tax and DAC on ROA	(19.0	) bps	(53.3	) bps	(106.3	) bps
Effect of DAC Unlock on ROA	4.9	bps	(47.0	) bps	(49.1	) bps

ROA, excluding realized losses and DAC Unlock	40.2	bps	25.3	bps	22.5	bps

Retirement Plans [1]
ROA	9.7	bps	(54.8	) bps	(47.9	) bps
Effect of net realized losses, net of tax and DAC on ROA	(4.8	) bps	(46.4	) bps	(51.3	) bps
Effect of DAC Unlock on ROA	5.4	bps	(11.4	) bps	(14.6	) bps

ROA, excluding realized losses and DAC Unlock	9.1	bps	3.0	bps	18.0	bps

Mutual Funds [1]
ROA	13.6	bps	8.8	bps	8.8	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	4.3	bps	—	bps	(0.2	) bps
Effect of DAC Unlock on ROA	—	bps	—	bps	(0.3	) bps

ROA, excluding realized gains and DAC Unlock	9.3	bps	8.8	bps	9.3	bps

[1]
Proprietary mutual funds, Investment-Only mutual funds, Canadian mutual funds, and 529 college savings plans effective January 1, 2010, are reported in the mutual fund business mix in 2010. Prior to 2010, proprietary mutual fund assets were included in Global Annuity, Retirement Plans, and Mutual Funds, as those same assets generate earnings for each of these segments.

Year ended December 31, 2010 compared to year ended December 31, 2009
•
Global Annuity’s ROA, excluding realized losses and DAC Unlock, increased primarily due to improved net investment income on limited partnerships and other alternative investments, a lower DAC amortization rate, improved operating expenses associated with the restructuring of the international annuity operations and the absence of 3 Win charges recognized in the first quarter of 2009 of $40, after-tax.

•
Retirement Plans’ ROA, excluding realized losses and DAC Unlock, increased primarily due to improved performance on limited partnerships and other alternative investments in 2010, and was driven by improvement in the equity markets, which led to increased account values and increased deposit activity.

•
Mutual Funds’ ROA, excluding realized gains, increase was primarily driven by improvement in the equity markets, which enabled this business to partially return to scale, and the impact of lower operating expenses, partially offset by the addition of proprietary mutual fund assets to this line of business, which has a lower ROA level than the non-proprietary business.

Year ended December 31, 2009 compared to year ended December 31, 2008
•
Global Annuity’s ROA, excluding realized losses and DAC Unlock, increased primarily due to the impact of the write off of goodwill in 2008 of $274, after-tax, partially offset by higher DAC amortization and lower investment spread in 2009. In addition, Global Annuity’s ROA, excluding realized losses and DAC Unlock, for the year ended December 31, 2009 improved due to lower 3 Win related charges in 2009 versus 2008 of $40 and $152, after-tax, respectively.

•
Retirement Plans’ ROA, excluding realized losses and DAC Unlock, decreased primarily due to lower returns on fixed maturities and a full year of activity from the business acquired in 2008, which had produced a lower ROA.

•	Mutual Funds’ ROA, excluding realized losses, decreased primarily due to lower account values, despite improvements in the equity markets in 2009, account values did not return to 2008 levels.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Life Insurance and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	2010	2009	2008
Life Insurance
After-tax margin	16.6%	3.1%	(1.8%)
Effect of net realized gains (losses), net of tax and DAC on after-tax margin	0.9%	(6.0%)	(13.0%)
Effect of DAC Unlock on after-tax margin	1.4%	(4.3%)	(2.6%)

After-tax margin, excluding realized gains (losses) and DAC Unlock	14.3%	13.4%	13.8%

Group Benefits
After-tax margin (excluding buyouts)	3.9%	4.2%	(0.1%)
Effect of net realized gains (losses), net of tax on after-tax margin	0.5%	(1.5%)	(7.3%)

After-tax margin (excluding buyouts), excluding realized gains (losses)	3.4%	5.7%	7.2%

Year ended December 31, 2010 compared to year ended December 31, 2009
•
Life Insurance’s after-tax margin, excluding realized gains (losses) and DAC Unlock, increase was primarily due to lower DAC amortization, favorable operating expenses and investment margin, partially offset by higher mortality.

•
Group Benefits’ after-tax margin (excluding buyouts), excluding realized gains (losses), decrease was primarily due to a higher loss ratio from unfavorable morbidity driven by lower claim terminations on disability business.

Year ended December 31, 2009 compared to year ended December 31, 2008
•
Life Insurance’s after-tax margin, excluding realized gains (losses) and DAC Unlock, decrease was primarily due to a higher DAC amortization, partially offset by a lower effective rate and lower operating expenses.

•
Group Benefits after-tax margin (excluding buyouts), excluding realized gains (losses), decrease was primarily due to the unfavorable loss ratio that resulted from unfavorable morbidity experience, which was primarily due to unfavorable reserve development from the 2008 incurral loss year and higher new incurred long-term disability claims in 2009.

Investment Results
Composition of Invested Assets

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$77,820	79.2%	$71,153	76.3%
Fixed maturities, at fair value using the fair value option	649	0.7%	—	—
Equity securities, AFS, at fair value	973	1.0%	1,221	1.3%
Mortgage loans	4,489	4.6%	5,938	6.4%
Policy loans, at outstanding balance	2,181	2.2%	2,174	2.3%
Limited partnerships and other alternative investments	1,918	2.0%	1,790	1.9%
Other investments [1]	1,617	1.6%	602	0.7%
Short-term investments	8,528	8.7%	10,357	11.1%

Total investments excluding equity securities, trading	98,175	100.0%	93,235	100.0%
Equity securities, trading, at fair value [2]	32,820		32,321

Total investments	$130,995		$125,556

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.
Total investments increased since December 31, 2009 primarily due to increases in fixed maturities, AFS, and other investments, partially offset by declines in short-term investments and mortgage loans. The increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of a decline in interest rates and, to a lesser extent, credit spread tightening, as well as the reallocation of short-term investment and mortgage loan proceeds. The increase in other investments primarily related to increases in value related to derivatives. The decline in mortgage loans was primarily related to sales of B-Note and mezzanine exposures.
Net Investment Income (Loss)

	For the years ended December 31,
	2010		2009		2008
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$3,490	4.3%	$3,618	4.5%	$4,310	5.2%
Equity securities, AFS	53	4.8%	93	6.5%	167	6.9%
Mortgage loans	283	5.7%	316	5.0%	333	5.6%
Policy loans	132	6.1%	139	6.3%	139	6.5%
Limited partnerships and other alternative investments	216	12.6%	(341)	(15.6%)	(445)	(16.3%)
Other [3]	333		318		(72)
Investment expense	(115)		(112)		(97)

Total securities AFS and other	$4,392	4.5%	$4,031	4.1%	$4,335	4.6%
Equity securities, trading	(774)		3,188		(10,340)

Total net investment income (loss), before-tax	$3,618		$7,219		$(6,005)

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
Year ended December 31, 2010 compared to the year ended December 31, 2009
Total net investment income decreased largely due to equity securities, trading, resulting primarily from declines in market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, increased primarily due to improved performance of limited partnerships and other alternative investments primarily within real estate and private equity funds, partially offset by lower income on fixed maturities resulting from a decline in average short-term interest rates and lower reinvestment rates. The Company’s expectation, based on the current interest rate and credit environment, is that upcoming maturities will be reinvested at a similar rate. Therefore, the Company expects the 2011 portfolio yield, excluding limited partnership investments, to be relatively consistent with the 2010 portfolio yield excluding limited partnerships.
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

Net Realized Capital Gains (Losses)

	For the years ended December 31,
	2010	2009	2008
Gross gains on sales	$836	$1,056	$607
Gross losses on sales	(522)	(1,397)	(856)
Net OTTI losses recognized in earnings	(434)	(1,508)	(3,964)
Valuation allowances on mortgage loans	(157)	(403)	(26)
Japanese fixed annuity contract hedges, net [1]	27	47	64
Periodic net coupon settlements on credit derivatives/Japan	(17)	(49)	(33)
Fair value measurement transition impact	—	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net	111	1,526	(713)
Macro hedge program	(562)	(895)	74

Total results of variable annuity hedge program	(451)	631	(639)
Other, net [2]	164	(387)	(421)

Net realized capital losses, before-tax	$(554)	$(2,010)	$(5,918)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and fixed maturities, FVO, and other investment gains and losses.
Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales	•	Gross gains and losses on sales for the year ended December 31, 2010 were predominantly from sales of investment grade corporate securities in order to take advantage of attractive market opportunities, as well as, sales of U.S. Treasuries related to tactical repositioning of the portfolio.

	•	Gross gains and losses on sales for the year ended December 31, 2009 were predominantly within corporate, government and structured securities. Also included were gains of $360 related to the sale of Verisk/ISO securities. Gross gains and losses on sales primarily resulted from efforts to reduce portfolio risk through sales of subordinated financials and real estate related securities and from sales of U.S. Treasuries to manage liquidity.

	•	Gross gains and losses on sales for the year ended December 31, 2008 primarily resulted from the decision to reallocate the portfolio to securities with more favorable risk/return profiles. Also included was a gain of $141 from the sale of a synthetic CDO.

Net OTTI losses	•	For further information, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.

Valuation allowances on mortgage loans	•	For further information, see Valuation Allowances on Mortgage Loans within the Investment Credit Risk section of the MD&A.

Variable annuity hedge program	•	For the year ended December 31, 2010, the gain on GMWB derivatives, net, was primarily due to liability model assumption updates of $159 and lower implied market volatility of $118, and outperformance of the underlying actively managed funds as compared to their respective indices of $104, partially offset by losses due to a general decrease in long-term rates of $(158) and rising equity markets of $(90). The net loss on the macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.

	•	For the year ended December 31, 2009, the gain on GMWB derivatives, net, was primarily due to liability model assumption updates related to favorable policyholder experience of $566, the relative outperformance of the underlying actively managed funds as compared to their respective indices of $550, and the impact of the Company’s own credit standing of $154. Additional net gains of $56 resulted from lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. Increasing equity markets resulted in a loss of $895 related to the Company’s macro hedge program. Total gains related to GMWB hedging in 2009 were $1.5 billion. For further information, see Note 4a of the Notes to Consolidated Financial Statements. In addition, see the Company’s variable annuity hedging program sensitivity disclosures within Capital Markets Risk Management section of the MD&A.

	•	For the year ended December 31, 2008, the loss on GMWB derivatives, net, was primarily due to losses of $904 related to market-base hedge ineffectiveness due to extremely volatile capital markets and $355 related to the relative outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by gains of $470 in the fourth quarter related to liability model assumption updates for lapse rates.

Other, net	•	Other, net gains for the year ended December 31, 2010 was primarily due to gains of $217 on credit derivatives driven by credit spreads tightening, gains of $102 related to Japan variable annuity hedges due to the appreciation of the Japanese yen, gains of $62 related to the sale of Hartford Investments Canada Corporation mutual fund business and gains of $59 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates, partially offset by losses of $(326) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

	•	Other, net losses for the year ended December 31, 2009 primarily resulted in net losses of $463 on credit derivatives where the Company purchased credit protection due to credit spread tightening and approximately $300 from contingent obligations associated with the Allianz transaction. These losses were partially offset by gains of $155 on credit derivatives that assume credit risk due to credit spread tightening, as well as $140 from a change in spot rates related to transactional foreign currency predominately on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

	•	Other, net losses for the year ended December 31, 2008 were primarily due to net losses of $291 related to transactional foreign currency losses predominately on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, resulting from appreciation of the yen, as well as credit derivative losses of $312 due to significant credit spread widening. Also included were derivative related losses of $46 due to counterparty default related to the bankruptcy of Lehman Brothers Holdings Inc.

PROPERTY & CASUALTY COMMERCIAL

Underwriting Summary	2010	2009	2008
Written premiums	$5,796	$5,715	$6,291
Change in unearned premium reserve	52	(188)	(104)

Earned premiums	5,744	5,903	6,395
Losses and loss adjustment expenses
Current accident year before catastrophes	3,579	3,582	3,835
Current accident year catastrophes	152	78	285
Prior accident years	(361)	(394)	(298)

Total losses and loss adjustment expenses	3,370	3,266	3,822
Amortization of deferred policy acquisition costs	1,353	1,393	1,461
Insurance operating costs and expenses	431	409	434

Underwriting results	590	835	678

Net servicing income	—	9	13
Net investment income	939	759	803
Net realized capital gains (losses)	5	(213)	(1,277)
Other expenses	(127)	(132)	(119)

Income before income taxes	1,407	1,258	98
Income tax expense (benefit)	412	359	(35)

Net income	$995	$899	$133

Premium Measures	2010	2009	2008
New business premium	$1,122	$1,101	$1,089
Standard commercial lines policy count retention	84%	81%	82%
Standard commercial lines renewal written pricing increase (decrease)	1%	(1%)	(4%)
Standard commercial lines renewal earned pricing increase (decrease)	—	(2%)	(3%)
Standard commercial lines policies in-force as of end of period	1,211,047	1,159,759	1,138,483

Ratios	2010	2009	2008
Loss and loss adjustment expense ratio
Current accident year before catastrophes	62.3	60.7	60.0
Current accident year catastrophes	2.7	1.3	4.5
Prior accident years	(6.3)	(6.7)	(4.7)

Total loss and loss adjustment expense ratio	58.7	55.3	59.8
Expense ratio	31.0	30.4	28.9
Policyholder dividend ratio	0.1	0.2	0.7

Combined ratio	89.7	85.9	89.4

Catastrophe ratio
Current accident year	2.7	1.3	4.5
Prior accident years	—	(0.4)	(0.4)

Total catastrophe ratio	2.7	0.9	4.0

Combined ratio before catastrophes	87.1	84.9	85.4
Combined ratio before catastrophes and prior accident year development	93.4	91.2	89.6

Other revenues [1]	$308	$334	$363

[1]	Represents servicing revenues.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased in 2010, as compared to the prior year, driven by improvements in net realized capital gains (losses) and higher net investment income, despite a decrease in underwriting results. The primary causes of the decrease in underwriting results were lower earned premiums and higher current accident year catastrophe losses.
Earned premiums decreased across most product lines, with the exception of workers compensation and specialty casualty. The effects of the economic downturn have contributed to the decrease in earned premiums during 2010. Although earned premiums declined, several key measures have shown improvement. New business written premium increased, driven by increases in specialty casualty and package business, partially offset by decreases in general liability, professional liability and marine. In addition, for standard commercial lines, policy count retention has increased in all lines of business, due in part by an improvement in mid-term cancellations in 2010. Renewal earned pricing was flat for standard commercial lines, as an increase in package business and property was offset by a decrease in all other lines. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased for standard commercial lines driven by increases in property and workers compensation, partially offset by decreases in all other lines. Lastly, the number of policies-in-force increased, primarily due to the increase in policy count retention. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.
Current accident year losses and loss adjustment expenses before catastrophes decreased slightly, due to the decrease in earned premiums, which was mostly offset by an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The ratio increased, primarily due to higher severity on package business and workers’ compensation, as well as an increased ratio for specialty casualty.
Current accident year catastrophe losses in 2010 were higher than in 2009 primarily due to more severe windstorm events, particularly from hail in the West, Midwest, plains states and the Southeast, and from winter storms in the Mid-Atlantic and Northeast. Losses in 2009 were primarily incurred from ice storms, windstorms and tornadoes across many states.
Net favorable prior accident year reserve development, in both periods, included reserve releases in the following: general liability, professional liability, workers’ compensation, auto liability and uncollectible reinsurance. Reserve development in 2010 also included a release in package business, while reserve development in 2009 also included strengthening in both package business and fidelity and surety. For a discussion on prior accident year reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Insurance operating costs and expenses increased in 2010, driven by an increase in taxes, licenses and fees of $19, which included a $5 increase in reserve strengthening for other state funds and taxes and a $7 reduction in TWIA assessments recognized in 2009 related to hurricane Ike. Also contributing to the increase were higher IT costs. The increased expenses were partially offset by a decrease of $5 in dividends payable primarily for workers’ compensation policyholders, and lower compensation-related costs. Amortization of deferred policy acquisition costs decreased, largely due to the decrease in earned premiums.
Net realized capital gains (losses) improved as compared to the prior year, as did net investment income. The improvements in net realized capital gains (loss) were primarily driven by lower impairments in 2010 compared to 2009 and realized gains on derivatives in 2010 compared to losses in 2009. Net investment income increased in 2010, primarily as a result of improvements in limited partnerships and other alternative investments, partially offset by lower returns on taxable fixed maturities due to declining interest rates. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.

Year ended December 31, 2009 compared to the year ended December 31, 2008
Net income increased significantly in 2009, compared to 2008, driven by an increase in underwriting results coupled with improvements in net realized capital losses. Underwriting results increased primarily due to lower losses and loss adjustment expenses for the current accident year before catastrophes, lower current accident year catastrophe losses, and more favorable prior accident year development, partially offset by decreases in earned premiums.
Earned premiums decreased in 2009, in nearly all lines of businesses. The decrease was primarily due to lower earned audit premium on workers’ compensation business and the effect of non-renewals outpacing new business over the last two years for package business and commercial auto. Property earned premiums decreased, primarily due to the sale of the Company’s core excess and surplus lines property business. For additional information on this sale, see Note 20 of the Notes to Consolidated Financial Statements.
New business written premium increased, primarily driven by the increase in workers’ compensation and package business, partially offset by a decrease in new business for professional liability, marine, general liability and commercial auto. Despite continued pricing competition, the Company has increased new business for workers’ compensation by targeting business in selected industries and regions of the country where attractive new business opportunities remain. For standard commercial lines, earned pricing decreased, primarily driven by decreases in workers’ compensation, commercial auto, general liability, property and marine, partially offset by an increase in package business. The earned pricing changes were primarily a reflection of written pricing changes over the last two years. A number of carriers have continued to compete aggressively on price, particularly on larger accounts. In addition to the effect of written pricing decreases in workers’ compensation, average premium per policy has declined due to a reduction in the payrolls of workers’ compensation insureds and the effect of declining endorsements.
Also, for standard commercial lines, policy count retention decreased slightly as the effects of the downturn in the economy caused business closures and increased shopping of policies by businesses seeking lower premiums. The number of policies in-force increased in 2009, as the growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.
Current accident year losses and loss adjustment expenses before catastrophes decreased, primarily due to a decrease in earned premium, partially offset by a slight increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The increase in the ratio was primarily due to a higher loss and loss adjustment expense ratio on workers’ compensation, package business and general liability, partially offset by lower non-catastrophe losses on property and marine business, driven by favorable claim frequency and severity. The higher loss and loss adjustment expense ratio on workers’ compensation and general liability business was primarily due to the effects of renewal earned pricing decreases in excess of loss cost change.
Current accident year catastrophe losses decreased as losses in 2008 from hurricane Ike and tornadoes and thunderstorms in the South and Midwest were higher than losses in 2009. Losses in 2009 were primarily incurred from ice storms, windstorms, and tornadoes across Colorado, the Midwest and Southeast.
Net favorable prior accident year reserve development, in both periods, included reserve releases in the following: workers’ compensation, general liability, including umbrella and high hazard liability, professional liability and auto liability. Reserve development in 2009 also included strengthening in both package business and fidelity and surety, and releases in uncollectible reinsurance and catastrophes, while reserve development in 2008 also included strengthening in general liability, including product liability and national accounts. For a discussion on prior accident year reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Insurance operating costs and expenses decreased primarily due to a $37 decrease in the estimated amount of dividends payable to certain workers’ compensation policyholders and a decrease in TWIA assessments of $17, partially offset by increase in taxes, license and fees of $23 and higher compensation-related costs. The increase in taxes, license and fees included, a $6 increase in the assessment for a second injury fund and $9 reserve strengthening for other state funds and taxes. Amortization of deferred policy acquisition costs decreased largely due to the decrease in earned premiums.
Net realized capital gains (losses) improved significantly in 2009. The improvements were driven primarily by lower impairments in 2009 compared to 2008. Net investment income decreased in 2009, primarily due to lower income on fixed maturities resulting from a decline in average rates, partially offset by decreased losses on limited partnerships and other alternative investments. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate. In 2009, this is primarily due to permanent differences related to investments in tax exempt securities. In 2008, there was a net income tax benefit despite having pre-tax income due to an income tax benefit on realized capital losses that was greater than the income tax expense on all other components of pre-tax income. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.

GROUP BENEFITS

Operating Summary	2010	2009	2008
Premiums and other considerations	$4,278	$4,350	$4,391
Net investment income	429	403	419
Net realized capital gains (losses)	46	(124)	(540)

Total revenues	4,753	4,629	4,270

Benefits, losses and loss adjustment expenses	3,331	3,196	3,144
Amortization of deferred policy acquisition costs	61	61	57
Insurance operating costs and other expenses	1,111	1,120	1,128

Total benefits, losses and expenses	4,503	4,377	4,329

Income (loss) before income taxes	250	252	(59)
Income tax expense (benefit)	65	59	(53)

Net income (loss)	$185	$193	$(6)

Premiums and other considerations	2010	2009	2008
Fully insured — ongoing premiums	$4,166	$4,309	$4,355
Buyout premiums	58	—	1
Other	54	41	35

Total premiums and other considerations	$4,278	$4,350	$4,391

Fully insured ongoing sales, excluding buyouts	$583	$741	$820

Ratios, excluding buyouts
Loss ratio	77.6%	73.5%	71.6%
Loss ratio, excluding financial institutions	82.8%	77.8%	76.3%
Expense ratio	27.8%	27.1%	27.0%
Expense ratio, excluding financial institutions	23.3%	22.6%	22.4%
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9% to 10% of the segment’s 2010, 2009 and 2008 premiums and other considerations (excluding buyouts). With respect to the segment’s net income (loss), excluding net realized capital gains (losses), the financial institution business comprised 6% for 2010, and on average, 2% to 4% for 2009 and 2008, excluding the commission accrual adjustment in 2009 discussed below.
Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income decreased as compared to prior year, as a decrease in premiums and other considerations and higher claim costs offset the improvements in net realized capital gains (losses) and net investment income. Premiums and other considerations decreased due to a 3% decline in fully insured ongoing premiums which was driven by lower sales due to the competitive marketplace, and the pace of the economic recovery. The loss ratio, excluding buyouts, increased compared to the prior year, particularly in group disability, primarily due to unfavorable morbidity experience from higher incidence and lower claim terminations.
The favorable change to net realized capital gains in 2010, from net realized capital losses in 2009, was due to impairments on investment securities recorded in 2009. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A. Net investment income increased as a result of higher weighted average portfolio yields primarily due to improved performance on limited partnerships and other alternative investments.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.
Year ended December 31, 2009 compared to the year ended December 31, 2008
The change to net income in 2009, from a net loss in 2008, was primarily due to lower net realized capital losses in 2009, partially offset by higher claim costs, and decreases in premiums and other considerations and net investment income.
The lower net realized capital losses were primarily driven by fewer impairments in 2009 compared to 2008. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.
The segment’s loss ratio increased primarily due to unfavorable morbidity experience, which was primarily due to unfavorable reserve development from the 2008 incurral loss year and higher new incurred long term disability claims in 2009. In addition, premiums and other considerations decreased primarily due to reductions in covered lives within our customer base, and to a lesser extent, lower sales. Fully insured ongoing sales, excluding buyouts, were lower as compared to the prior year due to the competitive marketplace and the economic environment. Net investment income decreased primarily as a result of lower yields on fixed maturity investments.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.

CONSUMER MARKETS

Operating Summary	2010	2009	2008
Written premiums	$3,886	$3,995	$3,933
Change in unearned premium reserve	(61)	36	(2)

Earned premiums	3,947	3,959	3,935
Losses and loss adjustment expenses
Current accident year before catastrophes	2,737	2,707	2,552
Current accident year catastrophes	300	228	258
Prior accident years	(86)	(33)	(52)

Total losses and loss adjustment expenses	2,951	2,902	2,758
Amortization of deferred policy acquisition costs	667	674	633
Insurance operating costs and expenses	290	273	266

Underwriting results	39	110	278
Net servicing income	35	29	26
Net investment income	187	178	207
Net realized capital gains (losses)	—	(52)	(319)
Other expenses	(66)	(77)	(63)

Income before income taxes	195	188	129
Income tax expense	52	48	27

Net income	$143	$140	$102

	2010	2009	2008
Written Premiums
Product Line
Automobile	$2,745	$2,877	$2,837
Homeowners	1,141	1,118	1,096

Total	$3,886	$3,995	$3,933

Earned Premiums
Product Line
Automobile	$2,806	$2,857	$2,833
Homeowners	1,141	1,102	1,102

Total	$3,947	$3,959	$3,935

Premium Measures	2010	2009	2008
Policies in force at year end
Automobile	2,226,351	2,395,421	2,323,882
Homeowners	1,426,107	1,488,408	1,455,954

Total policies in force at year end	3,652,458	3,883,829	3,779,836

New business premium
Automobile	$311	$455	$364
Homeowners	$106	$149	$106
Policy count retention
Automobile	83%	86%	86%
Homeowners	85%	86%	87%
Renewal written pricing increase
Automobile	6%	3%	4%
Homeowners	10%	5%	6%
Renewal earned pricing increase
Automobile	5%	4%	4%
Homeowners	7%	6%	5%

Ratios and Supplemental Data	2010	2009	2008
Loss and loss adjustment expense ratio
Current accident year before catastrophes	69.4	68.4	64.8
Current accident year catastrophes	7.6	5.8	6.5
Prior accident years	(2.2)	(0.8)	(1.3)

Total loss and loss adjustment expense ratio	74.8	73.3	70.1
Expense ratio	24.2	23.9	22.8

Combined ratio	99.0	97.2	92.9

Catastrophe ratio
Current accident year	7.6	5.8	6.5
Prior accident years	0.3	0.1	0.2

Total catastrophe ratio	7.8	5.9	6.7

Combined ratio before catastrophes	91.2	91.3	86.2
Combined ratio before catastrophes and prior accident year development	93.6	92.3	87.7

Other revenues [1]	$172	$154	$135

[1]	Represents servicing revenues.

Product Combined Ratios	2010	2009	2008
Automobile	97.1	96.9	91.1
Homeowners	104.0	98.2	97.6

Total	99.0	97.2	92.9

Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased slightly in 2010, as compared to the prior year, despite a decrease in underwriting results. The primary causes of the decrease in underwriting results were higher current accident year losses and loss adjustment expenses, including catastrophes, partially offset by more favorable prior accident year reserve development. The lower underwriting results were offset by improvements in net realized capital gains (losses) and higher net investment income.
Earned premiums decreased in 2010, as lower earned premiums in auto were partially offset by an increase in homeowners’. Auto earned premiums were down reflecting a decrease in new business written premium and policy count retention since the fourth quarter of 2009 and a decrease in average renewal earned premium per policy. Homeowners’ earned premiums grew primarily due to the effect of increases in earned pricing, partially offset by a decrease in new business written premium and policy count retention.
Auto and home new business written premium decreased primarily due to the effect of written pricing increases and underwriting actions that lowered the policy issue rate. Also contributing to the decrease in new business were fewer responses from direct marketing on AARP business and fewer quotes from independent agents driven by increased competition. Partially offsetting the decrease in auto new business was the effect of an increase in policies sold to AARP members through agents. Partially offsetting the decrease in home new business was an increase in the cross-sale of homeowners’ insurance to insureds that have auto policies.
The change in auto renewal earned pricing was due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Despite auto renewal earned pricing increasing, average renewal earned premium per policy for auto declined due to a shift to more preferred market segments and a greater concentration of business in states and territories with lower average premium. Homeowners’ renewal earned pricing increased due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.
Policy count retention for auto and home decreased primarily driven by the effect of renewal written pricing increases and underwriting actions to improve profitability. The decrease in the policy count retention for homeowners was partially offset by the effect of the Company’s non-renewal of Florida homeowners’ agency business in 2009. Compared to 2009, the number of policies in-force as of 2010 decreased for both auto and home, driven by the decreases in policy retention and new business.
Current accident year losses and loss adjustment expenses before catastrophes increased primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes for auto of 1.3 points due to higher auto physical damage emerged frequency and higher expected auto liability loss costs relative to average premium. The current accident year loss and loss adjustment expense ratio before catastrophes for home increased 0.7 points primarily due to an increase in loss adjustment expenses, partially offset by the effect of earned pricing increases.
Current accident year catastrophes were higher in 2010 than in 2009 primarily due to a severe wind and hail storm event in Arizona during the fourth quarter of 2010. Losses in 2010 were also incurred from tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast, as well as from winter storms in the Mid-Atlantic and Northeast. Catastrophe losses in 2009 were primarily incurred from windstorms in Texas and the Midwest as well as the two large Colorado hail and windstorm events.
Net favorable reserve development was higher in 2010 due to more favorable development of auto liability reserves. Net favorable reserve development in both 2010 and 2009 included a release of personal auto liability reserves, partially offset by a strengthening of reserves for non-catastrophe homeowners’ claims. For additional information on prior accident year reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.

The expense ratio increased due largely to an $8 increase in legal settlement costs in 2010 and higher amortization of acquisition costs on AARP business, partially offset by lower direct marketing spend for consumer direct business. Also contributing to the increase in the expense ratio was a $7 reduction of TWIA hurricane assessments in 2009 largely offset by an $8 increase in reserves for other state funds and taxes in 2009.
Net realized capital gains (losses) improved, as compared to prior year. The improvements were primarily driven by lower impairments in 2010 compared to 2009, and realized gains on derivatives in 2010 compared to losses in 2009. Net investment income increased, primarily as a result of increased income from limited partnerships and other alternative investments, partially offset by lower returns on taxable fixed maturities due to declining interest rates. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Net income increased as a result of lower net realized capital losses, partially offset by a decrease in underwriting results and lower net investment income.
Earned premiums grew in 2009, as a result of an increase in auto, while homeowners remained flat. The increase in auto earned premiums was primarily due to the effect of an increase in new business, largely offset by a decrease in average renewal premium per policy. Homeowners’ earned premiums were flat as the effect of an increase in new business was largely offset by a decrease in policy count retention.
Auto and homeowners’ new business written premium increased in 2009 primarily due to increased direct marketing spend, increased agency appointments, higher auto policy conversion rates and cross-selling homeowners’ insurance to insureds that have auto policies. This increase in new business helped drive an increase in the number of policies in-force in both auto and homeowners.
Policy count retention for auto remained flat in 2009, primarily due to stable renewal written pricing increases and policy retention initiatives. Policy count retention for homeowners decreased slightly in 2009, primarily due to the Company’s decision to stop renewing Florida homeowners’ policies written through independent agents.
The increases in renewal earned pricing during 2009 were primarily a reflection of written pricing in the second half of 2008 and first half of 2009. Renewal written pricing in 2009 increased in auto due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Homeowners’ renewal written pricing increased due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs. While the Company recognized higher renewal earned pricing in 2009, driven by higher rates and an increase in the amount of insurance per exposure unit, average renewal premium per policy decreased for auto and was flat for home. For both auto and home, average renewal premium was impacted by a shift to more preferred market segment business and growth in states and territories with lower average premium. In addition, average renewal premium was affected by the impact of the economic downturn on consumer behavior. Among other actions, in 2009 insureds reduced their premiums by raising deductibles, reducing limits, dropping coverage and reducing mileage.
Current accident year losses and loss adjustment expenses before catastrophes increased, primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes, driven by a 3.3 point increase for auto and a 4.2 point increase for home. The increase for auto was due to an increase in expected liability loss costs, an increase in physical damage frequency and a decline in average premium. After a historically low claim frequency in 2008, auto claim frequency increased in 2009, mostly in bodily injury coverage, driven by an increase in miles driven. The increase for home was driven by increasing frequency and severity coupled with a decline in average premium.
Current accident year catastrophes decreased by $30 as catastrophe losses in 2008, driven by losses from hurricane Ike and from wind and thunderstorms, were higher than catastrophe losses in 2009, driven by losses from hail and windstorms in Colorado, the Midwest and the Southeast.
Net favorable reserve development was lower in 2009 than in 2008. Net favorable reserve development in 2009 included a release of personal auto liability reserves, partially offset by a strengthening of reserves for homeowners’ claims. Net favorable reserve development in 2008 included a release of personal auto liability reserves. For additional information on prior accident year reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
The expense ratio increased due largely to higher amortization of deferred acquisition costs and an increase in other non-deferrable costs, partially offset by a decrease in TWIA assessments of $17. Also contributing to the increase in the expense ratio was an $8 increase in reserves for other state funds and taxes in 2009. Amortization of acquisition costs increased due to an increase in direct marketing costs.
Net realized capital gains (losses) improved significantly in 2009. The improvements were primarily driven by lower impairments in 2009 compared to 2008. Net investment income decreased in 2009, primarily as a result of lower returns on taxable fixed maturities due to declining interest rates. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate. In 2009, this is primarily due to permanent differences related to investments in tax exempt securities. In 2008, there was an income tax benefit on realized capital losses that partially offset the income tax expense on all other components of pre-tax income. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.

GLOBAL ANNUITY

Operating Summary	2010		2009		2008
Fee income and other	$2,376		$2,335		$2,856
Earned premiums	226		338		876
Net investment income (loss):
Securities available-for sale and other	1,691		1,706		1,935
Equity securities, trading [1]	(774)		3,188		(10,340)

Total net investment income (loss)	917		4,894		(8,405)
Net realized capital losses	(762)		(706)		(3,115)

Total revenues	2,757		6,861		(7,788)

Benefits, losses and loss adjustment expenses	1,997		3,089		3,120
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	(774)		3,188		(10,340)
Amortization of DAC	253		1,716		1,762
Insurance operating costs and other expenses	768		860		960
Goodwill impairment	—		—		422

Total benefits, losses and expenses	2,244		8,853		(4,076)

Income (loss) before income taxes	513		(1,992)		(3,712)
Income tax expense (benefit)	109		(826)		(1,425)

Net income (loss)	$404		$(1,166)		$(2,287)

Assets Under Management	2010		2009		2008
Variable annuity account values [2]	$116,520		$119,387		$105,921
Fixed MVA annuity and other account values [3]	16,819		16,475		16,047
Institutional investment products account values	19,674		22,373		24,081
Investment-Only mutual funds assets [4]	—		4,262		2,578

Total assets under management	$153,013		$162,497		$148,627

Account Value Roll Forward	2010		2009		2008
Variable Annuities
Account value, beginning of period	$119,387		$105,921		$156,084
Net flows	(11,980)		(7,506)		(6,750)
Change in market value and other	6,432		19,943		(49,447)
Transfers [2]	(1,355)		1,188		—
Effect of currency translation	4,036		(159)		6,034

Account value, end of period	$116,520		$119,387		$105,921

Net Investment Spread	18	bps	(7	) bps	46	bps

Expense Ratios
General insurance expense ratio	22.4		29.7		32.5
DAC amortization ratio	33.0%		(624.4%)		(90.3%)
DAC amortization ratio, excluding realized losses and DAC Unlocks	48.3%		66.0%		73.6%

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

[3]
Fixed MVA annuity and other account values includes approximately $1.9 billion, $1.8 billion and $2.2 billion related to the triggering of the guaranteed minimum income benefit for the 3 Win product as of December 31, 2010, 2009 and 2008, respectively. This account value is not expected to generate material future profit or loss to the Company.

[4]	Investment-Only mutual fund assets were transferred to Mutual Funds effective January 1, 2010.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Global Annuity’s net income in 2010 compared to a net loss in 2009 is primarily due to significant improvements in the equity markets, which resulted in an Unlock benefit in 2010 as compared to an Unlock charge in 2009, as well as continued market value appreciation in account value resulting in increased fee income, and due to continued expense reduction efforts in 2010. Additionally, 2009 includes a charge of $60, pre-tax, related to 3 Wins within benefits, losses and loss adjustment expenses. Partially offsetting these improvements were higher net realized capital losses.
The Unlock benefit was $65, after-tax, in 2010 as compared to an Unlock charge of $924, after-tax, in 2009. The benefit in 2010 was primarily due to equity market improvements that were greater than expectations for the year ended December 31, 2010, while 2009’s charge was primarily the result of equity market performance significantly below expectations for the first quarter of 2009. The Unlock resulted in decreases to both benefits, losses and loss adjustment expenses and amortization of DAC. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
Insurance operating costs and other expenses have continued to decline as a result of lower operating and wholesaling expenses driven by management’s active efforts to reduce operating expenses and management’s efforts to match distribution costs with the Company’s current lower sales levels. These efforts have also resulted in a decline in the general insurance expense ratio, primarily associated with the U.S. annuity product and the restructuring and active expense management of Japan’s operations, which have been partially offset by an increase in the average asset base from continued improvements in equity markets.
The higher net realized capital losses in 2010 were primarily due to losses on the variable annuity hedging program compared to gains in 2009, partially offset by lower impairment losses in 2010 and net realized gains on sales of securities in 2010 compared to net realized losses in 2009. The variable annuity hedging program losses were $451 in 2010 compared with gains of $631 in 2009. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Management’s decision to suspend sales of structured settlements and terminal funding products resulted in decreased earned premiums in 2010 as compared to 2009 with a corresponding decrease in benefits, losses and loss adjustment expenses. In addition, benefits, losses and loss adjustment expenses were lower for institutional investment products driven by the Company’s execution on its call and buyback strategy associated with stable value products, which reduced the related liabilities.
Net investment income on securities available-for-sale and other decreased slightly in 2010 as compared to the comparable prior year primarily as a result of significant net outflow activity since 2009 and declines on returns from fixed maturity securities driven by a lower interest rate environment, partially offset by improving investments results on limited partnership and other alternative investments.
Net investment spread improved in 2010 compared to 2009 primarily due to improved performance on limited partnership and other alternative investments of 48 bps, partially offset by a decline in yields on fixed maturity assets of 15 bps, along with lower earnings on other investing activities of 6 bps. The decline in fixed maturity returns was primarily related to a lower interest rate environment.
The DAC amortization ratio, excluding net realized capital losses and DAC Unlocks, improved due to rising gross profits driven by equity market appreciation, and improved returns from limited partnerships and other alternative investments.
Global Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products, as well as varying tax rates by country, and the valuation allowance on deferred tax benefits related to certain realized losses on securities that back certain institutional investment products. Income taxes include separate account DRD benefits of $108 in 2010 compared to $142 in 2009. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.

Year ended December 31, 2009 compared to the year ended December 31, 2008
Net loss improved in 2009 as compared to 2008 primarily due to lower net realized capital losses, goodwill impairment in 2008 and lower insurance operating and other expenses, partially offset by decreases in fee income and other, earned premiums and net investment income on securities available-for-sale and other, as well as a higher Unlock charge in 2009.
The net realized capital losses declined significantly in 2009 primarily due to gains of $631 on the variable annuity hedging program compared to losses of $639 in 2008, realized losses recorded in 2008 of $650 related to the fair value measurement transition impact, and lower impairment losses in 2009 compared to 2008. For further discussion on these results see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Insurance operating costs and other expenses have decreased as compared to 2008 as a result of lower asset based trail commissions due to equity market declines, as well as management’s active efforts to reduce operating expenses including the restructuring of international operations. These efforts have also resulted in a decline in the general insurance expense ratio.
Fee income and other decreased in 2009 primarily due to a decline in average account values of variable annuities driven by significant declines in market value during 2008, continued net outflows in 2009 and the decision in the second quarter of 2009 to suspend new sales in Japan and European operations.
Earned premiums decreased as ratings downgrades reduced payout annuity sales, which was offset by a corresponding decrease in benefits, losses, and loss adjustment expenses.
Net investment income declined primarily in institutional products due to lower income on fixed maturities resulting from a decline in average interest rates on fixed maturity investments, as well as increased average assets held in short-term investment pools used to fund the calls and buyback strategy and increased partnership losses. The declines in the institutional products net investment income were partially offset by a corresponding decrease in interest credited on liabilities reported in benefits, losses, and loss adjustment expenses.
Net investment spread declined in 2009 compared to 2008 primarily due to the decrease in earnings on fixed maturities, including the impact of interest rate hedges. Partnership earnings and other investing activities also declined lowering total spread by 7 bps. The decline in fixed maturity returns was primarily related to a higher percentage of fixed maturities being held in short-term investments and an overall decline in interest rates. Partially offsetting these declines in spread were decreases in crediting rates.
The DAC amortization ratio, excluding net realized capital losses and DAC Unlocks, improved due to lower gross profits driven by decreases in equity market in 2008, and lower returns on limited partnerships and other alternative investments.
Global Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products, as well as varying tax rates by country, and the valuation allowance on deferred tax benefits related to certain realized losses on securities that back certain institutional investment products. Income taxes include separate account DRD benefits of $142 in 2009 compared to $130 in 2008. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.

LIFE INSURANCE

Operating Summary	2010		2009		2008
Fee income and other	$1,125		$1,141		$1,017
Earned premiums	(96)		(87)		(71)
Net investment income	522		347		343
Net realized capital gains (losses)	23		(149)		(257)

Total revenues	1,574		1,252		1,032

Benefits, losses and loss adjustment expenses	849		715		692
Insurance operating costs and other expenses	223		208		228
Amortization of DAC	121		317		171

Total benefits, losses and expenses	1,193		1,240		1,091

Income (loss) before income taxes	381		12		(59)
Income tax expense (benefit)	119		(27)		(40)

Net income (loss)	$262		$39		$(19)

Account Values	2010		2009		2008
Individual variable universal life insurance	$6,115		$5,766		$4,802
Universal life, interest sensitive whole life, modified guaranteed life insurance and other	6,128		5,693		5,380
PPLI [1]	36,042		33,356		32,459

Total account values	$48,285		$44,815		$42,641

Individual Life Insurance In-force	2010		2009		2008
Variable universal life insurance	$74,044		$78,671		$78,853
Universal life, interest sensitive whole life, modified guaranteed life insurance	58,789		56,030		52,980
Term life	75,797		69,968		63,631

Total life insurance in-force	$208,630		$204,669		$195,464

Net Investment Spread
Individual variable universal and individual universal life insurance	145	bps	81	bps	90	bps

Death Benefits	$461		$407		$416

[1]	Includes $1.8 billion of leveraged COLI business transferred from Corporate and Other to Life Insurance effective January 1, 2010.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased in 2010 compared to 2009 primarily due to net realized capital gains and Unlock benefit in 2010. In addition, Life Insurance’s net income increased, excluding the improvements to net realized gains and an Unlock benefit, due to improvements in the segment’s individual life business.
Life Insurance’s net realized gains in 2010 compared to net realized capital losses in 2009 were primarily due to lower losses from impairments. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.
The Unlock benefit was $28, after-tax, in 2010 as compared to an Unlock charge of $51, after-tax, in 2009. The benefit in 2010 was primarily due to assumption updates related to lapse rates, investment margin and mortality, partially offset by persistency, while 2009’s charge was primarily the result of assumption updates related to investment margin and expenses, as well as equity market performance significantly below expectations in 2009, partially offset by assumption updates on lapse rates. The Unlock primarily resulted in decreases to amortization of DAC and fee income and other. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
Life Insurance’s individual life business increased driven by improvements in net investment income primarily related to improved performance of limited partnerships and other alternative investment and earnings on a higher average invested asset base in 2010 compared to 2009, partially offset by lower yields on fixed maturity investments. Net investment spread for individual life’s variable universal life and universal life products increased primarily due to the improved performance of limited partnerships and other alternative investments for the year ended December 31, 2010.
Life Insurance’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD, partially offset by a valuation allowance on deferred tax benefits related to certain realized losses in 2010. Income taxes include separate account DRD benefits of $19 in 2010 compared to $24 in 2009. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Life Insurance’s net income in 2009 compared to a net loss in 2008 is primarily due increased fee income and other and lower net realized capital losses, as well as the impact of the effective tax rate, partially offset by the impact of the Unlock during the first quarter of 2009.
Fee income and other increased primarily due to the impact of the amortization of unearned revenue reserves of $83 within the 2009 Unlock and increased cost of insurance charges of $38 for individual life products, as a result of growth in guaranteed universal life insurance in-force, partially offset by lower variable life fees as a result of equity market declines.
Life Insurance’s net realized losses decreased in 2009 compared to net realized losses in 2008 primarily due to lower impairments. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.
The Unlock charge was $51, after-tax, in 2009 as compared to an Unlock charge of $44, after-tax, in 2008. The charges related to assumption updates and the impact from equity market performance that was less than expectations was greater in 2009 than 2008. The Unlock primarily resulted in increases to amortization of DAC and an increase in fee income and other as discussed above. For further discussion of DAC Unlock see the Critical Accounting Estimates within the MD&A.
Life Insurance’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $24 in 2009 compared to $14 in 2008. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.
Net investment spread for individual variable universal life and universal life products was lower due to a decline in investment income and an increase in interest credited. Interest credited increased due primarily to increased average account values, partially offset by a reduction in the average credited rate of 18 bps.

RETIREMENT PLANS

Operating Summary	2010		2009		2008
Fee income and other	$352		$321		$334
Earned premiums	7		3		4
Net investment income	364		315		342
Net realized capital losses	(18)		(333)		(272)

Total revenues	705		306		408

Benefits, losses and loss adjustment expenses	278		269		271
Insurance operating costs and other expenses	340		346		335
Amortization of DAC	27		56		91

Total benefits, losses and expenses	645		671		697

Income (loss) before income taxes	60		(365)		(289)
Income tax expense (benefit)	13		(143)		(132)

Net income (loss)	$47		$(222)		$(157)

Assets Under Management	2010		2009		2008
401(k) account values	$20,291		$16,142		$11,956
403(b)/457 account values	12,649		11,116		10,242
401(k)/403(b) mutual funds	19,578		16,704		14,838

Total assets under management	$52,518		$43,962		$37,036

Total assets under administration — 401(k)	$4,448		$5,588		$5,122

Assets Under Management Roll Forward	2010		2009		2008
Assets under management, beginning of period	$43,962		$37,036		$28,548
Net flows	1,545		(1,142)		1,972
Acquisitions [1]	—		—		18,725
Transfers in and reclassifications [2]	1,488		—		—
Change in market value and other	5,523		8,068		(12,209)

Assets under management, end of period	$52,518		$43,962		$37,036

Net Investment Spread	110	bps	66	bps	92	bps

[1]	In 2008, the Company acquired the rights to service mutual fund assets from Sun Life Retirement Services, Inc., and Princeton Retirement Group.

[2]
Lifetime Income and Maturity Funding business of $194 was transferred from Global Annuity to Retirement Plans effective January 1, 2010. Also in 2010, the Company identified specific plans that required reclassification of $1.3 billion from AUA to AUM.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Retirement Plans’ net income in 2010 compared to a net loss in 2009 primarily due to significant improvements in net realized capital losses, as well as higher net investment income and improvements in the equity markets which resulted in a DAC Unlock benefit in 2010 as compared to a DAC Unlock charge in 2009 and continued market value appreciation in AUM which resulted in increased fee income and other.
Net realized capital losses were lower in 2010 compared to 2009 due to lower losses from impairments, derivatives, and trading losses compared to 2009.
Net investment income increased in 2010 compared to 2009 primarily due to the improved performance from limited partnerships and other alternative investments and higher average general account invested assets compared to 2009. Correspondingly, the improvements in performance on limited partnerships and other alternative investments drove an increase in the net investment spread of 39 bps, partially offset by lower returns on fixed maturity securities. Net investment spread also improved due to lower crediting rates of 10 bps.
The DAC Unlock benefit was $18, after-tax, in 2010 as compared to a DAC Unlock charge of $56, after-tax, in 2009. The benefit in 2010 was primarily due to assumption changes based on actual experience and to a lesser extent from the market performance variance to expectations for the year ended December 31, 2010, while 2009’s charge was primarily the result assumption changes based on actual experience and equity market performance significantly below expectations. The DAC Unlock primarily resulted in a decrease to amortization of DAC. For further discussion of DAC Unlock see the Critical Accounting Estimates within the MD&A.
Fee income and other increased primarily due to increases in asset based fees on higher average account values resulting from improvements in equity markets and increased net flows.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $18 in 2010 compared to $15 in 2009. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Retirement Plans’ net loss increased due to an increase in net realized capital losses, lower net investment income, lower fee income and other and insurance operating costs and other expenses, partially offset by lower amortization of DAC.
Net realized capital losses increased primarily as a result of realized losses of $56 on non-qualifying derivatives in 2009 compared with $14 of gains in 2008 and mortgage valuation allowances of $38 in 2009, partially offset by OTTI impairment losses of $178 in 2009 compared with $243 in 2008.
Net investment income decreased primarily as a result of lower yields on fixed maturity investments, partially offset by an increase in derivative income. Net investment spread’s decline is attributable to lower fixed maturity returns of 34 bps and lower returns on limited partnerships and other alternative investments of 3 bps, partially offset by a reduction in credited rates of 10 bps.
Fee income and other decreased primarily due to lower asset based fees on lower average account values. Despite equity market improvements during the last nine months of 2009, account values did not return to early 2008 levels. Additionally, net flows declined due to a few large case surrenders in 2009.
Insurance operating costs and other expenses increased primarily due to a full year of operating expenses associated with the businesses acquired in 2008 and lower deferrable acquisition expenses due to low sales levels, partially offset by expense management initiatives.
The DAC Unlock charge was $56, after-tax, in 2009 as compared to a DAC Unlock charge of $49, after-tax, in 2008. The charges in both periods primarily related to assumption changes based on actual experience and the variance in market performance compared to expectations. The DAC Unlock primarily resulted in a decrease to amortization of DAC and an increase in net realized capital losses. For further discussion of DAC Unlock see the Critical Accounting Estimates within the MD&A. Additionally, amortization of DAC decreased as a result of lower gross profits in 2009 than in 2008.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $15 in 2009 compared to $32 in 2008. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.

MUTUAL FUNDS

Operating Summary	2010	2009	2008
Fee income and other	$690	$518	$666
Net investment loss	(8)	(21)	(22)
Net realized capital gains (loss)	69	—	(1)

Total revenues	751	497	643

Insurance operating costs and other expenses	480	395	491
Amortization of DAC	62	50	96

Total benefits, losses and expenses	542	445	587

Income before income taxes	209	52	56
Income tax expense	77	18	19

Net income	$132	$34	$37

Assets Under Management	2010	2009	2008
Retail mutual fund assets	$48,753	$42,829	$31,032
Investment Only mutual fund assets [1]	6,659	—	—
529 College Savings Plan and Canadian mutual fund assets [1]	1,472	1,202	1,678

Total non-proprietary and Canadian mutual fund assets	56,884	44,031	32,710
Proprietary mutual fund assets [2]	43,602	—	—

Total mutual fund assets under management	$100,486	$44,031	$32,710

Non-Proprietary and Canadian Mutual Fund AUM Roll Forward	2010	2009	2008
Non-Proprietary and Canadian Mutual Fund AUM, beginning of period	$44,031	$32,710	$50,496
Transfers in (out) [1]	5,617	(826)	—
Net flows	2,750	2,115	3,171
Change in market value and other [3]	4,486	10,032	(20,957)

Non-Proprietary and Canadian Mutual Fund AUM, end of period	$56,884	$44,031	$32,710

Proprietary Mutual Fund AUM Roll Forward	2010	2009	2008
Proprietary Mutual Fund AUM, beginning of period	$—	$—	$—
Transfers in [2]	43,890	—	—
Net flows	(5,334)	—	—
Change in market value	5,046	—	—

Proprietary Mutual Fund AUM, end of period	$43,602	$—	$—

[1]
In 2009, Canadian mutual fund assets were transferred from Mutual Funds to Global Annuity effective January 1, 2009. In 2010, Investment Only and Canadian mutual fund assets were transferred to Mutual Funds from Global Annuity effective January 1, 2010.

[2]	Proprietary mutual fund assets under management are included in the Mutual Fund reporting segment effective January 1, 2010.

[3]	Change in market value and other in 2010 includes the sale of Canadian mutual fund assets of approximately $1.8 billion.
Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased in 2010 compared to 2009 primarily due to net realized gain on the sale of Canadian mutual fund operations of $69, pre-tax, and higher overall account balances attributed to the improved equity markets, and positive net flows on non-proprietary and Canadian mutual fund assets, resulting in higher fee income, partially offset by higher trail commissions, as well as capital infusions to the money market funds. Also contributing to the net income in 2010 is the increase in scale of the reporting segment’s businesses.
Year ended December 31, 2009 compared to the year ended December 31, 2008
Net income decreased in 2009 compared to 2008 primarily due to lower fee income and other driven by lower average account values. Despite equity market improvements during the last nine months of 2009, account values did not return to early 2008 levels. Also contributing to the net income in 2009 is the decrease in scale of the reporting segment’s businesses.

CORPORATE AND OTHER

Operating Summary	2010	2009	2008
Earned premiums	$3	$(1)	$8
Fee income [1]	187	220	227
Net investment income	268	344	308
Net realized capital gains (losses)	83	(433)	(137)
Other revenues	—	4	6

Total revenues	541	134	412
Benefits, losses and loss adjustment expenses	249	394	281
Insurance operating costs and other expenses [1]	382	365	220
Interest expense	508	476	343
Goodwill impairment	153	32	323

Total benefits, losses and expenses	1,292	1,267	1,167
Loss before income taxes	(751)	(1,133)	(755)
Income tax benefit	(263)	(329)	(203)

Net loss	$(488)	$(804)	$(552)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

Year ended December 31, 2010 compared to the year ended December 31, 2009
The net loss in Corporate and Other decreased primarily due to improvements in net realized capital gains (losses), partially offset by an increase in interest expense and goodwill impairments.
The change to net realized capital gains, from net realized capital losses was due to impairments on investment securities recorded in 2009. In addition, 2009 included a net realized capital loss of approximately $300 as a result of a contingency payment made to Allianz due to the Company’s participation in the Capital Purchase Program. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion on Allianz.
Interest expense increased primarily due to the issuance of $1.1 billion of senior notes in the first quarter of 2010. For further information, see Senior Notes within Note 14 of the Notes to Consolidated Financial Statements.
Goodwill impairments were recorded for Federal Trust Corporation goodwill in 2010 of $100, after-tax, in 2010 compared to impairments for the Institutional reporting unit in 2009 of $32, after-tax, see Note 8 of the Notes to Consolidated Financial Statements for additional information regarding goodwill impairments.
The effective tax rate in 2009 differed from the U.S. Federal statutory rate due to nondeductible costs associated with the contingency payment to Allianz and goodwill impairments.
Year ended December 31, 2009 compared to the year ended December 31, 2008
The net loss in Corporate and Other increased primarily due to higher net realized capital losses and increases in interest expense and benefits, losses and loss adjustment expenses, partially offset by a decrease in goodwill impairments.
The net realized capital loss increased primarily due to approximately $300 in net realized losses a result of a contingency payment made to Allianz due to the Company’s participation in the Capital Purchase Program. Additionally, 2008 included realized gains of $110 on the change in fair value of the liability related to warrants issued to Allianz. See Note 21 of the Notes to Consolidated Financial Statements for a further discussion on Allianz.
Interest expense increased primarily due to the issuance of $1.75 billion of 10.0% junior subordinated debentures on October 17, 2008 partially offset by a reduction from debt repayments of $955 in 2008.
Benefits, losses and loss adjustment expenses increased as the unfavorable prior year loss development in 2009 was higher than 2008. The 2009 reserve development included asbestos and environmental reserve strengthening of $138 and $75, respectively, while the 2008 reserve development included asbestos and environmental reserve strengthening of $50 and $53, respectively.
Goodwill impairments were recorded for the Institutional reporting unit in 2009 of $32, after-tax, compared to impairments for the Individual Annuity and International reporting units in 2008 of $323, after-tax, see Note 8 of the Notes to Consolidated Financial Statements for additional information regarding goodwill impairments.
The effective tax rate differs from the U.S. Federal statutory rate due to nondeductible costs associated with the contingency payment to Allianz in 2009, and with goodwill impairments in both 2009 and 2008. Also 2008 included tax exemption for the realized gains on the change in fair value of the liability related to warrants issued to Allianz.

INSURANCE RISK MANAGEMENT
The Hartford has a robust set of enterprise risk management processes and controls around the management of insurance risks that are integrated into such core activities as underwriting, pricing, reinsurance, claims management, and capital management. In addition, to manage aggregations of insurance risk across the portfolio, The Hartford has policies and processes to manage risk related to natural catastrophes, such as hurricanes and earthquakes and pandemics, as well as man-made disasters such as terrorism. The Hartford’s risk management processes include, but are not limited to, disciplined underwriting protocols, exposure controls, sophisticated risk modeling, risk transfer, and capital management strategies. In managing risk, The Hartford’s management processes involve establishing underwriting guidelines for both individual risks, including individual policy limits, and in aggregate, including aggregate exposure limits by geographic zone and peril. The Company establishes risk limits and actively monitors risk exposures as a percent of statutory surplus.
Natural Catastrophes
For natural catastrophe perils, the Company generally limits its estimated loss to natural catastrophes from a single 250-year event prior to reinsurance to less than 30% of statutory surplus of the property and casualty operations and its estimated loss to natural catastrophes from a single 250-year event after reinsurance to less than 15% of statutory surplus of the property and casualty operations. The Company uses third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company’s financial position and results of operations. The Company’s modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northwestern, Northeastern, Southeastern and Midwestern regions of the United States with associated magnitudes ranging from 6.1 to 7.9 on the Moment Magnitude scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida, as well as other Southeastern and Northeastern region landfalls.
While Enterprise Risk Management has a process to track and manage these limits, from time to time, the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company’s estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is less than 30% of the statutory surplus of the property and casualty insurance subsidiaries and the Company’s estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the property and casualty operations. The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.5 billion and $582 before and after reinsurance, respectively. The estimated 250 year pre-tax probable maximum loss from earthquake events are estimated to be $666 before reinsurance and $434 net of reinsurance. The loss estimates represent total property losses for hurricane events and property and workers’ compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates, which have a 0.4% likelihood of being exceeded in any single year.
The net loss estimates provided above assume that the Company is able to recover all losses ceded to reinsurers under its reinsurance programs. There are various methodologies used in the industry to estimate the potential property and workers’ compensation losses that would arise from various catastrophe events and companies may use different models and assumptions in their estimates. Therefore, the Company’s estimates of gross and net losses arising from a 250-year hurricane or earthquake event may not be comparable to estimates provided by other companies. Furthermore, the Company’s estimates are subject to significant uncertainty and could vary materially from the actual losses that would arise from these events and the loss estimates provided by other Companies. The company also manages natural catastrophe risk for group life, group disability, and individual life insurance, which in combination with property and workers compensation loss estimates, are subject to separate enterprise risk management net aggregate loss limits as a percent of enterprise surplus.
Terrorism
The Company is exposed to losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”) attacks. For terrorism, the Company monitors aggregations of exposure around key landmarks primarily in major metropolitan areas that span the Company’s insurance portfolio. Enterprise limits for terrorism apply to aggregations of risk across property-casualty, group benefits, life insurance and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from this terrorism loss scenario to less than $1.3 billion. Among the landmark locations specifically monitored by the Company as of December 31, 2010, the largest estimated modeled loss arising from a single event is approximately $1.1 billion. The Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. The risk of terrorism presents unique challenges to any insurance company given the fact that the frequency and severity of terrorist attacks are highly uncertain and potentially unknowable. As such, modeled terrorism losses could differ materially from scenarios employed to manage the Company’s overall terrorism risk loss exposure.

Pandemic
Pandemic risk is the exposure to loss in the Company’s market value, earnings or surplus arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company’s insurance or asset portfolios. Consistent with industry practice, The Hartford assesses exposure to pandemics by analyzing the potential impact from a variety of pandemic scenarios based on conditions consistent with earlier outbreaks of flu-like viruses, including the “Severe” 1918 Spanish Flu, the Asian flu in 1957, the Hong Kong flu in 1968, and the 2009 outbreak of swine flu. In evaluating these scenarios, The Hartford assesses the impact on group and individual life policies, short-term and long-term disability, annuities, COLI, property & casualty claims, and losses in the investment portfolio associated market declines in the event of a widespread pandemic. Given the evolving science around the risk of pandemics, the Company has not adopted formal limits for pandemic but continues to manage the risk of pandemic exposures within acceptable management tolerances.
Reinsurance
In managing risk, The Hartford utilizes reinsurance to transfer risk to well-established and financially secure reinsurers. Reinsurance is used to manage aggregations of risk as well as to transfer certain risks to reinsurance companies based on specific geographic or risk concentrations. All reinsurance processes are aligned under a single enterprise reinsurance governance policy with treaty purchases administered by a centralized function within Commercial and Consumer Markets and Wealth Management to support a consistent strategy and to ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.
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
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of February 18, 2011:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2011 to 1/1/2012	90%	$750		$350

Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2010 to 6/1/2011	90%	175[	1]	64

Workers compensation losses arising from a single catastrophe event [2]	7/1/2010 to 7/1/2011	95%	300		50

[1]
The per occurrence limit on the FHCF treaty is $175 for the 6/1/2010 to 6/1/2011 treaty year based on the Company’s election to purchase the required coverage from FHCF. For 2010/11, the Company elected not to purchase additional limits under the Temporary Increase in Coverage Limit (TICL) statutory provision.

[2]	In addition, the Company also purchased an industrial accident only WC coverage for the 7/1/2010 to 7/1/2011 treaty year providing reinsurance of 80% of $30 of per occurrence limit in excess of $20.
In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other catastrophe and working layer treaties and facultative reinsurance agreements that cover property catastrophe losses on an aggregate excess of loss and on a per risk basis. The principal property catastrophe reinsurance program and other reinsurance programs include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties.
In addition to the reinsurance protection provided by The Hartford’s traditional property catastrophe reinsurance program described above, the Company has fully collateralized reinsurance coverages from Foundation Re III for losses sustained from qualifying hurricane loss events. Under the terms of the treaties, the Company is reimbursed for losses from hurricanes using customized industry index contracts designed to replicate The Hartford’s own catastrophe losses, with a provision that the actual losses incurred by the Company for covered events, net of reinsurance recoveries, cannot be less than zero.

The following table summarizes the terms of the reinsurance treaties with Foundation Re III that were in place as of February 21, 2011:

			Bond amount issued
Covered perils	Treaty term	Covered losses	by Foundation Re III
Hurricane loss events affecting the Gulf and Eastern Coast of the United States	1/27/2010 to 1/27/2014	90% of $200 in losses in excess of an index loss trigger equating to approximately $1.2 billion in losses to The Hartford	$180

Hurricane loss events affecting the Gulf and Eastern Coast of the United States	2/18/2011 to 2/18/2015	67.5% of $200 in losses in excess of an index loss trigger equating to approximately $1.4 billion in losses to The Hartford	135
As of February 21, 2011, there have been no events that are expected to trigger a recovery under the Foundation Re III reinsurance program and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaty.
For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the TRIPRA. On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $100. In addition, TRIPRA revised the TRIA definition of a certified “act of terrorism” by removing the requirement that an act be committed “on behalf of any foreign person or foreign interest.” As a result, domestic acts of terrorism can now be certified as “acts of terrorism” under the program, subject to the other requirements of TRIPRA. Under the program, in any one calendar year, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer’s losses exceed 20% of the company’s eligible direct commercial earned premiums of the prior calendar year, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President’s Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG’s initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long-term development of the terrorism risk market difficult, and that there is likely little potential for future market development for NBCR coverage. The January 2011 PWG report notes some improvements in capacity and modeling, but also noted that take-up rates for terrorism coverage remained relatively flat over the past three years and that insurers remain uncertain about the ability of models to predict the frequency and severity of terrorist attacks. With respect to NBCR coverage, a December 2008 study by the U.S. Government Accountability Office (“GAO”) found that property and casualty insurers still generally seek to exclude NBCR coverage from their commercial policies when permitted. However, while nuclear, pollution and contamination exclusions are contained in many property and liability insurance policies, the GAO report concluded that such exclusions may be subject to challenges in court because they were not specifically drafted to address terrorist attacks. Furthermore, workers’ compensation policies generally have no exclusions or limitations. The GAO found that commercial property and casualty policyholders, including companies that own high-value properties in large cities, generally reported that they could not obtain NBCR coverage. Commercial property and casualty insurers generally remain unwilling to offer NBCR coverage because of uncertainties about the risk and the potential for catastrophic losses.
Reinsurance Recoverables
Reinsurance Security
To manage the potential credit risk resulting from the use of reinsurance, management and ERM evaluate the credit standing, financial performance, management and operational quality of each potential reinsurer through a regular enterprise security review committee. Through this process, the Company maintains a centralized list of reinsurers approved for participation on all treaty and facultative reinsurance placements. Only reinsurance companies approved through this process are eligible to participate on new reinsurance cessions. The Company’s approval designations reflect the differing credit exposure associated with various classes of business. Participation authorizations are categorized based upon the nature of the reinsurance risk and the expected liability payout duration. In addition to defining participation eligibility, the Company regularly monitors each active reinsurer’s credit risk exposure in the aggregate relative to expected and stressed levels of exposure and has established limits tiered by credit rating.
Property and Casualty Insurance Product Reinsurance Recoverable
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverable from a number of entities, including reinsurers and pools. The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2010 and 2009:

Reinsurance Recoverable	December 31, 2010	December 31, 2009
Paid loss and loss adjustment expenses	$198	$208
Unpaid loss and loss adjustment expenses	2,963	3,321

Gross reinsurance recoverable	3,161	3,529
Less: allowance for uncollectible reinsurance	(290)	(335)

Net reinsurance recoverable	$2,871	$3,194

As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third-party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2010 and 2009, the following table shows the portion of recoverables due from companies rated by A.M. Best.

Distribution of gross reinsurance recoverable	December 31, 2010		December 31, 2009
Gross reinsurance recoverable	$3,161		$3,529
Less: mandatory (assigned risk) pools and structured settlements	(614)		(642)

Gross reinsurance recoverable excluding mandatory pools and structured settlements	$2,547		$2,887

		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$1,869	73.3%	$2,091	72.4%
Other rated by A.M. Best	43	1.7%	48	1.7%

Total rated companies	1,912	75.0%	2,139	74.1%
Voluntary pools	107	4.2%	152	5.3%
Captives	226	8.9%	209	7.2%
Other not rated companies	302	11.9%	387	13.4%

Total	$2,547	100%	$2,887	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2010 and 2009, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. Due largely to investment losses sustained by reinsurers in 2008, the financial strength ratings of some reinsurers have been downgraded and the financial strength ratings of other reinsurers have been put on negative watch. Nevertheless, as indicated in the above table, approximately 98% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2010. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Other Operations operating segment, and the allowance for uncollectible reinsurance reported in the Property & Casualty Commercial reporting segment. For a discussion regarding the results of these evaluations, see Property and Casualty Insurance Product Reserves, Net of Reinsurance within the Critical Accounting Estimates section of the MD&A.
Guaranty Funds and Other Insurance Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. The amount and timing of assessments related to past insolvencies is unpredictable.
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

INVESTMENT CREDIT RISK MANAGEMENT
Investment credit risk is viewed by the Company as the set of credit risks that can impair the value of the investment portfolio. This includes default risk, credit transition risk, systemic credit risk, idiosyncratic risk, and counterparty risk. Default risk is the risk of loss of principal and/or interest income stemming from a debt issuer’s failure to meet their contractual obligations. Credit transition risk is the risk that an investment declines in creditworthiness after purchase. Typically, the decline in creditworthiness is associated with an increase in credit spreads associated with the investment, potentially resulting in increases in other-than –temporary impairments and the increased probability of a realized loss. Counterparty credit risk is the risk that the financial institution, clearing exchange, or other party with whom the Company has entered into a financial contract will default on the obligation and fail to meet their contractual obligations. This is a significant risk in over-the-counter derivatives trading, and futures trading.
The Company has established an enterprise credit policy that views credit risk across the enterprise both at the single obligor level and at the portfolio level across multiple lenses. The portfolio view includes measures of the exposure to loss of statutory surplus, and the exposure to changes in economy. The single obligor measures are also aggregated across the enterprise, and include exposures generated from the investment portfolio, the insurance and reinsurance businesses, and any collateral short-falls. Limits are set prudentially, and size of limit is impacted by an institution’s probability to default.
Counterparty credit risk is mitigated both through the practice of entering into contracts only with highly creditworthy institutions, but also through the practice of holding and posting of collateral, and including collateral short-falls in the exposure calculations. Systemic credit risk is mitigated through the construction of a high-quality, diverse portfolio of investments that are subject to regular underwriting of the risks. Additional limits on investment activity, including setting of policy and defining acceptable risk levels, is subject to regular review and approval by Enterprise Risk Management and senior management.
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
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2010, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 12 of the Notes to Consolidated Financial Statements.
For the year ended December 31, 2010, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company enters into credit default swaps to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event as defined in the contract and such payment will be typically equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.
The Company uses credit derivatives to purchase credit protection and assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.

As of December 31, 2010 and 2009, the notional amount related to credit derivatives that purchase credit protection was $2.6 billion, while the fair value was $(9) and $(50), respectively. As of December 31, 2010 and 2009, the notional amount related to credit derivatives that assume credit risk was $2.6 and $1.2 billion, respectively, while the fair value was $(434) and $(240), respectively. For further information on credit derivatives, see the Capital Markets Risk Management section of the MD&A and Note 5 of the Notes to Consolidated Financial Statements.
Investments
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.
Fixed Maturities by Credit Quality

	December 31, 2010			December 31, 2009
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$9,961	$9,918	12.7%	$7,299	$7,172	10.1%
AAA	10,080	10,174	13.1%	11,974	11,188	15.7%
AA	15,933	15,554	20.0%	14,845	13,932	19.6%
A	19,265	19,460	25.0%	19,822	18,664	26.2%
BBB	18,849	19,153	24.6%	17,886	17,071	24.0%
BB & below	4,331	3,561	4.6%	4,189	3,126	4.4%

Total fixed maturities	$78,419	77,820	100.0%	$76,015	71,153	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to purchases of U.S. Treasuries and investment grade corporate securities. This was partially offset by rating agency downgrades primarily associated with commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), commercial mortgage-backed securities (“CMBS”) and securities in the financial services sector. Fixed maturities, FVO, are not included in the above table as of December 31, 2010. For further discussion on the election of fair value option, see Note 4 of the Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.
Securities by Type

	December 31, 2010					December 31, 2009
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,496	$23	$(221)	$2,298	2.9%	$2,087	$15	$(277)	$1,825	2.6%
Small business	453	—	(141)	312	0.4%	548	1	(232)	317	0.4%
Other	298	15	(34)	279	0.4%	405	20	(44)	381	0.5%
CDOs
Collateralized loan obligations (“CLOs”)	2,429	1	(212)	2,218	2.9%	2,727	—	(288)	2,439	3.5%
CREs	653	—	(266)	387	0.5%	1,319	21	(901)	439	0.6%
Other	6	—	—	6	—	8	6	—	14	—
CMBS
Agency backed [1]	519	9	(4)	524	0.7%	62	3	—	65	0.1%
Bonds	6,985	147	(583)	6,549	8.4%	9,600	52	(2,241)	7,411	10.4%
Interest only (“IOs”)	793	79	(28)	844	1.1%	1,074	59	(65)	1,068	1.5%
Corporate
Basic industry	2,993	190	(24)	3,159	4.1%	2,642	112	(56)	2,698	3.8%
Capital goods	3,179	223	(23)	3,379	4.3%	3,085	140	(51)	3,174	4.5%
Consumer cyclical	1,883	115	(12)	1,986	2.6%	1,946	75	(45)	1,976	2.8%
Consumer non-cyclical	6,126	444	(29)	6,541	8.4%	4,737	281	(22)	4,996	7.0%
Energy	3,377	212	(23)	3,566	4.6%	3,070	163	(18)	3,215	4.5%
Financial services	7,545	253	(470)	7,328	9.4%	8,059	118	(917)	7,260	10.1%
Tech./comm.	4,268	269	(68)	4,469	5.7%	3,984	205	(75)	4,114	5.8%
Transportation	1,141	69	(13)	1,197	1.5%	698	22	(23)	697	1.0%
Utilities	7,099	386	(58)	7,427	9.5%	5,755	230	(85)	5,900	8.3%
Other [2]	885	13	(27)	832	1.1%	1,342	22	(151)	1,213	1.7%
Foreign govt./govt. agencies	1,627	73	(17)	1,683	2.2%	1,376	52	(20)	1,408	2.0%
Municipal
Taxable	1,319	9	(129)	1,199	1.5%	1,176	4	(205)	975	1.4%
Tax-exempt	11,150	141	(366)	10,925	14.0%	10,949	314	(173)	11,090	15.6%
Residential mortgage-backed securities (“RMBS”)
Agency	4,283	109	(27)	4,365	5.6%	3,383	99	(6)	3,476	4.9%
Non-agency	78	—	(3)	75	0.1%	143	—	(16)	127	0.2%
Alt-A	168	—	(19)	149	0.2%	218	—	(58)	160	0.2%
Sub-prime	1,507	—	(413)	1,094	1.4%	1,768	5	(689)	1,084	1.5%
U.S. Treasuries	5,159	24	(154)	5,029	6.5%	3,854	14	(237)	3,631	5.1%

Fixed maturities, AFS	78,419	2,804	(3,364)	77,820	100.0%	76,015	2,033	(6,895)	71,153	100.0%
Equity securities
Financial services	569	4	(127)	446		836	7	(164)	679
Other	444	88	(5)	527		497	73	(28)	542

Equity securities, AFS	1,013	92	(132)	973		1,333	80	(192)	1,221

Total AFS securities	$79,432	$2,896	$(3,496)	$78,793		$77,348	$2,113	$(7,087)	$72,374

Fixed maturities, FVO				$649					$—

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The Company continues to rebalance its AFS investment portfolio to securities with more favorable risk/return profiles, in particular investment grade corporate securities, while reducing its exposure to real estate related securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to a decline in interest rates and, to a lesser extent, credit spread tightening. Fixed maturities, FVO, represents securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of these securities is primarily high quality corporate bonds and CRE CDOs. For further discussion on the election of fair value option, see Note 4 of the Notes to Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	December 31, 2010			December 31, 2009
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$302	$309	$7	$299	$290	$(9)
AA	2,085	2,095	10	1,913	1,867	(46)
A	3,760	3,599	(161)	4,510	3,987	(523)
BBB	1,677	1,518	(159)	1,664	1,379	(285)
BB & below	290	253	(37)	509	416	(93)

Total	$8,114	$7,774	$(340)	$8,895	$7,939	$(956)

The improvement in the net unrealized loss position was attributed to improved security valuations resulting from increasing confidence in this sector. During the second half of 2010, companies within the financial sectors generally continued to stabilize with improved earnings performance, positive credit trends and strengthened capital and liquidity positions. Both the Dodd-Frank Act and clarification around Basel III capital requirements will strengthen capital standards prospectively. Despite these positive impacts, the financial sector remains vulnerable to ongoing stress in the real estate markets including mortgage put-back and foreclosure risks, high unemployment and global economic uncertainty, which could potentially result in declines in the Company’s net unrealized position. In 2011, the Company expects a continuation of stabilizing trends seen in 2010 as the regulatory landscape becomes more visible, credit quality continues on an improving path, although likely at a slower rate, and capital and liquidity management remains conservative.
Commercial Real Estate
During the fourth quarter, the commercial real estate market continued to show signs of improving fundamentals, such as increases in market pricing, tightening credit spreads and more readily available financing. Although delinquencies remain high, they are expected to increase at a slower pace before moving lower in late 2011. The Company continues to reduce its exposure to real estate related securities through sales and maturities.
The following table presents the Company’s exposure to CMBS bonds by current credit quality and vintage year, included in the Securities by Type table above. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]
December 31, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$782	$803	$146	$142	$107	$103	$24	$21	$26	$22	$1,085	$1,091
2004	489	511	35	35	68	61	33	27	6	5	631	639
2005	610	632	131	121	213	177	182	147	123	96	1,259	1,173
2006	1,016	1,050	566	536	256	224	496	416	436	339	2,770	2,565
2007	305	320	278	250	71	55	253	200	278	198	1,185	1,023
2008	55	58	—	—	—	—	—	—	—	—	55	58

Total	$3,257	$3,374	$1,156	$1,084	$715	$620	$988	$811	$869	$660	$6,985	$6,549

Credit protection	28.8%		22.5%		13.3%		13.8%		8.0%		21.5%

December 31, 2009

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$1,732	$1,716	$297	$230	$150	$113	$20	$17	$11	$7	$2,210	$2,083
2004	639	626	82	52	52	34	15	7	—	—	788	719
2005	1,011	930	356	230	228	123	100	64	89	54	1,784	1,401
2006	1,945	1,636	430	275	536	247	323	132	231	83	3,465	2,373
2007	498	408	139	101	169	68	346	160	201	98	1,353	835

Total	$5,825	$5,316	$1,304	$888	$1,135	$585	$804	$380	$532	$242	$9,600	$7,411

Credit protection	26.5%		21.2%		13.1%		11.6%		8.7%		22.0%

[1]	The vintage year represents the year the pool of loans was originated.

In addition to CMBS bonds, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2010, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings.
Commercial Mortgage Loans

	December 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$339	$(23)	$316	$604	$(8)	$596
Whole loans	3,326	(23)	3,303	3,319	(40)	3,279
A-Note participations	319	—	319	391	—	391
B-Note participations	327	(70)	257	701	(176)	525
Mezzanine loans	181	(36)	145	1,081	(142)	939

Total [2]	$4,492	$(152)	$4,340	$6,096	$(366)	$5,730

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes residential mortgage loans. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Consolidated Financial Statements.
Since December 31, 2009, the Company significantly reduced its exposure to B-Note participations and mezzanine loans by $1.1 billion primarily through sales. As of December 31, 2010, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $87 and $7, respectively.
During 2010, the Company funded $255 of commercial whole loans focusing on loans with strong loan-to-value (“LTV”) ratios and high quality property collateral. At origination, these loans had a weighted average LTV of 60% and a weighted average yield of 5.0%. For a discussion of outstanding mortgage loan commitments, see Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A and Note 12 of the Notes to Consolidated Financial Statements.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.5 billion and $12.1 billion, respectively, as of December 31, 2010 and $12.1 billion and $12.1 billion, respectively, as of December 31, 2009. The Company’s municipal bond portfolio is well diversified and primarily consists of essential service revenue and general obligation bonds.
During 2010, purchases in this sector were concentrated in essential service revenue bonds and general obligation bonds with an average credit quality rating of AA. Sales during 2010 were concentrated in lower quality bonds or to reduce exposure in higher risk states such as California, Illinois and Florida. As of December 31, 2010, the largest issuer concentrations were in California, Georgia and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. As of December 31, 2009, the largest issuer concentrations were in California, Georgia and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities.
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

	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Hedge funds	$439	22.8%	$596	33.3%
Mortgage and real estate funds	406	21.2%	302	16.9%
Mezzanine debt funds	132	6.9%	133	7.4%
Private equity and other funds	941	49.1%	759	42.4%

Total	$1,918	100.0%	$1,790	100.0%

The decline in hedge funds since December 31, 2009 was primarily attributable to redemptions, while private equity and other funds increased primarily due to market value appreciation. The increase in mortgage and real estate funds was mainly attributed to additional funding of existing partnerships.
Available-for-Sale Securities — Unrealized Loss Aging
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2010 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads return to more normalized levels.
Most of the securities depressed over 20% for greater than nine months are structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Both financial and structured securities have a weighted average current rating of BBB. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The Company reviewed these securities as part of its impairment analysis. The Company’s best estimate of future cash flows utilized in its impairment analysis involves both macroeconomic and security specific assumptions that may differ based on security type, vintage year and property location including, but not limited to, historical and projected default and recovery rates, current and expected future delinquency rates and property value declines. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.
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
For the CRE CDOs and CMBS which are included in the AFS securities depressed over 50% for greater than twelve months, current market pricing reflects market illiquidity and higher risk premiums. The illiquidity and risk premiums are the result of the underlying collateral performance to date and the potential uncertainty in the securities’ future cash flows. Because of the uncertainty surrounding the future performance of commercial real estate, market participants in many cases are requiring substantially greater returns, in comparison to the securities’ stated coupon rate, to assume the associated securities’ credit risk. If the securities’ collateral underperforms macroeconomic and collateral assumptions in the future, loss severities may be significant as a result of the security’s contractual terms. In addition, the majority of these securities have a floating-rate coupon referenced to a market index such as LIBOR. When the reference rate declines, the valuation of the respective security may also decline. LIBOR rates have declined substantially after these CRE CDOs and CMBS were purchased. For further information regarding the Company’s security valuation process, see Note 4 of the Notes to Consolidated Financial Statements. For further information regarding the future collateral cash flows assumptions included in the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk section of this MD&A. For further discussion on the Company’s ongoing security monitoring process and the factors considered in determining whether a credit impairment exists, see the Recognition and Presentation of Other-Than-Temporary Impairments section in Note 5 of the Notes to Consolidated Financial Statements.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	1,503	$17,431	$16,783	$(643)	1,237	$11,197	$10,838	$(359)
Greater than three to six months	115	732	690	(42)	105	317	289	(28)
Greater than six to nine months	91	438	397	(41)	311	2,940	2,429	(511)
Greater than nine to twelve months	42	185	169	(16)	134	2,054	1,674	(380)
Greater than twelve months	1,231	15,599	12,811	(2,754)	2,020	22,445	16,636	(5,809)

Total	2,982	$34,385	$30,850	$(3,496)	3,807	$38,953	$31,866	$(7,087)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	99	$771	$582	$(189)	161	$951	$672	$(279)
Greater than three to six months	22	136	104	(32)	51	55	38	(17)
Greater than six to nine months	28	234	169	(65)	159	2,046	1,397	(649)
Greater than nine to twelve months	13	43	32	(11)	86	1,398	913	(485)
Greater than twelve months	390	4,361	2,766	(1,595)	715	8,146	4,228	(3,918)

Total	552	$5,545	$3,653	$(1,892)	1,172	$12,596	$7,248	$(5,348)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	December 31, 2010				December 31, 2009
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	20	$27	$12	$(15)	62	$169	$61	$(108)
Greater than three to six months	1	2	1	(1)	28	5	2	(3)
Greater than six to nine months	12	65	29	(36)	54	190	74	(116)
Greater than nine to twelve months	—	—	—	—	58	592	210	(382)
Greater than twelve months	94	722	260	(462)	220	2,553	735	(1,818)

Total	127	$816	$302	$(514)	422	$3,509	$1,082	$(2,427)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	For the years ended December 31,
	2010	2009	2008
ABS	$13	$54	$27
CDOs
CREs	164	483	398
Other	—	28	—
CMBS
Bonds	157	257	141
IOs	3	25	61
Corporate	33	198	1,852
Equity	14	145	1,161
Foreign govt./govt. agencies	—	—	31
Municipal	1	18	21
RMBS
Non-agency	2	4	13
Alt-A	10	62	24
Sub-prime	37	232	235
U.S. Treasuries	—	2	—

Total	$434	$1,508	$3,964

Year ended December 31, 2010
For the year ended December 31, 2010, impairments recognized in earnings were comprised of credit impairments of $372, impairments on debt securities for which the Company intends to sel1 of $54 and impairments on equity securities of $8.
Credit impairments were primarily concentrated in structured securities associated with commercial and residential real estate which were impaired primarily due to continued property-specific deterioration of the underlying collateral and increased delinquencies. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a loan by loan collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. Those assumptions included CMBS peak-to-trough property value declines, on average, of 36% and RMBS peak-to-trough property value declines, on average, of 35%. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the year ended December 31, 2010 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s loan-by-loan collateral review.

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
Impairments on securities for which the Company had the intent to sell were primarily on CMBS bonds in order to take advantage of price appreciation. Impairments on equity securities were primarily on below investment grade securities that have been depressed 20% for more than six months.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $418 for the year ended December 31, 2010, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, and property performance below current expectations. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security specific risk.
Year ended December 31, 2009
Impairments recognized in earnings were comprised of credit impairments of $1.2 billion primarily concentrated on CRE CDOs, below-prime RMBS and CMBS bonds. Also included were impairments on debt securities for which the Company intended to sell of $156, mainly comprised of corporate financial services securities, as well as impairments on equity securities of $136 related to below investment grade hybrid securities.
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
Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	For the years ended December 31,
	2010	2009	2008
Credit-related concerns	$70	$310	$26
Held for sale
Agricultural loans	10	4	—
B-note participations	22	51	—
Mezzanine loans	52	43	—
Residential	3	—	—

Total	$157	$408	$26

For the year ended December 31, 2010, additions of $157 primarily related to anticipated, and since executed, B-Note participant and mezzanine loan sales. Also included were additions for expected credit losses due to borrower financial difficulty and/or collateral deterioration. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security specific risk.

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on specific classes of investments. The Company invests in various types of investments, including derivative instruments, in order to meet its portfolio objectives. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
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
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. For further information on the Company’s use of derivatives, see Note 5 of the Notes to Consolidated Financial Statements.
Market Risk
The Company is exposed to market risk associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
Interest Rate Risk
The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios, which may include derivative instruments. Measures the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration. Duration is the price sensitivity of a financial instrument or series of cash flows to a parallel change in the underlying yield curve used to value the financial instrument or series of cash flows. For example, a duration of 5 means the price of the security will change by approximately 5% for a 100 basis point change in interest rates. Convexity is used to approximate how the duration of a security changes as interest rates change in a parallel manner. Key rate duration analysis measures the price sensitivity of a security or series of cash flows to each point along the yield curve and enables the Company to estimate the price change of a security assuming non-parallel interest rate movements.
To calculate duration, convexity, and key rate durations, projections of asset and liability cash flows are discounted to a present value using interest rate assumptions. These cash flows are then revalued at alternative interest rate levels to determine the percentage change in fair value due to an incremental change in the entire yield curve for duration and convexity, or a particular point on the yield curve for key rate duration. Cash flows from corporate obligations are assumed to be consistent with the contractual payment streams on a yield to worst basis. Yield to worst is a basis that represents the lowest potential yield that can be received without the issuer actually defaulting. The primary assumptions used in calculating cash flow projections include expected asset payment streams taking into account prepayment speeds, issuer call options and contract holder behavior. Mortgage-backed and asset-backed securities are modeled based on estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are developed by incorporating collateral surveillance and anticipated future market dynamics. Actual prepayment experience may vary from these estimates.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17 of the Notes to Consolidated Financial Statements. In addition, management evaluates performance of certain Wealth Management products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Global Annuity, Life Insurance, and Retirement Plans sections of the MD&A.

An increase in interest rates from the current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate Wealth Management investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Wealth Management products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Wealth Management businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Wealth Management’s fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
A decline in interest rates results in certain mortgage-backed securities being more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Wealth Management products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $78.4 billion and $71.2 billion at December 31, 2010 and 2009, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 5.4 and 4.9 years as of December 31, 2010 and 2009, respectively.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of Wealth Management’s variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.
While interest rate risk associated with many of these products has been reduced through the use of market value adjustment features and surrender charges, the primary risk associated with these products is that the spread between investment return and credited rate may not be sufficient to earn targeted returns.
The Company also manages the risk of certain insurance liabilities similarly to investment type products due to the relative predictability of the aggregate cash flow payment streams. Products in this category may contain significant reliance upon actuarial (including mortality and morbidity) pricing assumptions and do have some element of cash flow uncertainty. Product examples include structured settlement contracts, on-benefit annuities (i.e., the annuitant is currently receiving benefits thereon) and short-term and long-term disability contracts. The cash outflows associated with these policy liabilities are not interest rate sensitive but do vary based on the timing and amount of benefit payments. The primary risks associated with these products are that the benefits will exceed expected actuarial pricing and/or that the actual timing of the cash flows will differ from those anticipated, or interest rate levels may deviate from those assumed in product pricing, ultimately resulting in an investment return lower than that assumed in pricing. The average duration of the liability cash flow payments can range from less than one year to in excess of fifteen years.
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and satisfies its asset/liability duration matching policy. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. Interest rate caps, floors, swaptions, and futures may be used to manage portfolio duration.
At December 31, 2010 and 2009, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $19.3 billion and $21.3 billion, respectively ($18.9 billion and $19.7 billion, respectively, related to investments and $0.4 billion and $1.6 billion, respectively, related to Wealth Management liabilities). The fair value of these derivatives was $(372) and $18 as of December 31, 2010 and 2009, respectively.

Interest Rate Sensitivity
The before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) issued by the Company’s Wealth Management operations and certain insurance product liabilities (e.g., short-term and long-term disability contracts) issued by the Company’s Commercial Markets operations, for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets are included in the following table. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products, such as auto, property, whole and term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value As of December 31,
	2010		2009
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$(190)	$96	$(30)	$(9)
The fixed liabilities included above represented approximately 47% and 63% of the Company’s general account liabilities as of December 31, 2010 and 2009, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2010 and 2009. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value As of December 31,
	2010		2009
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$2,988	$(2,774)	$2,326	$(2,230)
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
Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by the Enterprise Risk Management group and senior management.
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

Equity Risk
The Company’s primary exposure to equity risk relates to the potential for lower earnings associated with certain of the Wealth Management’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. For further discussion of equity risk, see the Variable Product Equity Risk section below. In addition, Wealth Management offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline.
The Company is also subject to equity risk based upon the assets that support its pension plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options. For further discussion of equity risk associated with the pension plans, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 17 of the Notes to Consolidated Financial Statements.
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

•
reduce the value of equity securities trading supporting the international variable annuities, the related policyholder funds and benefits payable, and the amount of fee income generated from those variable annuities;

•	increase the liability for GMWB benefits resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk for GMDB and GMIB benefits;

•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios;

•	adversely affect customer sentiment toward equity-linked products, causing a decline in sales; and

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
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a small portion of Japan’s variable annuities, include a GMWB rider. In the second quarter of 2009, the Company suspended all new sales in the U.K. and Japan. The Company’s new variable annuity product, launched in the U.S. in October 2009 does not offer a GMWB. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. As of December 31, 2010, U.S. GMWB account value was $44.8 billion and International GMWB account value was $2.5 billion. As of December 31, 2009, U.S. GMWB account value was $45.5 billion and International GMWB account value was $2.7 billion. A GMWB contract is “in the money” if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of December 31, 2010 and December 31, 2009, 35% and 48%, respectively, of all unreinsured U.S. GMWB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 9% and 13% “in the money” as of December 31, 2010 and 2009, respectively. For U.S. GMWB contracts that were “in the money”, the Company’s net amount at risk (i.e. GRB less account value), after reinsurance, as of December 31, 2010 and December 31, 2009, was $1.1 billion and $2.6 billion, respectively. For U.K. and Japan GMWB contracts that were “in the money”, the Company’s net amount at risk, after reinsurance, as of December 31, 2010 and December 31, 2009, was $73 and $125, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4a of the Notes to Consolidated Financial Statements.

GMDB
The majority of the Company’s U.S. variable annuity contracts include a GMDB rider. Declines in the equity markets will increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of December 31, 2010 and December 31, 2009 is $10.7 billion and $18.4 billion, respectively. However, the Company will incur these payments in the future only if the policyholder has an “in the money” GMDB at their death. As of December 31, 2010 and December 31, 2009, 70% and 82%, respectively, of all unreinsured U.S. GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 12% and 18% “in the money” as of December 31, 2010 and 2009, respectively. The Company reinsured 60% and 53% of these death benefit guarantees as of December 31, 2010 and December 31, 2009, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance), is $4.3 billion and $8.5 billion, as of December 31, 2010 and December 31, 2009, respectively.
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMDB. For the in-force block of Japan business, declines in equity markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar, the euro and other currencies will increase the Company’s liability for GMDB riders. This increase may be significant in extreme market scenarios. In general, the GMDB riders entitle the policyholder to receive the original investment value at the date of death. If the original investment value exceeds the account value upon death then the contract is “in the money”. As of December 31, 2010 and 2009, substantially all of the unreinsured Japan GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 22% and 18% “in the money” as of December 31, 2010 and 2009, respectively. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB offered in Japan is $8.8 billion and $6.3 billion as of December 31, 2010 and December 31, 2009, respectively. The Company reinsured 14% and 17% of the GMDB to a third-party reinsurer as of December 31, 2010 and 2009, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net GMDB exposure (i.e. after reinsurance) is $7.6 billion and $5.2 billion as of December 31, 2010 and 2009, respectively. Many policyholders with a GMDB also have a GMWB in the US or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. For additional information on the Company’s GMDB liability, see Note 9 of the Notes to Consolidated Financial Statements.
GMIB
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMIB. For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of account value, or remain in the variable sub-account. For GMIB contracts, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of December 31, 2010 and 2009, substantially all of the Japan GMIB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 17% and 12% “in the money” as of December 31, 2010 and 2009, respectively. In addition, as of December 31, 2010, 54% of retained net amount at risk is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 of the Notes to Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of December 31, 2010, as well as the retained net amount at risk. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.7	0.7
2015	7.6	1.4
2016	2.6	0.6
2017	2.9	0.7
2018 & beyond [2]	7.3	2.0

Total	$25.4	$5.4

[1]	Excludes certain GMIB products where annuitization eligibility is based on attained age.

[2]	In 2018 & beyond, $2.8 billion of the $7.3 billion is primarily associated with account value that is eligible in 2021.

Variable Product Equity Risk Management
Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantee [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]

U.S Variable Guarantees

GMDB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels

GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates

For Life Component of GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels

International Variable Guarantees

GMDB & GMIB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels / Interest Rates / Foreign Currency

GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates /Foreign Currency

GMAB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates /Foreign Currency

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
Risk Management
The Company carefully analyzes GMDB, GMWB, GMIB, and GMAB market risk exposures arising from equity markets, interest rates, implied volatility, foreign currency exchange risk, and correlation between these market risk exposures. The Company evaluates these risks both individually and in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings, statutory surplus, and ultimately cash flow liability. The Company manages the equity market, interest rate, implied volatility and foreign currency exchange risks embedded in its products through reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. In addition, the Company recently launched a new variable annuity product with reduced equity risk and has increased GMWB rider fees on new sales of the Company’s legacy variable annuities and the related in-force policies, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees has and may continue to result in a decline in market share.
The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures, displayed above, by variable annuity guarantee as of December 31, 2010:

Variable Annuity Guarantee	Reinsurance	Customized Derivative	Dynamic Hedging [1]	Macro Hedging [2]
GMDB	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB				✓
GMIB				✓
GMAB				✓

[1]
Through the year ended 2010, the Company continued to maintain a reduced level of dynamic hedge protection on GMWB while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

[2]
As described below, the Company’s macro hedging program is not designed to provide protection against any one variable annuity guarantee program, but rather is a broad based hedge designed to provide protection against multiple guarantees and market risks, primarily focused on statutory liability and surplus volatility.

Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued in the U.S. and a portion of the GMDB issued in Japan.
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
Dynamic Hedging
The Company’s dynamic hedging program uses derivative instruments to provide protection against the risks associated with the GMWB variable annuity product guarantees including equity market declines, equity implied volatility, and declines in interest rates (See Market Risk on Statutory Capital below). The Company uses hedging instruments including: interest rate futures and swaps, variance swaps, S&P 500, NASDAQ and EAFE index put options and futures contracts. During the year, the Company added additional volatility protection. While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.

Macro Hedging
The Company’s macro hedging program uses derivative instruments such as options, futures, swaps, and forwards on equities, interest rates, and currencies to provide protection against the statutory tail scenario risk arising from U.S., U.K. and Japan GMWB, GMDB, GMIB and GMAB liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. During the year, the Company increased its equity macro hedge coverage including currency protection. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
Based on the construction of the Company’s derivative hedging program (both dynamic and macro hedge), which can change based on capital market conditions, and changes in the hedging program, underlying exposures and other factors, an independent change in the following capital market factors is likely to have the following impacts. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Each of the sensitivities set forth below is estimated individually under the indicated level of market movement and from the market levels at September 30, 2010 and December 31, 2010, and without consideration of any correlation among the key assumptions. In addition, there are other factors, including changes to the underlying hedging program, policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the GMWB liability. As a result, these sensitivities do not necessarily reflect the financial impact from large shifts in the underlying indices or when multiple risk factors are impacted. Actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Pre-Tax/DAC Gain (Loss)
	Net Impact			Net Impact
	GMWB			GMWB
	Liability and			Liability and
	Dynamic	Macro		Dynamic	Macro
	Hedge	Hedge	Total Net	Hedge	Hedge	Total Net
	Program	Program [5]	Impact	Program	Program [5]	Impact
	Expected for fourth quarter based on			Expected for first quarter based on
Capital Market Factor	September 30, 2010			December 31, 2010

Equity markets increase / decrease 1% [1] [2]	$(0) / 0	$(34) / 34	$(34) / 34	$(0) / 0	$(26) / 26	$(26) / 26
Volatility increases / decreases 1% [3]	$(41) / 41	$16 / (16)	$(25) / 25	$(26) / 26	$15 / (15)	$(11) / 11
Interest rates increase / decrease 1 basis point [4]	$2 / (2)	$(1) / 1	$1 / (1)	$2 / (2)	$(2) / 2	$0 / 0
Yen strengthens / weakens 1% versus all other currencies [5]	$—	$44 / (44)	$44 / (44)	$—	$57 / (57)	$57 / (57)

[1]	Represents the aggregate net impact of a 1% increase or decrease in broadly traded global equity indices.

[2]
The decrease in equity sensitivity in the macro hedge program was primarily due to equity markets rallying during the fourth quarter of 2010 and the equity Futures macro hedge that was added in the third quarter of 2010 which was subsequently rebalanced and reduced in the fourth quarter 2010.

[3]
Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations for broadly traded global equity indices. The decrease in volatility sensitivity was primarily due to additional purchases of volatility coverage in our dynamic hedge program.

[4]
Represents the aggregate net impact of a 1 basis point parallel shift on the global LIBOR yield curve. The increase in interest rate sensitivity in the macro hedge program was primarily due to additional purchases of interest rate coverage during the quarter.

[5]
Represents the aggregate net impact, which includes other non-Macro FX hedges, of a 1% strengthening or weakening in the yen compared to all other currencies. Due to the structure of the macro hedging program, the increase in currency sensitivity was primarily due to the additional purchases of currency protection and a strengthened Yen during the quarter.

For the year ended December 31, 2010, the Company incurred a net realized pre-tax loss of $349 on GMWB liabilities, net of reinsurance and the dynamic and macro hedging programs, driven primarily by increases in equity levels of approximately 13% and decreases in interest rates of approximately 60 basis points, partially offset by decreases in volatility of approximately 2%, a strengthened yen of approximately 12% against USD and 19% against Euro, favorable assumption updates, and underlying fund performance relative to the hedge indices. As a result of the rebalancing of the hedging programs throughout 2010, the full year hedging results are not indicative of the sensitivities outlined above.

Market Risk on Statutory Capital
Statutory surplus amounts and risk-based capital (“RBC”) ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:
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

•
Similarly, for guaranteed benefits (GMDB, GMIB, and GMWB) reinsured from our international operations to our U.S. insurance subsidiaries, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin can be materially affected by a variety of factors, both market and non-market. Market factors include declines in various equity market indices and interest rates, changes in value of the yen versus other global currencies, difference in the performance of variable subaccounts relative to indices, and increases in realized equity, interest rate, and currency volatilities. Non-market factors include actual and estimated policyholder behavior experience as it pertains to lapsation, withdrawals, mortality, and annuitization. Risk mitigation activities, such as hedging, may also result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can increase or decrease at a greater than linear rate.

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
The Company has reinsured approximately 17% of its risk associated with U.S. GMWB and 60% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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
Foreign Currency Exchange Risk
The Company’s foreign currency exchange risk is related to non—U.S. dollar denominated investments, which primarily consist of fixed maturity investments, the investment in and net income of the Japanese and U.K. operations, and non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese and U.K. variable annuities, and a yen denominated individual fixed annuity product. Also, foreign currency exchange rate risk is inherent when the Japan policyholders’ variable annuity sub-account investments are non-Japanese yen denominated securities while the related GMDB and GMIB guarantees are effectively yen-denominated. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2010 and 2009, were approximately $1.4 billion and $1.2 billion, respectively.
In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows as fair value associated with certain foreign denominated fixed maturities. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities. At December 31, 2010 and 2009, the derivatives used to hedge currency exchange risk related to non-U.S. dollar denominated fixed maturities had a total notional amount of $431 and $480, respectively, and total fair value of $(6) and $(26), respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2010 and 2009, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $87 and $62, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

Liabilities
The Company’s Wealth Management operations issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2010 and 2009, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $771 and $814, respectively, and a total fair value of $(17) and $(2), respectively.
The yen based fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company has since suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps. As of December 31, 2010 and 2009, the notional value of the currency swaps was $2.1 billion and $2.3 billion and the fair value was $608 and $316, respectively. Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e. historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net gain of $27 and $47 for the years ended December 31, 2010 and 2009, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
Prior to 2010, the Company had also issued guaranteed benefits (GMDB and GMIB) that were reinsured from HLIKK to the U.S. insurance subsidiaries. During 2010, the Company entered into foreign currency forward contracts that convert U.S. dollars to yen in order to hedge the foreign currency risk due to U.S. dollar denominated assets backing the yen denominated liabilities. The Company also enters into foreign currency forward contracts that convert euros to yen in order to economically hedge the risk arising when the Japan policyholders’ variable annuity sub-accounts are invested in non-Japanese yen denominated securities while the related GMDB and GMIB guarantees are effectively yen-denominated. As of December 31, 2010 and 2009, the derivatives used to hedge foreign currency risk associated with Japanese variable annuity products had a total notional amount of $1.7 billion and $257, respectively, and a total fair value of $73 and $(8), respectively.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources and liquidity represent the overall financial strength of The Hartford and its insurance operations and their ability to generate cash flows from each of their business segments, borrow funds at competitive rates and raise new capital to meet operating and growth needs over the next twelve months.
Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc. (Holding Company)
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $2.0 billion at December 31, 2010, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $500, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $158, and preferred stock dividends of approximately $42.
In addition, in 2010 The Hartford entered into an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for the Connecticut domiciled insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes.
Debt
HFSG Holding Company’s debt maturities over the next twelve months include $400 aggregate principal amount of its 5.25% senior notes that mature in October 2011.
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
For additional information regarding debt, see Note 14 of the Notes to Consolidated Financial Statements.
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
Preferred and Common Stock Dividends
On February 2, 2011, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on April 1, 2011 to common shareholders of record as of March 1, 2011.
On February 24, 2011, The Hartford’s Board of Directors declared a dividend of $18.125 on each share of Series F preferred stock payable on April 1, 2011 to shareholders of record as of March 15, 2011.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company made contributions to its pension plans of $201, $201, and $2 in 2010, 2009 and 2008. No contributions were made to the other postretirement plans in 2010, 2009 and 2008. The Company’s 2010 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $201 to its pension plans in 2011, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2011 and the funding requirements for all of the pension plans is expected to be immaterial.

Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $83 in dividends to HLI in 2011 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2011. In 2010, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $1.0 billion in dividends from its property-casualty insurance subsidiaries.
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
To satisfy a key eligibility requirement for participation in the CPP, The Hartford acquired Federal Trust Corporation and has agreed with the OTS to serve as a source of strength to its wholly-owned subsidiary Federal Trust Bank (“FTB”), which included capital contributions of $5 and $195 in 2010 and 2009, respectively, and could require further contributions of capital to FTB in the future. At December 31, 2010 and 2009, FTB’s Tier 1 capital ratio was 11.4% and 8.3%, respectively. FTB was designated as a “well capitalized” institution at December 31, 2010 and 2009.
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

Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the ABC Trust. As of December 31, 2010, The Hartford has not exercised its right to require ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
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

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2010, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At December 31, 2010, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $23 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At December 31, 2010, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 17%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2010, the Company was in compliance with all such covenants.
The Hartford’s Japan operation also maintains lines of credit in support of the subsidiary operations. As of December 31, 2010 there was a line of credit in the amount of $62, or ¥5 billion, which expires January 4, 2012. On February 14, 2011 an additional line of credit was executed in the amount of $60, or ¥5 billion, which expires September 30, 2011.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2010, is $557. Of this $557 the legal entities have posted collateral of $530 in the normal course of business. Based on derivative market values as of December 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $29 to be posted as collateral. Based on derivative market values as of December 31, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $56 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The table below presents the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of further rating agency downgrades.

	As of December 31, 2010
Ratings levels	Notional Amount	Fair Value
Either BBB+ or Baa1 [1]	$16,117	$307

[1]
The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.1 billion and a fair value of $122, for which the Company has a contractual right to make a collateral payment in the amount of approximately $60 to prevent its termination.

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
The Company’s insurance operations consist of property and casualty insurance products (collectively referred to as “Property & Casualty Operations”) and life insurance products (collectively referred to as “Life Operations”).
Property & Casualty
Property & Casualty Operations holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs.
The following table summarizes Property & Casualty Operation’s fixed maturities, short-term investments, and cash, as of December 31, 2010:

Fixed maturities [1]	$25,124
Short-term investments	1,117
Cash	250
Less: Derivative collateral	(174)

Total	$26,317

[1]	Includes $1.4 billion of U.S. Treasuries.
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operation’s total general account contractholder obligations are supported by $70 billion, of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position, as depicted below, to meet liquidity needs.
The following table summarizes Life Operation’s fixed maturities, short-term investments, and cash, as of December 31, 2010:

Fixed maturities [1]	$53,068
Short-term investments	5,631
Cash	1,809
Less: Derivative collateral	(1,725)
Cash associated with Japan variable annuities	(702)

Total	$58,081

[1]	Includes $3.4 billion of U.S. Treasuries.
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; Global Annuity and Life Insurance obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and institutional investment products will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiaries will be generally funded by the legal entity in the country in which the obligation was generated.

As of
December 31,
Contractholder Obligations	2010
Total Life contractholder obligations	$256,040
Less: Separate account assets [1]	(159,742)
International statutory separate accounts [1]	(32,793)

General account contractholder obligations	$63,505

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$29,303
Fixed MVA annuities [3]	10,467
International fixed MVA annuities	2,723
Guaranteed investment contracts (“GIC”) [4]	912
Other [5]	20,100

General account contractholder obligations	$63,505

[1]
In the event customers elect to surrender separate account assets or international statutory separate accounts, Life Operations will use the proceeds from the sale of the assets to fund the surrender, and Life Operation’s liquidity position will not be impacted. In many instances Life Operations will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life Operation’s liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease Life Operation’s obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life Operation’s liquidity requirements.

[3]
Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, Life Operation is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operation is required to contribute additional capital to the statutory separate account. Life Operation will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operation.

[4]
GICs are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment reflects changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit Life Operation’s liquidity requirements in the event of a surrender.

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Global Annuity’s individual variable annuities and Life Insurance’s variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Life Insurance may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Consolidated Liquidity Position
The following table summarizes the liquidity available to The Hartford:

As of
December 31,
Liquidity available to The Hartford	2010
Short-term investments	$8,528
U.S. Treasuries	5,029
Cash	2,062
Less: Derivative collateral	(1,899)
Cash associated with Japan variable annuities	(702)

Total liquidity available	$13,018

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:
•
The Company has unfunded commitments to purchase investments in limited partnerships, private placements and mortgage loans of approximately $1.5 billion as disclosed in Note 12 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2010:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Property and casualty obligations [1]	$21,549	$5,732	$4,471	$2,857	$8,489
Life, annuity and disability obligations [2]	386,382	26,697	56,139	51,192	252,354
Operating lease obligations [3]	307	114	118	42	33
Long-term debt obligations [4]	19,799	901	1,280	1,610	16,008
Consumer notes [5]	419	79	250	50	40
Purchase obligations [6]	2,338	1,972	209	114	43
Other long-term liabilities reflected on the balance sheet [7]	1,848	1,357	345	146	—

Total [8]	$432,642	$36,852	$62,812	$56,011	$276,967

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:
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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2010, the total property and casualty reserves in the above table are gross of a reserve discount of $524.

[2]
Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated life, annuity and disability obligations are based on mortality, morbidity and lapse assumptions comparable with Life’s historical experience, modified for recent observed trends. Life has also assumed market growth and interest crediting consistent with other assumptions. In contrast to this table, the majority of Life’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

[3]	Includes future minimum lease payments on operating lease agreements. See Notes 12 and 14 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

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

[6]
Includes $1.5 billion in commitments to purchase investments including about $693 of limited partnership, $99 of private placements and $729 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s consolidated balance sheet. In January 2011 the Company executed an extension of its’ existing information technology outsourcing arrangement with a third party vendor. This extension is effective February 1, 2011 and runs through January 31, 2016. The approximate annual cost/outlay is $96 per year and is not included in the table above.

Also included in purchase obligations is $642 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[7]
Includes cash collateral of $1.1 billion which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

Includes deposits and bank advances that were acquired through the purchase of Federal Trust Corporation in the second quarter of 2009.

Also included in other long term liabilities is $48 of net unrecognized tax benefits.

[8]	Does not include estimated voluntary contribution of $200 to the Company’s pension plan in 2011.

Capitalization
The capital structure of The Hartford as of December 31, 2010 and December 31, 2009 consisted of debt and stockholders’ equity, summarized as follows:

	December 31,	December 31,
	2010	2009	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$400	$343	17%
Long-term debt	6,207	5,496	13%

Total debt [1]	6,607	5,839	13%
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	21,312	21,177	1%
AOCI, net of tax	(1,001)	(3,312)	70%

Total stockholders’ equity	$20,311	$17,865	14%
Total capitalization including AOCI	$26,918	$23,704	14%

Debt to stockholders’ equity	33%	33%
Debt to capitalization	25%	25%

[1]
Total debt of the Company excludes $382 and $1.1 billion of consumer notes as of December 31, 2010 and December 31, 2009, respectively, and $25 and $78 of Federal Home Loan Bank advances recorded in other liabilities as of December 31, 2010 and December 31, 2009, respectively.

The Hartford’s total capitalization increased $3.2 billion, or 14%, from December 31, 2009 to December 31, 2010 due to increases in debt, improvements in AOCI and increases in stockholders’ equity, excluding AOCI.
Total debt increased primarily due to the issuance of $1.1 billion in senior notes in March 2010 partially offset by the repayment of $275 in senior notes in June 2010 and payment of capital lease obligations in January 2010.
AOCI, net of tax, improved primarily due to increases in net unrealized available-for-sale securities of $2.0 billion primarily as a result of improved security valuations due to declining interest rates and an increase of $128 in cash flow hedging instruments.
The increase in stockholders’ equity, excluding AOCI, was primarily due to net income available to common shareholders of $1.2 billion, issuance of common shares under public offering of $1.6 billion, and issuance of mandatory convertible preferred stock of $556, partially offset by the redemption of $3.4 billion in preferred stock issued to the U.S. Treasury. See Note 15 of the Notes to Consolidated Financial Statements for additional information on the redemption of the preferred stock and issuances of stock in 2010.
For additional information on stockholders’ equity, AOCI, net of tax, pension and other postretirement plans and Allianz’s investment in The Hartford see Notes 15, 16, 17 and 21, respectively, of the Notes to Consolidated Financial Statements.
Cash Flow

	2010	2009	2008
Net cash provided by operating activities	$3,309	$2,974	$4,192
Net cash used for investing activities	$(434)	$(3,123)	$(8,827)
Net cash provided by (used for) financing activities	$(2,955)	$523	$4,274
Cash — end of year	$2,062	$2,142	$1,811
Year ended December 31, 2010 compared to the year ended December 31, 2009
The increase in cash provided by operating activities, compared to the prior year period, was primarily the result of increases in fee income. Cash used for investing activities in 2010 primarily relates to net purchases of available-for-sale securities of $1.5 billion and net payments on derivatives of $338, partially offset by net proceeds from sales of mortgage loans of $1.4 billion. Cash used for investing activities in 2009 consisted of net outflows of $2.9 billion from changes in payables on securities lending, net purchases of available-for-sale securities and $561 of net payments on derivatives, partially offset by net proceeds from sales of mortgage loans of $396.
Cash provided by (used for) financing activities decreased primarily due to the redemption of preferred stock issued to the U.S. Treasury of $3.4 billion, repayments of consumer notes of $754 in 2010, repayment of $275 in senior notes in June 2010 and net outflows on investment and universal life-type contracts in 2010. Partially offsetting the decreases were proceeds from the issuance of $1.1 billion in aggregate senior notes, issuance of common stock under a public offering of $1.6 billion and issuance of mandatory convertible preferred stock of $556.
Year ended December 31, 2009 compared to the year ended December 31, 2008
The decrease in cash provided by operating activities compared to the prior year period was primarily the result of lower premiums, lower fee income and lower net investment income. Net derivative settlements and pay down of collateral under securities lending account for the majority of cash used for investing activities. Cash provided by financing activities decreased primarily due to net flows decrease in investment and universal life-type contracts of $5.5 billion partially offset by issuances of preferred stock and warrants to the U.S. Treasury for $3.4 billion and issuance of common stock through a discretionary equity issuance plan of $887 in 2009 and treasury stock acquired in 2008, partially offset by issuance of long-term debt and consumer notes in 2008 and repayments of commercial paper in 2009.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 18, 2011.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2009 in the table below is based on actual statutory filings with the applicable U.S. regulatory authorities. The statutory surplus amount as of December 31, 2010 is an estimate, as the respective 2010 statutory filings have not yet been made.

	2010	2009
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,731	$7,324
Property and casualty insurance subsidiaries	7,721	7,364

Total	$15,452	$14,688

Total statutory capital and surplus increased by $764 primarily due statutory net income, after tax, for property and casualty subsidiaries of $1.5 billion, offset by statutory net losses of $140 in our life insurance subsidiaries, including domestic captive insurance subsidiaries and dividends to the HFSG Holding Company of $1.0 billion.
The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $1.2 billion and $1.3 billion as of December 31, 2010 and December 31, 2009, respectively. However, under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion and $1.1 billion as of December 31, 2010 and 2009, respectively.

Statutory Capital
The Company’s stockholders’ equity, as prepared using U.S. generally accepted accounting principles (“US GAAP”) was $20.3 billion as of December 31, 2010. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“US STAT”) was $15.5 billion as of December 31, 2010. Significant differences between US GAAP stockholders’ equity and aggregate statutory capital and surplus prepared in accordance with US STAT include the following:
•	Costs incurred by the Company to acquire insurance policies are deferred under US GAAP while those costs are expensed immediately under US STAT.

•
Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under US GAAP while those amounts deferred are subject to limitations under US STAT.

•
The assumptions used in the determination of Life benefit reserves is prescribed under US STAT, while the assumptions used under US GAAP are generally the Company’s best estimates. The methodologies for determining life insurance reserve amounts may also be different. For example, reserving for living benefit reserves under US STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under US GAAP, those same living benefits may be considered embedded derivatives and recorded at fair value or they may be considered SOP 03-1 reserves. The sensitivity of these life insurance reserves to changes in equity markets, as applicable, will be different between US GAAP and US STAT.

•
The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under US GAAP, while US STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value.

•
US STAT for life insurance companies establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while US GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, US STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while US GAAP does not.

•
Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for US GAAP, while under US STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill is limited.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under US STAT. US GAAP generally evaluates assets based on their recoverability.
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
Sensitivity
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. For further discussion on the factors see the Market Risk on Statutory Capital section within Capital Markets Risk Management of the MD&A.
Statutory capital at the Property & Casualty subsidiaries has historically been maintained at or above the capital level required to meet “AA level” ratings from rating agencies. Statutory capital generated by the Property & Casualty subsidiaries in excess of the capital level required to meet “AA level” ratings is available for use by the enterprise or for corporate purposes. The amount of statutory capital can increase or decrease depending on a number of factors affecting Property & Casualty results including, among other factors, the level of catastrophe claims incurred, the amount of reserve development, the effect of changes in interest rates on investment income and the discounting of loss reserves, and the effect of realized gains and losses on investments.
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
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, see “Terrorism” under the Property and Casualty Underwriting Risk Management section of the MD&A.
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
Legislative Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. The Dodd-Frank Act may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” If we are designated as a systemically important institution, we could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly resolution of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.
A number of provisions of the Dodd-Frank Act affect us solely due to our status as a savings & loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will regulate us as a holding company, and the OCC will regulate our thrift subsidiary, Federal Trust Bank. Because of our status as a savings and loan holding company or if we are designated a systemically important institution, the Dodd-Frank Act may also restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like us, control insured depository institutions.
Other provisions in the Dodd-Frank Act that may impact us, irrespective of whether or not we are a savings and loan holding company include: the possibility that regulators could break up firms that are considered “too big to fail;” a new “Federal Insurance Office” within Treasury to, among other things, conduct a study of how to improve insurance regulation in the United States; new means for regulators to limit the activities of financial firms; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; additional regulation of compensation in the financial services industry; and enhancements to corporate governance, especially regarding risk management.
The changes resulting from the Dodd-Frank Act could adversely affect our results of operation and financial condition.
FY 2012, Budget of the United States Government
On February 15, 2011, the Obama Administration released its “FY 2012, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a $30 billion “Financial Crisis Responsibility Fee,” in the aggregate, on large financial institutions, including The Hartford.
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
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2010.
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
The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.
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
Hartford, Connecticut
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report, dated February 25, 2011, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 25, 2011

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
On February 22, 2011 (the “Effective Date”), The Hartford Financial Services Group, Inc. (“The Hartford”) adopted The Hartford Senior Executive Officer Severance Pay Plan (the “Tier 1 Plan”), providing for specified payments and benefits to participants upon termination of employment as a result of severance eligible events. The Tier 1 Plan applies to such of The Hartford’s Tier 1 executive officers, including named executive officers, as the Executive Vice President, Human Resources (the “Plan Administrator”) has approved for participation in the Plan and who are otherwise eligible, as described below. Liam E. McGee, Chairman, President and Chief Executive Officer, and Christopher J. Swift, Executive Vice President and Chief Financial Officer, will participate in the Tier 1 Plan as of the Effective Date. The Hartford’s other named executive officers, Lizabeth H. Zlatkus, Executive Vice President and Chief Risk Officer, Alan J. Kreczko, Executive Vice President and General Counsel, and Gregory G. McGreevey, Executive Vice President and Chief Investment Officer, are anticipated to participate in the Tier 1 Plan after their current individual employment agreements expire (May 1, 2012, June 7, 2012 and October 8, 2011, respectively), provided that they then meet the conditions set forth below.
The Tier 1 Plan provides benefits to Tier 1 executives who the Plan Administrator has approved for participation in the Plan and who have agreed to such non-competition, non-solicitation, non-disparagement and other restrictive covenants as are required by the Plan Administrator. The Plan does not apply to an executive who is party to an individual employment agreement that provides for the payment of severance pay. (The Company has ceased the practice of entering into such individual employment agreements.)
A participant is generally eligible for severance pay under the Tier 1 Plan if (1) the Company terminates the employee’s employment; and (2) the employee signs a Separation and Release Agreement, unless:
•	termination is for misconduct or other disciplinary action;

•	the employee is under investigation for misconduct at the time severance would be due;

•
the employee refuses a “Comparable Position” defined as a position (i) with materially the same base salary rate and annual incentive opportunity, (ii) with similar duties or having different duties that, in management’s judgment, the employee is able to perform and are consistent with the employee’s experience, and (iii) that is located within a 50 miles radius of the employee’s previous place of employment or does not entail a substantially longer commute from home;

•
in connection with a sale, divestiture or outsourcing that is not deemed a change of control, the employee accepts employment or continued employment with the buyer or vendor, declines an interview or an invitation to apply for a Comparable Position with the buyer or vendor, or is offered a Comparable Position; or

•	the employee’s employment terminates due to mandatory retirement at or after the employee has attained his/her 65th birthday, subject to applicable law.
A participating Tier 1 executive will receive severance pay in an amount equal to two times the sum of the executive’s annual base salary plus the target annual bonus, both determined as of the termination date. The severance pay will be payable in a lump sum within 60 days of termination. In addition, a Tier 1 executive will be eligible to receive a pro-rata annual bonus under the Company’s annual incentive plan for the year in which the termination occurs, payable no later than the March 15 following the calendar year of termination. The participating executive will also vest pro-rata in any outstanding unvested long term incentive awards, unless prohibited by applicable law, provided that at least one full year of the performance or restriction period of the applicable award has elapsed as of the termination date.
The Tier 1 Plan provides for continued medical and dental coverage and outplacement services for up to twelve months.
If, within the two year period following a Change of Control (as defined in the Company’s 2010 Incentive Stock Plan), (1) a participant is involuntarily terminated by the Company other than for cause, or (2) the participant voluntarily terminates employment with the Company for Good Reason (as defined below), then the participant will receive the same severance pay, and will be eligible for a pro-rata annual bonus as set forth above, except that the pro-rata annual bonus payable will be at least the same percentage of the target level of payout as is generally applicable to executives whose employment did not terminate. In addition, as provided in the 2010 Incentive Stock Plan, any outstanding unvested long term incentive awards will be fully vested upon a Change of Control. No gross-up is provided for any excise taxes that apply to a participant. Following a Change of Control, the term “Company” includes The Hartford, Hartford Fire Insurance Company or any successor in interest to either of these entities and any affiliate of such a successor. Good Reason means:
•
the assignment of duties inconsistent in any material adverse respect with the executive’s position, duties, authority or responsibilities, or any other material adverse change in position, including titles, authority or responsibilities;

•	a material reduction in base pay or target bonus;

•
being based at any office or location more than 50 miles from the location at which services were performed immediately prior to the Change of Control (provided that such change of office or location also entails a substantially longer commute);

•	a failure by the Company to obtain the assumption and agreement to perform the provisions of the Plan by a successor; or

•	a termination asserted by the Company to be for cause that is subsequently determined not to constitute a termination for cause.

PART III
Item 10. DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2011 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Item 1 — Election of Directors”, “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders”, and “Governance of the Company” and is incorporated herein by reference.
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
JONATHAN BENNETT
(Executive Vice President, Digital Commerce & Customer Analytics)
Mr. Bennett, 47, is Executive Vice President, Digital Commerce & Customer Analytics, a newly-created position he assumed in July 2010. In this role, he directs all digital strategy and execution for the enterprise, and is accountable for developing customer insights that drive the Company’s business direction and growth. Most recently, Mr. Bennett was the Executive Vice President of Personal & Small Business Insurance for the Company, a position he held from 2005 to 2010. Mr. Bennett joined The Hartford in April 1999 as the Staff Assistant to the Chairman and CEO. In March 2000, he was named Vice President of Corporate Development, and subsequently, he led the Property and Casualty eBusiness Ventures team. In January 2002, Mr. Bennett joined the Personal Lines organization to lead the Product Management department. And in April 2003, he was named Senior Vice President, Personal Lines Division, with overall responsibility for the Company’s auto and homeowners business. Mr. Bennett worked at CIGNA from 1994 to 1999, serving as Vice President and Product Manager in charge of the institutional fund strategy at CIGNA’s Retirement Division. He also held positions in Strategy and Marketing and as a Product Manager for corporate-owned life insurance. Prior to CIGNA, Mr. Bennett worked at Arthur Andersen LLP as an auditor and consultant.
BETH A. BOMBARA
(Senior Vice President and Controller)
Ms. Bombara, 43, has held the positions of Senior Vice President and Controller of the Company since June 4, 2007. Since joining the Company in April 2004 as a Vice President, with primary responsibility for the Company’s compliance with the internal control requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002, Ms. Bombara has held positions of increasing responsibility. Prior to assuming the role of Senior Vice President and Controller of the Company, Ms. Bombara held the position of Vice President, Deputy Controller, with responsibility for external financial reporting, accounting policy and internal management reporting, while continuing to oversee Sarbanes-Oxley Section 404 compliance. Prior to joining the Company, Ms. Bombara worked for the accounting firm of Deloitte & Touche LLP from June 2002 to April 2004, where she served as a Senior Manager in the audit practice. Ms. Bombara began her career in accounting at the accounting firm of Arthur Andersen LLP, where she was promoted to audit partner in September 2001.
JAMES ECKERLE
(Executive Vice President, Strategic Initiatives and Enterprise Technology)
Mr. Eckerle, 51, has been Executive Vice President of Strategic Initiatives and Enterprise Technology since he joined the Company in October 2010. In his role, Mr. Eckerle leads an enterprise-wide initiative to simplify and transform the Company’s core processes and operating mechanisms to improve efficiency and effectiveness. Mr. Eckerle has more than 30 years of financial services industry experience, with a specific focus on change management and process improvement. Prior to joining the Company, Mr. Eckerle served as senior vice president of Global Transition, Quality and Change at Bank of America, a position he held since 2004. Mr. Eckerle joined Bank of America in 1986 and held a number of leadership roles in Enterprise Initiative Delivery, Senior Change Management Technology and Operations.

ALAN J. KRECZKO
(Executive Vice President and General Counsel)
Mr. Kreczko, 59, is Executive Vice President and General Counsel of the Company, positions he has held since June 2007. He was previously Senior Vice President and Deputy General Counsel where he oversaw the law department’s property and casualty, life, investment and compliance units. Prior to joining the Company in 2002, Mr. Kreczko held various senior positions within the United States Government. He served as acting Assistant Secretary of State for Population, Refugees and Migration, where he led the State Department’s humanitarian response in conflict situations, including Afghanistan, Timor, Sudan and West Africa. Prior to that position, he served as Legal Advisor to President Clinton’s National Security Council. He has also served as Deputy General Counsel to the Department of State and as legal advisor to the President of the United States’ personal representatives for Middle East negotiations.
DAVID N. LEVENSON
(Executive Vice President; President Wealth Management)
Mr. Levenson, 44, is Executive Vice President of the Company and serves as President of the Company’s Wealth Management business, positions he has held since July 2010. Between June 2009 and July 2010, he served as Executive Vice President of Legacy Holdings, which included the Company’s in-force domestic variable annuity business as well as international and institutional business segments. From 2006 to 2009, Mr. Levenson was with Hartford Life Insurance K.K., the Company’s Japan subsidiary, where he initially was charged with leading a turnaround as head of product and distribution and ultimately was named President and CEO. Prior to assuming this role, Mr. Levenson was managing director at Hartford Investment Management Company (“HIMCO”) responsible for sales and marketing, a position he held from 2005 to 2006. Prior to joining HIMCO in 2005, he held a number of leadership roles with the Company’s life insurance operations. Mr. Levenson joined the Company in 1995 and was responsible for building the Company’s retail mutual fund business which was launched in July 1996. In 1999, he added responsibilities for 401(k) sales management and, in 2000, assumed responsibility for the 401(k) business line management. In 2002, he became head of the retail product management group and was responsible for the Company’s annuities, U.S. and Canadian mutual funds, 401(k), 529 college savings plans, and offshore products; he held this position until 2005 when he joined HIMCO.
GREGORY McGREEVEY
(Executive Vice President and Chief Investment Officer)
Mr. McGreevey, 48, is Executive Vice President and Chief Investment Officer of the Company and President of Hartford Investment Management Company, a wholly-owned subsidiary of the Company, positions he has held since October 2008. Prior to joining the Company, he served as vice chairman and executive vice president of ING Investment Management — Americas Region, including business head and chief investment officer for ING’s North American proprietary investments and chief executive officer of ING Institutional Markets, positions he held from October 2005 through March 2008. He also served as executive vice president and chief investment officer of ING Proprietary Fixed Income from October 2003 through October 2005. Before joining ING, Mr. McGreevey was president and chief investment officer of Laughlin Asset Management and president and chief operating officer of both Laughlin Educational Services and Laughlin Analytics, Inc. in Portland, Oregon.
ANDRE NAPOLI
(Executive Vice President; President Consumer Markets)
Mr. Napoli, 46, is Executive Vice President of the Company and President of the Company’s Consumer Markets business, positions he has held since August 2010. He was most recently Executive Vice President and Chief Administrative Officer with the CUNA Mutual Group, an insurance company focused on serving credit unions across the country. While at CUNA Mutual, Mr. Napoli gained experience developing affinity markets. He initially led CUNA Mutual’s consumer products division and was promoted to chief administrative officer. In this role, Mr. Napoli was responsible for claims, information technology and customer operations in support of CUNA Mutual’s business. Mr. Napoli also has more than a decade of experience managing consumer insurance businesses and operations, including serving in a variety of product, pricing and claims roles at Progressive and Nationwide.
ANDREW J. PINKES
(Executive Vice President; Acting Head of Commercial Markets)
Mr. Pinkes, 48, is acting head of the Commercial Markets business of the Company, a position he assumed in October 2010, as well as Executive Vice President of P&C Claims and President of Heritage Holdings, Inc. Mr. Pinkes became Executive Vice President of P&C Claims in 2008 and, as such, is responsible for managing the Company’s P&C Claims Department, including Worker’s Compensation, Auto, Liability, Property, Specialty, and as of August 2010, Group Benefits claims. Since 2006, he has also served as President of Heritage Holdings, an entity that manages the Company’s domestic and international P&C run-off operations, including direct and assumed claims, reinsurance collections, and commutations. Prior to that, Mr. Pinkes was Senior Vice President and Chief Operating Officer of Heritage Holdings, a position he assumed in 2005. Mr. Pinkes joined the Company in 2003 as Senior Vice President of the Complex Claim Group. As such, he was responsible for over 200 claims, legal, and actuarial professionals who handled the Company’s direct exposures arising out of asbestos, environmental, and other complex tort claims.

CHRISTOPHER J. SWIFT
(Executive Vice President and Chief Financial Officer)
Mr. Swift, 50, is Executive Vice President and Chief Financial Officer of the Company, positions he has held since March 1, 2010. As the Company’s CFO, Mr. Swift is responsible for finance, treasury, capital, accounting and investor relations. Prior to joining the Company, Mr. Swift was Vice Chairman and CFO of American Life Insurance Company (“ALICO”), an operating company of American International Group (“AIG”), a position he assumed in March 2009. From July 2005 to March 2009, he served as Vice President and Chief Financial Officer of AIG’s Global Life Insurance and Retirement Services division; and from August 2003 to July 2005, he served as Executive Vice President, Chief Financial Officer and Head of Annuity Operations of AIG American General Life Companies. Before joining AIG in 2003, he was a partner with KPMG and head of the Global Insurance Industry Practice.
KAREN C. TRIPP
(Executive Vice President, Marketing and Communications)
Ms. Tripp, 55, is Executive Vice President of Marketing and Communications, a position she assumed in September 2010. In her role, Ms. Tripp has oversight of brand management and advertising, media relations, philanthropy and executive and employee communications. Prior to joining the Company, Ms. Tripp served as vice president of Corporate Communications for L3 Communications since 2007. Prior to that, she was general manager of Global Communications for General Electric’s Infrastructure business, a position she held from 2002 to 2007. She also served as vice president of Corporate Communications for Rockwell Collins, a position she held from 1997 to 2002.
EILEEN G. WHELLEY
(Executive Vice President, Human Resources)
Ms. Whelley, 57, is Executive Vice President for Human Resources, a position she has held since June 2007. She previously held the position of Executive Vice President, Global Human Resources. Prior to joining the Company, Ms. Whelley spent 17 years at General Electric where she held a number of human resources leadership roles. In 2002, she was named executive vice president of human resources for NBC and in 2004 was named GE Vice President and executive vice president of human resources for NBC Universal, responsible for HR integration and talent negotiations for the NBCU Television Group and corporate staff functions. Before joining NBCU, Ms. Whelley was the vice president of human resources excellence for GE Capital in Stamford, Conn., where she oversaw HR for eight GE Capital businesses, HR Six Sigma and HR talent development. Before joining GE in 1989, Ms. Whelley worked for Citicorp and Standard Oil of Ohio in a variety of HR roles.
LIZABETH H. ZLATKUS
(Executive Vice President and Chief Risk Officer)
Ms. Zlatkus, 52, is Executive Vice President and Chief Risk Officer of the Company, roles she assumed in March 2010. Ms. Zlatkus joined the Company in 1983 and has held positions of increasing responsibility in finance, risk management and business operations. In 1996, she became director of The Hartford’s disability and group life business and was elected senior vice president in 1997. In 1999, she was named head of the Group Benefits Division. Ms. Zlatkus was named executive vice president of Hartford Life in March 2000, with overall profit-and-loss responsibility for Hartford Life’s Group Benefits Division. Ms. Zlatkus was named chief financial officer of Hartford Life in 2003 and was also given responsibility for actuarial, risk management and Hartford Life’s information technology area. In February 2006, she was named president of International Wealth Management and Group Benefits and from June 11, 2007 until May 1, 2008 she served as Executive Vice President of the Company and co-chief operating officer of the Company’s life operations. On May 1, 2008, Ms. Zlatkus became Executive Vice President and Chief Financial Officer of the Company.
Item 11. EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Report of the Compensation and Management Development Committee”, and “Compensation and Management Development Committee Interlocks and Insider Participation” and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Common Stock Ownership of Directors, Executive Officers and Certain Shareholders” and is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2010 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 19, 2010, the shareholders of the Company approved the 2010 Stock Plan, which superseded the 2005 Stock Plan. Pursuant to the provisions of the 2010 Stock Plan, no additional shares may be issued from the 2005 Stock Plan. To the extent that any awards under the 2005 Stock Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2010 Stock Plan and such shares shall be added to the total number of shares available under the 2010 Stock Plan.
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”) pursuant to which it may grant awards to non-employee wholesalers of products of Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”).

	(a)	(b)	(c)
	Number of Securities	Weighted-average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Equity compensation plans approved by stockholders	5,266,634	$52.91	24,624,318	[1]
Equity compensation plans not approved by stockholders	12,821	50.23	256,676

Total	5,279,455	$52.90	24,880,994

[1]	Of these shares, 7,240,661 shares remain available for purchase under the ESPP.
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
Terms of options — Nonqualified stock options (“NQSOs”) to purchase shares of common stock are available for grant under the PLANCO Plan. The administrator of the PLANCO Plan, the Compensation and Management Development Committee, (i) determines the recipients of options under the PLANCO Plan, (ii) determines the number of shares of common stock covered by such options, (iii) determines the dates and the manner in which options become exercisable (which is typically in three equal annual installments beginning on the first anniversary of the date of grant), (iv) sets the exercise price of options (which may be less than, equal to or greater than the fair market value of common stock on the date of grant) and (v) determines the other terms and conditions of each option. Payment of the exercise price may be made in cash, other shares of the Company’s common stock or through a same day sale program. The term of an NQSO may not exceed ten years and two days from the date of grant.
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
Acceleration in Connection with a Change in Control — Upon the occurrence of a change in control, each option outstanding on the date of such change in control, and which is not then fully vested and exercisable, shall immediately vest and become exercisable. In general, a “Change in Control” will be deemed to have occurred upon the acquisition of 40% or more of the outstanding voting stock of the Company, a tender or exchange offer to acquire 15% or more of the outstanding voting stock of the Company, certain mergers or corporate transactions resulting in the shareholders of the Company before the transactions owning less than 55% of the entity surviving the transactions, certain transactions involving a transfer of substantially all of the Company’s assets or a change in greater than 50% of the Board members over a two year period. See Note 18 of the Notes to Consolidated Financial Statements for a description of the 2010 Stock Plan and the ESPP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Governance of the Company” and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Committee Charter and Report Concerning Financial Matters — Fees to Independent Auditor for Years Ended December 31, 2010 and 2009” and is incorporated herein by reference.
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
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, for other-than-temporary impairments as required by accounting guidance adopted in 2009, and for the fair value measurement of financial instruments as required by accounting guidance adopted in 2008.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 25, 2011

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2010	2009	2008

Revenues
Earned premiums	$14,055	$14,424	$15,503
Fee income	4,784	4,576	5,135
Net investment income (loss):
Securities available-for-sale and other	4,392	4,031	4,335
Equity securities, trading	(774)	3,188	(10,340)

Total net investment income (loss)	3,618	7,219	(6,005)

Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(852)	(2,191)	(3,964)
OTTI losses recognized in other comprehensive income	418	683	—

Net OTTI losses recognized in earnings	(434)	(1,508)	(3,964)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(120)	(502)	(1,954)

Total net realized capital losses	(554)	(2,010)	(5,918)

Other revenues	480	492	504

Total revenues	22,383	24,701	9,219

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	13,025	13,831	14,088
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	(774)	3,188	(10,340)
Amortization of deferred policy acquisition costs and present value of future profits	2,544	4,267	4,271
Insurance operating costs and other expenses	4,663	4,635	4,703
Interest expense	508	476	343
Goodwill impairment	153	32	745

Total benefits, losses and expenses	20,119	26,429	13,810
Income (loss) before income taxes	2,264	(1,728)	(4,591)
Income tax expense (benefit)	584	(841)	(1,842)

Net income (loss)	$1,680	$(887)	$(2,749)

Preferred stock dividends and accretion of discount	515	127	8

Net income (loss) available to common shareholders	$1,165	$(1,014)	$(2,757)

Earnings (Loss) per common share
Basic	$2.70	$(2.93)	$(8.99)
Diluted	$2.49	$(2.93)	$(8.99)

Cash dividends declared per common share	$0.20	$0.20	$1.91

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share data)	2010	2009
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $78,419 and $76,015) (includes variable interest entity assets, at fair value, of $406 as of December 31, 2010)	$77,820	$71,153
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $323 as of December 31, 2010)	649	—
Equity securities, trading, at fair value (cost of $33,899 and $33,070)	32,820	32,321
Equity securities, available-for-sale, at fair value (cost of $1,013 and $1,333)	973	1,221
Mortgage loans (net of allowances for loan losses of $155 and $366)	4,489	5,938
Policy loans, at outstanding balance	2,181	2,174
Limited partnerships and other alternative investments (includes variable interest entity assets of $14 as of December 31, 2010)	1,918	1,790
Other investments	1,617	602
Short-term investments	8,528	10,357

Total investments	130,995	125,556
Cash	2,062	2,142
Premiums receivable and agents’ balances, net	3,273	3,404
Reinsurance recoverables, net	4,862	5,384
Deferred policy acquisition costs and present value of future profits	9,857	10,686
Deferred income taxes, net	3,725	3,940
Goodwill	1,051	1,204
Property and equipment, net	1,150	1,026
Other assets	1,629	3,981
Separate account assets	159,742	150,394

Total assets	$318,346	$307,717

Liabilities

Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$39,598	$39,631
Other policyholder funds and benefits payable	44,550	45,852
Other policyholder funds and benefits payable — international variable annuities	32,793	32,296
Unearned premiums	5,176	5,221
Short-term debt	400	343
Long-term debt	6,207	5,496
Consumer notes	382	1,136
Other liabilities (includes variable interest entity liabilities of $394 as of December 31, 2010)	9,187	9,454
Separate account liabilities	159,742	150,394

Total liabilities	298,035	289,823

Commitments and Contingencies (Note 12)

Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 and 3,400,000 shares issued, liquidation preference $1,000 per share	556	2,960
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,754,771 and 410,184,182 shares issued	5	4
Additional paid-in capital	10,448	8,985
Retained earnings	12,077	11,164
Treasury stock, at cost — 25,205,283 and 27,177,019 shares	(1,774)	(1,936)
Accumulated other comprehensive loss, net of tax	(1,001)	(3,312)

Total stockholders’ equity	20,311	17,865
Noncontrolling interest	—	29

Total equity	20,311	17,894

Total liabilities and equity	$318,346	$307,717

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Equity

	For the years ended December 31,
(In millions, except for share data)	2010	2009	2008
Preferred Stock, at beginning of period	$2,960	$—	$—
Issuance of mandatory convertible preferred stock	556	—	—
Accretion of preferred stock discount on issuance to U.S. Treasury	—	40	—
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	440	—	—
Issuance (redemption) of preferred stock to the U.S. Treasury	(3,400)	2,920	—

Preferred Stock, at end of period	556	2,960	—

Common Stock	5	4	3
Additional Paid-in Capital, at beginning of period	8,985	7,569	6,627
Issuance of warrants to U.S. Treasury	—	480	—
Issuance of shares under discretionary equity issuance plan	—	887	—
Issuance of convertible preferred shares	—	—	727
Issuance of warrants	—	—	240
Issuance of shares under public offering	1,599	—	—
Issuance of shares under incentive and stock compensation plans	(130)	(126)	(36)
Reclassification of warrants from other liabilities to equity and extension of warrants’ term	—	186	—
Tax expense on employee stock options and awards	(6)	(11)	11

Additional Paid-in Capital, at end of period	10,448	8,985	7,569

Retained Earnings, at beginning of period, before cumulative effect of accounting change, net of tax	11,164	11,336	14,686
Cumulative effect of accounting change, net of tax	26	—	(3)

Retained Earnings, at beginning of period, as adjusted	11,190	11,336	14,683
Net income (loss)	1,680	(887)	(2,749)
Cumulative effect of accounting changes, net of tax	(194)	912	—
Accretion of preferred stock discount on issuance to U.S. Treasury	—	(40)	—
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	(440)	—	—
Dividends on preferred stock	(75)	(87)	(8)
Dividends declared on common stock	(84)	(70)	(590)

Retained Earnings, at end of period	12,077	11,164	11,336

Treasury Stock, at Cost, at beginning of period	(1,936)	(2,120)	(1,254)
Treasury stock acquired	—	—	(1,000)
Issuance of shares under incentive and stock compensation plans from treasury stock	165	187	152
Return of shares under incentive and stock compensation plans to treasury stock	(3)	(3)	(18)

Treasury Stock, at Cost, at end of period	(1,774)	(1,936)	(2,120)

Accumulated Other Comprehensive Loss, Net of Tax, at beginning of period	(3,312)	(7,520)	(858)
Cumulative effect of accounting change, net of tax	194	(912)	—
Total other comprehensive income	2,117	5,120	(6,662)

Accumulated Other Comprehensive Loss, Net of Tax, at end of period	(1,001)	(3,312)	(7,520)

Total Stockholders’ Equity	20,311	17,865	9,268

Noncontrolling Interest, at beginning of period (Note 15)	29	92	92
Change in noncontrolling interest ownership	—	(56)	57
Noncontrolling loss	—	(7)	(57)
Recognition of noncontrolling interest in other liabilities	(29)	—	—

Noncontrolling Interest, at end of period	—	29	92

Total Equity	$20,311	$17,894	$9,360
Preferred Shares Outstanding, at beginning of period (in thousands)	3,400	6,048	—
Issuance of convertible preferred shares	—	—	6,048
Conversion of preferred to common shares	—	(6,048)	—
Issuance of shares to U.S. Treasury	—	3,400	—
Issuance of mandatory convertible preferred shares	575	—	—
Redemption of preferred shares issued to the U.S. Treasury	(3,400)	—	—

Preferred Shares Outstanding, at end of period	575	3,400	6,048
Common Shares Outstanding, at beginning of period (in thousands)	383,007	300,579	313,842
Treasury stock acquired	—	(27)	(14,682)
Conversion of preferred to common shares	—	24,194	—
Issuance of shares under discretionary equity issuance plan	—	56,109	—
Issuance of shares under public offering	59,590	—	—
Issuance of shares under incentive and stock compensation plans	2,095	2,356	1,673
Return of shares under incentive and stock compensation plans to treasury stock	(143)	(204)	(254)

Common Shares Outstanding, at end of period	444,549	383,007	300,579

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(In millions)	2010	2009	2008
Comprehensive Income (Loss)
Net income (loss)	$1,680	$(887)	$(2,749)

Other comprehensive income (loss)
Change in net unrealized gain (loss) on securities	1,707	5,909	(7,127)
Change in other-than-temporary impairment losses recognized in other comprehensive income (loss)	116	(224)	—
Change in net gain (loss) on cash-flow hedging instruments	128	(387)	784
Change in foreign currency translation adjustments	289	(23)	196
Changes in pension and other postretirement plan adjustments	(123)	(155)	(515)

Total other comprehensive income (loss)	2,117	5,120	(6,662)

Total comprehensive income (loss)	$3,797	$4,233	$(9,411)

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2010	2009	2008
Operating Activities
Net income (loss)	$1,680	$(887)	$(2,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,544	4,267	4,271
Additions to deferred policy acquisition costs and present value of future profits	(2,648)	(2,853)	(3,675)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(93)	558	1,026
Change in reinsurance recoverables	353	236	300
Change in receivables and other assets	437	380	(4)
Change in payables and accruals	(612)	(1,271)	(103)
Change in accrued and deferred income taxes	561	(246)	(2,156)
Net realized capital losses	554	2,010	5,918
Net receipts (disbursements) from investment contracts related to policyholder funds — international variable annuities	497	1,498	(2,276)
Net (increase) decrease in equity securities, trading	(499)	(1,501)	2,295
Depreciation and amortization	596	470	361
Goodwill impairment	153	32	745
Other operating activities, net	(214)	281	239

Net cash provided by operating activities	3,309	2,974	4,192
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	49,155	53,538	26,097
Fixed maturities, fair value option	20	—	—
Equity securities, available-for-sale	325	949	616
Mortgage loans	1,723	629	386
Partnerships	367	391	438
Payments for the purchase of:
Fixed maturities, available-for-sale	(50,807)	(54,346)	(32,708)
Fixed maturities, fair value option	(75)	—	—
Equity securities, available-for-sale	(163)	(307)	(714)
Mortgage loans	(291)	(233)	(1,469)
Partnerships	(348)	(274)	(678)
Proceeds from business sold	241	(7)	(94)
Derivatives, net	(338)	(561)	909
Change in policy loans, net	(7)	34	(147)
Change in payables for collateral under securities lending, net	(46)	(2,925)	(1,405)
Other investing activities, net	(190)	(11)	(58)

Net cash used for investing activities	(434)	(3,123)	(8,827)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	12,602	14,239	21,015
Withdrawals and other deductions from investment and universal life-type contracts	(22,476)	(24,341)	(25,793)
Net transfers from separate accounts related to investment and universal life-type contracts	8,409	7,203	7,353
Proceeds from issuance of long-term debt	1,090	—	2,670
Repayments at maturity for long-term debt and payments on capital lease obligations	(343)	(24)	(992)
Change in commercial paper	—	(375)	—
Net Issuance (repayment) at maturity or settlement of consumer notes	(754)	(74)	401
Net proceeds from issuance of mandatory convertible preferred stock	556	—	—
Net proceeds from issuance of common shares under public offering	1,600	—	—
Redemption of preferred stock issued to the U.S. Treasury	(3,400)	—	—
Net proceeds from issuance of convertible preferred stock and warrants	—	—	1,239
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	—	3,400	—
Net proceeds from issuance of common shares under discretionary equity issuance plan	—	887	—
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	25	17	41
Treasury stock acquired	—	—	(1,000)
Dividends paid on preferred stock	(85)	(73)	—
Dividends paid on common stock	(85)	(149)	(660)
Changes in bank deposits and payments on bank advances	(94)	(187)	—

Net cash provided by (used for) financing activities	(2,955)	523	4,274
Foreign exchange rate effect on cash	—	(43)	161
Net increase (decrease) in cash	(80)	331	(200)
Cash — beginning of period	2,142	1,811	2,011

Cash — end of period	$2,062	$2,142	$1,811

Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$308	$(243)	$253
Interest paid	$485	$475	$286
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial service subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States (collectively, “The Hartford” or the “Company”). Also, The Hartford continues to administer business previously sold in Japan and the U.K.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Adoption of New Accounting Standards
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) updated the guidance which amends the consolidation requirements applicable to variable interest entities (“VIE”). Under this new guidance, an entity would consolidate a VIE when the entity has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The FASB also issued an amendment to this guidance in February 2010 which defers application of this guidance to certain entities that apply specialized accounting guidance for investment companies. The Company adopted this guidance on January 1, 2010. As a result of adoption, in addition to those VIEs the Company consolidates under the previous guidance, the Company consolidated a Company sponsored Collateralized Debt Obligation (“CDO”), electing the fair value option, and a Company sponsored Collateralized Loan Obligation, at carrying values carried forward as if the Company had been the primary beneficiary from the date the Company entered into the VIE arrangement. The impact on the Company’s Consolidated Balance Sheet as a result of adopting this guidance was an increase in assets of $432, an increase in liabilities of $406, and an increase in January 1, 2010 retained earnings, net of tax, of $26. The Company has investments in mutual funds, limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds which may be VIEs. The accounting for these investments will remain unchanged as they fall within the scope of the deferral of this new consolidation guidance. See Note 5 for further discussion.
Embedded Credit Derivatives
In March 2010, the FASB issued guidance clarifying the scope exception for certain credit derivatives embedded within structured securities which may result in bifurcation of these credit derivatives. Embedded credit derivatives resulting only from subordination of one financial instrument to another continue to qualify for the exemption. As a result, investments with an embedded credit derivative in a form other than the above mentioned subordination may need to be separately accounted for as an embedded credit derivative resulting in recognition of the change in the fair value of the embedded credit derivative in current period earnings. Upon adoption, an entity may elect the fair value option prospectively, with changes in fair value of the investment in its entirety recognized in earnings, rather than bifurcate the embedded credit derivative. The guidance is effective, on a prospective basis only, for fiscal years and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this guidance on July 1, 2010 and identified securities with an amortized cost and fair value of $971 and $639, respectively, which were impacted by the scope of this standard. Upon adoption, the Company elected the fair value option for securities having an amortized cost and fair value of $447 and $214, respectively. For further discussion of fair value option, see Note 4. For the remainder of securities that were impacted by the scope of this standard, upon adoption, the embedded credit derivatives were bifurcated but are reported with the host instrument in the consolidated balance sheets. As of July 1, 2010, these securities had an amortized cost and fair value of $524 and $425, respectively, with an associated embedded derivative notional value of $525. For further discussion of embedded derivatives, see Note 5. The adoption, on July 1, 2010 resulted in the reclassification of $194, after-tax and after deferred policy acquisition costs (“DAC”), net unrealized losses from accumulated other comprehensive loss to retained earnings, including $211 of unrealized capital losses and $17 of unrealized capital gains.
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
The Company will adopt this guidance on January 1, 2012. The Company has not yet determined if it will apply the guidance on a prospective or retrospective basis or the effect of the adoption on the Company’s Consolidated Financial Statements. If retrospective application is elected, the adoption could have a material impact on stockholders’ equity. If prospective application is elected, there could be a material impact to the Company’s Consolidated Statement of Operations as non-deferrable acquisition costs will increase while amortization would continue on the existing DAC balance.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Significant Accounting Policies
The Company’s significant accounting policies are described below or are referenced below to the applicable Note where the description is included.

Accounting Policy	Note
Fair Value	4
Investments and Derivative Instruments	5
Reinsurance	6
Deferred Policy Acquisition Costs and Present Value of Future Profits	7
Goodwill and Other Intangible Assets	8
Separate Accounts	9
Sales Inducements	10
Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	11
Contingencies	12
Income Taxes	13
Pension Plans and Postretirement Healthcare and Life Insurance Benefit Plans	17
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $119 and $121 as of December 31, 2010 and 2009, respectively.
Traditional life and group disability products premiums are generally recognized as revenue when due from policyholders.
Fee income for universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. The amounts collected from policyholders for investment and universal life-type contracts are considered deposits and are not included in revenue. Unearned revenue reserves, representing amounts assessed as consideration for origination of a universal life-type contract, are deferred and recognized in income over the period benefited, generally in proportion to estimated gross profits.
Other revenue consists primarily of revenues associated with the Company’s servicing businesses.
Dividends to Policyholders
Policyholder dividends are paid to certain property and casualty and life insurance policyholders. Policies that receive dividends are referred to as participating policies. Such dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Net written premiums for participating property and casualty insurance policies represented 8% of total net written premiums for the years ended December 31, 2010, 2009 and 2008, respectively. Participating dividends to policyholders were $5, $10 and $21 for the years ended December 31, 2010, 2009 and 2008, respectively.
Total participating policies in-force represented 1% of the total life insurance policies in-force as of December 31, 2010, 2009, and 2008. Dividends to policyholders were $21, $13 and $14 for the years ended December 31, 2010, 2009, and 2008, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.
Cash
Cash represents cash on hand and demand deposits with banks or other financial institutions.
Property and Equipment
Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $1.9 billion and $1.7 billion as of December 31, 2010 and 2009, respectively. Depreciation expense was $276, $253, and $228 for the years ended December 31, 2010, 2009, and 2008, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable consist of universal life-type contracts and investment contracts.
Universal life-type contracts consist of fixed and variable annuities, 401(k), certain governmental annuities, private placement life insurance (“PPLI”), variable universal life insurance, universal life insurance and interest sensitive whole life insurance. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date (commonly referred to as the account value), including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.
Investment contracts consist of institutional and governmental products, without life contingencies, including funding agreements, certain structured settlements and guaranteed investment contracts. The liability for investment contracts is equal to the balance that accrues to the benefit of the contract holder as of the financial statement date, which includes the accumulation of deposits plus credited interest, less withdrawals and amounts assessed through the financial statement date. Contract holder funds include funding agreements held by Variable Interest Entities issuing medium-term notes.
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
Mutual Funds
The Company maintains a retail mutual fund operation, whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (collectively, “mutual funds”), consisting of 52 mutual funds, as of December 31, 2010. The Company charges fees to these mutual funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940.
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

	For the years ended December 31,
(In millions, except for per share data)	2010	2009	2008

Income (loss)
Net income (loss)	$1,680	$(887)	$(2,749)
Less: Preferred stock dividends and accretion of discount	515	127	8

Net income (loss) available to common shareholders	$1,165	$(1,014)	$(2,757)

Common shares
Basic
Weighted average common shares outstanding	431.5	346.3	306.7

Diluted
Warrants	32.3	—	—
Stock compensation plans	1.3	—	—
Mandatory convertible preferred shares	16.4	—	—

Weighted average shares outstanding and dilutive potential common shares	481.5	346.3	306.7

Earnings (loss) per common share
Basic	$2.70	$(2.93)	$(8.99)
Diluted	$2.49	$(2.93)	$(8.99)
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of warrants, stock compensation plans, and assumed conversion of preferred shares to common using the treasury stock method. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.
Under the treasury stock method for the warrants issued as a result of the Company’s participation in the Capital Purchase Program (“CPP”), see Note 15, exercise shall be assumed at the beginning of the period. The proceeds from exercise of $9.79 per share shall be assumed to be used to purchase common shares at the average market price during the period.
Under the treasury stock method for the warrants issued to Allianz, see Note 21, exercise shall be assumed at the beginning of the period. The proceeds from exercise of $25.23 in 2010, $25.25 in 2009 and $25.32 in 2008 per share shall be assumed to be used to purchase common shares at the average market price during the period. Since the average market price of the common stock during the year ended December 31, 2008 exceeded the exercise price of the warrants, there is no dilutive effect for the warrants for the year ended December 31, 2008.
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
On March 23, 2010, The Hartford issued 23 million depositary shares, each representing a 1/40th interest in The Hartford’s 7.25% mandatory convertible preferred stock, Series F. For the year ended December 31, 2010, these shares and the related dividend adjustment are included in diluted earnings per share, using the if converted method. For additional information on the mandatory convertible preferred stock see Note 15.
As a result of the net loss in the years ended December 31, 2009 and 2008, the Company used basic weighted average common shares outstanding in the calculation of the year ended December 31, 2009 and 2008 diluted loss per share, since the inclusion of shares for warrants of 14.6 and 0, respectively, stock compensation plans of 0.9 million and 1.3 million, respectively, and the assumed conversion of the preferred shares to common of 0 and 5.0 million, respectively, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 361.8 and 313.0 million for the years ended December 31, 2009 and 2008, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information
Effective for 2010 reporting, The Hartford made changes to its reporting segments to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. Accordingly, segment data for prior reporting periods has been adjusted to reflect the new segment reporting. As a result, the Company created three customer-oriented divisions, Commercial Markets, Consumer Markets and Wealth Management, conducting business principally in seven reporting segments. The following discussion describes the significant changes to the reporting segments:
The Commercial Markets division consists of the reporting segments of Property & Casualty Commercial and Group Benefits. The Property & Casualty Commercial reporting segment includes the former Small Commercial, Middle Market and Specialty Commercial reporting segments. Group Benefits is now included in the Commercial Markets division and is otherwise unchanged from 2009.
The Consumer Markets division and reporting segment includes the former Personal Lines reporting segment.
The Wealth Management division consists of the following reporting segments: Global Annuity, Life Insurance, Retirement Plans and Mutual Funds. Global Annuity includes the individual variable, fixed market value adjusted (“MVA”), and single premium immediate annuities formerly within the Retail Products Groups and International reporting segments, as well as institutional investment products (“IIP”) which was within the former Institutional Solutions Group (“Institutional”) reporting segment. Life Insurance includes the former Individual Life reporting segment and private placement life insurance (“PPLI”) operations formerly within Institutional and Life Other. Mutual Funds includes mutual fund businesses within the former Retail Products Group.
Corporate and Other includes Property & Casualty Other Operations and the former Life Other, excluding the PPLI operations now included in Life Insurance. In addition, certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries have been moved from Global Annuity to Corporate and Other, with no impact on net income in either Global Annuity or Corporate and Other.
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
Wealth Management
Global Annuity
Global Annuity offers individual variable, fixed market value adjusted (“fixed MVA”) and single premium immediate annuities in the U.S., a range of products to institutional investors, including but not limited to, stable value contracts, and administers investments, retirement savings and other insurance and savings products to individuals and groups outside the U.S., primarily in Japan and Europe.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Mutual Funds
Mutual Funds offers retail mutual funds, investment-only mutual funds and college savings plans under Section 529 of the Code (collectively referred to as non-proprietary) and proprietary mutual fund supporting insurance products issued by The Hartford.
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
Financial Measures and Other Segment Information
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. Also, one segment may purchase group annuity contracts from another to fund pension costs and annuities to settle casualty claims. In addition, certain inter-segment transactions occur that relate to interest income on allocated surplus. Consolidated net investment income is unaffected by such transactions.
The following table presents net income (loss) for each reporting segment, as well as the Corporate and Other category.

	For the years ended December 31,
Net Income (Loss)	2010	2009	2008
Property & Casualty Commercial	$995	$899	$133
Group Benefits	185	193	(6)
Consumer Markets	143	140	102
Global Annuity	404	(1,166)	(2,287)
Life Insurance	262	39	(19)
Retirement Plans	47	(222)	(157)
Mutual Funds	132	34	37
Corporate and Other	(488)	(804)	(552)

Net income (loss)	$1,680	$(887)	$(2,749)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate and Other category.

	For the years ended December 31,
Revenues	2010	2009	2008
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$2,387	$2,275	$2,376
Property	547	597	697
Automobile	598	646	726
Package business	1,124	1,123	1,167
Liability	540	619	747
Fidelity and surety	224	250	272
Professional liability	324	393	410

Total Property & Casualty Commercial	5,744	5,903	6,395
Group Benefits
Group disability	2,004	1,975	2,020
Group life and accident	2,052	2,126	2,084
Other	222	249	287

Total Group Benefits	4,278	4,350	4,391
Consumer Markets
Automobile	2,806	2,857	2,833
Homeowners	1,141	1,102	1,102

Total Consumer Markets [1]	3,947	3,959	3,935
Global Annuity
Variable annuity	2,506	2,231	2,819
Fixed / MVA and other annuity	74	61	(10)
IIP	22	381	923

Total Global Annuity	2,602	2,673	3,732
Life Insurance
Variable life	416	503	374
Universal life	391	390	405
Term / Other life	49	47	49
PPLI	173	114	118

Total Life Insurance	1,029	1,054	946
Retirement Plans
401(k)	318	286	290
Government plans	41	38	48

Total Retirement Plans	359	324	338
Mutual Funds
Non-Proprietary	629	518	666
Proprietary	61	—	—

Total Mutual Funds	690	518	666
Corporate and Other	190	219	235

Total earned premiums, fees, and other considerations	18,839	19,000	20,638
Net investment income (loss):
Securities available-for-sale and other	4,392	4,031	4,335
Equity securities, trading	(774)	3,188	(10,340)

Total net investment income (loss)	3,618	7,219	(6,005)
Net realized capital gains (losses)	(554)	(2,010)	(5,918)
Other revenues	480	492	504

Total revenues	$22,383	$24,701	$9,219

[1]	For 2010, 2009 and 2008, AARP members accounted for earned premiums of $2.9 billion, $2.8 billion and $2.8 billion, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

Geographical Revenue Information	For the years ended December 31,
Revenues	2010	2009	2008
United States of America	$22,376	$20,429	$18,904
Japan	(329)	3,816	(9,745)
Other	336	456	60

Total Revenues	$22,383	$24,701	$9,219

Amortization of deferred policy acquisition costs and	For the years ended December 31,
present value of future profits	2010	2009	2008
Property & Casualty Commercial	$1,353	$1,393	$1,461
Group Benefits	61	61	57
Consumer Markets	667	674	633
Global Annuity	253	1,716	1,762
Life Insurance	121	317	171
Retirement Plans	27	56	91
Mutual Funds	62	50	96

Total Amortization of deferred policy acquisition costs and present value of future profits	$2,544	$4,267	$4,271

	For the years ended December 31,
Income tax expense (benefit)	2010	2009	2008
Property & Casualty Commercial	$412	$359	$(35)
Group Benefits	65	59	(53)
Consumer Markets	52	48	27
Global Annuity	109	(826)	(1,425)
Life Insurance	119	(27)	(40)
Retirement Plans	13	(143)	(132)
Mutual Funds	77	18	19
Corporate and Other	(263)	(329)	(203)

Total Income tax expense (benefit)	$584	$(841)	$(1,842)

	As of December 31,
Assets	2010	2009
Property & Casualty Commercial	$23,736	$24,225
Group Benefits	9,028	8,904
Consumer Markets	6,778	6,737
Global Annuity	166,684	164,837
Life Insurance	64,063	54,939
Retirement Plans	34,152	28,180
Mutual Funds	301	159
Corporate and Other	13,604	19,736

Total Assets	$318,346	$307,717

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements —Financial Instruments Excluding Guaranteed Living Benefits
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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included in the Level 2 category are exchange traded equity securities, investment grade private placement securities and derivative instruments that are priced using models with significant observable market inputs, including interest rate, foreign currency and certain credit default swap contracts and have no significant unobservable market inputs.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs, residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans and below investment grade private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivative securities, including customized guaranteed minimum withdrawal benefit (“GMWB”) hedging derivatives (see Note 4a for further information on GMWB product related financial instruments), equity derivatives, long dated derivatives, swaps with optionality, certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the year ended December 31, 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements —Financial Instruments Excluding Guaranteed Living Benefits (continued)
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

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,889	$—	$2,412	$477
CDOs	2,611	—	30	2,581
CMBS	7,917	—	7,228	689
Corporate	39,884	—	37,755	2,129
Foreign government/government agencies	1,683	—	1,627	56
States, municipalities and political subdivisions (“Municipal”)	12,124	—	11,852	272
RMBS	5,683	—	4,398	1,285
U.S. Treasuries	5,029	434	4,595	—

Total fixed maturities	77,820	434	69,897	7,489
Fixed maturities, FVO	649	—	127	522
Equity securities, trading	32,820	2,279	30,541	—
Equity securities, AFS	973	298	521	154
Derivative assets
Credit derivatives	3	—	(18)	21
Equity derivatives	2	—	—	2
Foreign exchange derivatives	868	—	868	—
Interest rate derivatives	(106)	—	(70)	(36)
Other derivative contracts	32	—	—	32

Total derivative assets [1]	799	—	780	19
Short-term investments	8,528	541	7,987	—
Separate account assets [2]	153,727	116,717	35,763	1,247

Total assets accounted for at fair value on a recurring basis	$275,316	$120,269	$145,616	$9,431

Percentage of level to total	100%	44%	53%	3%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$—	$—	$—	$—
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(9)			(9)
Derivative liabilities
Credit derivatives	(482)	—	(71)	(411)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(34)	—	(34)	—
Interest rate derivatives	(266)	—	(249)	(17)

Total derivative liabilities [3]	(780)	—	(354)	(426)
Other liabilities	(37)	—	—	(37)

Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(831)	$—	$(354)	$(477)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2010, $968 of cash collateral liability was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of December 31, 2010, excludes approximately $6 billion of investment sales receivable that are not subject to fair value accounting.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements —Financial Instruments Excluding Guaranteed Living Benefits (continued)

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,523	$—	$1,943	$580
CDOs	2,892	—	57	2,835
CMBS	8,544	—	8,237	307
Corporate	35,243	—	27,216	8,027
Foreign government/government agencies	1,408	—	1,315	93
Municipal	12,065	—	11,803	262
RMBS	4,847	—	3,694	1,153
U.S. Treasuries	3,631	526	3,105	—

Total fixed maturities, AFS	71,153	526	57,370	13,257
Equity securities, trading	32,321	2,443	29,878	—
Equity securities, AFS	1,221	259	904	58
Derivative assets [1]	178	—	97	81
Short-term investments	10,357	6,846	3,511	—
Separate account assets [2]	147,432	112,877	33,593	962

Total assets accounted for at fair value on a recurring basis	$262,662	$122,951	$125,353	$14,358

Percentage of level to total	100%	47%	48%	5%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Institutional notes	$(2)	$—	$—	$(2)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(12)	—	—	(12)
Derivative liabilities [3]	(214)	—	56	(270)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(231)	$—	$56	$(287)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements —Financial Instruments Excluding Guaranteed Living Benefits (continued)
Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models; that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2010 and 2009, 97% of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

•	Corporates — Primary inputs also include observations of credit default swap curves related to the issuer.
•	Foreign government/government agencies - Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.
•	Municipals — Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.
•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.
•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.
•	Credit derivatives — Significant inputs primarily include the swap yield curve and credit curves.
•	Foreign exchange derivatives — Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.
•	Interest rate derivatives — Significant input is primarily the swap yield curve.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the year ended December 31, 2010 and 2009, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2010 to December 31, 2010

									Changes in unrealized
									gains (losses)
									included in
		Total							net income
		realized/unrealized							related to
	Fair value	gains (losses)			Purchases,			Fair value	financial instruments
	as of	included in:			issuances,	Transfers	Transfers	as of	still held at
	January 1,	Net			and	in to	out of	December 31,	December 31,
Asset (Liability)	2010	income [1]	OCI [2]		settlements	Level 3 [3]	Level 3 [3]	2010	2010 [1]
Assets
Fixed maturities, AFS
ABS	$580	$(17)		$92	$(74)	$40	$(144)	$477	$(8)
CDOs	2,835	(151)		533	(234)	42	(444)	2,581	(158)
CMBS	307	(132)		409	(186)	443	(152)	689	(73)
Corporate	8,027	(14)		320	78	967	(7,249)	2,129	(24)
Foreign govt./govt. agencies	93	—		5	(8)	8	(42)	56	—
Municipal	262	1		24	14	11	(40)	272	—
RMBS	1,153	(43)		254	(161)	146	(64)	1,285	(38)

Total fixed maturities, AFS	13,257	(356)		1,637	(571)	1,657	(8,135)	7,489	(301)
Fixed maturities, FVO	—	80		—	(11)	453	—	522	76
Equity securities, AFS	58	(6)		9	16	98	(21)	154	(8)
Freestanding derivatives
Credit derivatives	(228)	124		—	4	(290)	—	(390)	116
Equity derivatives	(2)	6		—	—	—	—	4	6
Interest rate derivatives	5	(4)		1	(44)	—	(11)	(53)	(24)
Other derivative contracts	36	(4)		—	—	—	—	32	(4)

Total freestanding derivatives [4]	(189)	122		1	(40)	(290)	(11)	(407)	94
Separate accounts [5]	962	142		—	314	14	(185)	1,247	20

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(2)	$2	$		$	$	$	$—	$2
Equity linked notes	(10)	—		—	1	—	—	(9)	—

Total other policyholder funds and benefits payable	(12)	2		—	1	—	—	(9)	2
Other liabilities	—	(26)		—	—	(11)	—	(37)	—
Consumer notes	(5)	—		—	—	—	—	(5)	—

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

							Changes in unrealized
							gains (losses)
	Fair value	Total realized/unrealized		Purchases,			included in net income
	as of	gains (losses) included in:		issuances,	Transfers in	Fair value	related to financial
	January 1,	Net income		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2009	[1]	OCI [2]	settlements	of Level 3 [3]	December 31, 2009	December 31, 2009 [1]
Assets
Fixed maturities, AFS
ABS	$536	$(44)	$176	$(45)	$(43)	$580	$(34)
CDO	2,612	(491)	827	(65)	(48)	2,835	(447)
CMBS	341	(308)	338	(93)	29	307	(94)
Corporate	6,396	(73)	1,192	915	(403)	8,027	(52)
Foreign govt./govt. agencies	100	2	—	11	(20)	93	2
Municipal	163	—	3	25	71	262	—
RMBS	1,662	(441)	214	(243)	(39)	1,153	(264)

Total fixed maturities, AFS	11,810	(1,355)	2,750	505	(453)	13,257	(889)
Equity securities, AFS	541	2	6	(19)	(472)	58	(1)
Freestanding derivatives [4]	(281)	76	(4)	29	(9)	(189)	131
Separate accounts [5]	786	(65)	—	344	(103)	962	(38)

Liabilities
Other policyholder funds and benefits payable
Institutional notes	(41)	39	—	—	—	(2)	39
Equity linked notes	(8)	(2)	—	—	—	(10)	(2)

Total other policyholder funds and benefits payable	(49)	37	—	—	—	(12)	37
Other derivative liabilities [6]	(163)	70	—	93	—	—	—
Consumer notes	(5)	—	—	—	—	(5)	—

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

							Changes in unrealized
							gains (losses)
	Fair value			Purchases,			included in net income
	as of	Total realized/unrealized		issuances,	Transfers in	Fair value	related to financial
	January 1,	gains (losses) included in:		and	and/or (out)	as of	instruments still held at
Asset (Liability)	2008	Net income [1]	OCI [3]	settlements	of Level 3 [5]	December 31, 2008	December 31, 2008 [1]
Assets
Fixed maturities	$17,996	$(988)	$(4,178)	$858	$(1,878)	$11,810	$(811)
Equity securities, AFS	1,339	(77)	11	64	(796)	541	(67)
Freestanding derivatives [2]	(419)	(471)	16	491	102	(281)	(301)
Separate accounts [4]	701	(204)	—	(26)	315	786	(73)

Liabilities
Other policyholder funds and benefits payable
Institutional notes	$(24)	$(17)	$—	$—	$—	$(41)	$(17)
Equity linked notes	(21)	13	—	—	—	(8)	13

Total other policyholder funds and benefits payable	(45)	(4)	—	—	—	(49)	(4)

Other Liabilities
Derivative liability-warrants [6]	—	110	—	(273)	—	(163)	110

Consumer notes	(5)	5	—	(5)	—	(5)	5

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Fair Value Option
The Company elected the fair value option for its investments containing an embedded credit derivative which were not bifurcated as a result of new accounting guidance effective July 1, 2010. The underlying credit risk of these securities is primarily corporate bonds and commercial real estate. The Company elected the fair value option given the complexity of bifurcating the economic components associated with the embedded credit derivative. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
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
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Consolidated Statements of Operations.

For the year ended
December 31, 2010
Assets
Fixed maturities, FVO
ABS	$(5)
Corporate	(7)
CRE CDOs	83
RMBS	(1)
Other liabilities
Credit-linked notes	(26)

Total realized capital gains (losses)	$44

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

As of December 31, 2010
Assets
Fixed maturities, FVO
ABS	$65
CRE CDOs	270
Corporate	250
Foreign government	64

Total fixed maturities, FVO	649
Other liabilities
Credit-linked notes [1]	37

[1]	As of December 31, 2010, the outstanding principal balance of the notes was $243. Also not included in the table above was $250 of derivative instruments in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of December 31, 2010 and December 31, 2009.

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,181	$2,294	$2,174	$2,321
Mortgage loans	4,489	4,524	5,938	5,091

Liabilities
Other policyholder funds and benefits payable [1]	$11,155	$11,383	$12,330	$12,513
Senior notes [2]	4,880	5,072	4,054	4,037
Junior subordinated debentures [2]	1,727	2,596	1,717	2,338
Consumer notes [3]	377	392	1,131	1,194

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
As of December 31, 2010 and 2009, included in other liabilities in the Consolidated Balance Sheets are carrying amounts of $233 and $273 for deposits, respectively, and $25 and $78 for Federal Home Loan Bank advances, respectively, related to Federal Trust Corporation. These carrying amounts approximate fair value.
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

•	Fair values for other policyholder funds and benefits payable, not carried at fair value, are determined by estimating future cash flows, discounted at the current market rate.
•	Fair values for senior notes and junior subordinated debentures are based primarily on market quotations from independent third party pricing services.

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

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	339	—	(122)	461
Macro hedge program	386	2	176	208
Reinsurance recoverable for U.S. GMWB	280	—	—	280

Total assets accounted for at fair value on a recurring basis	$1,005	$2	$54	$949

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,611)	$—	$—	$(1,611)
International guaranteed withdrawal benefits	(36)	—	—	(36)
International other guaranteed living benefits	3	—	—	3
Variable annuity hedging derivatives	128	—	(11)	139
Macro hedge program	(2)	(2)	—	—

Total liabilities accounted for at fair value on a recurring basis	$(1,518)	$(2)	$(11)	$(1,505)

	December 31, 2009
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$9	$—	$—	$9
Macro hedge program	203	8	16	179
Reinsurance recoverable for U.S. GMWB	347	—	—	347

Total assets accounted for at fair value on a recurring basis	$559	$8	$16	$535

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
US Guaranteed withdrawal benefits	$(1,957)	$—	$—	$(1,957)
International guaranteed withdrawal benefits	(45)	—	—	(45)
International other guaranteed living benefits	2	—	—	2
Variable annuity hedging derivatives	43	—	(184)	227
Macro hedge program	115	(2)	6	111

Total liabilities accounted for at fair value on a recurring basis	$(1,842)	$(2)	$(178)	$(1,662)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
Product Derivatives
The Company currently offers certain variable annuity products with GMWB riders in the U.S., and formerly offered such products in the U.K. and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Consolidated Balance Sheets.
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
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and require subjectivity by the Company in determining their value.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, and exclusive of the impact of the credit standing adjustment on other market inputs, resulted in pre-tax realized gains/(losses) of $(10), $26 and $10, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 the credit standing adjustment was $26.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total pre-tax realized gain of $159, $566 and $470 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 the behavior risk margin was $565.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gain (loss) of approximately $104, $550 and $(355) for the years ended December 31, 2010, 2009 and 2008, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide a fair value roll forward for the twelve months ending December 31, 2010, 2009 and 2008, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
Roll-forward of Financial Instruments related to the Guaranteed Living Benefits Program Measured at Fair Value on a Recurring Basis for the twelve months from January 1, 2010 to December 31, 2010

								Changes in unrealized
								gains (losses)
								included in
								net income
								related to
	Fair value	Total realized/unrealized		Purchases,			Fair value	financial instruments
	as of	gains (losses) included in:		issuances,	Transfers	Transfers	as of	still held at
	January 1,	Net income		and	in to	out of	December 31,	December 31,
Asset (Liability)	2010	[1] [2] [6]	OCI [2]	settlements [3]	Level 3	Level 3	2010	2010 [1] [2]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$(184)	$(221)	$—	$272	$—	$—	$(133)	[4	]
Level 3	236	(74)	—	442	—	(4)	600	$(61)

Total variable annuity hedging derivatives	52	(295)	—	714	—	(4)	467	[4	]
Reinsurance recoverable for GMWB	347	(102)	—	35	—	—	280	(102)
U.S. guaranteed withdrawal benefits — Level 3	(1,957)	486	—	(140)	—	—	(1,611)	486
International guaranteed withdrawal benefits — Level 3	(45)	22	(4)	(9)	—	—	(36)	22

Total guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(1,603)	111	(4)	600	—	(4)	(900)	[4	]

Macro hedge program [5]
Levels 1 and 2	28	(221)	—	369	—	—	176	[4	]
Level 3	290	(341)	—	259	—	—	208	(321)

Total macro hedge program	318	(562)	—	628	—	—	384	[4	]

International other guaranteed living benefits — Level 3	2	4	—	(3)	—	—	3	4

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

							Changes in unrealized
							gains (losses)
	Fair value			Purchases,			included in net income
	as of	Total realized/unrealized		issuances,	Transfers in	Fair value	related to financial
	January 1,	gains (losses) included in:		and	and/or (out)	as of	instruments still held at
	2009	Net income [1]	OCI [2]	Settlements [3]	of Level 3	December 31, 2009	December 31, 2009 [1]
Variable annuity hedging derivatives [5]
Levels 1 and 2	$27	$(1,175)	$—	$964	$—	$(184)	[4	]
Level 3	2,637	(1,059)	—	(1,342)	—	236	(635)

Total variable annuity hedging derivatives	2,664	(2,234)	—	(378)	—	52	—
Reinsurance recoverable for GMWB [1]	1,302	(988)	—	33	—	347	(988)
U.S. guaranteed withdrawal benefits — Level 3	(6,526)	4,686	—	(117)	—	(1,957)	4,686
International guaranteed withdrawal benefits — Level 3	(94)	62	(3)	(10)	—	(45)	62

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(2,654)	1,526	(3)	(472)	—	(1,603)	[4	]

Macro hedge program [5]
Levels 1 and 2	—	(311)	—	339	—	28	[4	]
Level 3	137	(584)	—	737	—	290	(535)

Total macro hedge program	137	(895)	—	1,076	—	318
International other guaranteed living benefits — Level 3	—	5	—	(3)	—	2	5

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

							Changes in unrealized
							gains (losses)
	Fair value			Purchases,			included in net income
	as of	Total realized/unrealized		issuances,	Transfers in	Fair value	related to financial
	January 1,	gains (losses) included in:		and	and/or (out)	as of	instruments still held at
	2008	Net income [2]	OCI [3]	Settlements [5]	of Level 3	December 31, 2008	December 31, 2008 [2]
Variable annuity hedging derivatives [6]
Levels 1 and 2	$(12)	$1,363	$—	$(1,324)	$—	$27	[7	]
Level 3	655	2,011	—	(29)	—	2,637	$1,893

Total variable annuity hedging derivatives	643	3,374	—	(1,353)	—	2,664
Reinsurance recoverable for GMWB [1] [2] [4]	238	962	—	102	—	1,302	962
U.S. guaranteed withdrawal benefits [2] — Level 3	(1,433)	(4,967)	—	(126)	—	(6,526)	(4,967)
International guaranteed withdrawal benefits Level 3	(17)	(82)	11	(6)	—	(94)	(83)

Total Guaranteed withdrawal benefits net of reinsurance and hedging derivatives	(569)	(713)	11	(1,383)	—	(2,654)	[4	]

Macro hedge program [6]
Levels 1 and 2	—	(11)	—	11	—	—	[7	]
Level 3	18	85	—	34	—	137	102

Total macro hedge program	18	74	—	45	—	137
International other guaranteed living benefits Level 3	(22)	25	(1)	(2)	—	—	25

[1]	The January 1, 2008 fair value of $238 includes the pre-transition adjustment fair value of $128 and transitional adjustment of $110.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Overview
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2010, 2009 and 2008 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security. If the Company’s best estimate of expected future cash flows increases, the security’s yield is prospectively adjusted higher. Conversely, if the Company’s best estimate of expected future cash flows worsens, the securities are reviewed for potential additional impairments. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009, respectively.

	December 31,
	2010	2009[1]
OTTI losses recognized in OCI	$(418)	$(683)
Changes in fair value and/or sales	647	244
Tax and deferred acquisition costs	(113)	215

Change in non-credit impairments recognized in OCI	$116	$(224)

[1]	The Company adopted the other-than-temporary impairment guidance as of April 1, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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
Mortgage Loan Valuation Allowances
The Company’s security monitoring process reviews mortgage loans on a quarterly basis to identify potential credit losses. Commercial mortgage loans are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. Criteria used to determine if an impairment exists include, but are not limited to: current and projected macroeconomic factors, such as unemployment rates, and property-specific factors such as rental rates, occupancy levels, loan-to-value (“LTV”) ratios and debt service coverage ratios (“DSCR”). In addition, the Company considers historic, current and projected delinquency rates and property values. For residential mortgage loans, impairments are evaluated based on pools of loans with similar characteristics including, but not limited to, similar property types and loan performance status. These assumptions require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the borrower and/or underlying collateral such as changes in the projections of the underlying property value estimates.
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. Additionally, a loss contingency valuation allowance is established for estimated probable credit losses on certain homogenous groups of residential loans. For commercial loans, a valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectable and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is not probable that the Company will receive interest and principal payments according to the contractual terms of the loan agreement, or if a loan is more than 60 days past due. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments are recognized as net realized capital losses in accordance with the Company’s impairment policy previously discussed. Foreign currency transaction remeasurements are also included in net realized capital gains and losses as well as one-time items.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships and other alternative investments, the equity method of accounting is used to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2010, 2009 and 2008.
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
Credit Risk
The Company’s derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company, credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds for every counterparty. The maximum uncollateralized threshold for a derivative counterparty for a single level entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A2/A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2010	2009	2008
Fixed maturities	$3,490	$3,618	$4,310
Equity securities, AFS	53	93	167
Mortgage loans	283	316	333
Policy loans	132	139	139
Limited partnerships and other alternative investments	216	(341)	(445)
Other investments	333	318	(72)
Investment expenses	(115)	(112)	(97)

Total securities AFS and other	4,392	4,031	4,335
Equity securities, trading	(774)	3,188	(10,340)

Total net investment income (loss)	$3,618	$7,219	$(6,005)

The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2010, 2009 and 2008, was $(68), $3,391 and $(9,626), respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).
Net Realized Capital Losses

	For the years ended December 31,
(Before-tax)	2010	2009	2008
Gross gains on sales	$836	$1,056	$607
Gross losses on sales	(522)	(1,397)	(856)
Net OTTI losses recognized in earnings	(434)	(1,508)	(3,964)
Valuation allowances on mortgage loans	(157)	(403)	(26)
Japanese fixed annuity contract hedges, net [1]	27	47	64
Periodic net coupon settlements on credit derivatives/Japan	(17)	(49)	(33)
Fair value measurement transition impact	—	—	(650)
Results of variable annuity hedge program
GMWB derivatives, net	111	1,526	(713)
Macro hedge program	(562)	(895)	74

Total results of variable annuity hedge program	(451)	631	(639)
Other, net [2]	164	(387)	(421)

Net realized capital losses	$(554)	$(2,010)	$(5,918)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate.

[2]	Primarily consists of losses on Japan 3Win related foreign currency swaps, changes in fair value on non-qualifying derivatives and fixed maturities, FVO, and other investment gains and losses.
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2010	2009	2008
Fixed maturities, AFS
Sale proceeds	$46,482	$41,973	$19,599
Gross gains	706	755	511
Gross losses	(452)	(1,272)	(873)
Equity securities, AFS
Sale proceeds	$325	$941	$616
Gross gains	24	429	38
Gross losses	(16)	(151)	(78)
Sales of AFS securities were the result of the Company’s repositioning of its investment portfolio throughout 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2010 and 2009.

	For the years ended December 31,
	2010	2009
Balance as of beginning of period	$(2,200)	$—
Credit impairments remaining in retained earnings related to adoption of new accounting guidance in April 2009	—	(1,320)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(211)	(840)
Securities previously impaired	(161)	(292)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	468	245
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	3
Securities due to an increase in expected cash flows	32	4

Balance as of end of period	$(2,072)	$(2,200)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2010					December 31, 2009
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,247	$38	$(396)	$2,889	$(2)	$3,040	$36	$(553)	$2,523	$(48)
CDOs	3,088	1	(478)	2,611	(82)	4,054	27	(1,189)	2,892	(174)
CMBS	8,297	235	(615)	7,917	(9)	10,736	114	(2,306)	8,544	(6)
Corporate [2]	38,496	2,174	(747)	39,884	7	35,318	1,368	(1,443)	35,243	(23)
Foreign govt./govt. agencies	1,627	73	(17)	1,683	—	1,376	52	(20)	1,408	—
Municipal	12,469	150	(495)	12,124	—	12,125	318	(378)	12,065	(3)
RMBS	6,036	109	(462)	5,683	(124)	5,512	104	(769)	4,847	(185)
U.S. Treasuries	5,159	24	(154)	5,029	—	3,854	14	(237)	3,631	—

Total fixed maturities, AFS	78,419	2,804	(3,364)	77,820	(210)	76,015	2,033	(6,895)	71,153	(439)
Equity securities, AFS	1,013	92	(132)	973	—	1,333	80	(192)	1,221	—

Total AFS securities	$79,432	$2,896	$(3,496)	$78,793	$(210)	$77,348	$2,113	$(7,087)	$72,374	$(439)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2010 and 2009.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2010
Maturity	Amortized Cost	Fair Value
One year or less	$1,886	$1,905
Over one year through five years	17,151	17,817
Over five years through ten years	14,563	15,180
Over ten years	24,151	23,818

Subtotal	57,751	58,720
Mortgage-backed and asset-backed securities	20,668	19,100

Total	$78,419	$77,820

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
As of December 31, 2010, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Wells Fargo & Co. and AT&T Inc. which each comprised less than 0.5% of total invested assets. As of December 31, 2009, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. Other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Bank of America Corporation and Wells Fargo & Co. which each comprised less than 0.5% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2010 were commercial real estate, municipal investments and U.S. Treasuries which comprised approximately 10%, 9% and 9%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2009 were commercial real estate, basic industry and municipal investments which comprised approximately 12%, 10% and 10%, respectively, of total invested assets.
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$302	$290	$(12)	$1,410	$1,026	$(384)	$1,712	$1,316	$(396)
CDOs	321	293	(28)	2,724	2,274	(450)	3,045	2,567	(478)
CMBS	556	530	(26)	3,962	3,373	(589)	4,518	3,903	(615)
Corporate [1]	5,533	5,329	(199)	4,017	3,435	(548)	9,550	8,764	(747)
Foreign govt./govt. agencies	356	349	(7)	78	68	(10)	434	417	(17)
Municipal	7,485	7,173	(312)	1,046	863	(183)	8,531	8,036	(495)
RMBS	1,744	1,702	(42)	1,567	1,147	(420)	3,311	2,849	(462)
U.S. Treasuries	2,436	2,321	(115)	158	119	(39)	2,594	2,440	(154)

Total fixed maturities	18,733	17,987	(741)	14,962	12,305	(2,623)	33,695	30,292	(3,364)
Equity securities	53	52	(1)	637	506	(131)	690	558	(132)

Total securities in an unrealized loss	$18,786	$18,039	$(742)	$15,599	$12,811	$(2,754)	$34,385	$30,850	$(3,496)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

	December 31, 2009
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$445	$376	$(69)	$1,574	$1,090	$(484)	$2,019	$1,466	$(553)
CDOs	1,649	1,418	(231)	2,388	1,430	(958)	4,037	2,848	(1,189)
CMBS	1,951	1,628	(323)	6,330	4,347	(1,983)	8,281	5,975	(2,306)
Corporate	5,715	5,314	(401)	6,675	5,633	(1,042)	12,390	10,947	(1,443)
Foreign govt./govt. agencies	543	530	(13)	43	36	(7)	586	566	(20)
Municipal	2,339	2,283	(56)	2,184	1,862	(322)	4,523	4,145	(378)
RMBS	855	787	(68)	1,927	1,226	(701)	2,782	2,013	(769)
U.S. Treasuries	2,592	2,538	(54)	648	465	(183)	3,240	3,003	(237)

Total fixed maturities	16,089	14,874	(1,215)	21,769	16,089	(5,680)	37,858	30,963	(6,895)
Equity securities	419	356	(63)	676	547	(129)	1,095	903	(192)

Total securities in an unrealized loss	$16,508	$15,230	$(1,278)	$22,445	$16,636	$(5,809)	$38,953	$31,866	$(7,087)

As of December 31, 2010, AFS securities in an unrealized loss position, comprised of 2,982 securities, primarily related to CMBS, corporate securities primarily within the financial services sector and CDOs which have experienced significant price deterioration. As of December 31, 2010, 81% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2010 was primarily attributable to a decline in interest rates and, to a lesser extent, credit spread tightening.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, the majority of securities have a floating-rate coupon referenced to a market index where rates have declined substantially. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	December 31, 2010			December 31, 2009
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$4,492	$(152)	$4,340	$6,096	$(366)	$5,730
Residential	152	(3)	149	208	—	208

Total mortgage loans	$4,644	$(155)	$4,489	$6,304	$(366)	$5,938

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2010, the carrying value of mortgage loans associated with the valuation allowance was $959. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $87 and $7, respectively, as of December 31, 2010, and $209 and $98, respectively, as of December 31, 2009. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets as of December 31, 2010.
The following table presents the activity within the Company’s valuation allowance for mortgage loans.

	For the years ended December 31,
	2010	2009	2008
Balance as of January 1	$(366)	$(26)	$—
Additions	(157)	(408)	(26)
Deductions	368	68	—

Balance as of December 31	$(155)	$(366)	$(26)

For the year ended December 31, 2010, deductions of $368 had a carrying value at time of sale of $732 primarily related to sales of B-Note participants and mezzanine loans. Additions of $157 primarily related to anticipated, and since executed, B-Note participant and mezzanine loan sales, as well as additions for expected credit losses due to borrower financial difficulty and/or collateral value deterioration.
The current weighted average LTV ratio of the Company’s commercial mortgage loan portfolio was approximately 77% as of December 31, 2010. At origination, the weighted-average LTV ratio was approximately 64% as of December 31, 2010. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was approximately 1.87x as of December 31, 2010. The Company held only two delinquent commercial mortgage loans, both past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $5 and $54, respectively, as of December 31, 2010, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
December 31, 2010
		Avg. Debt-Service
Loan-to-value	Carrying Value	Coverage Ratio
Greater than 80%	$1,358	1.49	x
65% – 80%	1,829	1.93	x
Less than 65%	1,153	2.26	x

Total commercial mortgage loans	$4,340	1.87	x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$77	1.7%	$125	2.1%
Middle Atlantic	428	9.5%	689	11.6%
Mountain	109	2.4%	138	2.3%
New England	259	5.8%	449	7.6%
Pacific	1,147	25.6%	1,377	23.2%
South Atlantic	1,177	26.3%	1,213	20.4%
West North Central	36	0.8%	51	0.9%
West South Central	231	5.1%	297	5.0%
Other [1]	1,025	22.8%	1,599	26.9%

Total mortgage loans	$4,489	100.0%	$5,938	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2010		December 31, 2009
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$315	7.0%	$596	10.0%
Industrial	1,141	25.4%	1,068	18.0%
Lodging	132	2.9%	421	7.1%
Multifamily	713	15.9%	835	14.1%
Office	986	22.1%	1,727	29.1%
Retail	669	14.9%	712	12.0%
Other	384	8.5%	371	6.2%
Residential	149	3.3%	208	3.5%

Total mortgage loans	$4,489	100.0%	$5,938	100.0%

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
The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its investment management services and original investment. As a result of accounting guidance adopted on January 1, 2010, certain CDO VIEs were consolidated in 2010 and are included in the following table, while in prior periods they were reported in the Non-Consolidated VIEs table further below. For further information on the adoption, see Note 1.

	December 31, 2010			December 31, 2009
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$729	$393	$289	$226	$32	$196
Limited partnerships	14	1	13	31	1	30
Other investments [3]	—	—	—	111	20	87

Total	$743	$394	$302	$368	$53	$313

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent a hedge fund for which the Company holds a majority interest in the fund as an investment. Other investments represent an investment trust for which the Company has a controlling financial interest as it provides investment management services, earns a fee for those services and also holds investments in the securities issued by the trusts. During 2010, the Company liquidated this investment trust.
Non-Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to significant VIEs for which the Company is not the primary beneficiary. The Company has no implied or unfunded commitments to these VIEs.

	December 31, 2010			December 31, 2009
			Maximum			Maximum
			Exposure			Exposure
	Assets	Liabilities	to Loss	Assets	Liabilities	to Loss
CDOs [1]	$—	$—	$—	$262	$—	$273
Other [2]	32	32	4	36	36	5

Total	$32	$32	$4	$298	$36	$278

[1]	Maximum exposure to loss represents the Company’s investment in securities issued by CDOs at cost.

[2]	Maximum exposure to loss represents issuance costs that were incurred to establish a contingent capital facility.
Other represents the Company’s variable interest in a contingent capital facility (“facility”), which has been held for four years. For further information on the facility, see Note 14. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager which are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.
Equity Method Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”). These investments are accounted for under the equity method and the Company’s maximum exposure to loss as of December 31, 2010 is limited to the total carrying value of $1.9 billion. In addition, the Company has outstanding commitments totaling approximately $693, to fund limited partnership and other alternative investments as of December 31, 2010. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2009, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $93.9 billion and $80.7 billion as of December 31, 2010 and 2009, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $22.3 billion and $24.6 billion as of December 31, 2010 and 2009, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $857, $(688) and $(228) for the periods ended December 31, 2010, 2009 and 2008, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $10.3 billion, $(9.1) billion and $(19.7) billion for the periods ended December 31, 2010, 2009 and 2008, respectively. As of, and for the period ended, December 31, 2010, the aggregated summarized financial data reflects the latest available financial information.
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
The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
Foreign currency swaps
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to minimize cash flow fluctuations due to changes in currency rates.
Forward rate agreements
Forward rate agreements may be used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. As of December 31, 2010, the Company does not have any forward rate agreements.

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
Non-qualifying strategies
Interest rate swaps, caps, floors, and futures
The Company uses interest rate swaps, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2010 and 2009, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion and $7.3 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
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
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts to hedge the foreign currency risk associated with certain Japanese variable annuity liabilities reinsured from a wholly-owned Japanese subsidiary. Foreign currency risk may arise for some segments of the business where assets backing the liabilities are denominated in U.S. dollars while the liabilities are denominated in yen. Foreign currency risk may also arise when certain variable annuity policyholder accounts are invested in various currencies while the related GMDB and GMIB guarantees are effectively yen-denominated.
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
GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure associated with a portion of the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Customized swaps	$10,113	$10,838	$209	$234
Equity swaps, options, and futures	4,943	2,994	391	9
Interest rate swaps and futures	2,800	1,735	(133)	(191)

Total	$17,856	$15,567	$467	$52

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Macro hedge program
The Company utilizes equity options, equity futures contracts, currency forwards, and currency options to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations. The Company also enters into foreign currency denominated interest rate swaps to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Equity options and futures	$14,500	$25,373	$205	$296
Currency forward contracts	3,232	—	93	—
Foreign interest rate swaps	2,182	—	21	—
Cross-currency equity options	1,000	—	3	—
Long currency options	3,075	1,000	67	22
Short currency options	2,221	1,075	(5)	—

Total	$26,210	$27,448	$384	$318

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2010	2009	2010	2009	2010	2009	2010	2009
Cash flow hedges
Interest rate swaps	$10,290	$11,170	$115	$123	$188	$294	$(73)	$(171)
Forward rate agreements	—	6,355	—	—	—	—	—	—
Foreign currency swaps	335	381	6	(3)	29	30	(23)	(33)

Total cash flow hedges	10,625	17,906	121	120	217	324	(96)	(204)

Fair value hedges
Interest rate swaps	1,120	1,745	(46)	(21)	5	16	(51)	(37)
Foreign currency swaps	677	696	(12)	(9)	71	53	(83)	(62)

Total fair value hedges	1,797	2,441	(58)	(30)	76	69	(134)	(99)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	7,938	8,355	(441)	(84)	126	250	(567)	(334)
Foreign exchange contracts
Foreign currency swaps and forwards	368	1,039	(18)	(13)	1	14	(19)	(27)
Japan 3Win foreign currency swaps	2,285	2,514	177	(19)	177	35	—	(54)
Japanese fixed annuity hedging instruments	2,119	2,271	608	316	608	319	—	(3)
Japanese variable annuity hedging instruments	1,720	257	73	(8)	74	—	(1)	(8)
Credit contracts
Credit derivatives that purchase credit protection	2,559	2,606	(9)	(50)	29	45	(38)	(95)
Credit derivatives that assume credit risk [1]	2,569	1,158	(434)	(240)	8	2	(442)	(242)
Credit derivatives in offsetting positions	8,367	6,176	(75)	(71)	98	185	(173)	(256)
Equity contracts
Equity index swaps and options	189	220	(10)	(16)	5	3	(15)	(19)
Variable annuity hedge program
GMWB product derivatives [2]	42,739	47,329	(1,647)	(2,002)	—	—	(1,647)	(2,002)
GMWB reinsurance contracts	8,767	10,301	280	347	280	347	—	—
GMWB hedging instruments	17,856	15,567	467	52	647	264	(180)	(212)
Macro hedge program	26,210	27,448	384	318	394	558	(10)	(240)
Other
GMAB product derivatives [2]	246	226	3	2	3	2	—	—
Contingent capital facility put option	500	500	32	36	32	36	—	—

Total non-qualifying strategies	124,432	125,967	(610)	(1,432)	2,482	2,060	(3,092)	(3,492)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$136,854	$146,314	$(547)	$(1,342)	$2,775	$2,453	$(3,322)	$(3,795)

Balance Sheet Location
Fixed maturities, available-for-sale	$728	$269	$(39)	$(8)	$—	$—	$(39)	$(8)
Other investments	55,948	24,006	1,524	390	2,105	492	(581)	(102)
Other liabilities	28,333	64,061	(654)	(56)	387	1,612	(1,041)	(1,668)
Consumer notes	39	64	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	8,767	10,301	280	347	280	347	—	—
Other policyholder funds and benefits payable	43,039	47,613	(1,653)	(2,010)	3	2	(1,656)	(2,012)

Total derivatives	$136,854	$146,314	$(547)	$(1,342)	$2,775	$2,453	$(3,322)	$(3,795)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The GMWB product derivative notional declined $4.6 billion primarily as a result of policyholder lapses and withdrawals, partially offset by an increase in the equity market.
•
The notional amount related to interest rate swaps that qualify for cash flow hedge accounting, which are used to convert interest receipts on floating-rate fixed maturity securities to fixed rates, declined $1.3 billion due to swap maturities.

•	The notional amount related to the macro hedge program declined $1.2 billion primarily due to the expiration of certain equity index options during the first quarter.
•
The notional amount related to credit derivatives in offsetting positions increased by $2.2 billion primarily due to purchases and terminations during the year of credit derivatives that were purchasing credit protection.

•
The notional amount related to credit derivatives that assume credit risk increased by $1.4 billion as a result of the Company adding $676 notional which reference to a standard market basket of corporate issuers to manage credit spread duration, $463 notional related to the bifurcation of certain embedded credit derivatives as a result of new accounting guidance, and $342 related to the consolidation of a VIE as a result of new accounting guidance. For further discussion of the new accounting guidance on embedded credit derivatives and VIEs adopted during 2010, see Adoption of New Accounting Standards in Note 1.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2009, was primarily related to the following:
•
The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of purchases of equity options, liability model assumption updates during third quarter, lower implied market volatility, and outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by a general decrease in long-term interest rates and rising equity markets.

•
The increase in fair value related to the Japanese fixed annuity hedging instruments and Japan 3 Win foreign currency swaps was primarily due to the U.S. dollar weakening in comparison to the Japanese yen, partially offset by a decrease in fair value of the Japan 3 Win foreign currency swaps due to a decrease in long-term U.S. interest rates.

•	The fair value related to interest rate swaps decreased as a result of a portfolio rebalancing program.
•
The fair value related to credit derivatives that assume credit risk primarily decreased as a result of the Company adopting new accounting guidance related to the consolidation of VIEs; see Adoption of New Accounting Standards in Note 1. As a result of this new guidance, the Company has consolidated a Company sponsored CDO that included credit default swaps with a notional amount of $342 and a fair value of $(250) as of December 31, 2010. These swaps reference a basket of corporate issuers.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current period earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
				Net Realized Capital Gains (Losses)
	Gain (Loss) Recognized in OCI			Recognized in Income
	on Derivative (Effective Portion)			on Derivative (Ineffective Portion)
	2010	2009	2008	2010	2009	2008
Interest rate swaps	$294	$(461)	$908	$2	$(3)	$9
Foreign currency swaps	8	(194)	233	(1)	75	—

Total	$302	$(655)	$1,141	$1	$72	$9

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI
		into Income (Effective Portion)
		2010	2009	2008
Interest rate swaps	Net realized capital gains (losses)	$18	$11	$34
Interest rate swaps	Net investment income (loss)	94	47	(17)
Foreign currency swaps	Net realized capital gains (losses)	(7)	(119)	(83)
Foreign currency swaps	Net investment income (loss)	—	2	1

Total		$105	$(59)	$(65)

As of December 31, 2010, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $123. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is three years.
During the year ended December 31, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the years ended December 31, 2009 and 2008, the Company had before-tax gains of $1 and $198, respectively, related to net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2010		2009		2008
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$(43)	$36	$72	$(68)	$(138)	$130
Benefits, losses and loss adjustment expenses	(1)	3	(37)	40	25	(18)
Foreign currency swaps
Net realized capital gains (losses)	8	(8)	51	(51)	(124)	124
Benefits, losses and loss adjustment expenses	(12)	12	2	(2)	42	(42)

Total	$(48)	$43	$88	$(81)	$(195)	$194

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2010	2009	2008
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$45	$31	$12
Foreign exchange contracts
Foreign currency swaps and forwards	(1)	(49)	47
Japan 3Win foreign currency swaps [1]	215	(22)	—
Japanese fixed annuity hedging instruments [2]	385	(12)	487
Japanese variable annuity hedging instruments	102	(17)	40
Credit contracts
Credit derivatives that purchase credit protection	(23)	(533)	302
Credit derivatives that assume credit risk	196	167	(623)
Equity contracts
Equity index swaps and options	5	(3)	(25)
Warrants	—	70	110
Variable annuity hedge program
GMWB product derivatives	508	4,748	(5,786)
GMWB reinsurance contracts	(102)	(988)	1,073
GMWB hedging instruments	(295)	(2,234)	3,374
Macro hedge program	(562)	(895)	74
Other
GMAB product derivatives	4	5	2
Contingent capital facility put option	(6)	(8)	(3)

Total	$471	$260	$(916)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(273) and $64 for the years ended December 31, 2010 and 2009, respectively. There were no Japan 3Win foreign currency swaps as of December 31, 2008.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $(332), $67, and $450 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, included are gains of $1 for the year ended December 31, 2010 related to Japan FVO fixed maturity securities. There were no Japan FVO fixed maturity securities as of December 31, 2009 and December 31, 2008.

For the year ended December 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•
The net loss associated with the macro hedge program is primarily due to a higher equity market valuation, time decay, and lower implied market volatility, partially offset by gains due to the strengthening of the Japanese yen.

•	The net gain on the Japanese fixed annuity hedging instruments is primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar.
•
The net gain related to the Japan 3Win foreign currency swaps is primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in long-term U.S. interest rates.

•	The net gain associated with credit derivatives that assume credit risk is primarily due to credit spreads tightening.
•
The gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of liability model assumption updates during third quarter, lower implied market volatility, and outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by a general decrease in long-term interest rates and rising equity markets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the year ended December 31, 2009, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The gain related to the net GMWB product, reinsurance, and hedging derivatives was primarily due to liability model assumption updates given favorable trends in policyholder experience, the relative outperformance of the underlying actively managed funds as compared to their respective indices, and the impact of the Company’s own credit standing. Additional net gains on GMWB related derivatives include lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. For more information on the policyholder behavior and liability model assumption updates, see Note 4a.

•	The net loss on the macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.
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

For the year ended December 31, 2008, the net realized capital loss related to derivatives used in non-qualifying strategies was primarily due to the following:
•
The loss related to the net GMWB product, reinsurance, and hedging derivatives was primarily due to liability model assumption updates and market-based hedge ineffectiveness due to extremely volatile capital markets and the relative underperformance of the underlying actively managed funds as compared to their respective indices, partially offset by gains in the fourth quarter related to liability model assumption updates for lapse rates.

•
The net loss on credit default swaps was primarily due to losses on credit derivatives that assume credit risk as a part of replication transactions, partially offset by gains on credit derivatives that purchase credit protection, both resulting from credit spreads widening significantly during the year.

•	The gain on the Japanese fixed annuity hedging instruments was primarily a result of weakening of the U.S. dollar as compared to the Japanese yen.
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
Refer to Note 12 for additional disclosures regarding contingent credit related features in derivative agreements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2010 and 2009.

As of December 31, 2010
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,562	$(14)	3 years	Corporate Credit/ Foreign Gov.	A+	$1,447	$(41)
Below investment grade risk exposure	204	(6)	3 years	Corporate Credit	BB-	168	(13)
Basket credit default swaps [4]
Investment grade risk exposure	3,145	(1)	4 years	Corporate Credit	BBB+	2,019	(14)
Investment grade risk exposure	525	(50)	6 years	CMBS Credit	BBB+	525	50
Below investment grade risk exposure	767	(381)	4 years	Corporate Credit	BBB+	25	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	525	463	6 years	Corporate Credit	BB+	—	—

Total	$6,753	$36				$4,184	$(18)

As of December 31, 2009
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,226	$4	4 years	Corporate Credit/ Foreign Gov.	AA-	$1,201	$(59)
Below investment grade risk exposure	156	(4)	3 years	Corporate Credit	B+	85	(12)
Basket credit default swaps [4]
Investment grade risk exposure	2,052	(54)	4 years	Corporate Credit	BBB+	1,277	(21)
Investment grade risk exposure	525	(141)	7 years	CMBS Credit	A	525	141
Below investment grade risk exposure	200	(157)	5 years	Corporate Credit	BBB+	—	—
Credit linked notes
Investment grade risk exposure	87	83	2 years	Corporate Credit	BBB+	—	—

Total	$4,246	$(269)				$3,088	$49

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

[4]
Includes $3.9 billion and $2.5 billion as of December 31, 2010 and 2009, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $542 and $325 as of December 31, 2010 and 2009, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2010 and 2009, collateral pledged having a fair value of $790 and $818, respectively, was included in fixed maturities, AFS, in the Consolidated Balance Sheets.
From time to time, the Company enters into secured borrowing arrangements as a means to increase net investment income. The Company received cash collateral of $33 and $42 as of December 31, 2010 and 2009, respectively.
The following table presents the classification and carrying amount of loaned securities and derivative instruments collateral pledged.

	December 31, 2010	December 31, 2009
Fixed maturities, AFS	$823	$891
Short-term investments	—	14

Total collateral pledged	$823	$905

As of December 31, 2010 and 2009, the Company had accepted collateral with a fair value of $1.5 billion and $1.0 billion, respectively, of which $1.1 billion and $931, respectively, was cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with a corresponding liability recorded. Included in this cash collateral was $1.1 billion and $888 for derivative cash collateral as of December 31, 2010 and 2009, respectively. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2010 and 2009, noncash collateral accepted was held in separate custodial accounts and were not included in the Company’s Consolidated Balance Sheets.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2010 and 2009, the fair value of securities on deposit was approximately $1.4 billion.

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
The Hartford cedes insurance to other insurers in order to limit its maximum losses and to diversify its exposures and provide surplus relief. Such transfers do not relieve The Hartford of its primary liability under policies it wrote and, as such, failure of reinsurers to honor their obligations could result in losses to The Hartford. The Hartford also is a member of and participates in several reinsurance pools and associations. The Hartford evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The Hartford’s reinsurance is placed with reinsurers that meet strict financial criteria established by The Hartford. As of December 31, 2010 and 2009, The Hartford had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Results
In accordance with normal industry practice, the Company is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2010 and 2009, the Company’s policy for the largest amount of life insurance retained on any one life by any company was $10.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2010	2009	2008
Gross fee income, earned premiums and other	$9,518	$9,448	$10,441
Reinsurance assumed	192	162	263
Reinsurance ceded	(576)	(484)	(421)

Net fee income, earned premiums and other	$9,134	$9,126	$10,283

The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies. Coinsurance with funds withheld is a form of coinsurance except that the investment assets that support the liabilities are withheld by the ceding company.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance contracts, which reduce death and other benefits, were $275, $305 and $331 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company also assumes reinsurance from other insurers.
In addition, the Company reinsures a portion of the U.S minimum death benefit guarantees, Japan’s guaranteed minimum death and income benefits, as well as guaranteed minimum withdrawal benefits, offered in connection with its variable annuity contracts.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance (continued)
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
Premiums Written	2010	2009	2008
Direct	$10,070	$10,185	$10,831
Assumed	234	238	218
Ceded	(619)	(712)	(818)

Net	$9,685	$9,711	$10,231

Premiums Earned
Direct	$10,105	$10,386	$10,999
Assumed	256	253	216
Ceded	(668)	(778)	(877)

Net	$9,693	$9,861	$10,338

Ceded losses, which reduce losses and loss adjustment expenses incurred, were $598, $286, and $384 for the years ended December 31, 2010, 2009, and 2008, respectively.
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
The allowance for uncollectible reinsurance was $290 and $335 as of December 31, 2010 and 2009, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits
Accounting Policy
The Company capitalizes acquisition costs that vary with and are primarily related to the acquisition of new and renewal insurance business. For life insurance products, the DAC asset, which includes the present value of future profits, related to most universal life-type contracts (including variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets, such as, sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum income and universal life secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; the extent and duration of hedging activities and hedging costs.
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
For property and casualty insurance products, costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of DACs. For the years ended December 31, 2010, 2009 and, 2008 no amount of DACs was charged to expense based on the determination of recoverability.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
Results
Changes in the DAC balance are as follows:

	2010	2009	2008
Balance, January 1	$10,686	$13,248	$11,742
Deferred Costs	2,648	2,853	3,675
Amortization — DAC	(2,682)	(3,257)	(3,118)
Amortization — Unlock benefit (charge), pre-tax [1]	138	(1,010)	(1,153)
Adjustments to unrealized gains and losses on securities available-for-sale and other [2]	(1,159)	(1,031)	1,754
Effect of currency translation	215	(39)	348
Cumulative effect of accounting change, pre-tax [3]	11	(78)	—

Balance, December 31	$9,857	$10,686	$13,248

[1]
The most significant contributors to the Unlock benefit recorded during the year ended December 31, 2010 were actual separate account returns being above our aggregated estimated return. Also included in the benefit are assumption updates related by benefits from withdrawals and lapses, offset by hedging, annuitization estimates on Japan products, and long-term expected rate of return updates.

The most significant contributors to the Unlock charge recorded during the year ended December 31, 2009 were the results of actual separate account returns being significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009.

The most significant contributors to the Unlock charge recorded during the year ended December 31, 2008 were the results of actual separate account returns were significantly below our aggregated estimated return. Furthermore, the Company reduced its 20 year projected separate account return assumption from 7.8% to 7.2% in the U.S.

[2]
The most significant contributor to the adjustments was the effect of declining interest rates, resulting in unrealized gains on securities classified in AOCI. Other includes a $34 decrease as a result of the disposition of DAC from the sale of the Hartford Investments Canada Corporation.

[3]
For the year ended December 31, 2010 the effect of adopting new accounting guidance for embedded credit derivatives resulted in a decrease to retained earnings and, as a result, a DAC benefit. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses decreased upon adoption of the new accounting guidance.

For the year ended December 31, 2009 the effect of adopting new accounting guidance for investments other- than- temporarily impaired resulted in an increase to retained earnings and, as a result, a DAC charge. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses increased upon adoption of the new accounting guidance.

Estimated future net amortization expense of present value of future profits for the succeeding five years is $36, $33, $30, $28, and $27 in 2011, 2012, 2013, 2014, and 2015, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets
Goodwill
Accounting Policy
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
Results
The Hartford has changed its reporting segments effective for 2010 reporting with no changes to reporting units. Accordingly, the goodwill by segment data for prior reporting periods has been adjusted to reflect the new reporting segments. See Note 3 for further description of the changes to the reporting segments. The carrying amount of goodwill allocated to reporting segments as of December 31 is shown below.

	December 31, 2010			December 31, 2009
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Commercial Markets
Property & Casualty Commercial	$30	$—	$30	$30	$—	$30

Total Commercial Markets	30	—	30	30	—	30

Consumer Markets	119	—	119	119	—	119
Wealth Management
Global Annuity	422	(422)	—	422	(422)	—
Life Insurance	224	—	224	224	—	224
Retirement Plans	87	—	87	87	—	87
Mutual Funds	159	—	159	159	—	159

Total Wealth Management	892	(422)	470	892	(422)	470
Corporate and Other	940	(508)	432	940	(355)	585

Total Goodwill	$1,981	$(930)	$1,051	$1,981	$(777)	$1,204

The Company completed its annual goodwill assessment for the Federal Trust Corporation (“FTC”) reporting unit within Corporate and Other during the second quarter of 2010, resulting in a goodwill impairment of $153, pre-tax.
The Company completed its annual goodwill assessment for the individual reporting units within Wealth Management and Corporate and Other, except for the FTC reporting unit, as of January 1, 2010, which resulted in no write-downs of goodwill in 2010. Goodwill within Corporate and Other is primarily attributed to the Company’s “buy-back” of Hartford Life, Inc. in 2000 and was allocated to each of Hartford Life’s reporting units based on the reporting units’ fair value of in-force business. Although this goodwill was allocated to each reporting unit, it is held in Corporate and Other for segment reporting. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. Individual Life completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the implied purchase accounting required by the step two goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the implied purchase accounting, implied goodwill exceeded the carrying amount of goodwill.
The annual goodwill assessment for the reporting units within Property & Casualty Commercial and Consumer Markets was completed during the fourth quarter of 2010, which resulted in no write-downs of goodwill for the year ended December 31, 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets (continued)
On June 24, 2009, the Company acquired 100% of the equity interests in FTC, a savings and loan holding company, for $10, enabling the Company to participate in the Capital Purchase Program. The acquisition resulted in goodwill of $168. The goodwill generated, which is tax deductible, was due, in part, to the fair value discount on mortgage loans acquired in comparison to their expected cash flows. Mortgage loans acquired were fair valued at $288. Contractual cash flows from the mortgage loans acquired were $450. The Company’s best estimate of contractual cash flows not expected to be collected at the acquisition date was $129. Other assets acquired included $27 of fixed maturity securities, $46 of short-term investments and $3 of cash. Liabilities assumed included other liabilities of $389 in bank deposits and $149 in Federal Home Loan Bank advances and long-term debt of $25. The acquired assets and liabilities have been stated at fair value. As of December 31, 2009, these fair values were subject to adjustment based upon management’s subsequent receipt of additional information. The Company completed its fair value estimates as of June 30, 2010 with no material changes.
The Company’s goodwill impairment test performed during the first quarter of 2009 for the individual reporting units within Wealth Management and Corporate and Other, resulted in a write-down of $32 in the Institutional reporting unit within Corporate and Other. As a result of rating agency downgrades of the Company’s financial strength ratings during the first quarter of 2009 and high credit spreads related to the Company, the Company believed its ability to generate new business in the Institutional reporting unit would remain pressured for ratings-sensitive products. The Company believed goodwill associated with the Institutional reporting unit was impaired due to the pressure on new sales for ratings-sensitive business and the significant unrealized losses on investment portfolios. In addition, the Company completed its annual goodwill assessment for the remaining individual reporting units within Property & Casualty Commercial and Consumer Markets as of September 30, 2009, which resulted in no write-downs of goodwill for the year ended December 31, 2009.
The Company’s interim goodwill impairment test for the year ended December 31, 2008, resulted in a pre-tax impairment charge of $422 in the Individual Annuity reporting unit within Global Annuity and $323 within the Individual Annuity and International reporting units of Corporate and Other. The impairment charges taken in 2008 were primarily due to the Company’s estimate of the International and Individual Annuity reporting units’ fair values falling significantly below the related book values. The fair values of these reporting units declined as the statutory capital and surplus risks associated with the death and living benefit guarantees sold with products offered by these reporting units increased. These concerns had a comparable impact on the Company’s share price. The determination of fair values for the Individual Annuity and International reporting units incorporated multiple inputs including discounted cash flow calculations, market participant assumptions and the Company’s share price.
Other Intangible Assets
Accounting Policy
Net amortization expense for other intangible assets is included in other insurance operating and other expenses in the Consolidated Statement of Operations. Acquired intangible assets primarily consist of distribution agreements and servicing intangibles, and are included in other assets in the Consolidated Balance Sheets. With the exception of goodwill, the Company has no intangible assets with indefinite useful lives.
Results
The following table shows the Company’s acquired intangible assets that are subject to amortization and aggregate amortization expense, net of interest accretion.

	For the years ended December 31,
	2010	2009	2008
Gross carrying amount, beginning of year	$90	$121	$106
Accumulated net amortization	18	47	39

Net carrying amount, beginning of year	72	74	67
Acquisition of business	(1)	6	15
Amortization, net of the accretion of interest	(7)	(8)	(8)

Net carrying amount, end of year	64	72	74
Accumulated net amortization	25	18	47

Gross carrying amount, end of year	$89	$90	$121

In 2009, the Company completed two acquisitions that resulted in additional acquired intangible assets of $1 in distribution agreements and $5 in other. In 2009, the Company fully amortized acquired intangible assets for renewal rights and other of $22 and $14, respectively.
For the years ended December 31, 2010, 2009 and 2008, the Company did not capitalize any costs to extend or renew the term of a recognized intangible asset. As of December 31, 2010, the weighted average amortization period was 13 years for total acquired intangible assets. Net amortization expense for other intangibles is expected to be approximately $7 in each of the succeeding five years.
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
Certain contracts classified as universal life-type include death and other insurance benefit features including GMDB and GMIB, offered with variable annuity contracts, or secondary guarantee benefits offered with universal life (“UL”) insurance contracts. GMDBs and GMIBs have been written in various forms as described in this note. UL secondary guarantee benefits ensure that the universal life policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. These death and other insurance benefit features require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected assessments. The liability is accrued as actual assessments are recorded. The expected present value of benefits and assessments are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on DAC Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the DAC Unlock, see Note 7 Deferred Policy Acquisition Costs and Present Value of Future Benefits.
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
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2010	$1,233	$599	$76
Incurred	239	103	39
Paid	(294)	(134)	—
Unlock	(125)	39	(2)
Currency translation adjustment	—	89	—

Liability balance as of December 31, 2010	$1,053	$696	$113

Reinsurance recoverable asset, as of January 1, 2010	$787	$51	$22
Incurred	139	(26)	8
Paid	(176)	1	—
Unlock	(64)	5	—
Currency translation adjustment	—	5	—

Reinsurance recoverable asset, as of December 31, 2010	$686	$36	$30

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2009	$870	$232	$40
Incurred	298	109	41
Paid	(457)	(121)	—
Unlock	522	342	(5)
Currency translation adjustment	—	37	—

Liability balance as of December 31, 2009	$1,233	$599	$76

Reinsurance recoverable asset, as of January 1, 2009	$595	$33	$16
Incurred	166	(6)	6
Paid	(253)	(2)	—
Unlock	279	26	—
Currency translation adjustment	—	—	—

Reinsurance recoverable asset, as of December 31, 2009	$787	$51	$22

During 2010, 2009 and 2008, there were no gains or losses on transfers of assets from the general account to the separate account.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of December 31, 2010:
Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net
	Account	Net Amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”)	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$25,546	$5,526	$1,327	68
With 5% rollup [2]	1,752	472	160	68
With Earnings Protection Benefit Rider (EPB) [3]	6,524	883	99	64
With 5% rollup & EPB	724	157	33	67

Total MAV	34,546	7,038	1,619
Asset Protection Benefit (APB) [4]	27,840	2,703	1,736	65
Lifetime Income Benefit (LIB) — Death Benefit [5]	1,319	88	88	63
Reset [6] (5-7 years)	3,699	243	241	68
Return of Premium (“ROP”) [7] /Other	23,427	674	647	65

Subtotal U.S. GMDB [8]	$90,831	$10,746	$4,331	66
Less: General Account Value with U.S. GMDB	6,865

Subtotal Separate Account Liabilities with GMDB	83,966

Separate Account Liabilities without U.S. GMDB	75,776

Total Separate Account Liabilities	$159,742

Japan GMDB [9], [11]	$31,249	$8,847	$7,593	69

Japan GMIB [9], [11]	$28,835	5,777	5,777	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity, which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $33.9 billion and $28.6 billion as of December 31, 2010 and December 31, 2009, respectively. The GRB related to the Japan GMAB and GMWB was $707 and $648 as of December 31, 2010 and December 31, 2009, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2010, 54% of RNAR is reinsured to a Hartford affiliate.

[10]
NAR is defined as the guaranteed benefit in excess of the current AV for all accounts that are in the money. RNAR represents NAR reduced for reinsurances. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets declines.

[11]
Policies with a guaranteed living benefit (GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown in the table above, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

In the U.S. , account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2010	As of December 31, 2009
Equity securities (including mutual funds) [1]	$75,601	$75,720
Cash and cash equivalents	8,365	9,298

Total	$83,966	$85,018

[1]
As of December 31, 2010 and December 31, 2009, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities.

See Note 4a for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.

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
Changes in deferred sales inducement activity were as follows for the year ended December 31:

	2010	2009	2008
Balance, January 1	$438	$553	$467
Sales inducements deferred	31	59	151
Amortization charged to income	(8)	(105)	(21)
Amortization — Unlock	(2)	(69)	(44)

Balance, end of period, December 31	$459	$438	$553

11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Life Insurance Products Accounting Policy
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Life Insurance Products Reserve Development
Reserve development resulting primarily from group disability products is as follow:

	For the years ended December 31,
	2010	2009	2008
Beginning liabilities for life unpaid losses and loss adjustment expenses-gross	$6,131	$6,066	$6,028
Reinsurance recoverables	213	231	261

Beginning liabilities for life unpaid losses and loss adjustment expenses	5,918	5,835	5,767
Add provision for life unpaid losses and loss adjustment expenses
Current year	3,260	3,244	3,243
Prior years	70	(88)	(118)

Total provision for life unpaid losses and loss adjustment expenses	3,330	3,156	3,125
Less payments
Current year	1,552	1,580	1,554
Prior years	1,517	1,493	1,503

Total payments	3,069	3,073	3,057

Ending liabilities for life unpaid losses and loss adjustment expenses, net	6,179	5,918	5,835
Reinsurance recoverables	209	213	231

Ending liabilities for life unpaid losses and loss adjustment expenses-gross	$6,388	$6,131	$6,066

The unfavorable prior year development in 2010 is a result of lower claim terminations, particularly in long-term disability. The favorable prior year development in 2009 and 2008 was principally due to continued disability and waiver claims management.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is as follows:

	2010	2009
Group Life Term, Disability and Accident unpaid losses and loss adjustment expenses	$6,388	$6,131
Group Life Other unpaid losses and loss adjustment expenses	216	232
Individual Life unpaid losses and loss adjustment expenses	110	123
Future Policy Benefits	11,859	11,494

Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	$18,573	$17,980

Property and Casualty Insurance Products Accounting Policy
The Hartford establishes property and casualty insurance products reserves to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves include estimates for both claims that have been reported and those that have been incurred but not reported, and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. Estimating the ultimate cost of future losses and loss adjustment expenses is an uncertain and complex process. This estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events, and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. The uncertainties involved with the reserving process have become increasingly difficult due to a number of complex factors including social and economic trends and changes in the concepts of legal liability and damage awards. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
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
Most of the Company’s property and casualty insurance products insurance reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. Structured settlements are agreements that provide fixed periodic payments to claimants and include annuities purchased to fund unpaid losses for permanently disabled claimants and, prior to 2008, agreements that funded loss run-offs for unrelated parties. Most of the annuities have been issued by the Company and these structured settlements are recorded at present value as annuity obligations, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. If not funded through an annuity, reserves for certain indemnity payments due to permanently disabled claimants under workers’ compensation policies are recorded as property and casualty insurance products reserves and were discounted to present value at an average interest rate of 4.8% in 2010 and 5.0% in 2009. As of December 31, 2010 and 2009, property and casualty insurance products reserves were discounted by a total of $524 and $511, respectively. The current accident year benefit from

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
discounting property and casualty insurance products reserves was $46 in 2010, $40 in 2009 and $38 in 2008. Contributing to the decrease in the benefit from discounting over the past three years has been a reduction in the discount rate, reflecting a lower risk-free rate of return over that period. Accretion of discounts for prior accident years totaled $26 in 2010, $24 in 2009, and $26 in 2008. For annuities issued by the Company to fund certain workers’ compensation indemnity payments where the claimant has not released the Company of its obligation, the Company has recorded annuity obligations totaling $896 as of December 31, 2010 and $924 as of December 31, 2009.
Property and Casualty Insurance products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2010	2009	2008
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,651	$21,933	$22,153
Reinsurance and other recoverables	3,441	3,586	3,922

Beginning liabilities for unpaid losses and loss adjustment expenses, net	18,210	18,347	18,231

Add provision for unpaid losses and loss adjustment expenses
Current year	6,768	6,596	6,933
Prior years	(196)	(186)	(226)

Total provision for unpaid losses and loss adjustment expenses	6,572	6,410	6,707

Less payments
Current year	2,952	2,776	2,888
Prior years	3,882	3,771	3,703

Total payments	6,834	6,547	6,591

Ending liabilities for unpaid losses and loss adjustment expenses, net	17,948	18,210	18,347
Reinsurance and other recoverables	3,077	3,441	3,586

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,025	$21,651	$21,933

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty insurance products at December 31, 2010 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve re-estimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity. For a further discussion, see Note 12.
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
Net favorable reserve development of $196 in 2010 included, among other reserve changes, a $169 release of reserves for auto liability, claims, for accident years 2002 to 2009, $88 release of reserves for professional liability claims, for accident years 2008 and prior, a $136 release of general liability claims, primarily related to accident years 2005 to 2008 and a $70 release of workers’ compensation reserves, partially offset by a $256 strengthening of asbestos and environmental reserves. Net favorable reserve development of $186 in 2009 included, among other reserve changes, a $127 release of reserves for professional liability claims, for accident years 2003 to 2008, a $112 release of general liability claims, primarily related to accident years 2003 to 2007 and a $92 release of workers’ compensation reserves, partially offset by a $213 strengthening of asbestos and environmental reserves. Net favorable reserve development of $226 in 2008 included, among other reserve changes, a $156 release of workers’ compensation reserves primarily for accident years 2000 to 2007, a $105 release of general liability claims, primarily related to accident years 2001 to 2007, and a $75 release of reserves for professional liability claims for accident years 2003 to 2006, partially offset by a $103 strengthening of asbestos and environmental reserves.

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
Apart from the inherent difficulty of predicting litigation outcomes, particularly those that will be decided by a jury, many of the matters specifically identified below purport to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories and damages models. The alleged damages typically are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Most are in the earliest stages of litigation, with few or no substantive legal decisions by the court defining the scope of the claims, the class (if any), or the potentially available damages. In many, the Company has not yet answered the complaint or asserted its defenses, and fact discovery is still in progress or has not yet begun. Accordingly, unless otherwise specified below, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of these matters.
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. The defendants have moved to dismiss the remaining claims in the property casualty insurance case.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Investment and Savings Plan ERISA and Shareholder Securities Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. In February 2011, the Parties reached an agreement in principle to settle on a class basis for an immaterial amount. The settlement is contingent upon the execution of a final settlement agreement and preliminary and final court approval.
The Company and certain of its present or former officers are defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York in March 2010. The operative complaint, filed in October 2010, is brought on behalf of persons who acquired Hartford common stock during the period of July 28, 2008 through February 5, 2009, and alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements during the alleged class period about the Company’s valuation of certain asset-backed securities and its effect on the Company’s capital position. The Company disputes the allegations and has moved to dismiss the complaint.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, and sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. The arbitration hearing is scheduled for May 2011. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. Plaintiff seeks to rescind the investment management agreements and distribution plans between the Company and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. The Company disputes the allegations and has moved to dismiss the complaint.
Structured Settlement Class Action — In October 2005, a putative nationwide class action was filed in the United States District Court for the District of Connecticut against the Company and several of its subsidiaries on behalf of persons who had asserted claims against an insured of a Hartford property & casualty insurance company that resulted in a settlement in which some or all of the settlement amount was structured to afford a schedule of future payments of specified amounts funded by an annuity from a Hartford life insurance company (“Structured Settlements”). The operative complaint alleged that since 1997 the Company deprived the settling claimants of the value of their damages recoveries by secretly deducting 15% of the annuity premium of every Structured Settlement to cover brokers’ commissions, other fees and costs, taxes, and a profit for the annuity provider, and asserted claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and state law. The district court certified a class for the RICO and fraud claims in March 2009, and the Company’s petition to the United States Court of Appeals for the Second Circuit for permission to file an interlocutory appeal of the class-certification ruling was denied in October 2009. In April 2010, the parties reached an agreement in principle to settle on a nationwide class basis, under which the Company would pay $72.5 in exchange for a full release and dismissal of the litigation. The $72.5 was accrued in the first quarter of 2010. The settlement received final court approval in September 2010 and was paid in the third quarter of 2010.

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
Given the factors described above, the Company believes the actuarial tools and other techniques it employs to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for certain of its asbestos and environmental exposures. For this reason, the Company principally relies on exposure-based analysis to estimate the ultimate costs of these claims and regularly evaluates new account information in assessing its potential asbestos and environmental exposures. The Company supplements this exposure-based analysis with evaluations of the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
As of December 31, 2010 and December 31, 2009, the Company reported $1.8 billion and $1.9 billion of net asbestos reserves and $339 and $312 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Lease Commitments
The total rental expense on operating leases was $132, $154, and $172 in 2010, 2009, and 2008, respectively, which excludes sublease rental income of $4, $2, and $1 in 2010, 2009 and 2008, respectively. Future minimum lease commitments are as follows:

Years ending December 31,	Operating Leases
2011	$114
2012	71
2013	47
2014	26
2015	16
Thereafter	33

Total minimum lease payments [1]	$307

[1]	Excludes expected future minimum sublease rental income of approximately $9 and $2 in 2011 and 2012, respectively.
The Company’s lease commitments consist primarily of lease agreements on office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. Capital lease assets are included in property and equipment.
Unfunded Commitments
As of December 31, 2010, the Company has outstanding commitments totaling approximately $1.5 billion, of which $729 is committed to fund mortgage loans, largely commercial whole loans expected to fund in the first half of 2011. Additionally, $693 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period (on average two to five years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. The remaining outstanding commitments are primarily related to various funding obligations associated with private placement securities. These have a commitment period of one month to three years.
Guaranty Fund and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. The amount and timing of assessments related to past insolvencies is unpredictable.
Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the liability balance was $118 and $111, respectively. As of December 31, 2010 and 2009, $14 and $18, respectively, related to premium tax offsets were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2010, is $557. Of this $557 the legal entities have posted collateral of $530 in the normal course of business. Based on derivative market values as of December 31, 2010, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $29 to be posted as collateral. Based on derivative market values as of December 31, 2010, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $56 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

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
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2010	2009	2008
Income Tax Expense (Benefit)
Current — U.S. Federal	$134	502	$(247)
— International	69	—	—

Total current	203	502	(247)

Deferred — U.S. Federal Excluding NOL Carryforward	77	(1,580)	(1,574)

— Net Operating Loss Carryforward	1	712	(742)
— International	303	(475)	721

Total deferred	381	(1,343)	(1,595)

Total income tax expense (benefit)	$584	(841)	$(1,842)

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2010	2009
Tax discount on loss reserves	$647	$682
Tax basis deferred policy acquisition costs	579	641
Unearned premium reserve and other underwriting related reserves	401	401
Investment-related items	3,246	1,718
Employee benefits	555	494
Net unrealized losses on investments	4	1,581
Minimum tax credit	1,183	1,102
Capital loss carryover	—	535
Net operating loss carryover	88	86
Other	63	66

Total Deferred Tax Assets	6,766	7,306
Valuation Allowance	(173)	(86)

Deferred Tax Assets, Net of Valuation Allowance	6,593	7,220

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(2,721)	(3,179)
Other depreciable & amortizable assets	(42)	(43)
Other	(105)	(58)

Total Deferred Tax Liabilities	(2,868)	(3,280)

Net Deferred Tax Asset	$3,725	$3,940

As of December 31, 2010 and 2009, the deferred tax asset included the expected tax benefit attributable to net operating losses of $327 and $308, respectively, consisting of U.S. losses of $17 and $18, respectively, and foreign losses of $310 and $290, respectively. The U.S. losses expire from 2013-2021 and the foreign losses have no expiration.
In 2010 the Japan net deferred tax liability of $1,465 (consisting of $1,216 for investment-related items and $249 for financial statement deferred policy acquisition costs and reserves) was included in other liabilities. In 2009, the Company’s net deferred tax asset (as itemized above) includes a Japan deferred tax liability of $849 (consisting of $658 for investment-related items and $191 for financial statement deferred policy acquisition costs and reserves).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax (continued)
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $173 as of December 31, 2010 and $86 as of December 31, 2009. The increase in the valuation allowance during 2010 was triggered by the recognition of additional realized losses on investment securities which were incurred in the first quarter. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carryback years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations, such as asset-liability matching, and the sales of certain corporate assets, including a subsidiary. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
As of December 31, 2010 and 2009, the Company had a current income tax payable of $78 and $216, respectively, of which $30 and $0, respectively, was related to Japan and payable to a foreign jurisdiction.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The IRS examination of the years 2007 — 2009 commenced during 2010 and is expected to conclude by the end of 2012. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the statement of operations. The Company does not anticipate that any of these items will result in a significant change in the balance of unrecognized tax benefits within 12 months. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2010	2009	2008
Balance, at January 1	$48	$91	76
Additions based on tax positions related to the current year	—	—	27
Additions for tax positions for prior years	—	—	—
Reductions for tax positions for prior years	—	(35)	(12)
Settlements	—	(8)	—

Balance, at December 31	$48	$48	91

The entire balance, if it were recognized, would affect the effective tax rate.
The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements. During the years ended December 31, 2010, 2009 and 2008, the Company recognized interest expense of approximately $2, $7, and $0. The Company had approximately $1 of interest receivable and $8 of interest payable accrued at December 31, 2010 and 2009, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2010	2009	2008
Tax provision at U.S. Federal statutory rate	$792	(605)	$(1,607)
Tax-exempt interest	(152)	(149)	(161)
Dividends received deduction	(154)	(188)	(191)
Nondeductible costs associated with warrants	—	78	—
Valuation allowance	87	30	32
Goodwill	—	12	113
Other	11	(19)	(28)

Provision for income taxes	$584	(841)	$(1,842)

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
Debt is carried net of discount. The following table presents short-term and long-term debt by issuance as of December 31, 2010 and 2009.

Short-Term Debt	2010	2009
Current maturities of long-term debt and capital lease obligations	$400	$343

Total Short-Term Debt	$400	$343

Long-Term Debt

Senior Notes and Debentures
5.25% Notes, due 2011	—	400
4.625% Notes, due 2013	320	320
4.75% Notes, due 2014	200	199
4.0% Notes, due 2015	300	—
7.3% Notes, due 2015	200	200
5.5% Notes, due 2016	300	300
5.375% Notes, due 2017	499	499
6.3% Notes, due 2018	500	500
6.0% Notes, due 2019	500	499
5.5% Notes, due 2020	499	—
7.65% Notes, due 2027	149	149
7.375% Notes, due 2031	92	92
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	299	—
6.1% Notes, due 2041	324	323

Total Senior Notes and Debentures	4,480	3,779

Junior Subordinated Debentures
3 month LIBOR plus 295 basis points, Notes due 2033	5	5
8.125% Notes, due 2068	500	500
10.0% Notes, due 2068	1,222	1,212

Total Junior Subordinated Debentures	1,727	1,717

Total Long-Term Debt	$6,207	$5,496

The effective interest rate on the 6.1% senior notes due 2041 is 7.9%, on the 3 month LIBOR plus 295 basis points junior subordinated debentures due 2033 is 3.0%, and on the 10.0% junior subordinated debentures due 2068 is 15.3%. The effective interest rate on the remaining notes does not differ materially from the stated rate.
Interest Expense
The following table presents interest expense incurred for 2010, 2009, and 2008, respectively.

	For the years ended December 31,
	2010	2009	2008
Short-term debt	$—	$3	$11
Long-term debt	508	473	332

Total interest expense	$508	$476	$343

The weighted-average interest rate on commercial paper was 2.4% and 2.9% for 2009, and 2008, respectively. The Company did not hold commercial paper in 2010.
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
For a discussion of the 10.0% junior subordinated debentures due 2068, see Note 21.
Long-Term Debt Maturities
The following table reflects the Company’s long-term debt maturities.

2011	$400
2012	—
2013	320
2014	200
2015	500
Thereafter	5,805
Capital Lease Obligations
The Company recorded capital leases of $0 and $68 in 2010 and 2009, respectively. Capital lease obligations are included in long-term debt, except for the current maturities, which are included in short-term debt, in the Consolidated Balance Sheet as of December 31, 2010 and 2009, respectively. In May 2007, the Company entered into a firm commitment to purchase office buildings and recorded a capital lease of $114. This purchase was completed in January 2010.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Contingent Capital Facility
On February 12, 2007, The Hartford entered into a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and LaSalle Bank National Association, as put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes (the “Notes”) in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the ABC Trust for such period. The Hartford has agreed to reimburse the ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the ABC Trust. As of December 31, 2010, The Hartford has not exercised its right to require ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
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

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2010, the Company has no commercial paper outstanding.
The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At December 31, 2010, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $23 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At December 31, 2010, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 17%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of December 31, 2010, the Company was in compliance with all such covenants.
The Hartford’s Japan operations also maintain a line of credit in the amount of $62, or ¥5 billion, which expires January 4, 2012 in support of the subsidiary operations.
Consumer Notes
In 2008, the Company made the decision to discontinue future issuances of consumer notes; this decision does not impact consumer notes currently outstanding. The Company issued consumer notes through its Retail Investor Notes Program. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy. As of December 31, 2010, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2010 rates, either consumer price index plus 80 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $62 in 2011, $155 in 2012, $78 in 2013, $17 in 2014 and $70 thereafter. For 2010, 2009 and 2008, interest credited to holders of consumer notes was $25, $51 and $59, respectively.

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
The Company’s Participation in the Capital Purchase Program
On June 26, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Private Placement Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 3,400,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series E, having a liquidation preference of $1,000 per share (the “Series E Preferred Stock”), and a ten-year warrant to purchase up to 52,093,973 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $9.79 per share, for an aggregate purchase price of $3.4 billion.
Cumulative dividends on the Series E Preferred Stock accrued on the liquidation preference at a rate of 5% per annum. The Series E Preferred Stock had no maturity date and ranked senior to the Company’s common stock. The Series E Preferred Stock was non-voting.
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
The individual fair values were then used to record the Preferred Stock and associated warrants on a relative fair value basis of $2.9 billion and $480, respectively. The warrants of $480 were recorded to additional paid-in capital as permanent equity. The preferred stock amount was recorded at the liquidation value of $1,000 per share or $3.4 billion, net of discount of $480. The discount was amortized from the date of issuance, using the effective yield method and recorded as a direct reduction to retained earnings and deducted from income available to common stockholders in the calculation of earnings per share. The amortization of discount totaled $40 for the year ended December 31, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)
On March 31, 2010, the Company repurchased all 3.4 million shares of Series E preferred stock issued to the Treasury for an aggregate purchase price of $3.4 billion and made a final dividend payment of $22 on the Series E preferred stock. The Company recorded a $440 charge to retained earnings representing the acceleration of the accretion of the remaining discount on the Series E preferred stock.
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
Stock Repurchase Program
The Hartford’s Board of Directors has authorized a $1 billion stock repurchase program. The Company’s repurchase authorization permits purchases of common stock, which may be in the open market or through privately negotiated transactions. The Company also may enter into derivative transactions to facilitate future repurchases of common stock. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Company has $807 remaining under this stock repurchase program.
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary, see Note 5 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest due to seed money investments.
In 2009, the Company recorded noncontrolling interest as a component of equity. The noncontrolling interest within these entities is likely to change, as these entities represent investment vehicles whereby investors may frequently redeem or contribute to these investments. As such, the change in noncontrolling ownership interest represented in the Company’s Consolidated Statement of Changes in Equity will primarily represent redemptions and additional subscriptions within these investment vehicles.
In 2010, the Company recognized the noncontrolling interest in these entities in other liabilities since these entities represent investment vehicles whereby the noncontrolling interests may redeem these investments at any time.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)
Statutory Results
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
The statutory net income amounts for the years ended December 31, 2009 and 2008, and the statutory surplus amount as of December 31, 2009 in the table below are based on actual statutory filings with the applicable U.S. regulatory authorities. The statutory net income (loss) amounts for the year ended December 31, 2010 and the statutory surplus amounts as of December 31, 2010 are estimates, as the respective 2010 statutory filings have not yet been made.

	For the years ended December 31,
	2010	2009	2008
Statutory Net Income (Loss)
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$(140)	$1,714	$(4,669)
Property and casualty insurance subsidiaries	1,477	889	497

Total	$1,337	$2,603	$(4,172)

	As of December 31,
	2010	2009
Statutory Surplus
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,731	$7,324
Property and casualty insurance subsidiaries	7,721	7,364

Total	$15,452	$14,688

The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $1.2 billion and $1.3 billion as of December 31, 2010 and 2009, respectively. However, under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion and $1.1 billion, as of December 31, 2010 and 2009, respectively.
Dividends from Insurance Subsidiaries
Dividends to The Hartford Financial Services Group, Inc. holding company (“HFSG Holding Company”) from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $83 in dividends to HLI in 2011 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2011. In 2010, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $1.0 billion in dividends from its property-casualty insurance subsidiaries.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Accumulated Other Comprehensive Income (Loss), Net of Tax
The components of AOCI were as follows:

		Net Gain		Pension and
		(Loss) on	Foreign	Other	Accumulated
	Unrealized	Cash-Flow	Currency	Postretirement	Other
	Gain (Loss)	Hedging	Translation	Plan	Comprehensive
	on Securities	Instruments	Adjustments	Adjustment	Income (Loss)
For the year ended December 31, 2010
Balance, beginning of year	$(2,713)	$257	$199	$(1,055)	$(3,312)
Unrealized gain on securities [1] [2]	1,707	—	—	—	1,707
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	116	—	—	—	116
Cumulative effect of accounting change	194	—	—	—	194
Change in net loss on cash-flow hedging instruments [1] [3]	—	128	—	—	128
Change in foreign currency translation adjustments [1]	—	—	289	—	289
Change in pension and other postretirement plan adjustment [1]	—	—	—	(123)	(123)

Balance, end of year	$(696)	$385	$488	$(1,178)	$(1,001)

For the year ended December 31, 2009
Balance, beginning of year	$(7,486)	$644	$222	$(900)	$(7,520)
Unrealized gain on securities [1] [2]	5,909	—	—	—	5,909
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	(224)	—	—	—	(224)
Cumulative effect of accounting change	(912)	—	—	—	(912)
Change in net loss on cash-flow hedging instruments [1] [3]	—	(387)	—	—	(387)
Change in foreign currency translation adjustments [1]	—	—	(23)	—	(23)
Change in pension and other postretirement plan adjustment [1]	—	—	—	(155)	(155)

Balance, end of year	$(2,713)	$257	$199	$(1,055)	$(3,312)

For the year ended December 31, 2008
Balance, beginning of year	$(359)	$(140)	$26	$(385)	$(858)
Unrealized loss on securities [1] [2]	(7,127)	—	—	—	(7,127)
Change in net gain on cash-flow hedging instruments [1] [3]	—	784	—	—	784
Change in foreign currency translation adjustments [1]	—	—	196	—	196
Change in pension and other postretirement plan adjustment [1]	—	—	—	(515)	(515)

Balance, end of year	$(7,486)	$644	$222	$(900)	$(7,520)

[1]
Included in the unrealized gain/loss balance as of December 31, 2010, 2009 and 2008 was net unrealized gains (losses) credited to policyholders of $(87), $(82), and $(101), respectively. Included in the AOCI components were the following:

•	Unrealized gain/loss on securities is net of tax and deferred acquisition costs of $3,574, $2,358, and $(3,366), for the years ended December 31, 2010, 2009 and 2008, respectively.

•
Change in other-than-temporary impairment losses recognized in other comprehensive income is net of changes in the fair value of non-credit impaired securities of $647 and $244 for the years ended December 31, 2010 and 2009, respectively, and net of tax and deferred acquisition costs of $(113) and $215 for the years ended December 31, 2010 and 2009, respectively.

•	Net gain (loss) on cash-flow hedging instruments is net of tax of $69, $(208), and $422 for the years ended December 31, 2010, 2009 and 2008, respectively.

•	Changes in foreign currency translation adjustments are net of tax of $156, $(12) and $106 for the years ended December 31, 2010, 2009 and 2008, respectively.

•	Change in pension and other postretirement plan adjustment is net of tax of $(66), $(86), and $(276) for the years ended December 31, 2010, 2009 and 2008, respectively.

[2]	Net of reclassification adjustment for gains/losses realized in net income of $(78), $(1,202), and $(2,876) for the years ended for the years ended December 31, 2010, 2009 and 2008, respectively.

[3]	Net of amortization adjustment of $94, $49, and $(16) to net investment income for the years ended December 31, 2010, 2009 and 2008, respectively.

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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 5.50% and 5.25% were the appropriate discount rates as of December 31, 2010 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 5.50% and 5.25% discount rates will also be used to determine the Company’s 2011 pension and other postretirement expense, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2010. This assumption will be used to determine the Company’s 2011 expense.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the years ended December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.50%	6.00%	5.25%	5.75%
Rate of increase in compensation levels	4.00%	4.00%	N/A	N/A
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s pension plans were as follows:

	For the years ended December 31,
	2010	2009	2008
Discount rate	6.00%	6.25%	6.25%
Expected long-term rate of return on plan assets	7.30%	7.30%	7.30%
Rate of increase in compensation levels	4.00%	4.25%	4.25%
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s other postretirement plans were as follows:

	For the years ended December 31,
	2010	2009	2008
Discount rate	5.75%	6.25%	6.25%
Expected long-term rate of return on plan assets	7.30%	7.30%	7.30%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Assumed health care cost trend rates were as follows:

	As of December 31,
	2010	2009	2008
Pre-65 health care cost trend rate	9.70%	9.05%	8.80%
Post-65 health care cost trend rate	8.25%	7.60%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018	2015
A one-percentage point change in assumed health care cost trend rates would have an insignificant effect on the amounts reported for other postretirement plans.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2010 and 2009. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.
During 2010 the amount of lump sum benefit payments exceeded the amount of service and interest cost in the Company’s non-qualified pension plan resulting in a settlement. The settlement below represents lump sum payments made from the non-qualified pension plan in 2010.
In addition to the discount rate change, the Company’s benefit obligation also increased due to the use of an updated mortality table.

			Other Postretirement
	Pension Benefits		Benefits
Change in Benefit Obligation	2010	2009	2010	2009
Benefit obligation — beginning of year	$4,283	$3,938	$401	$384
Service cost (excluding expenses)	102	105	7	6
Interest cost	252	243	22	24
Plan participants’ contributions	—	—	15	16
Actuarial loss (gain)	86	71	(7)	(5)
Settlements	(43)	—	—	—
Change in assumptions	348	118	17	17
Benefits paid	(234)	(197)	(49)	(46)
Retiree drug subsidy	—	—	2	5
Foreign exchange adjustment	1	5	—	—

Benefit obligation — end of year	$4,795	$4,283	$408	$401

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2010	2009	2010	2009
Fair value of plan assets — beginning of year	$3,526	$3,326	$175	$154
Actual return on plan assets	434	184	15	21
Employer contributions	201	201	—	—
Benefits paid	(228)	(177)	—	—
Expenses paid	(12)	(13)	—	—
Foreign exchange adjustment	1	5	—	—

Fair value of plan assets — end of year	$3,922	$3,526	$190	$175

Funded status — end of year	$(873)	$(757)	$(218)	$(226)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
The fair value of assets for pension benefits, and hence the funded status, presented in the table above exclude assets of $107 and $140 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2010 and 2009, respectively. The assets do not qualify as plan assets, however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,029 and $3,666 as of December 31, 2010 and 2009, respectively, and the funded status of pension benefits would have been $(766) and $(617) as of December 31, 2010 and 2009, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $4,753 and $4,252 as of December 31, 2010 and 2009, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2010 and 2009.

	December 31,
	2010	2009
Projected benefit obligation	$4,771	$4,239
Accumulated benefit obligation	4,733	4,209
Fair value of plan assets	3,901	3,471
Amounts recognized in the Consolidated Balance Sheet consist of:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Other Assets
Noncurrent assets	$—	$12	$—	$—
Other Liabilities
Current liabilities	(19)	(54)	(34)	(33)
Noncurrent liabilities	(854)	(715)	(184)	(193)

Total	$(873)	$(757)	$(218)	$(226)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
In the Company’s non-qualified pension plan the amount of lump sum benefit payments exceeded the amount of service and interest cost for the year ended December 31, 2010. As a result, the Company recorded settlement expense of $20 to recognize the actuarial loss associated with the pro-rata portion of the obligation that has been settled.
Total net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$102	$105	$121	$7	$6	$6
Interest cost	252	243	230	22	24	23
Expected return on plan assets	(286)	(276)	(279)	(13)	(11)	(12)
Amortization of prior service credit	(9)	(9)	(9)	(1)	(1)	(1)
Amortization of actuarial loss	107	74	59
Settlements	20	—	—	—	—	—

Net periodic benefit cost	$186	$137	$122	$15	$18	$16

Amounts recognized in other comprehensive (income) loss for the years ended December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Amortization of actuarial loss	$(107)	$(74)	$—	$—
Settlement loss	(20)	—	—	—
Amortization of prior service credit	9	9	1	1
Net loss arising during the year	298	302	7	3

Total	$180	$237	$8	$4

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Amounts in accumulated other comprehensive loss on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Net loss	$1,852	$1,681	$17	$9
Prior service credit	(30)	(39)	—	(1)
Transition obligation	—	—	—	1

Total	$1,822	$1,642	$17	$9

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $149 and $(9), respectively. The estimated prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is $(1). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 is an insignificant amount, as the level of the actuarial net loss does not exceed the allowable amortization corridor.
Plan Assets
Investment Strategy and Target Allocation
The overall investment strategy of the Plan is to maximize total investment returns to provide sufficient funding for present and anticipated future benefit obligations within the constraints of a prudent level of portfolio risk and diversification. With respect to asset management, the oversight responsibility of the Plan rests with The Hartford’s Pension Fund Trust and Investment Committee composed of individuals whose responsibilities include establishing overall objectives and the setting of investment policy; selecting appropriate investment options and ranges; reviewing the asset allocation mix and asset allocation targets on a regular basis; and monitoring performance to determine whether or not the rate of return objectives are being met and that policy and guidelines are being followed. The Company believes that the asset allocation decision will be the single most important factor determining the long-term performance of the Plan.
The Company’s pension plan and other postretirement benefit plans’ target allocation by asset category is presented in the table below.

Target Asset Allocation
	Pension Plans	Other Postretirement Plans
Equity securities	10% – 30%	20% – 40%
Fixed income securities	50% – 70%	60% – 80%
Alternative assets	10% – 25%	—
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
The Company’s pension plan and other postretirement benefit plans’ weighted average asset allocation at December 31, 2010 and 2009 is presented in the table below.

	Percentage of Pension Plans Assets		Percentage of Other Postretirement Plans
	At Fair Value as of December 31,		Assets at Fair Value as of December 31,
	2010	2009	2010	2009
Equity securities	22%	28%	22%	21%
Fixed income securities	61%	57%	78%	79%
Alternative Assets	17%	15%	—	—

Total	100%	100%	100%	100%

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
Pension Plan Assets
The fair values of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments [1]	$75	$406	$—	$477
Fixed Income Securities:
Corporate	—	882	3	906
RMBS	—	450	9	459
U.S. Treasuries	7	330	—	336
Foreign government	—	61	2	42
CMBS	—	174	1	175
Other fixed income [2]	—	56	7	63
Equity Securities:
Large-cap domestic	—	496	—	501
Mid-cap domestic	62	—	—	62
Small-cap domestic	47	—	—	47
International	248	—	—	248
Other investments:
Hedge funds	—	—	635	635

Total pension plan assets at fair value [3]	$439	$2,855	$657	$3,951

[1]	Includes $30 of initial margin requirements related to the Plan’s duration overlay program.

[2]	Includes ABS and municipal bonds.

[3]	Excludes approximately $61 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $32 of interest receivable carried at fair value.
The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments [1]	$197	$98	$—	$295
Fixed Income Securities:
Corporate	—	903	12	915
RMBS	—	368	24	392
U.S. Treasuries	9	279	—	288
Foreign government	—	80	2	82
CMBS	—	113	—	113
Other fixed income [2]	—	19	8	27
Equity Securities:
Large-cap domestic	—	435	—	435
Mid-cap domestic	130	—	—	130
Small-cap domestic	82	—	—	82
International	313	—	—	313
Other equity securities [3]	—	1	—	1
Other investments:
Hedge funds	—	—	501	501

Total pension plan assets at fair value [4]	$731	$2,296	$547	$3,574

[1]	Includes $47 of initial margin requirements related to the Plan’s duration overlay program.

[2]	Includes ABS and municipal bonds.

[3]	Includes private placement bonds with a coupon and preferred stock with a coupon.

[4]	Excludes approximately $67 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $19 of interest receivable carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
The tables below provide a fair value level 3 roll forward for the twelve months ended December 31, 2010 and 2009 for the pension plan assets for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Actual return on plan assets
		Relating to
	Fair Value	assets still	Relating to	Purchase,	Transfers	Fair Value as
	as of	held at the	assets sold	issuances,	in and / or	of
	January 1,	reporting	during the	and	out of	December 31,
Asset Category	2010	date	period	settlements	Level 3	2010
Corporate	$12	$(1)	$1	$(6)	$(3)	$3
RMBS	24	—	—	(15)	—	9
Foreign government	2	—	—	2	(2)	2
Other fixed income	8	1	—	4	(5)	8
Hedge funds	501	29	4	101	—	635

Totals	$547	$29	$5	$86	$(10)	$657

Pension Plan Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Actual return on plan assets
		Relating to
	Fair Value	assets still	Relating to	Purchase,	Transfers	Fair Value as
	as of	held at the	assets sold	issuances,	in and / or	of
	January 1,	reporting	during the	and	out of	December 31,
Asset Category	2009	date	period	settlements	Level 3	2009
Corporate	$24	$7	$(4)	$(10)	$(5)	$12
RMBS	1	1	(1)	23	—	24
Foreign government	—	—	—	2	—	2
Other fixed income	3	1	—	4	—	8
Hedge funds	199	57	(9)	254	—	501

Totals	$227	$66	$(14)	$273	$(5)	$547

There was no Company common stock included in the Plan’s assets as of December 31, 2010 and 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Other Postretirement Plan Assets
The fair value of the Company’s other postretirement plan assets at December 31, 2010, by asset category are as follows:

	Other Postretirement Plan Assets
	at Fair Value as of December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$10	$—	$10
Fixed Income Securities:
Corporate	—	57	—	60
RMBS	—	44	—	44
U.S. Treasuries	—	19	—	19
CMBS	—	17	—	17
Other fixed income	—	6	—	3
Equity Securities:
Large-cap	—	43	—	43

Total other postretirement plan assets at fair value [1]	$—	$196	$—	$196

[1]	Excludes approximately $7 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $1 of interest receivable carried at fair value.
The fair value of the Company’s other postretirement plan assets at December 31, 2009, by asset category are as follows:

	Other Postretirement Plan Assets
	at Fair Value as of December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$7	$—	$7
Fixed Income Securities:
Corporate	—	65	—	65
RMBS	—	39	—	39
U.S. Treasuries	—	17	—	17
CMBS	—	12	—	12
Other fixed income	—	1	—	1
Equity Securities:
Large-cap	—	37	—	37

Total other postretirement plan assets at fair value [1]	$—	$178	$—	$178

[1]	Excludes approximately $4 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $1 of interest receivable carried at fair value.
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2010 and 2009.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Cash Flows
The following table illustrates the Company’s prior contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2010	$201	$—
2009	$201	—
In 2010, the Company, at its discretion, made $200 in contributions to the U.S. qualified defined benefit pension plan. The Company presently anticipates contributing approximately $200 to its U.S. qualified defined benefit pension plan in 2011 based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. For 2011, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial.
Employer contributions in 2010 and 2009 were made in cash and did not include contributions of the Company’s common stock.
17. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans (continued)
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2010:

	Pension Benefits	Other Postretirement Benefits

2011	$257	$37
2012	280	39
2013	298	40
2014	315	39
2015	330	39
2016-2020	1,826	178

Total	$3,306	$372

In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2010:

2011	$3
2012	4
2013	4
2014	4
2015	4
2016-2020	25

Total	$44

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans
The Company has three primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2010 and 2009, the Company issued shares from treasury in satisfaction of stock-based compensation.

	For the year ended December 31,
	2010	2009	2008
Stock-based compensation plans expense	$94	$72	$62
Income tax benefit	(33)	(20)	(19)

Total stock-based compensation plans expense, after-tax	$61	$52	$43

The Company did not capitalize any cost of stock-based compensation. As of December 31, 2010, the total compensation cost related to non-vested awards not yet recognized was $102, which is expected to be recognized over a weighted average period of 1.6 years.
Stock Plan
On May 19, 2010 at the Company’s Annual Meeting of Shareholders, the shareholders of The Hartford approved The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), which supersedes and replaces The Hartford 2005 Incentive Stock Plan. The terms of the 2010 Stock Plan are substantially similar to the terms of the superseded plan. However, the 2010 Stock Plan provides for an increased maximum number of shares that may be awarded to employees of the Company, to non-employee members of the Board of Directors of the Company and also permits awards to be made to third party service providers, and permits additional forms of stock-based awards.
The 2010 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 18,000,000 shares applicable to all awards for the ten-year duration of the 2010 Stock Plan. If any award under the prior The Hartford Incentive Stock Plan (as approved by the Company’s shareholders in 2000) or under the prior The Hartford 2005 Incentive Stock Plan (as approved by the Company’s shareholders in 2005) that was outstanding as of March 31, 2010, is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the 2010 Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2010, there were 17,383,657 shares available for future issuance.
The fair values of awards granted under the 2010 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees hired before January 1, 2002 immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2010 Stock Plan.
Stock Option Awards
Under the 2010 Stock Plan, all options granted have an exercise price at least equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed ten years. Under the 2010 Stock Plan, options will generally become exercisable as determined at the time of grant. For any year, no individual employee may receive an award of options for more than 2,000,000 shares under the 2010 Stock Plan. Under the 2005 Stock Plan, certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company’s common shares.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
The valuation model incorporates ranges of assumptions for inputs, and therefore, those ranges are disclosed below. The term structure of volatility is generally constructed utilizing implied volatilities from exchange-traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option valuation model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. There were no stock option awards granted in 2010.

	For the year ended December 31,
	2009	2008
Expected dividend yield	3.2%	2.9%
Expected annualized spot volatility	57.8% - 57.8%	37.0% - 32.2%
Weighted average annualized volatility	57.8%	33.3%
Risk-free spot rate	0.3% - 4.2%	2.0% - 5.0%
Expected term	7.3 years	8 years
A summary of the status of non-qualified stock options included in the Company’s Stock Plans as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of Options	Average	Contractual	Aggregate
	(in thousands)	Exercise Price	Term	Intrinsic Value
Outstanding at beginning of year	6,469	$49.76	3.8	$—
Granted	—
Exercised	(36)	7.04
Forfeited	(486)	39.57
Expired	(668)	35.88

Outstanding at end of year	5,279	52.90	2.9	—

Exercisable at end of year	4,541	$58.01	2.2	—

The weighted average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $0, $3.06 and $21.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1, $0, and $4, respectively.
Share Awards
Share awards are valued equal to the market price of the Company’s common stock on the date of grant, less a discount for those awards that do not provide for dividends during the vesting period. Share awards granted under the Stock Plans and outstanding include restricted stock units, restricted stock and performance shares. Generally, restricted stock units fully vest after three years and restricted stock vests in three to five years. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a specified period, generally three years. The maximum award of restricted stock units, restricted stock or performance shares for any individual employee in any year under the 2010 Stock Plan is 500,000 shares or units.
A summary of the status of the Company’s non-vested share awards as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Shares	Weighted-Average
Non-vested Shares	(in thousands)	Grant-Date Fair Value
Non-vested at beginning of year	1,845	$53.19
Granted	1,022	22.93
Decrease for change in estimated performance factors	(78)	—
Vested	(437)	78.81
Forfeited	(463)	27.46

Non-vested at end of year	1,889	$35.83

The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $13, $8 and $35, respectively, based on estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2010 and 2009 and 2008.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
Restricted Unit awards
In 2010 and 2009, The Hartford issued awards under the 2005 Stock Plan that will ultimately be settled in cash. As a result, these awards are referred to as “Restricted Units,” and the awards are remeasured at the end of each reporting period until settlement. The economic value recipients will ultimately realize will be identical to the value that would have been realized if the awards had been settled in shares, i.e., upon settlement, recipients will receive cash equal to The Hartford’s share price multiplied by the number of restricted units awarded. Awards granted in 2009 vest after a three year period. Awards granted in 2010 include both graded and cliff vesting restricted units which vest over a three year period. The graded vesting attribution method is used to recognize the expense of the award over the requisite service period. For example, the graded vesting attribution method views one three-year grant with annual graded vesting as three separate sub-grants, each representing one third of the total number of awards granted. The first sub-grant vests over one year, the second sub-grant vests over two years and the third sub-grant vests over three years.
For the years ended December 31, 2010 and 2009, 2,983 and 4,963 restricted units were granted, respectively. The weighted-average grant-date fair value was $24.34 and $7.07 at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, 6,812 and 4,613 were non-vested, respectively.
Deferred Stock Unit Plan
Effective July 31, 2009, the Compensation and Management Development Committee of the Board authorized The Hartford Deferred Stock Unit Plan (“Deferred Stock Unit Plan”), and, on October 22, 2009, it was amended. The Deferred Stock Unit Plan provides for contractual rights to receive cash payments based on the value of a specified number of shares of stock. The Deferred Stock Unit Plan provides for two award types, Deferred Units and Restricted Units. Deferred Units are earned ratably over a year, based on the number of regular pay periods occurring during such year. Deferred Units are credited to the participants account on a quarterly basis based on the market price of the Company’s common stock on the date of grant and are fully vested at all times. Deferred Units credited to employees prior to January 1, 2010 (other than senior executive officers hired on or after October 1, 2009) are not paid until after two years from their grant date. Deferred Units credited on or after January 1, 2010 (and any credited to senior executive officers hired on or after October 1, 2009) are paid in three equal installments after the first, second and third anniversaries of their grant date. Restricted Units are intended to be incentive compensation and unlike Deferred Units, vest over time, generally three years, and are subject to forfeiture. The Deferred Stock Unit Plan is structured consistent with the limitations and restrictions on employee compensation arrangements imposed by the Emergency Economic Stabilization Act of 2008 and the TARP Standards for Compensation and Corporate Governance Interim Final Rule issued by the U.S. Department of Treasury on June 10, 2009.
A summary of the status of the Company’s non-vested awards under the Deferred Stock Unit Plan as of December 31, 2010, is presented below:

		Weighted-Average		Weighted-Average
	Deferred Units	Grant-Date Fair	Restricted Units	Grant-Date Fair
Non-vested Units	(in thousands)	Value	(in thousands)	Value
Non-vested at beginning of year	—	$—	137	$24.12
Granted	265	26.12	625	24.76
Vested	(265)	26.12	—	—
Forfeited	—	—	(114)	24.29

Non-vested at end of year	—	$—	648	$24.70

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Beginning in 2010, under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. In 2009 and prior years, eligible employees of The Hartford purchased common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2010, there were 7,240,661 shares available for future issuance. During the years ended December 31, 2010, 2009 and 2008, 729,598, 2,557,893 and 964,365 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $1.24, $5.99 and $14.12 during the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, the fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period. In 2009 and prior years, the fair value was estimated based on the 15% discount off of the beginning stock price plus the value of six-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

	For the year ended December 31,
	2009	2008
Dividend yield	1.4%	3.5%
Implied volatility	91.4%	45.5%
Risk-free spot rate	0.3%	1.9%
Expected term	6 months	3 months
Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase was $5 and $5 for the years ended December 31, 2009 and 2008, respectively. Additionally, The Hartford has established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.
19. Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of base salary, by the Company. In 2010, employees who had earnings of less than $110,000 in the preceding year received a contribution of 1.5% of base salary and employees who had earnings of $110,000 or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $62, $64, and $64 for 2010, 2009, and 2008, respectively. Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. Under this plan, the Company contributes 5% of base salary to the participant accounts. The cost to The Hartford in 2010, 2009, and 2008 for this plan was $1, $2 and $2, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Sale of Subsidiaries and Joint Venture
Sale of First State Management Group
On March 31, 2009, the Company sold First State Management Group, Inc. (“FSMG”), its core excess and surplus lines property business, to Beazley Group PLC (“Beazley”) for $27, resulting in a gain on sale of $12, after-tax. Included in the sale was approximately $4 in net assets of FSMG. The net assets sold to Beazley did not include invested assets, unearned premium or deferred policy acquisition costs related to the in-force book of business. Rather, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. Under the terms of the purchase and sale agreement, the Company continues to be obligated for all losses and loss adjustment expenses incurred on or before March 31, 2009. The retained net loss and loss adjustment expense reserves totaled $87 and $125 as of December 31, 2010 and 2009, respectively.
Sale of Joint Venture Interest in ICATU Hartford Seguros, S.A.
On November 23, 2009, the Company entered into a Share Purchase Agreement to sell its joint venture interest in ICATU Hartford Seguros, S.A. (“IHS”), its Brazilian insurance operation, to its partner, ICATU Holding S.A., for $135. The transaction closed in 2010, and the Company received cash proceeds of $130, which was net of capital gains tax withheld of $5. The investment in IHS was reported as an equity method investment in Other assets. As a result of the Share Purchase Agreement, the Company recorded in 2009, an asset impairment charge, net of unrealized capital gains and foreign currency translation adjustments, in net realized capital losses of $44, after-tax.
Sale of Hartford Investments Canada Corporation
In October 2010, the Company announced the sale of Hartford Investments Canada Corporation. This sale of The Hartford’s Canadian mutual fund business closed in fourth quarter 2010. The Hartford recognized a net realized gain on the sale of approximately $41, after-tax, and does not expect this sale to have a material impact on the Company’s future earnings.
Sale of Specialty Risk Services
In December 2010, the Company entered into an agreement to sell its wholly-owned subsidiary Specialty Risk Services (“SRS”). SRS is a third-party claims administration business that provides self-insured, insured, and alternative market clients with customized claims services. This agreement to sell SRS is expected to close in the first quarter of 2011, subject to regulatory approvals. The Company will continue to provide certain transition services to SRS for up to 24 months. The agreement to sell in December 2010 did not have an impact to the 2010 consolidated results. The Company expects to realize a capital gain of approximately $150, after-tax, upon closing of the transaction.

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
The issuance of warrants to Treasury, see Note 15, triggered the contingency payment in the Investment Agreement related to additional investors. Upon receipt of preliminary approval to participate in the CPP, The Hartford negotiated with Allianz to modify the form of the $300 contingency payment. The settlement of the contingency payment was negotiated to allow Allianz a one-time extension of the exercise period of its outstanding warrants from seven to ten years and $200 in cash paid on October 15, 2009. The Hartford recorded a liability for the cash payment and an adjustment to additional paid-in capital for the warrant modification resulting in a net realized capital loss of approximately $300.
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
Each share of Preferred Stock was initially convertible into four shares of common stock, subject to receipt of specified governmental, regulatory and other approvals (including receipt of stockholder approval as described above in the case of the Series C Preferred Stock), which vary by Series. The conversion ratio under the Preferred Stock was subject to adjustment in certain circumstances. The Preferred Stock is classified as equity and the proceeds of $750 were recorded net of issuance costs of $23.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22. Restructuring, Severance and Other Costs
During the year ended December 31, 2009, the Company completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing its ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in International’s Japan and European operations. The Company has also executed on plans to change the management structure of the organization and reorganized the nature and focus of certain of the Company’s operations. These plans resulted in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company completed these restructuring activities and executed final payment during the year ended December 31, 2010.
The following pre-tax charges were incurred during the years ended December 31, 2010 and 2009 in connection with these restructuring activities:

	2010	2009
Severance benefits	$25	$52
Asset impairment charges	1	53
Other contract termination charges	—	34

Total severance and other costs	$26	$139

The amounts incurred during the year ended December 31, 2010 and 2009 were recorded in Insurance operating costs and other expenses within Corporate and Other.
23. Quarterly Results For 2010 and 2009 (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$6,319	$5,394	$3,336	$7,637	$6,673	$5,230	$6,055	$6,440
Benefits, losses and expenses	$5,784	$7,411	$3,343	$7,619	$5,751	$5,687	$5,241	$5,712
Net income (loss) [1]	$319	$(1,209)	$76	$(15)	$666	$(220)	$619	$557
Less: Preferred stock dividends and accretion of discount	483	—	11	3	10	62	11	62
Net income (loss) available to common shareholders [1]	$(164)	$(1,209)	$65	$(18)	$656	$(282)	$608	$495
Basic earnings (losses) per common share	$(0.42)	$(3.77)	$0.15	$(0.06)	$1.48	$(0.79)	$1.37	$1.29
Diluted earnings (losses) per common share [2] [3]	$(0.42)	$(3.77)	$0.14	$(0.06)	$1.34	$(0.79)	$1.24	$1.19
Weighted average common shares outstanding	393.7	320.8	443.9	325.4	444.1	356.1	444.3	382.7
Weighted average common shares outstanding and dilutive potential common shares	393.7	320.8	480.2	325.4	495.3	356.1	497.8	416.2

[1]	Included in the three months ended March 31, 2009 is a DAC unlock charge of $1.5 billion, after-tax.

Included in the three months ended June 30, 2009 are net realized capital losses of $649, after-tax, and a DAC unlock benefit of $360, after-tax.

Included in the three months ended September 30, 2009 are net realized capital losses of $885, after-tax.

[2]
In periods of a net loss available to common shareholders, the Company uses basic weighted average common shares outstanding in the calculation of diluted loss per common share, since the inclusion of shares for warrants, stock compensation plans and the assumed conversion of the preferred shares to common would have been antidilutive to the earnings per common share calculation. In the absence of the net loss available to common shareholders, weighted average common shares outstanding and dilutive potential common shares would have totaled 321.5 million, 326.6 million, 382.5 million and 428.5 million for the three months ended March 31, 2009, June 30, 2009, September 30, 2009, and March 31, 2010 respectively. In addition, assuming the impact of mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 431.9 million and 501.0 million for the three months ended March 31, 2010 and June 30, 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES

(In millions)

	As of December 31, 2010
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$9,961	$9,918	$9,918
States, municipalities and political subdivisions	12,469	12,124	12,124
Foreign governments	1,627	1,683	1,683
Public utilities	7,099	7,427	7,427
All other corporate bonds	31,397	32,457	32,457
All other mortgage-backed and asset-backed securities	15,866	14,211	14,211

Total fixed maturities, available-for-sale	78,419	77,820	77,820
Fixed maturities, at fair value using fair value option	845	649	649

Total fixed maturities	79,264	78,469	78,469

Equity Securities
Common stocks
Industrial, miscellaneous and all other	271	345	345
Non-redeemable preferred stocks	742	628	628

Total equity securities, available-for-sale	1,013	973	973
Equity securities, trading	33,875	32,820	32,820

Total equity securities	34,888	33,793	33,793

Mortgage loans	4,489	4,524	4,489
Policy loans	2,181	2,294	2,181
Investments in partnerships and trusts	1,918	1,918	1,918
Futures, options and miscellaneous	1,240	1,617	1,617
Short-term investments	8,528	8,528	8,528

Total investments	$132,508	$131,143	$130,995

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2010	2009
Assets
Fixed maturities, available-for-sale, at fair value	$251	$309
Other investments	31	36
Short-term investments	1,762	1,936
Investment in affiliates	25,227	21,642
Deferred income taxes	885	755
Unamortized Issue Costs	55	51
Other assets	22	368

Total assets	$28,233	$25,097

Liabilities and Stockholders’ Equity
Net payable to affiliates	$430	$366
Short-term debt (includes current maturities of long-term debt)	400	275
Long-term debt	5,961	5,250
Other liabilities	1,131	1,341

Total liabilities	7,922	7,232
Total stockholders’ equity	20,311	17,865

Total liabilities and stockholders’ equity	$28,233	$25,097

	For the years ended December 31,
Condensed Statements of Operations	2010	2009	2008
Net investment income	$5	$8	$30
Net realized capital gains (losses)	(5)	(231)	103

Total revenues	—	(223)	133
Interest expense	489	457	323
Other expenses	11	8	(3)

Total expenses	500	465	320
Loss before income taxes and earnings (losses) of subsidiaries	(500)	(688)	(187)
Income tax benefit	(170)	(157)	(102)

Loss before earnings (losses)of subsidiaries	(330)	(531)	(85)
Earnings (losses) of subsidiaries	2,010	(356)	(2,664)

Net income (loss)	$1,680	$(887)	$(2,749)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2010	2009	2008
Operating Activities
Net income (loss)	$1,680	$(887)	$(2,749)
Undistributed earnings (losses) of subsidiaries	(1,004)	1,307	(4,766)
Change in operating assets and liabilities	(21)	(590)	9,372

Cash provided by (used for) operating activities	655	(170)	1,857

Investing Activities
Net sales (purchases) of short-term investments	233	(412)	(892)
Purchase price of business acquired	—	(10)	—
Capital contributions to subsidiaries	(311)	(3,115)	(2,300)

Cash used for investing activities	(78)	(3,537)	(3,192)

Financing Activities
Issuance of long-term debt	1,090	—	2,670
Repayments at maturity of long-term debt	(275)	—	(955)
Change in commercial paper	—	(375)	—
Net proceeds from issuance of mandatory convertible preferred stock	556	—	—
Net proceeds from issuance of common shares under public offering	1,600	—	—
Issuance of convertible preferred shares	—	—	727
Issuance of warrants	—	—	512
Proceeds from net issuance of preferred stock and warrants to U.S. Treasury	—	3,400	—
Redemption of preferred stock issued to the U.S. Treasury	(3,400)	—	—
Net proceeds from issuance of common shares under discretionary equity issuance plan	—	887	—
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	22	17	41
Treasury stock acquired	—	—	(1,000)
Dividends paid — Preferred shares	(85)	(73)	—
Dividends paid — Common Shares	(85)	(149)	(660)

Cash provided by (used for) financing activities	(577)	3,707	1,335
Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Interest Paid	$465	$454	$265
Dividends Received from Subsidiaries	$1,006	$243	$2,279
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Deferred Policy
	Acquisition Costs			Other
	and Present	Future Policy Benefits,		Policyholder
	Value of Future	Unpaid Losses and Loss	Unearned	Funds and
Segment	Profits	Adjustment Expenses	Premiums	Benefits Payable
As of December 31, 2010
Property & Casualty Commercial	$603	$14,727	$3,126	$—
Group Benefits	67	6,640	76	320
Consumer Markets	660	2,177	1,875	—
Global Annuity	4,981	10,427	80	61,251
Life Insurance	2,661	1,048	14	8,927
Retirement Plans	842	458	3	6,841
Mutual Funds	43	—	—	4
Corporate and Other	—	4,121	2	—

Consolidated	$9,857	$39,598	$5,176	$77,343

As of December 31, 2009
Property & Casualty Commercial	$619	$15,051	$3,114	$—
Group Benefits	78	6,403	84	401
Consumer Markets	644	2,109	1,938	—
Global Annuity	5,650	10,290	70	63,122
Life Insurance	2,658	944	13	6,620
Retirement Plans	980	293	—	6,156
Mutual Funds	57	—	—	—
Corporate and Other	—	4,541	2	1,849

Consolidated	$10,686	$39,631	$5,221	$78,148

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION (continued)
(In millions)

				Amortization of	Insurance
	Earned		Benefits, Losses	Deferred Policy	Operating
	Premiums, Fee	Net	and Loss	Acquisition Costs	Costs and
	Income and	Investment	Adjustment	and Present Value	Other	Net Written
Segment	Other	Income	Expenses	of Future Profits	Expenses [1]	Premiums
For the year ended December 31, 2010
Property & Casualty Commercial	$6,052	$939	$3,370	$1,353	$866	$5,796
Group Benefits	4,278	429	3,331	61	1,111	N/A
Consumer Markets	4,119	187	2,951	667	493	3,886
Global Annuity	2,602	917	1,223	253	768	N/A
Life Insurance	1,029	522	849	121	223	N/A
Retirement Plans	359	364	278	27	340	N/A
Mutual Funds	690	(8)	—	62	480	N/A
Corporate and Other	190	268	249	—	1,043	3

Consolidated	$19,319	$3,618	$12,251	$2,544	$5,324	$9,685

For the year ended December 31, 2009
Property & Casualty Commercial	$6,237	$759	$3,266	$1,393	$866	$5,715
Group Benefits	4,350	403	3,196	61	1,120	N/A
Consumer Markets	4,113	178	2,902	674	475	3,995
Global Annuity	2,673	4,894	6,277	1,716	860	N/A
Life Insurance	1,054	347	715	317	208	N/A
Retirement Plans	324	315	269	56	346	N/A
Mutual Funds	518	(21)	—	50	395	N/A
Corporate and Other	223	344	394	—	873	1

Consolidated	$19,492	$7,219	$17,019	$4,267	$5,143	$9,711

For the year ended December 31, 2008
Property & Casualty Commercial	$6,758	$803	$3,822	$1,461	$903	$6,291
Group Benefits	4,391	419	3,144	57	1,128	N/A
Consumer Markets	4,070	207	2,758	633	438	3,933
Global Annuity	3,732	(8,405)	(7,220)	1,762	1,382	N/A
Life Insurance	946	343	692	171	228	N/A
Retirement Plans	338	342	271	91	335	N/A
Mutual Funds	666	(22)	—	96	491	N/A
Corporate and Other	241	308	281	—	886	7

Consolidated	$21,142	$(6,005)	$3,748	$4,271	$5,791	$10,231

[1]	Includes interest expense and goodwill impairment.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

					Percentage
			Assumed		of Amount
	Gross	Ceded to Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2010
Life insurance in-force	$987,104	$135,269	$43,999	$895,834	5%

Insurance revenues
Property and casualty insurance	$10,105	668	256	9,693	3%
Life insurance and annuities	7,297	518	128	6,907	2%
Accident and health insurance	2,221	58	64	2,227	3%

Total insurance revenues	$19,623	$1,244	$448	$18,827	2%

For the year ended December 31, 2009
Life insurance in-force	$970,455	$128,144	$49,273	$891,584	6%

Insurance revenues
Property and casualty insurance	$10,386	$778	$253	$9,861	3%
Life insurance and annuities	7,245	433	91	6,903	1%
Accident and health insurance	2,203	51	71	2,223	3%

Total insurance revenues	$19,834	$1,262	$415	$18,987	2%

For the year ended December 31, 2008
Life insurance in-force	$924,987	$123,074	$43,736	$845,649	5%

Insurance revenues
Property and casualty insurance	$10,999	$877	$216	$10,338	2%
Life insurance and annuities	8,187	390	173	7,970	2%
Accident and health insurance	2,254	31	90	2,313	4%

Total insurance revenues	$21,440	$1,298	$479	$20,621	2%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Charged to		Write-offs/
	Balance	Costs and	Translation	Payments/	Balance
	January 1,	Expenses	Adjustment	Other	December 31,

2010
Allowance for doubtful accounts and other	$121	$53	$—	$(55)	$119
Allowance for uncollectible reinsurance	335	11	—	(56)	290
Valuation allowance on mortgage loans	366	157	—	(368)	155
Valuation allowance for deferred taxes	86	87	—	—	173

2009
Allowance for doubtful accounts and other	$125	$53	$—	$(57)	$121
Allowance for uncollectible reinsurance	379	11	—	(55)	335
Valuation allowance on mortgage loans	26	408	—	(68)	366
Valuation allowance for deferred taxes	75	11	—	—	86

2008
Allowance for doubtful accounts and other	$126	$53	$—	$(54)	$125
Allowance for uncollectible reinsurance	404	12	—	(37)	379
Valuation allowance on mortgage loans	—	26	—	—	26
Valuation allowance for deferred taxes	43	32	—	—	75
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount	Losses and Loss Adjustment		Paid Losses and
	Deducted From	Expenses Incurred Related to:		Loss Adjustment
	Liabilities [1]	Current Year	Prior Year	Expenses

Years ended December 31,

2010	$524	$6,768	$(196)	$6,834

2009	$511	$6,596	$(186)	$6,547

2008	$488	$6,933	$(226)	$6,591

[1]
Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 4.8%, 5.0%, and 5.4% for 2010, 2009, and 2008, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief Accounting Officer and duly authorized signatory)
Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Liam E. McGee Liam E. McGee	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

	/s/ Christopher J. Swift Christopher J. Swift	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

	/s/ Beth A. Bombara Beth A. Bombara	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2011

	* Robert B. Allardice III	Director	February 25, 2011

	* Trevor Fetter	Director	February 25, 2011

	* Paul G. Kirk, Jr.	Director	February 25, 2011

	* Kathryn A. Mikells	Director	February 25, 2011

	* Michael G. Morris	Director	February 25, 2011

	* Thomas A. Renyi	Director	February 25, 2011

	* Charles B. Strauss	Director	February 25, 2011

	* H. Patrick Swygert	Director	February 25, 2011

*By:	/s/ Alan J. Kreczko Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.01
Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (“The Hartford”), as amended by Certificate of Designations with respect to 7.25% Mandatory Convertible Preferred Stock Series F dated March 23, 2010 and the Certificate of Elimination of the Series A Participating Cumulative Preferred Stock, Series D Non-Voting Contingent Convertible Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series E, dated April 26, 2010 (incorporated by reference to Exhibit 3.01 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2010).

3.02	Amended and Restated By-Laws of The Hartford, amended effective October 21, 2010 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed October 27, 2010).

4.01	Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of The Hartford (incorporated by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

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

4.11
First Supplemental Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.12	Replacement Capital Covenant, dated as of June 6, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.13
Second Supplemental Indenture, dated as of October 17, 2008, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068, including form of Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.14
Form of Series B Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

Exhibit No.	Description

4.15
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

4.17
Deposit Agreement, dated as of March 23, 2010, among The Hartford Financial Services Group, Inc., The Bank of New York Mellon, as Depository, and holders from time to time of the Receipt issued thereunder (including form of Depository Receipt) (incorporated herein by reference to (incorporated by reference to Exhibit 4.6 to The Hartford’s Current Report on Form 8-K, filed March 23, 2010).Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009 (incorporated herein by reference to Exhibit 4.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

10.01
Form of Depository Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.17) (incorporated herein by reference to Exhibit 4.7 to The Hartford’s Current Report on Form 8-K, filed on March 9, 2010).

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

10.04
Letter Agreement, dated as of June 9, 2009, by and between The Hartford Financial Services Group, Inc., Allianz SE and Allianz Finance II Luxembourg S.a.r.l. (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

10.05
Letter Agreement including the Securities Purchase Agreement-Standard Terms incorporated therein, between The Hartford Financial Services Group, Inc. and The United States Department of Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

10.06
Letter Agreement between The Hartford Financial Services Group, Inc. and The United States Department of the Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

*10.07	The Hartford Senior Executive Officer Severance Pay Plan.

*10.08	Amended and Restated The Hartford Senior Executive Severance Pay Plan, amended effective February 22, 2011.

*10.09	2010 Incentive Stock Plan, amended effective January 27, 2011.

*10.10	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, amended effective December 15, 2010.

*10.11	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Non-Employee Directors, amended December 15, 2010.

*10.12	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.

*10.13	Summary of Annual Executive Bonus Program (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 25, 2010).

*10.14
Loss on Sale Reimbursement Payback Agreement between the Company and Gregory McGreevey dated July 22, 2010 (incorporated by reference to Exhibit 10.06 of The Hartford’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2010).

*10.15	The Hartford 2005 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.10 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2009).

*10.16
Employment Agreement between The Hartford and Christopher J. Swift dated February 14, 2010 (incorporated by reference to Exhibit 10.16 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2009).

*10.17	The Hartford Deferred Stock Unit Plan, as amended on October 22, 2009 (incorporated by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed October 22, 2009).

*10.18
Form of Award Letters for Deferred Unit and Restricted Units under The Hartford’s Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.03 to The Hartford’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2009).

*10.19
Letter Agreement between The Hartford Financial Services Group, Inc. and Liam E McGee, dated September 23, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford Current Report on Form 8-K, filed September 30, 2009).

*10.20
Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended (incorporated herein by reference to Exhibit 10.06 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit No.	Description

*10.21	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

*10.22	The Hartford Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.09 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.23
The Hartford Deferred Restricted Stock Unit Plan, as amended (incorporated herein by reference to Exhibit 10.12 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.24	The Hartford Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.12 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.25	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.26	The Hartford Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.01 of The Hartford’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2009).

*10.27	The Hartford Investment and Savings Plan, amended effective January 1, 2011.

*10.28
Employment Agreement and amendment thereto dated November 14, 2008, between the Company and John C. Walters (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed November 14, 2008).

10.29
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

10.30
Form of Order of the Securities and Exchange Commission dated November 8, 2006 (incorporated herein by reference to Exhibit 10.26 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.31
Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

10.32
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

24.01	Power of Attorney. †

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.01	Certification of Liam E. McGee pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009. †

99.02	Certification of Christopher J. Swift pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009. †

*	Management contract, compensatory plan or arrangement.

†	Filed with the Securities and Exchange Commission as an exhibit to this report.

II-4