Form 10-K/A
period 2010-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2011-03-11
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
Item 6. EXHIBITS
SIGNATURE
EXHIBITS INDEX
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to The Hartford Financial Services Group, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011 (the “2010 Form 10-K”), is being filed solely to furnish Exhibit 101 to the 2010 Form 10-K, which provides certain items from the 2010 Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).
No other changes have been made to the 2010 Form 10-K. This Form 10-K/A speaks as of the original filing date of the 2010 Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the 2010 Form 10-K.
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

The Hartford Financial Services Group, Inc. (Registrant)
Date: March 11, 2011	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
FORM 10-K/A
AMENDMENT NO. 1
EXHIBITS INDEX
The exhibits attached to this Form 10-K/A are those that are required by Item 601 of Regulation S-K.

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

*3.02	Amended and Restated By-Laws of The Hartford, amended effective October 21, 2010 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed October 27, 2010).

*4.01	Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of The Hartford (incorporated by reference as indicated in Exhibits 3.01 and 3.02 hereto, respectively).

*4.02
Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-103915) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI).

*4.03
Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.30 to The Hartford’s Registration Statement on Form S-3 (Amendment No. 1) (Registration No. 333-49666) dated December 27, 2000).

*4.04
Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed September 17, 2002).

*4.05	Form of Global Security (included in Exhibit 4.04).

*4.06
Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture filed as Exhibit 4.02 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 of The Hartford’s Current Report on Form 8-K, filed May 30, 2003).

*4.07
Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed March 12, 2004).

*4.08
Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford and LaSalle Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

*4.09
Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-142044) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI, filed on April 11, 2007).

*4.10
Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

*4.11
First Supplemental Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

*4.12	Replacement Capital Covenant, dated as of June 6, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

*4.13
Second Supplemental Indenture, dated as of October 17, 2008, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068, including form of Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

*4.14
Form of Series B Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

Exhibit No.	Description

*4.15
Form of Series C Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

*4.16
Registration Rights Agreement, dated as of October 17, 2008, between The Hartford and Allianz SE (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

*4.17
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

*10.02
Letter Agreement, dated as of March 13, 2010, by and between The Hartford Financial Services Group, Inc., Allianz SE (including letter of Allianz SE of March 12, 2010 attached thereto) (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed March 16, 2010).

*10.03
Repurchase Letter Agreement, dated as of March 31, 2010, between The Hartford Financial Services Group, Inc. and the United States Department of Treasury (incorporated herein by reference to Exhibit 99.1 to The Hartford’s Current Report on Form 8-K, filed on March 31, 2010).

*10.04
Letter Agreement, dated as of June 9, 2009, by and between The Hartford Financial Services Group, Inc., Allianz SE and Allianz Finance II Luxembourg S.a.r.l. (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

*10.05
Letter Agreement including the Securities Purchase Agreement-Standard Terms incorporated therein, between The Hartford Financial Services Group, Inc. and The United States Department of Treasury, dated June 26, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

*10.06
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

*10.29
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

*10.30
Form of Order of the Securities and Exchange Commission dated November 8, 2006 (incorporated herein by reference to Exhibit 10.26 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

*10.31
Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

*10.32
Investment Agreement, dated as of October 17, 2008 between The Hartford and Allianz SE (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed October 17, 2008).

*12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

*21.01	Subsidiaries of The Hartford Financial Services Group, Inc.

*23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith.

*24.01	Power of Attorney.

*31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.01	Certification of Liam E. McGee pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009.

*99.02	Certification of Christopher J. Swift pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended by the American Recovery and Reinvestment Act of 2009.

101.INS	XBRL Instance Document [1]

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with our Form 10-K as filed on February 25, 2011.

[1]
Includes the following materials contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.