Form 10-Q
period 2011-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2011-05-02
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-13958
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3317783 (I.R.S. Employer Identification No.)

One Hartford Plaza, Hartford, Connecticut (Address of principal executive offices)	06155 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2011 there were outstanding 445,273,635 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2010 Form 10-K Annual Report. These important risks and uncertainties include:
•
challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns and other developments on financial, commodity and credit markets and consumer spending and investment;

•
the success of our initiatives relating to the realignment of our business in 2010 and plans to improve the profitability and long-term growth prospects of our key divisions, including through opportunistic acquisitions or divestitures, and the impact of regulatory or other constraints on our ability to complete these initiatives and deploy capital among our businesses as and when planned;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, foreign exchange rates, and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

•	volatility in our earnings resulting from our adjustment of our risk management program to emphasize protection of statutory surplus and cash flows;
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

•
the potential effect of other domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products or changes in U.S. federal or other tax laws that affect the relative attractiveness of our investment products;

•	the Company’s ability to distribute its products through distribution channels, both current and future;
•	the uncertain effects of emerging claim and coverage issues;
•	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;
•
the Company’s ability to effectively price its property and casualty policies, including its ability to obtain regulatory consents to pricing actions or to non-renewal or withdrawal of certain product lines;

•	the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster or other unanticipated events;
•	the risk that our framework for managing business risks may not be effective in mitigating material risk and loss;
•	the potential for difficulties arising from outsourcing relationships;
•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;
•	the impact of potential changes in accounting principles and related financial reporting requirements;
•	the Company’s ability to protect its intellectual property and defend against claims of infringement;
•	unfavorable judicial or legislative developments; and
•	other factors described in such forward-looking statements.
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
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, changes in equity, comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, for other-than-temporary impairments as required by accounting guidance adopted in 2009, and for the fair value measurement of financial instruments as required by accounting guidance adopted in 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
May 2, 2011

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2011	2010
	(Unaudited)

Revenues
Earned premiums	$3,519	$3,527
Fee income	1,209	1,180
Net investment income:
Securities available-for-sale and other	1,116	1,059
Equity securities, trading	803	701

Total net investment income	1,919	1,760
Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(119)	(340)
OTTI losses recognized in other comprehensive income	64	188

Net OTTI losses recognized in earnings	(55)	(152)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(348)	(122)

Total net realized capital losses	(403)	(274)
Other revenues	64	64

Total revenues	6,308	6,257

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,178	3,133
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	803	701
Amortization of deferred policy acquisition costs and present value of future profits	664	647
Insurance operating costs and other expenses	1,125	1,121
Interest expense	128	120

Total benefits, losses and expenses	5,898	5,722
Income from continuing operations before income taxes	410	535
Income tax expense	59	216

Income from continuing operations, net of tax	351	319
Income from discontinued operations, net of tax	160	—

Net income	$511	$319

Preferred stock dividends and accretion of discount	10	483

Net income (loss) available to common shareholders	$501	$(164)

Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.77	$(0.42)
Diluted	$0.69	$(0.42)

Net income (loss) available to common shareholders per common share
Basic	$1.13	$(0.42)
Diluted	$1.01	$(0.42)

Cash dividends declared per common share	$0.10	$0.05

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(In millions, except for share and per share data)	2011	2010
	(Unaudited)
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost of $78,512 and $78,419) (includes variable interest entity assets, at fair value, of $334 and $406)	$78,268	$77,820
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $329 and $323)	1,230	649
Equity securities, trading, at fair value (cost of $32,615 and $33,899)	32,339	32,820
Equity securities, available-for-sale, at fair value (cost of $951 and $1,013)	993	973
Mortgage loans (net of allowances for loan losses of $153 and $155)	4,736	4,489
Policy loans, at outstanding balance	2,181	2,181
Limited partnerships and other alternative investments (includes variable interest entity assets of $9 and $14)	1,972	1,918
Other investments	640	1,617
Short-term investments	7,330	8,528

Total investments	129,689	130,995
Cash	2,317	2,062
Premiums receivable and agents’ balances, net	3,396	3,273
Reinsurance recoverables, net	4,981	4,862
Deferred policy acquisition costs and present value of future profits	9,843	9,857
Deferred income taxes, net	3,401	3,725
Goodwill	1,051	1,051
Property and equipment, net	1,132	1,150
Other assets	2,685	1,629
Separate account assets	164,043	159,742

Total assets	$322,538	$318,346

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$39,420	$39,598
Other policyholder funds and benefits payable	43,891	44,550
Other policyholder funds and benefits payable — international variable annuities	32,297	32,793
Unearned premiums	5,314	5,176
Short-term debt	400	400
Long-term debt	6,210	6,207
Consumer notes	382	382
Other liabilities (includes variable interest entity liabilities of $429 and $394)	9,582	9,187
Separate account liabilities	164,043	159,742

Total liabilities	301,539	298,035
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,754,771 shares issued	5	5
Additional paid-in capital	10,391	10,448
Retained earnings	12,533	12,077
Treasury stock, at cost — 24,646,651 and 25,205,283 shares	(1,722)	(1,774)
Accumulated other comprehensive loss, net of tax	(764)	(1,001)

Total stockholders’ equity	20,999	20,311

Total liabilities and stockholders’ equity	$322,538	$318,346

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended
	March 31,
(In millions, except for share data)	2011	2010
	(Unaudited)
Preferred Stock, at beginning of period	$556	$2,960
Issuance of mandatory convertible preferred stock	—	556
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	440
Redemption of preferred stock to the U.S. Treasury	—	(3,400)

Preferred Stock, at end of period	556	556

Common Stock	5	5

Additional Paid-in Capital, at beginning of period	10,448	8,985
Issuance of shares under public offering	—	1,599
Issuance of shares under incentive and stock compensation plans	(47)	(103)
Tax expense on employee stock options and awards	(10)	(6)

Additional Paid-in Capital, at end of period	10,391	10,475

Retained Earnings, at beginning of period, before cumulative effect of accounting change, net of tax	12,077	11,164
Cumulative effect of accounting change, net of tax	—	26

Retained Earnings, at beginning of period, as adjusted	12,077	11,190
Net income (loss)	511	319
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	(440)
Dividends on preferred stock	(10)	(43)
Dividends declared on common stock	(45)	(20)

Retained Earnings, at end of period	12,533	11,006

Treasury Stock, at Cost, at beginning of period	(1,774)	(1,936)
Issuance of shares under incentive and stock compensation plans from treasury stock	57	114
Return of shares under incentive and stock compensation plans to treasury stock	(5)	(3)

Treasury Stock, at Cost, at end of period	(1,722)	(1,825)

Accumulated Other Comprehensive Loss, Net of Tax, at beginning of period	(1,001)	(3,312)
Total other comprehensive income	237	935

Accumulated Other Comprehensive Loss, Net of Tax, at end of period	(764)	(2,377)

Noncontrolling Interest, at beginning of period	—	29
Recognition of noncontrolling interest in other liabilities	—	(29)

Noncontrolling Interest, at end of period	—	—

Total Stockholders’ Equity	$20,999	$17,840

Preferred Shares Outstanding, at beginning of period (in thousands)	575	3,400
Redemption of shares issued to the U.S. Treasury	—	(3,400)
Issuance of mandatory convertible preferred shares	—	575

Preferred Shares Outstanding, at end of period	575	575

Common Shares Outstanding, at beginning of period (in thousands)	444,549	383,007
Issuance of shares under public offering	—	59,590
Issuance of shares under incentive and stock compensation plans	727	1,455
Return of shares under incentive and stock compensation plans and other to treasury stock	(168)	(125)

Common Shares Outstanding, at end of period	445,108	443,927

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
(In millions)	2011	2010
	(Unaudited)
Comprehensive Income
Net income	$511	$319

Other comprehensive income (loss)
Change in net unrealized gain / loss on securities	310	859
Change in OTTI losses recognized in other comprehensive income	5	32
Change in net gain (loss) on cash-flow hedging instruments	(68)	66
Change in foreign currency translation adjustments	(32)	(36)
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	22	14

Total other comprehensive income	237	935

Total comprehensive income	$748	$1,254

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(In millions)	2011	2010
	(Unaudited)
Operating Activities
Net income	$511	$319
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	664	651
Additions to deferred policy acquisition costs and present value of future profits	(653)	(680)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(39)	33
Change in reinsurance recoverables	59	45
Change in receivables and other assets	(49)	(180)
Change in payables and accruals	(23)	(109)
Change in accrued and deferred income taxes	67	128
Net realized capital losses	176	276
Net disbursements from investment contracts related to policyholder funds — international variable annuities	(496)	(257)
Net decrease in equity securities, trading	481	268
Depreciation and amortization	128	144
Other operating activities, net	(352)	(150)

Net cash provided by operating activities	474	488
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,860	11,534
Equity securities, available-for-sale	24	108
Mortgage loans	70	726
Partnerships	58	145
Payments for the purchase of:
Fixed maturities, available-for-sale	(7,588)	(11,973)
Fixed maturities, fair value option	(531)	—
Equity securities, available-for-sale	(25)	(15)
Mortgage loans	(326)	(18)
Partnerships	(55)	(72)
Proceeds from business sold	278	—
Derivatives, net	(465)	(252)
Change in policy loans, net	—	(3)
Change in payables for collateral under securities lending, net	—	(23)
Other investing activities, net	(46)	(58)

Net cash provided by investing activities	254	99
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,338	5,468
Withdrawals and other deductions from investment and universal life-type contracts	(6,174)	(5,614)
Net transfers from separate accounts related to investment and universal life-type contracts	2,418	124
Proceeds from issuance of long-term debt	—	1,090
Payments on capital lease obligations	—	(68)
Repayments at maturity or settlement of consumer notes	—	(302)
Net proceeds from issuance of mandatory convertible preferred stock	—	556
Net proceeds from issuance of common shares under public offering	—	1,600
Redemption of preferred stock issued to the U.S. Treasury	—	(3,400)
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	(2)	8
Dividends paid on preferred stock	(11)	(64)
Dividends paid on common stock	(19)	(20)
Changes in bank deposits and payments on bank advances	(1)	(30)

Net cash used for financing activities	(451)	(652)
Foreign exchange rate effect on cash	(22)	2
Net increase (decrease) in cash	255	(63)
Cash — beginning of period	2,062	2,142

Cash — end of period	$2,317	$2,079

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$26	$87
Interest paid	$89	$61
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States (collectively, “The Hartford” or the “Company”). Also, The Hartford continues to administer business previously sold in Japan and the U.K.
The Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in The Hartford’s 2010 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further discussions on variable interest entities see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Discontinued Operations
For first quarter 2011 reporting, the Company is presenting the operations of certain subsidiaries that meet the criteria for reporting as discontinued operations. Income statement amounts for prior periods have been retrospectively reclassified. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the specific subsidiaries and related impacts.
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
The most significant estimates include those used in determining property and casualty insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations; valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements.
Significant Accounting Policies
For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2010 Form 10-K Annual Report, which should be read in conjunction with these accompanying Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended
	March 31,
	2011	2010
Tax expense at U.S. Federal statutory rate	$144	$187
Tax-exempt interest	(37)	(39)
Dividends received deduction	(37)	(41)
Valuation allowance	(2)	86
Other	(9)	23

Income tax expense	$59	$216

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
The Company’s unrecognized tax benefits were unchanged during the three months ended March 31, 2011, remaining at $48 as of March 31, 2011. This entire amount, if it were recognized, would affect the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Audits have been concluded for all years through 2006. The audit of the years 2007 - 2009 commenced during 2010 and is expected to conclude by the end of 2012. In addition, the Company is working with the IRS on a possible settlement of a DRD issue related to prior periods which, if settled, may result in the booking of tax benefits. Such benefits are not expected to be material to the Condensed Consolidated Statement of Operations.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $171 as of March 31, 2011 and was $173 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
Also, for the three months ended March 31, 2010, the Company incurred a charge of $19 related to a decrease in deferred tax assets as a result of federal legislation that will reduce the tax deduction available to the Company related to retiree health care costs beginning in 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended
	March 31,
(In millions, except for per share data)	2011	2010
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$351	$319
Less: Preferred stock dividends and accretion of discount	10	483

Income (loss) from continuing operations, net of tax, available to common shareholders	341	(164)
Add: Dilutive effect of preferred stock dividends	10	—

Income (loss) from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$351	$(164)

Income (loss) from discontinued operations, net of tax	$160	$—

Net income (loss)
Net income	$511	$319
Less: Preferred stock dividends and accretion of discount	10	483

Net income (loss) available to common shareholders	501	(164)
Add: Dilutive effect of preferred stock dividends	10	—

Net income (loss) available to common shareholders and assumed conversion of preferred shares	$511	$(164)

Shares
Weighted average common shares outstanding, basic	444.6	393.7

Dilutive effect of warrants	41.1	—
Dilutive effect of stock compensation plans	1.8	—
Dilutive effect of mandatory convertible preferred shares	20.7	—

Weighted average shares outstanding and dilutive potential common shares	508.2	393.7

Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.77	$(0.42)
Income (loss) from discontinued operations, net of tax	0.36	—

Net income (loss) available to common shareholders	$1.13	$(0.42)

Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.69	$(0.42)
Income (loss) from discontinued operations, net of tax	0.32	—

Net income (loss) available to common shareholders	$1.01	$(0.42)

The declaration of a quarterly common stock dividend of $0.10 during the first quarter of 2011 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price to $9.773 from $9.790.
As a result of the net loss available to common shareholders for the three months ended March 31, 2010, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended March 31, 2010 diluted loss per share, since the inclusion of 33.6 million shares for warrants, 1.2 million shares for stock compensation plans and 3.4 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculation. In the absence of the net loss available to common shareholders and assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 431.9 million.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information
The Hartford is organized into three customer-oriented divisions, Commercial Markets, Consumer Markets and Wealth Management, conducting business principally in seven reporting segments. The Company’s seven reporting segments, as well as the Corporate and Other category, are as follows:
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
Life Insurance
Life Insurance sells a variety of life insurance products, including variable universal life, universal life, and term life, as well as private placement life insurance (“PPLI”) owned by corporations and high net worth individuals.
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
Financial Measures and Other Segment Information
The following table presents net income (loss) for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended
	March 31,
	2011	2010
Property & Casualty Commercial	$327	$206
Group Benefits	11	51
Consumer Markets	110	56
Global Annuity	50	80
Life Insurance	35	24
Retirement Plans	15	(6)
Mutual Funds	28	26
Corporate and Other	(65)	(118)

Net income	$511	$319

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended
	March 31,
	2011	2010
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$665	$575
Property	135	140
Automobile	146	152
Package business	283	279
Liability	135	139
Fidelity and surety	55	56
Professional liability	79	83

Total Property & Casualty Commercial	1,498	1,424
Group Benefits
Group disability	477	531
Group life and accident	517	512
Other	50	59

Total Group Benefits	1,044	1,102
Consumer Markets
Automobile	672	713
Homeowners	284	283

Total Consumer Markets [1]	956	996
Global Annuity
Variable annuity	639	600
Fixed / MVA and other annuity	10	12
Institutional investment products	1	13

Total Global Annuity	650	625
Life Insurance
Variable life	90	102
Universal life	106	105
Term / other life	13	13
PPLI	44	40

Total Life Insurance	253	260
Retirement Plans
401(k)	84	76
Government plans	13	11

Total Retirement Plans	97	87
Mutual Funds
Non-proprietary	162	151
Proprietary	16	16

Total Mutual Funds	178	167
Corporate and Other	52	46

Total earned premiums, fees, and other considerations	4,728	4,707
Net investment income:
Securities available-for-sale and other	1,116	1,059
Equity securities, trading	803	701

Total net investment income	1,919	1,760
Net realized capital losses	(403)	(274)
Other revenues	64	64

Total revenues	$6,308	$6,257

[1]	For the three months ended March 31, 2011 and 2010, AARP members accounted for earned premiums of $698 and $715, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits
The following financial instruments are carried at fair value in the Company’s Condensed Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”); fixed maturities at fair value using fair value option (“FVO”); equity securities, trading; short-term investments; freestanding and embedded derivatives; separate account assets; and certain other liabilities.
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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans and below investment grade private placement securities. Also included in Level 3 are guaranteed product embedded and reinsurance derivatives and other complex derivative securities, including customized guaranteed minimum withdrawal benefit (“GMWB”) hedging derivatives (see Note 4a for further information on GMWB product related financial instruments), equity derivatives, long dated derivatives, swaps with optionality, certain complex credit derivatives and certain other liabilities. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three months ended March 31, 2011. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

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

	March 31, 2011
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,150	$—	$2,704	$446
CDOs	2,674	—	—	2,674
CMBS	7,709	—	6,968	741
Corporate	40,913	—	38,817	2,096
Foreign government/government agencies	1,802	—	1,739	63
States, municipalities and political subdivisions (“Municipal”)	12,327	—	12,051	276
RMBS	5,014	—	3,890	1,124
U.S. Treasuries	4,679	367	4,312	—

Total fixed maturities, AFS	78,268	367	70,481	7,420
Fixed maturities, FVO	1,230	—	651	579
Equity securities, trading	32,339	2,283	30,056	—
Equity securities, AFS	993	318	595	80
Derivative assets
Credit derivatives	(7)	—	(14)	7
Equity derivatives	3	—	—	3
Foreign exchange derivatives	324	—	324	—
Interest rate derivatives	(7)	—	(57)	50
Other derivative contracts	31	—	—	31

Total derivative assets [1]	344	—	253	91
Short-term investments	7,330	468	6,862	—
Separate account assets [2]	156,193	119,944	35,042	1,207

Total assets accounted for at fair value on a recurring basis	$276,697	$123,380	$143,940	$9,377

Percentage of level to total	100%	45%	52%	3%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Equity linked notes	$(10)	$—	$—	$(10)
Derivative liabilities
Credit derivatives	(463)	—	(74)	(389)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	217	—	217	—
Interest rate derivatives	(337)	—	(296)	(41)

Total derivative liabilities [3]	(581)	—	(153)	(428)
Other liabilities	(51)	—	—	(51)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(647)	$—	$(153)	$(494)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of March 31, 2011, $195 of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of March 31, 2011, excludes approximately $8 billion of investment sales receivable that are not subject to fair value accounting.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)

	December 31, 2010
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,889	$—	$2,412	$477
CDOs	2,611	—	30	2,581
CMBS	7,917	—	7,228	689
Corporate	39,884	—	37,755	2,129
Foreign government/government agencies	1,683	—	1,627	56
Municipal	12,124	—	11,852	272
RMBS	5,683	—	4,398	1,285
U.S. Treasuries	5,029	434	4,595	—

Total fixed maturities, AFS	77,820	434	69,897	7,489
Fixed maturities, FVO	649	—	127	522
Equity securities, trading	32,820	2,279	30,541	—
Equity securities, AFS	973	298	521	154
Derivative assets
Credit derivatives	3	—	(18)	21
Equity derivatives	2	—	—	2
Foreign exchange derivatives	868	—	868	—
Interest rate derivatives	(106)	—	(70)	(36)
Other derivative contracts	32	—	—	32

Total derivative assets [1]	799	—	780	19
Short-term investments	8,528	541	7,987	—
Separate account assets [2]	153,727	116,717	35,763	1,247

Total assets accounted for at fair value on a recurring basis	$275,316	$120,269	$145,616	$9,431

Percentage of level to total	100%	44%	53%	3%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Equity linked notes	$(9)	$—	$—	$(9)
Derivative liabilities
Credit derivatives	(482)	—	(71)	(411)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(34)	—	(34)	—
Interest rate derivatives	(266)	—	(249)	(17)

Total derivative liabilities [3]	(780)	—	(354)	(426)
Other liabilities	(37)	—	—	(37)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(831)	$—	$(354)	$(477)

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2011 and December 31, 2010, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll forwards for the three months ending March 31, 2011 and 2010, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.
For the three months ended March 31, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2011	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489
Total realized/unrealized gains (losses)
Included in net income [1]	(5)	(15)	(2)	(22)	—	—	(9)	(53)
Included in OCI [2]	20	113	113	(8)	—	—	41	279
Purchases	—	—	—	17	2	—	—	19
Settlements	(11)	(35)	(10)	(31)	(1)	—	(34)	(122)
Sales	—	—	(122)	(73)	(2)	—	(16)	(213)
Transfers into Level 3 [3]	49	30	73	195	11	4	—	362
Transfers out of Level 3 [3]	(84)	—	—	(111)	(3)	—	(143)	(341)

Fair value as of March 31, 2011	$446	$2,674	$741	$2,096	$63	$276	$1,124	$7,420

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [1]	$(5)	$(15)	$(1)	$(17)	$—	$—	$(3)	$(41)

			Freestanding Derivatives [4]
	Fixed	Equity			Interest	Other	Total Free-
	Maturities,	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of January 1, 2011	$522	$154	$(390)	$4	$(53)	$32	$(407)	$1,247
Total realized/unrealized gains (losses)
Included in net income [1]	58	(10)	11	1	(3)	(1)	8	19
Included in OCI [2]	—	(1)	—	—	—	—	—	—
Purchases	—	13	1	—	64	—	65	128
Settlements	(1)	—	(4)	—	1	—	(3)	—
Sales	—	—	—	—	—	—	—	(147)
Transfers into Level 3 [3]	—	—	—	—	—	—	—	8
Transfers out of Level 3 [3]	—	(76)	—	—	—	—	—	(48)

Fair value as of March 31, 2011	$579	$80	$(382)	$5	$9	$31	$(337)	$1,207

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [1]	$58	$(10)	$11	$1	$(1)	$(1)	$10	$(3)

Liabilities	Equity Linked Notes	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(9)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	(1)	(14)	—
Included in OCI [2]	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Sales	—	—	—
Transfers into Level 3 [3]	—	—	—
Transfers out of Level 3 [3]	—	—	—

Fair value as of March 31, 2011	$(10)	$(51)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [1]	$(1)	$(14)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
For the three months ended March 31, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./ govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2010	$580	$2,835	$307	$8,027	$93	$262	$1,153	$13,257
Total realized/unrealized gains (losses)
Included in net income [1]	—	(63)	(72)	2	—	—	(13)	(146)
Included in OCI [2]	28	215	86	129	2	18	89	567
Purchases, issuances, and settlements	(10)	(19)	(6)	216	(6)	46	(32)	189
Transfers into Level 3 [3]	—	16	127	336	6	—	—	485
Transfers out of Level 3 [3]	(65)	(235)	—	(98)	(36)	(4)	(23)	(461)

Fair value as of March 31, 2010	$533	$2,749	$442	$8,612	$59	$322	$1,174	$13,891

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [1]	$—	$(63)	$(71)	$—	$—	$—	$(13)	$(147)

		Freestanding Derivatives [4]
	Equity			Interest	Other	Total Free-
	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of January 1, 2010	$58	$(228)	$(2)	$5	$36	$(189)	$962
Total realized/unrealized gains (losses)
Included in net income [1]	(1)	27	1	—	(1)	27	18
Included in OCI [2]	7	—	—	—	—	—	—
Purchases, issuances, and settlements	1	—	—	—	—	—	77
Transfers into Level 3 [3]	—	(290)	—	—	—	(290)	6
Transfers out of Level 3 [3]	—	—	—	(11)	—	(11)	(108)

Fair value as of March 31, 2010	$65	$(491)	$(1)	$(6)	$35	$(463)	$955

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [1]	$(1)	$27	$1	$—	$(1)	$27	$3

	Other Policyholder Funds and Benefits Payable
			Total Other
	Institutional	Equity Linked	Policyholder Funds
Liabilities	Notes	Notes	and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2010	$(2)	$(10)	$(12)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	(5)	1	(4)	—	—
Included in OCI [2]	—	—	—	—	—
Purchases, issuances, and settlements	—	—	—	—	—
Transfers into Level 3 [3]	—	—	—	(22)	—
Transfers out of Level 3 [3]	—	—	—	—	—

Fair Value as of March 31, 2010	$(7)	$(9)	$(16)	$(22)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [1]	$(5)	$1	$(4)	$—	$—

[1]
All amounts in these rows are reported in net realized capital gains/losses. The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization DAC.

[2]	All amounts are before income taxes and amortization of DAC.

[3]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[4]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Fair Value Option
The Company elected the fair value option for its investments containing an embedded credit derivative which were not bifurcated as a result of new accounting guidance effective July 1, 2010. The underlying credit risk of these securities is primarily corporate bonds and commercial real estate. The Company elected the fair value option given the complexity of bifurcating the economic components associated with the embedded credit derivative. Additionally, the Company elected the fair value option for purchases of foreign government securities to align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
The Company previously elected the fair value option for one of its consolidated VIEs in order to apply a consistent accounting model for the VIE’s assets and liabilities. The VIE is an investment vehicle that holds high quality investments, derivative instruments that reference third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there has been no adjustment to the market value of the notes for the Company’s own credit risk.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

Three Months Ended
March 31, 2011
Assets
Fixed maturities, FVO
Corporate	$12
CRE CDOs	46
Foreign government	(6)
Other liabilities
Credit-linked notes	(14)

Total realized capital gains	$38

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	March 31, 2011	December 31, 2010
Assets
Fixed maturities, FVO
ABS	$64	$65
CRE CDOs	316	270
Corporate	262	250
Foreign government	588	64

Total fixed maturities, FVO	$1,230	$649

Other liabilities
Credit-linked notes [1]	$51	$37

[1]	As of March 31, 2011 and December 31, 2010, the outstanding principal balance of the notes was $243.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Mortgage loans	$4,736	$4,725	$4,489	$4,524
Policy loans	2,181	2,287	2,181	2,294

Liabilities
Other policyholder funds and benefits payable [1]	$10,941	$10,914	$11,155	$11,383
Senior notes [2]	4,880	5,122	4,880	5,072
Junior subordinated debentures [2]	1,730	2,672	1,727	2,596
Consumer notes [3]	377	390	377	392

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
As of March 31, 2011 and December 31, 2010, included in other liabilities in the Condensed Consolidated Balance Sheets are carrying amounts of $232 and $233 for deposits, respectively, and $25 for Federal Home Loan Bank advances, related to Federal Trust Corporation. These carrying amounts approximate fair value.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2010.
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

	March 31, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$120	$—	$(5)	$125
Macro hedge program	74	—	7	67
Reinsurance recoverable for U.S. GMWB	224	—	—	224

Total assets accounted for at fair value on a recurring basis	$418	$—	$2	$416

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,301)	$—	$—	$(1,301)
International guaranteed withdrawal benefits	(23)	—	—	(23)
International other guaranteed living benefits	3	—	—	3
Variable annuity hedging derivatives	226	—	(137)	363
Macro hedge program	(41)	—	(99)	58

Total liabilities accounted for at fair value on a recurring basis	$(1,136)	$—	$(236)	$(900)

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$339	$—	$(122)	$461
Macro hedge program	386	2	176	208
Reinsurance recoverable for U.S. GMWB	280	—	—	280

Total assets accounted for at fair value on a recurring basis	$1,005	$2	$54	$949

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,611)	$—	$—	$(1,611)
International guaranteed withdrawal benefits	(36)	—	—	(36)
International other guaranteed living benefits	3	—	—	3
Variable annuity hedging derivatives	128	—	(11)	139
Macro hedge program	(2)	(2)	—	—

Total liabilities accounted for at fair value on a recurring basis	$(1,518)	$(2)	$(11)	$(1,505)

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, and exclusive of the impact of the credit standing adjustment on other market inputs, resulted in pre-tax realized gains/(losses) of $(1) and $1 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010 the credit standing adjustment was $25 and $26, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for a total pre-tax realized gain (loss) of $0 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010 the behavior risk margin was $542 and $565, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $25 and $27, for the three months ended March 31, 2011 and 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide fair value roll forwards for the three months ended March 31, 2011 and 2010, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
For the three months ended March 31, 2011

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset/(liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of January 1, 2011	$(133)	$600	$467
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(108)	(119)	(227)
Included in OCI [2]	—	—	—
Purchases [3]	—	23	23
Issuances [3]	—	—	—
Settlements[3]	99	(16)	83
Sales [3]	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value as of March 31, 2011	$(142)	$488	$346

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [1], [2], [4]		$(113)

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset/(liability)	for GMWB	Benefits–Level 3	Benefits–Level 3	Derivatives
Fair value as of January 1, 2011	$280	$(1,611)	$(36)	$(900)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(65)	348	15	71
Included in OCI [2]	—	—	—	—
Purchases [3]	—	—	—	23
Issuances [3]	—	—	—	—
Settlements[3]	9	(38)	(2)	52
Sales [3]	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of March 31, 2011	$224	$(1,301)	$(23)	$(754)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [1], [2], [4]	$(65)	$348	$15

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset/(liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits–Level 3
Fair value as of January 1, 2011	$176	$208	$384	$3
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(274)	(83)	(357)	1
Included in OCI [2]	—	—	—	—
Purchases [3]	—	—	—	—
Issuances [3]	—	—	—	—
Settlements[3]	6	—	6	(1)
Sales [3]	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of March 31, 2011	$(92)	$125	$33	$3

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [1], [2], [4]		$(82)		$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
For the three months ended March 31, 2010

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset/(liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of January 1, 2010	$(184)	$236	$52
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(744)	581	(163)
Included in OCI [2]	—	—	—
Purchases, issuances, and settlements [3]	762	(506)	256
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value as of March 31, 2010	$(166)	$311	$145

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [1], [2],[4]		$(115)

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset/(liability)	for GMWB	Benefits–Level 3	Benefits–Level 3	Derivatives
Fair value as of January 1, 2010	$347	$(1,957)	$(45)	$(1,603)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(61)	338	15	129
Included in OCI [2]	—	—	1	1
Purchases, issuances, and settlements [3]	9	(36)	(2)	227
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of March 31, 2010	$295	$(1,655)	$(31)	$(1,246)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [1], [2], [4]	$(61)	$338	$15

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset/(liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits–Level 3
Fair Value as of January 1, 2010	$28	$290	$318	$2
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(25)	(139)	(164)	3
Included in OCI [2]	—	—	—	—
Purchases, issuances, and settlements [3]	51	—	51	(1)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of March 31, 2010	$54	$151	$205	$4

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2010 [1], [2],[4]		$(139)		$3

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

[3]
The ‘Purchases, issuances, and settlements’ primarily relates to the receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. As of January 1, 2011, for GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three ended March 31, 2011 and 2010, respectively.

	Three Months Ended
	March 31,
	2011	2010
OTTI losses recognized in OCI	$(64)	$(188)
Changes in fair value and/or sales	64	254
Tax and deferred acquisition costs	5	(34)

Change in non-credit impairments recognized in OCI	$5	$32

The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value (“LTV”) ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loan Valuation Allowances
The Company’s security monitoring process reviews mortgage loans on a quarterly basis to identify potential credit losses. Commercial mortgage loans are considered to be impaired when management estimates that, based upon current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement. Criteria used to determine if an impairment exists include, but are not limited to: current and projected macroeconomic factors, such as unemployment rates, and property-specific factors such as rental rates, occupancy levels, LTV ratios and debt service coverage ratios (“DSCR”). In addition, the Company considers historic, current and projected delinquency rates and property values. For residential mortgage loans, impairments are evaluated based on pools of loans with similar characteristics including, but not limited to, similar property types and loan performance status. These assumptions require the use of significant management judgment and include the probability and timing of borrower default and loss severity estimates. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the borrower and/or underlying collateral such as changes in the projections of the underlying property value estimates.
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s original effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. Additionally, a loss contingency valuation allowance is established for estimated probable credit losses on certain homogenous groups of residential loans. For commercial loans, a valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectable and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement, or if a loan is more than 60 days past due. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2011	2010
Gross gains on sales	$61	$132
Gross losses on sales	(133)	(111)
Net OTTI losses recognized in earnings	(55)	(152)
Valuation allowances on mortgage loans	(3)	(112)
Japanese fixed annuity contract hedges, net [1]	(17)	(16)
Periodic net coupon settlements on credit derivatives/Japan	(7)	(7)
Results of variable annuity hedge program
GMWB derivatives, net	71	129
Macro hedge program	(357)	(164)

Total results of variable annuity hedge program	(286)	(35)
Other, net	37	27

Net realized capital losses, before-tax	$(403)	$(274)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate, as well as Japan FVO securities.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized losses in AOCI were $(127) and $(131), respectively, for the three months ended March 31, 2011 and 2010. Proceeds from sales of AFS securities totaled $7.5 billion and $6.2 billion, respectively, for the three months ended March 31, 2011 and 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended
	March 31,
(Before-tax)	2011	2010
Balance as of beginning of period	$(2,072)	$(2,200)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(28)	(112)
Securities previously impaired	(17)	(39)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	109	3
Securities due to an increase in expected cash flows	5	7

Balance as of end of period	$(2,003)	$(2,341)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2011					December 31, 2010
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,450	$46	$(346)	$3,150	$(6)	$3,247	$38	$(396)	$2,889	$(2)
CDOs	3,037	1	(364)	2,674	(65)	3,088	1	(478)	2,611	(82)
CMBS	7,831	234	(356)	7,709	(32)	8,297	235	(615)	7,917	(9)
Corporate [2]	39,628	2,023	(697)	40,913	(4)	38,496	2,174	(747)	39,884	7
Foreign govt./govt. agencies	1,736	76	(10)	1,802	—	1,627	73	(17)	1,683	—
Municipal	12,687	146	(506)	12,327	—	12,469	150	(495)	12,124	—
RMBS	5,328	99	(413)	5,014	(103)	6,036	109	(462)	5,683	(124)
U.S. Treasuries	4,815	14	(150)	4,679	—	5,159	24	(154)	5,029	—

Total fixed maturities, AFS	78,512	2,639	(2,842)	78,268	(210)	78,419	2,804	(3,364)	77,820	(210)
Equity securities, AFS	951	150	(108)	993	—	1,013	92	(132)	973	—

Total AFS securities	$79,463	$2,789	$(2,950)	$79,261	$(210)	$79,432	$2,896	$(3,496)	$78,793	$(210)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2011 and December 31, 2010.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2011
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,042	$2,072
Over one year through five years	17,557	18,213
Over five years through ten years	14,738	15,289
Over ten years	24,529	24,147

Subtotal	58,866	59,721
Mortgage-backed and asset-backed securities	19,646	18,547

Total fixed maturities, AFS	$78,512	$78,268

Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Securities Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$272	$262	$(10)	$1,392	$1,056	$(336)	$1,664	$1,318	$(346)
CDOs	319	295	(24)	2,651	2,311	(340)	2,970	2,606	(364)
CMBS	1,029	994	(35)	2,965	2,644	(321)	3,994	3,638	(356)
Corporate [1]	7,207	6,938	(264)	3,810	3,341	(433)	11,017	10,279	(697)
Foreign govt./govt. agencies	351	347	(4)	61	55	(6)	412	402	(10)
Municipal	7,418	7,096	(322)	1,028	844	(184)	8,446	7,940	(506)
RMBS	1,264	1,229	(35)	1,474	1,096	(378)	2,738	2,325	(413)
U.S. Treasuries	2,544	2,437	(107)	159	116	(43)	2,703	2,553	(150)

Total fixed maturities	20,404	19,598	(801)	13,540	11,463	(2,041)	33,944	31,061	(2,842)
Equity securities	65	55	(10)	593	495	(98)	658	550	(108)

Total securities in an unrealized loss	$20,469	$19,653	$(811)	$14,133	$11,958	$(2,139)	$34,602	$31,611	$(2,950)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$302	$290	$(12)	$1,410	$1,026	$(384)	$1,712	$1,316	$(396)
CDOs	321	293	(28)	2,724	2,274	(450)	3,045	2,567	(478)
CMBS	556	530	(26)	3,962	3,373	(589)	4,518	3,903	(615)
Corporate [1]	5,533	5,329	(199)	4,017	3,435	(548)	9,550	8,764	(747)
Foreign govt./govt. agencies	356	349	(7)	78	68	(10)	434	417	(17)
Municipal	7,485	7,173	(312)	1,046	863	(183)	8,531	8,036	(495)
RMBS	1,744	1,702	(42)	1,567	1,147	(420)	3,311	2,849	(462)
U.S. Treasuries	2,436	2,321	(115)	158	119	(39)	2,594	2,440	(154)

Total fixed maturities	18,733	17,987	(741)	14,962	12,305	(2,623)	33,695	30,292	(3,364)
Equity securities	53	52	(1)	637	506	(131)	690	558	(132)

Total securities in an unrealized loss	$18,786	$18,039	$(742)	$15,599	$12,811	$(2,754)	$34,385	$30,850	$(3,496)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

As of March 31, 2011, AFS securities in an unrealized loss position, comprised of 3,052 securities, largely related to corporate securities primarily within the financial services sector, municipal securities and RMBS which have experienced price deterioration. As of March 31, 2011, 59% of gross unrealized losses were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2011 was primarily attributable to credit spread tightening, partially offset by rising interest rates.
Most of the securities depressed for twelve months or more relate to structured securities primarily within commercial and residential real estate, including structured securities that have a floating-rate coupon referenced to a market index such as LIBOR. Also included are financial services securities that have a floating-rate coupon or long-dated maturities. Current market spreads continue to be significantly wider for these securities as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. Deteriorations in valuation are also the result of substantial declines in certain market indexes. The Company reviewed these securities as part of its impairment analysis and where a credit impairment has not been recorded, the Company’s best estimate is that expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans

	March 31, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$4,734	$(150)	$4,584	$4,492	$(152)	$4,340
Residential	155	(3)	152	152	(3)	149

Total mortgage loans	$4,889	$(153)	$4,736	$4,644	$(155)	$4,489

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of March 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $975. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $144 and $8, respectively, as of March 31, 2011, and $87 and $7, respectively, as of December 31, 2010. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2011	2010
Balance as of January 1	$(155)	$(366)
Additions	(3)	(112)
Deductions	5	93

Balance as of March 31	$(153)	$(385)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 76% as of March 31, 2011, while the weighted-average LTV ratio at origination of these loans was 65%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.81x as of March 31, 2011. The Company held only five delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $37 and $64, respectively, as of March 31, 2011, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.
Commercial Mortgage Loans Credit Quality

	March 31, 2011		December 31, 2010
	Carrying	Avg. Debt-Service	Carrying	Avg. Debt-Service
Loan-to-value	Value	Coverage Ratio	Value	Coverage Ratio
Greater than 80%	$1,351	1.50x	$1,358	1.49x
65% - 80%	1,957	1.66x	1,829	1.93x
Less than 65%	1,276	2.31x	1,153	2.26x

Total commercial mortgage loans	$4,584	1.81x	$4,340	1.87x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.
Mortgage Loans by Region

	March 31, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$76	1.6%	$77	1.7%
Middle Atlantic	473	10.0%	428	9.5%
Mountain	104	2.2%	109	2.4%
New England	296	6.2%	259	5.8%
Pacific	1,226	25.9%	1,147	25.6%
South Atlantic	1,163	24.6%	1,177	26.3%
West North Central	35	0.7%	36	0.8%
West South Central	230	4.9%	231	5.1%
Other [1]	1,133	23.9%	1,025	22.8%

Total mortgage loans	$4,736	100.0%	$4,489	100.0%

[1] Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans by Property Type

	March 31, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$304	6.4%	$315	7.0%
Industrial	1,377	29.1%	1,141	25.4%
Lodging	97	2.0%	132	2.9%
Multifamily	757	16.0%	713	15.9%
Office	1,013	21.4%	986	22.1%
Retail	667	14.1%	669	14.9%
Other	369	7.8%	384	8.5%
Residential	152	3.2%	149	3.3%

Total mortgage loans	$4,736	100.0%	$4,489	100.0%

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

	March 31, 2011			December 31, 2010
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$663	$429	$196	$729	$393	$289
Limited partnerships	9	—	9	14	1	13

Total	$672	$429	$205	$743	$394	$302

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company for five years for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $31 and $29, respectively as of March 31, 2011 and $32 and $32, respectively as of December 31, 2010. Additionally, the Company has a maximum exposure to loss of $4 as of March 31, 2011 and December 31, 2010, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2010 Form 10-K Annual Report.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2011 and December 31, 2010, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion.
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
Japanese variable annuity hedging instruments
The Company enters into foreign currency forward and option contracts to hedge the foreign currency risk associated with certain Japanese variable annuity liabilities reinsured from a wholly-owned Japanese subsidiary. Foreign currency risk may arise for some segments of the business where assets backing the liabilities are denominated in U.S. dollars while the liabilities are denominated in yen. Foreign currency risk may also arise when certain variable annuity policyholder accounts are invested in various currencies while the related guaranteed minimum death benefit (“GMDB”) and GMIB guarantees are effectively yen-denominated.
The following table represents notional and fair value for Japanese variable annuity hedging instruments.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Long foreign currency forwards	$2,116	$1,720	$3	$73
Short foreign currency forwards	597	—	—	—

Total	$2,713	$1,720	$3	$73

The Company’s net notional amount as of March 31, 2011 is $1.5 billion, which consists of $2.1 billion notional of long positions offset by $597 notional of short positions.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Customized swaps	$10,058	$10,113	$144	$209
Equity swaps, options, and futures	5,210	4,943	344	391
Interest rate swaps and futures	3,058	2,800	(142)	(133)

Total	$18,326	$17,856	$346	$467

Macro hedge program
The Company utilizes equity options, swaps, equity futures contracts, currency forwards, and currency options to partially hedge against a decline in the equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations. The Company also enters into foreign currency denominated interest rate swaps to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations issued in Japan.
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Equity options, swaps and futures	$10,153	$14,500	$126	$205
Currency forward contracts	5,559	3,232	(77)	93
Foreign interest rate swaps	2,136	2,182	(22)	21
Cross-currency equity options	—	1,000	—	3
Long currency options	581	3,075	9	67
Short currency options	175	2,221	(3)	(5)

Total	$18,604	$26,210	$33	$384

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2011	2010	2011	2010	2011	2010	2011	2010
Cash flow hedges
Interest rate swaps	$10,225	$10,290	$53	$115	$149	$188	$(96)	$(73)
Foreign currency swaps	302	335	7	6	25	29	(18)	(23)

Total cash flow hedges	10,527	10,625	60	121	174	217	(114)	(96)

Fair value hedges
Interest rate swaps	1,265	1,120	(37)	(46)	6	5	(43)	(51)
Foreign currency swaps	677	677	(6)	(12)	72	71	(78)	(83)

Total fair value hedges	1,942	1,797	(43)	(58)	78	76	(121)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	9,104	7,938	(361)	(441)	155	126	(516)	(567)
Foreign exchange contracts
Foreign currency swaps and forwards	368	368	(23)	(18)	—	1	(23)	(19)
Japan 3Win foreign currency swaps	2,285	2,285	120	177	120	177	—	—
Japanese fixed annuity hedging instruments	2,134	2,119	441	608	443	608	(2)	—
Japanese variable annuity hedging instruments	2,713	1,720	3	73	35	74	(32)	(1)
Credit contracts
Credit derivatives that purchase credit protection	2,452	2,559	(15)	(9)	24	29	(39)	(38)
Credit derivatives that assume credit risk [1]	2,580	2,569	(424)	(434)	5	8	(429)	(442)
Credit derivatives in offsetting positions	8,517	8,367	(72)	(75)	94	98	(166)	(173)
Equity contracts
Equity index swaps and options	189	189	(10)	(10)	5	5	(15)	(15)
Variable annuity hedge program
GMWB product derivatives [2]	41,262	42,739	(1,324)	(1,647)	—	—	(1,324)	(1,647)
GMWB reinsurance contracts	8,364	8,767	224	280	224	280	—	—
GMWB hedging instruments	18,326	17,856	346	467	514	647	(168)	(180)
Macro hedge program	18,604	26,210	33	384	181	394	(148)	(10)
Other
GMAB product derivatives [2]	234	246	3	3	3	3	—	—
Contingent capital facility put option	500	500	31	32	31	32	—	—

Total non-qualifying strategies	117,632	124,432	(1,028)	(610)	1,834	2,482	(2,862)	(3,092)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$130,101	$136,854	$(1,011)	$(547)	$2,086	$2,775	$(3,097)	$(3,322)

Balance Sheet Location
Fixed maturities, available-for-sale	$728	$728	$(41)	$(39)	$—	$—	$(41)	$(39)
Other investments	22,168	55,948	538	1,524	827	2,105	(289)	(581)
Other liabilities	57,251	28,333	(396)	(654)	1,032	387	(1,428)	(1,041)
Consumer notes	39	39	(5)	(5)	—	—	(5)	(5)
Reinsurance recoverables	8,364	8,767	224	280	224	280	—	—
Other policyholder funds and benefits payable	41,551	43,039	(1,331)	(1,653)	3	3	(1,334)	(1,656)

Total derivatives	$130,101	$136,854	$(1,011)	$(547)	$2,086	$2,775	$(3,097)	$(3,322)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2010, was primarily due to the following:
•
The notional amount related to the macro hedge program declined $7.6 billion primarily due to the expiration of certain currency and equity index options. The notional amount was not replaced given the Company had appropriate levels of market risk coverage for both equity and foreign exchange rate risk.

•	The GMWB product derivative notional declined $1.5 billion primarily as a result of policyholder lapses and withdrawals.
•
The notional amount related to non-qualifying interest rate contracts increased by $1.2 billion primarily as a result of the Company adding LIBOR swaptions to manage duration between assets and liabilities.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:
•	The decrease in fair value related to the macro hedge program was primarily due to weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.
•
The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower implied market volatility and a general increase in long-term interest rates.

•
The decrease in fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen, partially offset by an increase in long-term U.S. interest rates.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

			Net Realized Capital Gains
	Gain (Loss) Recognized in		(Losses) Recognized in
	OCI on Derivative		Income on Derivative
	(Effective Portion)		(Ineffective Portion)
	2011	2010	2011	2010
Interest rate swaps	$(66)	$100	$(2)	$(1)
Foreign currency swaps	—	9	—	—

Total	$(66)	$109	$(2)	$(1)

Derivatives in Cash Flow Hedging Relationships For The Three Months Ended March 31,

	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2011	2010
Interest rate swaps	Net realized capital gain/(loss)	$2	$—
Interest rate swaps	Net investment income	32	12
Foreign currency swaps	Net realized capital gain/(loss)	5	(5)
Foreign currency swaps	Net investment income	—	—

Total		$39	$7

As of March 31, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $116. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years.
During the three months ended March 31, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three months ended March 31, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Derivative		Hedge Item
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest rate swaps
Net realized capital gain/(loss)	$10	$(12)	$(9)	$10
Benefits, losses and loss adjustment expenses	—	5	—	(5)
Foreign currency swaps
Net realized capital gain/(loss)	14	(29)	(14)	29
Benefits, losses and loss adjustment expenses	(8)	(1)	8	1

Total	$16	$(37)	$(15)	$35

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
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended
	March 31,
	2011	2010
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and forwards	$5	$—
Foreign exchange contracts
Foreign currency swaps and forwards	(5)	6
Japan 3Win related foreign currency swaps [1]	(58)	(56)
Japanese fixed annuity hedging instruments [2]	(62)	(19)
Japanese variable annuity hedging instruments	(62)	13
Credit contracts
Credit derivatives that purchase credit protection	(17)	—
Credit derivatives that assume credit risk	19	37
Equity contracts
Equity index swaps, options, and futures	—	1
Variable annuity hedge program
GMWB product derivatives	363	353
GMWB reinsurance contracts	(65)	(61)
GMWB hedging instruments	(227)	(163)
Macro hedge program	(357)	(164)
Other
GMAB product derivatives	1	3
Contingent capital facility put option	(2)	(1)

Total	$(467)	$(51)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $42 and $7 for the three months ended March 31, 2011 and 2010, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $53 and $7 for the three months ended March 31, 2011 and 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three months ended March 31, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net loss associated with the macro hedge program is primarily due to weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.
•
The net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen, partially offset by an increase in long-term U.S. interest rates.

•	The net loss associated with the Japan variable annuity hedging instruments is primarily due to the weakening of the Japanese yen in comparison to the euro and the U.S. dollar.
•
The gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower implied market volatility and a general increase in long-term interest rates.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2011 and December 31, 2010.
As of March 31, 2011

				Underlying Referenced Credit
			Weighted	Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps

Investment grade risk exposure	$1,562	$2	3 years	Corporate Credit/ Foreign Gov.	A+	$1,447	$(56)
Below investment grade risk exposure	201	(3)	3 years	Corporate Credit	BB-	165	(13)
Basket credit default swaps [4]
Investment grade risk exposure	3,423	6	4 years	Corporate Credit	BBB+	2,097	(21)
Investment grade risk exposure	525	(43)	6 years	CMBS Credit	BBB+	525	43
Below investment grade risk exposure	578	(370)	4 years	Corporate Credit	BBB+	25	—
Embedded credit derivatives
Investment grade risk exposure	25	24	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	525	463	6 years	Corporate Credit	BB+	—	—

Total	$6,839	$79				$4,259	$(47)

As of December 31, 2010

				Underlying Referenced Credit
			Weighted	Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps

Investment grade risk exposure	$1,562	$(14)	3 years	Corporate Credit/ Foreign Gov.	A+	$1,447	$(41)
Below investment grade risk exposure	204	(6)	3 years	Corporate Credit	BB-	168	(13)
Basket credit default swaps [4]
Investment grade risk exposure	3,145	(1)	4 years	Corporate Credit	BBB+	2,019	(14)
Investment grade risk exposure	525	(50)	6 years	CMBS Credit	BBB+	525	50
Below investment grade risk exposure	767	(381)	4 years	Corporate Credit	BBB+	25	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	525	463	6 years	Corporate Credit	BB+	—	—

Total	$6,753	$36				$4,184	$(18)

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

[4]
Includes $4.0 billion and $3.9 billion as of March 31, 2011 and December 31, 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $553 and $542 as of March 31, 2011 and December 31, 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in DAC balance are as follows:

	2011	2010
Balance, January 1	$9,857	$10,686
Deferred Costs	653	680
Amortization — DAC	(710)	(726)
Amortization — DAC from discontinued operations	—	(4)
Amortization — Unlock benefit, pre-tax	46	79
Adjustments to unrealized gains and losses on securities available-for-sale and other	30	(441)
Effect of currency translation	(33)	(4)

Balance, March 31	$9,843	$10,270

The most significant contributor to the Unlock benefit recorded during the first quarter of 2011 and 2010 was actual separate account returns being above our aggregated estimated return.
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	57	31	13
Paid	(51)	(40)	—
Unlock	(55)	(17)	—
Currency translation adjustment	—	(14)	—

Liability balance as of March 31, 2011	$1,004	$656	$126

Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	34	1	2
Paid	(35)	—	—
Unlock	(29)	4	—
Currency translation adjustment	—	(1)	—

Reinsurance recoverable asset, as of March 31, 2011	$656	$40	$32

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2010	$1,233	$599	$76
Incurred	63	(2)	9
Paid	(78)	(30)	—
Unlock	(58)	(1)	—
Currency translation adjustment	—	(2)	—

Liability balance as of March 31, 2010	$1,160	$564	$85

Reinsurance recoverable asset, as of January 1, 2010	$787	$51	$22
Incurred	38	(13)	2
Paid	(47)	(1)	—
Unlock	(30)	—	—
Currency translation adjustment	—	—	—

Reinsurance recoverable asset, as of March 31, 2010	$748	$37	$24

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2011:
Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

			Retained Net
		Net Amount	Amount	Weighted Average
	Account	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value (“AV”)	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$25,373	$4,726	$1,030	68
With 5% rollup [2]	1,733	412	130	68
With Earnings Protection Benefit Rider (“EPB”) [3]	6,507	778	94	64
With 5% rollup & EPB	718	144	30	67

Total MAV	34,331	6,060	1,284
Asset Protection Benefit (“APB”) [4]	27,657	1,858	1,195	65
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,313	54	54	63
Reset [6] (5-7 years)	3,727	184	182	68
Return of Premium (“ROP”) [7]/Other	23,940	460	437	65

Subtotal U.S. GMDB [8]	90,968	8,616	3,152	66
Less: General Account Value with U.S. GMDB	6,942

Subtotal Separate Account Liabilities with GMDB	84,026
Separate Account Liabilities without U.S. GMDB	80,017

Total Separate Account Liabilities	$164,043

Japan GMDB [9], [11]	$30,778	$7,962	$6,750	69
Japan GMIB [9], [11]	$28,495	$4,991	$4,991	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $32.8 billion and $33.9 billion as of March 31, 2011 and December 31, 2010, respectively. The GRB related to the Japan GMAB and GMWB was $679 and $707 as of March 31, 2011 and December 31, 2010, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2011, 55% of RNAR is reinsured to a Hartford affiliate.

[10]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline. Additionally Japan’s NAR and RNAR are highly sensitive to currency movements and increase when the Yen strengthens.

[11]
Policies with a guaranteed living benefit (GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown in the table above, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of March 31, 2011	As of December 31, 2010
Equity securities (including mutual funds)	$75,814	$75,601
Cash and cash equivalents	8,212	8,365

Total	$84,026	$83,966

As of March 31, 2011 and December 31, 2010, approximately 15%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85%, respectively, were invested in equity securities.
See Note 4a for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
Changes in deferred sales inducement activity were as follows for the three months ended March 31:

	2011	2010
Balance, January 1	$459	$438
Sales inducements deferred	4	8
Amortization	(9)	(8)
Amortization — Unlock	3	4

Balance, March 31	$457	$442

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The settlement is contingent upon the execution of a final settlement agreement and preliminary and final court approval.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and, has moved to dismiss the Delaware action, and intends to move to dismiss the New Jersey action.
Asbestos and Environmental Claims — As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2010 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2011, is $584. Of this $584 the legal entities have posted collateral of $499 in the normal course of business. Based on derivative market values as of March 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $40 to be posted as collateral. Based on derivative market values as of March 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $71 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended March 31, 2011 and 2010 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$28	$27	$1	$1
Interest cost	64	62	5	6
Expected return on plan assets	(74)	(71)	(3)	(3)
Amortization of prior service credit	(2)	(2)	—	—
Amortization of actuarial loss	37	26	—	—

Net periodic benefit cost	$53	$42	$3	$4

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Stock Compensation Plans
The Company’s stock-based compensation plans include The Hartford 2010 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan. For a description of these plans, see Note 18 of the Notes to Consolidated Financial Statements included in The Hartford’s 2010 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation.

	Three Months Ended
	March 31,
	2011	2010
Stock-based compensation plans expense	$22	$22
Income tax benefit	(8)	(8)

Total stock-based compensation plans expense, after-tax	$14	$14

The Company did not capitalize any cost of stock-based compensation. As of March 31, 2011, the total compensation cost related to non-vested awards not yet recognized was $141, which is expected to be recognized over a weighted average period of 1.7 years.
12. Discontinued Operations
In the first quarter of 2011, the Company completed the sale of its wholly-owned subsidiary Specialty Risk Services (“SRS”). SRS is a third-party claims administration business that provides self-insured, insured, and alternative market clients with customized claims services. The Company will continue to provide certain transition services to SRS for up to 24 months. For the three months ended March 31, 2011, the Company recorded a net realized capital gain of $150, after-tax. SRS was previously included in the Property & Casualty Commercial reporting segment. In addition, during the fourth quarter of 2010, the Company completed the sales of its indirect wholly-owned subsidiaries Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”). HICC was previously included in the Mutual Funds reporting segment and HAIL was included in the Global Annuity reporting segment.
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2011	2010
Revenues
Fee income	$—	$9
Net investment income	—	1
Net realized capital losses	(4)	(2)
Other revenues	47	54

Total revenues	43	62

Benefits, losses and expenses
Amortization of deferred policy acquisition costs and present value of future profits	—	4
Insurance operating costs and other expenses	27	58
Total benefits, losses and expenses	27	62
Income before income taxes	16	—
Income tax expense	6	—

Income from operations of discontinued operations, net of tax	10	—
Net realized capital gain on disposal, net of tax	150	—

Income from discontinued operations, net of tax	$160	$—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2011, compared with December 31, 2010, and its results of operations for the three months ended March 31, 2011, compared to the equivalent 2010 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2010 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Also, prior period income statement amounts have been restated to reflect discontinued operations, see Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on discontinued operations. The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

CONSOLIDATED RESULTS OF OPERATIONS
Operating Summary

	Three Months Ended
	March 31,
	2011	2010	Change
Earned premiums	$3,519	$3,527	—
Fee income	1,209	1,180	2%
Net investment income:
Securities available-for-sale and other	1,116	1,059	5%
Equity securities, trading [1]	803	701	15%

Total net investment income	1,919	1,760	9%
Net realized capital losses	(403)	(274)	(47%)
Other revenues	64	64	—

Total revenues	6,308	6,257	1%
Benefits, losses and loss adjustment expenses	3,178	3,133	1%
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	803	701	15%
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	664	647	3%
Insurance operating costs and other expenses	1,125	1,121	—
Interest expense	128	120	7%

Total benefits, losses and expenses	5,898	5,722	3%
Income from continuing operations before income taxes	410	535	(23%)
Income tax expense	59	216	(73%)

Income from continuing operations, net of tax	351	319	10%
Income from discontinued operations, net of tax	160	—	—

Net income	$511	$319	60%

Supplemental Operating Data
Income (loss) from continuing operations, net of tax, available to common shareholders per diluted common share	$0.69	$(0.42)
Net income (loss) available to common shareholders per diluted common share	1.01	(0.42)
Total revenues, excluding net investment income on equity securities, trading	5,505	5,556

	March 31,	December 31,
Summary of Financial Condition	2011	2010
Total assets	$322,538	$318,346
Total investments, excluding equity securities, trading	97,350	98,175
Total stockholders’ equity	20,999	20,311

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended
	March 31,
			Increase
			(Decrease) From
Segment Results	2011	2010	2011 to 2010
Property & Casualty Commercial	$327	$206	$121
Group Benefits	11	51	(40)

Commercial Markets	338	257	81

Consumer Markets	110	56	54

Global Annuity	50	80	(30)
Life Insurance	35	24	11
Retirement Plans	15	(6)	21
Mutual Funds	28	26	2

Wealth Management	128	124	4

Corporate and Other	(65)	(118)	53

Net income	$511	$319	$192

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
The increase in net income from 2010 to 2011 was primarily due to the following items:
•
Total net investment income, excluding equity securities, trading, increased due to improved performance of limited partnerships and other alternative investments primarily within private equity and real estate funds. This increase was partially offset by lower income on fixed maturities resulting from sales of riskier exposures being reinvested at a lower rate. For further discussion, see Net Investment Income (Loss) within Investment Results of Key Performance Measures and Ratios of this MD&A.

•
Income from discontinued operations, net of tax, increased due to a realized gain on the sale of Specialty Risk Services of $150, after-tax, in 2011. This gain was recorded in the Property & Casualty Commercial segment’s net income.

•
Income tax expense in 2010 includes a valuation allowance expense of $86 compared to a benefit of $2 in 2011. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

•
2010 includes an accrual for a litigation settlement of $73, before-tax, for further information see Structured Settlement Class Action in Note 12 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report

Partially offsetting these increases in net income were the following items:

•
Net realized capital losses increased primarily due the results of the variable annuity hedge program, partially offset by a decrease in impairment losses. For further discussion, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios of this MD&A.

•
Unlock benefit, after-tax, decreased $23, from $85 in 2010 to $62 in 2011, due to the variance of actual returns compared to expected returns being a greater benefit in the prior year period. For additional information regarding the Unlock, see Critical Accounting Estimates within the MD&A.

•
Property and casualty insurance prior accident years development decreased $38, before-tax, due to lower reserve releases in 2011 of $51, before-tax, compared to 2010 of $89, before-tax. For additional information regarding prior accident years development, see Critical Accounting Estimates within the MD&A.

See the segment sections of the MD&A for a discussion on their respective performances.

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on pages 3-4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2010 Form 10-K Annual Report.
Throughout 2011, The Hartford will continue to focus on growing its three customer-oriented divisions, Commercial Markets, Consumer Markets, and Wealth Management, through enhanced product development, leveraging synergies of the divisions’ product offerings to meet customer needs, and increased efficiencies throughout the organization. The speed and extent of economic and employment expansion may impact the insurance protection businesses where insureds may change their level of insurance, and asset accumulation businesses may see customers changing their level of savings based on anticipated economic conditions. The performance of The Hartford’s divisions is subject to uncertainty due to market conditions, which impact the earnings of its asset management businesses and the valuation and earnings on its investment portfolio.
Commercial Markets
Commercial Markets will continue to focus on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In the Property & Casualty Commercial insurance marketplace, improving market conditions have enabled the Company to achieve price increases in standard commercial lines during the first quarter of 2011, while a slowly-recovering economy has resulted in an increase in insurance exposures. Favorable trends are expected to continue. Within Property & Casualty Commercial, the Company expects low to mid single-digit written premium growth for full year 2011, due to an increase in pricing, higher new business premium and an increase in premium retention. Additionally, Property & Casualty Commercial is growing its standard commercial lines policy counts, particularly for our small commercial business, led by an increase in workers’ compensation in force. Management expects this trend to continue for the remainder of the year. This growth potential reflects the combination of our current market position, a broadening of underwriting expertise focused on selected industries, a leveraging of the payroll model, and numerous initiatives launched in the past several years. Initiatives include programs aimed at improving policy count retention, the rollout of new product offerings and the introduction of ease of doing business technology for our small commercial business. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to be slightly higher for full year 2011 than the 93.4 achieved in 2010 as pricing increases are expected to largely offset loss cost changes. In Group Benefits, the economic downturn, combined with the potential for employees to lessen spending on the Company’s products and the overall competitive environment, reduced premium levels in 2010. Premiums declined during the first quarter of 2011, and are expected to remain relatively flat for full year 2011, or until there is economic expansion with lower unemployment rates, compared to 2010 levels. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services. The Company experienced elevated disability loss ratios in 2010 and anticipates loss ratios to remain essentially flat for full year 2011.
Consumer Markets
In 2011, the Company expects written premium to decline, including a decrease in both AARP direct and Agency business. Management expects written premium from business sold directly to AARP members to decline in 2011 reflecting the impact of written pricing increases and increased competition. The Company also expects Agency earned premium to decline in 2011 as a result of continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more preferred market business, including for insureds aged 40+. Also, in 2011, Consumer Markets expects to increase its business written through independent agents to AARP members and enter into new affinity relationships. In addition, management will continue to generate new business from direct marketing to AARP members, expanding the sale of the Open Road Advantage auto product through independent agents and introducing an enhanced homeowners product called Hartford Home Advantage. The Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product and has begun to distribute its Hartford Home Advantage product on a discounted basis through those same authorized agents. As of April 2011, the Open Road Advantage auto product was available in 40 states and management expects it to be available in 44 states by the end of 2011. Also, the Company began rolling out its Hartford Home Advantage product during the first quarter of 2011 and will continue introducing additional states in the coming quarters. Management expects that the combined ratio before catastrophes and prior accident year development will improve in 2011, driven mostly by earned pricing increases and lower average claim severity for auto liability. For both auto and home, claim frequency is expected to improve slightly in 2011 as we benefit from a continued shift to a more preferred mix of business. Claim severity increases for home are expected to be modest throughout 2011.

Wealth Management
Wealth Management continues to drive sales momentum through the execution of several key strategies. Global Annuity is continuing to build out a portfolio of solutions to provide contract holders guaranteed income. Several of these solutions take a unique approach to providing income and managing risk and consequently may take longer than traditional products to be available to the marketplace. We continue to explore annuity distribution avenues that would complement the existing channels we have in place today. Our Mutual Fund business has been building additional products to improve our participation in segments where we see growth opportunities. The success of two new global funds last year will be followed by the launch of an emerging market equity fund, an emerging market debt fund and a global fixed income fund. We are also seeing strong growth emerge beyond our core retail distribution - specifically with Registered Investment Advisors and institutionally oriented investors. The Retirement Plans business continues to experience strong sales. In addition to our core 401(k) market, we have seen strong growth in larger ($10+) corporate plans, as well as with tax exempt entities. The property & casualty channel will become an increasingly important area of focus for us given our conviction that this channel is underpenetrated and well suited for this business. Life Insurance continues to differentiate itself from the industry through the creative offering of income solutions. The recently launched LongevityAccess rider, which allows policyholders to begin taking income from a policy at age 90, in tandem with the increasingly popular LifeAccess rider, which allows policyholders to take distributions from their policies in cases of chronic illness, gives The Hartford an unmatched ability to help people protect against premature death, outliving one’s assets, or deteriorating health. In addition to building out distribution through property & casualty agents, we have had tremendous success expanding our distribution into career life insurance professionals through our Monarch program. Sales through this program have become the driver of top line growth for the business.
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
Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Hartford’s critical accounting estimates are discussed in Part II, Item 7 MD&A in The Hartford’s 2010 Form 10-K Annual Report. The following discussion updates certain of The Hartford’s critical accounting estimates for March 31, 2011 results.
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

Reserve Roll Forwards and Development
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2011:
Three Months Ended March 31, 2011

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	962	616	—	1,578
Current accident year catastrophes	46	32	—	78
Prior accident years	(6)	(49)	4	(51)

Total provision for unpaid losses and loss adjustment expenses	1,002	599	4	1,605
Payments	(887)	(709)	(117)	(1,713)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,050	3,309	17,840
Reinsurance and other recoverables	2,350	8	655	3,013

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$14,831	$2,058	$3,964	$20,853

Earned premiums	$1,498	$956
Loss and loss expense paid ratio [1]	59.2	74.2
Loss and loss expense incurred ratio	66.9	62.6
Prior accident years development (pts) [2]	(0.4)	(5.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2011
Included within prior accident years development for the three months ended March 31, 2011 were the following reserve strengthenings (releases):
Three Months Ended March 31, 2011

	Property & Casualty	Consumer	Corporate	Total Property and
	Commercial	Markets	and Other	Casualty Insurance
Auto liability	$(1)	$(55)	$—	$(56)
Homeowners	—	(14)	—	(14)
Professional liability	(9)	—	—	(9)
Package business	(7)	—	—	(7)
Workers’ compensation	(1)	—	—	(1)
General liability	6	—	—	6
Commercial property	2	—	—	2
Net environmental reserves	—	—	2	2
Discount accretion on workers’ compensation	7	—	—	7
Catastrophes	(5)	19	—	14
Other reserve re-estimates, net	2	1	2	5

Total prior accident years development	$(6)	$(49)	$4	$(51)

During the three months ended March 31, 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims. Favorable trends in reported severity have persisted, primarily for accident years 2005 through 2010. As these accident years develop, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience.

•
Favorable emergence of homeowners’ losses is primarily for accident years 2009 and 2010. This is partially driven by an increase in the speed at which claims are being settled, a trend that is expected to continue as these accident years develop.

•	Prior year catastrophes primarily relates to a severe wind and hail storm event in Arizona during the fourth quarter of 2010.

A roll forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2010:
Three Months Ended March 31, 2010

				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651
Reinsurance and other recoverables	2,570	11	860	3,441

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	891	667	2	1,560
Current accident year catastrophes	38	41	—	79
Prior accident years	(82)	(7)	—	(89)

Total provision for unpaid losses and loss adjustment expenses	847	701	2	1,550
Payments	(831)	(680)	(119)	(1,630)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,497	2,119	3,514	18,130
Reinsurance and other recoverables	2,566	10	854	3,430

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,063	$2,129	$4,368	$21,560

Earned premiums	$1,424	$996
Loss and loss expense paid ratio [1]	58.4	68.3
Loss and loss expense incurred ratio	59.5	70.4
Prior accident years development (pts) [2]	(5.8)	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2010
Included within prior accident years development for the three months ended March 31, 2010 were the following reserve strengthenings (releases):
Three Months Ended March 31, 2010

	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(9)	$(17)	$—	$(26)
Professional liability	(18)	—	—	(18)
General liability	(15)	—	—	(15)
Commercial property	(12)	—	—	(12)
Package business	(10)	—	—	(10)
Workers’ compensation	(9)	—	—	(9)
Fidelity and surety	(4)	—	—	(4)
Homeowners	—	15	—	15
Discount accretion on workers’ compensation	7	—	—	7
Catastrophes	(4)	(1)	—	(5)
Other reserve re-estimates, net	(8)	(4)	—	(12)

Total prior accident years development	$(82)	$(7)	$—	$(89)

During the three months ended March 31, 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims. During 2009, the Company recognized that favorable development in reported severity, due in part to changes made to claim handling procedures in 2007, was a sustained trend for accident years 2005 through 2008 and, accordingly, management reduced its reserve estimate. The reserve releases are in response to a continuation of these same favorable trends, primarily affecting accident years 2005 through 2009.

•
Released reserves for professional liability claims, primarily related to directors’ and officers’ (“D&O”) claims in accident years 2006 and prior. For these accident years, reported losses for claims under D&O and errors and omissions (“E&O”) policies have been emerging favorably to initial expectations due to lower than expected claim severity.

•
Released reserves for general liability umbrella claims, primarily related to accident years 2004 to 2008. The Company observed that reported losses for umbrella general liability claims continue to emerge favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years.

•
Package business and commercial property both experienced better than expected property loss emergence, largely from the first prior accident year. As a short tail line, management responds more quickly to these trends. In addition, the package business experienced lower liability loss emergence than expected in accident years 2007 and 2006. Accordingly, management reduced reserve estimates for these years.

•
Strengthened reserves for homeowners’ claims as, during 2010, the Company observed a lengthening of the claim reporting period for homeowners’ claims for prior accident years which resulted in increasing management’s estimate of the ultimate cost to settle these claims.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the three months ended March 31, 2011.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended March 31, 2011	Asbestos	Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,787	$334	$1,302	$3,423
Losses and loss adjustment expenses incurred	—	2	2	4
Losses and loss adjustment expenses paid	(56)	(13)	(49)	(118)

Ending liability — net [2][3]	$1,731 [4]	$323	$1,255	$3,309

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $11 and $10 respectively, as of March 31, 2011 and $11 and $5, respectively, as of December 31, 2010; total net losses and loss adjustment expenses incurred for the three months ended March 31, 2011 of $9, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the three months ended March 31, 2011 of $4 related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,225 and $376, respectively, as of March 31, 2011, and $2,308 and $378, respectively, as of December 31, 2010.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $286 and $230, respectively, resulting in a one year net survival ratio of 6.1 and a three year net survival ratio of 7.6. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three months ended March 31, 2011, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended March 31, 2011	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$57	$—	$6	$2
Assumed Reinsurance	15	—	2	—
London Market	9	—	2	—

Total	81	—	10	2
Ceded	(25)	—	3	—

Net	$56	$—	$13	$2

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2011 includes $9 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2011 includes $5 related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2011 of $2.08 billion ($1.74 billion and $333 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.61 billion to $2.38 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2010 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in the Other Operations operating segment regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates—Property and Casualty Insurance Product Reserves, Net of Reinsurance section of the MD&A included in the Company’s 2010 Form 10-K Annual Report.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits (“EGPs”) are used in the amortization of: the DAC asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit reserves. See The Hartford’s 2010 Form 10-K Annual Report for additional discussion on the Company’s critical accounting estimates related to EGPs.
The most significant EGP based balances as of March 31, 2011 and December 31, 2010 are as follows:

	Global Annuity		Life Insurance		Retirement Plans
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2011	2010	2011	2010	2011	2010
DAC	$4,751	$4,868	$2,707	$2,667	$846	$820
SIA	367	370	46	45	24	23
URR	138	142	1,441	1,383	—	—
Death and Other Insurance Benefit Reserves	1,659	1,748	126	113	1	1
Unlocks
The after-tax impact on the Company’s assets and liabilities as a result of the Unlock for the three months ended March 31, 2011 and 2010 are as follows:

	Global Annuity		Life Insurance		Retirement Plans		Total
	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$28	$49	$(1)	$2	$4	$1	$31	$52
SIA	2	2	—	—	—	—	2	2
URR	(1)	(1)	—	1	—	—	(1)	—
Death and Other Insurance Benefit Reserves	30	31	—	—	—	—	30	31

Total	$59	$81	$(1)	$3	$4	$1	$62	$85

The most significant contributor to the Unlock benefit recorded during the first quarter of 2011 and 2010 was actual separate account returns being above our aggregated estimated return.
In the third quarter of 2011, the Company expects to complete a comprehensive non-market related policyholder behavior assumption study and incorporate the results of the study into its projection of future gross profits. All assumption changes are considered an Unlock in the period of revision.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 29% and 36% as of March 31, 2011, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Goodwill Impairment
The Company completed its annual goodwill assessment for the individual reporting units within Wealth Management and Corporate and Other, except for the Federal Trust Corporation (“FTC”) reporting unit, as of January 1, 2011, which resulted in no write-downs of goodwill in 2011. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. The Individual Life reporting unit has a goodwill balance of $342 and had a margin of less than 10%.
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
The Company expects to complete the annual impairment test for FTC in the second quarter of 2011 and the reporting units within Property & Casualty Commercial and Consumer Markets in the fourth quarter of 2011.

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is a holding company for insurance and financial services subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States. Also, The Hartford continues to administer business previously sold in Japan and the U.K.
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
KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2011 and 2010. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
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
After-tax Margin
After-tax margin, excluding realized gains (losses) and Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure after-tax margin, excluding realized gains (losses) and Unlock provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in those businesses that may be obscured by the effect of realized gains (losses) or quarterly Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, this non-GAAP measure excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so after-tax margin, excluding realized gains (losses) and Unlock should include net realized gains and losses on net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the Condensed Consolidated Statement of Operations such as net investment income. Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. The Unlock is a reflection of the Company’s new best estimates of future gross profits. The result of the Unlock and its impact distort the trend of after-tax margin. After-tax margin, excluding realized gains (losses) and Unlock, should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding realized gains (losses) and Unlock, and after-tax margin when reviewing the Company’s performance. After-tax margin is calculated by dividing the earnings measures described above by Total Revenues adjusted for the measures described above. For additional information regarding the Unlock, see Critical Accounting Estimates within the MD&A.
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
DAC amortization ratio
DAC amortization ratio, excluding realized gains (losses) and Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure DAC amortization ratio, excluding realized gains (losses) and Unlock provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, this non-GAAP measure excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so DAC amortization ratio, excluding realized gains (losses) and Unlock should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the Condensed Consolidated Statement of Operations such as net investment income. Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. The Unlock is a reflection of the Company’s new best estimates of future gross profits. The result of the Unlock and its impact distort the trend of DAC amortization ratio. DAC amortization ratio, excluding realized gains (losses) and Unlock, should not be considered as a substitute for DAC amortization ratio and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, excluding realized gains (losses) and Unlock, and DAC amortization ratio when reviewing the Company’s performance. DAC amortization ratio is calculated by dividing DAC amortization costs adjusted for the measures described above by pre-tax income before DAC amortization costs adjusted for the measures described above. For additional information regarding the Unlock, see Critical Accounting Estimates within the MD&A.
Mutual Fund Assets
Mutual fund assets include retail, investment-only and college savings plan assets under Section 529 of the Code, collectively referred to as non-proprietary, and proprietary mutual funds. Non-proprietary mutual fund assets are owned by the shareholders of those funds and not by the Company. Proprietary mutual funds include mutual funds sponsored by the Company which are owned by the separate accounts of the Company to support insurance and investment products sold by the Company. The non-proprietary mutual fund assets are not reflected in the Company’s consolidated financial statements. Mutual fund assets are a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in the amount of account value whether caused by changes in the market or through net flows
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related crediting rates on average general account assets under management. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, this non-GAAP measure excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations and they are included in the net investment spread calculation. The net investment spreads are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by earnings on limited partnership and other alternative investments and prepayment premiums on securities. Investment earnings can also be influenced by factors such as changes in interest rates, credit spreads and decisions to hold higher levels of short-term investments.

Return on Assets (“ROA”)
ROA, excluding realized gains (losses) and Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure ROA, excluding realized gains (losses) and Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly Unlocks. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, this non-GAAP measure excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so ROA, excluding the realized gains (losses) and Unlock, should include net realized gains and losses on net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the Condensed Consolidated Statement of Operations, such as net investment income. Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. The Unlock is a reflection of the Company’s new best estimates of future gross profits. The result of the Unlock and its impact distort the trend of ROA. ROA, excluding realized gains (losses) and Unlock, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, excluding realized gains (losses) and Unlock, and ROA when reviewing the Company’s performance. ROA is calculated by dividing the earnings measures from continuing operations as described above by a two-point average AUM from continuing operations.
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

	Three Months Ended
	March 31,
	2011	2010
Property & Casualty Commercial
Combined ratio	97.5	89.6
Catastrophe ratio	2.7	2.4
Non-catastrophe prior year development	(0.1)	(5.5)

Combined ratio before catastrophes and prior year development	94.9	92.7

Consumer Markets
Combined ratio	87.0	94.6
Catastrophe ratio	5.4	4.0
Non-catastrophe prior year development	(7.1)	(0.6)

Combined ratio before catastrophes and prior year development	88.7	91.1

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development increased primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes and an increase in the policyholder dividend ratio. The current accident year loss and loss adjustment expense ratio before catastrophes increased, primarily due to higher emerged frequency in property, as well as, increased ratios in specialty casualty and professional liability, partially offset by favorable emerged severity in package business.

•
Consumer Markets combined ratio before catastrophes and prior year development decreased primarily due to a lower ratio of current accident year losses and loss adjustment expenses before catastrophes for auto driven by earned pricing increases and lower estimated average severity on auto liability claims, partially offset by the effect of higher auto physical damage emerged frequency.

Return on Assets
Return on assets is a key indicator of overall profitability for the Global Annuity, Retirement Plans and Mutual Funds reporting segments as a significant portion of their earnings is based on average assets under management

Three Months Ended
March 31,
Ratios	2011	2010
Global Annuity
ROA	13.2 bps	20.4 bps
Effect of net realized losses, net of tax and DAC on ROA	(46.9) bps	(33.0) bps
Effect of Unlock on ROA	15.6 bps	20.2 bps

ROA, excluding realized losses and Unlock	44.5 bps	33.2 bps

Retirement Plans
ROA	11.1 bps	(5.3) bps
Effect of net realized losses, net of tax and DAC on ROA	(4.5) bps	(15.0) bps
Effect of Unlock on ROA	3.0 bps	0.9 bps

ROA, excluding realized losses and Unlock	12.6 bps	8.8 bps

Mutual Funds
ROA	11.0 bps	10.9 bps
Effect of discontinued operations on ROA	— bps	(0.4) bps
Effect of net realized gains, net of tax and DAC on ROA	0.4 bps	— bps

ROA, excluding realized gains and discontinued operations	10.6 bps	11.3 bps

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
•	Global Annuity’s ROA, excluding realized losses and Unlock, increased primarily due to improved net investment income on limited partnerships and other alternative investments.

•
Retirement Plans’ ROA, excluding realized losses and Unlock, increased primarily due to improved performance on limited partnerships and other alternative investments in 2011, and was driven by improvement in the equity markets, which led to increased fee income from higher account values.

•
Mutual Funds’ ROA, excluding realized gains and discontinued operations, decrease was primarily driven by a business mix shift, related to sales of funds that have lower management fees or fee waivers, further offset by higher commission expenses as a result of higher sales.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Life Insurance and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended
	March 31,
	2011	2010
Life Insurance
After-tax margin	9.6%	6.8%
Effect of net realized losses, net of tax and DAC	(3.8%)	(5.8%)
Effect of Unlock	(0.5%)	(0.4%)

After-tax margin, excluding realized losses and Unlock	13.9%	13.0%

Group Benefits
After-tax margin (excluding buyouts)	1.0%	4.3%
Effect of net realized gains (losses), net of tax	(0.7%)	—

After-tax margin (excluding buyouts), excluding realized gains (losses)	1.7%	4.3%

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
•
The increase in Life Insurance’s after-tax margin, excluding realized losses and Unlock, was primarily due to improved earnings on a higher average invested asset base and favorable partnership income, partially offset by lower portfolio yields on fixed maturity investments and unfavorable mortality.

•
The decrease in Group Benefits’ after-tax margin (excluding buyouts), excluding realized gains (losses), was primarily due to higher losses in disability reflecting elevated incidence and lower terminations.

Investment Results
Composition of Invested Assets

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$78,268	80.4%	$77,820	79.2%
Fixed maturities, at fair value using the fair value option	1,230	1.3%	649	0.7%
Equity securities, AFS, at fair value	993	1.0%	973	1.0%
Mortgage loans	4,736	4.9%	4,489	4.6%
Policy loans, at outstanding balance	2,181	2.2%	2,181	2.2%
Limited partnerships and other alternative investments	1,972	2.0%	1,918	2.0%
Other investments [1]	640	0.7%	1,617	1.6%
Short-term investments	7,330	7.5%	8,528	8.7%

Total investments excluding equity securities, trading	97,350	100.0%	98,175	100.0%
Equity securities, trading, at fair value [2] [3]	32,339		32,820

Total investments	$129,689		$130,995

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.

[3]
As of March 31, 2011 and December 31, 2010, approximately $30.1 billion and $30.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes; Japan equity 21%, Japan fixed income (primarily government securities) 15%, global equity 21%, global government bonds 42%, and cash and other 1% for both periods presented.

Total investments declined since December 31, 2010 primarily due to decreases in short-term and other investments, partially offset by increases in fixed maturities at fair value using the fair value option (“FVO”), fixed maturities, AFS, and mortgage loans. The decline in short-term investments was attributed to a decrease in derivative collateral received, as well as increased allocations to fixed maturities, FVO, and fixed maturities, AFS. The decline in other investments primarily relates to decreases in value of derivatives. The increase in fixed maturities, FVO, relates to purchases of foreign government securities to support yen-based fixed annuity liabilities. The increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of credit spread tightening, partially offset by rising interest rates. The increase in mortgage loans related to the funding of commercial whole loans.
Net Investment Income (Loss)

	Three Months Ended
	March 31,
	2011		2010
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$846	4.2%	$874	4.4%
Equity securities, AFS	11	4.4%	14	4.3%
Mortgage loans	71	6.1%	71	5.1%
Policy loans	33	6.0%	33	6.1%
Limited partnerships and other alternative investments	100	21.0%	6	1.4%
Other [3]	81		84
Investment expense	(26)		(23)

Total securities AFS and other	1,116	4.6%	1,059	4.3%
Equity securities, trading	803		701

Total net investment income	$1,919		$1,760

Total securities, AFS and other excluding limited partnerships and other alternative investments	$1,016	4.3%	$1,053	4.4%

[1]
Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is Other, which primarily relates to derivatives (see footnote [3] below). Included in the total net investment income yield is investment expense.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Total net investment income increased largely due to increases in equity securities, trading, resulting from improved market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, increased due to improved performance of limited partnerships and other alternative investments. The improvement was driven by private equity and real estate funds due to improved valuations as a result of a strengthening economy. This increase was partially offset by lower income on fixed maturities resulting from the proceeds from sales of riskier exposures being reinvested at lower rates. Based on the current interest rate and credit environment, the Company expects the new investment purchase yield to meet or exceed the yield of those securities maturing in 2011. Therefore, the Company expects the 2011 portfolio yield, excluding limited partnership investments, to begin to modestly improve.

Net Realized Capital Gains (Losses)

	Three Months Ended
	March 31,
(Before-tax)	2011	2010
Gross gains on sales	$61	$132
Gross losses on sales	(133)	(111)
Net OTTI losses recognized in earnings	(55)	(152)
Valuation allowances on mortgage loans	(3)	(112)
Japanese fixed annuity contract hedges, net [1]	(17)	(16)
Periodic net coupon settlements on credit derivatives/Japan	(7)	(7)
Results of variable annuity hedge program
GMWB derivatives, net	71	129
Macro hedge program	(357)	(164)

Total results of variable annuity hedge program	(286)	(35)
Other, net	37	27

Net realized capital losses, before-tax	$(403)	$(274)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate, as well as Japan FVO securities.

Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales	• Net losses on sales for the three months ended March 31, 2011 were predominately from sales of U.S. Treasuries as the Company continues to reinvest in spread product.

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

Variable annuity hedge program
•     The gain on GMWB related derivatives, net, for the three months ended March 31, 2011 was primarily due to lower implied market volatility of $39, and a general increase in long-term rates of $24. The net loss on the macro hedge program was primarily the result of weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.

•     The gain on GMWB derivatives, net, for the three months ended March 31, 2010 was primarily due to gains on lower implied market volatility of $114 and the relative outperformance of the underlying actively managed funds as compared to their respective indices of $27, partially offset by losses of $36 due to trading costs given actual volatility in equity markets. The net loss on the macro hedge program was primarily the result of higher equity market valuation, lower implied market volatility, and time decay.

Other, net
•     Other, net gain for the three months ended March 31, 2011 was primarily due to gains of $61 on transactional foreign currency re-valuation due to a decrease in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI and gains of $55 on credit derivatives driven by credit spread tightening. These gains were partially offset by losses of $(62) related to Japan variable annuity hedges due to the weakening of the Japanese yen.

•     Other, net gains for the three months ended March 31, 2010 primarily resulted from gains of $33 on credit derivatives that assume credit risk due to credit spread tightening, $15 on credit derivatives that purchase credit protection due to credit spreads widening on certain specific referenced corporate entities, and $13 on the Japan variable annuity hedge due to the strengthening of the yen as compared to the euro. The gains were partially offset by losses of $49 on Japan 3Win related foreign currency swaps primarily driven by a decrease in U.S. interest rates.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended
	March 31,
Underwriting Summary	2011	2010	Change
Written premiums	$1,645	$1,512	9%
Change in unearned premium reserve	147	88	67%

Earned premiums	1,498	1,424	5%
Losses and loss adjustment expenses
Current accident year before catastrophes	962	891	8%
Current accident year catastrophes	46	38	21%
Prior accident years	(6)	(82)	93%

Total losses and loss adjustment expenses	1,002	847	18%
Amortization of deferred policy acquisition costs	336	340	(1%)
Insurance operating costs and expenses	123	88	40%

Underwriting results	37	149	(75%)
Net investment income	242	222	9%
Net realized capital losses	(23)	(29)	21%
Other expenses	(40)	(35)	(14%)

Income from continuing operations before income taxes	216	307	(30%)
Income tax expense	49	102	(52%)

Income from continuing operations, net of tax	167	205	(19%)
Income from discontinued operations, net of tax [1]	160	1	NM

Net income	$327	$206	59%

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended
	March 31,
Premium Measures	2011	2010
New business premium	$303	$297
Standard commercial lines policy count retention	83%	85%
Standard commercial lines renewal written pricing increase	3%	1%
Standard commercial lines renewal earned pricing increase (decrease)	1%	(1%)
Standard commercial lines policies in-force as of end of period	1,229,758	1,174,369

	Three Months Ended
	March 31,
Ratios	2011	2010	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.3	62.6	(1.7)
Current accident year catastrophes	3.0	2.7	(0.3)
Prior accident years	(0.4)	(5.8)	(5.4)

Total loss and loss adjustment expense ratio	66.9	59.5	(7.4)
Expense ratio	30.4	30.6	0.2
Policyholder dividend ratio	0.3	(0.6)	(0.9)

Combined ratio	97.5	89.6	(7.9)

Catastrophe ratio
Current accident year	3.0	2.7	(0.3)
Prior accident years	(0.3)	(0.3)	—

Total catastrophe ratio	2.7	2.4	(0.3)

Combined ratio before catastrophes	94.8	87.2	(7.6)
Combined ratio before catastrophes and prior accident year development	94.9	92.7	(2.2)

Other revenues [1]	$23	$21	10%

[1]	Represents servicing revenues.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Net income increased, as compared to the prior year, primarily due to the net realized capital gain on the sale of SRS. Income from continuing operations, net of tax, decreased due to lower underwriting results driven primarily by increases in total losses and loss adjustment expenses, partially offset by an increase in earned premiums.
The increase in earned premiums for the three months ended March 31, 2011, is due to improvements in workers’ compensation, driven by higher new business premium, renewal earned pricing increases and an increase in policies-in-force. The new business premium increase in workers’ compensation was partially offset by declines in package business and professional liability. In addition to workers’ compensation, renewal earned pricing also increased for package business, and was partially offset by a decrease in general liability. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased for nearly all standard commercial lines driven by improving market conditions.
Current accident year losses and loss adjustment expenses before catastrophes increased, due primarily to the increase in earned premiums, as well as, an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The ratio increased, due to higher emerged frequency in property, partially offset by favorable emerged severity in package business. In addition, the ratio increased in specialty casualty and professional liability.
Current accident year catastrophe losses were higher in the three months ended March 31, 2011 than in the comparable 2010 period. Catastrophe losses in 2011 were primarily incurred from winter storms in the Northeast and Midwest. Losses in 2010 were due to winter storms on the East Coast and from wind and rain storms in the Northeast, California, and Arizona.
Overall prior accident year reserve development for the three months ended March 31, 2011 is favorable, with modest variation across multiple lines of business. Prior accident year reserve development for the three months ended March 31, 2010 included releases in professional liability, general liability, package business and commercial property. For a discussion on prior accident year reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Insurance operating costs and expenses increased, driven by an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders, as well as higher technology costs.
Net investment income increased, as compared to the prior year, primarily driven by improved performance of limited partnerships and other alternative investments. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three Months Ended
	March 31,
Operating Summary	2011	2010	Change
Premiums and other considerations	$1,044	$1,102	(5%)
Net investment income	104	107	(3%)
Net realized capital gains (losses)	(14)	9	NM

Total revenues	1,134	1,218	(7%)
Benefits, losses and loss adjustment expenses	828	843	(2%)
Amortization of deferred policy acquisition costs	14	16	(13%)
Insurance operating costs and other expenses	286	283	1%
Total benefits, losses and expenses	1,128	1,142	(1%)
Income before income taxes	6	76	(92%)
Income tax expense (benefit)	(5)	25	NM

Net income	$11	$51	(78%)

Premiums and other considerations
Fully insured — ongoing premiums	$1,028	$1,052
Buyout premiums	—	37
Other	16	13

Total premiums and other considerations	$1,044	$1,102

Fully insured ongoing sales, excluding buyouts	$244	$296

Ratios, excluding buyouts
Loss ratio	79.3%	75.7%
Loss ratio, excluding financial institutions	84.4%	81.2%
Expense ratio	28.7%	28.1%
Expense ratio, excluding financial institutions	23.6%	23.1%
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Net income decreased as compared to prior year, primarily due to net realized capital losses and decreases in premiums and other considerations. Premiums and other considerations decreased due to a 2% decline in fully insured ongoing premiums which was driven by lower sales over the past year and the pace of the economic recovery. The loss ratio, excluding buyouts, increased compared to the prior year, reflecting higher disability incidence and lower claim terminations.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended
	March 31,
Operating Summary	2011	2010	Change
Written premiums	$884	$943	(6%)
Change in unearned premium reserve	(72)	(53)	(36%)

Earned premiums	956	996	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	616	667	(8%)
Current accident year catastrophes	32	41	(22%)
Prior accident years	(49)	(7)	NM

Total losses and loss adjustment expenses	599	701	(15%)
Amortization of deferred policy acquisition costs	161	168	(4%)
Insurance operating costs and expenses	72	73	(1%)

Underwriting results	124	54	130%
Net servicing income	6	9	(33%)
Net investment income	50	44	14%
Net realized capital losses	(4)	(5)	20%
Other expenses	(14)	(17)	18%

Income before income taxes	162	85	91%
Income tax expense	52	29	79%

Net income	$110	$56	96%

	Three Months Ended
	March 31,
Written Premiums	2011	2010	Change
Product Line
Automobile	$641	$696	(8%)
Homeowners	243	247	(2%)

Total	$884	$943	(6%)

Earned Premiums
Product Line
Automobile	$672	$713	(6%)
Homeowners	284	283	—

Total	$956	$996	(4%)

	Three Months Ended
	March 31,
Premium Measures	2011	2010

Policies in-force end of period
Automobile	2,178,719	2,376,660
Homeowners	1,402,264	1,487,782

Total policies in-force end of period	3,580,983	3,864,442

New business written premium
Automobile	$66	$93
Homeowners	$19	$30

Policy count retention
Automobile	82%	84%
Homeowners	83%	85%

Renewal written pricing increase
Automobile	7%	5%
Homeowners	9%	9%

Renewal earned pricing increase
Automobile	7%	4%
Homeowners	10%	6%

	Three Months Ended
	March 31,
Ratios and Supplemental Data	2011	2010	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.3	66.9	2.6
Current accident year catastrophes	3.4	4.2	0.8
Prior accident years	(5.1)	(0.8)	4.3

Total loss and loss adjustment expense ratio	62.6	70.4	7.8
Expense ratio	24.4	24.2	(0.2)

Combined ratio	87.0	94.6	7.6

Catastrophe ratio
Current year	3.4	4.2	0.8
Prior years	2.0	(0.1)	(2.1)

Total catastrophe ratio	5.4	4.0	(1.4)

Combined ratio before catastrophes	81.6	90.5	8.9
Combined ratio before catastrophes and prior accident years development	88.7	91.1	2.4

Other revenues [1]	$40	$43	(7%)

[1]	Represents servicing revenues.

	Three Months Ended
	March 31,
Product Line Combined Ratios	2011	2010	Change
Automobile	85.7	93.7	8.0
Homeowners	89.2	96.8	7.6

Total	87.0	94.6	7.6

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Net income increased, as compared to the prior year, driven by an increase in underwriting results. The primary causes of the increase in underwriting results were lower current accident year losses and loss adjustment expenses and more favorable prior accident year reserve development, partially offset by lower earned premiums.
Earned premiums decreased in auto and remained flat for homeowners. Auto earned premiums were down reflecting a decrease in new business written premium and policy count retention, partially offset by an increase in average renewal earned premium per policy. Homeowners earned premiums were flat primarily due to renewal earned pricing increases, offset by decreases in new business written premium and policy count retention.
Auto and home new business written premium decreased primarily due to the effect of written pricing increases and underwriting actions that lowered the policy issue rate.
The higher auto renewal earned pricing in the three months ended March 31, 2011 was due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Average renewal earned premium per policy for auto increased in the first quarter of 2011 due to renewal earned pricing increases which were partially offset by the effect of a continued shift to more preferred market business which has lower average earned premium. Homeowners renewal earned pricing increases were due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.
Policy count retention for auto and home decreased primarily driven by the effect of renewal written pricing increases and underwriting actions to improve profitability. Compared to 2010, the number of policies in-force as of March 31, 2011 decreased for both auto and home, driven by the decreases in policy retention and new business.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premium and a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes for auto of 3.6 points, while the current accident year loss and loss adjustment expense ratio before catastrophes for home increased 0.4 points. The decrease for auto was primarily due to earned pricing increases and lower estimated average severity on auto liability claims, partially offset by the effect of higher auto physical damage emerged frequency. The increase for home was primarily due to an increase in the frequency of non-catastrophe weather claims, largely offset by the effect of earned pricing increases.
Current accident year catastrophe losses were lower in the three months ended March 31, 2011 than in the comparable 2010 period. Catastrophe losses in 2011 were primarily incurred from winter storms in the Northeast and Midwest. Losses in 2010 were due to winter storms on the East Coast and from wind and rain storms in the Northeast, California, and Arizona.
Net favorable reserve development was higher for the three months ended March 31, 2011 due primarily to more favorable development of auto liability reserves. For additional information on prior accident year reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GLOBAL ANNUITY

	Three Months Ended
	March 31,
Operating Summary	2011		2010		Change
Fee income and other	$591		$588		1%
Earned premiums	59		37		59%
Net investment income:
Securities available-for sale and other	417		404		3%
Equity securities, trading [1]	803		701		15%

Total net investment income	1,220		1,105		10%
Net realized capital losses	(309)		(196)		(58%)

Total revenues	1,561		1,534		2%
Benefits, losses and loss adjustment expenses	436		460		(5%)
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	803		701		15%
Amortization of DAC	101		58		74%
Insurance operating costs and other expenses	196		185		6%

Total benefits, losses and expenses	1,536		1,404		9%

Income before income taxes	25		130		(81%)
Income tax expense (benefit)	(25)		50		NM

Net income	$50		$80		(38%)

Assets Under Management
Variable annuity account values	$116,004		$118,405
Fixed MVA annuity and other account values [2]	16,599		17,117
Institutional investment products account values	17,889		21,060

Total assets under management	$150,492		$156,582

Account Value Roll Forward
Variable Annuities
Account value, beginning of period	$116,520		$119,387
Transfers affecting beginning of period [3]	—		(1,355)

Account Value, beginning of period, as adjusted	116,520		118,032
Net flows	(3,655)		(2,844)
Change in market value and other	3,753		3,479
Effect of currency translation	(614)		(262)

Account value, end of period	$116,004		$118,405

Net Investment Spread	40	bps	(7	) bps

Expense Ratios
General insurance expense ratio	5.7	bps	5.0	bps
DAC amortization ratio	80.2%		30.9%
DAC amortization ratio, excluding realized losses and Unlocks	45.0%		55.6%

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]
Fixed MVA annuity and other account values includes approximately $1.8 billion related to the triggering of the guaranteed minimum income benefit for the 3Win product as of March 31, 2011 and 2010. This account value is not expected to generate material future profit or loss to the Company.

[3]	Canadian mutual funds were transferred from Global Annuity to Mutual Funds effective January 1, 2010.

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Global Annuity’s net income declined in 2011 compared to 2010 primarily due to higher net realized capital losses primarily related to hedging, as well as a smaller Unlock benefit in 2011 as compared to 2010. Increases in earned premiums and net investment income partially offset these declines.
The Unlock benefit was $59, after-tax, in 2011 as compared to an Unlock benefit of $81, after-tax, in 2010. The benefit in both 2011 and 2010 was primarily due to equity market improvements that were greater than expectations. The Unlock resulted in decreases to both benefits, losses and loss adjustment expenses and amortization of DAC. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
The higher net realized capital losses in 2011 were primarily due to losses on the variable annuity hedging program partially offset by lower impairment losses in 2011. The variable annuity hedging program losses were $286 in 2011 compared with $35 in 2010. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Net investment income on securities available-for-sale and other increased in 2011 as compared to 2010 primarily as a result of improved returns on limited partnership and other alternative investments.
The increase in net investment spread is attributable to higher earned rates driven by a variety of factors, including improved performance on partnerships and other alternative investments in 2011, which added 32 bps of return; along with lower interest credited driven by outflows of business with higher crediting rates of 26 bps, partially offset by lower returns on fixed maturity securities and mortgage loans of 3bps and 11 bps, respectively.
The DAC amortization ratio, excluding net realized capital losses and Unlocks, improved due to rising gross profits driven by equity market appreciation, and improved returns from limited partnerships and other alternative investments.
Global Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products, as well as varying tax rates by country. Income taxes include separate account DRD benefits of $28 in 2011 compared to $30 in 2010. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

LIFE INSURANCE

	Three Months Ended
	March 31,
Operating Summary	2011		2010		Change
Fee income and other	$277		$282		(2%)
Earned premiums	(24)		(22)		(9%)
Net investment income	142		124		15%
Net realized capital losses	(31)		(29)		(7%)

Total revenues	364		355		3%
Benefits, losses and loss adjustment expenses	236		217		9%
Amortization of DAC	31		48		(35%)
Insurance operating costs and other expenses	52		53		(2%)

Total benefits, losses and expenses	319		318		—
Income before income taxes	45		37		22%
Income tax expense	10		13		(23%)

Net income	$35		$24		46%

Account Values
Individual variable universal life insurance	$6,235		$5,900
Universal life, interest sensitive whole life, modified guaranteed life insurance and other	6,235		5,781
PPLI	36,424		35,241

Total account values	$48,894		$46,922

Individual Life Insurance In-Force
Variable universal life insurance	$72,946		$77,592
Universal life insurance, interest sensitive whole life, modified guaranteed life insurance	59,613		55,806
Term life	77,138		71,078

Total individual life insurance in-force	$209,697		$204,476

Individual Life Net Investment Spread	162	bps	125	bps

Death Benefits	$129		$114

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Net income increased in 2011 compared to 2010 primarily due to increased improvements in net investment income driven by strong partnership earnings. In addition, Life Insurance’s net income increased due to improvements in the segment’s individual life business which was partially offset by increased benefits, losses and loss adjustment expenses, due to unfavorable mortality in 2011.
The Unlock charge was $1, after-tax, in 2011 as compared to an Unlock benefit of $3, after-tax, in 2010. The charge in 2011 was primarily due to equity market improvements that were below expectations. The Unlock primarily resulted in an increase to amortization of DAC offset by a decrease in income tax expense. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
Life Insurance’s individual life business benefited from improvements in net investment income primarily related to improved earnings on a higher average invested asset base and favorable partnership income in 2011 compared to 2010, partially offset by lower portfolio yields on fixed maturity investments. Net investment spread for individual life’s variable universal life and universal life products improved primarily due to the improved performance of limited partnerships and other alternative investments for the three months ended March 31, 2011.
Life Insurance’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $4 in 2011 compared to $5 in 2010. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

RETIREMENT PLANS

	Three Months Ended
	March 31,
Operating Summary	2011		2010		Change
Fee income and other	$94		$85		11%
Earned premiums	3		2		50%
Net investment income	99		81		22%
Net realized capital losses	(9)		(16)		44%

Total revenues	187		152		23%
Benefits, losses and loss adjustment expenses	72		63		14%
Insurance operating costs and other expenses	90		85		6%
Amortization of DAC	9		5		80%

Total benefits, losses and expenses	171		153		12%
Income (loss) before income taxes	16		(1)		NM
Income tax expense	1		5		(80%)

Net income (loss)	$15		$(6)		NM

Assets Under Management
401(k) account values	$21,891		$17,776
403(b)/457 account values	13,133		11,502
401(k)/403(b) mutual funds	20,324		17,186

Total assets under management	$55,348		$46,464

Assets Under Management Roll Forward
Assets under management, beginning of period	$52,518		$43,962
Transfers affecting the beginning of the period [1]	—		194

Assets under management, beginning of period, as adjusted	52,518		44,156
Net flows	662		695
Change in market value and other	2,168		1,613

Assets under management, end of period	$55,348		$46,464

Net Investment Spread	140	bps	61	bps

[1]	Lifetime Income and Maturity Funding business of $194 was transferred from Global Annuity to Retirement Plans effective January 1, 2010.
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Retirement Plans’ net income in 2011 compared to a net loss for the same period in 2010 was primarily due to significantly lower net realized capital losses, higher net investment income from improvements in equity returns, continued positive net flows, and market value appreciation in AUM which resulted in increased fee income and other. These improvements were slightly offset by an increase in DAC amortization.
Net investment income increased in 2011 compared to 2010 primarily due to the improved performance of higher average general account invested assets and favorable partnership income compared to 2010. Net investment spread improved by 79 bps driven by partnership income of 21 bps and higher yields of 39 bps as well as lower crediting rates of 19 bps.
Net realized capital losses were lower in 2011 compared to 2010 due to lower losses from impairments compared to 2010.
Fee income and other increased primarily due to increases in asset based fees on higher average account values resulting from positive net flows and market value appreciation.
The Unlock benefit was $4, after-tax, in 2011 as compared to an Unlock benefit of $1, after-tax, in 2010. The benefit in both 2011 and 2010 was due to equity market improvements that were greater than expectations. The Unlock primarily resulted in a decrease to amortization of DAC offset by an increase in income tax expense. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $5 in 2011 compared to $4 in 2010. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended
	March 31,
Operating Summary	2011	2010	Change
Fee income and other	$178	$167	7%
Net investment loss	(1)	(2)	50%
Net realized capital gains	1	1	—

Total revenues	178	166	7%
Insurance operating costs and other expenses	123	112	10%
Amortization of DAC	12	12	—

Total benefits, losses and expenses	135	124	9%
Income from continuing operations, before income taxes	43	42	2%
Income tax expense	15	15	—

Income from continuing operations	28	27	4%
Loss from discontinued operations, net of tax [1]	—	(1)	100%

Net income	$28	$26	8%

Assets Under Management
Retail mutual fund assets	$51,064	$45,227
Investment Only mutual fund assets	7,298	5,245
529 College Savings Plan and Canadian mutual fund assets	1,583	2,827

Total non-proprietary and Canadian mutual fund assets	59,945	53,299
Proprietary mutual fund assets	44,044	44,403

Total mutual fund assets under management	$103,989	$97,702

Non-Proprietary and Canadian Mutual Fund AUM Roll Forward [2]
Non-Proprietary and Canadian Mutual Fund AUM, beginning of period	$56,884	$44,031
Transfers affecting the beginning of the period [3]	—	5,617

Non-Proprietary and Canadian Mutual Fund AUM, beginning of period, as adjusted	56,884	49,648
Net flows	994	1,466
Change in market value and other	2,067	2,185

Non-Proprietary and Canadian Mutual Fund AUM, end of period	$59,945	$53,299

Proprietary Mutual Fund AUM Roll Forward
Proprietary Mutual Fund AUM, beginning of period	$43,602	$—
Transfers affecting the beginning of the period [4]	—	43,890

Proprietary Mutual Fund AUM, beginning of period, as adjusted	43,602	43,890
Net flows	(1,507)	(1,324)
Change in market value	1,949	1,837

Proprietary Mutual Fund AUM, end of period	$44,044	$44,403

[1]	Represents the loss from operations of Hartford Investments Canada Corporation. (“HICC”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statement.

[2]	Canadian mutual funds representing approximately $1.8 billion in AUM were sold in December 2010, therefore are not included in the 2011 beginning balance.

[3]	In 2010, Investment Only and Canadian mutual fund assets were transferred to Mutual Funds from Global Annuity effective January 1, 2010.

[4]	Proprietary mutual fund assets under management are included in the Mutual Fund reporting segment effective January 1, 2010.
Three months ended March 31, 2011 compared to three months ended March 31, 2010
Net income increased slightly in 2011 compared to 2010. Fee income and other increased primarily due to increased deposits into the fund complex and increased account values primarily attributed to improved equity markets. Sales were concentrated in several funds with lower management fee rates or fee waivers resulting in a lower increase in fees relative to the increase in AUM. These improvements were offset by increased expenses, specifically commissions on new business deposits and operating expenses.

CORPORATE AND OTHER

	Three Months Ended
	March 31,
Operating Summary	2011	2010	Change
Earned premiums	$(1)	$1	NM
Fee income	53	45	18%
Net investment income	63	79	(20%)
Net realized capital losses	(14)	(9)	(56%)
Other revenues	1	—	—

Total revenues	102	116	(12%)
Benefits, losses and loss adjustment expenses	5	2	150%
Insurance operating costs and other expenses	72	135	(47%)
Interest expense	128	120	7%

Total benefits, losses and expenses	205	257	(20%)
Loss before income taxes	(103)	(141)	27%
Income tax benefit	(38)	(23)	(65%)

Net loss	$(65)	$(118)	45%

Three months ended March 31, 2011 compared to the three months ended March 31, 2010
The net loss in Corporate and Other decreased primarily due to a decrease in insurance operating costs and other expenses as a result of an accrual for a litigation settlement of $73 in 2010, for further information see Structured Settlement Class Action in Note 12 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.
Partially offsetting the decrease in net loss was an increase in interest expense. Interest expense increased for the three months ended March 31, 2011 primarily due to the issuance of $1.1 billion of senior notes in the first quarter of 2010. For additional information on the debt issuance, see Note 14 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.
See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.

INSURANCE RISK MANAGEMENT
Refer to the MD&A in The Hartford’s 2010 Form 10-K Annual Report for an explanation of the Company’s Insurance Risk Management strategy.
INVESTMENT CREDIT RISK MANAGEMENT
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
The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and government agencies backed by the full faith and credit of the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 5 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.
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
The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A/A- or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2011, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of certain collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 12 of the Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.
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
Fixed Maturities by Credit Quality

	March 31, 2011			December 31, 2010
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$9,006	$8,947	11.5%	$9,961	$9,918	12.7%
AAA	10,048	10,155	13.0%	10,080	10,174	13.1%
AA	15,817	15,518	19.8%	15,933	15,554	20.0%
A	19,477	19,723	25.2%	19,265	19,460	25.0%
BBB	19,802	20,212	25.8%	18,849	19,153	24.6%
BB & below	4,362	3,713	4.7%	4,331	3,561	4.6%

Total fixed maturities	$78,512	$78,268	100.0%	$78,419	77,820	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to net purchases of investment grade corporate securities concentrated in the industrial and energy sectors, partially offset by sales of U.S. Treasuries as the Company continues to reinvest in spread product. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.
Securities by Type

	March 31, 2011					December 31, 2010
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,636	$19	$(200)	$2,455	3.1%	$2,496	$23	$(221)	$2,298	2.9%
Small business	435	—	(116)	319	0.4%	453	—	(141)	312	0.4%
Other	379	27	(30)	376	0.5%	298	15	(34)	279	0.4%
CDOs
Collateralized loan obligations (“CLOs”)	2,403	1	(176)	2,228	2.8%	2,429	1	(212)	2,218	2.9%
CREs	628	—	(188)	440	0.6%	653	—	(266)	387	0.5%
Other	6	—	—	6	—	6	—	—	6	—
CMBS
Agency backed [1]	512	7	(6)	513	0.7%	519	9	(4)	524	0.7%
Bonds	6,578	159	(316)	6,421	8.1%	6,985	147	(583)	6,549	8.4%
Interest only (“IOs”)	741	68	(34)	775	1.0%	793	79	(28)	844	1.1%
Corporate
Basic industry [2]	3,126	194	(47)	3,272	4.2%	2,993	190	(24)	3,159	4.1%
Capital goods	3,211	215	(26)	3,400	4.3%	3,179	223	(23)	3,379	4.3%
Consumer cyclical	1,925	104	(12)	2,017	2.6%	1,883	115	(12)	1,986	2.6%
Consumer non-cyclical	6,285	399	(35)	6,649	8.5%	6,126	444	(29)	6,541	8.4%
Energy	3,504	200	(24)	3,680	4.7%	3,377	212	(23)	3,566	4.6%
Financial services	7,748	248	(363)	7,633	9.8%	7,545	253	(470)	7,328	9.4%
Tech./comm.	4,384	247	(70)	4,561	5.8%	4,268	269	(68)	4,469	5.7%
Transportation	1,115	56	(15)	1,156	1.5%	1,141	69	(13)	1,197	1.5%
Utilities	7,464	348	(81)	7,731	9.9%	7,099	386	(58)	7,427	9.5%
Other [2]	866	12	(24)	814	1.0%	885	13	(27)	832	1.1%
Foreign govt./govt. agencies	1,736	76	(10)	1,802	2.3%	1,627	73	(17)	1,683	2.2%
Municipal
Taxable	1,355	8	(126)	1,237	1.6%	1,319	9	(129)	1,199	1.5%
Tax-exempt	11,332	138	(380)	11,090	14.2%	11,150	141	(366)	10,925	14.0%
Residential mortgage-backed securities (“RMBS”)
Agency	3,679	98	(22)	3,755	4.8%	4,283	109	(27)	4,365	5.6%
Non-agency	72	—	(2)	70	0.1%	78	—	(3)	75	0.1%
Alt-A	127	1	(16)	112	0.1%	168	—	(19)	149	0.2%
Sub-prime	1,450	—	(373)	1,077	1.4%	1,507	—	(413)	1,094	1.4%
U.S. Treasuries	4,815	14	(150)	4,679	6.0%	5,159	24	(154)	5,029	6.5%

Fixed maturities, AFS	78,512	2,639	(2,842)	78,268	100.0%	78,419	2,804	(3,364)	77,820	100.0%
Equity securities
Financial services	515	8	(95)	428		569	4	(127)	446
Other	436	142	(13)	565		444	88	(5)	527

Equity securities, AFS	951	150	(108)	993		1,013	92	(132)	973

Total AFS securities	$79,463	$2,789	$(2,950)	$79,261		$79,432	$2,896	$(3,496)	$78,793

Fixed maturities, FVO				$1,230					$649

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The Company continues to reallocate a greater portion of its AFS investment portfolio into spread product, in particular investment grade corporate securities concentrated in the industrial and energy sectors, while reducing its exposure to U.S. Treasuries and other agency-backed securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to credit spread tightening, partially offset by rising interest rates. Fixed maturities, FVO, represents securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of these securities is primarily high quality corporate bonds and CRE CDOs. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements. The following sections highlight the Company’s significant investment sectors.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	March 31, 2011			December 31, 2010
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$321	$327	$6	$302	$309	$7
AA	2,121	2,135	14	2,085	2,095	10
A	3,784	3,686	(98)	3,760	3,599	(161)
BBB	1,776	1,665	(111)	1,677	1,518	(159)
BB & below	261	248	(13)	290	253	(37)

Total	$8,263	$8,061	$(202)	$8,114	$7,774	$(340)

During the first quarter, financial companies continued to stabilize with improved earnings performance, positive credit trends and stable capital and liquidity positions. Confidence in the financial sector continued to improve and higher security valuations were seen in the market. Financial institutions remain vulnerable to ongoing stress in the real estate markets including high unemployment and global economic uncertainty, which could result in a decline in the Company’s net unrealized position.
Commercial Real Estate
During the first quarter, the commercial real estate market continued to show signs of improving fundamentals, such as increases in market pricing, tightening credit spreads and more readily available financing. Although there are signs of improvement, delinquencies still remain at historically high levels but are expected to move lower in late 2011.
The following table presents the Company’s exposure to commercial mortgage backed-securities (“CMBS”) bonds by current credit quality and vintage year, included in the Securities by Type table above. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS — Bonds [1]
March 31, 2011

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$659	$675	$146	$144	$104	$101	$16	$14	$34	$31	$959	$965
2004	468	490	35	35	68	64	33	28	6	5	610	622
2005	602	626	131	129	191	181	195	176	99	94	1,218	1,206
2006	914	949	591	576	139	128	517	475	450	394	2,611	2,522
2007	264	281	267	251	122	105	248	225	224	184	1,125	1,046
2008	55	60	—	—	—	—	—	—	—	—	55	60

Total	$2,962	$3,081	$1,170	$1,135	$624	$579	$1,009	$918	$813	$708	$6,578	$6,421

Credit protection	29.2%		23.1%		14.9%		13.7%		8.4%		21.8%
December 31, 2010

	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$782	$803	$146	$142	$107	$103	$24	$21	$26	$22	$1,085	$1,091
2004	489	511	35	35	68	61	33	27	6	5	631	639
2005	610	632	131	121	213	177	182	147	123	96	1,259	1,173
2006	1,016	1,050	566	536	256	224	496	416	436	339	2,770	2,565
2007	305	320	278	250	71	55	253	200	278	198	1,185	1,023
2008	55	58	—	—	—	—	—	—	—	—	55	58

Total	$3,257	$3,374	$1,156	$1,084	$715	$620	$988	$811	$869	$660	$6,985	$6,549

Credit protection	28.8%		22.5%		13.3%		13.8%		8.0%		21.5%

[1]	The vintage year represents the year the pool of loans was originated.

The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $628 and $440, respectively, as of March 31, 2011 and $653 and $387, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market illiquidity and higher risk premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2011, loans within the Company’s mortgage loan portfolio have had minimal extension or restructurings.
Commercial Mortgage Loans

	March 31, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$327	$(23)	$304	$339	$(23)	$316
Whole loans	3,617	(22)	3,595	3,326	(23)	3,303
A-Note participations	318	—	318	319	—	319
B-Note participations	326	(70)	256	327	(70)	257
Mezzanine loans	146	(35)	111	181	(36)	145

Total [2]	$4,734	$(150)	$4,584	$4,492	$(152)	$4,340

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]	Excludes residential mortgage loans. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Since December 31, 2010, the Company funded $324 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 65% and a weighted average yield of 4.5%. The Company continues to originate commercial whole loans, focusing on loans with strong LTV ratios and high quality property collateral. As of March 31, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $144 and $8, respectively.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.7 billion and $12.3 billion, respectively, as of March 31, 2011 and $12.5 billion and $12.1 billion, respectively, as of December 31, 2010. The Company’s municipal bond portfolio is well diversified and primarily consists of essential service revenue and general obligation bonds. As of March 31, 2011, the largest issuer concentrations were the states of California, Massachusetts and Georgia, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities. As of December 31, 2010, the largest issuer concentrations were the states of California, Georgia and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities.
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

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$441	22.4%	$439	22.8%
Mortgage and real estate funds	449	22.8%	406	21.2%
Mezzanine debt funds	121	6.1%	132	6.9%
Private equity and other funds	961	48.7%	941	49.1%

Total	$1,972	100.0%	$1,918	100.0%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $3.0 billion as of March 31, 2011, which is an improvement of $546 or 16% from December 31, 2010 as credit spreads tightened, most notably in CMBS and corporate securities in the financial services sector. As of March 31, 2011, $1.8 billion of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost. These securities were primarily comprised of corporate and municipal securities which have experienced price declines largely resulting from rising interest rates.
The remaining $1.2 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $258 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. Although many of these securities improved in price during the quarter, the unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of March 31, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk Section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	March 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss [1]
Three months or less	737	$6,198	$6,085	$(113)	1,503	$17,431	$16,783	$(643)
Greater than three to six months	1,040	13,265	12,639	(621)	115	732	690	(42)
Greater than six to nine months	79	633	587	(46)	91	438	397	(41)
Greater than nine to twelve months	55	373	342	(31)	42	185	169	(16)
Greater than twelve months	1,141	14,133	11,958	(2,139)	1,231	15,599	12,811	(2,754)

Total	3,052	$34,602	$31,611	$(2,950)	2,982	$34,385	$30,850	$(3,496)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	March 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	85	$84	$62	$(22)	99	$771	$582	$(189)
Greater than three to six months	59	349	251	(98)	22	136	104	(32)
Greater than six to nine months	15	65	50	(15)	28	234	169	(65)
Greater than nine to twelve months	14	80	52	(28)	13	43	32	(11)
Greater than twelve months	304	3,101	2,041	(1,060)	390	4,361	2,766	(1,595)

Total	477	$3,679	$2,456	$(1,223)	552	$5,545	$3,653	$(1,892)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	March 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	31	$24	$11	$(13)	20	$27	$12	$(15)
Greater than three to six months	13	19	7	(12)	1	2	1	(1)
Greater than six to nine months	—	—	—	—	12	65	29	(36)
Greater than nine to twelve months	10	57	42	(15)	—	—	—	—
Greater than twelve months	64	422	164	(258)	94	722	260	(462)

Total	118	$522	$224	$(298)	127	$816	$302	$(514)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended
	March 31,
	2011	2010
ABS	$8	$—
CRE CDOs	15	64
CMBS
Bonds	—	72
IOs	1	—
Corporate	18	—
Equity	10	1
RMBS
Alt-A	—	2
Sub-prime	3	13

Total	$55	$152

Three months ended March 31, 2011
For the three months ended March 31, 2011, impairments recognized in earnings were comprised of credit impairments of $45 and impairments on equity securities of $10.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private equity investments. The structured securities were impaired primarily due to continued property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and, for certain commercial real estate backed securities, a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three ended March 31, 2011 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.
The security-specific collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected rental rates and occupancy levels that varied based on property type and sub-market. The results of the security-specific collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment.
Included in corporate and equity security types were direct private equity investments that were impaired primarily due to the likelihood of a disruption in contractual principal and interest payments due to the restructuring of the debtor’s obligation. Impairments on equity securities were related to preferred stock associated with these direct private equity investments.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $64 for the three ended March 31, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors, and security-specific performance below current expectations. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security specific risk.
Three months ended March 31, 2010
Impairments recognized in earnings were comprised of credit impairments of $151 primarily concentrated in CMBS bonds and CRE CDOs due to continued property-specific deterioration of the underlying collateral and increased delinquencies. Also included were impairments on equity securities of $1.

Valuation Allowances on Mortgage Loans
The following table presents additions to valuation allowances on mortgage loans.

	Three Months Ended
	March 31,
	2011	2010
Credit-related concerns	$—	$34
Held for sale
Agricultural loans	3	5
B-note participations	—	22
Mezzanine loans	—	51
Residential	—	—

Total	$3	$112

For the three months ended March 31, 2011, additions of $3 primarily related to anticipated sales of agricultural loans. Recent improvements in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific risk.

CAPITAL MARKETS RISK MANAGEMENT
The Company has a disciplined approach to managing risks associated with its capital markets and asset/liability management activities. Investment portfolio management is organized to focus investment management expertise on the specific classes of investments. The Company invests in various types of investments including derivative instruments, in order to meet its portfolio objectives. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management.
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
Market Risk
The Company is exposed to market risk associated with changes in interest rates, credit spreads including issuer defaults, equity prices or market indices, and foreign currency exchange rates. The Company is also exposed to credit and counterparty repayment risk. Derivative instruments are utilized in compliance with established Company policy and regulatory requirements and are monitored internally and reviewed by senior management. For further discussion of market risk, see the Capital Markets Risk Management section of the MD&A in The Hartford’s 2010 Form 10-K Annual Report.
Interest Rate Risk
The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios, which may include derivative instruments. For further discussion of interest rate risk, see the Interest Rate Risk discussion within the Capital Markets Risk Management section of the MD&A in The Hartford’s 2010 Form 10-K Annual Report.
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report. In addition, management evaluates performance of certain Wealth Management products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Global Annuity, Life Insurance, and Retirement Plans sections of the MD&A.
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

Credit Risk
The Company is exposed to credit risk within our investment portfolio and through counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. The Company manages credit risk through established investment credit policies which address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios. These policies are regularly reviewed and approved by the Enterprise Risk Management group and senior management. For further discussion of credit risk, see the Credit Risk section of the MD&A in The Hartford’s 2010 Form 10-K Annual Report.
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
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a small portion of Japan’s variable annuities, include a GMWB rider. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. As of March 31, 2011, U.S. GMWB account value was $44.6 billion and International GMWB account value was $2.5 billion. As of December 31, 2010, U.S. GMWB account value was $44.8 billion and International GMWB account value was $2.5 billion. A GMWB contract is “in the money” if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of March 31, 2011 and December 31, 2010, 18% and 35%, respectively, of all unreinsured U.S. GMWB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 10% and 9% “in the money” as of March 31, 2011 and December 31, 2010, respectively. For U.S. GMWB contracts that were “in the money”, the Company’s net amount at risk (i.e. GRB less account value), after reinsurance, as of March 31, 2011 and December 31, 2010, was $0.6 billion and $1.1 billion, respectively. For U.K. and Japan GMWB contracts that were “in the money”, the Company’s net amount at risk, after reinsurance, as of March 31, 2011 and December 31, 2010, was $73 and $73, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4a of the Notes to Consolidated Financial Statements.

GMDB
The majority of the Company’s U.S. variable annuity contracts include a GMDB rider. Declines in the equity markets will increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of March 31, 2011 and December 31, 2010 is $8.6 billion and $10.7 billion, respectively. However, the Company will incur these payments in the future only if the policyholder has an “in the money” GMDB at their death. As of March 31, 2011 and December 31, 2010, 59% and 70%, respectively, of all unreinsured U.S. GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 11% and 12% “in the money” as of March 31, 2011 and December 31, 2010, respectively. The Company reinsured 63% and 60% of these death benefit guarantees as of March 31, 2011 and December 31, 2010, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance), is $3.2 billion and $4.3 billion, as of March 31, 2011 and December 31, 2010, respectively.
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMDB. For the in-force block of Japan business, declines in equity markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar, the euro and other currencies will increase the Company’s liability for GMDB riders. This increase may be significant in extreme market scenarios. In general, the GMDB riders entitle the policyholder to receive the original investment value at the date of death. If the original investment value exceeds the account value upon death then the contract is “in the money”. As of March 31, 2011 and December 31, 2010, substantially all of the unreinsured Japan GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 21% and 22% “in the money” as of March 31, 2011 and December 31, 2010, respectively. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB offered in Japan is $8.0 billion and $8.8 billion as of March 31, 2011 and December 31, 2010, respectively. The Company reinsured 15% and 14% of the GMDB to a third-party reinsurer as of March 31, 2011 and December 31, 2010, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net GMDB exposure (i.e. after reinsurance) is $6.8 billion and $7.6 billion as of March 31, 2011 and December 31, 2010, respectively. Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. For additional information on the Company’s GMDB liability, see Note 7 of the Notes to Consolidated Financial Statements.
GMIB
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMIB. For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of account value, or remain in the variable sub-account. For GMIB contracts, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of March 31, 2011 and December 31, 2010, substantially all of the Japan GMIB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 15% and 17% “in the money” as of March 31, 2011 and December 31, 2010, respectively. In addition, as of March 31, 2011, 55% of retained net amount at risk is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 of the Notes to Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of March 31, 2011, as well as the retained net amount at risk. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.7	0.5
2015	7.6	1.3
2016	2.6	0.6
2017	2.9	0.7
2018 & beyond [2]	6.6	1.3

Total	$24.7	$4.4

[1]	Excludes certain GMIB products where annuitization eligibility is based on attained age.

[2]	In 2018 & beyond, $2.8 billion of the $6.6 billion is primarily associated with account value that is eligible in 2021.

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
Risk Management
The Company carefully analyzes GMDB, GMWB, GMIB, GMAB market risk exposures arising from equity markets, interest rates, implied volatility, foreign currency exchange risk, and correlation between these market risk exposures. The Company evaluates these risks both individually and in the aggregate, to determine the financial risk of its products and to judge their potential impacts on U.S. GAAP earnings, statutory surplus, and ultimately cash flow liability. The Company manages the equity market, interest rate, implied volatility and foreign currency exchange risks embedded in its products through reinsurance, customized derivatives, and dynamic hedging and macro hedging programs. In addition, the Company has increased GMWB rider fees on in-force policies, as contractually permitted. Depending upon competitors’ reactions with respect to products and related rider charges, the Company’s strategy of reducing product risk and increasing fees has and may continue to result in a decline in market share.
The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures, displayed above, by variable annuity guarantee as of March 31, 2011:

Variable Annuity Guarantee	Reinsurance	Customized Derivative	Dynamic Hedging [1]	Macro Hedging [2]
GMDB	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB				✓
GMIB				✓
GMAB				✓

[1]
Through the first quarter in 2011, the Company continued to maintain a reduced level of dynamic hedge protection on GMWB while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

[2]
As described below, the Company’s macro hedging program is not designed to provide protection against any one variable annuity guarantee program, but rather is a broad based hedge designed to provide protection against multiple guarantees and market risks, primarily focused on statutory liability and surplus volatility.

Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued in the U.S. and a portion of the GMDB issued in Japan.

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
Macro Hedging
The Company’s macro hedging program uses derivative instruments such as options, futures, swaps and forwards on equities, interest rates, and currencies to provide protection against the statutory tail scenario risk arising from U.S., U.K. and Japan GMWB, GMDB, GMIB and GMAB liabilities, on the Company’s statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. During the first quarter, the Company has decreased its currency hedging and a small portion of its shorter term equity implied volatility coverage. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.

Based on the construction of the Company’s derivative hedging program (both dynamic and macro hedge), which can change based on capital market conditions, and changes in the hedging program, underlying exposures and other factors, an independent change in the following capital market factors is likely to have the following impacts. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Each of the sensitivities set forth below is estimated individually under the indicated level of market movement and from the market levels at December 31, 2010 and March 31, 2011, and without consideration of any correlation among the key assumptions. The Company continues to develop a long-term hedging strategy for its Japan variable annuity exposures. As the Company implements this strategy, the sensitivities will change to reflect the impact of the hedge program. Once the costs of this strategy become more certain, the Company will update its estimates of hedging costs in its models for determining future gross profits which could result in write-offs of deferred acquisition costs. In addition, there are other factors, including other changes to the underlying hedging program, policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the GMWB liability. As a result, these sensitivities do not necessarily reflect the financial impact from large shifts in the underlying indices or when multiple risk factors are impacted. Actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Pre-Tax/DAC Gain (Loss)
Net Impact
	Net Impact			GMWB
	GMWB Liability			Liability and
	and Dynamic	Macro Hedge	Total Net	Dynamic Hedge	Macro Hedge	Total Net
	Hedge Program	Program	Impact	Program	Program	Impact
	Expected for first quarter 2011 based on			Expected for second quarter 2011 based on
Capital Market Factor	December 31, 2010			March 31, 2011
Equity markets increase / decrease 1% [1] [2]	$(0) / $0	$(26) / $26	$(26) / $26	$(0) / $0	$(23) / $23	$(23) / $23
Volatility increases / decreases 1% [3]	$(26) / $26	$15 / $(15)	$(11) / $11	$(23) / $23	$8 / $(8)	$(15) / $15
Interest rates increase / decrease 1 basis point [4]	$2 / $(2)	$(2) / $2	$0 / $(0)	$1 / $(1)	$(2) / $2	$1 / $(1)
Yen strengthens / weakens 1% versus all other currencies [5]	—	$57 / $(57)	$57 / $(57)	—	$48 / $(48)	$48 / $(48)

[1]	Represents the aggregate net impact of a 1% increase or decrease in broadly traded global equity indices.

[2]	Due to the structure of the macro hedging program, the decrease in equity sensitivity was primarily due to equity markets rallying during the first quarter of 2011.

[3]
Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations for broadly traded global equity indices. The decrease in volatility sensitivity was primarily due to a small reduction of shorter term equity implied volatility coverage in our macro hedge program.

[4]	Represents the aggregate net impact of a 1 basis point parallel shift on the global LIBOR yield curve.

[5]
Represents the aggregate net impact which includes other non-Macro FX hedges of a 1% strengthening or weakening in the yen compared to all other currencies. Due to the structure of the macro hedging program, the decrease in currency sensitivity was primarily due to the unwinding of certain currency positions and a weakened Yen during the quarter.

During the quarter ended March 31, 2011, the Company incurred a net realized pre-tax loss of $348 on GMWB liabilities, net of reinsurance and the dynamic and macro hedging programs; this was driven primarily by a weakened yen by approximately 2% against the dollar and 8% against the Euro and increases in equity levels of approximately 5%, partially offset by decreases in volatility of approximately 2%. The table below provides a predicted pre-tax net realized loss calculated using the Company’s sensitivities expected for the first quarter disclosed above, as compared to the actual net changes:

Predicted Earnings Impact
Three Months Ended
GMWB Net Liability and Dynamic and Global Macro Programs	March 31, 2011
Equity markets increased approximately 5%	$(130)
Volatility decreased approximately 2%	22
Interest rates increased approximately 20 basis points	—
Yen weakened approximately 2% against USD and 8% against euro	(285)

Total implied pre-tax net realized gain/(loss) [2]	$(393)

Actual reported pre-tax net realized gain/(loss) [1] [2]	$(348)

[1]	The actual reported pre-tax net realized gain/(loss) of ($348) includes a loss of $62 from other FX hedges that are disclosed in the “Other” net gain/(loss) line of the Realized gains(losses) table.

[2]
The difference between actual reported result and the implied pre-tax net realized gain/(loss) represents the aggregate net impact of the following factors: (i) non-parallel shifts in capital market factors, (ii) shifts that are not equal in size to those assumed in the calculation of the sensitivities or available information is not sufficiently detailed enough to determine the impacts, and (iii) other factors, including policyholder behavior, variation in underlying fund performance relative to the hedged indices, changes in the Hartford’s own credit, policyholder behavior assumption updates, rebalancing activities of macro hedges during the three months ended March 31, 2011, the impact of elapsed time on macro hedge assets, and changes in Non-U.S. GMWB fair value liabilities. This difference may vary materially from quarter-to-quarter.

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

•
Similarly, for guaranteed benefits (GMDB, GMIB and GMWB) reinsured from our international operations to our U.S. insurance subsidiaries, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin can be materially affected by a variety of factors, both market and non-market. Market factors include declines in various equity market indices and interest rates, changes in value of the yen versus other global currencies, difference in the performance of variable subaccounts relative to indices, and increases in realized equity, interest rate, and currency volatilities. Non-market factors include actual and estimated policyholder behavior experience as it pertains to lapsation, withdrawals, mortality, and annuitization. Risk mitigation activities, such as hedging, may also result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can increase or decrease at a greater than linear rate.

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
The Company has reinsured approximately 20% of its risk associated with U.S. GMWB and 63% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital market. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. In order to manage its currency exposures, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows as fair value associated with certain foreign denominated fixed maturities declines. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities.
Liabilities
The Company issued non-U.S. dollar denominated funding agreement liability contracts, and hedges the foreign currency risk associated with these liability contracts with currency rate swaps.
The yen based fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. In 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the March 31, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $2.2 billion at March 31, 2011, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $500, maturity of senior notes of $400, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $180, and preferred stock dividends of approximately $42.
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
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to its U.S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the Plan for 2011 and the funding requirements for all of its pension plans are expected to be immaterial. The Company presently anticipates contributing approximately $200 to its pension plans in 2011, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $83 in dividends to HLI in 2011 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. For the three months ended March 31, 2011, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $412 in dividends from its property-casualty insurance subsidiaries.
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
Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	March 31,	December 31,	March 31,	December 31,
Description	Date	Date	2011	2010	2011	2010
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
5-year revolving credit facility	8/9/07	8/9/12	1,900	1,900	—	—

Total Commercial Paper and Revolving Credit Facility			$3,900	$3,900	$—	$—

The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At March 31, 2011, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $23.5 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At March 31, 2011, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 17%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of March 31, 2011, the Company was in compliance with all such covenants.
The Hartford’s Japan operations also maintain two lines of credit in support of the subsidiary operations. Both lines of credit are in the amount of $60, or ¥5 billion, and individually have expiration dates of September 30, 2011 and January 4, 2012.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2011, is $584. Of this $584 the legal entities have posted collateral of $499 in the normal course of business. Based on derivative market values as of March 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $40 to be posted as collateral. Based on derivative market values as of March 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $71 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we may be required to post is primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of March 31, 2011 was $15.1 billion with a corresponding fair value of $156. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $5.0 billion and a fair value of $90, for which the Company has a contractual right to make a collateral payment in the amount of approximately $62 to prevent its termination.

Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2010 Form 10-K Annual Report.
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
Property & Casualty Operations
Property & Casualty Operations holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs.
The following table summarizes Property & Casualty Operations’ fixed maturities, short-term investments, and cash, as of March 31, 2011:

Fixed maturities	$25,225
Short-term investments	933
Cash	194
Less: Derivative collateral	(195)

Total	$26,157

Liquidity requirements that are unable to be funded by Property & Casualty’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $69 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
The following table summarizes Operations’ fixed maturities, short-term investments, and cash, as of March 31, 2011:

Fixed maturities	$53,998
Short-term investments	4,398
Cash	2,119
Less: Derivative collateral	(1,297)
Cash associated with Japan variable annuities	(706)

Total	$58,512

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

As of
March 31,
Contractholder Obligations	2011
Total Life contractholder obligations	$259,180
Less: Separate account assets [1]	(164,043)
International statutory separate accounts [1]	(32,297)

General account contractholder obligations	$62,840

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$28,493
Fixed MVA annuities [3]	10,326
International fixed MVA annuities	2,622
Guaranteed investment contracts (“GIC”) [4]	858
Other [5]	20,541

General account contractholder obligations	$62,840

[1]
In the event customers elect to surrender separate account assets or international statutory separate accounts, Life Operations will use the proceeds from the sale of the assets to fund the surrender, and Life Operations’ liquidity position will not be impacted. In many instances Life Operations will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life Operations’ liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease Life Operations’ obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life Operations’ liquidity requirements.

[3]
Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

[4]
GICs are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment reflects changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit Life Operations’ liquidity requirements in the event of a surrender.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s off-balance sheet arrangements and aggregate contractual obligations since the filing of the Company’s 2010 Form 10-K Annual Report.

Capitalization
The capital structure of The Hartford as of March 31, 2011 and December 31, 2010 consisted of debt and stockholders’ equity, summarized as follows:

	March 31,	December 31,
	2011	2010	Change
Short-term debt (includes current maturities of long-term debt and capital lease obligations)	$400	$400	—
Long-term debt	6,210	6,207	—

Total debt [1]	6,610	6,607	—
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	21,763	21,312	2%
AOCI, net of tax	(764)	(1,001)	24%

Total stockholders’ equity	$20,999	$20,311	3%
Total capitalization including AOCI	$27,609	$26,918	3%

Debt to stockholders’ equity	31%	33%
Debt to capitalization	24%	25%

[1]
Total debt of the Company excludes $382 of consumer notes as of March 31, 2011 and December 31, 2010, and $25 of Federal Home Loan Bank advances recorded in other liabilities as of March 31, 2011 and December 31, 2010.

The Hartford’s total capitalization increased $691, or 3%, from December 31, 2010 to March 31, 2011 due to improvements in AOCI and increases in stockholders’ equity, excluding AOCI. AOCI, net of tax, improved primarily due to decreases in net unrealized losses on available-for-sale securities of $315 primarily as a result of improved security valuations largely due to credit spread tightening, partially offset by rising interest rates. The increase in stockholders’ equity, excluding AOCI, was primarily due to net income of $511.
For additional information on equity and AOCI, net of tax, see Notes 15 and 16, respectively, of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.

	Three Months Ended
	March 31,
Cash Flows	2011	2010
Net cash provided by operating activities	$474	$488
Net cash provided by investing activities	254	99
Net cash used for financing activities	(451)	(652)
Cash — end of period	2,317	2,079
Cash from operating activities compared to the prior year period decreased as a result of lower net investment income on available-for-sale securities, excluding limited partnerships and other alternative investments.
Cash used for investing activities in 2011 primarily relates to net proceeds of available-for-sale securities of $1.3 billion, partially offset by net payments on derivatives of $465 and net purchases of mortgage loans of $256. Cash provided by investing activities in 2010 primarily relates to $708 of net proceeds from sales of mortgage loans, partially offset by $346 of net purchases of available-for-sale securities and $252 of net payments on derivatives.
Cash used for financing activities in 2011 consists primarily of $418 of net outflows on investment and universal life-type contracts. In the comparable prior period of 2010, cash used for financing activities was primarily related to the redemption of preferred stock issued to the U.S. Treasury of $3.4 billion, repayments of consumer notes of $302 and net outflows on investment and universal life-type contracts in 2010. Partially offsetting the decreases were proceeds from the issuance of $1.1 billion in aggregate senior notes, issuance of common stock under a public offering of $1.6 billion and issuance of mandatory convertible preferred stock of $556.
Operating cash flows for the three months ended March 31, 2011 and 2010 have been adequate to meet liquidity requirements.
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
On February 25, 2011, Fitch Ratings announced that it had affirmed the issuer default ratings, debt and insurer financial strength ratings for the Company and its primary life and property-casualty insurance subsidiaries, and had revised the Company’s ratings outlook to stable.
On March 23, 2011, Standard & Poor’s Ratings Services announced that it had affirmed the counterparty credit rating of the Company, and the counterparty credit and financial strength ratings on the operating subsidiaries, and had revised the Company’s ratings outlook to stable.
On April 12, 2011, A.M. Best announced that it had affirmed the issuer credit rating of the Company and revised the Company’s ratings outlook to stable. Additionally, A.M. Best affirmed the financial strength ratings and issuer credit ratings of the primary life insurance subsidiaries. The outlook for issuer credit rating of the primary life insurance subsidiaries was revised to stable from negative, while the outlook for the financial strength rating remained stable. A.M. Best also affirmed the issuer credit ratings and financial strength rating of the primary property-casualty insurance subsidiaries and maintained a stable outlook.
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 26, 2011.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2010 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2011 is an estimate, as the first quarter 2011 statutory filings have not yet been made.

	March 31,	December 31,
	2011	2010
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,931	$7,731
Property and casualty insurance subsidiaries	7,883	7,721

Total	$15,814	$15,452

Total statutory capital and surplus increased by $362 primarily due to a combined statutory net income of $1.0 billion for the property and casualty subsidiaries and U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, partially offset by dividends to the HFSG Holding Company of $412 and a combined net impact of unrealized losses of approximately $200 for the property and casualty subsidiaries and U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries.
The Company also holds regulatory capital and surplus for its operations in Japan. Using the investment in subsidiary accounting requirements defined in the U.S. National Association of Insurance Commissioners Statements of Statutory Accounting Practices, the Company’s statutory capital and surplus attributed to the Japan operations was $1.3 billion and $1.2 billion as of March 31, 2011 and December 31, 2010, respectively. However, under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion as of March 31, 2011 and December 31, 2010.
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
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” If we are designated as a systemically important institution, we could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program.
A number of provisions of the Dodd-Frank Act affect us solely due to our status as a savings and loan holding company. For example, under the Dodd-Frank Act, the OTS will be dissolved. The Federal Reserve will regulate us as a holding company, and the OCC will regulate our thrift subsidiary, Federal Trust Bank. Because of our status as a savings and loan holding company or if we are designated a systemically important institution, the Dodd-Frank Act may also restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like us, control insured depository institutions, as well as additional regulation of compensation.
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
FY 2012, Budget of the United States Government
On February 15, 2011, the Obama Administration released its “FY 2012, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a “Financial Crisis Responsibility Fee,” of $30 billion, in the aggregate, over 10 years on large financial institutions, including The Hartford.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2010 Form 10-K Annual Report and Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2011.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The settlement is contingent upon the execution of a final settlement agreement and preliminary and final court approval.
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
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and, has moved to dismiss the Delaware action, and intends to move to dismiss the New Jersey action.
Asbestos and Environmental Claims — As discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Reserving for Asbestos and Environmental Claims within Other Operations,” The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the ended December 31, 2010, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2011:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average Price	Part of Publicly	May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs
				(in millions)
January 1, 2011 — January 31, 2011	538	$23.10	—	$807
February 1, 2011 — February 28, 2011	—	$—	—	807
March 1, 2011 — March 31, 2011	167,433	$29.28	—	807

Total	167,971	$29.26	—	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
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
See Exhibits Index on page 109.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date: May 2, 2011	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2011
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