Form 10-Q
period 2011-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2011-08-03
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 28, 2011 there were outstanding 445,440,449 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Item	Description	Page

	Part I. FINANCIAL INFORMATION

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Statements of Operations — For the Three and Six Months Ended June 30, 2011 and 2010	6

	Condensed Consolidated Balance Sheets — As of June 30, 2011 and December 31, 2010	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity — For the Six Months Ended June 30, 2011 and 2010	8

	Condensed Consolidated Statements of Comprehensive Income — For the Three and Six Months Ended June 30, 2011 and 2010	9

	Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2011 and 2010	10

	Notes to Condensed Consolidated Financial Statements	11

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60

3.	Quantitative and Qualitative Disclosures About Market Risk	119

4.	Controls and Procedures	119

	Part II. OTHER INFORMATION

1.	Legal Proceedings	120

1A.	Risk Factors	122

2.	Unregistered Sales of Equity Securities and Use of Proceeds	122

6.	Exhibits	122

	Signature	123

	Exhibits Index	124

Exhibit 10.01
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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2010 Form 10-K Annual Report. These important risks and uncertainties include:
•	challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns, including the potential consequences associated with downgrades to the credit ratings of debt issued by the United States government, and other developments on financial, commodity and credit markets and consumer spending and investment;
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

•	volatility in our earnings resulting from our adjustment of our risk management program to emphasize protection of statutory surplus, and cash flows;
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

•
the restrictions, oversight, costs and other consequences of being a savings and loan holding company, including from the supervision, regulation and examination by The Federal Reserve as the Company’s regulator and the Office of the Controller of the Currency as regulator of Federal Trust Bank;

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which will, among other effects, vest a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, and may affect our ability as a savings and loan holding company to manage our general account by limiting or eliminating investments in certain private equity and hedge funds;

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
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010 and statements of changes in stockholders’ equity, and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 3, 2011

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,545	$3,506	$7,064	$7,033
Fee income	1,219	1,186	2,428	2,366
Net investment income (loss):
Securities available-for-sale and other	1,104	1,148	2,212	2,202
Equity securities, trading	(597)	(2,649)	206	(1,948)

Total net investment income (loss)	507	(1,501)	2,418	254
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(31)	(292)	(150)	(632)
OTTI losses recognized in other comprehensive income	8	184	72	372

Net OTTI losses recognized in earnings	(23)	(108)	(78)	(260)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	92	117	(256)	(5)

Total net realized capital gains (losses)	69	9	(334)	(265)
Other revenues	61	65	125	129

Total revenues	5,401	3,265	11,701	9,517

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,976	3,592	7,154	6,725
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	(597)	(2,649)	206	(1,948)
Amortization of deferred policy acquisition costs and present value of future profits	835	935	1,499	1,582
Insurance operating costs and other expenses	1,224	1,111	2,344	2,226
Interest expense	128	132	256	252

Total benefits, losses and expenses	5,566	3,121	11,459	8,837
Income (loss) from continuing operations before income taxes	(165)	144	242	680
Income tax expense (benefit)	(269)	(31)	(211)	185

Income from continuing operations, net of tax	104	175	453	495
Income (loss) from discontinued operations, net of tax	(80)	(99)	82	(100)

Net income	$24	$76	$535	$395

Preferred stock dividends and accretion of discount	11	11	21	494

Net income (loss) available to common shareholders	$13	$65	$514	$(99)

Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.21	$0.37	$0.97	$—
Diluted	$0.19	$0.34	$0.89	$—

Net income (loss) available to common shareholders per common share
Basic	$0.03	$0.15	$1.16	$(0.24)
Diluted	$0.03	$0.14	$1.06	$(0.24)

Cash dividends declared per common share	$0.10	$0.05	$0.20	$0.10

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In millions, except for share and per share data)	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $77,367 and $78,419) (includes variable interest entity assets, at fair value, of $177 and $406)	$78,132	$77,820
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $333 and $323)	1,227	649
Equity securities, trading, at fair value (cost of $32,774 and $33,899)	32,278	32,820
Equity securities, available-for-sale, at fair value (cost of $1,070 and $1,013)	1,081	973
Mortgage loans (net of allowances for loan losses of $171 and $155)	5,304	4,489
Policy loans, at outstanding balance	2,188	2,181
Limited partnerships and other alternative investments (includes variable interest entity assets of $7 and $14)	2,028	1,918
Other investments	973	1,617
Short-term investments	8,861	8,528

Total investments	132,072	130,995
Cash	1,898	2,062
Premiums receivable and agents’ balances, net	3,418	3,273
Reinsurance recoverables, net	4,851	4,862
Deferred policy acquisition costs and present value of future profits	9,584	9,857
Deferred income taxes, net	3,362	3,725
Goodwill	1,036	1,051
Property and equipment, net	1,020	1,150
Other assets	2,743	1,629
Separate account assets	157,485	159,742

Total assets	$317,469	$318,346

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$40,184	$39,598
Other policyholder funds and benefits payable	44,073	44,550
Other policyholder funds and benefits payable — international variable annuities	32,237	32,793
Unearned premiums	5,315	5,176
Short-term debt	400	400
Long-term debt	6,214	6,207
Consumer notes	368	382
Other liabilities (includes variable interest entity liabilities of $439 and $394)	9,518	9,187
Separate account liabilities	157,485	159,742

Total liabilities	295,794	298,035
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,754,771 shares issued	5	5
Additional paid-in capital	10,393	10,448
Retained earnings	12,503	12,077
Treasury stock, at cost — 24,468,484 and 25,205,283 shares	(1,705)	(1,774)
Accumulated other comprehensive loss, net of tax	(77)	(1,001)

Total stockholders’ equity	21,675	20,311

Total liabilities and stockholders’ equity	$317,469	$318,346

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended
	June 30,
(In millions, except for share data)	2011	2010
	(Unaudited)
Preferred Stock, at beginning of period	$556	$2,960
Issuance of mandatory convertible preferred stock	—	556
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	440
Redemption of preferred stock issued to the U.S. Treasury	—	(3,400)

Preferred Stock, at end of period	556	556

Common Stock	5	5

Additional Paid-in Capital, at beginning of period	10,448	8,985
Issuance of common shares under public offering	—	1,599
Issuance of shares under incentive and stock compensation plans	(45)	(108)
Tax expense on employee stock options and awards	(10)	(6)

Additional Paid-in Capital, at end of period	10,393	10,470

Retained Earnings, at beginning of period, before cumulative effect of accounting change, net of tax	12,077	11,164
Cumulative effect of accounting change, net of tax	—	26

Retained Earnings, at beginning of period, as adjusted	12,077	11,190
Net income	535	395
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	(440)
Dividends on preferred stock	(21)	(54)
Dividends declared on common stock	(88)	(42)

Retained Earnings, at end of period	12,503	11,049

Treasury Stock, at Cost, at beginning of period	(1,774)	(1,936)
Issuance of shares under incentive and stock compensation plans from treasury stock	76	129
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(3)

Treasury Stock, at Cost, at end of period	(1,705)	(1,810)

Accumulated Other Comprehensive Loss, Net of Tax, at beginning of period	(1,001)	(3,312)
Total other comprehensive income	924	1,933

Accumulated Other Comprehensive Loss, Net of Tax, at end of period	(77)	(1,379)

Noncontrolling Interest, at beginning of period	—	29
Recognition of noncontrolling interest in other liabilities	—	(29)

Noncontrolling Interest, at end of period	—	—

Total Stockholders’ Equity	$21,675	$18,891

Preferred Shares Outstanding, at beginning of period (in thousands)	575	3,400
Redemption of shares issued to the U.S. Treasury	—	(3,400)
Issuance of mandatory convertible preferred shares	—	575

Preferred Shares Outstanding, at end of period	575	575

Common Shares Outstanding, at beginning of period (in thousands)	444,549	383,007
Issuance of shares under public offering	—	59,590
Issuance of shares under incentive and stock compensation plans	972	1,639
Return of shares under incentive and stock compensation plans and other to treasury stock	(235)	(125)

Common Shares Outstanding, at end of period	445,286	444,111

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Comprehensive Income
Net income	$24	$76	$535	$395

Other comprehensive income (loss)
Change in net unrealized gain / loss on securities	536	719	846	1,578
Change in OTTI losses recognized in other comprehensive income	(4)	21	1	53
Change in net gain / loss on cash-flow hedging instruments	71	163	3	229
Change in foreign currency translation adjustments	58	77	26	41
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	26	18	48	32

Total other comprehensive income	687	998	924	1,933

Total comprehensive income	$711	$1,074	$1,459	$2,328

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
(In millions)	2011	2010
	(Unaudited)
Operating Activities
Net income	$535	$395
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,499	1,589
Additions to deferred policy acquisition costs and present value of future profits	(1,306)	(1,338)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	651	200
Change in reinsurance recoverables	(33)	162
Change in receivables and other assets	(339)	72
Change in payables and accruals	87	(342)
Change in accrued and deferred income taxes	(416)	(128)
Net realized capital losses	215	265
Net disbursements from investment contracts related to policyholder funds — international variable annuities	(556)	(2,137)
Net decrease in equity securities, trading	542	2,138
Depreciation and amortization	384	315
Goodwill impairment	—	153
Other operating activities, net	(299)	(144)

Net cash provided by operating activities	964	1,200
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	18,076	23,292
Fixed maturities, fair value option	1	—
Equity securities, available-for-sale	122	158
Mortgage loans	228	1,297
Partnerships	106	249
Payments for the purchase of:
Fixed maturities, available-for-sale	(17,295)	(23,796)
Fixed maturities, fair value option	(534)	—
Equity securities, available-for-sale	(192)	(100)
Mortgage loans	(1,075)	(69)
Partnerships	(128)	(135)
Proceeds from business sold	278	130
Derivatives, net	(300)	584
Change in policy loans, net	(7)	(8)
Change in payables for collateral under securities lending, net	—	(46)
Other investing activities, net	(87)	44

Net cash provided by (used for) investing activities	(807)	1,600
Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,840	6,410
Withdrawals and other deductions from investment and universal life-type contracts	(11,701)	(11,183)
Net transfers from separate accounts related to investment and universal life-type contracts	5,649	4,120
Proceeds from issuance of long-term debt	—	1,090
Repayments at maturity for long-term debt and payments on capital lease obligations	—	(343)
Repayments at maturity or settlement of consumer notes	(14)	(684)
Net proceeds from issuance of mandatory convertible preferred stock	—	556
Net proceeds from issuance of common shares under public offering	—	1,600
Redemption of preferred stock issued to the U.S. Treasury	—	(3,400)
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	2	14
Dividends paid on preferred stock	(21)	(64)
Dividends paid on common stock	(64)	(40)
Changes in bank deposits and payments on bank advances	(10)	(43)

Net cash provided by (used for) financing activities	(319)	(1,967)
Foreign exchange rate effect on cash	(2)	23
Net increase (decrease) in cash	(164)	856
Cash — beginning of period	2,062	2,142

Cash — end of period	$1,898	$2,998

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$246	$248
Interest paid	$250	$233
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
The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in The Hartford’s 2010 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further discussions on variable interest entities see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Discontinued Operations
The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. See Note 12 of the Notes to Condensed Consolidated Financial Statements for information on the specific subsidiaries and related impacts.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Tax expense (benefit) at U.S. Federal statutory rate	$(58)	$50	$85	$238
Tax-exempt interest	(38)	(38)	(75)	(78)
Dividends-received deduction	(90)	(40)	(127)	(81)
Valuation allowance	(89)	—	(91)	86
Other	6	(3)	(3)	20

Income tax expense (benefit)	$(269)	$(31)	$(211)	$185

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
The Company’s unrecognized tax benefits were unchanged during the six months ended June 30, 2011, remaining at $48 as of June 30, 2011. This entire amount, if it were recognized, would affect the effective tax rate for the applicable periods.
The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Audits have been concluded for all years through 2006. The audit of the years 2007 - 2009 commenced during 2010 and is expected to conclude by the end of 2012. In addition, in the second quarter of 2011 the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $82, relating mostly to foreign net operating losses, as of June 30, 2011 and was $173 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and taxable income in prior carry back years, as well as tax planning strategies that include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and sales of certain corporate assets. Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $86, or 100% of the valuation allowance associated with investment realized capital losses during the three months ended June 30, 2011. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
Included in the Company’s June 30, 2011 deferred tax asset of $3.4 billion is $3.0 billion relating to items treated as ordinary for federal income tax purposes, and $356 for items classified as capital in nature. The $356 of capital items is comprised of $618 of gross deferred tax assets related to realized capital losses and $262 of gross deferred tax liabilities related to unrealized capital gains.
Also, for the six months ended June 30, 2010, the Company incurred a charge of $19 related to a decrease in deferred tax assets as a result of federal legislation that will reduce the tax deduction available to the Company related to retiree health care costs beginning in 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except for per share data)	2011	2010	2011	2010
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$104	$175	$453	$495
Less: Preferred stock dividends and accretion of discount	11	11	21	494

Income from continuing operations, net of tax, available to common shareholders	93	164	432	1
Add: Dilutive effect of preferred stock dividends	—	—	—	—

Income from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$93	$164	$432	$1

Income (loss) from discontinued operations, net of tax	$(80)	$(99)	$82	$(100)

Net income
Net income	$24	$76	$535	$395
Less: Preferred stock dividends and accretion of discount	11	11	21	494

Net income (loss) available to common shareholders	13	65	514	(99)
Add: Dilutive effect of preferred stock dividends	—	—	21	—

Net income (loss) available to common shareholders and assumed conversion of preferred shares	$13	$65	$535	$(99)

Shares
Weighted average common shares outstanding, basic	445.1	443.9	444.9	418.8

Dilutive effect of warrants	36.3	35.2	38.6	—
Dilutive effect of stock compensation plans	1.0	1.1	1.4	—
Dilutive effect of mandatory convertible preferred shares	—	—	20.7	—

Weighted average shares outstanding and dilutive potential common shares	482.4	480.2	505.6	418.8

Earnings (loss) per common share
Basic
Income from continuing operations, net of tax, available to common shareholders	$0.21	$0.37	$0.97	$—
Income (loss) from discontinued operations, net of tax	(0.18)	(0.22)	0.19	(0.24)

Net income (loss) available to common shareholders	$0.03	$0.15	$1.16	$(0.24)

Diluted
Income from continuing operations, net of tax, available to common shareholders	$0.19	$0.34	$0.89	$—
Income (loss) from discontinued operations, net of tax	(0.16)	(0.20)	0.17	(0.24)

Net income (loss) available to common shareholders	$0.03	$0.14	$1.06	$(0.24)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Common Share (continued)
The declaration of a quarterly common stock dividend of $0.10 during the first and second quarter of 2011 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at June 30, 2011, March 31, 2011 and December 31, 2010 was $9.754, $9.773 and $9.790, respectively.
For the three months ended June 30, 2011, 20.7 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 503.1 million.
For the six months ended June 30, 2011, the diluted earnings per share calculation on income from continuing operations, net of tax, available to common shareholders was calculated using 484.9 million weighted average common shares outstanding and dilutive potential common shares, as the inclusion of 20.7 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive.
For the three months ended June 30, 2010, 20.8 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 501.0 million.
As a result of the net loss available to common shareholders for the six months ended June 30, 2010, the Company is required to use basic weighted average common shares outstanding in the calculation of the six months ended June 30, 2010 diluted loss per share, since the inclusion of 34.4 million shares for warrants, 1.2 million shares for stock compensation plans and 12.1 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. In the absence of the net loss available to common shareholders and assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 466.5 million.

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
Mutual Funds
Mutual Funds offers retail mutual funds, investment-only mutual funds and college savings plans under Section 529 of the Code (collectively referred to as non-proprietary) and proprietary mutual funds supporting insurance products issued by The Hartford.
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
Financial Measures and Other Segment Information
The following table presents net income (loss) for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Property & Casualty Commercial	$121	$270	$448	$476
Group Benefits	41	48	52	99
Consumer Markets	(174)	(13)	(64)	43
Global Annuity	228	(114)	278	(34)
Life Insurance	66	103	101	127
Retirement Plans	30	14	45	8
Mutual Funds	27	23	55	49
Corporate and Other	(315)	(255)	(380)	(373)

Net income	$24	$76	$535	$395

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$685	$573	$1,350	$1,148
Property	134	137	269	277
Automobile	145	151	291	303
Package business	285	282	568	561
Liability	134	135	269	274
Fidelity and surety	54	57	109	113
Professional liability	80	80	159	163

Total Property & Casualty Commercial	1,517	1,415	3,015	2,839
Group Benefits
Group disability	516	502	993	1,033
Group life and accident	511	514	1,028	1,026
Other	49	58	99	117

Total Group Benefits	1,076	1,074	2,120	2,176
Consumer Markets
Automobile	657	711	1,329	1,424
Homeowners	282	284	566	567

Total Consumer Markets [1]	939	995	1,895	1,991
Global Annuity
Variable annuity	631	628	1,270	1,228
Fixed / MVA and other annuity	17	11	27	23
Institutional investment products	(3)	4	(2)	17

Total Global Annuity	645	643	1,295	1,268
Life Insurance
Variable life	91	101	182	203
Universal life	109	104	215	209
Term / other life	12	11	24	24
PPLI	45	43	89	83

Total Life Insurance	257	259	510	519
Retirement Plans
401(k)	88	80	172	156
Government plans	13	9	26	20

Total Retirement Plans	101	89	198	176
Mutual Funds
Non-proprietary	161	152	323	303
Proprietary	14	15	30	31

Total Mutual Funds	175	167	353	334
Corporate and Other	54	50	106	96

Total earned premiums, fees, and other considerations	4,764	4,692	9,492	9,399
Net investment income (loss):
Securities available-for-sale and other	1,104	1,148	2,212	2,202
Equity securities, trading	(597)	(2,649)	206	(1,948)

Total net investment income (loss)	507	(1,501)	2,418	254
Net realized capital gains (losses)	69	9	(334)	(265)
Other revenues	61	65	125	129

Total revenues	$5,401	$3,265	$11,701	$9,517

[1]
For the three months ended June 30, 2011 and 2010, AARP members accounted for earned premiums of $694 and $716, respectively. For the six months ended June 30, 2011 and 2010, AARP members accounted for earned premiums of $1.4 billion.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and six months ended June 30, 2011 and 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

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

	June 30, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,297	$—	$2,845	$452
CDOs	2,575	—	—	2,575
CMBS	7,277	—	6,623	654
Corporate	41,629	—	39,519	2,110
Foreign government/government agencies	1,864	—	1,813	51
States, municipalities and political subdivisions (“Municipal”)	12,781	—	12,501	280
RMBS	5,214	—	4,100	1,114
U.S. Treasuries	3,495	411	3,084	—

Total fixed maturities, AFS	78,132	411	70,485	7,236
Fixed maturities, FVO	1,227	—	671	556
Equity securities, trading	32,278	2,227	30,051	—
Equity securities, AFS	1,081	377	604	100
Derivative assets
Credit derivatives	(3)	—	(17)	14
Equity derivatives	3	—	—	3
Foreign exchange derivatives	428	—	428	—
Interest rate derivatives	23	—	(25)	48
Other derivative contracts	30	—	—	30

Total derivative assets [1]	481	—	386	95
Short-term investments	8,861	327	8,534	—
Separate account assets [2]	153,140	116,044	36,028	1,068

Total assets accounted for at fair value on a recurring basis	$275,200	$119,386	$146,759	$9,055

Percentage of level to total	100%	43%	54%	3%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Equity linked notes	$(10)	$—	$—	$(10)
Derivative liabilities
Credit derivatives	(478)	—	(62)	(416)
Equity derivatives	3	—	—	3
Foreign exchange derivatives	214	—	214	—
Interest rate derivatives	(254)	—	(213)	(41)

Total derivative liabilities [3]	(515)	—	(61)	(454)
Other liabilities	(44)	—	—	(44)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(573)	$—	$(61)	$(512)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of June 30, 2011, $410 of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of June 30, 2011, excludes approximately $4 billion of investment sales receivable that are not subject to fair value accounting.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2011 and December 31, 2010, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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
For most of the Company’s debt securities, the following inputs are typically used in the Company’s pricing methods: reported trades, benchmark yields, bids and/or estimated cash flows. For securities, except U.S. Treasuries, inputs also include issuer spreads, which may consider credit default swap curves. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll forwards for the three and six months ending June 30, 2011 and 2010, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.
For the three months ended June 30, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of March 31, 2011	$446	$2,674	$741	$2,096	$63	$276	$1,124	$7,420
Total realized/unrealized gains (losses)
Included in net income [1]	(1)	—	13	(6)	—	—	—	6
Included in OCI [2]	17	10	34	27	1	9	(16)	82
Purchases	—	—	—	35	—	—	25	60
Settlements	(7)	(43)	(20)	(42)	(1)	—	(33)	(146)
Sales	(2)	(66)	(193)	(61)	(3)	(2)	—	(327)
Transfers into Level 3 [3]	19	—	79	78	—	—	14	190
Transfers out of Level 3 [3]	(20)	—	—	(17)	(9)	(3)	—	(49)

Fair value as of June 30, 2011	$452	$2,575	$654	$2,110	$51	$280	$1,114	$7,236

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1]	$(1)	$—	$13	$(6)	$—	$—	$—	$6

			Freestanding Derivatives [4]
	Fixed	Equity			Interest	Other	Total Free-
	Maturities	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of March 31, 2011	$579	$80	$(382)	$5	$9	$31	$(337)	$1,207
Total realized/unrealized gains (losses)
Included in net income [1]	(22)	—	(17)	1	(2)	(1)	(19)	5
Included in OCI [2]	—	2	—	—	—	—	—	—
Purchases	—	24	—	—	—	—	—	(94)
Settlements	(1)	—	(3)	—	—	—	(3)	—
Sales	—	(1)	—	—	—	—	—	(22)
Transfers into Level 3 [3]	—	—	—	—	—	—	—	3
Transfers out of Level 3 [3]	—	(5)	—	—	—	—	—	(31)

Fair value as of June 30, 2011	$556	$100	$(402)	$6	$7	$30	$(359)	$1,068

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1]	$(22)	$—	$(19)	$1	$(2)	$(1)	$(21)	$4

Liabilities	Equity Linked Notes	Other Liabilities	Consumer Notes
Fair value as of March 31, 2011	$(10)	$(51)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	—	7	1

Fair value as of June 30, 2011	$(10)	$(44)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1]	$—	$7	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
For the six months ended June 30, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2011	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489
Total realized/unrealized gains (losses)
Included in net income [1]	(6)	(15)	11	(28)	—	—	(9)	(47)
Included in OCI [2]	37	123	147	19	1	9	25	361
Purchases	—	—	—	52	2	—	25	79
Settlements	(18)	(78)	(30)	(73)	(2)	—	(67)	(268)
Sales	(2)	(66)	(315)	(134)	(5)	(2)	(16)	(540)
Transfers into Level 3 [3]	68	30	152	273	11	4	14	552
Transfers out of Level 3 [3]	(104)	—	—	(128)	(12)	(3)	(143)	(390)

Fair value as of June 30, 2011	$452	$2,575	$654	$2,110	$51	$280	$1,114	$7,236

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1]	$(6)	$(15)	$11	$(28)	$—	$—	$(9)	$(47)

			Freestanding Derivatives [4]
	Fixed	Equity			Interest	Other	Total Free-
	Maturities	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of January 1, 2011	$522	$154	$(390)	$4	$(53)	$32	$(407)	$1,247
Total realized/unrealized gains (losses)
Included in net income [1]	36	(10)	(6)	2	(5)	(2)	(11)	24
Included in OCI [2]	—	1	—	—	—	—	—	—
Purchases	—	37	1	—	64	—	65	34
Settlements	(2)	—	(7)	—	1	—	(6)	—
Sales	—	(1)	—	—	—	—	—	(169)
Transfers into Level 3 [3]	—	—	—	—	—	—	—	12
Transfers out of Level 3 [3]	—	(81)	—	—	—	—	—	(80)

Fair value as of June 30, 2011	$556	$100	$(402)	$6	$7	$30	$(359)	$1,068

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1]	$36	$(10)	$(8)	$2	$(3)	$(2)	$(11)	$1

Liabilities	Equity Linked Notes	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(9)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	—	(7)	1
Settlements	(1)	—	—

Fair value as of June 30, 2011	$(10)	$(44)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1]	$—	$(7)	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
For the three months ended June 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./ govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of March 31, 2010	$533	$2,749	$442	$8,612	$59	$322	$1,174	$13,891
Total realized/unrealized gains (losses)
Included in net income [1]	(3)	(22)	(42)	6	—	—	(21)	(82)
Included in OCI [2]	15	105	189	103	—	16	75	503
Purchases, issuances, and settlements	(13)	(48)	(17)	61	(2)	(21)	238	198
Transfers into Level 3 [3]	28	11	139	174	—	—	—	352
Transfers out of Level 3 [3]	(12)	(17)	(59)	(140)	(6)	—	—	(234)

Fair value as of June 30, 2010	$548	$2,778	$652	$8,816	$51	$317	$1,466	$14,628

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1]	$(4)	$(28)	$(39)	$2	$—	$—	$(16)	$(85)

		Freestanding Derivatives [4]
	Equity			Interest	Other	Total Free-
	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of March 31, 2010	$65	$(491)	$(1)	$(6)	$35	$(463)	$955
Total realized/unrealized gains (losses)
Included in net income [1]	(1)	(47)	1	1	—	(45)	(2)
Included in OCI [2]	2	—	—	—	—	—	—
Purchases, issuances, and settlements	8	5	—	(44)	—	(39)	5
Transfers into Level 3 [3]	6	—	—	—	—	—	(2)
Transfers out of Level 3 [3]	—	—	—	—	—	—	(19)

Fair value as of June 30, 2010	$80	$(533)	$—	$(49)	$35	$(547)	$937

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1]	$(4)	$(47)	$1	$(20)	$—	$(66)	$9

	Other Policyholder Funds and Benefits Payable
			Total Other
	Institutional	Equity Linked	Policyholder Funds
Liabilities	Notes	Notes	and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of March 31, 2010	$(7)	$(9)	$(16)	$(22)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	9	2	11	6	1

Fair Value as of June 30, 2010	$2	$(7)	$(5)	$(16)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1]	$9	$2	$11	$—	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
For the six months ended June 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./ govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2010	$580	$2,835	$307	$8,027	$93	$262	$1,153	$13,257
Total realized/unrealized gains (losses)
Included in net income [1]	(3)	(85)	(114)	8	—	—	(34)	(228)
Included in OCI [2]	43	320	275	232	2	34	164	1,070
Purchases, issuances, and settlements	(23)	(67)	(23)	277	(8)	25	206	387
Transfers into Level 3 [3]	28	27	266	510	6	—	—	837
Transfers out of Level 3 [3]	(77)	(252)	(59)	(238)	(42)	(4)	(23)	(695)

Fair value as of June 30, 2010	$548	$2,778	$652	$8,816	$51	$317	$1,466	$14,628

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1]	$(4)	$(91)	$(110)	$2	$—	$—	$(29)	$(232)

		Freestanding Derivatives [4]
	Equity			Interest	Other	Total Free-
	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of January 1, 2010	$58	$(228)	$(2)	$5	$36	$(189)	$962
Total realized/unrealized gains (losses)
Included in net income [1]	(2)	(20)	2	1	(1)	(18)	16
Included in OCI [2]	9	—	—	—	—	—	—
Purchases, issuances, and settlements	9	5	—	(44)	—	(39)	82
Transfers into Level 3 [3]	6	(290)	—	—	—	(290)	4
Transfers out of Level 3 [3]	—	—	—	(11)	—	(11)	(127)

Fair value as of June 30, 2010	$80	$(533)	$—	$(49)	$35	$(547)	$937

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1]	$(5)	$(20)	$2	$(20)	$(1)	$(39)	$13

	Other Policyholder Funds and Benefits Payable
			Total Other
	Institutional	Equity Linked	Policyholder Funds
Liabilities	Notes	Notes	and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2010	$(2)	$(10)	$(12)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	4	3	7	(5)	1
Transfers into Level 3 [3]	—	—	—	(11)	—

Fair Value as of June 30, 2010	$2	$(7)	$(5)	$(16)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1]	$4	$3	$7	$—	$1

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Assets
Fixed maturities, FVO
Corporate	$2	$1	$14	$2
CRE CDOs	(25)	(4)	21	(4)
Foreign government	17	—	11	—
Other liabilities
Credit-linked notes	7	6	(7)	(5)

Total realized capital gains (losses)	$1	$3	$39	$(7)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

Assets	June 30, 2011	December 31, 2010
Fixed maturities, FVO
ABS	$65	$65
CRE CDOs	290	270
Corporate	267	250
Foreign government	605	64

Total fixed maturities, FVO	$1,227	$649

Other liabilities
Credit-linked notes [1]	$44	$37

[1]	As of June 30, 2011 and December 31, 2010, the outstanding principal balance of the notes was $243.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Mortgage loans	$5,304	$5,393	$4,489	$4,524
Policy loans	2,188	2,318	2,181	2,294
Liabilities
Other policyholder funds and benefits payable [1]	$10,837	$11,141	$11,155	$11,383
Senior notes [2]	4,880	5,167	4,880	5,072
Junior subordinated debentures [2]	1,734	2,634	1,727	2,596
Consumer notes [3]	364	377	377	392

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
As of June 30, 2011 and December 31, 2010, included in other liabilities in the Condensed Consolidated Balance Sheets are carrying amounts of $223 and $233 for deposits, respectively, and $25, for Federal Home Loan Bank advances, related to Federal Trust Corporation. These liabilities are held for sale and the carrying amounts approximate fair value.
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

	June 30, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$144	$—	$(33)	$177
Macro hedge program	265	—	88	177
Reinsurance recoverable for U.S. GMWB	237	—	—	237

Total assets accounted for at fair value on a recurring basis	$646	$—	$55	$591

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,420)	$—	$—	$(1,420)
International guaranteed withdrawal benefits	(30)	—	—	(30)
Variable annuity hedging derivatives	285	—	(86)	371
Macro hedge program	206	—	126	80

Total liabilities accounted for at fair value on a recurring basis	$(959)	$—	$40	$(999)

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$339	$—	$(122)	$461
Macro hedge program	386	2	176	208
Reinsurance recoverable for U.S. GMWB	280	—	—	280

Total assets accounted for at fair value on a recurring basis	$1,005	$2	$54	$949

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,611)	$—	$—	$(1,611)
International guaranteed withdrawal benefits	(36)	—	—	(36)
International other guaranteed living benefits	3	—	—	3
Variable annuity hedging derivatives	128	—	(11)	139
Macro hedge program	(2)	(2)	—	—

Total liabilities accounted for at fair value on a recurring basis	$(1,518)	$(2)	$(11)	$(1,505)

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
Best Estimate
Claim Payments
The Best Estimate Claim Payments is calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process is used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables —including expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and assumptions about policyholder behavior which emerge over time.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company’s estimate of the Credit Standing Adjustment incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, and exclusive of the impact of the credit standing adjustment on other market inputs, resulted in pre-tax realized gains/(losses) of $1 and $54 for the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010 the credit standing adjustment was $26, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
The Company did not update any policyholder behavior assumptions, in the three and six months ended June 30, 2011 or the three and six months ended June 30, 2010. As of June 30, 2011 and December 31, 2010 the behavior risk margin was $525 and $565, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $4 and $15, for the three months ended June 30, 2011 and 2010, respectively, and $29 and $42 for the six months ended June 30, 2011 and 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide fair value roll forwards for the three and six months ended June 30, 2011 and 2010, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
For the three months ended June 30, 2011

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset/(liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of March 31, 2011	$(142)	$488	$346
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(17)	60	43
Settlements[3]	40	—	40

Fair value as of June 30, 2011	$(119)	$548	$429

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1], [2], [4]		$52

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset/(liability)	for GMWB	Benefits – Level 3	Benefits – Level 3	Derivatives
Fair value as of March 31, 2011	$224	$(1,301)	$(23)	$(754)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	4	(80)	(4)	(37)
Settlements[3]	9	(39)	(3)	7

Fair value as of June 30, 2011	$237	$(1,420)	$(30)	$(784)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1], [2], [4]	$4	$(80)	$(4)

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset/(liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits – Level 3
Fair value as of March 31, 2011	$(92)	$125	$33	$3
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	53	(18)	35	(2)
Purchases [3]	99	185	284	—
Settlements[3]	154	(35)	119	(1)

Fair value as of June 30, 2011	$214	$257	$471	$—

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1], [2], [4]		$(3)		$(2)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
For the six months ended June 30, 2011

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset/(liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of January 1, 2011	$(133)	$600	$467
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(125)	(59)	(184)
Purchases [3]	—	23	23
Settlements[3]	139	(16)	123

Fair value as of June 30, 2011	$(119)	$548	$429

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1], [2], [4]		$(61)

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset/(liability)	for GMWB	Benefits – Level 3	Benefits – Level 3	Derivatives
Fair value as of January 1, 2011	$280	$(1,611)	$(36)	$(900)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(61)	268	11	34
Purchases [3]	—	—	—	23
Settlements[3]	18	(77)	(5)	59

Fair value as of June 30, 2011	$237	$(1,420)	$(30)	$(784)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1], [2], [4]	$(61)	$268	$11

	Macro Hedge Program [5]
				International Other
			Total Macro	Guaranteed Living
Asset/(liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits – Level 3
Fair value as of January 1, 2011	$176	$208	$384	$3
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(221)	(101)	(322)	(1)
Purchases [3]	99	185	284	—
Settlements[3]	160	(35)	125	(2)

Fair value as of June 30, 2011	$214	$257	$471	$—

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [1], [2], [4]		$(85)		$(1)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
For the three months ended June 30, 2010

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset/(liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of March 31, 2010	$(166)	$311	$145
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	208	617	825
Purchases, issuances, and settlements [3]	(133)	—	(133)

Fair value as of June 30, 2010	$(91)	$928	$837

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1], [2],[4]		$617

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset/(liability)	for GMWB	Benefits – Level 3	Benefits – Level 3	Derivatives
Fair value as of March 31, 2010	$295	$(1,655)	$(31)	$(1,246)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	246	(1,458)	(39)	(426)
Included in OCI [2]	—	—	(1)	(1)
Purchases, issuances, and settlements [3]	9	(35)	(1)	(160)

Fair value as of June 30, 2010	$550	$(3,148)	$(72)	$(1,833)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1], [2], [4]	$246	$(1,458)	$(39)

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset/(liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits – Level 3
Fair Value as of March 31, 2010	$54	$151	$205	$4
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	117	280	397	(5)
Purchases, issuances, and settlements [3]	19	232	251	—

Fair value as of June 30, 2010	$190	$663	$853	$(1)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1], [2],[4]		$300		$(5)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
For the six months ended June 30, 2010

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset/(liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of January 1, 2010	$(184)	$236	$52
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	123	539	662
Purchases, issuances, and settlements [3]	(30)	153	123

Fair value as of June 30, 2010	$(91)	$928	$837

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1], [2],[4]		$502

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset/(liability)	for GMWB	Benefits – Level 3	Benefits – Level 3	Derivatives
Fair value as of January 1, 2010	$347	$(1,957)	$(45)	$(1,603)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	185	(1,120)	(24)	(297)
Purchases, issuances, and settlements [3]	18	(71)	(3)	67

Fair value as of June 30, 2010	$550	$(3,148)	$(72)	$(1,833)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1], [2], [4]	$185	$(1,120)	$(24)

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset/(liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits – Level 3
Fair Value as of January 1, 2010	$28	$290	$318	$2
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	92	141	233	(2)
Purchases, issuances, and settlements [3]	70	232	302	(1)

Fair value as of June 30, 2010	$190	$663	$853	$(1)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2010 [1], [2],[4]		$161		$(2)

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

[3]
The ‘Purchases, issuances, and settlements’ primarily relates to the payment and receipt of cash on futures and option contracts classified as Level 1 and interest rate, currency and credit default swaps classified as Level 2. As of January 1, 2011, for GMWB reinsurance and guaranteed withdrawal benefits, purchases, issuances and settlements represent the reinsurance premium paid and the attributed fees collected, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OTTI losses recognized in OCI	$(8)	$(184)	$(72)	$(372)
Changes in fair value and/or sales	3	223	67	477
Tax and deferred acquisition costs	1	(18)	6	(52)

Change in non-credit impairments recognized in OCI	$(4)	$21	$1	$53

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
Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$261	$343	$322	$475
Gross losses on sales	(98)	(94)	(231)	(205)
Net OTTI losses recognized in earnings	(23)	(108)	(78)	(260)
Valuation allowances on mortgage loans	26	(40)	23	(152)
Japanese fixed annuity contract hedges, net [1]	6	27	(11)	11
Periodic net coupon settlements on credit derivatives/Japan	(2)	(4)	(9)	(11)
Results of variable annuity hedge program
GMWB derivatives, net	(37)	(426)	34	(297)
Macro hedge program	35	397	(322)	233

Total results of variable annuity hedge program	(2)	(29)	(288)	(64)
Other, net	(99)	(86)	(62)	(59)

Net realized capital gains (losses)	$69	$9	$(334)	$(265)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate, as well as Japan FVO securities.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized losses in AOCI were $140 and $13 for the three and six months ended June 30, 2011, respectively, and $141 and $10 for the three and six months ended June 30, 2010, respectively. Proceeds from sales of AFS securities totaled $10.1 billion and $17.5 billion for the three and six months ended June 30, 2011, respectively, and $16.0 billion and $22.1 billion, respectively, for the three and six months ended June 30, 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Balance as of beginning of period	$(2,003)	$(2,341)	$(2,072)	$(2,200)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(8)	(52)	(36)	(164)
Securities previously impaired	(8)	(52)	(25)	(91)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	83	151	192	154
Securities due to an increase in expected cash flows	3	13	8	20

Balance as of end of period	$(1,933)	$(2,281)	$(1,933)	$(2,281)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2011					December 31, 2010
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,551	$54	$(308)	$3,297	$(11)	$3,247	$38	$(396)	$2,889	$(2)
CDOs	2,928	—	(353)	2,575	(68)	3,088	1	(478)	2,611	(82)
CMBS	7,360	250	(333)	7,277	(28)	8,297	235	(615)	7,917	(9)
Corporate [2]	39,972	2,311	(611)	41,629	—	38,496	2,174	(747)	39,884	7
Foreign govt./govt. agencies	1,765	107	(8)	1,864	—	1,627	73	(17)	1,683	—
Municipal	12,738	278	(235)	12,781	—	12,469	150	(495)	12,124	—
RMBS	5,487	144	(417)	5,214	(108)	6,036	109	(462)	5,683	(124)
U.S. Treasuries	3,566	23	(94)	3,495	—	5,159	24	(154)	5,029	—

Total fixed maturities, AFS	77,367	3,167	(2,359)	78,132	(215)	78,419	2,804	(3,364)	77,820	(210)
Equity securities, AFS	1,070	112	(101)	1,081	—	1,013	92	(132)	973	—

Total AFS securities	$78,437	$3,279	$(2,460)	$79,213	$(215)	$79,432	$2,896	$(3,496)	$78,793	$(210)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2011 and December 31, 2010.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2011
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,545	$2,573
Over one year through five years	16,181	17,009
Over five years through ten years	14,627	15,312
Over ten years	24,688	24,875

Subtotal	58,041	59,769
Mortgage-backed and asset-backed securities	19,326	18,363

Total fixed maturities, AFS	$77,367	$78,132

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

	June 30, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$264	$257	$(7)	$1,331	$1,030	$(301)	$1,595	$1,287	$(308)
CDOs	337	317	(20)	2,570	2,237	(333)	2,907	2,554	(353)
CMBS	1,334	1,282	(52)	2,495	2,214	(281)	3,829	3,496	(333)
Corporate [1]	5,789	5,590	(194)	3,617	3,162	(417)	9,406	8,752	(611)
Foreign govt./govt. agencies	182	180	(2)	53	47	(6)	235	227	(8)
Municipal	4,340	4,249	(91)	1,016	872	(144)	5,356	5,121	(235)
RMBS	810	791	(19)	1,424	1,026	(398)	2,234	1,817	(417)
U.S. Treasuries	1,289	1,228	(61)	133	100	(33)	1,422	1,328	(94)

Total fixed maturities	14,345	13,894	(446)	12,639	10,688	(1,913)	26,984	24,582	(2,359)
Equity securities	211	206	(5)	569	473	(96)	780	679	(101)

Total securities in an unrealized loss	$14,556	$14,100	$(451)	$13,208	$11,161	$(2,009)	$27,764	$25,261	$(2,460)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$302	$290	$(12)	$1,410	$1,026	$(384)	$1,712	$1,316	$(396)
CDOs	321	293	(28)	2,724	2,274	(450)	3,045	2,567	(478)
CMBS	556	530	(26)	3,962	3,373	(589)	4,518	3,903	(615)
Corporate [1]	5,533	5,329	(199)	4,017	3,435	(548)	9,550	8,764	(747)
Foreign govt./govt. agencies	356	349	(7)	78	68	(10)	434	417	(17)
Municipal	7,485	7,173	(312)	1,046	863	(183)	8,531	8,036	(495)
RMBS	1,744	1,702	(42)	1,567	1,147	(420)	3,311	2,849	(462)
U.S. Treasuries	2,436	2,321	(115)	158	119	(39)	2,594	2,440	(154)

Total fixed maturities	18,733	17,987	(741)	14,962	12,305	(2,623)	33,695	30,292	(3,364)
Equity securities	53	52	(1)	637	506	(131)	690	558	(132)

Total securities in an unrealized loss	$18,786	$18,039	$(742)	$15,599	$12,811	$(2,754)	$34,385	$30,850	$(3,496)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

As of June 30, 2011, AFS securities in an unrealized loss position, comprised of 2,615 securities, largely related to commercial real estate, corporate securities primarily within the financial services sector and RMBS which have experienced price deterioration. As of June 30, 2011, 83% of securities in a gross unrealized loss position were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2011 was primarily attributable to declining interest rates and credit spread tightening.
Most of the securities depressed for twelve months or more relate to structured securities primarily within commercial and residential real estate, including structured securities that have a floating-rate coupon referenced to a market index such as LIBOR. Also included are financial services securities that have a floating-rate coupon and/or long-dated maturities. Current market spreads continue to be significantly wider for these securities as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. Deteriorations in valuation are also the result of substantial declines in certain market indexes. The Company reviewed these securities as part of its impairment analysis and where a credit impairment has not been recorded, the Company’s best estimate is that expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans

	June 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$5,324	$(129)	$5,195	$4,492	$(152)	$4,340
Residential	151	(42)	109	152	(3)	149

Total mortgage loans	$5,475	$(171)	$5,304	$4,644	$(155)	$4,489

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2011, the carrying value of mortgage loans associated with the valuation allowance was $1.0 billion. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $219 and $58, respectively, as of June 30, 2011, and $87 and $7, respectively, as of December 31, 2010. Mortgage loans held-for-sale include those related to the divestiture of Federal Trust Corporation with a carrying value and valuation allowance of $138 and $53, respectively, as of June 30, 2011, and $68 and $3, respectively as of December 31, 2010 (see Note 12). The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2011	2010
Balance as of January 1	$(155)	$(366)
Additions	(27)	(152)
Deductions	11	178

Balance as of June 30	$(171)	$(340)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 71% as of June 30, 2011, while the weighted-average LTV ratio at origination of these loans was 64%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.88x as of June 30, 2011. The Company held only five delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $33 and $66, respectively, as of June 30, 2011, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2011		December 31, 2010
	Carrying	Avg. Debt-Service	Carrying	Avg. Debt-Service
Loan-to-value	Value	Coverage Ratio	Value	Coverage Ratio
Greater than 80%	$1,032	1.51x	$1,358	1.49x
65% - 80%	2,379	1.71x	1,829	1.93x
Less than 65%	1,784	2.30x	1,153	2.26x

Total commercial mortgage loans	$5,195	1.88x	$4,340	1.87x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$76	1.4%	$77	1.7%
Middle Atlantic	498	9.4%	428	9.5%
Mountain	127	2.4%	109	2.4%
New England	296	5.6%	259	5.8%
Pacific	1,307	24.6%	1,147	25.6%
South Atlantic	1,150	21.7%	1,177	26.3%
West North Central	34	0.6%	36	0.8%
West South Central	225	4.2%	231	5.1%
Other [1]	1,591	30.1%	1,025	22.8%

Total mortgage loans	$5,304	100.0%	$4,489	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	June 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$258	4.9%	$315	7.0%
Industrial	1,615	30.5%	1,141	25.4%
Lodging	124	2.3%	132	2.9%
Multifamily	974	18.4%	713	15.9%
Office	944	17.8%	986	22.1%
Retail	986	18.6%	669	14.9%
Other	294	5.4%	384	8.5%
Residential	109	2.1%	149	3.3%

Total mortgage loans	$5,304	100.0%	$4,489	100.0%

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

	June 30, 2011			December 31, 2010
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$510	$439	$48	$729	$393	$289
Limited partnerships	7	—	7	14	1	13

Total	$517	$439	$55	$743	$394	$302

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company for five years for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $30 as of June 30, 2011 and $32 as of December 31, 2010. Additionally, the Company has a maximum exposure to loss of $4 as of June 30, 2011 and December 31, 2010, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2010 Form 10-K Annual Report.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2011 and December 31, 2010, the notional amount of interest rate swaps in offsetting relationships was $7.1 billion.
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
The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of June 30, 2011 was $1.7 billion, which consisted of $2.6 billion of long positions offset by short positions of $937. The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of December 31, 2010 was $1.7 billion which consisted of $1.7 billion of long positions only.
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
Credit derivatives that assume credit risk
Credit default swaps are used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts entitle the Company to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk due to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities or particular securities.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Customized swaps	$9,615	$10,113	$175	$209
Equity swaps, options, and futures	5,239	4,943	372	391
Interest rate swaps and futures	2,752	2,800	(118)	(133)

Total	$17,606	$17,856	$429	$467

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
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
Long equity options, swaps and futures	$8,650	$13,332	$231	$205
Short equity options, swaps and futures	2,116	1,168	23	—
Long currency forward contracts	196	1,791	(4)	64
Short currency forward contracts	2,778	1,441	56	29
Foreign interest rate swaps	2,192	2,182	30	21
Cross-currency equity options	121	1,000	4	3
Long currency options	2,155	3,075	139	67
Short currency options	465	2,221	(8)	(5)

Total	$18,673	$26,210	$471	$384

The Company’s net notional amount relating to the macro hedge program as of June 30, 2011 and December 31, 2010 was $7.9 billion and $16.6 billion, respectively, which consisted of $13.3 billion and $21.4 billion, respectively, of long positions offset by $5.4 billion and $4.8 billion, respectively, of short positions.
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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2011	2010	2011	2010	2011	2010	2011	2010
Cash flow hedges
Interest rate swaps	$9,941	$10,290	$183	$115	$206	$188	$(23)	$(73)
Foreign currency swaps	302	335	7	6	27	29	(20)	(23)

Total cash flow hedges	10,243	10,625	190	121	233	217	(43)	(96)

Fair value hedges
Interest rate swaps	1,277	1,120	(60)	(46)	1	5	(61)	(51)
Foreign currency swaps	677	677	15	(12)	96	71	(81)	(83)

Total fair value hedges	1,954	1,797	(45)	(58)	97	76	(142)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	9,044	7,938	(354)	(441)	219	126	(573)	(567)
Foreign exchange contracts
Foreign currency swaps and forwards	369	368	(29)	(18)	—	1	(29)	(19)
Japan 3Win foreign currency swaps	2,285	2,285	152	177	152	177	—	—
Japanese fixed annuity hedging instruments	2,137	2,119	487	608	494	608	(7)	—
Japanese variable annuity hedging instruments	3,526	1,720	10	73	61	74	(51)	(1)
Credit contracts
Credit derivatives that purchase credit protection	1,396	2,559	(10)	(9)	17	29	(27)	(38)
Credit derivatives that assume credit risk [1]	2,270	2,569	(444)	(434)	5	8	(449)	(442)
Credit derivatives in offsetting positions	8,535	8,367	(70)	(75)	114	98	(184)	(173)
Equity contracts
Equity index swaps and options	192	189	(8)	(10)	6	5	(14)	(15)
Variable annuity hedge program
GMWB product derivatives [2]	39,593	42,739	(1,450)	(1,647)	—	—	(1,450)	(1,647)
GMWB reinsurance contracts	7,886	8,767	237	280	237	280	—	—
GMWB hedging instruments	17,606	17,856	429	467	575	647	(146)	(180)
Macro hedge program	18,673	26,210	471	384	486	394	(15)	(10)
Other
GMAB product derivatives [2]	237	246	—	3	—	3	—	—
Contingent capital facility put option	500	500	30	32	30	32	—	—

Total non-qualifying strategies	114,249	124,432	(549)	(610)	2,396	2,482	(2,945)	(3,092)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$126,446	$136,854	$(404)	$(547)	$2,726	$2,775	$(3,130)	$(3,322)

Balance Sheet Location
Fixed maturities, available-for-sale	$703	$728	$(43)	$(39)	$—	$—	$(43)	$(39)
Other investments	27,523	55,948	890	1,524	1,223	2,105	(333)	(581)
Other liabilities	50,410	28,333	(24)	(654)	1,266	387	(1,290)	(1,041)
Consumer notes	39	39	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	7,886	8,767	237	280	237	280	—	—
Other policyholder funds and benefits payable	39,885	43,039	(1,460)	(1,653)	—	3	(1,460)	(1,656)

Total derivatives	$126,446	$136,854	$(404)	$(547)	$2,726	$2,775	$(3,130)	$(3,322)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2010, was primarily due to the following:
•
The notional amount related to the macro hedge program declined $7.5 billion primarily due to the expiration of certain currency and equity index options. The notional amount was not replaced given the levels of market risk coverage for both equity and foreign exchange rate risk were within the Company defined limits.

•	The GMWB product derivative notional declined $3.1 billion primarily as a result of policyholder lapses and withdrawals.
•
The notional amount related to non-qualifying interest rate contracts increased by $1.1 billion primarily as a result of the Company adding LIBOR swaptions to manage duration between assets and liabilities.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:
•
The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower implied market volatility and outperformance of the underlying actively managed funds as compared to their respective indices.

•	The fair value related to interest rate swaps increased primarily as a result of declining interest rates.
Cash Flow Hedges
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current period earnings. No components of each derivative’s gain or loss were excluded from the assessment of hedge effectiveness.
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
						Gain (Loss) Recognized in
		Gain (Loss) Recognized in OCI				Income on Derivative
		on Derivative (Effective Portion)				(Ineffective Portion)
		Three Months		Six Months		Three Months		Six Months
		Ended		Ended		Ended		Ended
		June 30,		June 30,		June 30,		June 30,
		2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	Net realized capital gains (losses)	$148	$260	$82	$360	$—	$4	$(2)	$3
Foreign currency swaps	Net realized capital gains	—	6	—	15	—	—	—	—

Total		$148	$266	$82	$375	$—	$4	$(2)	$3

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income
		(Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2011	2010	2011	2010
Interest rate swaps	Net realized capital gains	$2	$4	$4	$4
Interest rate swaps	Net investment income	31	22	63	34
Foreign currency swaps	Net realized capital gains (losses)	3	(11)	8	(16)
Foreign currency swaps	Net investment income	—	—	—	—

Total		$36	$15	$75	$22

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of June 30, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $107. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately two years.
During the three and six months ended June 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the three and six months ended June 30, 2010, the Company had less than $1 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. No components of each derivative’s gain or loss were excluded from the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(27)	$26	$(40)	$37	$(17)	$17	$(52)	$47
Benefits, losses and loss adjustment expenses	—	—	(7)	8	—	—	(2)	3
Foreign currency swaps
Net realized capital gains (losses)	22	(22)	(11)	11	36	(36)	(40)	40
Benefits, losses and loss adjustment expenses	(1)	1	—	—	(9)	9	(1)	1

Total	$(6)	$5	$(58)	$56	$10	$(10)	$(95)	$91

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, futures, and forwards	$(4)	$(5)	$1	$(5)
Foreign exchange contracts
Foreign currency swaps, forwards, and swaptions	(7)	23	(12)	29
Japan 3Win hedging derivatives [1]	33	65	(25)	9
Japanese fixed annuity hedging instruments [2]	57	160	(5)	141
Japanese variable annuity hedging instruments	6	32	(56)	45
Credit contracts
Credit derivatives that purchase credit protection	(3)	38	(20)	38
Credit derivatives that assume credit risk	(14)	(50)	5	(13)
Equity contracts
Equity index swaps, options, and futures	2	4	2	5
Variable annuity hedge program
GMWB product derivatives	(84)	(1,497)	279	(1,144)
GMWB reinsurance contracts	4	246	(61)	185
GMWB hedging instruments	43	825	(184)	662
Macro hedge program	35	397	(322)	233
Other
GMAB product derivatives	(2)	(5)	(1)	(2)
Contingent capital facility put option	(1)	(1)	(3)	(2)

Total	$65	$232	$(402)	$181

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(49) and $(103) for the three months ended June 30, 2011 and 2010, respectively, and $(7) and $(96) for the six months ended June 30, 2011 and 2010, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(63) and $(126) for the three months ended June 30, 2011 and 2010, respectively, and $(10) and $(119) for the six months ended June 30, 2011 and 2010, respectively.

For the three and six months ended June 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	For the three months ended June 30, 2011 the net gain related to the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen.
•
For the three months ended June 30, 2011 the net gain associated with the macro hedge program is primarily due to a decline in Japanese interest rates and foreign currency movements. For the six months ended June 30, 2011 the net loss related to the macro hedge program is primarily the result of foreign currency movements and a higher equity market valuation.

•
For the three months ended June 30, 2011 the loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, is primarily a result of a general decrease in long-term interest rates. For the six months ended June 30, 2011 the gain related to the combined GMWB hedging program is primarily due to a lower implied market volatility and outperformance of the underlying actively managed funds as compared to their respective indices.

•
For the six months ended June 30, 2011 the net loss associated with the Japan variable annuity hedging instruments is primarily due to the Japanese yen currency movements in comparison to the euro and the U.S. dollar.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three and six months ended June 30, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net gain associated with the macro hedge program was primarily due to lower equity market valuation and appreciation of the Japanese yen.
•	The net gain on the Japanese fixed annuity hedging instruments was primarily due to the U.S. dollar weakening in comparison to the Japanese yen and the increased demand for the U.S. dollar.
•
The net gain for the three months ended June 30, 2010, related to the Japan 3 Win hedging derivatives was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in long-term interest rates.

•
The loss related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives was primarily driven by higher implied market volatility and a general decrease in long-term interest rates.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2011 and December 31, 2010.

As of June 30, 2011
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps

Investment grade risk exposure	$1,585	$(3)	3 years	Corporate Credit/Foreign Gov.	A+	$1,446	$(53)
Below investment grade risk exposure	180	(4)	2 years	Corporate Credit	BB-	144	(8)
Basket credit default swaps [4]
Investment grade risk exposure	3,144	10	3 years	Corporate Credit	BBB+	2,128	(18)
Investment grade risk exposure	525	(66)	6 years	CMBS Credit	BBB+	525	66
Below investment grade risk exposure	578	(396)	4 years	Corporate Credit	BBB+	25	1
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	500	438	6 years	Corporate Credit	BB+	—	—

Total	$6,537	$3				$4,268	$(12)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of December 31, 2010
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps

Investment grade risk exposure	$1,562	$(14)	3 years	Corporate Credit/Foreign Gov.	A+	$1,447	$(41)
Below investment grade risk exposure	204	(6)	3 years	Corporate Credit	BB-	168	(13)
Basket credit default swaps [4]
Investment grade risk exposure	3,145	(1)	4 years	Corporate Credit	BBB+	2,019	(14)
Investment grade risk exposure	525	(50)	6 years	CMBS Credit	BBB+	525	50
Below investment grade risk exposure	767	(381)	4 years	Corporate Credit	BBB+	25	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	525	463	6 years	Corporate Credit	BB+	—	—

Total	$6,753	$36				$4,184	$(18)

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

[4]
Includes $3.7 billion and $3.9 billion as of June 30, 2011 and December 31, 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $553 and $542 as of June 30, 2011 and December 31, 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	2011	2010
Balance, January 1	$9,857	$10,686
Deferred Costs	1,306	1,338
Amortization — DAC	(1,439)	(1,445)
Amortization — DAC from discontinued operations	—	(7)
Amortization — Unlock charge, pre-tax	(60)	(137)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(87)	(828)
Effect of currency translation	7	82

Balance, June 30	$9,584	$9,689

The Unlock charge, pre-tax, for the six months ended June 30, 2011 consisted of a charge related to the impact of the macro hedge program, which includes an extension of existing hedging duration implemented in the second quarter of 2011 for U.S. annuity business, and a benefit from actual separate account returns for the six months ended June 30, 2011 being above the Company’s aggregated estimated return. The Unlock charge, pre-tax, for the six months ended June 30, 2010 consisted of a charge due to the macro hedge program and a charge from actual separate account returns for the six months ended June 30, 2010 being below the Company’s aggregated estimated return.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	110	61	27
Paid	(95)	(76)	—
Unlock	(63)	2	—
Currency translation adjustment	—	2	—

Liability balance as of June 30, 2011	$1,005	$685	$140

Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	65	(3)	5
Paid	(65)	1	—
Unlock	(27)	6	—
Currency translation adjustment	—	—	—

Reinsurance recoverable asset, as of June 30, 2011	$659	$40	$35

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2010	$1,233	$599	$76
Incurred	127	62	20
Paid	(155)	(61)	—
Unlock	107	32	—
Currency translation adjustment	—	32	—

Liability balance as of June 30, 2010	$1,312	$664	$96

Reinsurance recoverable asset, as of January 1, 2010	$787	$51	$22
Incurred	74	(2)	4
Paid	(94)	—	—
Unlock	65	(7)	—
Currency translation adjustment	—	2	—

Reinsurance recoverable asset, as of June 30, 2010	$832	$44	$26

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2011:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net
		Net Amount	Amount	Weighted Average
	Account	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	Value (“AV”)	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$24,081	$4,765	$1,030	68
With 5% rollup [2]	1,648	416	131	68
With Earnings Protection Benefit Rider (“EPB”) [3]	6,228	747	91	65
With 5% rollup & EPB	685	142	30	68

Total MAV	32,642	6,070	1,282
Asset Protection Benefit (“APB”) [4]	26,268	1,820	1,171	65
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,252	53	53	64
Reset [6] (5-7 years)	3,584	193	191	68
Return of Premium (“ROP”) [7]/Other	23,557	462	439	65

Subtotal U.S. GMDB [8]	87,303	8,598	3,136	66
Less: General Account Value with U.S. GMDB	7,008

Subtotal Separate Account Liabilities with GMDB	80,295
Separate Account Liabilities without U.S. GMDB	77,190

Total Separate Account Liabilities	$157,485

Japan GMDB [9], [11]	$30,785	$8,469	$7,233	69
Japan GMIB [9], [11]	$28,526	$5,442	$5,442	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV or net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $33.2 billion and $33.9 billion as of June 30, 2011 and December 31, 2010, respectively. The GRB related to the Japan GMAB and GMWB was $687 and $707 as of June 30, 2011 and December 31, 2010, respectively. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of June 30, 2011, 55% of the GMDB RNAR and 68% of the GMIB NAR is reinsured to a Hartford affiliate.

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2011	As of December 31, 2010
Equity securities (including mutual funds)	$72,395	$75,601
Cash and cash equivalents	7,900	8,365

Total	$80,295	$83,966

As of June 30, 2011 and December 31, 2010, approximately 16% and 15%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 85%, respectively, were invested in equity securities.
See Note 4a for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
Changes in deferred sales inducement activity were as follows for the six months ended June 30:

	2011	2010
Balance, January 1	$459	$438
Sales inducements deferred	9	15
Amortization	(20)	(13)
Amortization — Unlock charge, pre-tax	(8)	(15)

Balance, June 30	$440	$425

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The settlement was preliminarily approved in June 2011 and is contingent upon final court approval.
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
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention, and booked an insurance recoverable for the amount paid under the settlement plus the cost of settlement administration, less the self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. As a result, the Company’s insurance recoverable was reduced to $45.5. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. The Company counterclaimed for coverage, seeking approximately $50 plus interest. That arbitration concluded in May 2011. A decision is expected in the third or fourth quarter of 2011. Management believes it is probable that the Company’s coverage position ultimately will be sustained.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and has moved to dismiss both actions.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2011, is $552. Of this $552 the legal entities have posted collateral of $487 in the normal course of business. Based on derivative market values as of June 30, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $63 to be posted as collateral. Based on derivative market values as of June 30, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $91 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended June 30, 2011 and 2010 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$24	$24	$1	$1
Interest cost	66	63	5	6
Expected return on plan assets	(75)	(72)	(4)	(3)
Settlement expense	—	20	—	—
Amortization of prior service credit	(3)	(3)	—	—
Amortization of actuarial loss	42	28	—	—

Net periodic benefit cost	$54	$60	$2	$4

Total net periodic benefit cost for the six months ended June 30, 2011 and 2010 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$52	$51	$2	$3
Interest cost	130	125	10	11
Expected return on plan assets	(149)	(143)	(7)	(6)
Settlement expense	—	20	—	—
Amortization of prior service credit	(5)	(5)	—	—
Amortization of actuarial loss	79	54	—	—

Net periodic benefit cost	$107	$102	$5	$8

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation plans expense	$25	$19	$46	$41
Income tax benefit	(9)	(7)	(16)	(15)

Total stock-based compensation plans expense, after-tax	$16	$12	$30	$26

The Company did not capitalize any cost of stock-based compensation. As of June 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $113, which is expected to be recognized over a weighted average period of 1.5 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Discontinued Operations
On May 22, 2011, the Company announced a definitive merger agreement with CenterState Banks, Inc. (“CBI”), pursuant to which Federal Trust Corporation (“FTC”), a wholly owned subsidiary of the Company, will be merged with and into CBI, and Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift and wholly owned subsidiary of FTC, will be merged with and into CenterState Bank of Florida, N.A. (“CenterState Bank”), a wholly owned subsidiary of CBI. The mergers, which are subject to regulatory approval and customary closing conditions, are expected to close in the fourth quarter of 2011. At the time of the mergers, FTC and FTB will hold net assets including cash, certain mortgage loans, property and other assets equivalent to liabilities assumed including deposits and other liabilities, totaling approximately $240. The Company recorded an after-tax charge of $74 in the second quarter of 2011 related to the divestiture, including the write off of remaining goodwill of $10, after-tax, and losses on certain FTC and FTB assets and liabilities which will not be transferred to CenterState. The Company simultaneously engaged in activities to purchase certain assets and assume certain liabilities from FTC and FTB that were not part of the transactions with CBI and CenterState Bank. The Company anticipates disposing of these assets and liabilities within twelve months after closing, and thus any income or expense related to these assets and liabilities will be temporary in nature. FTC is included in the Corporate and Other category for segment reporting.
In the first quarter of 2011, the Company completed the sale of its wholly-owned subsidiary Specialty Risk Services (“SRS”). SRS is a third-party claims administration business that provides self-insured, insured, and alternative market clients with customized claims services. The Company will continue to provide certain transition services to SRS for up to 24 months. For the six months ended June 30, 2011, the Company recorded a net realized capital gain of $150, after-tax. SRS is included in the Property & Casualty Commercial reporting segment. In addition, during the fourth quarter of 2010, the Company completed the sales of its indirect wholly-owned subsidiaries Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”). HICC is included in the Mutual Funds reporting segment and HAIL is included in the Global Annuity reporting segment.
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Fee income	$1	$9	$1	$18
Net investment income	3	5	11	11
Net realized capital gains (losses)	(1)	2	(5)	—
Other revenues	—	55	47	109

Total revenues	3	71	54	138

Benefits, losses and expenses
Amortization of deferred policy acquisition costs and present value of future profits	—	3	—	7
Insurance operating costs and other expenses	14	66	46	130
Goodwill impairment	—	153	—	153

Total benefits, losses and expenses	14	222	46	290
Income (loss) before income taxes	(11)	(151)	8	(152)
Income tax expense (benefit)	(5)	(52)	2	(52)

Income (loss) from operations of discontinued operations, net of tax	(6)	(99)	6	(100)
Net realized capital gain (loss) on disposal, net of tax	(74)	—	76	—

Income (loss) from discontinued operations, net of tax	$(80)	$(99)	$82	$(100)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Goodwill
The carrying amount of goodwill allocated to reporting segments as of June 30, 2011 and December 31, 2010 is shown below.

	June 30, 2011			December 31, 2010
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Commercial Markets
Property & Casualty Commercial	$30	$—	$30	$30	$—	$30

Total Commercial Markets	30	—	30	30	—	30

Consumer Markets	119	—	119	119	—	119
Wealth Management
Global Annuity	422	(422)	—	422	(422)	—
Life Insurance	224	—	224	224	—	224
Retirement Plans	87	—	87	87	—	87
Mutual Funds	159	—	159	159	—	159

Total Wealth Management	892	(422)	470	892	(422)	470
Corporate and Other	940	(523)	417	940	(508)	432

Total Goodwill	$1,981	$(945)	$1,036	$1,981	$(930)	$1,051

During the second quarter, the Company charged off the remaining $15 of goodwill associated with the FTC reporting unit within Corporate and Other due to the announced divestiture of FTC. The write-off of the FTC reporting unit goodwill was recorded as a loss on disposal within discontinued operations, see Note 12.
The Company completed its annual goodwill assessment for the individual reporting units within Wealth Management and Corporate and Other, except for the FTC reporting unit, as of January 1, 2011, which resulted in no write-downs of goodwill in 2011. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. The Individual Life reporting unit has a goodwill balance of $342 and had a margin of less than 10%.
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
The Company expects to complete the annual impairment test for the reporting units within Property & Casualty Commercial and Consumer Markets in the fourth quarter of 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2011, compared with December 31, 2010, and its results of operations for the three and six months ended June 30, 2011, compared to the equivalent 2010 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2010 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Also, prior period amounts have been retrospectively reclassified to reflect discontinued operations, see Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on discontinued operations. The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Earned premiums	$3,545	$3,506	1%	$7,064	$7,033	—
Fee income	1,219	1,186	3%	2,428	2,366	3%
Net investment income (loss):
Securities available-for-sale and other	1,104	1,148	(4%)	2,212	2,202	—
Equity securities, trading [1]	(597)	(2,649)	77%	206	(1,948)	NM

Total net investment income (loss)	507	(1,501)	NM	2,418	254	NM
Net realized capital gains (losses)	69	9	NM	(334)	(265)	(26%)
Other revenues	61	65	(6%)	125	129	(3%)

Total revenues	5,401	3,265	65%	11,701	9,517	23%
Benefits, losses and loss adjustment expenses	3,976	3,592	11%	7,154	6,725	6%
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	(597)	(2,649)	77%	206	(1,948)	NM
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	835	935	(11%)	1,499	1,582	(5%)
Insurance operating costs and other expenses	1,224	1,111	10%	2,344	2,226	5%
Interest expense	128	132	(3%)	256	252	2%
Total benefits, losses and expenses	5,566	3,121	78%	11,459	8,837	30%
Income (loss) from continuing operations before income taxes	(165)	144	NM	242	680	(64%)
Income tax expense (benefit)	(269)	(31)	NM	(211)	185	NM

Income from continuing operations, net of tax	104	175	(41%)	453	495	(8%)

Income (loss) from discontinued operations, net of tax	(80)	(99)	19%	82	(100)	NM

Net income	$24	$76	(68%)	$535	$395	35%

Supplemental Operating Data
Income from continuing operations, net of tax, available to common shareholders per diluted common share	$0.19	$0.34		$0.89	$—
Net income (loss) available to common shareholders per diluted common share	0.03	0.14		1.06	(0.24)
Total revenues, excluding net investment income on equity securities, trading	5,998	5,914		11,495	11,465

	June 30,	December 31,
Summary of Financial Condition	2011	2010
Total assets	$317,469	$318,346
Total investments, excluding equity securities, trading	99,794	98,175
Total stockholders’ equity	21,675	20,311

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
			(Decrease) From			(Decrease) From
Segment Results	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Property & Casualty Commercial	$121	$270	$(149)	$448	$476	$(28)
Group Benefits	41	48	(7)	52	99	(47)

Commercial Markets	162	318	(156)	500	575	(75)

Consumer Markets	(174)	(13)	(161)	(64)	43	(107)

Global Annuity	228	(114)	342	278	(34)	312
Life Insurance	66	103	(37)	101	127	(26)
Retirement Plans	30	14	16	45	8	37
Mutual Funds	27	23	4	55	49	6

Wealth Management	351	26	325	479	150	329

Corporate and Other	(315)	(255)	(60)	(380)	(373)	(7)

Net income	$24	$76	$(52)	$535	$395	$140

Three months ended June 30, 2011 compared to the three months ended June 30, 2010
The decrease in net income from 2010 to 2011 was primarily due to the following items:
•
Current accident year catastrophe losses of $290, after-tax, in 2011, primarily due to severe tornadoes and wind storms in the Midwest and South, compared to $150, after-tax, in 2010, primarily due to tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast.

•
An asbestos reserve increase of $189, after-tax, in 2011, compared to $110, after-tax, in 2010 resulting from the Company’s annual review of its asbestos liabilities within the Other Operations operating segment. The reserve increase in 2011 was primarily driven by higher frequency and severity of mesothelioma claims, particularly against certain smaller, more peripheral insureds, while the reserve increase in 2010 was primarily driven by increases in claim severity and expenses. For further information, see Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

•	A $73, after-tax, charge in the second quarter of 2011 related to the write-off of capitalized costs associated with a policy administration software project that was discontinued.
•
The Company recorded strengthenings of $18, after-tax, in 2011, compared to releases of $97, after-tax, in 2010, in its property and casualty insurance prior accident years development, excluding asbestos reserves. For additional information regarding prior accident years development, see Critical Accounting Estimates within the MD&A.

Partially offsetting these decreases in net income were the following items:
•
The Unlock charge was $77, after-tax, in 2011 as compared to an Unlock charge of $230, after-tax, in 2010. The charge in both 2011 and 2010 was due to macro hedge program and actual separate account returns being below our aggregated estimated return. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•
For the three months ended June 30, 2011 the Company released $86 of the income tax valuation allowance associated with investment realized capital losses. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

•
For the three months ended June 30, 2011, the Company recorded a $52 income tax benefit related to a resolution of a tax matter with the Internal Revenue Service (“IRS”) for the computation of dividends received deduction for years 1998, 2000 and 2001. For additional information see Note 1 of the Notes to Condensed Consolidated Financial Statements.

•
For the three months ended June 30, 2011, the loss from discontinued operations, net of tax, is due to a charge of $74, after-tax, in the second quarter of 2011 related to the disposition of Federal Trust Corporation. For the three months ended June 30, 2010, loss from discontinued operations, net of tax, primarily relates to goodwill impairment on Federal Trust Corporation of approximately $100, after-tax, recorded in the second quarter of 2010.

See the segment sections of the MD&A for a discussion on their respective performances.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010
The increase in net income from 2010 to 2011 was primarily due to the following items:
•
Income (loss) from discontinued operations, net of tax, increased due to a realized gain on the sale of Specialty Risk Services of $150, after-tax, in the first quarter of 2011, which was partially offset by a loss of $74, after-tax, from the disposition of Federal Trust Corporation in the second quarter of 2011. In 2010, loss from discontinued operations, net of tax, primarily relates to goodwill impairment on Federal Trust Corporation of approximately $100, after-tax, recorded in the second quarter of 2010.

•
The Unlock charge was $15, after-tax, in 2011 as compared to an Unlock charge of $145, after-tax, in 2010. The Unlock charge for the six months ended June 30, 2011 consisted of a charge related to the impact of the macro hedge program, which includes an extension of existing hedging duration implemented in the second quarter of 2011 for U.S. annuity business, and a benefit from actual separate account returns for the six months ended June 30, 2011 being above the Company’s aggregated estimated return. The Unlock charge for the six months ended June 30, 2010 consisted of a charge due to the macro hedge program and a charge from actual separate account returns for the six months ended June 30, 2010 being below the Company’s aggregated estimated return. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•
The first quarter of 2010 includes an accrual for a litigation settlement of $73, before-tax, for further information see Structured Settlement Class Action in Note 12 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.

•
Income tax expense (benefit) in 2010 includes a valuation allowance expense of $86 compared to a benefit of $91 in 2011. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

•
For the three months ended June 30, 2011, the Company recorded a $52 income tax benefit related to a resolution of a tax matter with the IRS for the computation of dividends received deduction for years 1998, 2000 and 2001. For additional information see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Partially offsetting these increases in net income were the following items:
•
Current accident year catastrophe losses of $341, after-tax, in 2011, primarily due to severe tornadoes and wind storms in the Midwest and South, as well as, winter storms in the Northeast and Midwest, compared to $200, after-tax, in 2010, primarily due to tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast, as well as, winter storms in the Mid-Atlantic and Northeast.

•
An asbestos reserve increase of $189, after-tax, in 2011, compared to $110, after-tax, in 2010 resulting from the Company’s annual review of its asbestos liabilities within the Other Operations operating segment. The reserve increase in 2011 was primarily driven by higher frequency and severity of mesothelioma claims, particularly against certain smaller, more peripheral insureds, while the reserve increase in 2010 was primarily driven by increases in claim severity and expenses. For further information, see Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

•	A $73, after-tax, charge in the second quarter of 2011 related to the write-off of capitalized costs associated with a policy administration software project that was discontinued.
•
Net realized capital losses increased primarily due the results of the variable annuity hedge program, partially offset by a decline in impairment losses and valuation allowances on mortgage loans. For further discussion, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios of this MD&A.

•
The Company recorded releases of $16, after-tax, in 2011, compared to releases of $153, after-tax, in 2010, in its property and casualty insurance prior accident years development, excluding asbestos reserves. For additional information regarding prior accident years development, see Critical Accounting Estimates within the MD&A.

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
Commercial Markets
Commercial Markets will continue to focus on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In the Property & Casualty Commercial insurance marketplace, improving market conditions have enabled the Company to achieve price increases in standard commercial lines during the first six months of 2011, while a slowly recovering economy has resulted in an increase in insurance exposures, both at levels greater than anticipated. Additionally, standard commercial lines policy counts are growing, particularly for our small commercial business, led by an increase in workers’ compensation policies in force. Favorable trends are expected to continue. As such, the Company has raised its full year 2011 expectations to mid to high single-digit written premium growth for Property & Casualty Commercial. This growth potential reflects the combination of our current market position, a broadening of underwriting expertise focused on selected industries, a leveraging of the payroll model, and numerous initiatives launched in the past several years. Initiatives include programs aimed at improving policy count retention, the rollout of new product offerings and the introduction of ease of doing business technology for our small commercial business. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to be slightly higher for full year 2011 than the 93.4 achieved in 2010, as pricing increases are expected to somewhat offset loss cost changes. In Group Benefits, the economic downturn, combined with employees lessening spending on the Company’s products and the overall competitive environment, reduced premium levels in 2010. Premiums are expected to remain relatively flat for full year 2011, or until there is economic expansion with lower unemployment rates, compared to 2010 levels. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services. The Company experienced elevated disability loss ratios in 2010, as compared to prior years, and anticipates loss ratios to remain essentially flat for full year 2011.
Consumer Markets
In 2011, the Company expects written premium to decline, including a decrease in both AARP direct and Agency business. Management expects written premium from business sold directly to AARP members to decline in 2011 reflecting the impact of written pricing increases in a price sensitive market. The Company also expects Agency earned premium to decline in 2011 as a result of continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more preferred market business, including for insureds aged 40+. Partially offsetting the decreases in 2011, Consumer Markets expects to increase its business written through independent agents to AARP members and enter into new affinity relationships. In addition, management expects to generate new business from direct marketing to AARP members, expanding the sale of the Open Road Advantage auto product and introducing an enhanced homeowners product called Hartford Home Advantage. The Open Road Advantage product is being rolled out to additional states for direct business and is being offered through independent agents. As of July 2011, the Open Road Advantage auto product was available in 42 states and management expects it to be available in 44 states by the end of 2011. The Company began introducing its Hartford Home Advantage product during the first quarter of 2011 and will continue rolling out to additional states in the coming quarters. The Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product and has begun to distribute its Hartford Home Advantage product on a discounted basis through those same authorized agents. Management expects that the combined ratio before catastrophes and prior accident year development will improve in 2011, as compared to 2010, driven mostly by earned pricing increases for both auto and home and lower average claim severity for auto liability. For auto, claim frequency is expected to improve slightly in 2011 as we benefit from a continued shift to a more preferred mix of business. For home, claim frequency has increased in the first half of 2011 because of an increase in weather-related claims but is otherwise expected to benefit from the continued shift to a more preferred book of business. Claim severity increases for home are expected to be modest throughout 2011.

Wealth Management
Wealth Management continues to drive sales momentum through the execution of several key strategies. Global Annuity is continuing to build out a portfolio of solutions to provide contract holders guaranteed income. In June 2011, several of these solutions were introduced to the market place and provide a unique range of options to meet customers’ retirement accumulation, income and legacy needs. We continue to diversify our suite of products and explore annuity distribution avenues that would complement the existing channels we have in place today. Our Mutual Fund business has been offering new funds to improve our participation in segments where we see growth opportunities. The success of two new global funds last year were followed by the launch of an emerging market equity fund, an emerging market debt fund and a global fixed income fund. We are also seeing strong growth opportunities beyond our core retail distribution — specifically with Registered Investment Advisors and professional buyers. The Retirement Plans business continues to experience strong sales. In addition to our core 401(k) market, we have seen growth in larger ($5+) corporate plans, as well as with tax exempt plans. The property & casualty channel will become an increasingly important area of focus for us given our conviction that this channel is underpenetrated and well suited for this business. Life Insurance continues to differentiate itself from the industry through the creative offering of riders. The recently launched LongevityAccess rider, which allows policyholders to begin taking income from a policy at age 90, in tandem with the increasingly popular LifeAccess rider, which allows policyholders to take distributions from their policies in cases of chronic illness, gives The Hartford an ability to help people protect against premature death, outliving one’s assets, or deteriorating health. In addition to building out distribution through property & casualty agents, the Company continues to expand its distribution into career life insurance professionals through the Monarch program.
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
Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Hartford’s critical accounting estimates are discussed in Part II, Item 7 MD&A in The Hartford’s 2010 Form 10-K Annual Report. The following discussion updates certain of The Hartford’s critical accounting estimates for June 30, 2011 results.

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
Reserve Roll Forwards and Development
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended June 30, 2011:

Six Months Ended June 30, 2011
				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,912	1,239	1	3,152
Current accident year catastrophes	212	313	—	525
Prior accident years	25	(49)	290	266

Total provision for unpaid losses and loss adjustment expenses	2,149	1,503	291	3,943
Payments	(1,852)	(1,494)	(198)	(3,544)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,663	2,169	3,515	18,347
Reinsurance and other recoverables	2,356	6	751	3,113

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,019	$2,175	$4,266	$21,460

Earned premiums	$3,015	$1,895
Loss and loss expense paid ratio [1]	61.4	78.8
Loss and loss expense incurred ratio	71.3	79.4
Prior accident years development (pts) [2]	0.8	(2.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2011
Included within prior accident years development for the three and six months ended June 30, 2011 were the following reserve strengthenings (releases):

Three Months Ended June 30, 2011
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$—	$(9)	$—	$(9)
Homeowners	—	1	—	1
Professional liability	2	—	—	2
Package business	3	—	—	3
Workers’ compensation	4	—	—	4
General liability	6	—	—	6
Fidelity and surety	(2)	—	—	(2)
Commercial property	(7)	—	—	(7)
Net asbestos reserves	—	—	290	290
Change in workers’ compensation discount, including accretion	10	—	—	10
Catastrophes	10	9	—	19
Other reserve re-estimates, net	5	(1)	(4)	—

Total prior accident years development	$31	$—	$286	$317

Six Months Ended June 30, 2011
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(1)	$(64)	$—	$(65)
Homeowners	—	(13)	—	(13)
Professional liability	(7)	—	—	(7)
Package business	(4)	—	—	(4)
Workers’ compensation	3	—	—	3
General liability	12	—	—	12
Fidelity and surety	(2)	—	—	(2)
Commercial property	(5)	—	—	(5)
Net asbestos reserves	—	—	290	290
Net environmental reserves	—	—	2	2
Change in workers’ compensation discount, including accretion	17	—	—	17
Catastrophes	5	28	—	33
Other reserve re-estimates, net	7	—	(2)	5

Total prior accident years development	$25	$(49)	$290	$266

During the three and six months ended June 30, 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims for both the three and six months ended June 30, 2011, primarily for accident years 2005 through 2010. Favorable trends in reported severity have persisted over this time period. As these accident years develop, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience.

•
Released homeowners’ reserves, for the six months ended June 30, 2011, due to favorable emergence losses primarily for accident years 2009 and 2010. This was partially driven by an increase in the speed at which claims are being settled, a trend that is expected to continue as these accident years develop.

•
Strengthened reserves for general liability and high hazard liability, for both the three and six months ended June 30, 2011, driven by increasing indications for allocated claim handling cost primarily in accident years 2006 through 2010.

•	Prior year catastrophe strengthening, for the three and six month period, primarily related to a severe wind and hail storm event in Arizona during the fourth quarter of 2010.
•	Refer to the Other Operations Claims section for further discussion on strengthening of net asbestos reserves.

A roll forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended June 30, 2010:

Six Months Ended June 30, 2010
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651
Reinsurance and other recoverables	2,570	11	860	3,441

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,746	1,353	—	3,099
Current accident year catastrophes	121	187	—	308
Prior accident years	(221)	(17)	172	(66)

Total provision for unpaid losses and loss adjustment expenses	1,646	1,523	172	3,341
Payments	(1,701)	(1,411)	(217)	(3,329)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,426	2,210	3,586	18,222
Reinsurance and other recoverables	2,431	12	814	3,257

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$14,857	$2,222	$4,400	$21,479

Earned premiums	$2,839	$1,991
Loss and loss expense paid ratio [1]	59.9	70.9
Loss and loss expense incurred ratio	57.9	76.5
Prior accident years development (pts) [2]	(7.8)	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2010
Included within prior accident years development for the three and six months ended June 30, 2010 were the following reserve strengthenings (releases):

Three Months Ended June 30, 2010
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(16)	$(24)	$—	$(40)
Professional liability	(61)	—	—	(61)
General liability	(32)	—	—	(32)
Commercial property	(2)	—	—	(2)
Package business	1	—	—	1
Workers’ compensation	(10)	—	—	(10)
Fidelity and surety	(5)	—	—	(5)
Net asbestos reserves	—	—	169	169
Homeowners	—	9	—	9
Change in workers’ compensation discount, including accretion	6	—	—	6
Catastrophes	4	4	—	8
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	6	1	2	9

Total prior accident years development	$(139)	$(10)	$171	$22

Six Months Ended June 30, 2010
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(25)	$(41)	$—	$(66)
Professional liability	(79)	—	—	(79)
General liability	(47)	—	—	(47)
Commercial property	(14)	—	—	(14)
Package business	(9)	—	—	(9)
Workers’ compensation	(19)	—	—	(19)
Fidelity and surety	(9)	—	—	(9)
Net asbestos reserves	—	—	169	169
Homeowners	—	24	—	24
Change in workers’ compensation discount, including accretion	13	—	—	13
Catastrophes	—	3	—	3
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	(2)	(3)	3	(2)

Total prior accident years development	$(221)	$(17)	$172	$(66)

During the three and six months ended June 30, 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for professional liability claims in the three and six months ended June 30, 2010, primarily related to directors’ and officers’ (“D&O”) claims in accident years 2008 and prior. For these accident years, reported losses for claims under D&O policies have been emerging favorably to initial expectations due to lower than expected claim severity. Any continued favorable emergence of claims under D&O insurance policies for prior accident years could lead the Company to reduce reserves for these liabilities in future quarters.

•
Released reserves for general liability umbrella claims in the three and six months ended June 30, 2010. The Company observed that reported losses for general liability umbrella continue to emerge favorably and this caused management to reduce its estimate of the cost of future reported claims. In addition, the Company released reserves related to high hazard liability claims in the three months ended June 30, 2010, primarily related to accident years 2007 and prior. During 2009 and 2010, the Company recognized that loss emergence for high hazard liability was less than expected, and accordingly, management reduced its reserve estimate. Partially offsetting the reserve releases in the three months ended June 30, 2010 was strengthenings in commercial general liability, excluding umbrella driven by higher than expected allocated loss adjustment expenses on claims from accident years 2000 and prior.

•
Released reserves for personal auto liability claims in the three and six months ended June 30, 2010. During 2009, the Company recognized that favorable development in reported severity, due in part to changes made to claim handling procedures in 2007, was a sustained trend for accident years 2005 through 2008 and, accordingly, management reduced its reserve estimate. The reserve releases in the first and second quarters of 2010 are in response to a continuation of these same favorable trends, primarily affecting accident years 2005 through 2009.

•
Released reserves for specialty programs claims in the three months ended June 30, 2010, primarily related to accident years 2006 and prior. Over the course of several years, claim activity on prior accident years has been lower than anticipated. Management now believes that this lower level of claim activity will continue into the future and has reduced its reserve estimate.

•
Released reserves for commercial auto liability in the three months ended June 30, 2010, when the Company lowered its reserve estimate to recognize a lower severity trend during 2009 and 2010 on larger claims in accident years 2002 to 2009.

•
Strengthened reserves for homeowners’ claims in the three and six months ended June 30, 2010. During 2010, the Company observed a lengthening of the claim reporting period for homeowners’ claims for prior accident years which resulted in increasing management’s estimate of the ultimate cost to settle these claims.

•
The Company reviewed its allowance for uncollectible reinsurance for Property & Casualty Commercial in the three months ended June 30, 2010 and reduced its allowance driven, in part, by a reduction in gross ceded loss recoverables.

•	Refer to the Other Operations Claims section for further discussion on strengthening of net asbestos reserves.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the three and six months ended June 30, 2011.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended June 30, 2011	Asbestos	Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,731	$323	$1,255	$3,309
Losses and loss adjustment expenses incurred	290	—	(4)	286
Losses and loss adjustment expenses paid	(44)	(8)	(27)	(79)

Ending liability — net [2][3]	$1,977 [4]	$315	$1,224	$3,516

For the Six Months Ended June 30, 2011	Asbestos	Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,787	$334	$1,302	$3,423
Losses and loss adjustment expenses incurred	290	2	(2)	290
Losses and loss adjustment expenses paid	(100)	(21)	(76)	(197)

Ending liability — net [2][3]	$1,977 [4]	$315	$1,224	$3,516

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $10 and $10, respectively, as of June 30, 2011, $11 and $10 respectively, as of March 31, 2011 and $11 and $5, respectively, as of December 31, 2010; total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2011 includes $3 and $12, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2011 includes $4 and $8, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,558 and $368, respectively, as of June 30, 2011, $2,225 and $376, respectively, as of March 31, 2011, and $2,308 and $378, respectively, as of December 31, 2010.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $284 and $233, respectively, resulting in a one year net survival ratio of 7.0 and a three year net survival ratio of 8.5. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

During the second quarter of 2011, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $290. For certain direct policyholders, the Company experienced increases in claim frequency, severity, and expense largely driven by mesothelioma claims, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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
The following table displays asbestos reserves and other statistics by policyholder category, as of June 30, 2011:
Summary of Gross Asbestos Reserves

	Number of	All Time	Total	All Time
	Accounts [1]	Paid [2]	Reserves	Ultimate [2]
Major asbestos defendants [4]
Structured settlements (includes 4 Wellington accounts) [5]	8	$331	$438	$769
Wellington (direct only)	29	908	43	951
Other major asbestos defendants	28	527	28	555
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	85	929	702	1,631
Accounts with future exposure < $2.5	1,075	342	122	464
Unallocated [6]		1,895	563	2,458

Total direct		4,932	1,896	6,828
Assumed reinsurance		1,302	379	1,681
London market		646	283	929

Total as of June 30, 2011 [3]		$6,880	$2,558	$9,438

[1]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2011.

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

[3]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The three-year gross survival ratio of 8.2 as of June 30, 2011 is computed based on total paid losses of $937 for the period from July 1, 2008 to June 30, 2011. As of June 30, 2011, the one year gross paid amount for total asbestos claims is $373, resulting in a one year gross survival ratio of 6.9.

[4]	Includes 24 open accounts at June 30, 2011. Included 25 open accounts at June 30, 2010.

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

The following table sets forth, for the three and six months ended June 30, 2011, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended June 30, 2011	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$30	$350	$6	$—
Assumed Reinsurance	9	12	1	—
London Market	5	16	1	—

Total	44	378	8	—
Ceded	—	(88)	—	—

Net	$44	$290	$8	$—

	Paid	Incurred	Paid	Incurred
Six Months Ended June 30, 2011	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$87	$350	$12	$2
Assumed Reinsurance	24	12	3	—
London Market	14	16	3	—

Total	125	378	18	2
Ceded	(25)	(88)	3	—

Net	$100	$290	$21	$2

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2011 includes $4 and $13, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2011 includes $4 and $9, respectively, related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2011 of $2.31 billion ($1.99 billion and $325 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.83 billion to $2.63 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2010 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarter of 2011, the Company completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation resulted in no change in the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of June 30, 2011, the allowance for uncollectible reinsurance for Other Operations totals $211. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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
The most significant EGP based balances as of June 30, 2011 and December 31, 2010 are as follows:

	Global Annuity		Life Insurance		Retirement Plans
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
DAC	$4,593	$4,868	$2,742	$2,667	$846	$820
SIA	350	370	46	45	23	23
URR	127	142	1,499	1,383	—	—
Death and Other Insurance Benefit Reserves	1,690	1,748	140	113	1	1
Unlocks
The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the three months ended June 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Total
	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$(62)	$(129)	$(3)	$(8)	$(5)	$(5)	$(70)	$(142)
SIA	(7)	(12)	—	—	—	—	(7)	(12)
URR	3	4	1	5	—	—	4	9
Death and Other Insurance Benefit Reserves	(4)	(85)	—	—	—	—	(4)	(85)

Total	$(70)	$(222)	$(2)	$(3)	$(5)	$(5)	$(77)	$(230)

The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the six months ended June 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Total
	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$(34)	$(80)	$(4)	$(6)	$(1)	$(4)	$(39)	$(90)
SIA	(5)	(10)	—	—	—	—	(5)	(10)
URR	2	3	1	6	—	—	3	9
Death and Other Insurance Benefit Reserves	26	(54)	—	—	—	—	26	(54)

Total	$(11)	$(141)	$(3)	$—	$(1)	$(4)	$(15)	$(145)

The charge in both three months ended June 30, 2011 and 2010 was due to macro hedge program and actual separate account returns being below our aggregated estimated return.
The Unlock charge for the six months ended June 30, 2011 consisted of a charge related to the impact of the macro hedge program, which includes an extension of existing hedging duration implemented in the second quarter of 2011 for U.S. annuity business, and a benefit from actual separate account returns for the six months ended June 30, 2011 being above the Company’s aggregated estimated return. The Unlock charge for the six months ended June 30, 2010 consisted of a charge due to the macro hedge program and a charge from actual separate account returns for the six months ended June 30, 2010 being below the Company’s aggregated estimated return.
In the third quarter of 2011, the Company expects to complete a comprehensive non-market related policyholder behavior assumption study and incorporate the results of the study into its projection of future gross profits. All assumption changes are considered an Unlock in the period of revision.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 28% and 34% as of June 30, 2011, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Goodwill Impairment
As of June 30, 2011, the Company had goodwill allocated to the following reporting units:

	Segment	Goodwill in
	Goodwill	Corporate and Other	Total
Hartford Financial Products within Property & Casualty Commercial	$30	$—	$30
Group Benefits	—	138	138
Consumer Markets	119	—	119
Individual Life within Life Insurance	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251

Total	$619	$417	$1,036

As of December 31, 2010, the Company had goodwill allocated to the following reporting units:

	Segment	Goodwill in
	Goodwill	Corporate and Other	Total
Hartford Financial Products within Property & Casualty Commercial	$30	$—	$30
Group Benefits	—	138	138
Consumer Markets	119	—	119
Individual Life within Life Insurance	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Federal Trust Corporation within Corporate and Other	—	15	15

Total	$619	$432	$1,051

During the second quarter, the Company charged off the remaining $15 of goodwill associated with the Federal Trust Corporation (“FTC”) reporting unit within Corporate and Other due to the announced divestiture of FTC. The write-off of the FTC reporting unit goodwill was recorded as a loss on disposal within discontinued operations, see Note 12 of the Notes to Condensed Consolidated Financial Statements.
The Company completed its annual goodwill assessment for the individual reporting units within Wealth Management and Corporate and Other, except for the FTC reporting unit, as of January 1, 2011, which resulted in no write-downs of goodwill in 2011. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit within Life Insurance. The Individual Life reporting unit has a goodwill balance of $342 and had a margin of less than 10%.
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
The Company expects to complete the annual impairment test for the reporting units within Property & Casualty Commercial and Consumer Markets in the fourth quarter of 2011.

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
KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2011 and 2010. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
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
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the annualized earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related annualized crediting rates on average general account assets under management. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, this non-GAAP measure excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations and they are included in the net investment spread calculation. The net investment spreads are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by earnings on limited partnership and other alternative investments and prepayment premiums on securities. Investment earnings can also be influenced by factors such as changes in interest rates, credit spreads and decisions to hold higher levels of short-term investments.

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
Written and earned premiums
Written premium is a statutory accounting financial measure which represents the amount of premiums charged for policies issued, net of reinsurance, during a fiscal period. Earned premium is a U.S. GAAP and statutory measure. Premiums are considered earned and are included in the financial results on a pro rata basis over the policy period. Management believes that written premium is a performance measure that is useful to investors as it reflects current trends in the Company’s sale of property and casualty insurance products. Written and earned premium are recorded net of ceded reinsurance premium. The difference between written and earned premium is the change in unearned premium reserve.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Property & Casualty Commercial
Combined ratio	105.8	89.6	101.7	89.6
Catastrophe ratio	11.6	6.2	7.2	4.3
Non-catastrophe prior year development	1.4	(10.1)	0.7	(7.8)

Combined ratio before catastrophes and prior year development	92.8	93.6	93.9	93.1

Consumer Markets
Combined ratio	121.5	106.9	104.1	100.7
Catastrophe ratio	30.8	15.0	18.0	9.5
Non-catastrophe prior year development	(1.0)	(1.4)	(4.1)	(1.0)

Combined ratio before catastrophes and prior year development	91.6	93.2	90.1	92.2

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development improved for the three-month period primarily due to a less favorable expense ratio in the 2010 period driven by reserve strengthening for other state funds and taxes. The change in the expense ratio was partially offset by an increase in current accident year losses and loss adjustment expenses before catastrophes primarily due to loss costs outpacing earned pricing increases. For the six-month period, the combined ratio before catastrophes and prior year development deteriorated, as the change in the expense ratio was more than offset by an increase in current accident year losses and loss adjustment expenses before catastrophes, as well as, an increase in the policyholder dividend ratio. The increase in the policyholder dividend ratio was driven by an increase in the amount of dividends payable to certain workers’ compensation policyholders.

•
Consumer Markets combined ratio before catastrophes and prior year development improved primarily as a result of a lower ratio of current accident year losses and loss adjustment expenses before catastrophes for auto, partially offset by an increase in the current accident year losses and loss adjustment expenses before catastrophes home. The decrease for auto was primarily due to earned pricing increases and lower estimated average severity on auto liability claims, partially offset by the effect of higher auto physical damage emerged loss costs. The increase for home was primarily due to an increase in the frequency of non-catastrophe weather claims, partially offset by the effect of earned pricing increases.

Return on Assets
Return on assets is a key indicator of overall profitability for the Global Annuity, Retirement Plans and Mutual Funds reporting segments as a significant portion of their earnings is based on average assets under management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ratios	2011	2010	2011	2010
Global Annuity
ROA	61.3 bps	(30.3) bps	37.3 bps	(4.5) bps
Effect of net realized losses, net of tax and DAC on ROA	5.1 bps	(27.9) bps	(21.3) bps	(31.1) bps
Effect of Unlock on ROA	(4.1) bps	(43.1) bps	5.9 bps	(11.0) bps

ROA, excluding realized losses and Unlock	60.3 bps	40.7 bps	52.7 bps	37.6 bps

Retirement Plans
ROA	21.6 bps	12.4 bps	16.7 bps	3.6 bps
Effect of net realized gains (losses), net of tax and DAC on ROA	10.1 bps	3.5 bps	3.0 bps	(6.0) bps
Effect of Unlock on ROA	(2.9) bps	(2.6) bps	— bps	(0.9) bps

ROA, excluding realized losses and Unlock	14.4 bps	11.5 bps	13.7 bps	10.5 bps

Mutual Funds
ROA	10.6 bps	9.9 bps	11.0 bps	10.9 bps
Effect of discontinued operations on ROA	— bps	(0.4) bps	— bps	(0.4) bps
Effect of net realized gains (losses), net of tax and DAC on ROA	— bps	0.2 bps	0.2 bps	— bps

ROA, excluding realized gains (losses ) and Unlock	10.6 bps	10.1 bps	10.8 bps	11.3 bps

Three months ended June 30, 2011 compared to the three months ended June 30, 2010
•
Global Annuity’s ROA, excluding realized losses and Unlock, increased primarily due to lower DAC amortization costs, a DRD tax settlement benefit, lower benefits, losses and loss adjustment expenses and a release of a reserve related to a product in Japan.

•
Retirement Plans’ ROA, excluding realized gains (losses) and Unlock, increased due to a DRD tax settlement benefit and improvements in the equity markets, which led to increased fee income from higher account values.

•
Mutual Funds’ ROA, excluding realized gains (losses) and Unlock, increase was primarily driven by increased fee income and other as a result of increased account values attributed to improved equity markets. Revenue increased at a lower rate than the increase in AUM due to a business mix shift, related to sales of funds that have lower management fees or fee waivers.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010
•
Global Annuity’s ROA, excluding realized losses and Unlock, increased primarily due to lower DAC amortization costs, a DRD tax settlement benefit, and lower benefits, losses and loss adjustment expenses.

•	Retirement Plans’ ROA, excluding realized gains (losses) and Unlock, increased primarily due to improvements in the equity markets, which led to increased fee income from higher account values.
•
Mutual Funds’ ROA, excluding realized gains (losses) and Unlock, decrease was primarily driven by a business mix shift, related to sales of funds that have lower management fees or fee waivers, further offset by higher commission expenses as a result of higher sales.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Life Insurance and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Life Insurance
After-tax margin	16.0%	22.6%	13.0%	15.7%
Effect of net realized gains (losses), net of tax and DAC	1.1%	7.4%	(1.2%)	1.8%
Effect of Unlock	(0.6%)	(1.0%)	(0.5%)	(0.7%)

After-tax margin, excluding realized losses and Unlock	15.5%	16.2%	14.7%	14.6%

Group Benefits
After-tax margin (excluding buyouts)	3.6%	4.0%	2.3%	4.2%
Effect of net realized gains, net of tax	1.0%	1.1%	0.2%	0.6%

After-tax margin (excluding buyouts), excluding realized gains (losses)	2.6%	2.9%	2.1%	3.6%

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
•
The decrease in Life Insurance’s after-tax margin, excluding realized losses and Unlock, for the three-month period was primarily due to an increase in benefits, losses, and loss adjustment expenses, as a result of favorable mortality in the prior year. For the six-month period, Life Insurance’s after-tax margin, excluding realized gains (losses) and Unlock increased primarily due to higher net investment income driven by higher average invested assets and favorable partnership income, partially offset by favorable mortality in the comparable prior year period.

•
The decrease in Group Benefits’ after-tax margin (excluding buyouts), excluding realized gains (losses), in both periods was primarily due to decreases in fully insured ongoing premiums driven by lower sales over the past year, as well as, from a challenging economic environment.

Investment Results
Composition of Invested Assets

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$78,132	78.3%	$77,820	79.2%
Fixed maturities, at fair value using the fair value option	1,227	1.2%	649	0.7%
Equity securities, AFS, at fair value	1,081	1.1%	973	1.0%
Mortgage loans	5,304	5.3%	4,489	4.6%
Policy loans, at outstanding balance	2,188	2.2%	2,181	2.2%
Limited partnerships and other alternative investments	2,028	2.0%	1,918	2.0%
Other investments [1]	973	1.0%	1,617	1.6%
Short-term investments	8,861	8.9%	8,528	8.7%

Total investments excluding equity securities, trading	99,794	100.0%	98,175	100.0%
Equity securities, trading, at fair value [2] [3]	32,278		32,820

Total investments	$132,072		$130,995

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.

[3]
As of June 30, 2011 and December 31, 2010, approximately $30.1 billion and $30.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes; Japan equity 21%, Japan fixed income (primarily government securities) 15%, global equity 21%, global government bonds 42%, and cash and other 1% for both periods presented.

Total investments increased since December 31, 2010 primarily due to increases in mortgage loans, fixed maturities at fair value using the fair value option (“FVO”) and fixed maturities, AFS, partially offset by declines in other investments. The increase in mortgage loans related to the funding of commercial whole loans and the increase in fixed maturities, FVO, related to purchases of foreign government securities to support yen-based fixed annuity liabilities. Additionally, the increase in fixed maturities, AFS, was largely the result of improved security valuations as a result of declining interest rates and credit spread tightening. The decline in other investments primarily related to decreases in value of derivatives.
Net Investment Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$870	4.3%	$887	4.5%	$1,716	4.3%	$1,761	4.4%
Equity securities, AFS	8	3.3%	13	4.3%	19	3.8%	27	4.3%
Mortgage loans	67	5.2%	63	5.4%	130	5.3%	129	5.2%
Policy loans	34	6.2%	35	6.4%	67	6.1%	68	6.2%
Limited partnerships and other alternative investments	78	16.6%	86	20.0%	178	18.9%	92	10.5%
Other [3]	77		90		158		174
Investment expense	(30)		(26)		(56)		(49)

Total securities AFS and other	1,104	4.6%	1,148	4.8%	2,212	4.6%	2,202	4.5%
Equity securities, trading	(597)		(2,649)		206		(1,948)

Total net investment income (loss)	$507		$(1,501)		$2,418		$254

Total securities, AFS and other excluding limited partnerships and other alternative investments	$1,026	4.3%	$1,062	4.5%	$2,034	4.3%	$2,110	4.4%

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

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Total net investment income increased largely due to increases in equity securities, trading, resulting from improved market performance of the underlying investment funds supporting the Japanese variable annuity product. For the three months ended, total net investment income, excluding equity securities, trading, declined due to lower income on fixed maturities resulting from a lower interest rate environment and lower limited partnership and other alternative investment returns. For the six months ended, total net investment income, excluding equity securities, trading, increased slightly due to improved limited partnership and other alternative investment returns, mostly offset by lower income on fixed maturities resulting from a lower interest rate environment. Based on the current interest rate and credit environment, the Company expects the new investment purchase yield to approximate the yield of those securities maturing in 2011. Therefore, the Company expects the 2011 portfolio yield, excluding limited partnership investments, to remain stable.
Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$261	$343	$322	$475
Gross losses on sales	(98)	(94)	(231)	(205)
Net OTTI losses recognized in earnings	(23)	(108)	(78)	(260)
Valuation allowances on mortgage loans	26	(40)	23	(152)
Japanese fixed annuity contract hedges, net [1]	6	27	(11)	11
Periodic net coupon settlements on credit derivatives/Japan	(2)	(4)	(9)	(11)
Results of variable annuity hedge program
GMWB derivatives, net	(37)	(426)	34	(297)
Macro hedge program	35	397	(322)	233

Total results of variable annuity hedge program	(2)	(29)	(288)	(64)
Other, net	(99)	(86)	(62)	(59)

Net realized capital gains (losses)	$69	$9	$(334)	$(265)

[1]
Relates to derivative hedging instruments, excluding periodic net coupon settlements, and is net of the Japanese fixed annuity product liability adjustment for changes in the dollar/yen exchange spot rate, as well as Japan FVO securities.

Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales	•
Gross gains and losses on sales for the three and six months ended June 30, 2011 were predominately from sales of investment grade corporate securities and CMBS as the Company continues to reduce its commercial real estate exposure. Additionally, net gain on sales for the six months ended June 30, 2011 included losses on sales of U.S. Treasuries.

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
The loss on GMWB related derivatives, net, for the three months ended June 30, 2011 was primarily due to a change in long-term interest rates that resulted in a charge of $39. The gain on GMWB related derivatives, net, for the six months ended June 30, 2011 was primarily due to a gain of $33 resulting from lower implied market volatility and a gain of $29 resulting from the outperformance of the underlying actively managed funds as compared to their respective indices. The gain on the macro hedge program for the three months ended June 30, 2011 was primarily the result of a decline in Japanese interest rates and foreign currency movements. The loss on the macro hedge program for the six months ended June 30, 2011 was primarily the result of foreign currency movements and a higher equity market valuation.

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

Other, net	•
Other, net loss for the three months ended June 30, 2011 was primarily due to losses of $52 on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI and losses of $25 on credit derivatives driven by credit spread widening. Other, net loss for the six months ended June 30, 2011 was primarily due to losses of $56 related to Japan variable annuity hedging instruments primarily driven by foreign currency movements and losses of $32 on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S interest rates.

•
Other, net losses for the three and six months ended June 30, 2010 were primarily due to losses of $121 and $117, respectively, from a change in spot rates related to transactional foreign currency re-valuation due to an increase in the value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. Also included are losses of $38 and $87, respectively, related to the Japan 3Win foreign currency swaps driven by a decrease in U.S. interest rates. These losses are partially offset by gains of $56 and $74, respectively, related to other foreign currency strategies. Additional net gains of $48 for the six months ended June 30, 2010, were related to credit derivatives due to credit spread widening.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Underwriting Summary	2011	2010	Change	2011	2010	Change
Written premiums	$1,498	$1,388	8%	$3,143	$2,900	8%
Change in unearned premium reserve	(19)	(27)	30%	128	61	110%

Earned premiums	1,517	1,415	7%	3,015	2,839	6%
Losses and loss adjustment expenses
Current accident year before catastrophes	950	855	11%	1,912	1,746	10%
Current accident year catastrophes	166	83	100%	212	121	75%
Prior accident years	31	(139)	NM	25	(221)	NM

Total losses and loss adjustment expenses	1,147	799	44%	2,149	1,646	31%
Amortization of deferred policy acquisition costs	339	340	—	675	680	(1%)
Insurance operating costs and expenses	120	130	(8%)	243	218	11%

Underwriting results	(89)	146	NM	(52)	295	NM
Net servicing income	4	3	33%	4	3	33%
Net investment income	239	245	(2%)	481	467	3%
Net realized capital gains (losses)	13	13	—	(10)	(16)	38%
Other expenses	(38)	(35)	(9%)	(78)	(70)	(11%)
Income from continuing operations before income taxes	129	372	(65%)	345	679	(49%)
Income tax expense	5	105	(95%)	54	207	(74%)

Income from continuing operations, net of tax	124	267	(54%)	291	472	(38%)
Income (loss) from discontinued operations, net of tax [1]	(3)	3	NM	157	4	NM

Net income	$121	$270	(55%)	$448	$476	(6%)

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Premium Measures [1]	2011	2010	2011	2010
New business premium	$286	$276	$589	$573
Standard commercial lines policy count retention	82%	83%	83%	84%
Standard commercial lines renewal written pricing increase	3%	1%	3%	1%
Standard commercial lines renewal earned pricing increase	2%	—	2%	—
Standard commercial lines policies in-force as of end of period			1,250,152	1,191,477

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Ratios	2011	2010	Change	2011	2010	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	62.6	60.3	(2.3)	63.4	61.5	(1.9)
Current accident year catastrophes	11.0	5.9	(5.1)	7.0	4.3	(2.7)
Prior accident years	2.1	(9.9)	(12.0)	0.8	(7.8)	(8.6)

Total loss and loss adjustment expense ratio	75.6	56.4	(19.2)	71.3	57.9	(13.4)
Expense ratio	30.0	33.0	3.0	30.2	31.8	1.6
Policyholder dividend ratio	0.3	0.3	—	0.3	(0.1)	(0.4)

Combined ratio	105.8	89.6	(16.2)	101.7	89.6	(12.1)

Catastrophe ratio
Current accident year	11.0	5.9	(5.1)	7.0	4.3	(2.7)
Prior accident years	0.7	0.3	(0.4)	0.2	—	(0.2)

Total catastrophe ratio	11.6	6.2	(5.4)	7.2	4.3	(2.9)

Combined ratio before catastrophes	94.2	83.5	(10.7)	94.5	85.3	(9.2)
Combined ratio before catastrophes and prior accident year development	92.8	93.6	0.8	93.9	93.1	(0.8)

Other revenues [1]	$26	$25	4%	$49	$46	7%

[1]	Represents servicing revenues.

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Net income decreased for the three and six months ended June 30, 2011, as compared to the prior year periods, primarily due to a decrease in underwriting results due to higher current accident year catastrophes and unfavorable prior accident years development in 2011 compared to favorable prior accident years development in the same 2010 periods. For the six months ended June 30, 2011, the decrease in underwriting results was partially offset by the net realized capital gain on the sale of SRS.
Current accident year catastrophe losses for the three months ended June 30, 2011 of $166, pre-tax, primarily included severe tornadoes in the Midwest and South. For the six months ended June 30, 2011, pre-tax catastrophes of $212 also included winter storms in the Northeast and Midwest. In 2010, catastrophes primarily included tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast, for the comparable three-month period, and winter storms in the Mid-Atlantic and Northeast, for the comparable six-month period.
For information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
The increase in earned premiums for the three and six months ended June 30, 2011, is primarily due to improvements in workers’ compensation, driven by higher new business premium, renewal earned pricing increases and an increase in policies-in-force. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased for all standard commercial lines driven by improving market conditions.
Current accident year losses and loss adjustment expenses before catastrophes increased, due primarily to the increase in earned premiums for workers compensation, as well as an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The ratio increased due to loss costs outpacing earned pricing increases.
Insurance operating costs and expenses decreased for the three-month period, driven by a $19 of reserve strengthening for other state funds and taxes in the 2010 period. For the six-month period, insurance operating costs and expenses increased primarily due to an increase in the estimated amount of dividends payable to certain workers’ compensation policyholders of $12, as well as higher technology costs, partially offset by the decrease in reserve strengthening for other state funds and taxes.
Net investment income increased for the six-month period, as compared to the prior year, primarily driven by improved performance of limited partnerships and other alternative investments. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate in both periods differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Premiums and other considerations	$1,076	$1,074	—	$2,120	$2,176	(3%)
Net investment income	106	110	(4%)	210	217	(3%)
Net realized capital gains (losses)	10	23	(57%)	(4)	32	NM

Total revenues	1,192	1,207	(1%)	2,326	2,425	(4%)
Benefits, losses and loss adjustment expenses	850	846	—	1,678	1,689	(1%)
Amortization of deferred policy acquisition costs	14	15	(7%)	28	31	(10%)
Insurance operating costs and other expenses	281	281	—	567	564	1%

Total benefits, losses and expenses	1,145	1,142	—	2,273	2,284	—
Income before income taxes	47	65	(28%)	53	141	(62%)
Income tax expense	6	17	(65%)	1	42	(98%)

Net income	$41	$48	(15%)	$52	$99	(47%)

Premiums and other considerations
Fully insured — ongoing premiums	$1,013	$1,041	(3%)	$2,041	$2,093	(2%)
Buyout premiums	49	21	133%	49	58	(16%)
Other	14	12	17%	30	25	20%

Total premiums and other considerations	$1,076	$1,074	—	$2,120	$2,176	(3%)

Fully insured ongoing sales, excluding buyouts	$92	$101	(9%)	$336	$397	(15%)

Ratios, excluding buyouts
Loss ratio	78.0%	78.3%		78.7%	77.0%
Loss ratio, excluding financial institutions	83.5%	84.2%		84.0%	82.6%
Expense ratio	28.7%	28.1%		28.7%	28.1%
Expense ratio, excluding financial institutions	23.9%	23.4%		23.8%	23.3%

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Net income decreased, relative to the comparable prior year periods, primarily due to lower net realized capital gains (losses) and a decline in fully insured ongoing premiums. Fully insured ongoing premiums decreased in both periods, driven by lower sales over the past year, as well as, from a challenging economic environment. For the six months ended June 30, 2011 the loss ratio, excluding buyouts, increased compared to the prior year, reflecting higher disability incidence and less favorable life mortality.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Written premiums	$969	$1,033	(6%)	$1,853	$1,976	(6%)
Change in unearned premium reserve	30	38	(21%)	(42)	(15)	(180%)

Earned premiums	939	995	(6%)	1,895	1,991	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	623	686	(9%)	1,239	1,353	(8%)
Current accident year catastrophes	281	146	92%	313	187	67%
Prior accident years	—	(10)	100%	(49)	(17)	(188%)

Total losses and loss adjustment expenses	904	822	10%	1,503	1,523	(1%)
Amortization of deferred policy acquisition costs	160	168	(5%)	321	336	(4%)
Insurance operating costs and expenses	76	73	4%	148	146	1%

Underwriting results	(201)	(68)	(196%)	(77)	(14)	NM
Net servicing income	3	6	(50%)	9	15	(40%)
Net investment income	49	49	—	99	93	6%
Net realized capital gains (losses)	2	2	—	(2)	(3)	33%
Other expenses	(131)	(16)	NM	(145)	(33)	NM

Income (loss) before income taxes	(278)	(27)	NM	(116)	58	NM
Income tax expense (benefit)	(104)	(14)	NM	(52)	15	NM

Net income (loss)	$(174)	$(13)	NM	$(64)	$43	NM

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Written Premiums	2011	2010	Change	2011	2010	Change
Product Line
Automobile	$665	$719	(8%)	$1,306	$1,415	(8%)
Homeowners	304	314	(3%)	547	561	(2%)

Total	$969	$1,033	(6%)	$1,853	$1,976	(6%)

Earned Premiums
Product Line
Automobile	$657	$711	(8%)	$1,329	$1,424	(7%)
Homeowners	282	284	(1%)	566	567	—

Total	$939	$995	(6%)	$1,895	$1,991	(5%)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Premium Measures	2011	2010	2011	2010
Policies in-force end of period
Automobile			2,137,351	2,341,594
Homeowners			1,380,301	1,479,749

Total policies in-force end of period			3,517,652	3,821,343

New business written premium
Automobile	$75	$82	$141	$175
Homeowners	$23	$30	$42	$60

Policy count retention
Automobile	82%	84%	82%	84%
Homeowners	84%	85%	83%	85%

Renewal written pricing increase
Automobile	6%	6%	6%	6%
Homeowners	9%	9%	9%	9%

Renewal earned pricing increase
Automobile	7%	4%	7%	4%
Homeowners	10%	7%	10%	6%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Ratios and Supplemental Data	2011	2010	Change	2011	2010	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.5	69.0	2.5	65.4	68.0	2.6
Current accident year catastrophes	29.9	14.6	(15.3)	16.5	9.4	(7.1)
Prior accident years	—	(0.9)	(0.9)	(2.6)	(0.8)	1.8

Total loss and loss adjustment expense ratio	96.4	82.6	(13.8)	79.4	76.5	(2.9)
Expense ratio	25.1	24.3	(0.8)	24.7	24.2	(0.5)

Combined ratio	121.5	106.9	(14.6)	104.1	100.7	(3.4)

Catastrophe ratio
Current year	29.9	14.6	(15.3)	16.5	9.4	(7.1)
Prior years	1.0	0.5	(0.5)	1.5	0.2	(1.3)

Total catastrophe ratio	30.8	15.0	(15.8)	18.0	9.5	(8.5)

Combined ratio before catastrophes	90.6	91.8	1.2	86.1	91.2	5.1
Combined ratio before catastrophes and prior accident years development	91.6	93.2	1.6	90.1	92.2	2.1

Other revenues [1]	$36	$40	(10%)	$76	$83	(8%)

[1]	Represents servicing revenues.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Product Line Combined Ratios	2011	2010	Change	2011	2010	Change
Automobile	99.5	98.7	(0.8)	92.5	96.2	3.7
Homeowners	172.8	128.8	(44.0)	130.8	112.9	(17.9)

Total	121.5	106.9	(14.6)	104.1	100.7	(3.4)

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Net income decreased relative to the comparable prior year periods, due to higher current accident year catastrophes and a $73, after-tax, charge related to the write off of capitalized costs associated with a policy administration software project that was discontinued.
Current accident year catastrophe losses for the three months ended June 30, 2011 of $281, pre-tax, primarily included severe tornadoes and wind storms in the Midwest and South. For the six months ended June 30, 2011, pre-tax catastrophes of $313 also included winter storms in the Northeast and Midwest. In 2010, catastrophes primarily included tornadoes, thunderstorms and hail events in the Midwest, plains states and the Southeast, for the comparable three-month period, as well as, winter storms in the Mid-Atlantic and Northeast, for the comparable six-month period.
Other expenses increased resulting from a $113, pre-tax, charge in the three months ended June 30, 2011 for the write-off of the discontinued software project.
Earned premiums decreased in auto and were down modestly for homeowners. Auto earned premiums were down reflecting a decrease in new business written premium and policy count retention, partially offset by an increase in average renewal earned premium per policy. Homeowners earned premiums were down modestly primarily due to decreases in new business written premium and policy count retention largely offset by the effect of earned pricing increases.
Auto and home new business written premium decreased primarily due to the effect of written pricing increases and underwriting actions that have lowered the policy issue rate, primarily in Agency.
Policy count retention for auto and home decreased primarily driven by the effect of renewal written pricing increases and underwriting actions to improve profitability. Compared to 2010, the number of policies in-force as of June 30, 2011 decreased for both auto and home, driven by the decreases in both policy count retention and new business.
The higher auto renewal earned pricing in the three and six months ended June 30, 2011 was due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Average renewal earned premium per policy for auto increased as renewal earned pricing increases were partially offset by the effect of a continued shift to more preferred market business which has lower average earned premium. Homeowners renewal earned pricing increases were due to rate increases and increased coverage amounts. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premium and an overall decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. For the three and six months ended June 30, 2011 the current accident year loss and loss adjustment expense ratio before catastrophes for auto decreased 4.1 points and 3.8 points, respectively, while the current accident year loss and loss adjustment expense ratio before catastrophes for home increased 1.7 points and 1.0 points, respectively. The decrease for auto was primarily due to earned pricing increases and lower estimated average severity on auto liability claims, partially offset by the effect of higher auto physical damage emerged loss costs. The increase for home was primarily due to an increase in the frequency of non-catastrophe weather claims, partially offset by the effect of earned pricing increases.
For information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GLOBAL ANNUITY

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Fee income and other	$596	$586	2%	$1,187	$1,174	1%
Earned premiums	49	57	(14%)	108	94	15%
Net investment income:
Securities available-for sale and other	414	447	(7%)	831	851	(2%)
Equity securities, trading [1]	(597)	(2,649)	77%	206	(1,948)	NM

Total net investment income (loss)	(183)	(2,202)	92%	1,037	(1,097)	NM
Net realized capital gains (losses)	15	(109)	NM	(294)	(305)	4%

Total revenues	477	(1,668)	NM	2,038	(134)	NM
Benefits, losses and loss adjustment expenses	476	683	(30%)	912	1,143	(20%)
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	(597)	(2,649)	77%	206	(1,948)	NM
Amortization of DAC	237	335	(29%)	338	393	(14%)
Insurance operating costs and other expenses	189	185	2%	385	370	4%

Total benefits, losses and expenses	305	(1,446)	NM	1,841	(42)	NM
Income (loss) before income taxes	172	(222)	NM	197	(92)	NM
Income tax benefit	(56)	(108)	48%	(81)	(58)	(40%)

Net income (loss)	$228	$(114)	NM	$278	$(34)	NM

Assets Under Management
Variable annuity account values				$112,328	$107,295
Fixed MVA annuity and other account values [2]				16,802	17,067
Institutional investment products account values				17,745	19,950

Total assets under management				$146,875	$144,312

Account Value Roll Forward
Variable Annuities
Account value, beginning of period	$116,004	$118,405		$116,520	$119,387
Transfers affecting beginning of period [3]	—	—		—	(1,355)

Account Value, beginning of period, as adjusted	116,004	118,405		116,520	118,032
Net flows	(3,806)	(2,905)		(7,461)	(5,749)
Change in market value and other	(684)	(9,761)		3,069	(6,282)
Effect of currency translation	814	1,556		200	1,294

Account value, end of period	$112,328	$107,295		$112,328	$107,295

Net Investment Spread	33 bps	32 bps		32 bps	14 bps

Expense Ratios
General insurance expense ratio	5.9 bps	5.6 bps		11.7 bps	10.9 bps
DAC amortization ratio	58%	296%		63%	131%
DAC amortization ratio, excluding realized losses and Unlocks	43.2%	49.9%		44.0%	52.6%

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]
Fixed MVA annuity and other account values includes approximately $2.6 billion related to the triggering of the guaranteed minimum income benefit for the 3Win product as of June 30, 2011 and $1.9 billion as of June 30, 2010. This account value is not expected to generate material future profit or loss to the Company.

[3]	Canadian mutual funds were transferred from Global Annuity to Mutual Funds effective January 1, 2010.

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Global Annuity’s net income increased in 2011 as compared to 2010 primarily due to lower DAC amortization principally driven by changes in the Unlock, a DRD tax settlement benefit of $45, and lower benefits, losses and loss adjustment expenses. Also, in the second quarter of 2011, $18, after-tax, of a reserve was released related to a product in Japan.
The Unlock charge for the three months ended June 30, 2011 was $(70), after-tax, as compared to the Unlock charge of $(222), after-tax, for the three months ended June 30, 2010. For the six months ended June 30, 2011 there was an Unlock charge of $(11), after-tax, as compared to the Unlock charge of $(141), after-tax, for the six months ended June 30, 2010. The charge in both 2011 and 2010 was primarily attributed to the impact of increased hedging costs. For further discussion of the Unlock see the Critical Accounting Estimates section within the MD&A.
For the three months ended June 30, 2011, there were net realized capital gains in comparison to net realized capital losses in the comparable prior year period. This is primarily due to gains in valuation allowances on mortgage loans and the variable annuity hedge program, as well as foreign currency gains, offset by losses in the Japanese fixed annuity contract hedges. The variable annuity hedging program losses for the three months ended June 30, 2011 were $(2) compared with $(29) for the three months ended June 30, 2010. For the six months ended June 30, 2011, there were lower net realized capital losses as compared to the comparable prior year period. This is primarily due to fewer net impairment losses in 2011 and foreign currency gains, offset by increased losses in the variable annuity hedging program. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Net investment spreads remained relatively flat for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. For the six months ended June 30, 2011 as compared to June 30, 2010 net investment spread increased primarily due to 20 bps lower interest credited driven by outflows of older higher interest rate business.
The DAC amortization ratio, excluding net realized capital losses and Unlocks, decreased in the three and six months ended June 30, 2011 due to increased earnings in 2011 as compared to the prior year period.
Global Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products, as well as varying tax rates by country. Income taxes include separate account DRD benefits of $72 and $30 for the three months ended June 30, 2011 and 2010, respectively, and $100 and $60 for the six months ended June 30, 2011 and 2010, respectively. The increase in the benefit is primarily attributed to a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001. In addition, due to the availability of additional tax planning strategies, the Company released $38 or 100% of the valuation allowance associated with investment realized capital losses during the three months ended June 30, 2011.

LIFE INSURANCE

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Fee income and other	$282	$282	—	$559	$564	(1%)
Earned premiums	(25)	(23)	(9%)	(49)	(45)	(9%)
Net investment income	147	135	9%	289	259	12%
Net realized capital gains (losses)	8	61	(87%)	(23)	32	NM

Total revenues	412	455	(9%)	776	810	(4%)
Benefits, losses and loss adjustment expenses	237	202	17%	473	419	13%
Amortization of DAC	43	43	—	74	91	(19%)
Insurance operating costs and other expenses	53	57	(7%)	105	110	(5%)

Total benefits, losses and expenses	333	302	10%	652	620	5%
Income before income taxes	79	153	(48%)	124	190	(35%)
Income tax expense	13	50	(74%)	23	63	(63%)

Net income	$66	$103	(36%)	$101	$127	(20%)

Account Values
Individual variable universal life insurance				$5,993	$5,507
Universal life, interest sensitive whole				6,373	5,873
life, modified guaranteed life insurance and other
PPLI				36,700	35,049

Total account values				$49,066	$46,429

Individual Life Insurance In-Force
Variable universal life insurance				$71,977	$76,445
Universal life insurance, interest sensitive				60,759	56,571
whole life, modified guaranteed life insurance
Term life				78,714	72,625

Total individual life insurance in-force				$211,450	$205,641

Individual Life Net Investment Spread	175 bps	175 bps		161 bps	150 bps

Death Benefits	$134	$100		$263	$214

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Net income decreased in 2011 compared to 2010 primarily due to net realized losses in 2011 and increased benefits, losses and loss adjustment expenses, as a result of higher mortality in 2011 offset by increases in net investment income driven by higher invested assets and strong partnership earnings.
Life Insurance’s individual life business benefited from increased net investment income primarily related to a higher average invested asset base and favorable partnership income for the six months ended June 30, 2011 compared to 2010, partially offset by lower portfolio yields on fixed maturity investments. Net investment spread increased for individual life, primarily due to a change in business mix towards higher spread business.
Life Insurance’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $7 and $4 for the three ended June 30, 2011 and 2010, respectively. Income taxes include separate account DRD benefits of $12 and $9 for the six ended June 30, 2011 and 2010, respectively. Included in 2011 the separate account benefit above is a tax benefit of $3 related to a DRD settlement for the three and six months June 30, 2011.

RETIREMENT PLANS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Fee income and other	$99	$87	14%	$193	$172	12%
Earned premiums	2	2	—	5	4	25%
Net investment income	100	93	8%	199	174	14%
Net realized capital gains (losses)	11	6	83%	2	(10)	NM

Total revenues	212	188	13%	399	340	17%
Benefits, losses and loss adjustment expenses	75	70	7%	147	133	11%
Insurance operating costs and other expenses	90	81	11%	180	166	8%
Amortization of DAC	30	21	43%	39	26	50%

Total benefits, losses and expenses	195	172	13%	366	325	13%
Income before income taxes	17	16	6%	33	15	120%
Income tax expense (benefit)	(13)	2	NM	(12)	7	NM

Net income	$30	$14	114%	$45	$8	NM

Assets Under Management
401(k) account values				$21,963	$16,926
403(b)/457 account values				13,118	11,017
401(k)/403(b) mutual funds				20,474	15,848

Total assets under management				$55,555	$43,791

Assets Under Management Roll Forward
Assets under management, beginning of period				$52,518	$43,962
Transfers affecting the beginning of the period [1]				267	194

Assets under management, beginning of period, as adjusted				52,785	44,156
Net flows				487	934
Change in market value and other				2,283	(1,299)

Assets under management, end of period				$55,555	$43,791

Net Investment Spread	124 bps	126 bps		132 bps	95 bps

[1]	Lifetime Income and Maturity Funding business of $194 was transferred from Global Annuity to Retirement Plans effective January 1, 2010.
Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Retirement Plans’ net income increased in 2011 compared to 2010 due largely to a DRD tax settlement benefit, higher realized capital gains including the release of the valuation allowance, and market value appreciation in AUM which resulted in increased fee income and other.
Net investment income increased in 2011 compared to 2010 primarily due to higher average general account invested assets. Net investment spread decreased by 2 bps driven by lower yields of 8 bps offset by lower crediting rates of 6 bps.
Fee income and other increased primarily due to increases in asset based fees on higher average account values resulting from positive net flows and market value appreciation.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $9 in 2011 compared to $4 in 2010. Included in the separate account benefit is a tax benefit of $4 related to a DRD settlement for the three months June 30, 2011. In addition, due to the availability of additional tax planning strategies, the Company released $10 or 100% of the valuation allowance associated with realized capital losses during the three months ended June 30, 2011. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Retirement Plans’ net income increased in 2011 compared 2010 primarily due to net realized capital gains, higher net investment income from improvements in equity returns and higher invested assets, and increased fee income and other as a result of continued positive net flows and market value appreciation.
Net investment income increased in 2011 compared to 2010 primarily due to the improved performance of higher average general account invested assets and favorable partnership income compared to 2010. Net investment spread for the six months improved by 38 bps driven by higher yields of 26 bps offset by decreased crediting rates of 12 bps.
Net realized capital gains increased in 2011 compared to 2010 due to lower losses from impairments compared to 2010 and due to the release of a valuation allowance on mortgage loans.
Fee income and other increased primarily due to increases in asset based fees on higher average account values resulting from positive net flows and market value appreciation.
The Unlock charge was $1, after-tax, in 2011 as compared to an Unlock charge of $4, after-tax, in 2010. The charge in both 2011 and 2010 was due to business in-force true-ups and the reversion to the mean due to equity market performing different than expectations. The Unlock primarily resulted in an increase to amortization of DAC offset by a decrease in income tax expense. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $13 in 2011 compared to $9 in 2010. Included in the separate account benefit is a tax benefit of $4 related to a DRD settlement for the six months June 30, 2011. In addition, due to the availability of additional tax planning strategies, the Company released $10 or 100% of the valuation allowance associated with realized capital losses during the six months ended June 30, 2011. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Fee income and other	$175	$167	5%	$353	$334	6%
Net investment loss	(1)	(2)	50%	(2)	(4)	50%
Net realized capital gains	—	—	—	1	1	—

Total revenues	174	165	5%	352	331	6%
Insurance operating costs and other expenses	120	115	4%	243	227	7%
Amortization of DAC	12	13	(8%)	24	25	(4%)

Total benefits, losses and expenses	132	128	3%	267	252	6%
Income from continuing operations, before income taxes	42	37	14%	85	79	8%
Income tax expense	15	13	15%	30	28	7%

Income from continuing operations	27	24	13%	55	51	8%
Loss from discontinued operations, net of tax [1]	—	(1)	100%	—	(2)	100%

Net income	$27	$23	17%	$55	$49	12%

Assets Under Management
Retail mutual fund assets				$49,584	$41,162
Investment Only mutual fund assets				6,954	4,919
529 College Savings Plan and Canadian mutual fund (“CMF”) assets [2]				1,612	2,678

Total non-proprietary and Canadian mutual fund assets				58,150	48,759
Proprietary mutual fund assets				42,204	39,402

Total mutual fund assets under management				$100,354	$88,161

Non-Proprietary and CMF AUM Roll Forward [2]
Non-Proprietary and CMF AUM, beginning of period				$56,884	$44,031
Transfers affecting the beginning of the period [3]				—	5,617

Non-Proprietary and CMF AUM, beginning of period, as adjusted				56,884	49,648
Net flows				(188)	2,362
Change in market value and other				1,454	(3,251)

Non-Proprietary and CMF AUM, end of period				$58,150	$48,759

Proprietary Mutual Fund AUM Roll Forward
Proprietary Mutual Fund AUM, beginning of period				$43,602	$—
Transfers affecting the beginning of the period [4]				—	43,890

Proprietary Mutual Fund AUM, beginning of period, as adjusted				43,602	43,890
Net flows				(3,111)	(2,464)
Change in market value				1,713	(2,024)

Proprietary Mutual Fund AUM, end of period				$42,204	$39,402

[1]	Represents the loss from operations of Hartford Investments Canada Corporation. (“HICC”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

[2]	Canadian mutual funds representing approximately $1.8 billion in AUM were sold in December 2010, therefore are not included in the 2011 beginning balance.

[3]	In 2010, Investment Only and Canadian mutual fund assets were transferred to Mutual Funds from Global Annuity effective January 1, 2010.

[4]	Proprietary mutual fund assets under management are included in the Mutual Fund reporting segment effective January 1, 2010.
Three months and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
Net income increased in 2011 compared to 2010 due to increased fee income and other as a result of increased account values attributed to improved equity markets. Sales were concentrated in several funds with lower management fee rates or current fee waivers resulting in a lower increase in fees relative to the increase in AUM. These improvements were offset by increased expenses, specifically commissions on new business deposits and operating expenses.

CORPORATE AND OTHER

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Earned premiums	$1	$(2)	NM	$—	$(1)	—
Fee income	53	52	2%	106	97	9%
Net investment income	50	71	(30%)	105	145	(28%)
Net realized capital gains (losses)	10	13	(23%)	(4)	4	NM
Other revenues	(1)	—	—	—	—	—

Total revenues	113	134	(16%)	207	245	(16%)
Benefits, losses and loss adjustment expenses	287	170	69%	292	172	70%
Insurance operating costs and other expenses	71	82	(13%)	138	211	(35%)
Interest expense	128	132	(3%)	256	252	2%

Total benefits, losses and expenses	486	384	27%	686	635	8%
Loss from continuing operations before income taxes	(373)	(250)	(49%)	(479)	(390)	(23%)
Income tax benefit	(135)	(96)	(41%)	(174)	(119)	(46%)

Loss from continuing operations, net of tax	(238)	(154)	(55%)	(305)	(271)	(13%)
Loss from discontinued operations, net of tax	(77)	(101)	24%	(75)	(102)	26%

Net loss	$(315)	$(255)	(24%)	$(380)	$(373)	(2%)

Three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010
The net loss in Corporate and Other increased in the three and six months ended June 30, 2011 primarily due to a reserve increase of $290, pre-tax, in the three months ended June 30, 2011, resulting from the company’s annual review of its asbestos liabilities within the Other Operations operating segment. In the comparable prior year period, the reserve increase was $169, pre-tax. For further information, see Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
For the six-month period, the increase in Corporate and Other’s net loss was partially offset by a decrease in insurance operating costs and other expenses as a result of an accrual for a litigation settlement of $73 in the first quarter of 2010, for further information see Structured Settlement Class Action in Note 12 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.
For the three and six months ended June 30, 2011, the loss from discontinued operations, net of tax, is due to a loss of $74, after-tax, from the disposition of Federal Trust Corporation in the second quarter of 2011. For the three and six months ended June 30, 2010, loss from discontinued operations, net of tax, primarily relates to goodwill impairment on Federal Trust Corporation of approximately $100, after-tax, recorded in the second quarter of 2010.
See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.

INSURANCE RISK MANAGEMENT
Use of Reinsurance
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of July 1, 2011:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit	Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2011 to 1/1/2012	90%	$750	$350

Reinsurance with the Florida Hurricane Catastrophe Fund (“FHCF”) covering Florida Personal Lines property catastrophe losses from a single event	6/1/2011 to 6/1/2012	90%	$174 [1]	$64

Workers’ compensation losses arising from a single catastrophe event	7/1/2011 to 7/1/2012	95%	$350 [2]	$100

[1]
The estimated per occurrence limit on the FHCF treaty is $174 for the 6/1/2011 to 6/1/2012 treaty year based on the Company’s election to purchase the required coverage from the FHCF. Coverage is estimated based upon the best available information until the FHCF releases actual results in October.

[2]	In addition to the limit shown above, the workers’ compensation reinsurance treaty includes a non-catastrophe, industrial accident layer of $30 excess of a $20 retention.
Refer to the MD&A in The Hartford’s 2010 Form 10-K Annual Report for further explanation of the Company’s Insurance Risk Management Strategy.
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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2011, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of certain collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	June 30, 2011			December 31, 2010
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$7,996	$8,073	10.3%	$9,961	$9,918	12.7%
AAA	9,180	9,409	12.0%	10,080	10,174	13.1%
AA	15,890	15,900	20.4%	15,933	15,554	20.0%
A	19,915	20,470	26.2%	19,265	19,460	25.0%
BBB	20,009	20,568	26.3%	18,849	19,153	24.6%
BB & below	4,377	3,712	4.8%	4,331	3,561	4.6%

Total fixed maturities	$77,367	$78,132	100.0%	$78,419	77,820	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to net purchases of investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers, partially offset by sales of U.S. Treasuries as the Company continues to reinvest in spread product. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	June 30, 2011					December 31, 2010
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,729	$26	$(172)	$2,583	3.3%	$2,496	$23	$(221)	$2,298	2.9%
Small business	449	—	(122)	327	0.4%	453	—	(141)	312	0.4%
Other	373	28	(14)	387	0.5%	298	15	(34)	279	0.4%
CDOs
Collateralized loan obligations (“CLOs”)	2,370	—	(159)	2,211	2.8%	2,429	1	(212)	2,218	2.9%
CREs	552	—	(194)	358	0.5%	653	—	(266)	387	0.5%
Other	6	—	—	6	—	6	—	—	6	—
CMBS
Agency backed [1]	554	16	(1)	569	0.7%	519	9	(4)	524	0.7%
Bonds	6,136	162	(308)	5,990	7.7%	6,985	147	(583)	6,549	8.4%
Interest only (“IOs”)	670	72	(24)	718	0.9%	793	79	(28)	844	1.1%
Corporate
Basic industry [2]	3,320	207	(53)	3,473	4.4%	2,993	190	(24)	3,159	4.1%
Capital goods	3,244	234	(19)	3,459	4.4%	3,179	223	(23)	3,379	4.3%
Consumer cyclical	1,960	123	(10)	2,073	2.7%	1,883	115	(12)	1,986	2.6%
Consumer non-cyclical	5,948	430	(22)	6,356	8.1%	6,126	444	(29)	6,541	8.4%
Energy	3,554	241	(15)	3,780	4.8%	3,377	212	(23)	3,566	4.6%
Financial services	7,991	281	(343)	7,929	10.2%	7,545	253	(470)	7,328	9.4%
Tech./comm.	4,306	283	(53)	4,536	5.8%	4,268	269	(68)	4,469	5.7%
Transportation	1,118	67	(9)	1,176	1.5%	1,141	69	(13)	1,197	1.5%
Utilities	7,743	436	(65)	8,114	10.4%	7,099	386	(58)	7,427	9.5%
Other [2]	788	9	(22)	733	0.9%	885	13	(27)	832	1.1%
Foreign govt./govt. agencies	1,765	107	(8)	1,864	2.4%	1,627	73	(17)	1,683	2.2%
Municipal
Taxable	1,372	27	(100)	1,299	1.7%	1,319	9	(129)	1,199	1.5%
Tax-exempt	11,366	251	(135)	11,482	14.7%	11,150	141	(366)	10,925	14.0%
Residential mortgage-backed securities (“RMBS”)
Agency	3,876	138	(5)	4,009	5.2%	4,283	109	(27)	4,365	5.6%
Non-agency	68	—	(1)	67	0.1%	78	—	(3)	75	0.1%
Alt-A	122	—	(17)	105	0.1%	168	—	(19)	149	0.2%
Sub-prime	1,421	6	(394)	1,033	1.3%	1,507	—	(413)	1,094	1.4%
U.S. Treasuries	3,566	23	(94)	3,495	4.5%	5,159	24	(154)	5,029	6.5%

Fixed maturities, AFS	77,367	3,167	(2,359)	78,132	100.0%	78,419	2,804	(3,364)	77,820	100.0%
Equity securities
Financial services	515	9	(96)	428		569	4	(127)	446
Other	555	103	(5)	653		444	88	(5)	527

Equity securities, AFS	1,070	112	(101)	1,081		1,013	92	(132)	973

Total AFS securities	$78,437	$3,279	$(2,460)	$79,213		$79,432	$2,896	$(3,496)	$78,793

Fixed maturities, FVO				$1,227					$649

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The Company continues to reallocate to investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers, while reducing its exposure to U.S. Treasuries, commercial real estate and subordinated financial services securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates and credit spread tightening. Fixed maturities, FVO, represents securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of these securities is primarily high quality corporate bonds and CRE CDOs. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

Included in the table above is the Company’s gross European exposure with an amortized cost and fair value of $7.7 billion and $8.1 billion, respectively, as of June 30, 2011 and $8.0 billion and $8.3 billion, respectively, as of December 31, 2010. Approximately 71% of this exposure largely relates to corporate entities, primarily utility and industrial, which are domiciled in or generated a significant portion of their revenue within the United Kingdom, Germany, the Netherlands and Switzerland, the majority of which is US dollar-denominated. The securities that are pound and euro-denominated are hedged to US dollars or support foreign-denominated liabilities. Included in the Company’s gross European exposure were investments in Greece, Ireland, Italy, Portugal and Spain (“GIIPS”) with an amortized cost and fair value of $716 and $708, respectively, as of June 30, 2011 and $922 and $905, respectively, as of December 31, 2010. The Company holds less than $1 of corporate securities of companies domiciled in Greece. Additionally, the Company does not hold any sovereign debt exposure in GIIPS.
Not included in the table above is the Company’s exposure to equity securities, trading, supporting the Japan variable annuity products. For further information, see Invested Assets of the Investment Results Section of this MD&A. The following sections highlight the Company’s significant investment sectors.
Financial Services
The Company’s exposure to the financial services sector is predominantly through banking institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	June 30, 2011			December 31, 2010
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$368	$379	$11	$302	$309	$7
AA	2,112	2,132	20	2,085	2,095	10
A	3,978	3,913	(65)	3,760	3,599	(161)
BBB	1,799	1,698	(101)	1,677	1,518	(159)
BB & below	249	235	(14)	290	253	(37)

Total	$8,506	$8,357	$(149)	$8,114	$7,774	$(340)

Financial companies continued to stabilize in 2011 due to positive earnings performance, continued improvement in asset quality and fewer loan defaults. However, during the second quarter, spread volatility in the financial sector intensified on heightened concerns around Greece and other European sovereign risks, uncertainty around additional capital requirements under Basel III and a weaker U.S. macroenvironment. Financial institutions remain vulnerable to ongoing stress in the real estate markets including high unemployment and global economic uncertainty, which could adversely impact the Company’s net unrealized position.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals, such as increases in market pricing, more readily available financing and new issuances. Although credit spreads tightened significantly during the first quarter, they were adversely impacted during the second quarter as the market reacted to an oversupply of sub-prime securities sold by the government. Additionally, delinquencies still remain at historically high levels but are expected to move lower in late 2011.
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
CMBS — Bonds [1]

June 30, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$509	$523	$131	$132	$84	$82	$36	$34	$59	$57	$819	$828
2004	403	425	33	34	57	54	53	50	12	9	558	572
2005	527	555	111	106	132	123	261	232	121	112	1,152	1,128
2006	597	625	408	404	300	296	489	453	562	500	2,356	2,278
2007	207	220	154	159	160	149	295	250	215	183	1,031	961
2008	—	—	—	—	55	60	—	—	—	—	55	60
2010	10	10	—	—	—	—	—	—	—	—	10	10
2011	155	153	—	—	—	—	—	—	—	—	155	153

Total	$2,408	$2,511	$837	$835	$788	$764	$1,134	$1,019	$969	$861	$6,136	$5,990

Credit protection		28.3%		25.4%		18.6%		17.3%		10.1%		21.8%

December 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$782	$803	$146	$142	$107	$103	$24	$21	$26	$22	$1,085	$1,091
2004	489	511	35	35	68	61	33	27	6	5	631	639
2005	610	632	131	121	213	177	182	147	123	96	1,259	1,173
2006	1,016	1,050	566	536	256	224	496	416	436	339	2,770	2,565
2007	305	320	278	250	71	55	253	200	278	198	1,185	1,023
2008	55	58	—	—	—	—	—	—	—	—	55	58

Total	$3,257	$3,374	$1,156	$1,084	$715	$620	$988	$811	$869	$660	$6,985	$6,549

Credit protection		28.8%		22.5%		13.3%		13.8%		8.0%		21.5%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $552 and $358, respectively, as of June 30, 2011 and $653 and $387, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market liquidity and results in higher risk premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2011, loans within the Company’s mortgage loan portfolio have had minimal extensions or restructurings other than what is allowable under the original terms of the contract.

Commercial Mortgage Loans
	June 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$278	$(20)	$258	$339	$(23)	$316
Whole loans	4,321	(30)	4,291	3,326	(23)	3,303
A-Note participations	267	—	267	319	—	319
B-Note participations	312	(72)	240	327	(70)	257
Mezzanine loans	146	(7)	139	181	(36)	145

Total [2]	$5,324	$(129)	$5,195	$4,492	$(152)	$4,340

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
Includes commercial whole loans and excludes residential mortgage loans related to Federal Trust Corporation. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Since December 31, 2010, the Company funded $1.1 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 4.65%. The Company continues to originate commercial whole loans in primary markets, focusing on loans with strong LTV ratios and high quality property collateral. As of June 30, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $110 and $16, respectively.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.7 billion and $12.8 billion, respectively, as of June 30, 2011 and $12.5 billion and $12.1 billion, respectively, as of December 31, 2010. The Company’s municipal bond portfolio is well diversified and primarily consists of essential service revenue and general obligation bonds. As of June 30, 2011 and December 31, 2010, the largest issuer concentrations were the states of California, Massachusetts and Georgia, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation securities.

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

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$435	21.4%	$439	22.8%
Mortgage and real estate funds	470	23.2%	406	21.2%
Mezzanine debt funds	122	6.0%	132	6.9%
Private equity and other funds	1,001	49.4%	941	49.1%

Total	$2,028	100.0%	$1,918	100.0%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $2.5 billion as of June 30, 2011, which is an improvement of $1.0 billion, or 30%, from December 31, 2010 as interest rates declined and credit spreads tightened. As of June 30, 2011, $1.3 billion of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $1.1 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $235 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. Although many of these securities improved in price during the quarter, the unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk Section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	June 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss [1]
Three months or less	806	$6,867	$6,727	$(140)	1,503	$17,431	$16,783	$(643)
Greater than three to six months	142	636	600	(36)	115	732	690	(42)
Greater than six to nine months	567	6,569	6,312	(252)	91	438	397	(41)
Greater than nine to eleven months	49	484	461	(23)	42	185	169	(16)
Twelve months or more	1,051	13,208	11,161	(2,009)	1,231	15,599	12,811	(2,754)

Total	2,615	$27,764	$25,261	$(2,460)	2,982	$34,385	$30,850	$(3,496)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	June 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	100	$757	$584	$(173)	99	$771	$582	$(189)
Greater than three to six months	32	24	17	(7)	22	136	104	(32)
Greater than six to nine months	38	223	161	(62)	28	234	169	(65)
Greater than nine to eleven months	8	55	42	(13)	13	43	32	(11)
Twelve months or more	269	2,426	1,541	(885)	390	4,361	2,766	(1,595)

Total	447	$3,485	$2,345	$(1,140)	552	$5,545	$3,653	$(1,892)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	June 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	23	$39	$17	$(22)	20	$27	$12	$(15)
Greater than three to six months	10	9	4	(5)	1	2	1	(1)
Greater than six to nine months	11	16	6	(10)	12	65	29	(36)
Greater than nine to eleven months	—	—	—	—	—	—	—	—
Twelve months or more	65	354	119	(235)	94	722	260	(462)

Total	109	$418	$146	$(272)	127	$816	$302	$(514)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
ABS	$2	$5	$10	$5
CRE CDOs	—	29	15	93
CMBS
Bonds	14	39	14	111
IOs	2	1	3	1
Corporate	3	6	21	6
Equity	—	4	10	5
RMBS
Non-agency	—	1	—	1
Alt-A	—	7	—	9
Sub-prime	—	16	3	29
Other	2	—	2	—

Total	$23	$108	$78	$260

Three and six months ended June 30, 2011
For the three and six months ended June 30, 2011, impairments recognized in earnings were comprised of credit impairments of $16 and $61, respectively, impairments on equity securities of $0 and $10, respectively, and securities that the Company intends to sell of $7 for both periods.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private equity investments. The structured securities were impaired primarily due to continued property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and six months ended June 30, 2011 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.

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
Impairments on securities for which the Company has the intent to sell consisted of CMBS bonds as market pricing continues to improve and the Company would like the ability to reduce its exposure to certain commercial real estate investments.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $8 and $72, respectively, for the three and six months ended June 30, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic security-specific risk.
Three and six months ended June 30, 2010
For the three and six months ended June 30, 2010, impairments recognized in earnings were comprised of credit impairments of $104 and $255, respectively, primarily concentrated in CMBS bonds and CRE CDOs due to continued property-specific deterioration of the underlying collateral and increased delinquencies. Also included were impairments on equity securities of $4 and $5, respectively.
Valuation Allowances on Mortgage Loans
The following table presents (additions) and reductions to valuation allowances on mortgage loans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Credit-related concerns	$26	$(34)	$26	$(68)
Held for sale Agricultural loans	—	(5)	(3)	(10)
B-note participations	—	—	—	(22)
Mezzanine loans	—	(1)	—	(52)

Total	$26	$(40)	$23	$(152)

For the three and six months ended June 30, 2011, valuation allowances on mortgage loans were largely driven by the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Excluded from the table above are valuation allowances of $50 for the three and six months ended June 30, 2011, respectively, of mortgage loans held-for-sale related to the divestiture of Federal Trust Corporation. For further information regarding the divestiture of Federal Trust Corporation, see Note 12 of the Notes to the Condensed Consolidated Financial Statements. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific risk.

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
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a small portion of Japan’s variable annuities, include a GMWB rider. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. As of June 30, 2011, U.S. GMWB account value was $42.5 billion and International GMWB account value was $2.5 billion. As of December 31, 2010, U.S. GMWB account value was $44.8 billion and International GMWB account value was $2.5 billion. A GMWB contract is “in the money” if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of June 30, 2011 and December 31, 2010, 19% and 35%, respectively, of all unreinsured U.S. GMWB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 10% and 9% “in the money” as of June 30, 2011 and December 31, 2010, respectively. For U.S. GMWB contracts that were “in the money”, the Company’s net amount at risk (i.e. GRB less account value), after reinsurance, as of June 30, 2011 and December 31, 2010, was $0.6 billion and $1.1 billion, respectively. For U.K. and Japan GMWB contracts that were “in the money”, the Company’s net amount at risk, after reinsurance, as of June 30, 2011 and December 31, 2010, was $80 and $73, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4a of the Notes to Condensed Consolidated Financial Statements.

GMDB
The majority of the Company’s U.S. variable annuity contracts include a GMDB rider. Declines in the equity markets will increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of June 30, 2011 and December 31, 2010 is $8.6 billion and $10.7 billion, respectively. However, the Company will incur these payments in the future only if the policyholder has an “in the money” GMDB at their death. As of June 30, 2011 and December 31, 2010, 63% and 70%, respectively, of all unreinsured U.S. GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 11% and 12% “in the money” as of June 30, 2011 and December 31, 2010, respectively. The Company reinsured 64% and 60% of these death benefit guarantees as of June 30, 2011 and December 31, 2010, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance), is $3.1 billion and $4.3 billion, as of June 30, 2011 and December 31, 2010, respectively.
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMDB. For the in-force block of Japan business, declines in equity markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar, the euro and other currencies will increase the Company’s liability for GMDB riders. This increase may be significant in extreme market scenarios. In general, the GMDB riders entitle the policyholder to receive the original investment value at the date of death. If the original investment value exceeds the account value upon death then the contract is “in the money”. As of June 30, 2011 and December 31, 2010, substantially all of the unreinsured Japan GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 22% and 22% “in the money” as of June 30, 2011 and December 31, 2010, respectively. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB offered in Japan is $8.5 billion and $8.8 billion as of June 30, 2011 and December 31, 2010, respectively. The Company reinsured 15% and 14% of the GMDB to a third-party reinsurer as of June 30, 2011 and December 31, 2010, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net GMDB exposure (i.e. after reinsurance) is $7.2 billion and $7.6 billion as of June 30, 2011 and December 31, 2010, respectively. Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. For additional information on the Company’s GMDB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
GMIB
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMIB. For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of account value, or remain in the variable sub-account. For GMIB contracts, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of June 30, 2011 and December 31, 2010, substantially all of the Japan GMIB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 16% and 17% “in the money” as of June 30, 2011 and December 31, 2010, respectively. In addition, as of June 30, 2011, 68% of retained net amount at risk is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 of the Notes to Condensed Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of June 30, 2011, as well as the retained net amount at risk. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.7	0.6
2015	7.6	1.4
2016	2.6	0.6
2017	2.9	0.7
2018 & beyond [2]	7.2	1.5

Total	$25.3	$4.8

[1]	Excludes certain non-GMIB living benefits of $3.2 billion of account value and $0.6 billion of net amount at risk where annuitization is based on attained age.

[2]	In 2018 & beyond, $2.7 billion of the $7.2 billion is primarily associated with account value that is eligible in 2021.

Variable Product Equity Risk Management
Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantee [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]
U.S. Variable Guarantees
GMDB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates
For Life Component of GMWB International Variable Guarantees	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
GMDB & GMIB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels / Interest Rates / Foreign Currency
GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates /Foreign Currency
GMAB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates /Foreign Currency

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
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
The following table depicts the type of risk management strategy being used by the Company to either partially or fully mitigate market risk exposures, displayed above, by variable annuity guarantee as of June 30, 2011:

Variable Annuity Guarantee	Reinsurance	Customized Derivative	Dynamic Hedging [1]	Macro Hedging [2]
GMDB	✓			✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB				✓
GMIB				✓
GMAB				✓

[1]
Through the second quarter in 2011, the Company continued to maintain a reduced level of dynamic hedge protection on GMWB while placing a greater relative emphasis on the protection of statutory surplus through the inclusion of a macro hedging program. This portion of the GMWB hedge strategy may include derivatives with maturities of up to 10 years. U.S. GAAP fair value volatility will be driven by a reduced level of dynamic hedge protection and macro program positions.

[2]
As described below, the Company’s macro hedging program is not designed to provide protection against any one variable annuity guarantee program, but rather is a broad based hedge designed to provide protection against multiple guarantees and market risks, primarily focused on cash flows, statutory liability and surplus volatility.

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
Customized Derivatives
The Company holds customized derivative contracts to provide protection from certain capital market risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivative contracts are based on policyholder behavior and a set of underlying fund mix assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.
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
Macro Hedging

The Company’s macro hedging program uses derivative instruments such as options, futures, swaps and forwards on equities, interest rates, and currencies to provide protection against the statutory tail scenario risk arising from U.S., U.K. and Japan GMWB, GMDB, GMIB and GMAB liabilities, on the Company’s cash flows, statutory surplus and the associated target RBC ratios (see Capital Resources and Liquidity). These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. During the second quarter, the Company has increased its currency and equity hedging coverage. The macro hedge program, which is designed to reduce statutory reserve and capital volatility, will result in additional U.S. GAAP earnings volatility as changes in the fair value of the macro hedge derivatives will not be closely aligned to changes in U.S. GAAP liabilities, since the macro hedge derivatives are marked to market and the non-fair value U.S. GAAP liabilities are not.

Based on the construction of the Company’s derivative hedging program (both dynamic and macro hedge), which can change based on capital market conditions, and changes in the hedge strategies, underlying exposures and other factors, an independent change in the following capital market factors is likely to have the impacts outlined in the table below. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Each of the sensitivities set forth below is estimated individually under the indicated level of market movement and from the market levels at December 31, 2010 and June 30, 2011, and without consideration of any correlation among the key assumptions. In addition, there are other factors, including changes to the underlying hedging program, policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the GMWB liability. As a result, these sensitivities do not necessarily reflect the financial impact from large shifts in the underlying indices or when multiple risk factors are impacted. Actual net changes in the value of the GMWB liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

U.S. GAAP Hedging Program Gain (Loss), Pre-Tax and DAC
	Net Impact			Net Impact
	GMWB Liability			GMWB Liability
	and Dynamic	Macro Hedge	Total Net	and Dynamic	Macro Hedge	Total Net
	Hedge Program	Program [5]	Impact	Hedge Program	Program [5]	Impact
	Expected for second quarter 2011 based on			Expected for third quarter 2011 based on
Capital Market Factor	March 31, 2011			June 30, 2011
Equity markets increase / decrease 1% [1] [2]	$(0) / $0	$(23) / $23	$ (23) / $23	$ (1) / $1	$(33) / $33	$(34) / $34
Volatility increases / decreases 1% [3]	$(23) / $23	$8 / $(8)	$ (15) / $15	$ (23) / $23	$8 / $(8)	$(15) / $15
Interest rates increase / decrease 1 basis point [4]	$1 / $(1)	$(2) / $2	$(1) / $1	$ 2 / $(2)	$(3) / $3	$(1) / $1
Yen strengthens /weakens 1% versus all other currencies	N/A	$48 / $(48)	$48 / $(48)	N/A	$53 / $(53)	$53 / $(53)

[1]	Represents the aggregate net impact of a 1% increase or decrease in broadly traded global equity indices.

[2]	Due to the structure of the macro hedging program, the increase in equity sensitivity was primarily due to additional purchase of equity macro hedges in the second quarter of 2011.

[3]	Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations for broadly traded global equity indices.

[4]	Represents the aggregate net impact of a 1 basis point parallel shift on the global LIBOR yield curve.

For the three months ended June 30, 2011, the net realized pre-tax gain of $4 related to the Company’s variable annuity hedge programs was primarily comprised of the following:

•	A net realized pre-tax gain of $41 associated with the macro hedge program (including other currency hedges) primarily due to a general decline in Japanese interest rates and a strengthened Yen, partially offset by the impact of elapsed time from the hedges.

•	A net realized pre-tax loss of $37 related to the net of GMWB derivatives primarily as a result of a general decrease in long-term interest rates.

The table below provides a predicted pre-tax net realized gain (loss) calculated using the Company’s sensitivities expected for the second quarter disclosed above, as compared to the actual net changes:

Predicted Earnings Impact
Three Months Ended
GMWB Net Liability and Dynamic and Global Macro Programs	June 30, 2011
Equity markets flat	$—
Volatility increased approximately 1%	(15)
Interest rates decreased approximately 30 basis points	30
Yen strengthened approximately 3% against USD and 1% against euro	96

Total implied pre-tax net realized gain [2]	$111

Actual reported pre-tax net realized gain [1] [2]	$4

[1]
The actual reported pre-tax net realized gain of $4 includes a gain of $6 from other FX hedges that are disclosed in the “Other, net” line of the Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios of this MD&A.

[2]
For the three months ended June 30, 2011, the major factors to the variance in the actual reported result and the implied first order sensitivities calculation pre-tax net realized gain/(loss) were attributed to the following: (i) the impact of elapsed time on short duration hedge assets, (ii) hedging activities including timing of rebalancing, trading, and changes in the composition of the underlying hedging instruments, and (iii) partially offset by favorable policyholder behavior.

Additional factors attributed to the variance, the impact of which cannot be incorporated in the calculation of these simplified sensitivities, include non-parallel shifts in capital market factors, specific market index and interest rate movements, interest rate and currency volatilities, variation in the underlying fund performance relative to the hedged indices, changes in The Hartford’s own credit, and changes in Non-U.S. GMWB fair value liabilities. This difference may vary materially from quarter-to-quarter.

Market Risk on Statutory Capital
Statutory surplus amounts and RBC ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:
•
In general, as equity market levels and interest rates decline, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin for death and living benefit guarantees associated with U.S. variable annuity contracts can be materially negatively affected, sometimes at a greater than linear rate. Other market factors that can impact statutory surplus, reserve levels and capital margin include differences in performance of variable subaccounts relative to indices and/or realized equity and interest rate volatilities. In addition, as equity market levels increase, generally surplus levels will increase. RBC ratios will also tend to increase when equity markets increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. Non-market factors, which can also impact the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin, include actual and estimated policyholder behavior experience as it pertains to lapsation, partial withdrawals, and mortality.

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
The yen based fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. In 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the June 30, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $2.2 billion at June 30, 2011, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $490, maturity of senior notes of $400, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $180, and preferred stock dividends of approximately $42.
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
Dividends
On May 19, 2011, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on July 1, 2011 to common shareholders of record as of June 1, 2011 and a dividend of $18.125 on each share of Series F preferred stock payable on July 1, 2011 to shareholders of record as of June 15, 2011.
On July 27, 2011, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on October 3, 2011 to common shareholders of record as of September 1, 2011 and a dividend of $18.125 on each share of Series F preferred stock payable on October 3, 2011 to shareholders of record as of September 15, 2011.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to its U.S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the Plan for 2011 and the funding requirements for all of its pension plans are expected to be immaterial. The Company contributed approximately $120 to its pension plans and other postretirement plans in July 2011, and presently anticipates contributing approximately $80 during the remainder of 2011, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $83 in dividends to HLI in 2011 without prior approval from the applicable insurance commissioner. The aggregate of these amounts, net of amounts required by HLI, is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. For the six months ended June 30, 2011, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $631 in dividends from its property-casualty insurance subsidiaries.

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
Contingent Capital Facility
The Hartford has a put option agreement (the “Put Option Agreement”) with Glen Meadow ABC Trust, a Delaware statutory trust (the “ABC Trust”), and a put option calculation agent. The Put Option Agreement provides The Hartford with the right to require the ABC Trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500.
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

The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At June 30, 2011, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $23 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At June 30, 2011, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 17%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of June 30, 2011, the Company was in compliance with all such covenants.
The Hartford’s Japan operations also maintain two lines of credit in support of the subsidiary operations. Both lines of credit are in the amount of $62, or ¥5 billion, and individually have expiration dates of September 30, 2011 and January 4, 2012.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2011, is $552. Of this $552 the legal entities have posted collateral of $487 in the normal course of business. Based on derivative market values as of June 30, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $63 to be posted as collateral. Based on derivative market values as of June 30, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $91 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of June 30, 2011 was $15.3 billion with a corresponding fair value of $261. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.8 billion and a fair value of $105, for which the Company has a contractual right to make a collateral payment in the amount of approximately $54 to prevent its termination.

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
The following table summarizes Property & Casualty Operations’ fixed maturities, short-term investments, and cash, as of June 30, 2011:

Fixed maturities	$25,286
Short-term investments	1,022
Cash	255
Less: Derivative collateral	(201)

Total	$26,362

Liquidity requirements that are unable to be funded by Property & Casualty Operations’ short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $71 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
The following table summarizes Operations’ fixed maturities, short-term investments, and cash, as of June 30, 2011:

Fixed maturities	$54,048
Short-term investments	5,565
Cash	1,638
Less: Derivative collateral	(1,833)
Cash associated with Japan variable annuities	(721)

Total	$58,697

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

As of
Contractholder Obligations	June 30, 2011
Total Life contractholder obligations	$252,887
Less: Separate account assets [1]	(157,485)
International statutory separate accounts [1]	(32,237)

General account contractholder obligations	$63,165

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$28,765
Fixed MVA annuities [3]	10,151
International fixed MVA annuities	2,644
Guaranteed investment contracts (“GIC”) [4]	767
Other [5]	20,838

General account contractholder obligations	$63,165

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

Capitalization
The capital structure of The Hartford as of June 30, 2011 and December 31, 2010 consisted of debt and stockholders’ equity, summarized as follows:

	June 30,	December 31,
	2011	2010	Change
Short-term debt (includes current maturities of long-term debt)	$400	$400	—
Long-term debt	6,214	6,207	—

Total debt [1]	6,614	6,607	—
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	21,752	21,312	2%
AOCI, net of tax	(77)	(1,001)	92%

Total stockholders’ equity	$21,675	$20,311	7%
Total capitalization including AOCI	$28,289	$26,918	5%

Debt to stockholders’ equity	31%	33%
Debt to capitalization	23%	25%

[1]
Total debt of the Company excludes $368 and $382 of consumer notes as of June 30, 2011 and December 31, 2010, respectively, and $25 of Federal Home Loan Bank advances recorded in other liabilities as of June 30, 2011 and December 31, 2010.

The Hartford’s total capitalization increased $1.4 billion, or 5%, from December 31, 2010 to June 30, 2011 due to improvements in AOCI and increases in stockholders’ equity, excluding AOCI. AOCI, net of tax, improved primarily due to decreases in net unrealized losses on available-for-sale securities of $847 primarily as a result of improved security valuations largely due to declining interest rates and credit spread tightening. The increase in stockholders’ equity, excluding AOCI, was primarily due to net income of $535.
For additional information on equity and AOCI, net of tax, see Notes 15 and 16, respectively, of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.
Cash Flows

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$964	$1,200
Net cash provided by (used for) investing activities	$(807)	$1,600
Net cash used for financing activities	$(319)	$(1,967)
Cash — end of period	$1,898	$2,998
Cash from operating activities compared to the prior year period decreased as a result of lower net investment income on available-for-sale securities, excluding limited partnerships and other alternative investments.
Cash used for investing activities in 2011 primarily relates to net purchases of mortgage loans of $847, net purchases of fixed maturities, fair value option of $533 and net payments on derivatives of $300, partially offset by net proceeds of available-for-sale securities of $711. Cash provided by investing activities in 2010 primarily relates to $1.2 billion of net proceeds from sales of mortgage loans and net receipts on derivatives of $584, partially offset by $446 of net purchases of available-for-sale securities.
Cash used for financing activities in 2011 consists primarily of $212 of net outflows on investment and universal life-type contracts. In the comparable prior period of 2010, cash used for financing activities was primarily related to the redemption of preferred stock issued to the U.S. Treasury of $3.4 billion, repayments of consumer notes of $684, repayment of $275 in senior notes in June 2010, and net outflows on investment and universal life-type contracts. Partially offsetting the outflows in 2010 were proceeds from the issuance of $1.1 billion in aggregate senior notes, issuance of common stock under a public offering of $1.6 billion and issuance of mandatory convertible preferred stock of $556.
Operating cash flows for the six months ended June 30, 2011 and 2010 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of July 28, 2011.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2010 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2011 is an estimate, as the second quarter 2011 statutory filings have not yet been made.

	June 30,	December 31,
	2011	2010
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,951	$7,731
Property and casualty insurance subsidiaries	7,627	7,721

Total	$15,578	$15,452

Total statutory capital and surplus increased by $126 primarily due to a combined statutory net income of $312 for the property and casualty insurance subsidiaries and U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, a combined net impact of unrealized gains of approximately $189 for the property and casualty insurance subsidiaries and U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, and a $252 increase in the admitted deferred tax asset for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, offset by dividends to the HFSG Holding Company of $631.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion as of June 30, 2011 and December 31, 2010.
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
While we expect to file an application to deregister as a savings and loan holding company in connection with the closing of the sale of FTC in the fourth quarter of 2011, a number of provisions of the Dodd-Frank Act affect us due to our current status as a savings and loan holding company. For example, because of our status as a savings and loan holding company or if we are designated a systemically important institution, the Dodd-Frank Act may restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis for holding companies that, like us, control insured depository institutions, as well as additional regulation of compensation.
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
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2011.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The settlement was preliminarily approved in June 2011 and is contingent upon final court approval.
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
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention, and booked an insurance recoverable for the amount paid under the settlement plus the cost of settlement administration, less the self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. As a result, the Company’s insurance recoverable was reduced to $45.5. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. The Company counterclaimed for coverage, seeking approximately $50 plus interest. That arbitration concluded in May 2011. A decision is expected in the third or fourth quarter of 2011. Management believes it is probable that the Company’s coverage position ultimately will be sustained.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between the Company and the mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation the Company received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and has moved to dismiss both actions.
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
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2011:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number	Average Price	Part of Publicly	of Shares that May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs [2]
				(in millions)
April 1, 2011 — April 30, 2011	1,800	$27.57	—	$807
May 1, 2011 — May 31, 2011	64,914	$28.06	—	$807
June 1, 2011 — June 30, 2011	—	$—	—	$—

Total	66,714	$28.04	—	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

[2]
On June 10, 2008, the Company’s Board of Directors approved a $1 billion stock repurchase program that authorized purchases of the Company’s common stock and derivative transactions to facilitate future repurchases of the Company’s common stock. This repurchase authorization expired on June 10, 2011.

Item 6.	EXHIBITS
See Exhibits Index on page 124.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc. (Registrant)
Date: August 3, 2011	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2011
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description

*10.01	Written Summary of Compensation-related Arrangement with a Named Executive Officer effective May 18, 2011.

15.01	Deloitte & Touche LLP Letter of Awareness.

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management compensation-related arrangement.