Form 10-Q
period 2011-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2011-11-02
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 27, 2011 there were outstanding 445,739,799 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
Hartford, Connecticut
We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010 and statements of changes in stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 2, 2011

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues
Earned premiums	$3,518	$3,513	$10,582	$10,546
Fee income	1,192	1,164	3,620	3,530
Net investment income (loss):
Securities available-for-sale and other	1,062	1,073	3,274	3,275
Equity securities, trading	(1,890)	1,043	(1,684)	(905)

Total net investment income (loss)	(828)	2,116	1,590	2,370
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(71)	(146)	(221)	(778)
OTTI losses recognized in other comprehensive income (“OCI”)	11	31	83	403

Net OTTI losses recognized in earnings	(60)	(115)	(138)	(375)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	635	(142)	379	(147)

Total net realized capital gains (losses)	575	(257)	241	(522)
Other revenues	63	66	188	195

Total revenues	4,520	6,602	16,221	16,119

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	4,006	3,037	11,160	9,762
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	(1,889)	1,043	(1,683)	(905)
Amortization of deferred policy acquisition costs and present value of future profits	1,320	431	2,819	2,013
Insurance operating costs and other expenses	1,059	1,046	3,403	3,272
Interest expense	128	128	384	380

Total benefits, losses and expenses	4,624	5,685	16,083	14,522
Income (loss) from continuing operations before income taxes	(104)	917	138	1,597
Income tax expense (benefit)	(101)	252	(312)	437

Income (loss) from continuing operations, net of tax	(3)	665	450	1,160
Income (loss) from discontinued operations, net of tax	3	1	85	(99)

Net income	$—	$666	$535	$1,061

Preferred stock dividends and accretion of discount	10	10	31	504

Net income (loss) available to common shareholders	$(10)	$656	$504	$557

Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$(0.03)	$1.47	$0.94	$1.54
Diluted	$(0.03)	$1.34	$0.87	$1.42

Net income (loss) available to common shareholders per common share
Basic	$(0.02)	$1.48	$1.13	$1.30
Diluted	$(0.02)	$1.34	$1.05	$1.21

Cash dividends declared per common share	$0.10	$0.05	$0.30	$0.15

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In millions, except for share and per share data)	2011	2010
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $77,838 and $78,419) (includes variable interest entity assets, at fair value, of $154 and $406)	$80,263	$77,820
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $338 and $323)	1,323	649
Equity securities, trading, at fair value (cost of $33,565 and $33,899)	30,770	32,820
Equity securities, available-for-sale, at fair value (cost of $1,093 and $1,013)	989	973
Mortgage loans (net of allowances for loan losses of $147 and $155)	5,590	4,489
Policy loans, at outstanding balance	2,176	2,181
Limited partnerships and other alternative investments (includes variable interest entity assets of $7 and $14)	2,506	1,918
Other investments	2,857	1,617
Short-term investments	9,704	8,528

Total investments	136,178	130,995

Cash	2,589	2,062
Premiums receivable and agents’ balances, net	3,525	3,273
Reinsurance recoverables, net	5,253	4,862
Deferred policy acquisition costs and present value of future profits	8,729	9,857
Deferred income taxes, net	1,611	3,725
Goodwill	1,036	1,051
Property and equipment, net	1,029	1,150
Other assets	1,725	1,629
Separate account assets	143,923	159,742

Total assets	$305,598	$318,346

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,034	$39,598
Other policyholder funds and benefits payable	45,868	44,550
Other policyholder funds and benefits payable — international variable annuities	30,734	32,793
Unearned premiums	5,409	5,176
Short-term debt	400	400
Long-term debt	6,217	6,207
Consumer notes	349	382
Other liabilities (includes variable interest entity liabilities of $461 and $394)	8,883	9,187
Separate account liabilities	143,923	159,742

Total liabilities	282,817	298,035

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,754,771 shares issued	5	5
Additional paid-in capital	10,395	10,448
Retained earnings	12,447	12,077
Treasury stock, at cost — 24,241,076 and 25,205,283 shares	(1,687)	(1,774)
Accumulated other comprehensive income (loss), net of tax	1,065	(1,001)

Total stockholders’ equity	22,781	20,311

Total liabilities and stockholders’ equity	$305,598	$318,346

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended
	September 30,
(In millions, except for share data)	2011	2010
	(Unaudited)
Preferred Stock, at beginning of period	$556	$2,960
Issuance of mandatory convertible preferred stock	—	556
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	440
Redemption of preferred stock issued to the U.S. Treasury	—	(3,400)

Preferred Stock, at end of period	556	556

Common Stock	5	5

Additional Paid-in Capital, at beginning of period	10,448	8,985
Issuance of common shares under public offering	—	1,599
Issuance of shares under incentive and stock compensation plans	(43)	(123)
Tax expense on employee stock options and awards	(10)	(6)

Additional Paid-in Capital, at end of period	10,395	10,455

Retained Earnings, at beginning of period, before cumulative effect of accounting change, net of tax	12,077	11,164
Cumulative effect of accounting change, net of tax	—	26

Retained Earnings, at beginning of period, as adjusted	12,077	11,190
Net income	535	1,061
Cumulative effect of accounting changes, net of tax	—	(194)
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	(440)
Dividends on preferred stock	(31)	(64)
Dividends declared on common stock	(134)	(65)

Retained Earnings, at end of period	12,447	11,488

Treasury Stock, at Cost, at beginning of period	(1,774)	(1,936)
Issuance of shares under incentive and stock compensation plans from treasury stock	94	150
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(3)

Treasury Stock, at Cost, at end of period	(1,687)	(1,789)

Accumulated Other Comprehensive Loss, Net of Tax, at beginning of period	(1,001)	(3,312)
Cumulative effect of accounting changes, net of tax	—	194
Total other comprehensive income	2,066	3,312

Accumulated Other Comprehensive Income, Net of Tax, at end of period	1,065	194

Noncontrolling Interest, at beginning of period	—	29
Recognition of noncontrolling interest in other liabilities	—	(29)

Noncontrolling Interest, at end of period	—	—

Total Stockholders’ Equity	$22,781	$20,909

Preferred Shares Outstanding, at beginning of period (in thousands)	575	3,400
Redemption of shares issued to the U.S. Treasury	—	(3,400)
Issuance of mandatory convertible preferred shares	—	575

Preferred Shares Outstanding, at end of period	575	575

Common Shares Outstanding, at beginning of period (in thousands)	444,549	383,007
Issuance of shares under public offering	—	59,590
Issuance of shares under incentive and stock compensation plans	1,203	1,901
Return of shares under incentive and stock compensation plans and other to treasury stock	(238)	(132)

Common Shares Outstanding, at end of period	445,514	444,366

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Comprehensive Income
Net income	$—	$666	$535	$1,061

Other comprehensive income (loss)
Change in net unrealized gain / loss on securities	871	1,064	1,717	2,642
Change in OTTI losses recognized in other comprehensive income	10	44	11	97
Change in net gain / loss on cash-flow hedging instruments	154	79	157	308
Change in foreign currency translation adjustments	83	164	109	205
Amortization of prior service cost and actuarial net losses included in net periodic benefit costs	24	28	72	60

Total other comprehensive income	1,142	1,379	2,066	3,312

Total comprehensive income	$1,142	$2,045	$2,601	$4,373

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(In millions)	2011	2010
	(Unaudited)
Operating Activities
Net income	$535	$1,061
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,819	2,027
Additions to deferred policy acquisition costs and present value of future profits	(1,961)	(1,999)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	1,309	(17)
Change in reinsurance recoverables	(31)	247
Change in receivables and other assets	(452)	(29)
Change in payables and accruals	(141)	(92)
Change in accrued and deferred income taxes	(472)	(5)
Net realized capital (gains) losses	(360)	526
Net receipts (disbursements) from investment contracts related to policyholder funds - international variable annuities	(2,059)	174
Net (increase) decrease in equity securities, trading	2,050	(174)
Depreciation and amortization	532	449
Goodwill impairment	—	153
Other operating activities, net	(145)	(76)

Net cash provided by operating activities	1,624	2,245
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	26,124	37,320
Fixed maturities, fair value option	40	—
Equity securities, available-for-sale	130	207
Mortgage loans	366	1,517
Partnerships	151	312
Payments for the purchase of:
Fixed maturities, available-for-sale	(26,513)	(39,485)
Fixed maturities, fair value option	(664)	—
Equity securities, available-for-sale	(200)	(135)
Mortgage loans	(1,503)	(273)
Partnerships	(594)	(226)
Proceeds from business sold	278	130
Derivatives, net	1,603	504
Change in policy loans, net	5	(6)
Change in payables for collateral under securities lending, net	—	(46)
Other investing activities, net	(119)	(105)

Net cash used for investing activities	(896)	(286)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,419	9,458
Withdrawals and other deductions from investment and universal life-type contracts	(16,123)	(16,426)
Net transfers from separate accounts related to investment and universal life-type contracts	7,661	5,998
Proceeds from issuance of long-term debt	—	1,090
Repayments at maturity for long-term debt and payments on capital lease obligations	—	(343)
Repayments at maturity or settlement of consumer notes	(33)	(752)
Net proceeds from issuance of mandatory convertible preferred stock	—	556
Net proceeds from issuance of common shares under public offering	—	1,600
Redemption of preferred stock issued to the U.S. Treasury	—	(3,400)
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	6	17
Dividends paid on preferred stock	(32)	(75)
Dividends paid on common stock	(107)	(62)
Changes in bank deposits and payments on bank advances	(30)	(56)

Net cash used for financing activities	(239)	(2,395)
Foreign exchange rate effect on cash	38	1
Net increase (decrease) in cash	527	(435)
Cash — beginning of period	2,062	2,142

Cash — end of period	$2,589	$1,707

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$245	$249
Interest paid	$340	$324
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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 are unaudited. These financial statements reflect all adjustments (consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in The Hartford’s 2010 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.
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
This guidance will be effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. Early adoption as of the beginning of a fiscal year is permitted.
The Company intends to adopt this guidance retrospectively on January 1, 2012, resulting in a write down of the Company’s deferred acquisition costs relating to those costs which no longer meet the revised guidance as summarized above. The Company estimates the cumulative effect of the retrospective adoption of this guidance will reduce stockholders’ equity as of December 31, 2010 between $1.4 billion and $1.7 billion after-tax. The actual impact may be different.
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Tax expense (benefit) at U.S. Federal statutory rate	$(36)	$321	$48	$559
Tax-exempt interest	(37)	(38)	(112)	(116)
Dividends-received deduction	(42)	(34)	(169)	(115)
Valuation allowance	6	—	(83)	86
Other	8	3	4	23

Income tax expense (benefit)	$(101)	$252	$(312)	$437

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
The Company’s unrecognized tax benefits were unchanged during the nine months ended September 30, 2011, remaining at $48 as of September 30, 2011. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance was $90, relating mostly to foreign net operating losses, as of September 30, 2011 and was $173 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $86, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
Included in the Company’s September 30, 2011 $1.6 billion net deferred tax asset is $1.8 billion relating to items treated as ordinary for federal income tax purposes, and a $187 net deferred tax liability for items classified as capital in nature. The $187 capital items are comprised of $577 of gross deferred tax assets related to realized capital losses and $764 of gross deferred tax liabilities related to net unrealized capital gains.
Also, for the nine months ended September 30, 2010, the Company incurred a $19 charge related to a decrease in deferred tax assets as a result of federal legislation that will reduce the tax deduction available to the Company related to retiree health care costs beginning in 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except for per share data)	2011	2010	2011	2010
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$(3)	$665	$450	$1,160
Less: Preferred stock dividends and accretion of discount	10	10	31	504

Income (loss) from continuing operations, net of tax, available to common shareholders	(13)	655	419	656
Add: Dilutive effect of preferred stock dividends	—	10	—	—

Income (loss) from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$(13)	$665	$419	$656

Income (loss) from discontinued operations, net of tax	$3	$1	$85	$(99)

Net income
Net income	$—	$666	$535	$1,061
Less: Preferred stock dividends and accretion of discount	10	10	31	504

Net income (loss) available to common shareholders	(10)	656	504	557
Add: Dilutive effect of preferred stock dividends	—	10	—	—

Net income (loss) available to common shareholders and assumed conversion of preferred shares	$(10)	$666	$504	$557

Shares
Weighted average common shares outstanding, basic	445.3	444.1	445.0	427.2

Dilutive effect of warrants	—	29.0	34.8	32.6
Dilutive effect of stock compensation plans	—	1.4	1.2	1.3
Dilutive effect of mandatory convertible preferred shares	—	20.8	—	—

Weighted average shares outstanding and dilutive potential common shares	445.3	495.3	481.0	461.1

Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.03)	$1.47	$0.94	$1.54
Income (loss) from discontinued operations, net of tax	0.01	0.01	0.19	(0.24)

Net income (loss) available to common shareholders	$(0.02)	$1.48	$1.13	$1.30

Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.03)	$1.34	$0.87	$1.42
Income (loss) from discontinued operations, net of tax	0.01	—	0.18	(0.21)

Net income (loss) available to common shareholders	$(0.02)	$1.34	$1.05	$1.21

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Earnings (Loss) Per Common Share (continued)
The declaration of a quarterly common stock dividend of $0.10 during the first, second and third quarters of 2011 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 was $9.729, $9.754, $9.773 and $9.790, respectively.
As a result of the losses available to common shareholders in the three months ended September 30, 2011, the Company is required to use basic weighted average common shares outstanding in the calculation of the three months ended September 30, 2011 diluted loss per share, since the inclusion of 27.4 million shares for warrants, 0.7 million shares for stock compensation plans and 20.7 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 494.1 million.
For the nine months ended September 30, 2011, 20.8 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 501.8 million.
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
Commercial Markets
Property & Casualty Commercial
Property & Casualty Commercial provides workers’ compensation, property, automobile, marine, livestock, liability and umbrella coverages primarily throughout the United States (“U.S.”), along with a variety of customized insurance products and risk management services including professional liability, fidelity, surety and specialty casualty coverages.
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
Financial Measures and Other Segment Information
The following table presents net income (loss) for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Property & Casualty Commercial	$52	$306	$500	$782
Group Benefits	25	46	77	145
Consumer Markets	(16)	70	(80)	113
Global Annuity	49	175	327	141
Life Insurance	(3)	97	98	224
Retirement Plans	(32)	30	13	38
Mutual Funds	24	18	79	67
Corporate and Other	(99)	(76)	(479)	(449)

Net income	$—	$666	$535	$1,061

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate and Other category.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$721	$605	$2,071	$1,754
Property	129	137	398	412
Automobile	146	149	437	453
Package business	289	281	857	842
Liability	135	129	404	405
Fidelity and surety	55	56	164	169
Professional liability	78	82	237	243

Total Property & Casualty Commercial	1,553	1,439	4,568	4,278
Group Benefits
Group disability	467	487	1,460	1,520
Group life and accident	501	513	1,529	1,539
Other	48	58	147	175

Total Group Benefits	1,016	1,058	3,136	3,234
Consumer Markets
Automobile	649	698	1,978	2,122
Homeowners	281	287	847	854

Total Consumer Markets [1]	930	985	2,825	2,976
Global Annuity
Variable annuity	600	629	1,870	1,855
Fixed / MVA and other annuity	29	24	56	49
Institutional investment products	(5)	4	(7)	21

Total Global Annuity	624	657	1,919	1,925
Life Insurance
Variable life	122	113	304	315
Universal life	109	72	324	282
Term / other life	13	12	37	36
PPLI	42	46	131	129

Total Life Insurance	286	243	796	762
Retirement Plans
401(k)	82	77	254	233
Government plans	11	12	37	32

Total Retirement Plans	93	89	291	265
Mutual Funds
Non-proprietary	138	144	461	447
Proprietary	15	15	45	46

Total Mutual Funds	153	159	506	493
Corporate and Other	55	47	161	143

Total earned premiums, fees, and other considerations	4,710	4,677	14,202	14,076
Net investment income (loss):
Securities available-for-sale and other	1,062	1,073	3,274	3,275
Equity securities, trading	(1,890)	1,043	(1,684)	(905)

Total net investment income (loss)	(828)	2,116	1,590	2,370
Net realized capital gains (losses)	575	(257)	241	(522)
Other revenues	63	66	188	195

Total revenues	$4,520	$6,602	$16,221	$16,119

[1]
For the three months ended September 30, 2011 and 2010, AARP members accounted for earned premiums of $687 and $712, respectively. For the nine months ended September 30, 2011 and 2010, AARP members accounted for earned premiums of $2.1 billion and $2.1 billion, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the three and nine months ended September 30, 2011 and 2010. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such as they are primarily priced by independent brokers and/or within illiquid markets.

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

	September 30, 2011
			Quoted Prices
			in Active	Significant	Significant
			Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs
	Total		(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS		$3,504	$—	$3,034	$470
CDOs		2,465	—	—	2,465
CMBS		6,960	—	6,306	654
Corporate		43,316	—	41,097	2,219
Foreign government/government agencies		1,944	—	1,867	77
States, municipalities and political subdivisions (“Municipal”)		13,164	—	12,753	411
RMBS		5,336	—	4,229	1,107
U.S. Treasuries		3,574	574	3,000	—

Total fixed maturities, AFS		80,263	574	72,286	7,403
Fixed maturities, FVO		1,323	—	831	492
Equity securities, trading		30,770	1,953	28,817	—
Equity securities, AFS		989	346	550	93
Derivative assets
Credit derivatives		(26)	—	(24)	(2)
Equity derivatives		35	—	—	35
Foreign exchange derivatives		724	—	724	—
Interest rate derivatives		267	—	228	39
Other derivative contracts		29	—	—	29

Total derivative assets [1]		1,029	—	928	101
Short-term investments		9,704	337	9,367	—
Separate account assets [2]		136,113	97,722	37,207	1,184

Total assets accounted for at fair value on a recurring basis		$260,191	$100,932	$149,986	$9,273

Percentage of level to total		100%	39%	57%	4%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Equity linked notes		$(6)	$—	$—	$(6)
Derivative liabilities
Credit derivatives		(542)	—	(1)	(541)
Equity derivatives		1	—	—	1
Foreign exchange derivatives		(12)	—	(12)	—
Interest rate derivatives		(310)	—	(262)	(48)

Total derivative liabilities [3]		(863)	—	(275)	(588)
Other liabilities		(13)	—	—	(13)
Consumer notes [4]		(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$	(886)	$—	$ (275)	$ (611)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of September 30, 2011, $2.0 billion of a cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	As of September 30, 2011, excludes approximately $8 billion of investment sales receivable that are not subject to fair value accounting.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2011 and December 31, 2010, 99% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The Company performs a monthly analysis on derivative valuations which includes both quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing statistics and trends, back testing recent trades, analyzing the impacts of changes in the market environment, and review of changes in market value for each derivative including those derivatives priced by brokers.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll forwards for the three and nine months ending September 30, 2011 and 2010, for the financial instruments classified as Level 3, excluding those related to the Company’s living benefits and associated hedging programs, which are reported in Note 4a.
For the three months ended September 30, 2011

	Fixed Maturities, AFS
					Foreign
					govt./govt.			Total Fixed
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	Maturities, AFS
Fair value as of June 30, 2011	$452	$2,575	$654	$2,110	$51	$280	$1,114	$7,236
Total realized/unrealized gains (losses)
Included in net income [1]	(15)	(26)	—	(9)	—	—	—	(50)
Included in OCI [2]	(2)	(34)	(56)	(63)	(1)	46	(39)	(149)
Purchases	58	—	25	42	1	85	—	211
Settlements	(14)	(50)	(12)	(41)	(1)	—	(36)	(154)
Sales	(8)	—	(2)	(7)	(1)	—	—	(18)
Transfers into Level 3 [3]	14	—	45	268	28	—	68	423
Transfers out of Level 3 [3]	(15)	—	—	(81)	—	—	—	(96)

Fair value as of September 30, 2011	$470	$2,465	$654	$2,219	$77	$411	$1,107	$7,403

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1]	$(15)	$(26)	$—	$(9)	$—	$—	$—	$(50)

			Freestanding Derivatives [4]
	Fixed	Equity			Interest	Other	Total Free-
	Maturities	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of June 30, 2011	$556	$100	$(402)	$6	$7	$30	$(359)	$1,068
Total realized/unrealized gains (losses)
Included in net income [1]	(24)	—	(142)	5	(16)	(1)	(154)	11
Included in OCI [2]	—	(6)	—	—	—	—	—	—
Purchases	—	—	—	25	—	—	25	131
Settlements	(1)	—	1	—	—	—	1	—
Sales	(39)	(1)	—	—	—	—	—	(11)
Transfers into Level 3 [3]	—	—	—	—	—	—	—	1
Transfers out of Level 3 [3]	—	—	—	—	—	—	—	(16)

Fair value as of September 30, 2011	$492	$93	$(543)	$36	$(9)	$29	$(487)	$1,184

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1]	$(24)	$—	$(140)	$5	$(16)	$(1)	$(152)	$8

Liabilities	Equity Linked Notes	Other Liabilities	Consumer Notes
Fair value as of June 30, 2011	$(10)	$(44)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1]	4	31	—

Fair value as of September 30, 2011	$(6)	$(13)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1]	$4	$31	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
For the nine months ended September 30, 2011

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2011	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489
Total realized/unrealized gains (losses)
Included in net income [1]	(21)	(41)	11	(37)	—	—	(9)	(97)
Included in OCI [2]	35	89	91	(44)	—	55	(14)	212
Purchases	58	—	25	94	3	85	25	290
Settlements	(32)	(128)	(42)	(114)	(3)	—	(103)	(422)
Sales	(10)	(66)	(317)	(141)	(6)	(2)	(16)	(558)
Transfers into Level 3 [3]	82	30	197	541	39	4	82	975
Transfers out of Level 3 [3]	(119)	—	—	(209)	(12)	(3)	(143)	(486)

Fair value as of September 30, 2011	$470	$2,465	$654	$2,219	$77	$411	$1,107	$7,403

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1]	$(21)	$(41)	$11	$(37)	$—	$—	$(9)	$(97)

			Freestanding Derivatives [4]
	Fixed	Equity			Interest	Other	Total Free-
	Maturities	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of January 1, 2011	$522	$154	$(390)	$4	$(53)	$32	$(407)	$1,247
Total realized/unrealized gains (losses)
Included in net income [1]	12	(10)	(148)	7	(21)	(3)	(165)	35
Included in OCI [2]	—	(5)	—	—	—	—	—	—
Purchases	—	37	1	25	64		90	165
Settlements	(3)	—	—	—	—	—	—	—
Sales	(39)	(2)	(6)	—	1	—	(5)	(180)
Transfers into Level 3 [3]	—	—	—	—	—	—	—	13
Transfers out of Level 3 [3]	—	(81)	—	—	—	—	—	(96)

Fair value as of September 30, 2011	$492	$93	$(543)	$36	$(9)	$29	$(487)	$1,184

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1]	$12	$(11)	$(148)	$7	$(19)	$(3)	$(163)	$9

Liabilities	Equity Linked Notes	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(9)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	3	24	1
Settlements			—

Fair value as of September 30, 2011	$(6)	$(13)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1]	$3	$24	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
For the three months ended September 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./ govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of June 30, 2010	$548	$2,778	$652	$8,816	$51	$317	$1,466	$14,628
Total realized/unrealized gains (losses)
Included in net income [1]	(6)	(45)	(23)	(10)	—	1	(4)	(87)
Included in OCI [2]	28	110	58	74	1	14	56	341
Purchases, issuances, and settlements	(26)	(110)	(32)	(140)	(1)	(30)	(243)	(582)
Transfers into Level 3 [3]	—	15	36	5	—	11	—	67
Transfers out of Level 3 [3]	(35)	(192)	(78)	(6,635)	—	(24)	(3)	(6,967)

Fair value as of September 30, 2010	$509	$2,556	$613	$2,110	$51	$289	$1,272	$7,400

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1]	$—	$(47)	$(34)	$(11)	$—	$—	$(4)	$(96)

			Freestanding Derivatives [4]
	Fixed	Equity			Interest	Other	Total Free-
	Maturities	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of June 30, 2010	$—	$80	$(533)	$—	$(49)	$35	$(547)	$937
Total realized/unrealized gains (losses)
Included in net income [1]	48	—	80	4	—	(1)	83	13
Included in OCI [2]	—	(1)	—	—	—	—	—	—
Purchases, issuances, and settlements	(1)	7	(3)	—	—	—	(3)	72
Transfers into Level 3 [3]	453	14	—	—	—	—	—	61
Transfers out of Level 3 [3]	—	—	—	—	—	—	—	(6)

Fair value as of September 30, 2010	$500	$100	$(456)	$4	$(49)	$34	$(467)	$1,077

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1]	$48	$—	$79	$4	$1	$(1)	$83	$9

	Other Policyholder Funds and Benefits Payable
			Total Other
	Institutional	Equity Linked	Policyholder Funds
Liabilities	Notes	Notes	and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of June 30, 2010	$2	$(7)	$(5)	$(16)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1]	1	(1)	—	(14)	—

Fair Value as of September 30, 2010	$3	$(8)	$(5)	$(30)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1]	$1	$(1)	$—	$—	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
For the nine months ended September 30, 2010

	Fixed Maturities, AFS
					Foreign			Total Fixed
					govt./ govt.			Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS
Fair value as of January 1, 2010	$580	$2,835	$307	$8,027	$93	$262	$1,153	$13,257
Total realized/unrealized gains (losses)
Included in net income [1]	(9)	(130)	(137)	(2)	—	1	(38)	(315)
Included in OCI [2]	71	430	333	306	3	48	220	1,411
Purchases, issuances, and settlements	(49)	(177)	(55)	137	(9)	(5)	(37)	(195)
Transfers into Level 3 [3]	28	42	302	515	6	11	—	904
Transfers out of Level 3 [3]	(112)	(444)	(137)	(6,873)	(42)	(28)	(26)	(7,662)

Fair value as of September 30, 2010	$509	$2,556	$613	$2,110	$51	$289	$1,272	$7,400

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1]	$(2)	$(137)	$(108)	$(4)	$—	$—	$(33)	$(284)

			Freestanding Derivatives [4]
	Fixed	Equity			Interest	Other	Total Free-
	Maturities	Securities,	Credit	Equity	Rate	Derivative	Standing	Separate
Assets	FVO	AFS	Derivatives	Derivatives	Derivatives	Contracts	Derivatives	Accounts
Fair value as of January 1, 2010	$—	$58	$(228)	$(2)	$5	$36	$(189)	$962
Total realized/unrealized gains (losses)
Included in net income [1]	48	(2)	60	6	1	(2)	65	29
Included in OCI [2]	—	8	—	—	—	—	—	—
Purchases, issuances, and settlements	(1)	16	2	—	(44)	—	(42)	154
Transfers into Level 3 [3]	453	20	(290)	—	—	—	(290)	65
Transfers out of Level 3 [3]	—	—	—	—	(11)	—	(11)	(133)

Fair value as of September 30, 2010	$500	$100	$(456)	$4	$(49)	$34	$(467)	$1,077

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1]	$48	$(5)	$59	$6	$(19)	$(2)	$44	$21

	Other Policyholder Funds and Benefits Payable
			Total Other
	Institutional	Equity Linked	Policyholder Funds
Liabilities	Notes	Notes	and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2010	$(2)	$(10)	$(12)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1]	5	2	7	(19)	1
Transfers into Level 3 [3]	—	—	—	(11)	—

Fair Value as of September 30, 2010	$3	$(8)	$(5)	$(30)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1]	$5	$2	$7	$—	$1

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Assets
Fixed maturities, FVO
ABS	$—	$1	$—	$3
CRE CDOs	(64)	44	(43)	44
Corporate	(3)	4	11	—
Foreign government	33	—	44	—
Other liabilities
Credit-linked notes	31	(14)	24	(19)

Total realized capital gains (losses)	$(3)	$35	$36	$28

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	September 30, 2011	December 31, 2010
Assets
Fixed maturities, FVO
ABS	$65	$65
CRE CDOs	225	270
Corporate	268	250
Foreign government	765	64

Total fixed maturities, FVO	$1,323	$649

Other liabilities
Credit-linked notes [1]	$13	$37

[1]	As of September 30, 2011 and December 31, 2010, the outstanding principal balance of the notes was $243.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements — Financial Instruments Excluding Guaranteed Living Benefits (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Mortgage loans	$5,590	$5,905	$4,489	$4,524
Policy loans	2,176	2,335	2,181	2,294
Liabilities
Other policyholder funds and benefits payable [1]	$11,001	$11,296	$11,155	$11,383
Senior notes [2]	4,880	4,898	4,880	5,072
Junior subordinated debentures [2]	1,737	2,265	1,727	2,596
Consumer notes [3]	345	359	377	392

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
As of September 30, 2011 and December 31, 2010, included in other liabilities in the Condensed Consolidated Balance Sheets are carrying amounts of $202 and $233 for deposits, respectively, and $25, for Federal Home Loan Bank advances, related to Federal Trust Corporation. These liabilities are held for sale and the carrying amounts approximate fair value.
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

	September 30, 2011
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$906	$—	$2	$904
Macro hedge program	865	—	434	431
Reinsurance recoverable for U.S. GMWB	485	—	—	485

Total assets accounted for at fair value on a recurring basis	$2,256	$—	$436	$1,820

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(2,771)	$—	$—	$(2,771)
International guaranteed withdrawal benefits	(81)	—	—	(81)
International other guaranteed living benefits	(6)	—	—	(6)
Variable annuity hedging derivatives	155	—	(2)	157
Macro hedge program	210	—	219	(9)

Total liabilities accounted for at fair value on a recurring basis	$(2,493)	$—	$217	$(2,710)

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Variable annuity hedging derivatives	$339	$—	$(122)	$461
Macro hedge program	386	2	176	208
Reinsurance recoverable for U.S. GMWB	280	—	—	280

Total assets accounted for at fair value on a recurring basis	$1,005	$2	$54	$949

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. guaranteed withdrawal benefits	$(1,611)	$—	$—	$(1,611)
International guaranteed withdrawal benefits	(36)	—	—	(36)
International other guaranteed living benefits	3	—	—	3
Variable annuity hedging derivatives	128	—	(11)	139
Macro hedge program	(2)	(2)	—	—

Total liabilities accounted for at fair value on a recurring basis	$(1,518)	$(2)	$(11)	$(1,505)

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
At each valuation date, the Company assumes expected returns based on:
•	risk-free rates as represented by the Eurodollar futures, LIBOR deposits and swap rates to derive forward curve rates;
•	market implied volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data;
•	correlations of historical returns across underlying well known market indices based on actual observed returns over the ten years preceding the valuation date; and
•	three years of history for fund indices compared to separate account fund regression.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company’s estimate of the Credit Standing Adjustment incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, and exclusive of the impact of the credit standing adjustment on other market inputs, resulted in pre-tax realized gains (losses) of $75 and $(23) for the three months ended September 30, 2011 and 2010, respectively and $75 and $32 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010 the credit standing adjustment was $101 and $26, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains (losses) of $51 and $163 for the three months ended September 30, 2011 and 2010, respectively and $51 and $163 for the nine months ended September 30, 2011 and 2010, respectively. Assumption updates for the three months ended September 30, 2011, primarily related to decreasing withdrawal and lapse rates.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $(131) and $28, for the three months ended September 30, 2011 and 2010, respectively, and $(102) and $70 for the nine months ended September 30, 2011 and 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits (continued)
The tables below provide fair value roll forwards for the three and nine months ended September 30, 2011 and 2010, for the financial instruments related to the Guaranteed Living Benefits Program classified as Levels 1, 2 and 3.
For the three months ended September 30, 2011

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset (liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of June 30, 2011	$(119)	$548	$429
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	235	516	751
Settlements[3]	(116)	(3)	(119)

Fair value as of September 30, 2011	$—	$1,061	$1,061

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1], [2], [4]		$510

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset (liability)	for GMWB	Benefits — Level 3	Benefits — Level 3	Derivatives
Fair value as of June 30, 2011	$237	$(1,420)	$(30)	$(784)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	241	(1,315)	(49)	(372)
Settlements[3]	7	(36)	(2)	(150)

Fair value as of September 30, 2011	$485	$(2,771)	$(81)	$(1,306)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1], [2], [4]	$241	$(1,315)	$(49)

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset (liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits — Level 3
Fair value as of June 30, 2011	$214	$257	$471	$—
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	1,072	165	1,237	(5)
Purchases [3]	119	—	119	—
Settlements[3]	(752)	—	(752)	(1)

Fair value as of September 30, 2011	$653	$422	$1,075	$(6)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1], [2], [4]		$165		$(5)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
For the nine months ended September 30, 2011

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset (liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of January 1, 2011	$(133)	$600	$467
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	110	457	567
Purchases [3]	—	23	23
Settlements[3]	23	(19)	4

Fair value as of September 30, 2011	$—	$1,061	$1,061

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1], [2], [4]		$449

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset (liability)	for GMWB	Benefits — Level 3	Benefits — Level 3	Derivatives
Fair value as of January 1, 2011	$280	$(1,611)	$(36)	$(900)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	180	(1,047)	(38)	(338)
Purchases [3]	—	—	—	23
Settlements[3]	25	(113)	(7)	(91)

Fair value as of September 30, 2011	$485	$(2,771)	$(81)	$(1,306)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1], [2], [4]	$180	$(1,047)	$(38)

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset (liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits — Level 3
Fair value as of January 1, 2011	$176	$208	$384	$3
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	851	64	915	(6)
Purchases [3]	218	185	403	—
Settlements[3]	(592)	(35)	(627)	(3)

Fair value as of September 30, 2011	$653	$422	$1,075	$(6)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [1], [2], [4]		$80		$(6)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
For the three months ended September 30, 2010

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset (liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of June 30, 2010	$(91)	$928	$837
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(89)	(295)	(384)
Purchases, issuances, and settlements [3]	134	(73)	61

Fair value as of September 30, 2010	$(46)	$560	$514

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1], [2],[4]		$(241)

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset (liability)	for GMWB	Benefits — Level 3	Benefits — Level 3	Derivatives
Fair value as of June 30, 2010	$550	$(3,148)	$(72)	$(1,833)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(101)	639	16	170
Included in OCI [2]	—	—	(4)	(4)
Purchases, issuances, and settlements [3]	9	(32)	(4)	34

Fair value as of September 30, 2010	$458	$(2,541)	$(64)	$(1,633)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1], [2], [4]	$(101)	$639	$16

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset (liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits — Level 3
Fair Value as of June 30, 2010	$190	$663	$853	$(1)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(165)	(278)	(443)	3
Purchases, issuances, and settlements [3]	161	27	188	(1)

Fair value as of September 30, 2010	$186	$412	$598	$1

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1], [2],[4]		$(278)		$3

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4a. Fair Value Measurements — Guaranteed Living Benefits Program (continued)
For the nine months ended September 30, 2010

	Variable Annuity Hedging Derivatives [5]
			Total Variable Annuity
Asset (liability)	Levels 1 and 2	Level 3	Hedging Derivatives
Fair value as of January 1, 2010	$(184)	$236	$52
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	34	244	278
Purchases, issuances, and settlements [3]	104	80	184

Fair value as of September 30, 2010	$(46)	$560	$514

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1], [2],[4]		$261

				Total Guaranteed
			International	Withdrawal Benefits
	Reinsurance	U.S. Guaranteed	Guaranteed	Net of Reinsurance
	Recoverable	Withdrawal	Withdrawal	and Hedging
Asset (liability)	for GMWB	Benefits — Level 3	Benefits — Level 3	Derivatives
Fair value as of January 1, 2010	$347	$(1,957)	$(45)	$(1,603)
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	84	(481)	(8)	(127)
Included in OCI [2]	—	—	(4)	(4)
Purchases, issuances, and settlements [3]	27	(103)	(7)	101

Fair value as of September 30, 2010	$458	$(2,541)	$(64)	$(1,633)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1], [2], [4]	$84	$(481)	$(8)

	Macro Hedge Program [5]			International Other
			Total Macro	Guaranteed Living
Asset (liability)	Levels 1 and 2	Level 3	Hedge Program	Benefits — Level 3
Fair Value as of January 1, 2010	$28	$290	$318	$2
Total realized/unrealized gains (losses)
Included in net income [1],[2],[6]	(73)	(137)	(210)	1
Purchases, issuances, and settlements [3]	231	259	490	(2)

Fair value as of September 30, 2010	$186	$412	$598	$1

Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2010 [1], [2],[4]		$(117)		$1

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

[5]
The variable annuity hedging derivatives and the macro hedge program derivatives are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OTTI losses recognized in OCI	$(11)	$(31)	$(83)	$(403)
Changes in fair value and/or sales	21	114	88	591
Tax and deferred acquisition costs	—	(39)	6	(91)

Change in non-credit impairments recognized in OCI	$10	$44	$11	$97

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
For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. Additionally, a loss contingency valuation allowance is established for estimated probable credit losses on certain homogenous groups of residential loans. For commercial loans, a valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement, or if a loan is more than 60 days past due. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$197	$179	$519	$654
Gross losses on sales	(63)	(88)	(294)	(293)
Net OTTI losses recognized in earnings	(60)	(115)	(138)	(375)
Valuation allowances on mortgage loans	—	(4)	23	(156)
Japanese fixed annuity contract hedges, net [1]	9	11	(2)	22
Periodic net coupon settlements on credit derivatives/Japan	1	(4)	(8)	(15)
Results of variable annuity hedge program
GMWB derivatives, net	(372)	170	(338)	(127)
Macro hedge program	1,237	(443)	915	(210)

Total results of variable annuity hedge program	865	(273)	577	(337)
Other, net [2]	(374)	37	(436)	(22)

Net realized capital gains (losses)	$575	$(257)	$241	$(522)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains on sales, gross losses on sales, and impairments previously reported as unrealized losses in AOCI were $74 and $87 for the three and nine months ended September 30, 2011, respectively, and ($24) and ($14) for the three and nine months ended September 30, 2010, respectively. Proceeds from sales of AFS securities totaled $8.7 billion and $26.3 billion for the three and nine months ended September 30, 2011, respectively, and $13.7 billion and $35.8 billion, respectively, for the three and nine months ended September 30, 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Balance as of beginning of period	$(1,933)	$(2,281)	$(2,072)	$(2,200)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(4)	(19)	(40)	(183)
Securities previously impaired	(38)	(52)	(63)	(143)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	157	224	349	378
Securities due to an increase in expected cash flows	4	10	12	30

Balance as of end of period	$(1,814)	$(2,118)	$(1,814)	$(2,118)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2011					December 31, 2010
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,743	$81	$(320)	$3,504	$(7)	$3,247	$38	$(396)	$2,889	$(2)
CDOs	2,851	1	(387)	2,465	(50)	3,088	1	(478)	2,611	(82)
CMBS	7,252	242	(534)	6,960	(27)	8,297	235	(615)	7,917	(9)
Corporate [2]	40,659	3,487	(747)	43,316	—	38,496	2,174	(747)	39,884	7
Foreign govt./govt. agencies	1,836	121	(13)	1,944	—	1,627	73	(17)	1,683	—
Municipal	12,578	656	(70)	13,164	—	12,469	150	(495)	12,124	—
RMBS	5,566	222	(452)	5,336	(121)	6,036	109	(462)	5,683	(124)
U.S. Treasuries	3,353	224	(3)	3,574	—	5,159	24	(154)	5,029	—

Total fixed maturities, AFS	77,838	5,034	(2,526)	80,263	(205)	78,419	2,804	(3,364)	77,820	(210)
Equity securities, AFS	1,093	92	(196)	989	—	1,013	92	(132)	973	—

Total AFS securities	$78,931	$5,126	$(2,722)	$81,252	$(205)	$79,432	$2,896	$(3,496)	$78,793	$(210)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2011 and December 31, 2010.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2011
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,623	$2,651
Over one year through five years	15,991	16,708
Over five years through ten years	14,890	15,826
Over ten years	24,922	26,813

Subtotal	58,426	61,998
Mortgage-backed and asset-backed securities	19,412	18,265

Total fixed maturities, AFS	$77,838	$80,263

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

	September 30, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$450	$441	$(9)	$1,275	$964	$(311)	$1,725	$1,405	$(320)
CDOs	340	313	(27)	2,491	2,131	(360)	2,831	2,444	(387)
CMBS	1,340	1,220	(120)	2,432	2,018	(414)	3,772	3,238	(534)
Corporate [1]	4,782	4,612	(161)	3,352	2,692	(586)	8,134	7,304	(747)
Foreign govt./govt. agencies	324	316	(8)	58	53	(5)	382	369	(13)
Municipal	352	348	(4)	914	848	(66)	1,266	1,196	(70)
RMBS	355	340	(15)	1,389	952	(437)	1,744	1,292	(452)
U.S. Treasuries	534	532	(2)	25	24	(1)	559	556	(3)

Total fixed maturities	8,477	8,122	(346)	11,936	9,682	(2,180)	20,413	17,804	(2,526)
Equity securities	188	160	(28)	494	326	(168)	682	486	(196)

Total securities in an unrealized loss	$8,665	$8,282	$(374)	$12,430	$10,008	$(2,348)	$21,095	$18,290	$(2,722)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$302	$290	$(12)	$1,410	$1,026	$(384)	$1,712	$1,316	$(396)
CDOs	321	293	(28)	2,724	2,274	(450)	3,045	2,567	(478)
CMBS	556	530	(26)	3,962	3,373	(589)	4,518	3,903	(615)
Corporate [1]	5,533	5,329	(199)	4,017	3,435	(548)	9,550	8,764	(747)
Foreign govt./govt. agencies	356	349	(7)	78	68	(10)	434	417	(17)
Municipal	7,485	7,173	(312)	1,046	863	(183)	8,531	8,036	(495)
RMBS	1,744	1,702	(42)	1,567	1,147	(420)	3,311	2,849	(462)
U.S. Treasuries	2,436	2,321	(115)	158	119	(39)	2,594	2,440	(154)

Total fixed maturities	18,733	17,987	(741)	14,962	12,305	(2,623)	33,695	30,292	(3,364)
Equity securities	53	52	(1)	637	506	(131)	690	558	(132)

Total securities in an unrealized loss	$18,786	$18,039	$(742)	$15,599	$12,811	$(2,754)	$34,385	$30,850	$(3,496)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

As of September 30, 2011, AFS securities in an unrealized loss position, comprised of 2,598 securities, largely related to commercial real estate, corporate securities primarily within the financial services sector and RMBS which have experienced price deterioration. As of September 30, 2011, 74% of securities in a gross unrealized loss position were depressed less than 20% of cost or amortized cost. The improvement in unrealized losses during 2011 was primarily attributable to declining interest rates, partially offset by credit spread widening.
Most of the securities depressed for twelve months or more relate to structured securities primarily within commercial and residential real estate, including structured securities that have a floating-rate coupon referenced to a market index such as LIBOR. Also included are financial services securities that have a floating-rate coupon and/or long-dated maturities. Current market spreads continue to be significantly wider for these securities as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. Deteriorations in valuation are also the result of substantial declines in certain market indices. The Company reviewed these securities as part of its impairment analysis and where a credit impairment has not been recorded, the Company’s best estimate is that expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans

	September 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$5,601	$(114)	$5,487	$4,492	$(152)	$4,340
Residential	136	(33)	103	152	(3)	149

Total mortgage loans	$5,737	$(147)	$5,590	$4,644	$(155)	$4,489

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2011, the carrying value of mortgage loans associated with the valuation allowance was $781. Included in the table above, are mortgage loans held-for-sale with a carrying value and valuation allowance of $202 and $48, respectively, as of September 30, 2011, and $87 and $7, respectively, as of December 31, 2010. Mortgage loans held-for-sale include those related to the divestiture of Federal Trust Corporation with a carrying value and valuation allowance of $128 and $44, respectively, as of September 30, 2011, and $68 and $3, respectively as of December 31, 2010 (see Note 12). The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2011	2010
Balance as of January 1	$(155)	$(366)
Additions	(27)	(159)
Deductions	35	361

Balance as of September 30	$(147)	$(164)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 70% as of September 30, 2011, while the weighted-average LTV ratio at origination of these loans was 64%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.88x as of September 30, 2011. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $15 and $60, respectively, as of September 30, 2011, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2011			December 31, 2010
	Carrying	Avg. Debt-Service		Carrying	Avg. Debt-Service
Loan-to-value	Value	Coverage Ratio		Value	Coverage Ratio
Greater than 80%	$841	1.39	x	$1,358	1.49	x
65% - 80%	2,471	1.57	x	1,829	1.93	x
Less than 65%	2,175	2.41	x	1,153	2.26	x

Total commercial mortgage loans	$5,487	1.88	x	$4,340	1.87	x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$73	1.3%	$77	1.7%
Middle Atlantic	509	9.1%	428	9.5%
Mountain	126	2.3%	109	2.4%
New England	295	5.3%	259	5.8%
Pacific	1,537	27.4%	1,147	25.6%
South Atlantic	1,180	21.1%	1,177	26.3%
West North Central	31	0.6%	36	0.8%
West South Central	224	4.0%	231	5.1%
Other [1]	1,615	28.9%	1,025	22.8%

Total mortgage loans	$5,590	100.0%	$4,489	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$254	4.5%	$315	7.0%
Industrial	1,704	30.5%	1,141	25.4%
Lodging	93	1.7%	132	2.9%
Multifamily	1,042	18.6%	713	15.9%
Office	979	17.5%	986	22.1%
Retail	1,127	20.2%	669	14.9%
Other	288	5.2%	384	8.5%
Residential	103	1.8%	149	3.3%

Total mortgage loans	$5,590	100.0%	$4,489	100.0%

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

	September 30, 2011			December 31, 2010
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$492	$461	$39	$729	$393	$289
Limited partnerships	7	—	7	14	1	13

Total	$499	$461	$46	$743	$394	$302

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $29 and $27, respectively, as of September 30, 2011 and $32 and $32, respectively, as of December 31, 2010. Additionally, the Company has a maximum exposure to loss of $3 as of September 30, 2011 and $4 as of December 31, 2010, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2010 Form 10-K Annual Report.
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
Foreign currency swaps
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2011 and December 31, 2010, the notional amount of interest rate swaps in offsetting relationships was $7.7 and $7.1 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
Prior to the second quarter of 2009, The Company offered certain variable annuity products with a GMIB rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary, which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of September 30, 2011 was $1.8 billion, which consisted of $2.4 billion of long positions offset by short positions of $582. The Company’s net notional amount relating to Japanese variable annuity hedging instruments as of December 31, 2010 was $1.7 billion which consisted of long positions only.
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
Equity index swaps, options and futures
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. During third quarter of 2011 the Company entered into equity index options and futures with the purpose of hedging equity market risk in the investment portfolio in an adverse equity market environment.
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
The following table represents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Customized swaps	$8,225	$10,113	$433	$209
Equity swaps, options, and futures	5,026	4,943	627	391
Interest rate swaps and futures	2,730	2,800	1	(133)

Total	$15,981	$17,856	$1,061	$467

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
The following table represents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Currency forwards	$5,049	$3,232	$406	$93
Currency options [1]	7,153	5,296	151	62
Equity futures	4,195	1,168	—	—
Equity options	6,703	13,963	468	207
Equity swaps	402	369	(45)	1
Interest rate futures	695	—	—	—
Interest rate swaps	5,579	2,182	95	21

Total	$29,776	$26,210	$1,075	$384

[1]
As of September 30, 2011, and December 31, 2010, notional amounts include $6.0 and $3.1 billion, respectively, related to long positions and $1.2 billion and $2.2 billion, respectively, related to short positions.

The Company’s notional amount relating to the macro hedge program increased since December 31, 2010 primarily due to an increase in the hedging of Japan variable annuities. The Company increased the notional amount related to currency forwards, currency options, equity futures, and Yen interest rate swaps. These increases were partially offset by a decline in S&P index equity options primarily due to the expiration of certain out of the money options in January of 2011.
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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Hedge Designation/ Derivative Type	2011	2010	2011	2010	2011	2010	2011	2010
Cash flow hedges
Interest rate swaps	$9,458	$10,290	$432	$115	$432	$188	$—	$(73)
Foreign currency swaps	302	335	7	6	34	29	(27)	(23)

Total cash flow hedges	9,760	10,625	439	121	466	217	(27)	(96)

Fair value hedges
Interest rate swaps	944	1,120	(86)	(46)	2	5	(88)	(51)
Foreign currency swaps	677	677	(23)	(12)	74	71	(97)	(83)

Total fair value hedges	1,621	1,797	(109)	(58)	76	76	(185)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, and futures	9,541	7,938	(389)	(441)	699	126	(1,088)	(567)
Foreign exchange contracts
Foreign currency swaps and forwards	358	368	(8)	(18)	2	1	(10)	(19)
Japan 3Win foreign currency swaps	2,285	2,285	191	177	191	177	—	—
Japanese fixed annuity hedging instruments	2,016	2,119	544	608	566	608	(22)	—
Japanese variable annuity hedging instruments	2,977	1,720	1	73	66	74	(65)	(1)
Credit contracts
Credit derivatives that purchase credit protection	1,581	2,559	50	(9)	74	29	(24)	(38)
Credit derivatives that assume credit risk [1]	2,355	2,569	(639)	(434)	2	8	(641)	(442)
Credit derivatives in offsetting positions	8,318	8,367	(63)	(75)	216	98	(279)	(173)
Equity contracts
Equity index swaps, options and futures	1,329	189	27	(10)	36	5	(9)	(15)
Variable annuity hedge program
GMWB product derivatives [2]	38,318	42,739	(2,852)	(1,647)	—	—	(2,852)	(1,647)
GMWB reinsurance contracts	7,519	8,767	485	280	485	280	—	—
GMWB hedging instruments	15,981	17,856	1,061	467	1,180	647	(119)	(180)
Macro hedge program	29,776	26,210	1,075	384	1,152	394	(77)	(10)
Other
GMAB product derivatives [2]	245	246	(6)	3	—	3	(6)	—
Contingent capital facility put option	500	500	29	32	29	32	—	—

Total non-qualifying strategies	123,099	124,432	(494)	(610)	4,698	2,482	(5,192)	(3,092)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$134,480	$136,854	$(164)	$(547)	$5,240	$2,775	$(5,404)	$(3,322)

Balance Sheet Location
Fixed maturities, available-for-sale	$703	$728	$(83)	$(39)	$—	$—	$(83)	$(39)
Other investments	64,059	55,948	2,800	1,524	3,889	2,105	(1,089)	(581)
Other liabilities	23,542	28,333	(498)	(654)	866	387	(1,364)	(1,041)
Consumer notes	39	39	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	7,519	8,767	485	280	485	280	—	—
Other policyholder funds and benefits payable	38,618	43,039	(2,864)	(1,653)	—	3	(2,864)	(1,656)

Total derivatives	$134,480	$136,854	$(164)	$(547)	$5,240	$2,775	$(5,404)	$(3,322)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2010, was primarily due to the following:
•	The GMWB product derivative notional decreased $4.4 billion primarily as a result of policyholder lapses and withdrawals.
•	The GMWB hedging instruments notional decreased $1.9 billion primarily due to a decrease in equity markets.
•
The macro hedge program notional increased $3.6 billion primarily due to an increase in the hedging of Japan variable annuities. The Company increased the notional amount related to currency forwards, currency options, equity futures, and Yen interest rate swaps. These increases were partially offset by a decline in S&P index equity options primarily due to the expiration of certain out of the money options in January of 2011.

Change in Fair Value
The change in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:
•	The fair value related to the macro hedge program increased primarily due to lower equity market valuation and the Japanese yen strengthening in comparison to the euro.
•
The decrease in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates and higher interest rate volatility.

•	The fair value related to interest rate swaps that qualify for cash flow hedge accounting increased primarily as a result of declining interest rates.
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
						Gain (Loss) Recognized in
		Gain (Loss) Recognized in OCI				Income on Derivative
		on Derivative (Effective Portion)				(Ineffective Portion)
		Three Months		Nine Months		Three Months		Nine Months
		Ended		Ended		Ended		Ended
		September 30,		September 30,		September 30,		September 30,
		2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	Net realized capital gains (losses)	$263	$182	$345	$542	$(3)	$—	$(5)	$3
Foreign currency swaps	Net realized capital gains	—	(15)	—	—	—	—	—	—

Total		$263	$167	$345	$542	$(3)	$—	$(5)	$3

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income
		(Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Interest rate swaps	Net realized capital gains	$4	$7	$8	$11
Interest rate swaps	Net investment income	33	27	96	61
Foreign currency swaps	Net realized capital gains (losses)	(9)	11	(1)	(5)

Total		$28	$45	$103	$67

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
As of September 30, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $104. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately two years.
During the three and nine months ended September 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three and nine months ended September 30, 2010, the Company had no net reclassifications and less than $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
		Hedge		Hedge		Hedge		Hedge
	Derivative	Item	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(54)	$54	$(25)	$25	$(71)	$71	$(77)	$72
Benefits, losses and loss adjustment expenses	—	—	(1)	2	—	—	(3)	5
Foreign currency swaps
Net realized capital gains (losses)	(28)	28	44	(44)	8	(8)	4	(4)
Benefits, losses and loss adjustment expenses	(5)	5	(5)	5	(14)	14	(6)	6

Total	$(87)	$87	$13	$(12)	$(77)	$77	$(82)	$79

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains or losses. The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest rate contracts
Interest rate swaps, swaptions, caps, floors, futures, and forwards	$(25)	$50	$(24)	$45
Foreign exchange contracts
Foreign currency swaps, forwards, and swaptions	19	(21)	7	8
Japan 3Win hedging derivatives [1]	39	84	14	93
Japanese fixed annuity hedging instruments [2]	103	160	98	301
Japanese variable annuity hedging instruments	56	15	—	60
Credit contracts
Credit derivatives that purchase credit protection	31	(34)	11	4
Credit derivatives that assume credit risk	(183)	113	(178)	100
Equity contracts
Equity index swaps, options, and futures	(56)	2	(54)	7
Variable annuity hedge program
GMWB product derivatives	(1,364)	655	(1,085)	(489)
GMWB reinsurance contracts	241	(101)	180	84
GMWB hedging instruments	751	(384)	567	278
Macro hedge program	1,237	(443)	915	(210)
Other
GMAB product derivatives	(5)	3	(6)	1
Contingent capital facility put option	(1)	(1)	(4)	(3)

Total	$843	$98	$441	$279

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(93) and $(114) for the three months ended September 30, 2011 and 2010, respectively, and $(100) and $(210) for the nine months ended September 30, 2011 and 2010, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(115) and $(140) for the three months ended September 30, 2011 and 2010, respectively, and $(125) and $(258) for the nine months ended September 30, 2011 and 2010, respectively.

For the three and nine months ended September 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net gain associated with the macro hedge program was driven by a lower equity market valuation and foreign currency movements, primarily the Japanese yen strengthening in comparison to the euro.
•
The loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates and higher interest rate volatility.

•	The loss on credit derivatives that assume credit risk is primarily due to credit spread widening.
•	The net gain related to the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net loss associated with the macro hedge program was primarily due to a higher equity market valuation, time decay, and lower implied market volatility.
•	The net gain on the Japanese fixed annuity hedging instruments was primarily due to the U.S. dollar weakening in comparison to the Japanese yen and a decrease in Japanese interest rates.
•
The gain for the three months ended September 30, 2010 related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives was primarily driven by liability model assumption updates and lower implied market volatility, partially offset by losses due to a general decrease in long-term interest rates. The loss for the nine months ended September 30, 2010 related to the combined GMWB hedging program which includes the GMWB product, reinsurance, and hedging derivatives was primarily driven by a general decrease in long-term interest rates, partially offset by gains on liability model assumption updates.

•	The net gain associated with credit derivatives that assume credit risk was primarily due to credit spreads tightening.
•
The net gain related to the Japan 3Win hedging derivatives was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in long-term interest rates.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2011 and December 31, 2010.

As of September 30, 2011
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,569	$(42)	3 years	Corporate Credit/ Foreign Gov.	A+	$1,446	$(10)
Below investment grade risk exposure	180	(10)	2 years	Corporate Credit	BB-	144	(3)
Basket credit default swaps [4]
Investment grade risk exposure	3,162	(118)	3 years	Corporate Credit	BBB+	2,044	45
Investment grade risk exposure	525	(133)	5 years	CMBS Credit	BBB+	525	133
Below investment grade risk exposure	553	(481)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	23	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	500	400	5 years	Corporate Credit	BB+	—	—

Total	$6,514	$(361)				$4,159	$165

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

[4]
Includes $3.7 billion and $3.9 billion as of September 30, 2011 and December 31, 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $553 and $542 as of September 30, 2011 and December 31, 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

6. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	2011	2010
Balance, January 1	$9,857	$10,686
Deferred Costs	1,961	1,999
Amortization — DAC	(2,351)	(2,043)
Amortization — DAC from discontinued operations	—	(14)
Amortization — Unlock charge, pre-tax	(468)	30
Adjustments to unrealized gains and losses on securities available-for-sale and other	(352)	(1,462)
Effect of currency translation	82	179
Effect of new accounting guidance	—	11

Balance, September 30	$8,729	$9,386

The Unlock charge, pre-tax, for the nine months ended September 30, 2011 was driven by declines in equity markets and assumption changes, including additional costs associated with the implementation of the Japan hedging strategy which reduces expected future gross profits. The Unlock benefit, pre-tax, for the nine months ended September 30, 2010 was primarily driven by actual separate account returns being above our aggregated estimated return and the impacts of assumption updates made during the third quarter of 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	171	91	29
Paid	(156)	(116)	—
Unlock	171	250	66
Currency translation adjustment	—	33	—

Liability balance as of September 30, 2011	$1,239	$954	$208

Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	99	14	(10)
Paid	(101)	(21)	—
Unlock	113	11	—
Currency translation adjustment	—	2	—

Reinsurance recoverable asset, as of September 30, 2011	$797	$42	$20

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2010	$1,233	$599	$76
Incurred	183	87	29
Paid	(233)	(95)	—
Unlock	(24)	(20)	(2)
Currency translation adjustment	—	70	—

Liability balance as of September 30, 2010	$1,159	$641	$103

Reinsurance recoverable asset, as of January 1, 2010	$787	$51	$22
Incurred	107	(7)	6
Paid	(138)	—	—
Unlock	(4)	(5)	—
Currency translation adjustment	—	4	—

Reinsurance recoverable asset, as of September 30, 2010	$752	$43	$28

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2011:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net
	Account	Net Amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”) [8]	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$20,113	$7,357	$2,009	68
With 5% rollup [2]	1,407	612	226	68
With Earnings Protection Benefit Rider (“EPB”) [3]	5,225	1,271	131	65
With 5% rollup & EPB	572	206	42	68

Total MAV	27,317	9,446	2,408
Asset Protection Benefit (“APB”) [4]	21,875	4,495	2,939	66
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,052	187	187	64
Reset [6] (5-7 years)	3,030	446	442	68
Return of Premium (“ROP”) [7]/Other	20,557	1,360	1,330	65

Subtotal U.S. GMDB	73,831	15,934	7,306	66
Less: General Account Value with U.S. GMDB	7,172

Subtotal Separate Account Liabilities with GMDB	66,659
Separate Account Liabilities without U.S. GMDB	77,264

Total Separate Account Liabilities	$143,923

Japan GMDB [9], [11]	$29,522	$11,035	$9,583	69
Japan GMIB [9], [11]	$27,471	$7,662	$7,662	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $34.4 billion and $33.9 billion as of September 30, 2011 and December 31, 2010, respectively. The GRB related to the Japan GMAB and GMWB was $707 as of September 30, 2011 and December 31, 2010. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of September 30, 2011, 56% of the GMDB RNAR and 66% of the GMIB NAR is reinsured to a Hartford affiliate.

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2011	As of December 31, 2010
Equity securities (including mutual funds)	$59,253	$75,601
Cash and cash equivalents	7,406	8,365

Total	$66,659	$83,966

As of September 30, 2011 and December 31, 2010, approximately 18% and 15%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 82% and 85%, respectively, were invested in equity securities.
See Note 4a for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Sales Inducements
Changes in deferred sales inducement activity were as follows for the nine months ended September 30:

	2011	2010
Balance, January 1	$459	$438
Sales inducements deferred	15	20
Amortization	(31)	(10)
Amortization — Unlock charge, pre-tax	(19)	(6)

Balance, September 30	$424	$442

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.
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
The Company and certain of its present or former officers are defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York in March 2010. The operative complaint, filed in October 2010, is brought on behalf of persons who acquired Hartford common stock during the period of July 28, 2008 through February 5, 2009, and alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements during the alleged class period about the Company’s valuation of certain asset-backed securities and its effect on the Company’s capital position. In September 2011, the district court dismissed the lawsuit with prejudice. The plaintiffs did not appeal.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention, and booked an insurance recoverable for the amount paid under the settlement plus the cost of settlement administration, less the self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. As a result, the Company’s insurance recoverable was reduced to $45.5. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. The Company counterclaimed for coverage. In September 2011, the arbitrators ruled in the Company’s favor and awarded approximately $50 with interest of $3 from July 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Commitments and Contingencies (continued)
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between Hartford Investment Financial Services, LLC and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation Hartford Investment Financial Services, LLC received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and moved to dismiss both actions. In September 2011, the motions to dismiss were granted in part and denied in part. The district court gave the plaintiffs leave to amend their complaints by November 14, 2011 and ordered Hartford Investment Financial Services, LLC to respond by January 16, 2012.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2011, is $638. Of this $638 the legal entities have posted collateral of $619 in the normal course of business. Based on derivative market values as of September 30, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $22 to be posted as collateral. Based on derivative market values as of September 30, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $33 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Pension Plans and Postretirement Health Care and Life Insurance Benefit Plans
Components of Net Periodic Benefit Cost
Total net periodic benefit cost for the three months ended September 30, 2011 and 2010 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$24	$25	$2	$2
Interest cost	64	64	5	6
Expected return on plan assets	(74)	(71)	(3)	(4)
Amortization of prior service credit	(2)	(2)	(1)	(1)
Amortization of actuarial loss	40	26	—	—

Net periodic benefit cost	$52	$42	$3	$3

Total net periodic benefit cost for the nine months ended September 30, 2011 and 2010 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$76	$76	$4	$5
Interest cost	194	189	15	17
Expected return on plan assets	(223)	(214)	(10)	(10)
Settlement expense	—	20	—	—
Amortization of prior service credit	(7)	(7)	(1)	(1)
Amortization of actuarial loss	119	80	—	—

Net periodic benefit cost	$159	$144	$8	$11

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation plans (benefit)/expense	$(16)	$16	$30	$57
Income tax expense/(benefit)	6	(6)	(11)	(20)

Total stock-based compensation plans (benefit)/expense, after-tax	$(10)	$10	$19	$37

In 2010 and 2009, the Company issued awards that will ultimately be settled in cash. As a result, these awards are re-measured at the end of each reporting period until settlement. The net stock-based compensation plans benefit recognized during the three months ended September 30, 2011 was a result of a decrease in the Company’s share price during the reporting period.
The Company did not capitalize any cost of stock-based compensation. As of September 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $79, which is expected to be recognized over a weighted average period of 1.5 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Discontinued Operations
On May 22, 2011, the Company announced a definitive merger agreement with CenterState Banks, Inc. (“CBI”), pursuant to which Federal Trust Corporation (“FTC”), a wholly owned subsidiary of the Company, will be merged with and into CBI, and Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift and wholly owned subsidiary of FTC, will be merged with and into CenterState Bank of Florida, N.A. (“CenterState Bank”), a wholly owned subsidiary of CBI. These mergers closed on November 1, 2011. At the time of the mergers, FTC and FTB held net assets including cash, certain mortgage loans, property and other assets equivalent to liabilities assumed including deposits and other liabilities, totaling approximately $200. The Company recorded an after-tax charge of $74 in the second quarter of 2011 related to the divestiture, including the write off of remaining goodwill of $10, after-tax, and losses on certain FTC and FTB assets and liabilities which will not be transferred to CenterState. The Company simultaneously engaged in activities to purchase certain assets and assume certain liabilities from FTC and FTB that were not part of the transactions with CBI and CenterState Bank. The Company anticipates disposing of these assets and liabilities within twelve months after closing, and thus any income or expense related to these assets and liabilities will be temporary in nature. FTC is included in the Corporate and Other category for segment reporting.
In the first quarter of 2011, the Company completed the sale of its wholly-owned subsidiary Specialty Risk Services (“SRS”). SRS is a third-party claims administration business that provides self-insured, insured, and alternative market clients with customized claims services. The Company is required to provide certain services to SRS for up to 24 months under a Transition Services Agreement. For the six months ended June 30, 2011, the Company recorded a net realized capital gain of $150, after-tax. SRS is included in the Property & Casualty Commercial reporting segment. In addition, during the fourth quarter of 2010, the Company completed the sales of its indirect wholly-owned subsidiaries Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”). HICC is included in the Mutual Funds reporting segment and HAIL is included in the Global Annuity reporting segment.
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Fee income	$(1)	$9	$—	$27
Net investment income	5	10	16	21
Net realized capital gains (losses)	—	(4)	(5)	(4)
Other revenues	—	56	47	165

Total revenues	4	71	58	209
Benefits, losses and expenses
Amortization of deferred policy acquisition costs and present value of future profits	—	7	—	14
Insurance operating costs and other expenses	5	59	51	189
Goodwill impairment	—	—	—	153

Total benefits, losses and expenses	5	66	51	356
Income (loss) before income taxes	(1)	5	7	(147)
Income tax expense (benefit)	—	4	2	(48)

Income (loss) from operations of discontinued operations, net of tax	(1)	1	5	(99)
Net realized capital gain on disposal, net of tax	4	—	80	—

Income (loss) from discontinued operations, net of tax	$3	$1	$85	$(99)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Goodwill
The carrying amount of goodwill allocated to reporting segments as of September 30, 2011 and December 31, 2010 is shown below.

	September 30, 2011			December 31, 2010
		Accumulated	Carrying		Accumulated	Carrying
	Gross	Impairments	Value	Gross	Impairments	Value
Commercial Markets
Property & Casualty Commercial	$30	$—	$30	$30	$—	$30

Total Commercial Markets	30	—	30	30	—	30

Consumer Markets	119	—	119	119	—	119
Wealth Management
Global Annuity	422	(422)	—	422	(422)	—
Life Insurance	224	—	224	224	—	224
Retirement Plans	87	—	87	87	—	87
Mutual Funds	159	—	159	159	—	159

Total Wealth Management	892	(422)	470	892	(422)	470
Corporate and Other	940	(523)	417	940	(508)	432

Total Goodwill	$1,981	$(945)	$1,036	$1,981	$(930)	$1,051

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
During the fourth quarter of 2011, the Company will change the date of its annual impairment test to October 31st to be consistent across the organization. All business units will perform an impairment test in the fourth quarter even if previously performed during the fiscal year. The change is being made to more closely align the impairment testing date with the long-range planning and forecasting process.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2011, compared with December 31, 2010, and its results of operations for the three and nine months ended September 30, 2011, compared to the equivalent 2010 periods. This discussion should be read in conjunction with the MD&A in The Hartford’s 2010 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Also, prior period amounts have been retrospectively reclassified to reflect discontinued operations, see Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on discontinued operations. The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Earned premiums	$3,518	$3,513	—	$10,582	$10,546	—
Fee income	1,192	1,164	2%	3,620	3,530	3%
Net investment income (loss):
Securities available-for-sale and other	1,062	1,073	(1%)	3,274	3,275	—
Equity securities, trading [1]	(1,890)	1,043	NM	(1,684)	(905)	(86%)

Total net investment income (loss)	(828)	2,116	NM	1,590	2,370	(33%)
Net realized capital gains (losses)	575	(257)	NM	241	(522)	NM
Other revenues	63	66	(5%)	188	195	(4%)

Total revenues	4,520	6,602	(32%)	16,221	16,119	1%
Benefits, losses and loss adjustment expenses	4,006	3,037	32%	11,160	9,762	14%
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	(1,889)	1,043	NM	(1,683)	(905)	(86%)
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	1,320	431	NM	2,819	2,013	40%
Insurance operating costs and other expenses	1,059	1,046	1%	3,403	3,272	4%
Interest expense	128	128	—	384	380	1%

Total benefits, losses and expenses	4,624	5,685	(19%)	16,083	14,522	11%
Income (loss) from continuing operations before income taxes	(104)	917	NM	138	1,597	(91%)
Income tax expense (benefit)	(101)	252	NM	(312)	437	NM

Income (loss) from continuing operations, net of tax	(3)	665	NM	450	1,160	(61%)
Income (loss) from discontinued operations, net of tax	3	1	NM	85	(99)	NM

Net income	$—	$666	(100%)	$535	$1,061	(50%)

Supplemental Operating Data
Income (loss) from continuing operations, net of tax, available to common shareholders per diluted common share	$(0.03)	$1.34		$0.87	$1.42
Net income (loss) available to common shareholders per diluted common share	(0.02)	1.34		1.05	1.21
Total revenues, excluding net investment income on equity securities, trading	6,410	5,559		17,905	17,024

	September 30,	December 31,
Summary of Financial Condition	2011	2010
Total assets	$305,598	$318,346
Total investments, excluding equity securities, trading	105,408	98,175
Total stockholders’ equity	22,781	20,311
[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
			(Decrease) From			(Decrease) From
Segment Results	2011	2010	2011 to 2010	2011	2010	2011 to 2010
Property & Casualty Commercial	$52	$306	$(254)	$500	$782	$(282)
Group Benefits	25	46	(21)	77	145	(68)

Commercial Markets	77	352	(275)	577	927	(350)

Consumer Markets	(16)	70	(86)	(80)	113	(193)

Global Annuity	49	175	(126)	327	141	186
Life Insurance	(3)	97	(100)	98	224	(126)
Retirement Plans	(32)	30	(62)	13	38	(25)
Mutual Funds	24	18	6	79	67	12

Wealth Management	38	320	(282)	517	470	47
Corporate and Other	(99)	(76)	(23)	(479)	(449)	(30)

Net income	$—	$666	$(666)	$535	$1,061	$(526)

Three months ended September 30, 2011 compared to the three months ended September 30, 2010
The decrease in net income from 2010 to 2011 was primarily due to the following items:
•
An Unlock charge $516, after-tax, in 2011 compared to an Unlock benefit of $193, after-tax, in 2010. The charge in 2011 was primarily driven by declines in equity markets and assumption changes, including additional costs associated with the implementation of the Japan hedging strategy which reduces expected future gross profits. The benefit in 2010 was attributable to actual separate account returns being above our aggregated estimated return and the impact of assumption updates primarily related to decreasing lapse and withdrawal rates and lower hedge costs. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•
Current accident year catastrophe losses of $134, after-tax, in 2011, primarily due to Hurricane Irene in the Northeast and thunderstorms in the Midwest, compared to $36, after-tax, in 2010, primarily due to severe windstorm events in the Midwest, Plains States and the Southeast.

•
The Company recorded reserve releases of $10, after-tax, in 2011, compared to reserve releases of $98, after-tax, in 2010, in its property and casualty insurance prior accident years development, excluding environmental reserves. For additional information regarding prior accident years development, see Critical Accounting Estimates within the MD&A.

Partially offsetting the decrease in net income was the following item:
•
Net realized capital gains increased primarily due the results of the variable annuity hedge program. For further discussion, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios of this MD&A.

•
An environmental reserve strengthening of $12, after-tax, in 2011 compared to $40, after-tax, in 2010, resulting from the company’s annual review of its environmental liabilities within the Other Operations operating segment. For further information see Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

See the segment sections of the MD&A for a discussion on their respective performances.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
The decrease in net income from 2010 to 2011 was primarily due to the following items:
•
An Unlock charge of $531, after-tax, in 2011 compared to an Unlock benefit of $48, after-tax, in 2010. The charge in 2011 was primarily driven by declines in equity markets and assumption changes, including additional costs associated with the implementation of the Japan hedging strategy which reduces expected future gross profits. The Unlock benefit for the nine months ended September 30, 2010 was attributable to actual separate account returns being above our aggregated estimated return and the impact of assumption updates primarily related to decreasing lapse and withdrawal rates and lower hedge costs. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•
Current accident year catastrophe losses of $475, after-tax, in 2011 compared to $236, after-tax, in 2010. The losses in 2011 primarily relate to Hurricane Irene in the Northeast, thunderstorms in the Midwest and tornadoes in the Midwest, Plains States and the Southwest. The losses in 2010, primarily relate to severe windstorm events, particularly from hail in the Midwest, Plains States and the Southeast and from winter storms in the Mid-Atlantic and Northeast.

•
An asbestos reserve strengthening of $189, after-tax, in 2011, compared to $110, after-tax, in 2010 resulting from the Company’s annual review of its asbestos liabilities within the Other Operations operating segment. The reserve strengthening in 2011 was primarily driven by higher frequency and severity of mesothelioma claims, particularly against certain smaller, more peripheral insureds, while the reserve strengthening in 2010 was primarily driven by increases in claim severity and expenses. For further information, see Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

•	A $73, after-tax, charge in the second quarter of 2011 related to the write-off of capitalized costs associated with a policy administration software project that was discontinued.
•
The Company recorded reserve releases of $27, after-tax, in 2011, compared to reserve releases of $254, after-tax, in 2010, in its property and casualty insurance prior accident years development, excluding asbestos and environmental reserves. For additional information regarding prior accident years development, see Critical Accounting Estimates within the MD&A.

Partially offsetting these decreases in net income were following items:
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

•
Net realized capital gains increased primarily due the results of the variable annuity hedge program. For further discussion, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios of this MD&A.

•
The first quarter of 2010 includes an accrual for a litigation settlement of $73, before-tax, for further information see Structured Settlement Class Action in Note 12 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.

•
Income tax expense (benefit) in 2010 includes a valuation allowance expense of $86 compared to a benefit of $83 in 2011. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

•
In the second quarter of 2011, the Company recorded a $52 income tax benefit related to a resolution of a tax matter with the IRS for the computation of dividends received deduction for years 1998, 2000 and 2001. For additional information see Note 1 of the Notes to Condensed Consolidated Financial Statements.

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
The Hartford will continue to focus on growing its three customer-oriented divisions, Commercial Markets, Consumer Markets, and Wealth Management, through enhanced product development, leveraging synergies of the divisions’ product offerings to meet customer needs, and increased efficiencies throughout the organization. Slow economic and employment expansion may adversely impact the performance of The Hartford’s insurance protection businesses where insureds may change their level of insurance, and asset accumulation businesses may see customers changing their level of savings based on anticipated economic conditions. In addition, the performance of The Hartford’s divisions is subject to uncertainty due to capital market conditions, which impact the earnings of its asset management businesses and valuations and earnings in its investment portfolio. The current and future interest rate environment also affects the performance of the Company’s divisions. A sustained low interest rate environment would result in lower net investment income, lower estimated gross profits on certain Wealth Management products, lower margins and increased pension expense.
Commercial Markets
Commercial Markets will continue to focus on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In the Property & Casualty Commercial insurance marketplace, improving market conditions have enabled the Company to achieve price increases in standard commercial lines during the first nine months of 2011, while a slowly recovering economy has resulted in an increase in insurance exposures, both at levels greater than anticipated. Additionally, standard commercial lines policy counts are growing, particularly for our small commercial business, led by an increase in workers’ compensation policies in force. Favorable trends are expected to continue. As such, the Company expects mid to high single-digit full year 2011 written premium growth for Property & Casualty Commercial. This growth potential reflects the combination of our current market position, a broadening of underwriting expertise focused on selected industries, a leveraging of the payroll model, and numerous initiatives launched in the past several years. Initiatives include programs aimed at improving policy count retention, the rollout of new product offerings and the introduction of ease of doing business technology for our small commercial business. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to be higher for full year 2011 than the 93.4 achieved in 2010, as loss costs are expected to outpace pricing increases. In Group Benefits, the economic downturn, combined with employees lessening spending on the Company’s products and the overall competitive environment, reduced premium levels in 2010. Premiums are expected to remain relatively flat for full year 2011, or until there is economic expansion with lower unemployment rates, compared to 2010 levels. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will continue to expand. This combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services. The Company experienced elevated disability loss ratios in 2010, as compared to prior years, and anticipates loss ratios to remain essentially flat for full year 2011.
Consumer Markets
The Company expects written premium to decline for full year 2011, compared to 2010, including a decrease in both AARP direct and Agency business. Management expects written premium from business sold directly to AARP members to decline reflecting the impact of written pricing increases in a price sensitive market. The Company also expects Agency earned premium to decline in 2011 as a result of continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more preferred market business, including for insureds aged 40+. Partially offsetting the decreases in 2011, Consumer Markets expects to increase its business written through independent agents to AARP members and enter into new affinity relationships. In addition, management expects to generate new business from direct marketing to AARP members, expanding the sale of the Open Road Advantage auto product and introducing an enhanced homeowners product called Hartford Home Advantage. The Open Road Advantage product is being rolled out to additional states for direct business and is being offered through independent agents. As of October 2011, the Open Road Advantage auto product was available in 44 states. The Hartford Home Advantage product was available in 27 states as of October 2011 and management expects it to be available in 38 states by the end of 2011. The Company distributes its discounted AARP Open Road Advantage auto product through those independent agents who are authorized to offer the AARP product and has begun to distribute its Hartford Home Advantage product on a discounted basis through those same authorized agents. Management expects that the combined ratio before catastrophes and prior accident year development will improve in 2011, as compared to 2010, driven mostly by earned pricing increases for both auto and home and lower average claim frequency for auto liability, partially offset by higher auto physical damage loss costs. For both auto physical damage and home, claim frequency has increased in the first nine months of 2011 because of an increase in weather-related claims but is otherwise expected to benefit from the continued shift to a more preferred book of business. Claim severity increases for home are expected to be modest throughout 2011.

Wealth Management
Wealth Management continues to drive sales momentum through the execution of several key strategies. Global Annuity is continuing to build out a portfolio of solutions to meet the needs of consumers planning for and living in retirement. In June 2011, several of these solutions were incorporated in the Personal Retirement Manager II (“PRM II”) and were introduced to the market place to provide a unique range of options to meet customers’ retirement accumulation, income and legacy needs. The product’s ultimate success in contributing to Global Annuity growth will depend on, among other things, our ability to market and distribute the product through new and existing distribution channels and market receptivity to the new product features. New product rollouts typically require 3-6 months time for full integration into available distribution channels. We continue to introduce PRM II to our existing distribution network and believe the product rollout should be complete in the fourth quarter of 2011. Global Annuity is also preparing to introduce a variety of product enhancements to PRM II in the fourth quarter. As such, we believe that sales trends in the coming quarters should provide a better indication of PRMII’s potential to contribute to the Company’s Global Annuity sales growth. Further, Global Annuity will diversify its suite of product solutions through the introduction of a new fixed indexed annuity product, which will open up new annuity distribution avenues that complement existing channels. Our Mutual Fund business has been offering new funds to improve our participation in segments where we see growth opportunities. The success of two new global funds last year were followed by the launch of an emerging market equity fund, an emerging market debt fund and a global fixed income fund. We are also seeing strong growth opportunities beyond our core retail distribution — specifically with Registered Investment Advisors and Institutional investors. The Retirement Plans business continues to experience strong sales. In addition to our core 401(k) market, we have seen growth in larger ($5+) corporate plans, as well as with tax exempt plans. The property & casualty channel will become an increasingly important area of focus for us given our conviction that this channel is underpenetrated and well suited for this business. Life Insurance continues to differentiate itself from the industry through the creative offering of riders. The recently launched LongevityAccess rider, which allows policyholders to begin taking income from a policy at age 90, in tandem with the increasingly popular LifeAccess rider, which allows policyholders to take distributions from their policies in cases of chronic illness, gives The Hartford an ability to help people protect against premature death, outliving one’s assets, or deteriorating health. In addition to building out distribution through property & casualty agents, the Company continues to expand its distribution into career life insurance professionals through the Monarch program.
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
Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements. The Hartford’s critical accounting estimates are discussed in Part II, Item 7 MD&A in The Hartford’s 2010 Form 10-K Annual Report. The following discussion updates certain of The Hartford’s critical accounting estimates for September 30, 2011 results.

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
Reserve Roll Forwards and Development
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
				Total
	Property &			Property and
	Casualty	Consumer	Corporate and	Casualty
	Commercial	Markets	Other	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,997	1,902	—	4,899
Current accident year catastrophes	305	426	—	731
Prior accident years	16	(58)	311	269

Total provision for unpaid losses and loss adjustment expenses	3,318	2,270	311	5,899
Payments	(2,826)	(2,287)	(284)	(5,397)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,858	2,143	3,449	18,450
Reinsurance and other recoverables	2,428	9	730	3,167

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,286	$2,152	$4,179	$21,617

Earned premiums	$4,568	$2,825
Loss and loss expense paid ratio [1]	61.9	81.0
Loss and loss expense incurred ratio	72.6	80.4
Prior accident years development (pts) [2]	0.4	(2.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2011
Included within prior accident years development for the three and nine months ended September 30, 2011 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2011
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(4)	$(19)	$—	$(23)
Homeowners	—	14	—	14
Professional liability	29	—	—	29
Package business	(42)	—	—	(42)
Workers’ compensation	7	—	—	7
General liability	(8)	—	—	(8)
Fidelity and surety	(7)	—	—	(7)
Commercial property	1	—	—	1
Net environmental reserves	—	—	19	19
Change in workers’ compensation discount, including accretion	15	—	—	15
Catastrophes	2	—	—	2
Other reserve re-estimates, net	(2)	(4)	2	(4)

Total prior accident years development	$(9)	$(9)	$21	$3

Nine Months Ended September 30, 2011
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(5)	$(83)	$—	$(88)
Homeowners	—	1	—	1
Professional liability	22	—	—	22
Package business	(46)	—	—	(46)
Workers’ compensation	10	—	—	10
General liability	4	—	—	4
Fidelity and surety	(9)	—	—	(9)
Commercial property	(4)	—	—	(4)
Net asbestos reserves	—	—	290	290
Net environmental reserves	—	—	21	21
Change in workers’ compensation discount, including accretion	32	—	—	32
Catastrophes	7	28	—	35
Other reserve re-estimates, net	5	(4)	—	1

Total prior accident years development	$16	$(58)	$311	$269

During the three and nine months ended September 30, 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims for both the three month and nine month periods, primarily for accident years 2006 through 2010. Favorable trends in reported severity have persisted or improved over this time period. As these accident years develop, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience.

•
Strengthened homeowners’ reserves for the three months ended September 30, 2011, for accident years 2008 through 2010, primarily due to increased frequency of sinkhole claims in Florida and increased severity on slower reporting homeowner casualty claims.

•
Strengthened reserves in professional liability for accident years 2007 through 2009, primarily in the directors and officers (“D&O”) line of business. Detailed reviews of claims involving the sub-prime mortgage market collapse, and shareholder class action lawsuits, resulted in a higher estimate of future case development.

•	Released reserves in package business liability coverages and general liability in accident years 2005 through 2009 as a result of lower than expected claim severity emergence.
•
Strengthened reserves in workers’ compensation for the 2010 accident year as a result of higher than expected claim frequency emergence. This is offset by releases in accident years 2007 and prior. Reserve indications in these years have been stable, giving greater confidence in the adequacy of estimates.

•	Prior year catastrophe strengthening, for the nine month period, primarily related to a severe wind and hail storm event in Arizona during the fourth quarter of 2010.
•	Refer to the Other Operations Claims section for further discussion on strengthening of net asbestos reserves and net environmental reserves.

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

Three Months Ended September 30, 2010
	Property &
	Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(26)	$(41)	$—	$(67)
Professional liability	(8)	—	—	(8)
General liability	(47)	—	—	(47)
Commercial property	1	—	—	1
Package business	(11)	—	—	(11)
Workers’ compensation	(34)	—	—	(34)
Net environmental reserves	—	—	62	62
Homeowners	—	3	—	3
Change in workers’ compensation discount, including accretion	7	—	—	7
Catastrophes	1	8	—	9
Other reserve re-estimates, net	(1)	(4)	2	(3)

Total prior accident years development	$(118)	(34)	64	(88)

Nine Months Ended September 30, 2010
	Property & Casualty	Consumer	Corporate and	Total Property and
	Commercial	Markets	Other	Casualty Insurance
Auto liability	$(51)	$(82)	$—	$(133)
Professional liability	(87)	—	—	(87)
General liability	(94)	—	—	(94)
Commercial property	(13)	—	—	(13)
Package business	(20)	—	—	(20)
Workers’ compensation	(53)	—	—	(53)
Fidelity and surety	(9)	—	—	(9)
Net asbestos reserves	—	—	172	172
Net environmental reserves	—	—	64	64
Homeowners	—	27	—	27
Change in workers’ compensation discount, including accretion	20	—	—	20
Catastrophes	1	11	—	12
Uncollectible reinsurance	(30)	—	—	(30)
Other reserve re-estimates, net	(3)	(7)	—	(10)

Total prior accident years development	$(339)	$(51)	$236	$(154)

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Other Operations, categorized by asbestos, environmental and all other claims, for the three and nine months ended September 30, 2011.
Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended September 30, 2011	Asbestos	Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,977	$315	$1,224	$3,516
Losses and loss adjustment expenses incurred	—	19	2	21
Losses and loss adjustment expenses paid	(42)	(6)	(39)	(87)

Ending liability — net [2][3]	$1,935 [4]	$328	$1,187	$3,450

For the Nine Months Ended September 30, 2011	Asbestos	Environmental	All Other [1]	Total
Beginning liability — net [2][3]	$1,787	$334	$1,302	$3,423
Losses and loss adjustment expenses incurred	290	21	—	311
Losses and loss adjustment expenses paid	(142)	(27)	(115)	(284)

Ending liability — net [2][3]	$1,935 [4]	$328	$1,187	$3,450

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $10 and $5, respectively, as of September 30, 2011, $10 and $10 respectively, as of June 30, 2011 and $11 and $5, respectively, as of December 31, 2010; total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2011 includes $3 and $15, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2011 includes $8 and $16, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,502 and $375, respectively, as of September 30, 2011, $2,558 and $368, respectively, as of June 30, 2011, and $2,308 and $378, respectively, as of December 31, 2010.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $269 and $235, respectively, resulting in a one year net survival ratio of 7.2 and a three year net survival ratio of 8.3. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

During the third quarter of 2011, the Company completed its annual ground-up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. Based on this evaluation, the Company strengthened its net environmental reserves by $19. The Company found estimates for some individual account exposures increased based upon unfavorable litigation results and increased clean-up or expense costs, with the vast majority of this deterioration emanating from a limited number of insureds. These changes were case specific and not as a result of any underlying change in the current environment. The Company currently expects to continue to perform a ground-up evaluation of its environmental liabilities annually and regularly evaluate the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
In reporting environmental results, the Company divides its gross exposure into Direct, Assumed Reinsurance and London Market. The following table displays gross environmental reserves by category and net environmental reserves as of September 30, 2011:

Total
Reserves
Gross
Direct	$275
Assumed Reinsurance	41
London Market	59

Total [1] [2]	375
Ceded	(42)

Net	$333

[1]	The one-year gross paid amount for total environmental claims is $58, resulting in a one-year gross survival ratio of 6.5.

[2]	The three-year average annual gross paid amount for total environmental claims is $56, resulting in a three-year gross survival ratio of 6.7.

During the second quarter of 2011, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company strengthened its net asbestos reserves by $290. For certain direct policyholders, the Company experienced increases in claim frequency, severity, and expense largely driven by mesothelioma claims, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually and regularly evaluate the Company’s historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
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
The following table sets forth, for the three and nine months ended September 30, 2011, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
Three Months Ended September 30, 2011	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$42	$—	$5	$18
Assumed Reinsurance	11	—	3	—
London Market	5	—	1	4

Total	58	—	9	22
Ceded	(16)	—	(3)	(3)

Net	$42	$—	$6	$19

	Paid	Incurred	Paid	Incurred
Nine Months Ended September 30, 2011	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
Gross
Direct	$129	$350	$17	$20
Assumed Reinsurance	35	12	6	—
London Market	19	16	4	4

Total	183	378	27	24
Ceded	(41)	(88)	—	(3)

Net	$142	$290	$27	$21

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2011 includes $4 and $17, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2011 includes $9 and $18, respectively, related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2011 of $2.28 billion ($1.95 billion and $333 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.80 billion to $2.63 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2010 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarter of 2011, the Company completed its annual evaluation of the collectibility of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Other Operations segment. The evaluation resulted in no change in the allowance for uncollectible reinsurance. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. As of September 30, 2011, the allowance for uncollectible reinsurance for Other Operations totals $211. The Company currently expects to perform its regular comprehensive review of Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
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
The most significant EGP based balances as of September 30, 2011 and December 31, 2010 are as follows:

	Global Annuity		Life Insurance		Retirement Plans
	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,	Sep. 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
DAC	$4,055	$4,868	$2,725	$2,667	$796	$820
SIA	336	370	46	45	22	23
URR	117	142	1,534	1,383	—	—
Death and Other Insurance Benefit Reserves, net of reinsurance	1,352	1,026	188	83	1	1
Unlocks
The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the three months ended September 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Total
	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$(188)	$58	$(34)	$31	$(42)	$19	$(264)	$108
SIA	(6)	5	—	(1)	(1)	—	(7)	4
URR	3	5	11	(2)	—	—	14	3
Death and Other Insurance Benefit Reserves	(216)	77	(43)	1	—	—	(259)	78

Total	$(407)	$145	$(66)	$29	$(43)	$19	$(516)	$193

The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the nine months ended September 30, 2011 and 2010 was as follows:

	Global Annuity		Life Insurance		Retirement Plans		Total
	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$(223)	$(22)	$(38)	$26	$(43)	$15	$(304)	$19
SIA	(11)	(5)		(1)	(1)	—	(12)	(6)
URR	5	8	12	3	—	—	17	11
Death and Other Insurance Benefit Reserves	(189)	23	(43)	1	—	—	(232)	24

Total	$(418)	$4	$(69)	$29	$(44)	$15	$(531)	$48

The Company completed a comprehensive non-market related policyholder behavior assumption study during the third quarter and incorporated the results of the study into its projection of EGPs.
The Unlock charges for the three and nine months ended September 30, 2011 were primarily driven by declines in equity markets and assumption changes, including additional costs associated with the implementation of the Japan hedging strategy which reduces expected future gross profits. The most significant contributors to the Unlock benefits recorded during the three and nine months ended September 30, 2010 were actual separate account returns being above our aggregated estimated return and the impact of assumption updates primarily related to decreasing lapse and withdrawal rates and lower hedge costs.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 23% and 37% as of September 30, 2011, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Goodwill Impairment
As of September 30, 2011, the Company had goodwill allocated to the following reporting units:

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
During the fourth quarter of 2011, the Company will change the date of its annual impairment test to October 31st to be consistent across the organization. All business units will perform an impairment test in the fourth quarter even if previously performed during the fiscal year. The change is being made to more closely align the impairment testing date with the long-range planning and forecasting process.

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
KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2011 and 2010. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios with the MD&A in The Hartford’s 2010 Form 10-K Annual Report.
Definitions of Non-GAAP and other measures and ratios
Account Value
Account value includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
After-tax Margin, excluding realized gains (losses) and Unlock
After-tax margin, excluding realized gains (losses) and Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin, excluding realized gains (losses) and Unlock is calculated by dividing net income, excluding realized gains (losses) and Unlock, by total revenues, excluding realized gains (losses) and Unlock. After-tax margin is the most directly comparable U.S. GAAP measure. A reconciliation of after-tax margin to after-tax margin, excluding realized gains (losses) and Unlock, for the three and nine months ended September 30, 2011 is set forth in the After-tax Margin section within Key Performance Measures and Ratios.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three and nine months ended September 30, 2011 is set forth in the Combined ratio before catastrophes and prior year development section within Key Performance Measures and Ratios.

DAC amortization ratio, excluding realized gains (losses) and Unlock
DAC amortization ratio, excluding realized gains (losses) and Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio, excluding realized gains (losses) and Unlock is calculated by dividing DAC amortization costs from continuing operations, excluding realized gains (losses) and Unlock by pre-tax income from continuing operations before DAC amortization costs, excluding realized gains (losses) and Unlock. DAC amortization ratio is the most directly comparable U.S. GAAP measure. A reconciliation of DAC amortization ratio to DAC amortization ratio, excluding realized gains (losses) and Unlock for the three and nine months ended September 20, 2011 is set forth in the Global Annuity Operating Summary within MD&A.
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
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the annualized earned rate, (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs), and the related annualized crediting rates on average general account assets under management. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to insurance aspects of our businesses. Accordingly, net investment spread excludes the effect of all realized gains and losses that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations and they are included in the net investment spread calculation.
Return on Assets (“ROA”), excluding realized gains (losses) and Unlock
ROA, excluding realized gains (losses) and Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. A reconciliation of ROA to ROA excluding realized gains (losses) and Unlock for the three and nine months ended September 30, 2011 is set forth in the ROA section within Key Performance Measures and Ratios.
Underwriting results
Underwriting results is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses, underwriting expenses and policyholder dividends. Net Income is the most directly comparable U.S. GAAP measure. A reconciliation of underwriting results to net income for Property & Casualty Commercial and Consumer Markets is set forth in their respective discussions herein.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Property & Casualty Commercial
Combined ratio	104.8	84.9	102.8	88.0
Catastrophe ratio	6.1	0.9	6.8	3.1
Non-catastrophe prior year development	(0.7)	(8.2)	0.2	(7.9)

Combined ratio before catastrophes and prior year development	99.4	92.2	95.8	92.8

Consumer Markets
Combined ratio	106.8	94.1	105.0	98.5
Catastrophe ratio	12.2	5.1	16.1	8.0
Non-catastrophe prior year development	(1.0)	(4.3)	(3.0)	(2.1)

Combined ratio before catastrophes and prior year development	95.6	93.3	91.9	92.6

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development deteriorated for the three and nine month periods primarily due to an increase in current accident year losses and loss adjustment expenses before catastrophes, largely due to loss costs outpacing earned pricing increases. Increased loss costs include current accident year reserve strengthening in the third quarter of 2011 of $47 which had a 3.0 point increase in the three months ended September 30, 2011, predominantly related to workers compensation business.

•
The changes in Consumer Markets combined ratio before catastrophes and prior year development for three and nine-month periods primarily relate to changes in the current accident year loss and loss adjustment expenses ratio before catastrophes. For the three-month period, the ratio deteriorated primarily for home, and for the nine-month period the ratio improved, as a decrease for auto was partially offset by an increase for home. The increase in both periods for home was primarily due to an increase in the frequency of non-catastrophe weather claims, partially offset by the effect of earned pricing increases. The decrease for auto in the nine-month period was driven by the effect of earned pricing increases and lower estimated frequency on auto liability claims, which was partially offset by higher auto physical damage loss costs.

Return on Assets
Return on assets is a key indicator of overall profitability for the Global Annuity, Retirement Plans and Mutual Funds reporting segments as a significant portion of their earnings is based on average assets under management

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Ratios	2011		2010		2011		2010

Global Annuity
ROA	14.0	bps	47.4	bps	30.7	bps	12.2	bps
Effect of net realized losses, net of tax and DAC on ROA	7.7	bps	(23.2	) bps	(12.3	) bps	(27.7	) bps
Effect of discontinued operations on ROA	—	bps	(0.5	) bps	—	bps	(0.2	) bps
Effect of Unlock on ROA	(35.4	) bps	31.6	bps	(7.5	) bps	2.9	bps

ROA, excluding realized losses and Unlock	41.7	bps	39.5	bps	50.5	bps	37.2	bps

Retirement Plans
ROA	(24.3	) bps	25.4	bps	3.4	bps	10.8	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(4.5	) bps	(4.3	) bps	0.5	bps	(5.2	) bps
Effect of Unlock on ROA	(28.9	) bps	21.2	bps	(9.9	) bps	6.6	bps

ROA, excluding realized losses and Unlock	9.1	bps	8.5	bps	12.8	bps	9.4	bps

Mutual Funds
ROA	10.5	bps	7.9	bps	11.5	bps	9.5	bps
Effect of discontinued operations on ROA	—	bps	(0.5	) bps	—	bps	(0.6	) bps
Effect of net realized gains (losses), net of tax and DAC on ROA	—	bps	(0.5	) bps	0.2	bps	—	bps

ROA, excluding realized gains (losses ) and Unlock	10.5	bps	8.9	bps	11.3	bps	10.1	bps

Three months ended September 30, 2011 compared to the three months ended September 30, 2010
•	Global Annuity’s ROA, excluding realized losses and Unlock, improved primarily due to flat earnings and a decrease in AUM driven by a decline in equity markets and net outflows.
•
Retirement Plans’ ROA, excluding realized gains (losses) and Unlock, increased due to improvements in the equity markets as compared to prior year, which led to increased fee income from higher account values.

•
Mutual Funds’ ROA, excluding realized gains (losses) and Unlock, increase was primarily driven by increased net income over prior year due to a decline in expenses largely due to a one-time capital infusion to the Money Market Funds in the third quarter of 2010.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
•
Global Annuity’s ROA, excluding realized losses and Unlock, increased primarily due to a lower DAC amortization rate, as earnings increased in 2011 as compared to 2010, a DRD tax settlement benefit, and a release of a reserve related to a product in Japan.

•
Retirement Plans’ ROA, excluding realized gains (losses) and Unlock, increased primarily due to a DRD tax settlement benefit and improvements in the equity markets, which led to increased fee income from higher account values.

•
Mutual Funds’ ROA, excluding realized gains (losses) and Unlock, increase was primarily driven by increased fee income as a result of increased average account values attributed to improved equity markets partially offset by net outflows.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Life Insurance and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Life Insurance
After-tax margin	(0.7%)	25.0%	8.0%	18.7%
Effect of net realized gains (losses), net of tax and DAC	1.4%	2.5%	(0.5%)	2.0%
Effect of Unlock	(15.8%)	7.5%	(5.8%)	2.0%

After-tax margin, excluding realized losses and Unlock	13.7%	15.0%	14.3%	14.7%

Group Benefits
After-tax margin (excluding buyouts)	2.2%	4.0%	2.3%	4.1%
Effect of net realized gains, net of tax	0.4%	0.2%	0.3%	0.5%

After-tax margin (excluding buyouts), excluding realized gains (losses)	1.8%	3.8%	2.0%	3.6%

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
•
The decrease in Life Insurance’s after-tax margin, excluding realized losses and Unlock, for the three-month and nine-month periods ended September 30, 2011 were primarily due to an increase in benefits, losses, and loss adjustment expenses, as a result of favorable mortality in the prior year.

•
The decrease in Group Benefits’ after-tax margin (excluding buyouts), excluding realized gains (losses), in both periods was primarily due to higher mortality in both the three and nine months ended September 30, 2011, and to a lesser extent, a decrease in fully insured ongoing premiums, driven by lower sales over the past year, as well as, from a challenging economic environment.

Investment Results
Composition of Invested Assets

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$80,263	76.1%	$77,820	79.2%
Fixed maturities, at fair value using the fair value option	1,323	1.3%	649	0.7%
Equity securities, AFS, at fair value	989	0.9%	973	1.0%
Mortgage loans	5,590	5.3%	4,489	4.6%
Policy loans, at outstanding balance	2,176	2.1%	2,181	2.2%
Limited partnerships and other alternative investments	2,506	2.4%	1,918	2.0%
Other investments [1]	2,857	2.7%	1,617	1.6%
Short-term investments	9,704	9.2%	8,528	8.7%

Total investments excluding equity securities, trading	105,408	100.0%	98,175	100.0%
Equity securities, trading, at fair value [2] [3]	30,770		32,820

Total investments	$136,178		$130,995

[1]	Primarily relates to derivative instruments.

[2]	These assets primarily support the Global Annuity-International variable annuity business. Changes in these balances are also reflected in the respective liabilities.

[3]
As of September 30, 2011 and December 31, 2010, approximately $28.8 billion and $30.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes, Japan equity 21%, Japan fixed income (primarily government securities) 15%, global equity 21%, global government bonds 42%, and cash and other 1% for both periods presented.

Total investments increased since December 31, 2010 primarily due to increases in fixed maturities, AFS, other investments, short-term investments and mortgage loans, partially offset by a decline in equity securities, trading. The increase in fixed maturities, AFS, was largely the result of improved valuations as a result of declining interest rates. The increase in other investments primarily relates to increases in value of derivatives largely due to a decline in the equity market, strengthening of the Japanese yen in comparison to the U.S. dollar and a decline in interest rates. The increase in short-term investments was a result of an increase in derivative cash collateral received from counterparties as derivatives increased in value. The Company holds a liability within other liabilities to reflect the obligation to return the collateral. The increase in mortgage loans related to the funding of commercial whole loans. These increases were partially offset by a decline in equity securities, trading, primarily due to deteriorations in market performance of the underlying investments and net outflows, partially offset by the appreciation of currency.
Net Investment Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$836	4.1%	$867	4.3%	$2,552	4.2%	$2,628	4.4%
Equity securities, AFS	8	3.0%	12	3.9%	27	3.5%	39	4.2%
Mortgage loans	75	5.6%	64	5.5%	205	5.4%	193	5.0%
Policy loans	32	5.9%	33	6.1%	99	6.1%	101	6.2%
Limited partnerships and other alternative investments	67	12.8%	49	11.5%	245	16.8%	141	10.9%
Other [3]	73		77		231		251
Investment expense	(29)		(29)		(85)		(78)

Total securities AFS and other	1,062	4.3%	1,073	4.4%	3,274	4.5%	3,275	4.5%
Equity securities, trading	(1,890)		1,043		(1,684)		(905)

Total net investment income (loss)	$(828)		$2,116		$1,590		$2,370

Total securities, AFS and other excluding limited partnerships and other alternative investments	$995	4.1%	$1,024	4.3%	$3,029	4.2%	$3,134	4.4%

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

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Total net investment income declined largely due to equity securities, trading, resulting from deteriorations in market performance of the underlying investment funds supporting the Japanese variable annuity product and net outflows, partially offset by the appreciation of currency. Also contributing to the decline was lower income on fixed maturities resulting from the proceeds from sales being reinvested at lower rates. These were partially offset by an increase in limited partnership and other alternative investment income due to strong private equity and real estate returns, as well as an increase in mortgage loan income due to additional investments in commercial whole loans.
Net Realized Capital Gains (Losses)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Before-tax)	2011	2010	2011	2010
Gross gains on sales	$197	$179	$519	$654
Gross losses on sales	(63)	(88)	(294)	(293)
Net OTTI losses recognized in earnings	(60)	(115)	(138)	(375)
Valuation allowances on mortgage loans	—	(4)	23	(156)
Japanese fixed annuity contract hedges, net [1]	9	11	(2)	22
Periodic net coupon settlements on credit derivatives/Japan	1	(4)	(8)	(15)
Results of variable annuity hedge program
GMWB derivatives, net	(372)	170	(338)	(127)
Macro hedge program	1,237	(443)	915	(210)

Total results of variable annuity hedge program	865	(273)	577	(337)
Other, net [2]	(374)	37	(436)	(22)

Net realized capital gains (losses)	$575	$(257)	$241	$(522)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.
Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•     Gross gains and losses on sales for the three and nine months ended September 30, 2011 were predominately from investment grade corporate securities, U.S. Treasuries and commercial real estate related securities.

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

Variable annuity hedge program
•     The loss on GMWB related derivatives, net, for the three and nine months ended September 30, 2011 was primarily due to a decrease in long-term interest rates that resulted in a charge of $(247) and $(261), respectively, and a higher interest rate volatility that resulted in a charge of $(72) and $(76), respectively. The gain on the macro hedge program for the three and nine months ended September 30, 2011 is driven by a lower equity market valuation and foreign currency movements, primarily the Japanese yen strengthening in comparison to the euro.

•     The gain on GMWB derivatives, net, for the three months ended September 30, 2010 was primarily due to gains on liability model assumption updates of $164 and gains driven by lower implied market volatility of $117, partially offset by losses due to a general decrease in long-term rates of $(94). The loss on GMWB derivatives, net, for the nine months ended September 30, 2010 was primarily due to a general decrease in long-term interest rates that resulted in a charge of $(309), partially offset by gains on liability model assumption updates of $164. The net loss on the macro hedge program was primarily the result of higher equity market valuation.

Other, net
•     Other, net loss for the three and nine months ended September 30, 2011 was primarily due to losses of ($178) and ($148), respectively, on credit derivatives and fair value option securities driven by credit spread widening and losses of ($135) and ($126), respectively, on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to an increase in value of the Japanese yen versus the U.S. dollar. Also included were losses of ($54) and ($86), respectively, on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates. In addition, losses of ($58) for the three and nine months ended September 30, 2011 resulted from equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in the equity market during the hedged period.

•     Other, net gain for the three months ended September 30, 2010 was primarily due to gains of $109 on credit derivatives that assume credit risk driven by credit spreads tightening, and gains of $58 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates, partially offset by losses of ($123) on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to an increase in value of the Japanese yen versus the U.S. dollar.

•     Other, net loss for the nine months ended September 30, 2010 was primarily due to losses of ($240) on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to an increase in value of the Japanese yen versus the U.S. dollar, and losses of ($117) related to the Japan 3Win foreign currency swaps driven by a decrease in U.S. interest rates. These losses are partially offset by gains of $140 on credit derivatives, gains of $60 related to Japan variable annuity hedges due to the appreciation of the Japanese yen, gains of $55 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates and $35 of other foreign currency related gains.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Underwriting Summary	2011	2010	Change	2011	2010	Change
Written premiums	$1,551	$1,447	7%	$4,694	$4,347	8%
Change in unearned premium reserve	(2)	8	NM	126	69	83%

Earned premiums	1,553	1,439	8%	4,568	4,278	7%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,085	888	22%	2,997	2,634	14%
Current accident year catastrophes	93	13	NM	305	134	128%
Prior accident years	(9)	(118)	92%	16	(339)	NM

Total losses and loss adjustment expenses	1,169	783	49%	3,318	2,429	37%
Amortization of deferred policy acquisition costs	340	338	1%	1,015	1,018	—
Insurance operating costs and expenses	119	100	19%	362	318	14%

Underwriting results	(75)	218	NM	(127)	513	NM
Net servicing income	2	5	(60%)	6	8	(25%)
Net investment income	217	226	(4%)	698	693	1%
Net realized capital gains (losses)	(51)	5	NM	(61)	(11)	NM
Other expenses	(38)	(31)	(23%)	(116)	(101)	(15%)

Income from continuing operations before income taxes	55	423	(87%)	400	1,102	(64%)
Income tax expense	1	124	(99%)	55	331	(83%)

Income from continuing operations, net of tax	54	299	(82%)	345	771	(55%)
Income (loss) from discontinued operations, net of tax [1]	(2)	7	NM	155	11	NM

Net income	$52	$306	(83%)	$500	$782	(36%)

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended		Nine months ended
	September 30,		September 30,
Premium Measures [1]	2011	2010	2011	2010
New business premium	$271	$279	$860	$852
Standard commercial lines policy count retention	82%	83%	82%	84%
Standard commercial lines renewal written pricing increase	4%	1%	3%	1%
Standard commercial lines renewal earned pricing increase	2%	—	2%	—
Standard commercial lines policies in-force as of end of period			1,256,229	1,201,862

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three Months Ended			Nine months ended
	September 30,			September 30,
Ratios	2011	2010	Change	2011	2010	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	69.9	61.8	(8.1)	65.6	61.6	(4.0)
Current accident year catastrophes	6.0	0.9	(5.1)	6.7	3.1	(3.6)
Prior accident years	(0.6)	(8.2)	(7.6)	0.4	(7.9)	(8.3)

Total loss and loss adjustment expense ratio	75.3	54.5	(20.8)	72.6	56.8	(15.8)
Expense ratio	29.2	30.1	0.9	29.9	31.2	1.3
Policyholder dividend ratio	0.3	0.3	—	0.3	—	(0.3)

Combined ratio	104.8	84.9	(19.9)	102.8	88.0	(14.8)

Catastrophe ratio
Current accident year	6.0	0.9	(5.1)	6.7	3.1	(3.6)
Prior accident years	0.1	—	(0.1)	0.2	—	(0.2)

Total catastrophe ratio	6.1	0.9	(5.2)	6.8	3.1	(3.7)

Combined ratio before catastrophes	98.7	84.0	(14.7)	96.0	84.9	(11.1)
Combined ratio before catastrophes and prior accident year development	99.4	92.2	(7.2)	95.8	92.8	(3.0)

Other revenues [1]	$28	$26	8%	$77	$72	7%

[1]	Represents servicing revenues.

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Net income decreased for the three and nine months ended September 30, 2011, as compared to the prior year periods, primarily due to a decrease in underwriting results due to higher current accident year losses, including catastrophes, and unfavorable prior accident years development in 2011 compared to favorable prior accident years development in the same 2010 periods. For the nine months ended September 30, 2011, the decrease in underwriting results was partially offset by the net realized capital gain on the sale of SRS.
Current accident year catastrophe losses for the three months ended September 30, 2011 of $93, pre-tax, primarily included Hurricane Irene in the Northeast, thunderstorms in the Midwest and Tropical Storm Lee in the Southeast. For the nine months ended September 30, 2011, pre-tax catastrophes of $305 also included winter storms in the Northeast and Midwest and severe thunderstorms and tornadoes in the Midwest and South. In 2010, catastrophes primarily included tornadoes, thunderstorms and hail events in the Midwest, Plains States and the Southeast, for the comparable three-month period, and winter storms in the Mid-Atlantic and Northeast, for the comparable nine-month period.
For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
The increase in earned premiums for the three and nine months ended September 30, 2011, is primarily due to improvements in workers’ compensation, driven by higher new business premium, renewal earned pricing increases and an increase in policies-in-force. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased for all standard commercial lines driven by improving market conditions.
Current accident year losses and loss adjustment expenses before catastrophes increased, due primarily to the increase in earned premiums for workers’ compensation, as well as an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The ratio increased primarily due to loss costs outpacing earned pricing increases, including current accident year reserve strengthening in the third quarter of 2011 of $47 which had a 3.0 point increase in the three months ended September 30, 2011, predominantly related to workers compensation business.
Net realized capital losses increased in both the three and nine-month periods primarily due to losses on derivatives, partially offset by lower impairments. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate in both periods differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Premiums and other considerations	$1,016	$1,058	(4%)	$3,136	$3,234	(3%)
Net investment income	102	107	(5%)	312	324	(4%)
Net realized capital gains (losses)	6	(1)	NM	2	31	(94%)

Total revenues	1,124	1,164	(3%)	3,450	3,589	(4%)
Benefits, losses and loss adjustment expenses	814	816	—	2,492	2,505	(1%)
Amortization of deferred policy acquisition costs	14	15	(7%)	42	46	(9%)
Insurance operating costs and other expenses	268	275	(3%)	835	839	—

Total benefits, losses and expenses	1,096	1,106	(1%)	3,369	3,390	(1%)
Income before income taxes	28	58	(52%)	81	199	(59%)
Income tax expense	3	12	(75%)	4	54	(93%)

Net income	$25	$46	(46%)	$77	$145	(47%)

Premiums and other considerations
Fully insured — ongoing premiums	$1,000	$1,043	(4%)	$3,041	$3,136	(3%)
Buyout premiums	—	—	—	49	58	(16%)
Other	16	15	7%	46	40	15%

Total premiums and other considerations	$1,016	$1,058	(4%)	$3,136	$3,234	(3%)

Fully insured ongoing sales, excluding buyouts	$91	$100	(9%)	$427	$497	(14%)

Ratios, excluding buyouts
Loss ratio	80.1%	77.1%		79.1%	77.0%
Loss ratio, excluding financial institutions	84.7%	82.4%		84.2%	82.5%
Expense ratio	27.8%	27.4%		28.4%	27.9%
Expense ratio, excluding financial institutions	23.8%	22.8%		23.8%	23.1%
Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Net income decreased, relative to the comparable prior year periods, primarily due to higher mortality in both the three and nine months ended September 30, 2011, and to a lesser extent, a decrease in fully insured ongoing premiums, driven by lower sales over the past year, as well as, from a challenging economic environment.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements. In addition, due to the availability of additional tax planning strategies, the Company released $5 or 100% of the valuation allowance associated with investment realized capital losses during the second quarter of 2011.

CONSUMER MARKETS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Written premiums	$964	$1,014	(5%)	$2,817	$2,990	(6%)
Change in unearned premium reserve	34	29	17%	(8)	14	NM

Earned premiums	930	985	(6%)	2,825	2,976	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	663	681	(3%)	1,902	2,034	(6%)
Current accident year catastrophes	113	42	169%	426	229	86%
Prior accident years	(9)	(34)	74%	(58)	(51)	(14%)

Total losses and loss adjustment expenses	767	689	11%	2,270	2,212	3%
Amortization of deferred policy acquisition costs	159	167	(5%)	480	503	(5%)
Insurance operating costs and expenses	67	71	(6%)	215	217	(1%)

Underwriting results	(63)	58	NM	(140)	44	NM
Net servicing income	4	7	(43%)	13	22	(41%)
Net investment income	46	46	—	145	139	4%
Net realized capital gains (losses)	(10)	1	NM	(12)	(2)	NM
Other expenses	(8)	(14)	43%	(153)	(47)	NM

Income (loss) before income taxes	(31)	98	NM	(147)	156	NM
Income tax expense (benefit)	(15)	28	NM	(67)	43	NM

Net income (loss)	$(16)	$70	NM	$(80)	$113	NM

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Written Premiums	2011	2010	Change	2011	2010	Change
Product Line
Automobile	$657	$700	(6%)	$1,963	$2,115	(7%)
Homeowners	307	314	(2%)	854	875	(2%)

Total	$964	$1,014	(5%)	$2,817	$2,990	(6%)

Earned Premiums
Product Line
Automobile	$649	$698	(7%)	$1,978	$2,122	(7%)
Homeowners	281	287	(2%)	847	854	(1%)

Total	$930	$985	(6%)	$2,825	$2,976	(5%)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Premium Measures	2011	2010	2011	2010

Policies in-force end of period
Automobile			2,106,385	2,287,845
Homeowners			1,358,162	1,455,921

Total policies in-force end of period			3,464,547	3,743,766

New business written premium
Automobile	$80	$74	$221	$249
Homeowners	$26	$26	$68	$86

Policy count retention
Automobile	83%	82%	82%	83%
Homeowners	84%	84%	83%	85%

Renewal written pricing increase
Automobile	4%	8%	5%	6%
Homeowners	8%	11%	8%	9%

Renewal earned pricing increase
Automobile	6%	5%	6%	4%
Homeowners	9%	8%	9%	7%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Ratios and Supplemental Data	2011	2010	Change	2011	2010	Change

Loss and loss adjustment expense ratio
Current accident year before catastrophes	71.3	69.2	(2.1)	67.3	68.4	1.1
Current accident year catastrophes	12.2	4.3	(7.9)	15.1	7.7	(7.4)
Prior accident years	(1.0)	(3.5)	(2.5)	(2.1)	(1.7)	0.4

Total loss and loss adjustment expense ratio	82.5	70.0	(12.5)	80.4	74.4	(6.0)
Expense ratio	24.3	24.1	(0.2)	24.6	24.2	(0.4)

Combined ratio	106.8	94.1	(12.7)	105.0	98.5	(6.5)

Catastrophe ratio
Current year	12.2	4.3	(7.9)	15.1	7.7	(7.4)
Prior years	—	0.7	0.7	1.0	0.4	(0.6)

Total catastrophe ratio	12.2	5.1	(7.1)	16.1	8.0	(8.1)

Combined ratio before catastrophes	94.6	89.1	(5.5)	88.9	90.5	1.6
Combined ratio before catastrophes and prior accident years development	95.6	93.3	(2.3)	91.9	92.6	0.7

Other revenues [1]	$35	$40	(13%)	$111	$123	(10%)

[1]	Represents servicing revenues.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Product Line Combined Ratios	2011	2010	Change	2011	2010	Change
Automobile	100.3	93.3	(7.0)	95.1	95.2	0.1
Homeowners	122.1	96.3	(25.8)	127.9	107.4	(20.5)

Total	106.8	94.1	(12.7)	105.0	98.5	(6.5)

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Net income decreased relative to the comparable prior year periods, due to higher current accident year catastrophes in both the three- and nine-month periods, and in the nine-month period, due to a charge incurred in the second quarter of 2011 related to the write off of capitalized costs associated with a policy administration software project that was discontinued.
Current accident year catastrophe losses for the three months ended September 30, 2011 of $113, pre-tax, primarily included losses from Hurricane Irene in the Northeast and thunderstorms in the Midwest. For the nine months ended September 30, 2011, pre-tax catastrophes of $426 also included severe tornadoes and wind storms in the Midwest and South, and winter storms in the Northeast and Midwest. In 2010, catastrophes primarily included tornadoes, thunderstorms and hail events in the Midwest, Plains States and the Southeast, for the comparable three-month period, as well as, winter storms in the Mid-Atlantic and Northeast, for the comparable nine-month period.
In the nine-month period, other expenses increased resulting from a $113, pre-tax, charge in the second quarter of 2011 for the write-off of the discontinued software project.
Earned premiums decreased in auto and were down modestly for homeowners. For both auto and homeowners, non-renewal of existing policies more than offset the impacts of new business written premium and renewal earned pricing increases. Compared to 2010, the number of policies in-force as of September 30, 2011 decreased for both auto and home, driven by non-renewals.
For the three month period, policy count retention for auto increased as moderating renewal written price increases improved the Company’s price competitiveness. Policy count retention for auto and home decreased in the nine-month period primarily due to renewal written pricing increases and underwriting actions to improve profitability.
Auto new business written premium increased for the three-month period primarily due to more competitive new business pricing within AARP and, to a lesser extent, an increase in the sale of the AARP auto product through independent agents. For the nine-month period for both auto and home, new business written premium decreased, primarily due to the effect of written pricing increases and underwriting actions that lowered the policy issue rate in Agency.
The higher auto renewal earned pricing in the three and nine months ended September 30, 2011 was due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Average renewal earned premium per policy for auto increased as renewal earned pricing increases were partially offset by the effect of a continued shift to more preferred market business which has lower average earned premium. Homeowners renewal earned pricing increases were due to rate increases and increased coverage amounts. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums. The overall current accident year loss and loss adjustment expense ratio before catastrophes increased for the three-month period due primarily to an increase in home and decreased in the nine-month period as a decrease for auto was partially offset by an increase for home. In the nine month period, the effect of earned pricing increases and lower estimated frequency on auto liability claims was partially offset by higher auto physical damage loss costs. In the three-month period, higher auto physical damage loss costs were largely offset by an improvement in auto liability as auto physical damage was driven by higher emerged loss costs and lower estimated subrogation recoveries from third-party insurers. The increase in the current accident year loss and loss adjustment expense ratio before catastrophes for home in both the three- and nine-month periods was primarily due to an increase in the frequency of non-catastrophe weather claims, partially offset by the effect of earned pricing increases.
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

GLOBAL ANNUITY

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Operating Summary	2011		2010		Change	2011		2010		Change
Fee income and other	$565		$588		(4%)	$1,752		$1,762		(1%)
Earned premiums	59		69		(14%)	167		163		2%
Net investment income:
Securities available-for sale and other	412		426		(3%)	1,243		1,277		(3%)
Equity securities, trading [1]	(1,889)		1,043		NM	(1,683)		(905)		(86%)

Total net investment income (loss)	(1,477)		1,469		NM	(440)		372		NM
Net realized capital gains (losses)	668		(321)		NM	374		(626)		NM

Total revenues	(185)		1,805		NM	1,853		1,671		11%
Benefits, losses and loss adjustment expenses	850		388		119%	1,762		1,531		15%
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	(1,889)		1,043		NM	(1,683)		(905)		(86%)
Amortization of DAC	607		(70)		NM	945		323		193%
Insurance operating costs and other expenses	196		198		(1%)	581		568		2%

Total benefits, losses and expenses	(236)		1,559		NM	1,605		1,517		6%

Income before income taxes	51		246		(79%)	248		154		61%
Income tax expense (benefit)	2		69		(97%)	(79)		11		NM
Income from continuing operations, net of tax	49		177		(72%)	327		143		129%

Loss from discontinued operations, net of tax	—		(2)		100%	—		(2)		100%

Net income	$49		$175		(72%)	$327		$141		132%

Assets Under Management
Variable annuity account values						$98,154		$113,912
Fixed MVA annuity and other account values [2]						16,740		17,100
Institutional investment products account values						18,003		20,086

Total assets under management						$132,897		$151,098

Account Value Roll Forward
Variable Annuities
Account value, beginning of period	$112,328		$107,295			$116,520		$119,387
Transfers affecting beginning of period [3]	—		—			—		(1,355)

Account Value, beginning of period, as adjusted	112,328		107,295			116,520		118,032
Net flows	(3,103)		(2,848)			(10,564)		(8,597)
Change in market value and other	(12,466)		7,631			(9,397)		1,349
Effect of currency translation	1,395		1,834			1,595		3,128

Account value, end of period	$98,154		$113,912			$98,154		$113,912

Net Investment Spread	27	bps	11	bps		29	bps	13	bps

Expense Ratios
General insurance expense ratio	6.2	bps	5.6	bps		18.4	bps	16.1	bps

DAC amortization ratio	92.2%		(39.8%)			79.2%		67.7%
Effect of realized gains (losses) on DAC amortization	1892.2%		(62.9%)			38.2%		20.8%
Effect of Unlock on DAC amortization	(1848.5%)		(22.9%)			(4.4%)		(3.4%)

DAC amortization ratio, excluding realized losses and Unlocks	48.5%		46.0%			45.4%		50.3%

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]
Fixed MVA annuity and other account values includes approximately $2.7 billion related to the triggering of the guaranteed minimum income benefit for the 3Win product as of September 30, 2011 and $2.0 billion as of September 30, 2010. This account value is not expected to generate material future profit or loss to the Company.

[3]	Canadian mutual funds were transferred from Global Annuity to Mutual Funds effective January 1, 2010.

Three ended September 30, 2011 compared to the three months ended September 30, 2010
Net income decreased in 2011 as compared to 2010 primarily due to quarterly declines in equity markets. For the three months ended September 30, 2011 and 2010, the US equity markets, as represented by the S&P 500 index, declined by 14.3% and increased by 10.7%, respectively. The changes in equity markets have a direct correlation to the income statement results of the DAC unlock, and are negatively correlated to changes in certain reserves, and net realized gains and losses.
For the three months ended September 30, 2011, there were net realized capital gains in comparison to net realized capital losses for the three months ended September 30, 2010. This is primarily due to gains in the variable annuity hedge program and foreign currency gains. The variable annuity hedging program gains for the three months ended September 30, 2011 were $865 compared with losses of $(273) for the three months ended September 30, 2010.
The Unlock charge for the three months ended September 30, 2011 was $407, after-tax, as compared to the Unlock benefit of $145, after-tax, for the three months ended September 30, 2010. The charge in 2011 was driven by declines in equity markets and assumption changes including additional costs as the Company has begun implementation of its Japan hedging strategy, which reduces future expected gross profits.
The DAC amortization ratio, excluding net realized capital losses and Unlocks, increased in the three months ended September 30, 2011 due to lower earnings in 2011 as compared to three months ended September 30, 2010.
Global Annuity has been reducing its operating expenses through active management; however, in the three months ended September 30, 2011, the segment recognized $22, pretax, of costs associated with expected assessments related to the Executive Life Insurance Company of New York (“ELNY”) insolvency.
Net investment spreads increased by 16 bps for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase was driven by higher yields of 13 bps and a decline in credited rates of 2 bps.
Global Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products. Income taxes include separate account DRD benefits of $27 and $19 for the three months ended September 30, 2011 and 2010, respectively.
Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
Net income increased in 2011 as compared to 2010 primarily due to changes in net realized gains, offset by the change in Unlock as a result of equity market changes and assumption changes. For the nine months ended September 30, 2011 and 2010, the US equity markets, as represented by the S&P 500 index, declined by 10% and increased by 2.3%, respectively. In addition, individual line items were driven by one-time events, including a $45 DRD tax settlement benefit, an, $18, benefit from a reserve was released related to a product in Japan and $22, pre-tax, of costs associated with expected assessments related to the ELNY insolvency.
For the nine months ended September 30, 2011, there were net realized capital gains as compared to net realized capital losses for the nine months ended September 30, 2010. This is primarily due to gains in the variable annuity hedging program and fewer net impairment losses in 2011. For the nine months ended September 30, 2011 and 2010, the variable annuity hedging program gains were $577 and losses of $(337), respectively; and net impairment losses were $60 and $215 respectively. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Benefits, losses and loss adjustment expenses have increased substantially as a result of declines in equity markets; however, the increases were partially offset by the release of the reserve related to a Japan product.
Global Annuity has been reducing its operating expenses through active management; however, in the three months ended September 30, 2011, the segment recognized $22 of costs, pre-tax, associated with expected assessments related to the ELNY insolvency.
The Unlock charge was $418, after-tax for the nine months ended September 30, 2011, as compared to the Unlock benefit of $4, after-tax, for the nine months ended September 30, 2010. The charge in 2011 was a result of the addition of expected Japan hedging costs and actual separate returns below our aggregated estimated returns. The benefit in 2010 was primarily attributed to improvements in the equity markets. For further discussion of the Unlock see the Critical Accounting Estimates section within the MD&A.
For the nine months ended September 30, 2011 as compared to September 30, 2010 net investment spread increased primarily due to a decline in credited rates of 14 bps.
The DAC amortization ratio, excluding net realized capital losses and Unlocks, decreased in the nine months ended September 30, 2011 due to increased earnings in 2011 as compared to the nine months ended September 30, 2010.
Global Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products. Income taxes include separate account DRD benefits of $127 and $79 for the nine months ended September 30, 2011 and 2010, respectively. The increase in the benefit of $45 is attributed to a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001. In addition, due to the availability of additional tax planning strategies, the Company released $38 or 100% of the valuation allowance associated with investment realized capital losses during the nine months ended September 30, 2011.

LIFE INSURANCE

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Operating Summary	2011		2010		Change	2011		2010		Change
Fee income and other	$311		$268		16%	$870		$832		5%
Earned premiums	(25)		(25)		—	(74)		(70)		(6%)
Net investment income	146		132		11%	435		391		11%
Net realized capital gains (losses)	20		13		54%	(3)		45		NM

Total revenues	452		388		16%	1,228		1,198		3%
Benefits, losses and loss adjustment expenses	310		227		37%	783		646		21%
Amortization of DAC	107		(20)		NM	181		71		155%
Insurance operating costs and other expenses	51		44		16%	156		154		1%

Total benefits, losses and expenses	468		251		86%	1,120		871		29%

Income (loss) before income taxes	(16)		137		NM	108		327		(67%)
Income tax expense (benefit)	(13)		40		NM	10		103		(90%)

Net income (loss)	$(3)		$97		NM	$98		$224		(56%)

Account Values
Individual variable universal life insurance						$5,259		$5,757
Universal life, interest sensitive whole life, modified guaranteed life insurance and other						6,549		5,995
PPLI						35,989		35,558

Total account values						$47,797		$47,310

Individual Life Insurance In-Force
Variable universal life insurance						$70,926		$75,399
Universal life, interest sensitive whole life, modified guaranteed life insurance						62,052		57,734
Term life						80,249		73,959

Total individual life insurance in-force						$213,227		$207,092

Individual Life Net Investment Spread	157	bps	142	bps		159	bps	148	bps

Death Benefits	$130		$134		(3%)	$393		$348		13%

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
Net income decreased in 2011 compared to 2010 due largely to the Unlock charge taken in the third quarter compared to an Unlock benefit in 2010 and unfavorable mortality in 2011, partially offset by an increase in net investment income driven by higher invested assets and favorable partnership income.
The Unlock charge was $66, after-tax, for the third quarter of 2011 compared to an Unlock benefit of $29, after-tax, for the third quarter of 2010 and a charge of $69, after-tax for the first nine months of 2011 compared to an Unlock benefit of $29, after-tax for the first nine months of 2010. The Unlock charge in 2011 was due to the annual assumption update completed in the third quarter and resulted in an increase in fee income, benefit and claim expense and DAC amortization. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Life Insurance’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $6 and $6 for the three months ended September 30, 2011 and 2010, respectively and $17 and $15 for the nine months ended September 30, 2011 and 2010, respectively. Included in 2011 the separate account benefit above is a tax benefit of $3 related to a DRD settlement for the nine months ended September 30, 2011.

RETIREMENT PLANS

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
Operating Summary	2011		2010		Change	2011		2010		Change
Fee income and other	$92		$88		5%	$285		$260		10%
Earned premiums	1		1		—	6		5		20%
Net investment income	100		93		8%	299		267		12%
Net realized capital losses	(2)		—		—	—		(10)		100%

Total revenues	191		182		5%	590		522		13%
Benefits, losses and loss adjustment expenses	81		71		14%	228		204		12%
Insurance operating costs and other expenses	88		84		5%	268		250		7%
Amortization of DAC	81		(12)		NM	120		14		NM

Total benefits, losses and expenses	250		143		75%	616		468		32%

Income (loss) before income taxes	(59)		39		NM	(26)		54		NM
Income tax expense (benefit)	(27)		9		NM	(39)		16		NM

Net income (loss)	$(32)		$30		NM	$13		$38		(66%)

Assets Under Management
401(k) account values						$19,769		$18,764
403(b)/457 account values						12,072		11,874
401(k)/403(b) mutual funds						17,844		18,602

Total assets under management						$49,685		$49,240

Assets Under Management Roll Forward
Assets under management, beginning of period	$55,555		$43,791			$52,518		$43,962
Transfers affecting the beginning of the period [1]	—		1,294			267		1,488

Assets under management, beginning of period, as adjusted	55,555		45,085			52,785		45,450
Net flows	760		508			1,247		1,442
Change in market value and other	(6,630)		3,647			(4,347)		2,348

Assets under management, end of period	$49,685		$49,240			$49,685		$49,240

Net Investment Spread	84	bps	100	bps		110	bps	96	bps

[1]	Lifetime Income and Maturity Funding business of $194 was transferred from Global Annuity to Retirement Plans effective January 1, 2010.
Three months ended September 30, 2011 compared to the three months ended September 30, 2010
Net income decreased in 2011 compared to 2010 due largely to the Unlock charge taken in the third quarter compared to an Unlock benefit in 2010, partially offset by a favorable one-time true up in tax expense.
The Unlock charge was $43, after-tax, in 2011 as compared to an Unlock benefit of $19, after-tax, in 2010. The Unlock charge in 2011 was primarily due to the annual assumption update completed in the third quarter. The most significant assumption changes related to reduced investment spread in the general account, delayed projected expense benefits and increased trail commissions due to the mix of business. Each of these items reduces expected future gross profits. The benefit in 2010 was due to equity market improvements that were greater than expectations. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Net investment income increased in 2011 compared to 2010 primarily due to higher general account invested assets. Net investment spread decreased by 16 bps driven by lower yields of 22 bps offset by lower crediting rates of 6 bps.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. For 2011 and 2010 income taxes include separate account DRD benefits of $7 and $5, respectively. Included in the separate account benefit for 2011 is a one-time favorable true up of $2 related to the 2010 tax year provision. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

Nine months ended September 30, 2011 compared to the Nine months ended September 30, 2010
Net income decreased in 2011 compared 2010 primarily due the Unlock charge recorded in 2011, offset by a decrease in net realized capital losses and increased asset based fee income and other as a result of increased business volumes.
Net investment income increased in 2011 compared to 2010 primarily due to the improved performance of higher average general account invested assets and favorable partnership income compared to 2010. Net investment spread for the nine months improved by 14 bps driven by higher yields of 4 bps and lower crediting rates of 10 bps.
Net realized capital losses decreased in 2011 compared to 2010 due to lower losses from impairments compared to 2010 and due to the release of a valuation allowance on mortgage loans.
Fee income and other increased primarily due to increases in asset based fees on higher average account values resulting from positive net flows.
The Unlock charge was $44, after-tax, in 2011 as compared to an Unlock benefit of $15, after-tax, in 2010. The Unlock charge in 2011 was primarily due to the annual assumption update completed in the third quarter. The most significant assumption changes related to reduced investment spread in the general account, delayed projected expense benefits and increased trail commissions due to the mix of business. Each of these items reduces expected future gross profits. The 2010 Unlock benefit was due to equity market improvements that were greater than expectations. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. For 2011 and 2010 income taxes include separate account DRD benefits of $20 and $14, respectively. Included in the separate account benefit for 2011 is a $4 benefit related to a DRD settlement and a $2 benefit related to a true up the 2010 tax year provision. In addition, due to the availability of additional tax planning strategies, the Company released $10 or 100% of the valuation allowance associated with realized capital losses during the nine months ended September 30, 2011. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Fee income and other	$153	$159	(4%)	$506	$493	3%
Net investment loss	—	(2)	100%	(2)	(6)	67%
Net realized capital gains (losses)	—	(1)	100%	1	—	—

Total revenues	153	156	(2%)	505	487	4%
Insurance operating costs and other expenses	105	115	(9%)	348	342	2%
Amortization of DAC	12	13	(8%)	36	38	(5%)

Total benefits, losses and expenses	117	128	(9%)	384	380	1%

Income from continuing operations, before income taxes	36	28	29%	121	107	13%
Income tax expense	12	9	33%	42	37	14%

Income from continuing operations	24	19	26%	79	70	13%
Loss from discontinued operations, net of tax [1]	—	(1)	100%	—	(3)	100%

Net income	$24	$18	33%	$79	$67	18%

Assets Under Management
Retail mutual fund assets				$39,258	$44,788
Investment Only mutual fund assets				6,625	5,570
529 College Savings Plan and Canadian mutual fund (“CMF”) assets [2]				1,424	3,026

Total non-proprietary and Canadian mutual fund assets				47,307	53,384
Proprietary mutual fund assets				35,494	41,779

Total mutual fund assets under management				$82,801	$95,163

Non-Proprietary and CMF AUM Roll Forward [2]
Non-Proprietary and CMF AUM, beginning of period	58,150	48,759		$56,884	$44,031
Transfers affecting the beginning of the period [3]	—	—		—	5,617

Non-Proprietary and CMF AUM, beginning of period, as adjusted	58,150	48,759		56,884	49,648
Net flows	(2,396)	(163)		(2,584)	2,199
Change in market value and other	(8,447)	4,788		(6,993)	1,537

Non-Proprietary and CMF AUM, end of period	$47,307	$53,384		$47,307	$53,384

Proprietary Mutual Fund AUM Roll Forward
Proprietary Mutual Fund AUM, beginning of period	$42,204	$39,402		$43,602	$—
Transfers affecting the beginning of the period [4]	—	—		—	43,890

Proprietary Mutual Fund AUM, beginning of period, as adjusted	42,204	39,402		43,602	43,890
Net flows	(1,244)	(1,299)		(4,355)	(3,763)
Change in market value	(5,466)	3,676		(3,753)	1,652

Proprietary Mutual Fund AUM, end of period	$35,494	$41,779		$35,494	$41,779

[1]	Represents the loss from operations of Hartford Investments Canada Corporation. (“HICC”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

[2]	Canadian mutual funds representing approximately $1.8 billion in AUM were sold in December 2010, therefore are not included in the 2011 beginning balance.

[3]	In 2010, Investment Only and Canadian mutual fund assets were transferred to Mutual Funds from Global Annuity effective January 1, 2010.

[4]	Proprietary mutual fund assets under management are included in the Mutual Fund reporting segment effective January 1, 2010.
Three months ended September 30, 2011 compared to the three months ended September 30, 2010
Net income increased in 2011 compared to 2010 due to a decline in expenses largely due to a one-time capital infusion to the Money Market Funds in the third quarter of 2010.
Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
Net income increased in 2011 compared to 2010 due to increased fee income and other as a result of increased average account values attributed to improved equity markets partially offset by net outflows. Expense increases, specifically trail commissions are the result of increased average account values partially offset by a one-time capital infusion to the Money Market Funds in the third quarter of 2010. In addition, prior year results include losses from discontinued operations of $3 for the first nine months of 2010.

CORPORATE AND OTHER

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Summary	2011	2010	Change	2011	2010	Change
Earned premiums	$—	$1	(100%)	$—	$—	—
Fee income	55	46	20%	161	143	13%
Net investment income	38	45	(16%)	143	190	(25%)
Net realized capital gains (losses)	(56)	47	NM	(60)	51	NM

Total revenues	37	139	(73%)	244	384	(36%)
Benefits, losses and loss adjustment expenses	15	64	(77%)	307	236	30%
Insurance operating costs and other expenses	62	59	5%	200	270	(26%)
Interest expense	128	128	—	384	380	1%

Total benefits, losses and expenses	205	251	(18%)	891	886	1%
Loss from continuing operations before income taxes	(168)	(112)	(50%)	(647)	(502)	(29%)
Income tax benefit	(64)	(39)	(64%)	(238)	(158)	(51%)

Loss from continuing operations, net of tax	(104)	(73)	(42%)	(409)	(344)	(19%)
Income (loss) from discontinued operations, net of tax	5	(3)	NM	(70)	(105)	33%

Net loss	$(99)	$(76)	(30%)	$(479)	$(449)	(7%)

Three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010
The net loss in Corporate and Other increased in the three and nine months ended September 30, 2011 primarily due to net realized capital losses in 2011, compared to gains in the comparable 2010 periods. The net realized capital losses in 2011 primarily relate to losses on derivatives.
The three-month period benefited from lower reserve strengthening of net environmental reserves of $19, pre-tax, in 2011 compared to $62, pre-tax, in 2010, resulting from the company’s annual review of its environmental liabilities within the Other Operations operating segment. For further information see Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
Further contributing to the net loss in Corporate and Other in the nine-month period was a reserve strengthening of $290, pre-tax, during the second quarter of 2011, resulting from the company’s annual review of its asbestos liabilities within the Other Operations operating segment. In the comparable prior year period, the reserve increase was $169, pre-tax. For further information, see Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
The increase in the net loss for the nine-month period was partially offset by a decrease in insurance operating costs and other expenses as a result of an accrual for a litigation settlement of $73 in the first quarter of 2010, for further information see Structured Settlement Class Action in Note 12 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.
For the nine months ended September 30, 2011, the loss from discontinued operations, net of tax, is due to a net realized capital loss of $74, after-tax, from the disposition of Federal Trust Corporation in the second quarter of 2011. For the nine months ended September 30, 2010, loss from discontinued operations, net of tax, primarily relates to goodwill impairment on Federal Trust Corporation of approximately $100, after-tax, recorded in the second quarter of 2010.
See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.

INSURANCE RISK MANAGEMENT
Use of Reinsurance
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of October 1, 2011:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2011 to 1/1/2012	90%	$750		$350

Reinsurance with the Florida Hurricane Catastrophe Fund (“FHCF”) covering Florida Personal Lines property catastrophe losses from a single event	6/1/2011 to 6/1/2012	90%	$141	[1]	$55

Workers’ compensation losses arising from a single catastrophe event	7/1/2011 to 7/1/2012	95%	$350	[2]	$100

[1]
The estimated per occurrence limit on the FHCF treaty is $141 for the 6/1/2011 to 6/1/2012 treaty year based on the Company’s election to purchase the required coverage from the FHCF. Coverage is estimated based upon the best available information until the FHCF releases actual results at the end of October.

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
The maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts over-the-counter derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2011, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of certain collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments Section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	September 30, 2011			December 31, 2010
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$7,955	$8,423	10.5%	$9,961	$9,918	12.7%
AAA	10,085	10,497	13.1%	10,080	10,174	13.1%
AA	15,651	15,921	19.8%	15,933	15,554	20.0%
A	20,217	21,584	26.9%	19,265	19,460	25.0%
BBB	19,884	20,626	25.7%	18,849	19,153	24.6%
BB & below	4,046	3,212	4.0%	4,331	3,561	4.6%

Total fixed maturities	$77,838	$80,263	100.0%	$78,419	77,820	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to sales of U.S. Treasuries as the Company continues to reinvest in spread product, partially offset by net purchases of investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	September 30, 2011					December 31, 2010
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,939	$39	$(191)	$2,787	3.5%	$2,496	$23	$(221)	$2,298	2.9%
Small business	433	—	(126)	307	0.4%	453	—	(141)	312	0.4%
Other	371	42	(3)	410	0.5%	298	15	(34)	279	0.4%
CDOs
Collateralized loan obligations (“CLOs”)	2,343	1	(199)	2,145	2.7%	2,429	1	(212)	2,218	2.9%
CREs	502	—	(188)	314	0.4%	653	—	(266)	387	0.5%
Other	6	—	—	6	—	6	—	—	6	—
CMBS
Agency backed [1]	610	32	—	642	0.8%	519	9	(4)	524	0.7%
Bonds	6,034	141	(511)	5,664	7.1%	6,985	147	(583)	6,549	8.4%
Interest only (“IOs”)	608	69	(23)	654	0.8%	793	79	(28)	844	1.1%
Corporate
Basic industry [2]	3,385	281	(31)	3,634	4.5%	2,993	190	(24)	3,159	4.1%
Capital goods	3,317	333	(20)	3,630	4.5%	3,179	223	(23)	3,379	4.3%
Consumer cyclical	2,111	179	(13)	2,277	2.8%	1,883	115	(12)	1,986	2.6%
Consumer non-cyclical	6,053	681	(11)	6,723	8.4%	6,126	444	(29)	6,541	8.4%
Energy	3,624	377	(9)	3,992	5.0%	3,377	212	(23)	3,566	4.6%
Financial services	7,752	329	(538)	7,543	9.4%	7,545	253	(470)	7,328	9.4%
Tech./comm.	4,289	399	(57)	4,631	5.8%	4,268	269	(68)	4,469	5.7%
Transportation	1,103	105	(4)	1,204	1.5%	1,141	69	(13)	1,197	1.5%
Utilities	8,266	795	(42)	9,019	11.2%	7,099	386	(58)	7,427	9.5%
Other [2]	759	8	(22)	663	0.8%	885	13	(27)	832	1.1%
Foreign govt./govt. agencies	1,836	121	(13)	1,944	2.4%	1,627	73	(17)	1,683	2.2%
Municipal
Taxable	1,562	127	(40)	1,649	2.1%	1,319	9	(129)	1,199	1.5%
Tax-exempt	11,016	529	(30)	11,515	14.3%	11,150	141	(366)	10,925	14.0%
Residential mortgage-backed securities (“RMBS”)
Agency	3,992	216	(1)	4,207	5.2%	4,283	109	(27)	4,365	5.6%
Non-agency	64	—	(1)	63	0.1%	78	—	(3)	75	0.1%
Alt-A	119	—	(18)	101	0.1%	168	—	(19)	149	0.2%
Sub-prime	1,391	6	(432)	965	1.2%	1,507	—	(413)	1,094	1.4%
U.S. Treasuries	3,353	224	(3)	3,574	4.5%	5,159	24	(154)	5,029	6.5%

Fixed maturities, AFS	77,838	5,034	(2,526)	80,263	100.0%	78,419	2,804	(3,364)	77,820	100.0%
Equity securities
Financial services	510	11	(167)	354		569	4	(127)	446
Other	583	81	(29)	635		444	88	(5)	527

Equity securities, AFS	1,093	92	(196)	989		1,013	92	(132)	973

Total AFS securities	$78,931	$5,126	$(2,722)	$81,252		$79,432	$2,896	$(3,496)	$78,793

Fixed maturities, FVO				$1,323					$649

[1]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The Company continues to reallocate to investment grade corporate securities concentrated in high quality industrial, utility and financial services issuers, while reducing its exposure to U.S. Treasuries, commercial real estate and subordinated financial services securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates, partially offset by credit spread widening. Fixed maturities, FVO, represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs and a subordinated position on a basket of corporate bonds. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The Company’s European investment exposure, excluding hedging derivatives, has an amortized cost and fair value of $7.6 billion and $7.9 billion, respectively, as of September 30, 2011 and $8.0 billion and $8.3 billion, respectively, as of December 31, 2010. Approximately 85% of this exposure largely relates to corporate entities, primarily industrials, utilities and financial services, which are domiciled in or generated a significant portion of their revenue within the United Kingdom, Switzerland and the Netherlands, the majority of which is US dollar-denominated. The securities that are pound and euro-denominated are hedged to US dollars or support foreign-denominated liabilities. Included in the Company’s European investment exposure were investments in Greece, Ireland, Italy, Portugal and Spain (“GIIPS”) with an amortized cost and fair value of $704 and $660, respectively, as of September 30, 2011 and $922 and $905, respectively, as of December 31, 2010. The Company holds less than $1 of corporate securities of companies domiciled in Greece. Additionally, the Company does not hold any sovereign debt exposure in GIIPS.
Not included in the table above is the Company’s exposure to equity securities, trading, supporting the Japan variable annuity products. For further information, see Invested Assets of the Investment Results Section of this MD&A. The following sections highlight the Company’s significant investment sectors.
Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	September 30, 2011			December 31, 2010
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$282	$296	$14	$302	$309	$7
AA	1,983	1,997	14	2,085	2,095	10
A	3,896	3,740	(156)	3,760	3,599	(161)
BBB	1,774	1,612	(162)	1,677	1,518	(159)
BB & below	327	252	(75)	290	253	(37)

Total	$8,262	$7,897	$(365)	$8,114	$7,774	$(340)

Financial companies continued to stabilize in 2011 due to positive earnings performance, improvement in asset quality and fewer loan defaults. However, spread volatility in the financial sector increased during the third quarter on concerns around European sovereign risks, regulatory pressures and a weaker U.S. macroeconomic environment. Financial institutions remain vulnerable to ongoing stress in the real estate markets including high unemployment and global economic uncertainty, which could adversely impact the Company’s net unrealized position. Included in the table above as of September 30, 2011 is $1.4 billion of high quality European investment exposure, of which only $20 relates to GIIPS.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals, such as increases in transaction activities, more readily available financing and new issuances. While delinquencies still remain at historically high levels, they are expected to move lower in early 2012.
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
CMBS — Bonds [1]

September 30, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$441	$448	$159	$155	$84	$82	$16	$13	$33	$30	$733	$728
2004	345	360	71	76	54	49	42	39	12	9	524	533
2005	557	585	126	114	170	144	198	156	76	64	1,127	1,063
2006	736	771	618	551	77	70	383	310	433	345	2,247	2,047
2007	261	272	249	215	122	98	202	152	166	135	1,000	872
2008	55	59	—	—	—	—	—	—	—	—	55	59
2010	29	30	—	—	—	—	—	—	—	—	29	30
2011	319	332	—	—	—	—	—	—	—	—	319	332

Total	$2,743	$2,857	$1,223	$1,111	$507	$443	$841	$670	$720	$583	$6,034	$5,664

Credit protection		27.5%		22.4%		18.7%		13.4%		8.8%		21.5%

December 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$782	$803	$146	$142	$107	$103	$24	$21	$26	$22	$1,085	$1,091
2004	489	511	35	35	68	61	33	27	6	5	631	639
2005	610	632	131	121	213	177	182	147	123	96	1,259	1,173
2006	1,016	1,050	566	536	256	224	496	416	436	339	2,770	2,565
2007	305	320	278	250	71	55	253	200	278	198	1,185	1,023
2008	55	58	—	—	—	—	—	—	—	—	55	58

Total	$3,257	$3,374	$1,156	$1,084	$715	$620	$988	$811	$869	$660	$6,985	$6,549

Credit protection		28.8%		22.5%		13.3%		13.8%		8.0%		21.5%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $502 and $314, respectively, as of September 30, 2011 and $653 and $387, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market liquidity and results in higher risk premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	September 30, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$273	$(19)	$254	$339	$(23)	$316
Whole loans	4,653	(29)	4,624	3,326	(23)	3,303
A-Note participations	266	—	266	319	—	319
B-Note participations	300	(66)	234	327	(70)	257
Mezzanine loans	109	—	109	181	(36)	145

Total [2]	$5,601	$(114)	$5,487	$4,492	$(152)	$4,340

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
Includes commercial whole loans and excludes residential mortgage loans related to Federal Trust Corporation. For further information on the total mortgage loan portfolio, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Since December 31, 2010, the Company funded $1.5 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 4.6%. The Company continues to originate commercial whole loans in primary markets, focusing on loans with strong LTV ratios and high quality property collateral. As of September 30, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $99 and $15, respectively.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.6 billion and $13.2 billion, respectively, as of September 30, 2011 and $12.5 billion and $12.1 billion, respectively, as of December 31, 2010. The Company’s municipal bond portfolio primarily consists of high quality essential service revenue and general obligation bonds. As of September 30, 2011, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds. As of December 31, 2010, the largest issuer concentrations were the states of California, Massachusetts and Georgia, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds.

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

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$824	32.9%	$439	22.8%
Mortgage and real estate funds	501	20.0%	406	21.2%
Mezzanine debt funds	122	4.9%	132	6.9%
Private equity and other funds	1,059	42.2%	941	49.1%

Total	$2,506	100.0%	$1,918	100.0%

Since December 31, 2010, the increase in hedge funds relate to a newly established fund of hedge funds special purpose entity.
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $2.7 billion as of September 30, 2011, which is an improvement of $774, or 22%, from December 31, 2010 as interest rates declined, partially offset by credit spread widening. As of September 30, 2011, $984 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $1.7 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $212 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Credit Risk Section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	September 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss [1]
Three months or less	1,090	$6,170	$6,013	$(157)	1,503	$17,431	$16,783	$(643)
Greater than three to six months	299	1,371	1,241	(130)	115	732	690	(42)
Greater than six to nine months	76	267	250	(17)	91	438	397	(41)
Greater than nine to eleven months	113	857	778	(70)	42	185	169	(16)
Twelve months or more	1,020	12,430	10,008	(2,348)	1,231	15,599	12,811	(2,754)

Total	2,598	$21,095	$18,290	$(2,722)	2,982	$34,385	$30,850	$(3,496)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	September 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	321	$2,506	$1,779	$(670)	99	$771	$582	$(189)
Greater than three to six months	53	479	324	(155)	22	136	104	(32)
Greater than six to nine months	15	2	1	(1)	28	234	169	(65)
Greater than nine to eleven months	19	43	27	(16)	13	43	32	(11)
Twelve months or more	256	2,179	1,283	(896)	390	4,361	2,766	(1,595)

Total	664	$5,209	$3,414	$(1,738)	552	$5,545	$3,653	$(1,892)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	September 30, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	40	$173	$77	$(96)	20	$27	$12	$(15)
Greater than three to six months	9	34	12	(22)	1	2	1	(1)
Greater than six to nine months	7	9	2	(7)	12	65	29	(36)
Greater than nine to eleven months	7	14	5	(9)	—	—	—	—
Twelve months or more	58	304	92	(212)	94	722	260	(462)

Total	121	$534	$188	$(346)	127	$816	$302	$(514)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
ABS	$13	$—	$23	$5
CRE CDOs	26	49	41	142
CMBS
Bonds	2	44	16	155
IOs	—	1	3	2
Corporate	19	15	40	21
Equity	—	—	10	5
RMBS
Non-agency	—	1	—	2
Alt-A	—	1	—	10
Sub-prime	—	3	3	32
Other	—	1	2	1

Total	$60	$115	$138	$375

Three and Nine Months ended September 30, 2011
For the three and nine months ended September 30, 2011, impairments recognized in earnings were comprised of credit impairments of $42 and $103, respectively, impairments on equity securities of $0 and $10, respectively, and securities that the Company intends to sell of $18 and $25, respectively.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private equity investments. The structured securities were impaired primarily due to property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change from the previous several quarters and, as such, the credit impairments recognized for the three and nine months ended September 30, 2011 were largely driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.

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
Impairments on securities for which the Company has the intent to sell consisted of corporate financial services securities and ABS collateralized by aircraft where the Company anticipates reducing its exposure to certain investments.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $11 and $83, respectively, for the three and nine months ended September 30, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Three and Nine Months ended September 30, 2010
For the three and nine months ended September 30, 2010, impairments recognized in earnings were comprised of credit impairments of $71 and $326, respectively, primarily concentrated in CMBS bonds and CRE CDOs due to continued property-specific deterioration of the underlying collateral and increased delinquencies. Also included were impairments on debt securities for which the Company intended to sell of $44 and $44, respectively, as the Company continued to reduce its exposure to certain variable-rate CMBS, as well as impairments on equity securities of $0 and $5, respectively.
Valuation Allowances on Mortgage Loans
The following table presents (additions) and reductions to valuation allowances on mortgage loans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Credit-related concerns	$—	$(4)	$26	$(72)
Held for sale
Agricultural loans	—	—	(3)	(10)
B-note participations	—	—	—	(22)
Mezzanine loans	—	—	—	(52)

Total	$—	$(4)	$23	$(156)

For the nine months ended September 30, 2011, valuation allowances on mortgage loans were largely driven by the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Excluded from the table above are valuation allowances associated with mortgage loans held-for-sale related to the divestiture of Federal Trust Corporation. For further information regarding the divestiture of Federal Trust Corporation, see Note 12 of the Notes to the Condensed Consolidated Financial Statements. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific risk.

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
A decline in interest rates results in certain mortgage-backed securities being more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Wealth Management products. Conversely, the fair value of the investment portfolio will increase when interest rates decline.
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
Variable Product Equity Risk
The Company’s variable products are significantly influenced by the U.S., Japanese, and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuity contracts, mutual funds, and variable life insurance.
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

Generally, increases in equity markets will reduce the value of the dynamic hedge programs and macro hedge derivative assets, resulting in realized capital losses during periods of market appreciation.
GMWB
The majority of the Company’s U.S. and U.K. variable annuities, and a small portion of Japan’s variable annuities, include a GMWB rider. Declines in equity markets will generally increase the Company’s liability for the in-force GMWB riders. As of September 30, 2011, U.S. GMWB account value was $35.6 billion and International GMWB account value was $2.2 billion. As of December 31, 2010, U.S. GMWB account value was $44.8 billion and International GMWB account value was $2.5 billion. A GMWB contract is “in the money” if the contract holder’s guaranteed remaining benefit (“GRB”) is greater than their current account value. As of September 30, 2011 and December 31, 2010, 56% and 35%, respectively, of all unreinsured U.S. GMWB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 14% and 9% “in the money” as of September 30, 2011 and December 31, 2010, respectively. For U.S. GMWB contracts that were “in the money”, the Company’s net amount at risk (i.e. GRB less account value), after reinsurance, as of September 30, 2011 and December 31, 2010, was $2.5 billion and $1.1 billion, respectively. For U.K. and Japan GMWB contracts that were “in the money”, the Company’s net amount at risk, after reinsurance, as of September 30, 2011 and December 31, 2010, was $159 and $73, respectively. However, the Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the remaining GRB. For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4a of the Notes to Condensed Consolidated Financial Statements.

GMDB
The majority of the Company’s U.S. individual variable annuity contracts include a GMDB rider. Declines in the equity markets will increase the Company’s liability for GMDB riders. The Company’s total gross exposure (i.e., before reinsurance) to U.S. GMDB as of September 30, 2011 and December 31, 2010 is $15.8 billion and $10.7 billion, respectively. However, the Company will incur these payments in the future only if the policyholder has an “in the money” GMDB at their death. As of September 30, 2011 and December 31, 2010, 82% and 70%, respectively, of all unreinsured U.S. GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 19% and 12% “in the money” as of September 30, 2011 and December 31, 2010, respectively. The Company reinsured 55% and 60% of these death benefit guarantees as of September 30, 2011 and December 31, 2010, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net exposure (i.e., after reinsurance), is $7.2 billion and $4.3 billion, as of September 30, 2011 and December 31, 2010, respectively.
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMDB. For the in-force block of Japan business, declines in equity and bond markets, as well as a strengthening of the Japanese yen in comparison to the U.S. dollar, the euro and other currencies will increase the Company’s liability for GMDB riders. This increase may be significant in extreme market scenarios. In general, the GMDB riders entitle the policyholder to receive the original investment value at the date of death. If the original investment value exceeds the account value upon death then the contract is “in the money”. As of September 30, 2011 and December 31, 2010, substantially all of the unreinsured Japan GMDB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 27% and 22% “in the money” as of September 30, 2011 and December 31, 2010, respectively. The Company’s total gross exposure (i.e., before reinsurance) to the GMDB offered in Japan is $11.0 billion and $8.8 billion as of September 30, 2011 and December 31, 2010, respectively. The Company reinsured 13% and 14% of the GMDB to a third-party reinsurer as of September 30, 2011 and December 31, 2010, respectively. Under certain of these reinsurance agreements, the reinsurers’ exposure is subject to an annual cap. The Company’s net GMDB exposure (i.e. after reinsurance) is $9.6 billion and $7.6 billion as of September 30, 2011 and December 31, 2010, respectively. Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. For additional information on the Company’s GMDB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
GMIB
In the second quarter of 2009, the Company suspended all new product sales in Japan. Prior to that, the Company offered variable annuity products in Japan with a GMIB. For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of account value, or remain in the variable sub-account. For GMIB contracts, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of September 30, 2011 and December 31, 2010, substantially all of the Japan GMIB contracts were “in the money”. For those contracts that were “in the money”, the average contract was 22% and 17% “in the money” as of September 30, 2011 and December 31, 2010, respectively. In addition, as of September 30, 2011, 66% of retained net amount at risk is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 of the Notes to Condensed Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of September 30, 2011, as well as the retained net amount at risk. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.6	0.9
2015	7.4	2.0
2016	2.5	0.8
2017	2.8	1.0
2018 & beyond [2]	6.8	2.1

Total	$24.4	$6.8

[1]	Excludes certain non-GMIB living benefits of $3.0 billion of account value and $0.9 billion of net amount at risk.

[2]	In 2018 & beyond, $2.6 billion of the $6.8 billion is primarily associated with account value that is eligible in 2021.

Variable Product Equity Risk Management
Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantee [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]
U.S. Variable Guarantees
GMDB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates
For Life Component of GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
International Variable Guarantees
GMDB & GMIB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels / Interest Rates / Foreign Currency
GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates / Foreign Currency
GMAB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates / Foreign Currency

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
Risk Management Approach
The Company analyzes and evaluates GMDB, GMWB, GMIB, and GMAB market risk exposures arising from equity markets, interest rates, implied volatility, foreign currency exchange risk, and correlation between these market risk exposures. As part of the Company’s risk management strategy, we manage or limit our exposure to certain of the risks associated with our global variable annuity products, primarily through a combination of product design elements, reinsurance, and hedging.
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our global VA contracts. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
The following table depicts the type of hedges being used by the Company to either partially or fully mitigate market risk embedded in our global variable annuity guarantees as of September 30, 2011:

Variable Annuity Guarantee	Reinsurance	Customized Derivative	Dynamic Hedging	Macro Hedging
GMDB	✓		✓	✓
GMWB	✓	✓	✓	✓
For Life Component of GMWB				✓
GMIB			✓	✓
GMAB			✓	✓

Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued in the U.S. and a portion of the GMDB issued in Japan
Derivative Hedging Strategies

The Company maintains derivative hedging strategies to reduce the economic exposure to market risks associated with guaranteed benefits that are embedded in our global VA contracts. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
GMWB Hedge Program
The Company enters into derivative contracts to hedge market risk exposures associated with the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
Additionally, the Company holds customized derivative contracts to provide protection from certain capital market risks for the remaining term of specified blocks of non-reinsured GMWB riders. These customized derivative contracts are based on policyholder behavior assumptions specified at the inception of the derivative contracts. The Company retains the risk for differences between assumed and actual policyholder behavior and between the performance of the actively managed funds underlying the separate accounts and their respective indices.
While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: policyholder behavior, capital markets, divergence between the performance of the underlying funds and the hedging indices, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Japan Hedge Program
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the Japan variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, FTSE 100 index, and Euro Stoxx 50. During the quarter, the Company increased its equity, currency, and interest rate hedge coverages.
While the Company actively manages this dynamic hedging program, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: focus on reducing the economic exposure to market risks associated with guaranteed benefits, capital markets, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options, futures, swaps, and forwards on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.S., and U.K. GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.

Based on the construction of the Company’s derivative hedging programs, which can change based on capital market conditions, and changes in the hedging program, underlying exposures and other factors, an independent change in the following capital market factors is likely to have the impacts in the table below. These sensitivities do not capture the impact of elapsed time on liabilities or hedge assets. Each of the sensitivities set forth below is estimated individually under the indicated level of market movement and from the market levels at June 30, 2011 and September 30, 2011, and without consideration of any correlation among the key assumptions. In addition, there are other factors, including changes to the underlying hedging program, policyholder behavior and variation in underlying fund performance relative to the hedged index, which could materially impact the liability. As a result, these sensitivities do not necessarily reflect the financial impact from large shifts in the underlying indices or when multiple risk factors are impacted. Actual net changes in the value of the liability, the related dynamic hedging program derivative assets and the macro hedge program derivative assets may vary materially from those calculated using only the sensitivities disclosed below:

Net Realized Capital Gain (Loss), Pre-Tax and DAC
	GMWB	Japan	Macro		GMWB	Japan	Macro
	Hedge	Hedge	Hedge	Total Net	Hedge	Hedge	Hedge	Total Net
	Program	Program [6]	Program [6]	Impact	Program	Program [6]	Program [6]	Impact
Capital Market	Expected for third quarter 2011 based on				Expected for fourth quarter 2011 based on
Factor	June 30, 2011				September 30, 2011
Equity markets increase / decrease 1% [1] [2]	$(1) / $1	$(23) / $23	$(10) / $10	$(34) / $34	$(1) / $1	$(47) / $47	$(12) / $12	$(60) / $60
Volatility increases / decreases 1% [3]	$(23) / $23	— / —	$8 / $(8)	$(15) / $15	$(31) / $31	$5 / $(5)	$(2) / $2	$(28) / $28
Interest rates increase / decrease 1 basis point [4]	$2 / $(2)	$(2) / $2	$(1) / $1	$(1) / $1	$3 / $(3)	$(6) / $6	$(1) / $1	$(4) / $4
Yen strengthens / weakens by 1% [5]	N/A	$53 / $(53)	N/A	$53 / $(53)	N/A	$90 / $(90)	N/A	$90 /$(90)

[1]	Represents the aggregate net impact of a 1% increase or decrease in broadly traded global equity indices.

[2]
The increase in equity sensitivity was primarily due to changes in market conditions, the structure of the Japan and macro hedging programs and additional purchase of macro hedges during the third quarter of 2011.

[3]
Represents the aggregate net impact of a 1% increase or decrease in blended implied volatility that is generally skewed towards longer durations for broadly traded global equity indices. The increase in volatility sensitivity was primarily due to higher equity implied volatility during the third quarter 2011.

[4]
Represents the aggregate net impact of a 1 basis point parallel shift on the global LIBOR yield curve. The increase in interest rate sensitivity was primarily due to additional purchases of interest rate hedges during the third quarter of 2011.

[5]
Represents the aggregate net impact of a 1% strengthening or weakening in the yen compared to all other currencies. The increase in currency sensitivity was primarily due to additional currency positions added and a strengthening Yen during the third quarter 2011.

[6]
The sensitivities associated with the Japan Hedge Program and the Macro Hedge Program have no offsetting mark-to-market liabilities as the liabilities are not carried at fair value. Prior to the third quarter of 2011, the Japan hedge program was part of the macro hedge program.

Three Months Ended
Summary of Hedging Net Realized Capital Gain (Loss), Pre-Tax	September 30, 2011
GMWB Hedge Program	$(372)
Japan Hedge Program [1]	1,088
Macro Hedge Program [1]	205

Total net realized capital gain, pre-tax	$921

[1]
The actual Japan Hedge Program and Macro Hedge Program results have been reported in our investment results in Note 5 of the Notes to Condensed Consolidated Financial Statements and within the Investment Results section of Key Performance Measures and Ratios in the MD&A as $1,237 of Macro Hedge results and $56 of Japan variable annuity foreign exchange hedging instruments which is included in “Other, net”.

For the three months ended September 30, 2011, the net realized pre-tax gain of $921 related to the Company’s variable annuity hedge programs was primarily comprised of the following.
•	A net realized capital gain, pre-tax of $1.1 billion associated with the Japan VA Hedge Program primarily due to a decrease in global equity levels and a strengthened Yen.
•	A net realized capital loss, pre-tax of ($372) related to the net of GMWB derivatives primarily as a result of a general decrease in long-term interest rates.

Actual Hedging Net Realized Capital Gains (Losses), Pre-Tax vs. Predicted using Sensitivity
Predicted earnings impact for the three months ended September 30, 2011 used the following market movements in its calculation. For GMWB and Macro Hedge Programs, the by market driver attribution was calculated using the changes in the S&P 500 index and U.S. swap rates. For Japan Hedge Program, the by market driver attribution was calculated using the changes in global equity indices, Japanese swap rates, and Yen movements against the U.S. dollar and the Euro.

Predicted Earnings Impact
Three Months Ended
September 30, 2011
GMWB Net Liability, Japan, and Macro Programs	Total
Equity markets	$492
Volatility	83
Interest rates	(93)
Yen	426

Total implied net realized capital gain (loss), pre-tax [1]	$908

Actual reported net realized capital gain (loss), pre-tax [1]	$921

[1]
For the three months ended September 30, 2011, the major factors to the variance in the actual reported result and the implied sensitivities calculation pre-tax net realized gain/(loss) were attributed to the following: (i) the impact of elapsed time on short duration hedge assets, (ii) hedging activities including timing of rebalancing, trading, and changes in the composition of the underlying hedging instruments, and (iii) partially offset by favorable policyholder behavior.

Additional factors attributed to the variance include non-parallel shifts in capital market factors, specific market index and interest rate movements, interest rate and currency volatilities, variation in the underlying fund performance relative to the hedged indices, changes in The Hartford’s own credit, and changes in Non-U.S. GMWB fair value liabilities. This difference may vary materially from quarter-to-quarter.

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
The yen based fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. In 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the September 30, yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $2.2 billion at September 30, 2011, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $490, maturity of senior notes of $400 due October 2011, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $175, and preferred stock dividends of approximately $42. Other liquidity requirements include potential contributions to various insurance subsidiaries to address year end capital levels, including a $155 capital contribution on October 31, 2011 to a wholly owned captive insurance company in the form of a surplus note, which is included in statutory surplus as of September 30, 2011, and an expected capital contribution to another wholly owned captive insurance company of approximately $100 in the fourth quarter of 2011. Furthermore, the Company’s Board of Directors has authorized a $500 stock repurchase program that permits purchases of common stock, as well as, warrants and other derivative securities.
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
Debt
On October 17, 2011, The Hartford repaid its $400, 5.25% senior notes at maturity. For additional information regarding debt, see Note 14 of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.
Dividends
On October 27, 2011, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on January 3, 2012 to common shareholders of record as of December 1, 2011 and a dividend of $18.125 on each share of Series F preferred stock payable on January 3, 2012 to shareholders of record as of December 15, 2011.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to its U.S. qualified defined benefit pension plan (the “Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the Plan for 2011 and the funding requirements for all of its pension plans are expected to be immaterial. The Company contributed approximately $120 to its pension plans in July 2011, and presently anticipates contributing approximately $80 during the remainder of 2011, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $83 in dividends to HLI in 2011 without prior approval from the applicable insurance commissioner. The aggregate of these amounts is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2011 without prior approval from the applicable insurance commissioner. For the nine months ended September 30, 2011, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $871 in dividends from its property-casualty insurance subsidiaries.

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
Shelf Registrations
On August 4, 2010, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-168532) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500.
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

The revolving credit facility provides for up to $1.9 billion of unsecured credit through August 9, 2012. Of the total availability under the revolving credit facility, up to $100 is available to support letters of credit issued on behalf of The Hartford or other subsidiaries of The Hartford. Under the revolving credit facility, the Company must maintain a minimum level of consolidated net worth of $12.5 billion. At September 30, 2011, the consolidated net worth of the Company as calculated in accordance with the terms of the credit facility was $23 billion. The definition of consolidated net worth under the terms of the credit facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company must not exceed a maximum ratio of debt to capitalization of 40%. At September 30, 2011, as calculated in accordance with the terms of the credit facility, the Company’s debt to capitalization ratio was 17%. Quarterly, the Company certifies compliance with the financial covenants for the syndicate of participating financial institutions. As of September 30, 2011, the Company was in compliance with all such covenants.
The Hartford’s Japan operations also maintain two lines of credit in support of the subsidiary operations. Both lines of credit are in the amount of $65, or ¥5 billion, and individually have expiration dates of September 30, 2012 and January 4, 2012.

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2011, is $638. Of this $638 the legal entities have posted collateral of $619 in the normal course of business. Based on derivative market values as of September 30, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $22 to be posted as collateral. Based on derivative market values as of September 30, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $33 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of September 30, 2011 was $15.1 billion with a corresponding fair value of $626. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.1 billion and a fair value of $231, for which the Company has a contractual right to make a collateral payment in the amount of approximately $44 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded two levels or more below the current ratings by both Moody’s and S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of September 30, 2011, the gross fair value of the affected derivative contracts is $254, which would approximate the settlement value.

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
The following table summarizes Property & Casualty Operations’ fixed maturities, short-term investments, and cash, as of September 30, 2011:

Fixed maturities	$25,942
Short-term investments	792
Cash	188
Less: Derivative collateral	(233)

Total	$26,689

Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $76 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
The following table summarizes Life Operations’ fixed maturities, short-term investments, and cash, as of September 30, 2011:

Fixed maturities	$55,643
Short-term investments	6,619
Cash	2,394
Less: Derivative collateral	(3,329)
Cash associated with Japan variable annuities	(691)

Total	$60,636

Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; Annuity obligations of Global Annuity and Life Insurance obligations will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and institutional investment products within Global Annuity will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiaries will be generally funded by the legal entity in the country in which the obligation was generated.
Hartford Life Insurance Company (“HLIC”) became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. As of September 30, 2011, HLIC had no advances outstanding under the FHLBB facility. The Connecticut Department of Insurance (“CTDOI”) permits HLIC to pledge up to $1.45 billion in qualifying assets to secure FHLBB advances for 2011. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits.

As of
September 30,
Contractholder Obligations	2011
Total Life contractholder obligations	$240,291
Less: Separate account assets [1]	(143,923)
International statutory separate accounts [1]	(30,734)

General account contractholder obligations	$65,634

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$30,868
Fixed MVA annuities [3]	9,872
International fixed MVA annuities	2,704
Guaranteed investment contracts (“GIC”) [4]	675
Other [5]	21,515

General account contractholder obligations	$65,634

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

Capitalization
The capital structure of The Hartford as of September 30, 2011 and December 31, 2010 consisted of debt and stockholders’ equity, summarized as follows:

	September 30,	December 31,
	2011	2010	Change
Short-term debt (includes current maturities of long-term debt)	$400	$400	—
Long-term debt	6,217	6,207	—

Total debt [1]	6,617	6,607	—
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	21,716	21,312	2%
AOCI, net of tax	1,065	(1,001)	NM

Total stockholders’ equity	$22,781	$20,311	12%
Total capitalization including AOCI	$29,398	$26,918	9%

Debt to stockholders’ equity	29%	33%
Debt to capitalization	23%	25%

[1]
Total debt of the Company excludes $349 and $382 of consumer notes as of September 30, 2011 and December 31, 2010, respectively, and $25 of Federal Home Loan Bank advances recorded in other liabilities as of September 30, 2011 and December 31, 2010.

The Hartford’s total capitalization increased $2.5 billion, or 9%, from December 31, 2010 to September 30, 2011 due to improvements in AOCI, net of tax, and increases in stockholders’ equity, excluding AOCI. AOCI, net of tax, improved primarily due to improvements in the Company’s net unrealized position on available-for-sale securities of $1.7 billion primarily as a result of improved security valuations largely due to declining interest rates, partially offset by credit spread widening. The increase in stockholders’ equity, excluding AOCI, was primarily due to net income of $535.
For additional information on equity and AOCI, net of tax, see Notes 15 and 16, respectively, of the Notes to Consolidated Financial Statements in The Hartford’s 2010 Form 10-K Annual Report.

	Nine Months Ended
	September 30,
Cash Flows	2011	2010
Net cash provided by operating activities	$1,624	$2,245
Net cash used for investing activities	$(896)	$(286)
Net cash used for financing activities	$(239)	$(2,395)
Cash — end of period	$2,589	$1,707
The decrease in cash provided by operating activities compared to the prior year period reflected an increase in losses paid on property and casualty insurance products, and to a lesser extent, lower net investment income on available-for-sale securities, excluding limited partnerships and other alternative investments.
Cash used for investing activities in 2011 primarily relates to net purchases of mortgage loans of $1.1 billion, net purchases of fixed maturities, fair value option of $624 and net purchases of available-for-sale securities of $459, partially offset by net receipts on derivatives of $1.6 billion. Cash used for investing activities in 2010 primarily relates to net purchases of available-for-sale securities of $2.1 billion, partially offset by net proceeds from sales of mortgage loans of $1.2 billion and net receipts on derivatives of $504.
Cash used for financing activities in 2011 consists primarily of net outflows on investment and universal life-type contracts and dividends paid on common and preferred stock. In the comparable prior period of 2010, cash used for financing activities was primarily related to the redemption of preferred stock issued to the U.S. Treasury of $3.4 billion, repayments of consumer notes of $752, repayment of $275 in senior notes in September 2010, and net outflows on investment and universal life-type contracts. Partially offsetting the outflows in 2010 were proceeds from the issuance of $1.1 billion in aggregate senior notes, issuance of common stock under a public offering of $1.6 billion and issuance of mandatory convertible preferred stock of $556.
Operating cash flows for the nine months ended September 30, 2011 and 2010 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of October 27, 2011.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2010 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2011 is an estimate, as the third quarter 2011 statutory filings have not yet been made.

	September 30,	December 31,
	2011	2010
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,414	$7,731
Property and casualty insurance subsidiaries	7,392	7,721

Total	$14,806	$15,452

Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, decreased by $317, primarily due to variable annuity surplus impacts of $800 and an increase in the asset valuation reserve of $192, partially offset by an increase in the admitted deferred tax asset of $445 and capital contributions of $266. Total statutory capital and surplus for the property and casualty insurance subsidiaries decreased by $329, primarily due to dividends to the HFSG Holding Company of $871, partially offset by statutory net income, after tax, of $261, an increase in statutory admitted assets of $131, and unrealized gains of $106.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion as of September 30, 2011 and December 31, 2010.
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
While we filed an application to deregister as a savings and loan holding company in connection with the closing of the sale of FTC on November 1, 2011, a number of provisions of the Dodd-Frank Act affect us due to our current status as a savings and loan holding company. For example, because of our status as a savings and loan holding company or if we are designated a systemically important institution, the Dodd-Frank Act may restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Dodd-Frank Act will also impose new minimum capital standards on a consolidated basis and additional regulation of compensation for savings and loan holding companies.
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
FY 2012, Budget of the United States Government
On February 15, 2011, the Obama Administration released its “FY 2012, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings. The Budget also included a proposal to levy a “Financial Crisis Responsibility Fee,” of $30 billion, in the aggregate, over 10 years on large financial institutions, including The Hartford. On September 19, 2011, the Obama Administration included the DRD and COLI proposals, as well as the Financial Crisis Responsibility Fee, in a proposal sent to the congress as part of a deficit reduction package.
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
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2011.
Changes in internal control over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows in particular quarterly or annual periods.
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

The Company and certain of its present or former officers are defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York in March 2010. The operative complaint, filed in October 2010, is brought on behalf of persons who acquired Hartford common stock during the period of July 28, 2008 through February 5, 2009, and alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements during the alleged class period about the Company’s valuation of certain asset-backed securities and its effect on the Company’s capital position. In September 2011, the district court dismissed the lawsuit with prejudice. The plaintiffs did not appeal.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention, and booked an insurance recoverable for the amount paid under the settlement plus the cost of settlement administration, less the self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. As a result, the Company’s insurance recoverable was reduced to $45.5. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. The Company counterclaimed for coverage. In September 2011, the arbitrators ruled in the Company’s favor and awarded approximately $50 with interest of $3 from July 2009.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against Hartford Investment Financial Services, LLC in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions are assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who is sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between Hartford Investment Financial Services, LLC and the six mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation Hartford Investment Financial Services, LLC received. In addition, plaintiff in the New Jersey action seeks recovery of lost earnings. The Company disputes the allegations and moved to dismiss both actions. In September 2011, the motions to dismiss were granted in part and denied in part. The district court gave the plaintiffs leave to amend their complaints by November 14, 2011 and ordered Hartford Investment Financial Services, LLC to respond by January 16, 2012.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2011:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
	Total Number	Average Price	Part of Publicly	of Shares that May Yet Be
	of Shares	Paid Per	Announced Plans or	Purchased Under
Period	Purchased [1]	Share	Programs	the Plans or Programs [2]
				(in millions)
July 1, 2011 — July 31, 2011	—	$—	—	$—
August 1, 2011 — August 31, 2011	2,253	$21.73	—	$500
September 1, 2011 — September 30, 2011	2,125	$17.23	—	$500

Total	4,378	$19.55	—	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

[2]
On July 27, 2011 the Company’s Board of Directors authorized a $500 stock repurchase program. The Company’s repurchase authorization, which expires on August 5, 2014, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Item 6.	EXHIBITS
See Exhibits Index on page 126.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date: November 2, 2011	/s/ Beth A. Bombara Beth A. Bombara
Senior Vice President and Controller
(Chief accounting officer and duly
authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2011
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