Form 10-K
period 2011-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2012-02-24
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT
(ALL OF WHICH ARE LISTED ON THE NEW YORK STOCK EXCHANGE INC.):
Common Stock, par value $0.01 per share
Depositary shares, representing interests in 7.25% Mandatory Convertible Preferred Stock, Series F, par value $0.01 per share
Warrants (expiring June 26, 2019)
6.10% Notes due October 1, 2041
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
None

Indicate by check mark:		Yes	No
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑

•	if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.		☑

•	whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑

•	whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☑

•	if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☑

•	whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)		☑
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $11.7 billion, based on the closing price of $26.37 per share of the Common Stock on the New York Stock Exchange on June 30, 2011.
As of February 17, 2012, there were outstanding 440,237,475 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Item	Description	Page

	Part I

1.	Business	5

1A.	Risk Factors	14

1B.	Unresolved Staff Comments	27

2.	Properties	27

3.	Legal Proceedings	28

4.	Mine Safety Disclosures	29

	Part II

5.	Market for The Hartford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30

6.	Selected Financial Data	32

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

7A.	Quantitative and Qualitative Disclosures About Market Risk	131

8.	Financial Statements and Supplementary Data	131

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	131

9A.	Controls and Procedures	131

9B.	Other Information	133

	Part III

10.	Directors, Executive Officers and Corporate Governance of The Hartford	133

11.	Executive Compensation	134

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134

13.	Certain Relationships and Related Transactions, and Director Independence	135

14.	Principal Accounting Fees and Services	135

	Part IV

15.	Exhibits, Financial Statement Schedules	135

	Signatures	II-1

	Exhibits Index	II-2

EX-10.04
EX-10.28
EX-12.01
EX-18.01
EX-21.01
EX-23.01
EX-24.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:
•
challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns, including the potential consequences associated with recent and further potential downgrades to the credit ratings of debt issued by the United States government, European sovereigns and other adverse developments on financial, commodity and credit markets and consumer spending and investment, including in respect of Europe, and the effect of these events on our returns in our life and property and casualty investment portfolios and our hedging costs associated with our variable annuities business;

•
the potential impact or consequences of our ongoing evaluation of the Company’s strategy and business portfolio, which may lead us to pursue one or more transactions or take other actions, including the discontinuance or placing in run-off of certain lines of business and/or the pursuit of strategic acquisitions, divestitures or restructurings, and the potential that any of the foregoing transactions or actions may not be achievable or that the benefits anticipated to be gained thereby may not be obtained;

•
the success of our initiatives relating to the realignment of our business, including the continuing realignment of our hedge program for our variable annuity business, and plans to improve the profitability and long-term growth prospects of our key divisions, including through opportunistic acquisitions or divestitures or other actions or initiatives, and the impact of regulatory or other constraints on our ability to complete these initiatives and deploy capital among our businesses as and when planned;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

•	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;
•	volatility in our earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of statutory surplus and cash flows;
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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;
•	losses due to nonperformance or defaults by others;
•	the potential for further acceleration of deferred policy acquisition cost amortization;
•	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;
•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;
•	the possibility of unfavorable loss development including with respect to long-tailed exposures;

•	the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims;

•	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses and cost and availability of reinsurance;
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
•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which, among other effects, has resulted in the establishment of a newly created Financial Services Oversight Council with the power to designate “systemically important” institutions, will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, and created a new “Federal Insurance Office” within the U.S. Department of the Treasury (“Treasury”);

•	unfavorable judicial or legislative developments;
•	the uncertain effects of emerging claim and coverage issues;
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

•
the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;

•	the risk that our framework for managing business risks may not be effective in mitigating material risk and loss to the Company;
•	the potential for difficulties arising from outsourcing relationships;
•	the impact of potential changes in federal or state tax laws, including changes affecting the availability of the separate account dividend received deduction;
•	the impact of potential changes in accounting principles and related financial reporting requirements;
•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and
•	other factors described in such forward-looking statements.
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
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is an insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of investment products and life, property, and casualty insurance to both individual and business customers in the United States of America. Also, The Hartford continues to administer business previously sold in Japan and the United Kingdom. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. At December 31, 2011, total assets and total stockholders’ equity of The Hartford were $304.1 billion and $22.9 billion, respectively.
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
The Company is currently focused on a customer-oriented strategy and organized around four divisions: Commercial Markets, Consumer Markets, Wealth Management and Runoff Operations. In the last two years, the Company announced the sales of certain businesses that are not core to its focus and strategy. The Company continues to evaluate its strategy and business portfolio with the goal of delivering shareholder value. As this review is ongoing and no decisions have yet been made, the following discussions of the Company’s business and any forward-looking statements contained herein assume a continuation of the Company’s current business focus and, as such, are subject to change based on any actions taken as a result of the Company’s ongoing review.
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
The Company maintains a retail mutual fund operation whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (collectively, “mutual funds”), consisting of 57 non-proprietary mutual funds, as of December 31, 2011. The Company charges fees to these mutual funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. In the fourth quarter of 2011, the Company entered into a preferred partnership agreement with Wellington Management Company, LLP (“Wellington Management”) and announced that Wellington Management will serve as the sole sub-advisor for The Hartford’s mutual funds, including equity and fixed income funds, pending a fund-by-fund review by The Hartford’s mutual funds board of directors. As of December 31, 2011, Wellington Management served as the sub-advisor for 29 of The Hartford’s non-proprietary mutual funds and has been the primary manager for the Company’s equity funds.
Reporting Segments
The Hartford is organized into four divisions: Commercial Markets, Consumer Markets, Wealth Management and Runoff Operations. In 2011, the Runoff Operations division was formed to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. As a result, the Company conducts business principally in nine reporting segments, and segment data for prior reporting periods has been adjusted accordingly. The Hartford includes in its Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities; banking operations; certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries; and certain purchase accounting adjustments and other charges not allocated to the reporting segments.
The following discussion describes the principal products and services, marketing and distribution, and competition of Commercial Markets, Consumer Markets and Wealth Management. For further discussion on the reporting segments, including financial disclosures on revenues by product, net income (loss), and assets for each reporting segment, see Note 3 of the Notes to Consolidated Financial Statements.

Commercial Markets
The Commercial Markets division is organized into two reporting segments; Property & Casualty Commercial and Group Benefits.
Principal Products and Services
Property & Casualty Commercial provides workers’ compensation, property, automobile, liability and umbrella coverages under several different products, primarily throughout the United States, within its standard commercial lines, which consists of The Hartford’s small commercial and middle market lines of business. Additionally, a variety of customized insurance products and risk management services including workers’ compensation, automobile, general liability, professional liability, fidelity, surety, livestock and specialty casualty coverages are offered to large companies through the segment’s specialty lines.
Standard commercial lines seeks to offer products with more coverage options and customized pricing based on the policyholder’s individualized risk characteristics. For small businesses, those businesses whose annual payroll is under $5 and whose revenue and property values are less than $15 each, coverages are bundled as part of a single multi-peril package policy marketed under the Spectrum name. Medium-sized businesses, companies whose payroll, revenue and property values exceed the small business definition, are served within middle market. The middle market line of business provides workers’ compensation, property, automobile, liability, umbrella and marine coverages. The sale of Spectrum business owners’ package policies and workers’ compensation policies accounts for the majority of the written premium in the standard commercial lines.
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
In addition to the products and services traditionally offered within each of its lines of business, Commercial Markets offers The Hartford Productivity Advantage (“THPA”), a single-company solution for leave management, integrating the insurer’s short- and long-term group disability and workers’ compensation insurance with its leave management administration services.
Marketing and Distribution
Standard commercial lines provide insurance products and services through the Company’s home office located in Hartford, Connecticut, and multiple domestic regional office locations and insurance centers. The products are marketed nationwide utilizing brokers and independent agents. The current pace of consolidation within the independent agent and broker distribution channel will likely continue such that, in the future a larger proportion of written premium will likely be concentrated among fewer agents and brokers. Additionally the Company offers insurance products to customers of payroll service providers through its relationships with major national payroll companies.
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
The Company is engaged in a nationwide joint sales initiative across standard commercial lines, specialty lines and Group Benefits, facilitating the marketing of both integrated and traditional products and services across commercial markets.

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
Written premium growth rates in the small commercial market have begun to rebound, while underwriting margins have been pressured by increases in loss costs, particularly in workers’ compensation, and higher catastrophes. A number of companies have sought to grow their business by increasing their underwriting appetite, appointing new agents and expanding business with existing agents. Also, carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts as small commercial business has generally been less price-sensitive.
Middle market business is characterized as “high touch” and involves case-by-case underwriting and pricing decisions. Compared to small commercial lines, the pricing of middle market accounts is prone to more significant variation or cyclicality over time, with more sensitivity to legislative and macro-economic forces. The economic downturn which began in 2008 has driven a reduction in average premium size as shrinking company payrolls, smaller auto fleets, and fewer business locations depress insurance exposures. Additionally, various state legislative reforms in recent years designed to control workers compensation indemnity costs have led to rate reductions in many states. These factors, characterized by highly competitive pricing on new business, have resulted in more new business opportunities in the marketplace as customers shop their policies for a better price. In the face of this competitive environment, The Hartford continues to maintain a disciplined underwriting approach. To gain a competitive advantage in this environment, carriers are improving automation with agents and brokers, increasing pricing sophistication, and enhancing their product offerings. These enhancements include industry specialization, with The Hartford and other national carriers tailoring products and services to specific industry verticals such as technology, health care and renewable energy.
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
For specialty casualty businesses, written pricing competition continues to be significant, particularly for the larger individual accounts. Carriers are protecting their in-force casualty business by initiating the renewal process well in advance of the policy renewal date, effectively preventing other carriers from quoting on the business and resulting in fewer new business opportunities within the marketplace. Within the national account business, as the market firms, more insureds may opt for loss-sensitive products in lieu of guaranteed cost policies.
Carriers writing professional liability business are increasingly focused on profitable private, middle market companies. This trend has continued as the downturn in the economy has led to a significant drop in the number of initial public offerings, and volatility for all public companies. Also, carriers’ new business opportunities in the marketplace for directors & officers and errors & omissions insurance have been significantly influenced by customer perceptions of financial strength, as investment portfolio losses have had a negative effect on the financial strength ratings of some insurers.
In the surety business, favorable underwriting results over the past couple of years have led to increased competition for market share, setting the stage for potential written price declines and less favorable terms and conditions. Driven by the upheaval in the credit markets, new private construction activity has declined dramatically, resulting in lower demand for contract surety business.
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
In the commercial marketplace, the weak economy has prompted carriers to offer differentiated products and services as a means of gaining a competitive advantage. In addition to the initiatives specific to each of The Hartford’s Commercial Markets’ lines of business noted above, the Company is leveraging its diverse product, service and distribution capabilities to deliver differentiated value in the market, while simultaneously increasing its ability to access to its own diverse customer base.

Consumer Markets
The Consumer Markets division constitutes the reporting segment.
Principal Products and Services
Consumer Markets provides standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP (“AARP Program”). The Hartford’s auto and homeowners products provide coverage options and customized pricing tailored to a customer’s individual risk. The Hartford has individual customer relationships with AARP Program policyholders and as a group these customers represent a significant portion of the total Consumer Markets’ business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.8 billion, $2.9 billion and $2.8 billion in 2011, 2010 and 2009, respectively. Consumer Markets also operates a member contact center for health insurance products offered through the AARP Health program, which is in place through 2018.
Marketing and Distribution
Consumer Markets reaches diverse customers through multiple distribution channels including direct sales to the consumer, brokers and independent agents. In direct sales to the consumer, the Company markets its products through a mix of media, including direct mail and ecommerce marketing, television and advertising, both digitally and in publications. Most of Consumer Markets’ direct sales to the consumer are associated with its exclusive licensing arrangement with AARP, which continues until January 1, 2020, to market automobile, homeowners and home-based business insurance products to AARP’s nearly 37 million members. This agreement provides Consumer Markets with an important competitive advantage given the number of “baby boomers” over age 50, many of whom become AARP members during this period.
Consumer Markets is focused on targeting specific customer groups and writing business through partnerships and affinities other than AARP. During 2011, the Company entered into affinity agreements with the American Kennel Club, Sierra Club and the National Wildlife Federation. In addition to selling product through its relationship with AARP and other affinities, beginning in 2012, the Company will market direct to the consumer within select underwriting markets, acquired through partnerships or list acquisitions, and to consumers in geographies where it is especially competitive.
The agency channel provides customized products and services to customers through a network of independent agents in the standard personal lines market. These independent agents are not employees of The Hartford. An important strategic objective of the Company is to develop common products and processes for all of its personal lines business regardless of the distribution channel. During 2011, the Company substantially completed the rollout of its Open Road Advantage product and, as of December 31, 2011, this product was available in 44 states across the Company’s distribution channels, including direct and through independent agents. In addition, as of December 31, 2011, the Hartford Home Advantage product was available in 38 states across similar distribution channels as the Open Road Advantage product.
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
Carriers that distribute products mainly through agents compete by offering agents commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier carriers are offering on-line and self service capabilities to agents and consumers. More agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools has further increased price competition. Carriers with more efficient cost structures will have an advantage in competing for new business through price. The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. Some companies, including The Hartford, have written a greater percentage of their new business in preferred market segments which tend to have better loss experience but also lower average premiums. In addition, a number of companies have invested in telematics — the use of devices in insured vehicles to transmit information about driving behavior such as miles driven, speed, acceleration, deceleration — and are using that information to price the risk. Companies that are the first to introduce telematics may enjoy a competitive advantage through favorable risk selection.

Wealth Management
The Wealth Management division consists of the following reporting segments: Individual Annuity, Individual Life, Retirement Plans and Mutual Funds. Wealth Management provides investment products for over 7 million customers and life insurance for approximately 711,000 customers.
In the fourth quarter of 2011, the Company announced that Wellington Management Company, LLP (“Wellington Management”) will serve as the sole sub-advisor for The Hartford’s non-proprietary mutual funds, including equity and fixed income funds, pending a fund-by-fund review by The Hartford’s mutual funds board of directors. As of December 31, 2011, Wellington Management served as the sub-advisor for 29 of The Hartford’s non-proprietary mutual funds and has been the primary manager for the Company’s equity funds.
As part of the Company’s strategic decision to focus on its U.S. businesses, the Company suspended all new sales in its Japan and European operations in the second quarter of 2009 and divested its Brazil joint venture, Canadian mutual fund business and its offshore insurance business in 2010. Runoff businesses, including International Annuity, Institutional Annuity and the Private Placement Life Insurance business, previously reported as part of Wealth Management are now included in the Life Other Operations segment of the Runoff Operations division formed in 2011.
Principal Products and Services
Individual Annuity offers individual variable, fixed market value adjusted (“fixed MVA”), fixed index and single premium immediate annuities in the U.S.
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
Marketing and Distribution
Individual Annuity’s distribution network includes national and regional broker-dealer organizations, banks and other financial institutions and independent financial advisors. The Company periodically negotiates provisions and terms of its relationships with unaffiliated parties. The Company’s primary wholesaler of its individual annuities is Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”) which are indirect wholly-owned subsidiaries of Hartford Life, Inc. HLD provides sales support to registered representatives, financial planners and broker-dealers at brokerage firms and banks across the United States.
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
Mutual Fund sales professionals are segmented into two teams; a retail team and an institutional team. The retail team distributes The Hartford’s open-end funds and markets 529 college savings plans to national and regional broker-dealer organizations, banks and other financial institutions, independent financial advisors and registered investment advisors. The institutional team distributes The Hartford’s funds to professional buyers, such as broker-dealers, consultants, record keepers, and bank trust groups.
Competition
Individual Annuity competes with other life insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors, asset managers, and other financial intermediaries marketing annuities, mutual funds and other retirement-oriented products. Product sales are affected by competitive factors such as investment performance ratings, product design, visibility in the marketplace, financial strength ratings, distribution capabilities, levels of charges and credited rates, reputation and customer service. Individual Annuity’s annuity deposits continue to decline due to competitive activity and the Company’s product and risk decisions. Many competitors have responded to the equity market volatility by increasing the price of their living benefit products and changing the level of the guarantee offered. Management believes that the most significant industry de-risking changes have occurred. In 2011, the Company continued to enhance its variable annuity product designed to meet customers future income needs while abiding by the risk tolerances of the Company.
Individual Life competes with other life insurance companies in the United States, as well as other financial intermediaries marketing insurance products. Product sales are affected primarily by the availability and price of reinsurance, volatility in the equity markets, breadth and quality of life insurance products being offered, pricing, relationships with third-party distributors, effectiveness of wholesaling support, and the quality of underwriting and customer service. The individual life industry continues to see a distribution shift away from the traditional life insurance sales agents to the consultative financial advisor as the place people go to buy their life insurance. Individual Life’s regional sales office system is a differentiator in the market and allows it to compete effectively across multiple distribution outlets.

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
Reserves
The Hartford establishes and carries as liabilities reserves for its insurance products to estimate for the following:
•	a liability for unpaid losses, including those that have been incurred but not yet reported, as well as estimates of all expenses associated with processing and settling these claims;
•	a liability equal to the balance that accrues to the benefit of the life insurance policyholder as of the consolidated financial statement date, otherwise known as the account value;
•	a liability for future policy benefits, representing the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums;
•	fair value reserves for living benefits embedded derivative guarantees; and
•	death and living benefit reserves which are computed based on a percentage of revenues less actual claim costs.
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
Reinsurance
The Hartford cedes insurance to affiliated and unaffiliated insurers for both its property and casualty and life insurance products. Such arrangements do not relieve The Hartford of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to The Hartford.
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
For life insurance products, The Hartford is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2011, 2010 and 2009, the Company’s policy for the largest amount of life insurance retained on any one life by any one of its operations was $10. For the years ended December 31, 2011, 2010 and 2009, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders, Hartford Life Insurance K.K.’s (“HLIKK”), an indirect wholly owned subsidiary, variable annuity contract and rider benefits, and Hartford Life Limited Ireland’s (“HLL”), an indirect wholly owned subsidiary, GMDB and GMWB annuity contract and rider benefits.
For further discussion on reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management. Additional discussion may be found in the Company’s accounting policies for reinsurance within Note 6 of the Notes to Consolidated Financial Statements.
Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset and credit issuer allocation limits, maximum portfolio limits for below investment grade holdings and foreign currency exposure limits. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management — Credit Risk.
In addition to managing the general account assets of the Company, HIMCO is also a SEC registered investment adviser for third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active portfolio management within a disciplined risk framework that seeks to provide value added returns versus peers and benchmarks. As of December 31, 2011 and 2010, the fair value of HIMCO’s total assets under management was approximately $165.0 billion and $159.7 billion, respectively, of which $7.1 billion and $8.7 billion, respectively, were held in HIMCO managed third party accounts.

Enterprise Risk Management
The Company has an enterprise risk management function (“ERM”) that is charged with providing analysis of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances. ERM plays an integral role at The Hartford by fostering a strong risk management culture and discipline. The mission of ERM is to support the Company in achieving its strategic priorities by:
•	Providing a comprehensive view of the risks facing the Company, including risk concentrations and correlations;
•
Helping management define the Company’s overall capacity and appetite for risk by evaluating the risk return profile of the business relative to the Company’s strategic intent and financial underpinning;

•	Assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with the Company’s overall risk philosophy;
•	Communicating and monitoring the firm’s risk exposures relative to set limits and recommending, or implementing as appropriate, mitigating strategies; and
•	Providing valuable insight to assist leaders in growing the businesses and achieving optimal risk-adjusted returns within established guidelines.
Enterprise Risk Management Structure and Governance
At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for oversight of all financial risk exposures facing the Company, and all risks that do not fall within the oversight responsibility of any other standing committee. The Audit Committee is responsible for discussing with management risk assessment policies and overseeing enterprise operational risk.
At the corporate level, the Company’s Enterprise Chief Risk Officer (“ECRO” or “Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to the Company’s Chief Executive Officer (“CEO”). Reporting to the ECRO are the Chief Insurance Risk Officer (“CIRO”), Chief Operational Risk Officer (“CORO”), and the Chief Market Risk Officer (“CMRO”). The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company’s CEO, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, the divisional Presidents and the General Counsel. The ERCC is responsible for managing the Company’s risks and overseeing the enterprise risk management program. The ERCC reports to the Board primarily through FIRMCo and through interactions with the Audit Committee.
The Company also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, the Company and Division Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, and Operational Risk Committee (“ORC”).
Risk Management Framework
At the Company, risk is managed at multiple levels. The first line of risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for taking and managing risks specific to their business objectives and business environment. In many cases, the second line of risk management is the principal responsibility of ERM. ERM has the responsibility to ensure the Company has insight into its aggregate risk and that risks are managed within the Company’s overall risk tolerance. Internal Audit forms the third line of risk management by helping assess and ensure that risk controls are present and effective.
The Company’s Risk Management Framework consists of four core elements:
1.
Risk Culture and Governance: The Company has established policies for its major risks and a formal governance structure with leadership oversight and an assignment of accountability and authority. The governance structure starts at the Board and cascades to a central executive risk management committee and then to individual risk committees across the Company. In addition, the Company promotes a strong risk management culture and high expectations around ethical behavior.

2.
Risk Identification and Assessment: Through its ERM organization, the Company has developed processes for the identification, assessment, and, when appropriate, response to internal and external risks to the Company’s operations and business objectives. Risk identification and prioritization has been established within each area, including processes around emerging risks.

3.
Risk Appetite and Limits: The Company has a formal risk appetite statement that is approved by the Company’s ERCC and reviewed by the Board. Based on its risk appetite, the Company has implemented stated risk tolerances and an associated limit structure for each of its major insurance and financial risks. These formal limits are encapsulated in formal risk policies that are reviewed at least annually by the ERCC.

4.
Risk Monitoring, Controls and Communication: The Company monitors its major risks at the enterprise level through a number of enterprise reports, including but not limited to, a monthly risk dashboard, tracking the return on risk-capital across products, and regular stress testing. ERM communicates the Company’s risk exposures to senior and executive management and the Board, and reviews key business performance metrics, risk indicators, audit reports, risk/control self assessments and risk event data.

Risk Exposures and Quantification
The Company quantifies its enterprise insurance and financial risk exposures using multiple lenses including statutory, economic and, where appropriate, U.S. GAAP. ERM leverages various modeling techniques and metrics to provide a view of the Company’s risk exposure in both normal and stressed environments. ERM regularly monitors the Company’s risk exposure as compared to defined statutory limits and provides regular reporting to the ERCC.
In order to quantify group capital levels, risk correlations and concentrations, and the potential benefits of risk diversification at an enterprise level, the Company performs stress testing and scenario analysis. The Company uses its Economic Capital Model (“ECM”) to quantify the value of risk management across the business lines and to advance its risk-based decision-making and optimization across risk and business. The Company also uses the ECM to inform the attribution of risk capital to each line of business. ERM supports the attribution of risk capital by line of business and the analysis of returns on risk capital in conjunction with the Chief Financial Officer.
The Company categorizes its main risks as follows in order to achieve a consistent and disciplined approach to quantifying, evaluating, and managing risk:
•	Insurance Risk
•	Operational Risk
•	Financial Risk
•	Business Risk
Insurance Risk
The Company defines insurance risk as its exposure to loss due to property, liability, mortality, morbidity, disability, longevity and other perils and risks covered under its policies, including adverse development on loss reserves supporting its products and geographic accumulations of loss over time due to property or casualty catastrophes.
Operational Risk
The Company defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.
Financial Risk
Financial risk is broadly defined by the Company to include liquidity, interest rate, equity, foreign exchange, and credit risks, all of which have the potential to materially impact the Company’s financial condition. Financial risk also includes exposure to events that may cause correlated movement in the above risk factors.
Business Risk
The Company manages its business risk at all levels of the organization. The Company categorizes its business risk as strategic risk and management risk. Strategic risk is defined as the risk to the defined company objectives from adverse developments in the Company’s strategy vis-à-vis changing market conditions and competitor actions. Management risk is defined as the risk to defined company objectives from the ineffective or inefficient execution of the Company’s strategic and business decisions. Enterprise strategic and management risks are assessed through strategic, business and operating plan reviews, as well as through management self-assessment processes and benchmarking.
For further discussion on risk management, see Part II, Item 7, MD&A — Enterprise Risk Management.
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

Certain of the Company’s life insurance subsidiaries sell variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act”) and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is also registered as an investment company under the 1940 Act (“Underlying Funds”). The Company offers these Underlying Funds and retail mutual funds that are registered with and regulated by the SEC.
In addition, other subsidiaries of the Company are involved in the offering, selling and distribution of the Company’s variable insurance products, Underlying Funds and retail mutual funds as broker dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or in, some instances, state securities administrators. Other entities operate as investment advisers registered with the SEC under the Investment Advisers Act of 1940 and are registered as investment advisers under certain state laws, as applicable. One subsidiary is an investment company registered under the 1940 Act. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.
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
In addition, as described under “Legislative Developments,” we are subject to a number of Dodd-Frank Act provisions. Failure to comply with federal and state laws and regulations may result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.
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
Employees
The Hartford has approximately 24,400 employees as of December 31, 2011.
Available Information
The Hartford makes available, free of charge, on or through its Internet website (http://www.thehartford.com) The Hartford’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after The Hartford electronically files such material with, or furnishes it to, the SEC. None of the information made available on The Hartford’s Internet website shall be deemed to be incorporated by reference herein. Information filed or furnished to the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website (http://sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, results of operations, or liquidity of The Hartford and could also cause the trading price of our securities, including our common stock and other equity-related securities, to experience significant fluctuations and volatility. The Hartford may also be subject to other general risks that are not specifically enumerated. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the Securities and Exchange Commission (“SEC”). The following risk factors are not necessarily listed in order of importance.
Our operating environment remains subject to uncertainty about the timing and strength of an economic recovery. The steps we have taken to realign our businesses and strengthen our capital position may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment, which could adversely affect our business and results of operations.
The decline of certain global economies, including Europe, and the possible contagion effect, cast uncertainty regarding the timing and strength of an economic recovery, which negatively affected our operating environment in 2011. Continued high unemployment, lower family income, lower business investment and lower consumer spending in most geographic markets we serve have adversely affected the demand for financial and insurance products, as well as their profitability in some cases. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and effects of interest rates and foreign currency, and we expect that market conditions will put pressure on returns in our life and property and casualty investment portfolios and that our hedging costs (in particular with respect to our variable annuities businesses) will remain higher than historical levels. If global economies continue to decline, economic conditions do not broadly improve and real estate valuations do not stabilize and over time increase, we would expect to experience additional realized and unrealized investment losses, particularly in the real estate and financial services sectors. Negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.
The steps we have taken to realign our businesses and strengthen our capital position may not be adequate if economic conditions do not continue to improve in line with our forecasts. These steps include ongoing initiatives, particularly the execution risk relating to the continued repositioning of our investment portfolios and the continuing refinement of our hedge programs for our variable annuity businesses. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness and the capital position of the Company.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program to protect economic value, while being mindful of statutory surplus, may result in greater earnings volatility under generally accepted accounting principles in the U.S. (“U.S. GAAP”). We could be required to consider actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur charges or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distribution for our products. Additionally, if there was concern over the Company’s capital position that creates an anticipation of the Company issuing additional common stock or equity linked instruments, trading prices for our common stock could decline.

As a result of our ongoing evaluation of the Company’s strategy and business portfolio, we may pursue one or more transactions or take other actions, which may include discontinuance or placing in run-off certain lines of business and/or pursuing strategic acquisitions, divestitures or restructurings, any of which could subject the Company to a number of challenges, uncertainties and risks or negatively impact our business, financial condition, results of operations or liquidity.
As previously announced, we are evaluating our strategy and business portfolio with the goal of delivering greater shareholder value. In particular, we noted that while we recognize there are potential benefits to a separation of our P&C and life companies, there are challenges to successfully executing such a separation.
As a result of these or other evaluations of the Company’s strategy and business portfolio, we may pursue one or more transactions or take other actions, which may include discontinuing or placing in run-off certain lines of business and/or pursuing strategic acquisitions, divestitures or restructurings. Because these transactions involve a number of challenges, uncertainties and risks, we may not be able to consummate any such transaction or, if concluded, achieve some or all of the benefits, including in respect of shareholder value, that we expect to derive from it. Pursuit of these initiatives may also, among other things, divert management’s attention and resources or result in a loss of employees or clients, surrenders, withdrawals, contract terminations or potential adverse capital or tax impacts. Completion of certain divestitures or restructurings might require consents under the covenants of our indentures (including in respect of allocation of our indebtedness), might require actions to satisfy certain rating agency criteria and could result in our retaining insurance or reinsurance obligations or result in recognition of other contingent liabilities (including in respect of intercompany guarantees). Any such transactions could also involve related financing transactions, including the issuance of equity or equity-related securities that could have a dilutive effect on our shareholders. In addition, the completion of an acquisition may require use of our capital and may involve difficulty integrating acquired businesses into our existing operations. Moreover, completion of an acquisition, divestiture or restructuring may require regulatory approvals or other third-party approvals (including the consents noted above), and these may not be able to be obtained or may involve significant additional cost, time, regulatory capital commitments and other regulatory conditions and obligations. Any such transactions may also be subject to additional significant execution risks, costs and delays. As a result of any of the foregoing, our business, financial condition, results of operations and liquidity could be negatively impacted.
We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates and global real estate market deterioration that may have a material adverse effect on our business, financial condition, results of operations, and liquidity.
One important exposure to equity risk relates to the potential for lower earnings associated with certain of our businesses in Wealth Management and Runoff Operations, such as U.S. and international variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Such a decline would also place greater stress on the variable annuities businesses, which requires significant allocated capital due to rating agencies and regulatory requirements, including with respect to stress scenarios. Furthermore, certain of our products offer guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets continue to decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products. We are also exposed to interest rate and equity risk based upon the discount rate and expected long-term rate of return assumptions associated with our pension and other post-retirement benefit obligations. Prolonged low interest rates or market returns are likely to have a negative effect on the funded status of these plans.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain of our Wealth Management businesses might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Although our products have features such as surrender charges, market-value adjustments and put options on certain retirement plans, we are subject to disintermediation risk. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. In a declining rate environment, due to the long-term nature of the liabilities associated with certain of our life businesses, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject us to reinvestment risks, increased hedging costs, spread compression and capital volatility. Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and increases in the net unrealized loss position of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company’s net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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
Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the Japan and U.K. variable annuities. The strengthening of the yen compared with other currencies will substantially increase our exposure to pay yen-denominated obligations. In addition, our foreign currency exchange risk relates to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, and our yen-denominated individual fixed annuity product. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated annuity products. A strengthening of the U.S. dollar compared to foreign currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Significant deterioration in the real estate market in the recent past has adversely affected our business and results of operations. Further deterioration in the real estate market, including increases in property vacancy rates, delinquencies and foreclosures, could have a negative impact on property values and sources of refinancing resulting in reduced market liquidity and higher risk premiums. This could result in impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar, or global real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our business, financial condition, results of operations and liquidity.
The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our business, financial condition, results of operations and liquidity. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated rather than diversified.
Our adjustment of our risk management program relating to products we offer with guaranteed benefits to emphasize protection of statutory surplus and cash flows will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income in periods of rising equity market pricing levels.
Some of the products offered by our Wealth Management businesses and previously offered by our Life Other Operations business, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) offered with variable annuity products. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions starting in the fourth quarter of 2008, we have adjusted our risk management program to place greater relative emphasis on the protection of statutory surplus and cash flows. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income in periods of rising equity market pricing levels, lower interest rates, rises in volatility and weakening of the yen against other currencies. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.

The amount of statutory capital that we have, and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements, can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, interest rate and foreign currency conditions, changes in policyholder behavior and changes in rating agency models.
We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on RBC formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. The RBC formula for property and casualty companies adjusts statutory surplus levels for certain underwriting, asset, credit and off-balance sheet risks. Our international operations are subject to regulation in the relevant jurisdiction in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase. This may be offset, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could also increase, lowering RBC ratios. For example, while our property and casualty companies are expected to generate statutory surplus in 2012, our life companies’ statutory surplus is expected to be flat to negative in 2012, as compared to 2011, primarily due to high variable annuity hedge losses compared to fees earned and a depression on statutory earnings in other life businesses due largely to continued low interest rates and high loss cost trends in Group Benefits. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, financial condition, results of operations and liquidity.

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
During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.
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

Losses due to nonperformance or defaults by others, including issuers of investment securities (which include structured securities such as commercial mortgage backed securities and residential mortgage backed securities, European private and sovereign issuers, or other high yielding bonds) mortgage loans or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention or other reasons. Such defaults could have a material adverse effect on our business, financial condition, results of operations and liquidity. Additionally, the underlying assets supporting our structured securities or loans may deteriorate causing these securities or loans to incur losses.
Our investment portfolio includes securities backed by real estate assets the value of which have been adversely impacted by the recent recessionary period, high unemployment rates and the associated property value declines, ultimately resulting in a reduction in expected future cash flows for certain securities. The Company also has exposure to European based issuers of securities and providers of reinsurance, as well as indirect European exposure resulting from the variable annuity products that it has sold in Japan and the United Kingdom. Further details of the European private and sovereign issuers held within the investment portfolio and indirect variable annuity exposures can be found in Part II, Item 7, MD&A — Enterprise Risk Management — Investment Portfolio Risks and Risk Management. The Company’s European based reinsurance arrangements are further described in Part II, Item 7, MD&A — Enterprise Risk Management — Investment Portfolio Risks and Risk Management — European Exposure.
Further property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A — Enterprise Risk Management — Other-Than-Temporary Impairments, a worsening of general economic conditions, including the European financial crisis, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, the Company’s credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.
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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on realized capital losses, then a valuation allowance will be established with a corresponding charge to net income. Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition. As previously announced, we are evaluating our strategy and business portfolios with the goal of delivering greater shareholder value. Certain strategic transactions may adversely affect our ability to realize our deferred tax assets.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 is also limited. Accordingly, the effects of a terrorist attack in the geographic areas we serve may result in claims and related losses for which we do not have adequate reinsurance. This would likely cause us to increase our reserves, adversely affect our results during the period or periods affected and, could adversely affect our business, financial condition, results of operations and liquidity. Further, the continued threat of terrorism and the occurrence of terrorist attacks, as well as heightened security measures and military action in response to these threats and attacks or other geopolitical or military crises, may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. These consequences could have an adverse effect on the value of the assets in our investment portfolio as well as those in our separate accounts. The continued threat of terrorism also could result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our business, financial condition, results of operations and liquidity may be materially adversely affected by unfavorable loss development.
Our success, in part, depends upon our ability to accurately assess the risks associated with the businesses that we insure. We establish loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that losses and related loss expenses are emerging unfavorably to our initial expectations, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on the severity and timing of any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations and liquidity.

It is difficult for us to predict our potential exposure for asbestos and environmental claims, and our ultimate liability may exceed our currently recorded reserves, which may have a material adverse effect on our business, financial condition, results of operations and liquidity.
We continue to receive asbestos and environmental claims. Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims. For some asbestos and environmental claims, we believe that the actuarial tools and other techniques we employ to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for our asbestos and environmental exposures. Accordingly, the degree of variability of reserve estimates for these longer-tailed exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims, the ultimate liabilities may exceed the currently recorded reserves. Increases in reserves would be recognized as an expense during the periods in which these determinations are made, thereby adversely affecting our results of operations for the related periods. Any such additional liability cannot be reasonably estimated now, but could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our business, financial condition, results of operations and liquidity.
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, fires, tornadoes, explosions, pandemics and other natural or man-made disasters. The geographic distribution of our business subjects us to catastrophe exposure for natural events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, tornadoes in the Midwest and Southeast, and earthquakes in California and the New Madrid region of the United States. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. Starting in 2004 and 2005, third-party catastrophe loss models for hurricane loss events have incorporated medium-term forecasts of increased hurricane frequency and severity — reflecting the potential influence of multi-decadal climate patterns within the Atlantic. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the severity of certain natural catastrophe losses across various geographic regions. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes such as hurricanes. Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. Our operations are also exposed to risk of loss from catastrophes associated with pandemics and other events that could significantly increase our mortality and morbidity exposures. Policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations and liquidity. To the extent that loss experience unfolds or models improve, we will seek to reflect any increased risk in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or pricing of our products or result in additional risk-shifting to the insurance industry.
We may incur losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the losses that may arise from catastrophes, or other events that can cause unfavorable results of operations, through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers’ credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our results of operations. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop other alternatives to reinsurance.

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
We may experience difficulty in marketing, distributing and providing investment advisory services in relation to our products through current and future distribution channels and advisory firms.
We distribute our annuity, life, property and casualty insurance products and mutual funds through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through or in connection with individual third-party arrangements. For example, we market our Consumer Markets products in part through an exclusive licensing arrangement with AARP that continues through January 2020. Our ability to distribute products through affinity partners may be adversely impacted by membership levels and the pace of membership growth. In addition, we work with a number of key investment advisers in managing our products and mutual funds. In December 2011, for example, we entered into a 5-year agreement with Wellington Management Company as the preferred sub-advisor for The Hartford Mutual Funds. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties, including potentially as a result of a strategic transaction, could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our business, financial condition, results of operations and liquidity.
Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, The Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the New York Stock Exchange and the Financial Industry Regulatory Authority are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. The Dodd-Frank Act may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
Certain provisions of the Dodd-Frank Act will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: a new “Federal Insurance Office” within Treasury; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC released a second notice of proposed rulemaking setting forth the process they propose to follow when designating systemically important nonbank financial companies in October 2011, but has not yet released a final rule or indicated when the FSOC will begin designating systemically important nonbank financial companies.

If we are designated as a systemically important institution, we could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. We may also be restricted from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. The Federal Reserve issued a proposed rule in December 2011 that would apply capital and liquidity requirements, single-counterparty credit limits, and stress testing and risk management requirements to systemically important institutions, and subject such institutions to an early remediation regime based on these requirements. The Federal Reserve has noted that they may tailor the application of the proposed rule to the particular attributes of systemically important nonbank financial companies. If The Hartford were to be designated as systemically important by the FSOC, these requirements could apply to The Hartford. However, it is not yet clear how or to what extent these requirements would be applied to systemically important nonbank financial companies.
We may experience unfavorable judicial or legislative developments involving claim litigation that could have a material adverse effect on our business, financial condition, results of operations and liquidity.
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. The Company is also involved in legal actions that do not arise in the ordinary course of business, some of which assert claims for substantial amounts. Pervasive or significant changes in the judicial environment relating to matters such as trends in the size of jury awards, developments in the law relating to the liability of insurers or tort defendants, and rulings concerning the availability or amount of certain types of damages could cause our ultimate liabilities to change from our current expectations. Changes in federal or state tort litigation laws or other applicable law could have a similar effect. It is not possible to predict changes in the judicial and legislative environment and their impact on the future development of the adequacy of our loss reserves, particularly reserves for longer-tailed lines of business, including asbestos and environmental reserves, and how those changes might adversely affect our ability to price our products appropriately. Our business, financial condition, results of operations and liquidity could also be adversely affected if judicial or legislative developments cause our ultimate liabilities to increase from current expectations.
Our business, financial condition, results of operations and liquidity may be adversely affected by the emergence of unexpected and unintended claim and coverage issues.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations and liquidity at the time it becomes known.
Potential changes in domestic and foreign regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	protecting privacy;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	approving acquisitions, divestitures and similar transactions;

•	restricting the payment of dividends to the parent company and other transactions between affiliates;

•	establishing assessments and surcharges for guaranty funds, second-injury funds and other mandatory pooling arrangements;

•	requiring insurers to dividend any excess profits to policy holders; and

•	regulating the types, amounts and valuation of investments.

Because these laws and regulations are complex and sometimes inexact, there is also a risk that any particular regulator’s or enforcement authority’s interpretation of a legal, accounting, or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. For example, certain of our domestic life insurance subsidiaries use the NAIC’s Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as Regulation XXX, in setting statutory reserves for term life insurance policies with long-term premium guarantees and universal life policies with secondary guarantees. In addition, Actuarial Guideline 38 (“AG38” or “AXXX”) clarifies the application of Regulation XXX with respect to universal life insurance policies with secondary guarantees, i.e., a guaranteed death benefit for a specified period of time, often for life. Virtually all of our in force universal life insurance products are now affected by Regulation XXX and AXXX. The application of these regulations and guidelines by insurers involves interpretations and judgments that may not be consistent with the opinion of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs. Moreover, it is possible that the reinsurance and capital management actions we have taken to mitigate the impact of Regulation XXX and AXXX on our universal life insurance business may face regulatory, rating agency or other challenges. Furthermore, we may be unable to continue to implement actions to mitigate the impact of these regulations on future sales of term life insurance and universal life policies, resulting in lower returns on such products than we currently anticipate or reduce our sales of these products.
Furthermore, our international operations are subject to regulation in the relevant jurisdictions in which they operate (primarily the Japan Financial Services Agency and the United Kingdom Financial Services Authority), which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses.
These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor, “The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), could have a material adverse impact on our business, financial condition, results of operations and liquidity.”
Our ability to declare and pay dividends is subject to limitations.
The payment of future dividends on our capital stock is subject to the discretion of our board of directors, which considers, among other factors, our operating results, overall financial condition, credit-risk considerations and capital requirements, as well as general business and market conditions.
Moreover, as a holding company that is separate and distinct from our insurance subsidiaries, we have no significant business operations of our own. Therefore, we rely on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. These obligations include payments on our debt securities and the payment of dividends on our capital stock. The Connecticut insurance holding company laws limit the payment of dividends by Connecticut-domiciled insurers. In addition, these laws require notice to and approval by the state insurance commissioner for the declaration or payment by those subsidiaries of any dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of:
•	10% of the insurer’s policyholder surplus as of December 31 of the preceding year, or
•	net income, or net gain from operations if the subsidiary is a life insurance company, for the previous calendar year, in each case determined under statutory insurance accounting principles.
In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner.
The insurance holding company laws of the other jurisdictions in which our insurance subsidiaries are incorporated, or deemed commercially domiciled, generally contain similar, and in some instances more restrictive, limitations on the payment of dividends. Dividends paid to us by our insurance subsidiaries are further dependent on their cash requirements. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A — Capital Resources & Liquidity.
Our rights to participate in any distribution of the assets of any of our subsidiaries, for example, upon their liquidation or reorganization, and the ability of holders of our common stock to benefit indirectly from a distribution, are subject to the prior claims of creditors of the applicable subsidiary, except to the extent that we may be a creditor of that subsidiary. Claims on these subsidiaries by persons other than us include, as of December, 2011, claims by policyholders for benefits payable amounting to $117.1 billion, claims by separate account holders of $143.9 billion, and other liabilities including claims of trade creditors, claims from guaranty associations and claims from holders of debt obligations, amounting to $13.0 billion.
Holders of our capital stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of December 31, 2011, there were 575,000 shares of our Series F Preferred Stock issued and outstanding. Under the terms of the Series F Preferred Stock, our ability to declare and pay dividends on or repurchase our common stock will be subject to restrictions in the event we fail to declare and pay (or set aside for payment) full dividends on the Series F Preferred Stock.

The terms of our outstanding junior subordinated debt securities also prohibit us from declaring or paying any dividends or distributions on our capital stock or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.
As a property and casualty insurer, the premium rates we are able to charge and the profits we are able to obtain are affected by the actions of state insurance departments that regulate our business, the cyclical nature of the business in which we compete and our ability to adequately price the risks we underwrite, which may have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
State insurance departments that regulate us often propose premium rate changes for the benefit of the consumer at the expense of the insurer and may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans, or to offer coverage to all consumers and often restrict an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to unacceptable returns on equity. The laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state’s insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Additionally, the property and casualty insurance market is historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards and relatively high premium rates. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or when the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. In all of our property and casualty insurance product lines and states, there is a risk that the premium we charge may ultimately prove to be inadequate as reported losses emerge. In addition, there is a risk that regulatory constraints, price competition or incorrect pricing assumptions could prevent us from achieving targeted returns. Inadequate pricing could have a material adverse effect on our results of operations.
If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.
We use computer systems to process, store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, conducting our financial reporting and analysis, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios and hedging programs. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a blackout, a terrorist attack or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Moreover, our systems may be subject to a computer virus or other malicious code, unauthorized access, a cyber-attack or other computer related violation. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.
In addition, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential, we may be unable to utilize such capabilities in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information. Furthermore, certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union, Japan or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others. A misuse or mishandling of confidential or proprietary information being sent to or received from an employee or third party could result in legal liability, regulatory action and reputational harm.

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.
Our framework for managing business risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of business risks can fail for a number of reasons, including design failure, systems failure, failures to perform, cyber security attacks or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.
If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised.
We outsource certain technology and business functions to third parties and expect to do so selectively in the future. If we do not effectively develop and implement our outsourcing strategy, third-party providers do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operation and liquidity.”
Potential changes in federal or state tax laws, including changes impacting the availability of the separate account dividend received deduction, could adversely affect our business, financial condition, results of operations and liquidity.
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
Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, on February 13, 2012, the Obama Administration released its “FY 2013, Budget of the United States Government” that includes proposals which, if enacted, would adversely affect the Company’s sale of variable annuities and variable life products and its profits on corporate owned life insurance policies. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders including, but not limited to, those mentioned above. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in materially lower product sales, lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.
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
As of December 31, 2011, The Hartford owned building space of approximately 2.9 million square feet, of which approximately 2.6 million square feet comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2011, The Hartford leased approximately 3.2 million square feet, throughout the United States of America, and approximately 68 thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all nine reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business of The Hartford — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Apart from the inherent difficulty of predicting litigation outcomes, particularly those that will be decided by a jury, the matters specifically identified below purport to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories and damages models. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. Most are in the earliest stages of litigation, with few or no substantive legal decisions by the court defining the scope of the claims, the class (if any), or the potentially available damages. In many, the Company has not yet answered the complaint or asserted its defenses, and fact discovery is still in progress or has not yet begun. Accordingly, unless otherwise specified below, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of these matters.
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The settlement was preliminarily approved by the court in June 2011, and is contingent upon final court approval.

Investment and Savings Plan ERISA and Shareholder Securities Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. In February 2011, the parties reached an agreement in principle to settle on a class basis for an immaterial amount. The settlement was preliminarily approved by the court in January 2012, and is contingent upon final court approval.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against HIFSCO in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions were assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who was sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between HIFSCO and the Hartford mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received. In addition, plaintiffs in the New Jersey action seek recovery of lost earnings. HIFSCO moved to dismiss both actions and, in September 2011, the motions to dismiss were granted in part and denied in part, with leave to amend the complaints. In November 2011, a stipulation of voluntary dismissal was filed in the Delaware action and plaintiffs in the New Jersey action filed an amended complaint on behalf of six Hartford mutual funds, seeking the same relief as in their original complaint. HIFSCO disputes the allegations and has filed a partial motion to dismiss.
Asbestos and Environmental Claims — As discussed in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves, Net of Reinsurance — Reserving for Asbestos and Environmental Claims within Property & Casualty Other Operations, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR THE HARTFORD’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Hartford’s common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIG”.
The following table presents the high and low closing prices for the common stock of The Hartford on the NYSE for the periods indicated, and the quarterly dividends declared per share.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2011
Common Stock Price
High	$30.80	$28.97	$27.05	$20.27
Low	$24.75	$23.81	$15.82	$14.92
Dividends Declared	$0.10	$0.10	$0.10	$0.10
2010
Common Stock Price
High	$28.58	$29.64	$24.12	$27.43
Low	$22.34	$22.13	$19.09	$22.26
Dividends Declared	$0.05	$0.05	$0.05	$0.05
On February 23, 2012, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on April 2, 2012 to common shareholders of record as of March 5, 2012.
As of February 17, 2012, the Company had approximately 269,700 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 17, 2012 was $21.65.
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
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2011:

					Approximate Dollar
				Total Number of	Value of Shares that
				Shares Purchased	May Yet Be
			Average	as Part of Publicly	Purchased Under
	Total Number of		Price Paid	Announced Plans	the Plans or
Period	Shares Purchased		Per Share	or Programs	Programs
					(in millions)
October 1, 2011 – October 31, 2011	8,014	[1]	$18.36	—	$500
November 1, 2011 – November 30, 2011	12,649	[1]	$19.25	—	$500
December 1, 2011 – December 31, 2011	3,226,945		$15.93	3,225,000	$449

Total	3,247,608		$15.95	3,225,000	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
On July 27, 2011 the Company’s Board of Directors authorized a $500 stock repurchase program. The Company’s repurchase authorization, which expires on August 5, 2014, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Hartford has repurchased $94 of its common stock under this program through February 17, 2012.

Total Return to Shareholders
The following tables present The Hartford’s annual percentage return and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the Years Ended
Company/Index	2007	2008	2009	2010	2011
The Hartford Financial Services Group, Inc.	(4.55%)	(79.99%)	43.91%	14.89%	(37.55%)
S&P 500 Index	5.49%	(37.00%)	26.46%	15.06%	2.11%
S&P Insurance Composite Index	(6.31%)	(58.14%)	13.90%	15.80%	(8.28%)

Cumulative Five-Year Total Return
	Base
	Period	For the Years Ended
Company/Index	2006	2007	2008	2009	2010	2011
The Hartford Financial Services Group, Inc.	$100	95.45	19.10	27.48	31.57	19.72
S&P 500 Index	$100	105.49	66.46	84.05	96.71	98.76
S&P Insurance Composite Index	$100	93.69	39.22	44.67	51.72	47.44

Item 6.	SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2011	2010	2009	2008	2007
Income Statement Data
Earned premiums	$14,088	$14,055	$14,424	$15,503	$15,619
Fee income	4,750	4,748	4,547	5,103	5,408
Net investment income (loss):
Securities available-for-sale and other	4,272	4,364	4,017	4,327	5,203
Equity securities, trading	(1,359)	(774)	3,188	(10,340)	145

Total net investment income (loss)	2,913	3,590	7,205	(6,013)	5,348

Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(263)	(852)	(2,191)	(3,964)	(483)
OTTI losses recognized in other comprehensive income	89	418	683	—	—

Net OTTI losses recognized in earnings	(174)	(434)	(1,508)	(3,964)	(483)
Net realized capital losses, excluding net OTTI losses recognized in earnings	29	(177)	(496)	(1,941)	(512)

Total net realized capital gains (losses)	(145)	(611)	(2,004)	(5,905)	(995)
Other revenues	253	267	261	249	243

Total revenues	21,859	22,049	24,433	8,937	25,623
Benefits, losses and loss adjustment expenses	14,625	13,025	13,831	14,088	13,919
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	(1,359)	(774)	3,188	(10,340)	145
Amortization of deferred policy acquisition costs and present value of future profits	3,427	2,527	4,257	4,260	2,982
Insurance operating costs and other expenses	4,398	4,407	4,370	4,448	4,357
Interest expense	508	508	476	343	263
Goodwill impairment	30	—	32	745	—

Total benefits, losses and expenses	21,629	19,693	26,154	13,544	21,666
Income (loss) from continuing operations before income taxes	230	2,356	(1,721)	(4,607)	3,957
Income tax expense (benefit)	(346)	612	(838)	(1,848)	1,040

Income (loss) from continuing operations, net of tax	576	1,744	(883)	(2,759)	2,917
Income (loss) from discontinued operations, net of tax	86	(64)	(4)	10	32

Net income (loss)	662	1,680	(887)	(2,749)	2,949
Preferred stock dividends and accretion of discount	42	515	127	8	—

Net income (loss) available to common shareholders	$620	$1,165	$(1,014)	$(2,757)	$2,949

Balance Sheet Data
Separate account assets	$143,870	$159,742	$150,394	$130,184	$199,946
Total assets	304,064	318,346	307,717	287,583	360,361
Total debt (including capital lease obligations)	6,216	6,607	5,839	6,221	4,507
Separate account liabilities	143,870	159,742	150,394	130,184	199,946
Common equity, excluding AOCI	21,197	20,756	18,217	16,788	20,062
Preferred Stock	556	556	2,960	—	—
AOCI, net of tax	1,157	(1,001)	(3,312)	(7,520)	(858)
Total stockholders’ equity	22,910	20,311	17,865	9,268	19,204

Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$1.20	$2.85	$(2.92)	$(9.02)	$9.22
Diluted	1.12	2.62	(2.92)	(9.02)	9.14

Net income (loss) available to common shareholders per common share
Basic	$1.39	$2.70	$(2.93)	$(8.99)	$9.32
Diluted	1.30	2.49	(2.93)	(8.99)	9.24
Cash dividends declared per common share	0.40	0.20	0.20	1.91	2.03

Other Data
Total revenues, excluding net investment income on equity securities, trading	$23,218	$22,823	$21,245	$19,277	$25,478
Unlock benefit (charge), after-tax	$(530)	$111	$(1,034)	$(932)	$213
Total investments, excluding equity securities, trading	$104,449	$98,175	$93,235	$89,287	$94,904

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2011, compared with December 31, 2010, and its results of operations for each of the three years in the period ended December 31, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. The Hartford made changes to its reporting segments in 2011 to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. Accordingly, segment data for prior reporting periods has been adjusted to reflect the new segment reporting, see Note 3 of the Notes to Consolidated Financial Statement for further discussion. Additionally, certain reclassifications have been made to prior year financial information to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS

				Increase	Increase
				(Decrease) From	(Decrease) From
Net income (loss) by segment	2011	2010	2009	2010 to 2011	2009 to 2010
Property & Casualty Commercial	$528	$995	$899	$(467)	$96
Group Benefits	90	185	193	(95)	(8)

Commercial Markets	618	1,180	1,092	(562)	88

Consumer Markets	5	143	140	(138)	3

Individual Annuity	(14)	527	(444)	(541)	971
Individual Life	133	229	15	(96)	214
Retirement Plans	15	47	(222)	(32)	269
Mutual Funds	98	132	34	(34)	98

Wealth Management	232	935	(617)	(703)	1,552
Life Other Operations	358	(90)	(698)	448	608

Property & Casualty Other Operations	(117)	(53)	(78)	(64)	25

Corporate	(434)	(435)	(726)	1	291

Total net income (loss)	$662	$1,680	$(887)	$(1,018)	$2,567

Year ended December 31, 2011 compared to the year ended December 31, 2010
The decrease in net income from 2010 to 2011 was primarily due to the following items:
•
An Unlock charge of $530, after-tax, in 2011 compared to an Unlock benefit of $111, after-tax, in 2010. The charge in 2011 was primarily driven by assumption changes which reduced expected future gross profits including additional costs associated with implementing the Japan hedging strategy and the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return. The Unlock benefit for 2010 was attributable to actual separate account returns being above our aggregated estimated return and the impact of assumption updates primarily related to decreasing lapse and withdrawal rates and lower hedge costs. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•
Current accident year catastrophe losses of $484, after-tax, in 2011 compared to $294, after-tax, in 2010. The losses in 2011 primarily relate to more severe tornadoes and wind storms in the Midwest and Southeast, Hurricane Irene, and winter storms in the Northeast and Midwest. The losses in 2010 include severe windstorm events, including a hail storm in Arizona, tornadoes and hail in the Midwest, Plains States and the Southeast and winter storms in the Mid-Atlantic and Northeast.

•
The Company recorded reserve strengthening of $31, after-tax, in 2011, compared to reserve releases of $294, after-tax, in 2010, in its property and casualty insurance prior accident years development, excluding asbestos and environmental reserves. For additional information regarding prior accident years development, see Critical Accounting Estimates within the MD&A.

•
An asbestos reserve strengthening of $189, after-tax, in 2011, compared to $110, after-tax, in 2010 resulting from the Company’s annual review of its asbestos liabilities in Property & Casualty Other Operations. The reserve strengthening in 2011 was primarily driven by higher frequency and severity of mesothelioma claims, particularly against certain smaller, more peripheral insureds, while the reserve strengthening in 2010 was primarily driven by increases in claim severity and expenses. For further information, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

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

•	The first quarter of 2010 includes an accrual for a litigation settlement of $73, before-tax, for a class action lawsuit related to structured settlements.

•
Income tax expense (benefit) in 2010 includes a valuation allowance expense of $87 compared to a benefit of $78 in 2011. See Note 13 of the Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

•
In the second quarter of 2011, the Company recorded a $52 income tax benefit related to a resolution of a tax matter with the IRS for the computation of dividends received deduction (“DRD”) for years 1998, 2000 and 2001. For additional information see Note 13 of the Notes to Consolidated Financial Statements.

•	See the segment sections of the MD&A for a discussion on their respective performances.
Year ended December 31, 2010 compared to the year ended December 31, 2009
The change from net loss in 2009 to net income in 2010 was primarily due to the following items:
•
An Unlock benefit of $111, after-tax, in 2010 compared to an Unlock charge of $1.0 billion, after-tax, in 2009. The Unlock benefit for 2010 was attributable to actual separate account returns being above our aggregated estimated return and the impact of assumption updates primarily related to decreasing lapse and withdrawal rates, partially offset by hedging, annuitization estimates on Japan products, and long-term expected rate of return updates. The Unlock charge for 2009 was primarily driven by actual separate account returns being significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns being greater than our aggregated estimated return for the remainder of 2009. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•
Net realized capital losses decreased primarily due to lower impairment losses, lower valuation allowances on mortgage loans, and net gains on sales in 2010 compared to net losses on sales in 2009. These changes were partially offset by losses on the variable annuity hedge program in 2010 compared to gains in 2009. For further discussion, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios of this MD&A.

Partially offsetting these changes in net income (loss) were the following items:
•
An asbestos reserve strengthening of $110, after-tax, in 2010, compared to $90, after-tax, in 2009 resulting from the Company’s annual review of its asbestos liabilities within Property & Casualty Other Operations. The reserve strengthening in 2010 and 2009 was primarily driven by increases in claim severity and expenses, particularly attributed to litigation in certain jurisdictions, and, to a lesser extent, development on primarily peripheral accounts. For further information, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

•
Current accident year catastrophe losses of $294, after-tax, in 2010 compared to $199, after-tax, in 2009. The losses in 2010, primarily relate to severe windstorm events, particularly from hail in the Midwest, Plains States and the Southeast and from winter storms in the Mid-Atlantic and Northeast. The losses in 2009, primarily relate to ice storms, windstorms, and tornadoes across many states.

•	The first quarter of 2010 includes an accrual for a litigation settlement of $73, before-tax, for a class action lawsuit related to structured settlements.
•
The loss from discontinued operations, net of tax, increased in 2010 primarily due to a goodwill impairment on Federal Trust Corporation of approximately $100, after-tax, partially offset by a net realized capital gain of $41, after-tax, on the sale of the Hartford Investments Canada Corporation (“HICC”).

•
Income tax expense (benefit) in 2010 includes a valuation allowance expense of $87 compared to an expense of $30 in 2009. In addition, 2009 included nondeductible costs associated with warrants of $78. See Note 13 of the Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

See the segment sections of the MD&A for a discussion on their respective performances.

Income Taxes
The effective tax rates for 2011, 2010 and 2009 were (150%), 26%, and 49%, respectively. The differences between the effective rate and the U.S. statutory rate of 35% for 2011, 2010 and 2009 were due principally to tax-exempt interest earned on invested assets and the DRD. These items decreased tax expense on the 2011 and 2010 pre-tax income and increased the tax benefit on the 2009 pre-tax loss. The 2011 effective tax rate also includes a deferred tax asset valuation allowance decrease, and the 2010 and 2009 effective tax rates include a deferred tax asset valuation allowance increase. The 2009 effective tax rate also includes the tax effect of non-deductible costs associated with warrants.
The separate account DRD is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $201, $145 and $181 related to the DRD in the years ended December 31, 2011, 2010 and 2009, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $3, $(3) and $29 in 2011, 2010 and 2009, respectively.
In Revenue Ruling 2007-61, issued on September 25, 2007, the IRS announced its intention to issue regulations with respect to certain computational aspects of the DRD on separate account assets held in connection with variable annuity contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54, issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. No regulations have been issued to date. Any regulations that the IRS may ultimately propose for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit that the Company receives. Management believes that it is highly likely that any such regulations would apply prospectively only.
The Company receives a foreign tax credit for foreign taxes paid including payments from its separate account assets. This credit reduces the Company’s U.S. tax liability. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through from the mutual funds. The Company recorded benefits of $11, $4 and $16 related to the separate account foreign tax credit in the years ended December 31, 2011, 2010 and 2009, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $2, $(4) and $3 in 2011, 2010 and 2009, respectively.
The Company’s unrecognized tax benefits were unchanged during 2011 and 2010, remaining at $48 as of December 31, 2011, 2010 and 2009. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on page 3 of this Form 10-K and the risk factors set forth under Item 1A and other similar information contained in this Form 10-K and in other filings made from time to time by the Company with the SEC. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Item 1A, Risk Factors.
Overview
As previously announced, we are evaluating our strategy and business portfolio with the goal of delivering shareholder value. As this review is ongoing and no decisions have yet been made, the following discussion of our outlooks and the forward-looking statements contained therein assume a continuation of our current business focus and, as such, are subject to change based on any actions taken as a result of our ongoing review.
The Hartford focuses on growing its three customer-oriented divisions, Commercial Markets, Consumer Markets, and Wealth Management, through enhanced product development, leveraging synergies of the divisions’ product offerings to meet customer needs, and increased efficiencies throughout the organization. Slow economic and employment expansion may adversely impact the performance of The Hartford’s insurance protection businesses where insureds may change their level of insurance, and asset accumulation businesses may see customers changing their level of savings based on anticipated economic conditions. In addition, the performance of The Hartford’s divisions is subject to uncertainty due to capital market conditions, which impact the earnings of its asset management businesses and valuations and earnings in its investment portfolio. The current and future interest rate environment also affects the performance of the Company’s divisions. A sustained low interest rate environment would result in lower net investment income, lower estimated gross profits on certain Wealth Management products, lower margins and increased pension expense.
Commercial Markets
Commercial Markets focuses on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In Property & Casualty Commercial, improving market conditions are expected to continue, which should enable the Company to achieve price increases, while a slowly recovering economy is anticipated to drive an increase in insurance exposures. As such, the Company expects low to mid single-digit written premium growth in 2012. This growth reflects the combination of our current market position, a broadening of underwriting expertise focused on selected industries, a leveraging of the payroll model, and numerous initiatives launched in the past several years. More specifically, this growth is anticipated to be driven by continued momentum in small commercial, including programs aimed at growing total policy counts, the rollout of new product enhancements and the continued expansion of ease of doing business technology, while management expects middle market and specialty growth to be tempered as a result of pricing actions taken to restore returns to adequate levels. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to remain in the mid to upper 90s for 2012 as compared to the 97.2% achieved in 2011. Earned price increases are expected to flow through the book, while loss costs are not expected to change dramatically. In Group Benefits, premiums are expected to decline in 2012, as compared to 2011, reflecting the competitive environment coupled with pricing actions implemented with the goal of improving profitability. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will expand. The Company believes that this combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services. The Company expects Group Benefits’ loss ratio in 2012 to improve from the 2011 loss ratio of 79.5% as a result of the pricing actions taken, given the expectation of persistent elevated disability incidence.
Consumer Markets
The Company expects written premium to decline in 2012, compared to 2011, including a decrease in both AARP direct and Agency business. Despite an improvement in policy retention in 2011 and an expected further increase in new business in 2012, management expects that non-renewed premium will exceed new business in 2012 resulting in an overall decline in written premium. In 2012, management expects that policy retention will improve but continue to be affected by the impact of renewal written pricing increases in a price sensitive market. Within the Agency channel, policy retention will also be affected by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. The Company expects new business to increase in 2012, primarily driven by AARP member business, both direct and through independent agents, as well as new business from affinities other than AARP and other targeted consumer direct marketing. New business is expected to benefit from the introduction of the Open Road Advantage auto product and the Hartford Home Advantage product. As of January 2012, the Open Road Advantage auto product was available in 44 states and the Hartford Home Advantage product was available in 38 states. Management expects that the combined ratio before catastrophes and prior accident year development will be flat to slightly lower in 2012, as compared to 2011, as an improvement in the current accident year loss and loss adjustment expense ratio before catastrophes will be largely offset by an expected increase in the underwriting expense ratio. For both auto and home, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve in 2012, driven by earned pricing increases and lower claim frequency, partially offset by an expected modest increase in average claim severity. While management expects that industry non-catastrophe claim frequency will be relatively flat to slightly increasing in 2012, management expects The Hartford will have slightly lower claim frequency given its continued shift to a more preferred book of business.

Wealth Management
Wealth Management currently focuses on driving profitable growth through innovation, product diversification and multichannel distribution. Additionally, management is focused on improving profit margins and generating statutory surplus in each of its operating segments. Individual Annuity continues to build out a portfolio of solutions to meet the needs of consumers planning for and living in retirement. In 2011, several of these solutions were incorporated in the Personal Retirement Manager II (“PRM II”). While initial indicators of sales activity have improved, the product’s ultimate success in contributing to Individual Annuity growth will depend on, among other things, our ability to market and distribute the product through new and existing distribution channels and market receptivity to the new product features. Further, Individual Annuity diversified its suite of product solutions through the introduction of a new fixed indexed annuity product. In addition, the Individual Annuity hedge program may contribute to earnings volatility since the program generates mark to market gains and losses, while not all the underlying liabilities being hedged are marked to market. Individual Life continues to differentiate itself through the creative offering of riders. The recently launched LongevityAccess rider, which allows policyholders to begin taking income from a policy at age 90, in tandem with the increasingly popular LifeAccess rider, which allows policyholders to take distributions from their policies in cases of chronic illness, gives The Hartford an ability to help people protect against premature death, outliving one’s assets, or deteriorating health. In addition to building out distribution through property & casualty agents, the Company continues to expand its distribution into career life insurance professionals through the Monarch program. The Retirement Plans business continues to experience strong sales. In addition to our core 401(k) market, we have seen growth in larger ($5-$25) corporate plans. The property & casualty channel will become an increasingly important area of focus for us given our conviction that this channel is underpenetrated and well suited for this business. In the fourth quarter, we introduced The Hartford Lifetime Income product, a patented income solution delivered through 401(k) plans, which provides a guaranteed paycheck for life and has been a major catalyst for growth in this business. Our Mutual Fund business has been offering new funds to improve our participation in asset classes where we see potential growth opportunities. In addition, the Company announced in the fourth quarter of 2011 that Wellington Management Company, LLP (“Wellington Management”) will serve as the sole sub-advisor for The Hartford’s mutual funds, including equity and fixed income funds, pending a fund-by-fund review by The Hartford’s mutual funds board of directors.
Runoff Operations
In the fourth quarter of 2011, The Hartford established a new Runoff Operations division consisting of Life Other Operations and Property & Casualty Other Operations in order to better differentiate between our ongoing and runoff businesses. The objective of the Runoff Operations division is to focus on managing profitability, improving capital efficiency and effectiveness, and limiting and managing risk associated with the businesses residing in the division. Life Other Operations consists of the Hartford’s international variable annuity business, institutional annuities business and Private Placement Life Insurance business. The international variable annuity business within Life Other Operations will continue to be a significant driver of earnings and earnings variability as a result of the hedge program associated with the Company’s international annuities. This hedge program generates mark to market gains and losses while the underlying liabilities being hedged are primarily not marked to market resulting in unpredictable earnings volatility period to period. Property & Casualty Other Operations, is focused on managing our asbestos environmental and other legacy liabilities. The results of the annual ground up study of asbestos reserves and the annual environmental reserve update will be the primary driver impacting the results for this business.

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
The Company has identified the following estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•	property and casualty insurance product reserves, net of reinsurance;
•	estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts;
•	evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on mortgage loans;
•	living benefits required to be fair valued (in other policyholder funds and benefits payable);
•	goodwill impairment;
•	valuation of investments and derivative instruments;
•	pension and other postretirement benefit obligations;
•	valuation allowance on deferred tax assets; and
•	contingencies relating to corporate litigation and regulatory matters.
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

Reinsurance recoverables include an estimate of the amount of gross loss and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including IBNR unpaid losses. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, often including an estimate by reinsurance agreement of how IBNR losses will ultimately be ceded.
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $290 as of December 31, 2011, including $83 related to Property & Casualty Commercial and $207 related to Property & Casualty Other Operations.
The Company’s estimate of reinsurance recoverables, net of an allowance for uncollectible reinsurance, is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The Hartford, like other insurance companies, categorizes and tracks its insurance reserves for its segments by “line of business”. Furthermore, The Hartford regularly reviews the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business. In addition, Property & Casualty Other Operations categorizes reserves as asbestos and environmental (“A&E”), whereby the Company reviews these reserve levels by type of event, rather than by line of business. Adjustments to previously established reserves, which may be material, are reflected in the operating results of the period in which the adjustment is determined to be necessary. In the judgment of management, information currently available has been properly considered in the reserves established for losses and loss adjustment expenses.
The following table shows loss and loss adjustment expense reserves by line of business as of December 31, 2011, net of reinsurance:

	Property & Casualty	Consumer	Property & Casualty	Total Property and
	Commercial	Markets	Other Operations	Casualty Insurance
Reserve Line of Business
Commercial property	$187	$—	$—	$187
Homeowners’	—	467	—	467
Auto physical damage	16	29	—	45
Auto liability	564	1,523	—	2,087
Package business	1,282	—	—	1,282
Workers’ compensation	7,471	—	—	7,471
General liability	2,641	31	—	2,672
Professional liability	702	—	—	702
Fidelity and surety	210	—	—	210
Assumed reinsurance	—	—	349	349
All other non-A&E	—	—	810	810
A&E	21	2	2,212	2,235

Total reserves-net	13,094	2,052	3,371	18,517
Reinsurance and other recoverables	2,343	9	681	3,033

Total reserves-gross	$15,437	$2,061	$4,052	$21,550

Reserving Methodology
(See Reserving for Asbestos and Environmental Claims within Property & Casualty Other Operations for a discussion of how A&E reserves are set)
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

The Company’s reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. For most lines of business, these reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and fidelity and surety. Other reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred in accident years older than twelve and twenty years, for Consumer Markets and Property & Casualty Commercial, respectively, assumed reinsurance, latent exposures, such as construction defects and unallocated loss adjustment expense. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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
As of December 31, 2011 and 2010, net property and casualty insurance product reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates and which generally exceed the statutory discount rates set by regulators, such that workers’ compensation reserves for statutory reporting are higher than the reserves for U.S. GAAP reporting. Largely offsetting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting. Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies.
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
Auto Liability for Commercial Lines and Short-Tailed General Liability. The Company performs a variety of techniques, including the paid and reported development methods and frequency / severity techniques. For older, more mature accident years, the Company finds that reported development techniques are best. For more recent accident years, the Company typically prefers frequency / severity techniques that make separate assumptions about loss activity above and below a selected capping level.

Long-Tailed General Liability, Fidelity and Surety and Large Deductible Workers’ Compensation. For these long-tailed lines of business, the Company generally relies on the expected loss ratio and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and more on the reported development method as an accident year matures.
Workers’ Compensation. Workers’ compensation is the Company’s single largest reserve line of business so a wide range of methods are reviewed in the reserve analysis. Methods performed include paid and reported development, variations on expected loss ratio methods, and an in-depth analysis on the largest states. Historically, paid development patterns in the Company’s workers’ compensation business have been stable, so paid techniques are preferred. Although paid techniques may be less predictive of the ultimate liability when a low percentage of ultimate losses are paid as in early periods of development, recent changes in the frequency of workers’ compensation claims have caused the Company to place greater reliance in paid methods with continued consideration of the state-by-state analysis and the expected loss ratio approach.
Professional Liability. Reported and paid loss developments patterns for this line tend to be volatile. Therefore, the Company typically relies on frequency and severity techniques.
Assumed Reinsurance and All Other. For these lines, the Company tends to rely on the reported development techniques. In assumed reinsurance, assumptions are influenced by information gained from claim and underwriting audits.
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
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the information that has been accumulated. Numerous factors are considered in this process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. Total recorded net reserves, excluding asbestos and environmental, were 1.8% higher than the actuarial indication of the reserves as of December 31, 2011.
See the Reserve Development section for a discussion of changes to reserve estimates recorded in 2011.
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
Within Property & Casualty Commercial and Property & Casualty Other Operations, the Company has exposure to claims asserted for bodily injury as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company is monitoring trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.
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
In standard commercial lines, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Medical costs make up more than 50% of workers’ compensation payments. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, a changing economic environment can affect the ability of an injured worker to return to work and the length of time a worker receives disability benefits. The Company has recently experienced a sharp increase in workers’ compensation claim frequency, while only seeing a partial offset from moderating severity trends. These factors increase the uncertainty in the estimate of reserves.

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
Recorded reserves for auto liability, net of reinsurance, are $2.1 billion across all lines, $1.5 billion of which is in Consumer Markets. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key indicator for Consumer Markets auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 2.5 point change in annual severity for the two most recent accident years would change the estimated net reserve need by $80, in either direction. A 2.5 point change in annual severity is within the Company’s historical variation.
Recorded reserves for workers’ compensation, net of reinsurance, are $7.5 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, medical cost inflation. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 3%, the estimated net reserve need would change by $400, in either direction. A 3% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Recorded reserves for general liability, net of reinsurance, are $2.7 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 9%, the estimated net reserve need would change by $200, in either direction. A 9% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Similar to general liability, assumed casualty reinsurance is affected by reported loss development patterns. In addition to the items identified above that would affect both direct and reinsurance liability claim development patterns, there is also an impact to reporting patterns for any changes in claim notification from ceding companies to the reinsurer. Recorded net reserves for HartRe assumed reinsurance business, excluding asbestos and environmental liabilities, within Property & Casualty Other Operations were $349 as of December 31, 2011. If the reported loss development patterns underlying the Company’s net reserves for HartRe assumed casualty reinsurance change by 5%, the estimated net reserve need would change by approximately $95, in either direction. A 5% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.

Reserving for Asbestos and Environmental Claims within Property & Casualty Other Operations
How A&E reserves are set
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
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2011 of $2.24 billion ($1.90 billion and $328 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.75 billion to $2.59 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 12 of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity. Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Property & Casualty Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves.

Total Property and Casualty Insurance Product Reserves, Net of Reinsurance, Results
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty businesses at December 31, 2011 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.
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
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2011:

For the year ended December 31, 2011
			Property &	Total
	Property &		Casualty	Property and
	Casualty	Consumer	Other	Casualty
	Commercial	Markets	Operations	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,139	2,536	—	6,675
Current accident year catastrophes	320	425	—	745
Prior accident years	125	(75)	317	367

Total provision for unpaid losses and loss adjustment expenses	4,584	2,886	317	7,787
Payments	(3,856)	(2,994)	(368)	(7,218)

Ending liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Reinsurance and other recoverables	2,343	9	681	3,033

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550

Earned premiums	$6,127	$3,747
Loss and loss expense paid ratio [1]	62.9	79.9
Loss and loss expense incurred ratio	74.8	77.0
Prior accident years development (pts) [2]	2.0	(2.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2011
Included within prior accident years development for the year ended December 31, 2011 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2011
			Property &
			Casualty
	Property & Casualty	Consumer	Other	Total Property and
	Commercial	Markets	Operations	Casualty Insurance

Auto liability	$(4)	$(93)	$—	$(97)
Homeowners	—	(1)	—	(1)
Professional liability	29	—	—	29
Package business	(76)	—	—	(76)
Workers’ compensation	171	—	—	171
General liability	(40)	—	—	(40)
Fidelity and surety	(7)	—	—	(7)
Commercial property	(4)	—	—	(4)
Net asbestos reserves	—	—	294	294
Net environmental reserves	—	—	26	26
Change in workers’ compensation discount, including accretion	38	—	—	38
Catastrophes	12	25	—	37
Other reserve re-estimates, net	6	(6)	(3)	(3)

Total prior accident years development	$125	$(75)	$317	$367

During 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims, primarily for accident years 2006 through 2010. Favorable trends in reported severity have persisted or improved over this time period. As these accident years develop, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience.

•
Strengthened reserves in professional liability for accident years 2007 through 2008, primarily in the directors and officers (“D&O”) line of business. Detailed reviews of claims involving the sub-prime mortgage market collapse, and shareholder class action lawsuits, resulted in a higher estimate of future claim costs for these exposures.

•	Released reserves in package business liability coverages and general liability, in accident years 2005 through 2009. As these accident years developed, claim severity has emerged lower than expected.
•
Strengthened reserves in workers’ compensation in accident years 2008 through 2010. Accident year 2010 loss costs trends were higher than expected as an increase in frequency outpaced a moderation of severity trends. Strengthening in accident years 2009 and 2008 was the result of higher than expected loss emergence for these years. Strengthening in more recent years is partially offset by releases in accident years 2007 and prior. Severity emergence in these older accident years continues to be favorable.

•
Strengthened prior year catastrophe reserves, primarily related to a severe wind and hail storm in Arizona during the fourth quarter of 2010. Severity of property damage associated with this event increased more than expected.

•	Refer to the Property & Casualty Other Operations Claims section for discussion concerning the Company’s annual evaluations of net environmental and net asbestos reserves, and related reinsurance.

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2010:

For the year ended December 31, 2010
			Property &	Total
	Property &		Casualty	Property and
	Casualty	Consumer	Other	Casualty
	Commercial	Markets	Operations	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651
Reinsurance and other recoverables	2,570	11	860	3,441

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,579	2,737	—	6,316
Current accident year catastrophes	152	300	—	452
Prior accident years	(361)	(86)	251	(196)

Total provision for unpaid losses and loss adjustment expenses	3,370	2,951	251	6,572
Payments	(3,485)	(2,889)	(460)	(6,834)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948
Reinsurance and other recoverables	2,361	17	699	3,077

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025

Earned premiums	$5,744	$3,947
Loss and loss expense paid ratio [1]	60.7	73.2
Loss and loss expense incurred ratio	58.7	74.8
Prior accident years development (pts) [2]	(6.3)	(2.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2010
Included within prior accident years development for the year ended December 31, 2010 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2010
			Property &
			Casualty
	Property & Casualty	Consumer	Other	Total Property and
	Commercial	Markets	Operations	Casualty Insurance
Auto liability	$(54)	$(115)	$—	$(169)
Professional liability	(88)	—	—	(88)
Workers’ compensation	(70)	—	—	(70)
General liability	(108)	—	—	(108)
Package business	(19)	—	—	(19)
Commercial property	(16)	—	—	(16)
Fidelity and surety	(5)	—	—	(5)
Homeowners	—	23	—	23
Net environmental reserves	—	—	67	67
Net asbestos reserves	—	—	189	189
All other non-A&E	—	—	11	11
Uncollectible reinsurance	(30)	—	—	(30)
Change in workers’ compensation discount, including accretion	26	—	—	26
Catastrophes	1	10	—	11
Other reserve re-estimates, net	2	(4)	(16)	(18)

Total prior accident years development	$(361)	$(86)	$251	$(196)

During 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for commercial auto liability claims as the Company lowered its reserve estimate to recognize a lower severity trend during 2009 that continued into 2010 on larger claims in accident years 2002 to 2009. In addition, reserves were released for personal auto liability claims for accident years 2004 to 2009, as favorable trends in reported severity have persisted, most notably for accident years 2008 and 2009. As these accident years develop, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience.

•
Released reserves for professional liability claims, primarily related to D&O claims in accident years 2004 to 2008. For these accident years, reported losses for claims under D&O policies have emerged favorably to initial expectations due to lower than expected claim severity.

•
Released reserves for workers’ compensation business, primarily related to accident years 2006 and 2007. Management updated reviews of state reforms affecting these accident years and determined impacts to be more favorable than previously estimated.

•
Released reserves for general liability claims, primarily related to accident years 2005 through 2008. The Company observed that claim emergence for these accident years continued to be lower than anticipated and believed this would continue, and therefore reduced its reserve estimate in response. Partially offsetting this release was strengthening on loss adjustment expense reserves during the second quarter of 2010 due to higher than expected allocated loss expenses for claims in accident years 2000 and prior.

•
Released reserves for package business claims, primarily related to accident years 2005 through 2009. The Company observed that claim emergence within the liability portion of the package coverage for these accident years continued to be lower than anticipated and believed this lower level of claim activity would continue, and therefore reduced its reserve estimate in response.

•
Strengthened reserves for homeowners’ claims, as the Company observed a lengthening of the claim reporting period for homeowners’ claims which resulted in increasing management’s estimate of the ultimate cost to settle these claims. The Company also began spending more on independent adjuster fees to better assess property damages.

•	The Company reviewed its allowance for uncollectible reinsurance in the second quarter of 2010 and reduced its allowance, in part, by a reduction in gross ceded loss recoverables.
•	Refer to the Property & Casualty Other Operations Claims section for discussion concerning the Company’s annual evaluations of net environmental and net asbestos reserves, and related reinsurance.
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2009:

For the year ended December 31, 2009
			Property &	Total
	Property &		Casualty	Property and
	Casualty	Consumer	Other	Casualty
	Commercial	Markets	Operations	Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,273	$2,083	$4,577	$21,933
Reinsurance and other recoverables	2,742	46	798	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,531	2,037	3,779	18,347

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,582	2,707	1	6,290
Current accident year catastrophes	78	228	—	306
Prior accident years	(394)	(33)	241	(186)

Total provision for unpaid losses and loss adjustment expenses	3,266	2,902	242	6,410
Payments	(3,316)	(2,841)	(390)	(6,547)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210
Reinsurance and other recoverables	2,570	11	860	3,441

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651

Earned premiums	$5,903	$3,959
Loss and loss expense paid ratio [1]	56.2	71.8
Loss and loss expense incurred ratio	55.3	73.3
Prior accident years development (pts) [2]	(6.7)	(0.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2009
Included within prior accident years development for the year ended December 31, 2009 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2009
			Property &
			Casualty
	Property & Casualty	Consumer	Other	Total Property and
	Commercial	Markets	Operations	Casualty Insurance
Auto liability	$(47)	$(77)	$—	$(124)
Professional liability	(127)	—	—	(127)
General liability, umbrella and high hazard liability	(112)	—	—	(112)
Workers’ compensation	(92)	—	—	(92)
Package business	38	—	—	38
Fidelity and surety	28	—	—	28
Homeowners	—	18	—	18
Net environmental reserves	—	—	75	75
Net asbestos reserves	—	—	138	138
All other non-A&E	—	—	35	35
Uncollectible reinsurance	(20)	—	(20)	(40)
Change in workers’ compensation discount, including accretion	24	—	—	24
Catastrophes	(23)	—	—	(23)
Other reserve re-estimates, net	(63)	26	13	(24)

Total prior accident years development	$(394)	$(33)	$241	$(186)

During 2009, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:
•
Released reserves for personal auto liability claims, for accident years 2005 to 2007, as the Company recognized that favorable development in reported severity, first observed in early 2008, which was attributed, in part, to changes made in claim handling procedures in 2007, was a sustained trend for those accident years. In the third and fourth quarters of 2009, management also recognized sustained favorable development trends in AARP for accident years 2006 to 2008 and released reserves for those accident years.

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

•
The Company released reserves for D&O and errors and omissions (“E&O”) claims in 2009 related to the 2003 to 2008 accident years. For these accident years, reported losses for claims under D&O and E&O policies had been emerging favorably to initial expectations due to lower than expected claim severity.

•
Released reserves for general liability claims, primarily related to accident years 2003 to 2007. Beginning in the third quarter of 2007, the Company observed that reported losses for high hazard and umbrella general liability claims, primarily related to the 2001 to 2006 accident years, were emerging favorably and this caused management to reduce its estimate of the cost of future reported claims for these accident years, resulting in reserve releases from the third quarter of 2007 through 2009. During 2009, management determined that the lower level of loss emergence was also evident in accident year 2007 and had continued for accident years 2003 to 2006 and, as a result, the Company reduced the reserves. Largely offsetting the releases, the Company recognized that the cost of late emerging exposures were likely to be higher than previously expected, and also recognized additional ceded losses on accident years 1999 and prior.

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

•
Strengthened reserves for liability claims under package business, primarily related to allocated loss adjustment expenses for accident years 2000 to 2005 and 2007 and 2008. During the first quarter of 2009, the Company identified higher than expected expense payments on older accident years related to the liability coverage. Additional analysis in the second quarter of 2009 showed that this higher level of loss adjustment expense was likely to continue into more recent accident years. As a result, in the second quarter of 2009, the Company increased its estimates for future expense payments for the 2007 and 2008 accident years. Largely offsetting the strengthenings, the Company recognized the cost of late emerging exposures were likely to be higher than previously expected, and also recognized a lower than expected frequency of high severity claims.

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

•
Strengthened reserves for homeowners’ claims. In 2008, the Company began to observe increasing claim settlement costs for the 2005 to 2008 accident years and, in the first quarter of 2009, determined that this higher cost level would continue, resulting in reserve strengthening for these accident years. In addition, beginning in 2008, the Company observed unfavorable emergence of homeowners’ casualty claims for accident years 2003 and prior, primarily related to underground storage tanks. Following a detailed review of these claims in the first quarter of 2009, management increased its estimate of the magnitude of this exposure and strengthened homeowners’ casualty claim reserves.

•	The Company reviewed its allowance for uncollectible reinsurance in the second quarter of 2009 and reduced its allowance driven, in part, by a reduction in gross ceded loss recoverables.
•	Refer to the Property & Casualty Other Operations Claims section for discussion concerning the Company’s annual evaluations of net environmental and net asbestos reserves, and related reinsurance.

Property & Casualty Other Operations Claims
Reserve Activity
Reserves and reserve activity in Property & Casualty Other Operations are categorized and reported as asbestos, environmental, or “all other”. The “all other” category of reserves covers a wide range of insurance and assumed reinsurance coverages, including, but not limited to, potential liability for construction defects, lead paint, silica, pharmaceutical products, molestation and other long-tail liabilities.
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Property & Casualty Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2011, 2010 and 2009.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

	Asbestos	Environmental	All Other [1]	Total
2011
Beginning liability — net [2] [3]	$1,787	$334	$1,302	$3,423
Losses and loss adjustment expenses incurred	294	26	(3)	317
Losses and loss adjustment expenses paid	(189)	(40)	(140)	(369)

Ending liability — net [2] [3]	$1,892 [4]	$320	$1,159	$3,371

2010
Beginning liability — net [2] [3]	$1,892	$307	$1,432	$3,631
Losses and loss adjustment expenses incurred	189	67	(5)	251
Losses and loss adjustment expenses paid	(294)	(40)	(125)	(459)

Ending liability — net [2] [3]	$1,787	$334	$1,302	$3,423

2009
Beginning liability — net [2] [3]	$1,884	$269	$1,628	$3,781
Losses and loss adjustment expenses incurred	138	75	29	242
Losses and loss adjustment expenses paid	(181)	(40)	(171)	(392)
Reclassification of asbestos and environmental liabilities	51	3	(54)	—

Ending liability — net [2] [3]	$1,892	$307	$1,432	$3,631

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $15 and $8, respectively, as of December 31, 2011, $11 and $5, respectively, as of December 31, 2010, and $10 and $5, respectively, as of December 31, 2009; total net losses and loss adjustment expenses incurred for the years ended December 31, 2011, 2010 and 2009 of $27, $15 and $16, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the years ended December 31, 2011, 2010 and 2008 of $20, $14 and $19, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Property & Casualty Commercial and Commercial Markets, were $2,442 and $367, respectively, as of December 31, 2011; $2,308 and $378, respectively, as of December 31, 2010; and $2,484 and $367, respectively, as of December 31, 2009.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $198 and $230, respectively, resulting in a one year net survival ratio of 9.6 and a three year net survival ratio of 8.3. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the years ended December 31, 2011, 2010 and 2009, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid	Incurred	Paid	Incurred
	Losses & LAE	Losses & LAE	Losses & LAE	Losses & LAE
2011
Gross
Direct	$170	$350	$32	$25
Assumed Reinsurance	55	12	8	—
London Market	23	16	6	4

Total	248	378	46	29
Ceded	(59)	(84)	(6)	(3)

Net	$189	$294	$40	$26

2010
Gross
Direct	$201	$209	$35	$50
Assumed Reinsurance	128	—	12	5
London Market	42	(15)	7	10

Total	371	194	54	65
Ceded	(77)	(5)	(14)	2

Net	$294	$189	$40	$67

2009
Gross
Direct	$160	$117	$29	$92
Assumed — Domestic	56	52	7	—
London Market	18	—	10	12

Total	234	169	46	104
Ceded	(53)	(31)	(6)	(29)

Net prior to reclassification	$181	$138	$40	$75

Reclassification of asbestos and environmental liabilities [2]	—	51	—	3

Net	$181	$189	$40	$78

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the years ended December 31, 2011, 2010 and 2009 includes $30, $15 and $17, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the years ended December 31, 2011, 2010 and 2009 includes $22, $14 and $20, respectively, related to asbestos and environmental claims.

[2]	During the three months ended June 30, 2009, the Company reclassified liabilities of $54 that were previously classified as “All Other” to “Asbestos” and “Environmental”.
In the fourth quarters of 2011, 2010 and 2009, the Company completed evaluations of certain of its non-asbestos and environmental reserves, including its assumed reinsurance liabilities. In 2011, the Company recognized no prior year development. In 2010, the Company recognized unfavorable prior year development of $11. In 2009, the Company recognized unfavorable prior year development of $35, principally driven by higher projected unallocated loss adjustment expenses.
During the third quarters of 2011, 2010 and 2009, the Company completed its annual ground up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. During the third quarters of 2011 and 2010, the Company found estimates for some individual account exposures increased based upon unfavorable litigation results and increased clean-up or expense costs, with the vast majority of this deterioration emanating from a limited number of insureds. In 2009, the Company found estimates for some individual accounts increased based upon additional sites identified, litigation developments and new damage and defense cost information obtained on these accounts since the last review. The net effect of these account-specific changes as well as actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in $19, $62 and $75 increases in net environmental liabilities in 2011, 2010 and 2009, respectively. The Company currently expects to continue to perform an evaluation of its environmental liabilities annually.

In reporting environmental results, the Company classifies its gross exposure into Direct, Assumed Reinsurance, and London Market. The following table displays gross environmental reserves and other statistics by category as of December 31, 2011.
Summary of Environmental Reserves
As of December 31, 2011

Total Reserves
Gross [1] [2]
Direct	$271
Assumed Reinsurance	39
London Market	57

Total	367
Ceded	(47)

Net	$320

[1]	The one year gross paid amount for total environmental claims is $58, resulting in a one year gross survival ratio of 6.4.

[2]	The three year average gross paid amount for total environmental claims is $58, resulting in a three year gross survival ratio of 6.4.
During the second quarters of 2011, 2010 and 2009, the Company completed its annual ground-up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company strengthened its net asbestos reserves by $290 in second quarter 2011. During 2011, for certain direct policyholders, the Company experienced increases in claim frequency, severity and expense which were driven by mesothelioma claims, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. During 2010 and 2009, for certain direct policyholders, the Company experienced increases in claim severity and expense. Increases in severity and expense were driven by litigation in certain jurisdictions and, to a lesser extent, development on primarily peripheral accounts. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The net effect of these changes in 2010 and 2009 resulted in $169 and $138 increases in net asbestos reserves, respectively. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
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

The following table displays gross asbestos reserves and other statistics by policyholder category as of December 31, 2011.
Summary of Gross Asbestos Reserves
As of December 31, 2011

	Number of	All Time	Total	All Time
	Accounts [2]	Paid [3]	Reserves	Ultimate [3]
Gross Asbestos Reserves as of June 30, 2011 [1]
Major asbestos defendants [5]
Structured settlements (includes 4 Wellington accounts) [6]	8	$331	$438	$769
Wellington (direct only)	29	908	43	951
Other major asbestos defendants	28	527	28	555
No known policies (includes 3 Wellington accounts)	5	—	—	—
Accounts with future exposure > $2.5	85	929	702	1,631
Accounts with future exposure < $2.5	1,075	342	122	464
Unallocated [7]		1,895	563	2,458

Total Direct		4,932	1,896	6,828
Assumed Reinsurance		1,302	379	1,681
London Market		646	283	929

Total as of June 30, 2011 [1]		6,880	2,558	9,438

Gross paid loss activity for the third quarter and fourth quarter 2011		127	(127)	—
Gross incurred loss activity for the third quarter and fourth quarter 2011		—	11	11

Total as of December 31, 2011 [4]		$7,007	$2,442	$9,449

[1]	Gross Asbestos Reserves based on the second quarter 2011 asbestos reserve study.

[2]	An account may move between categories from one evaluation to the next. Reclassifications were made as a result of the reserve evaluation completed in the second quarter of 2011.

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

[4]
Survival ratio is a commonly used industry ratio for comparing reserve levels between companies. While the method is commonly used, it is not a predictive technique. Survival ratios may vary over time for numerous reasons such as large payments due to the final resolution of certain asbestos liabilities, or reserve re-estimates. The survival ratio is computed by dividing the recorded reserves by the average of the past three years of payments. The ratio is the calculated number of years the recorded reserves would survive if future annual payments were equal to the average annual payments for the past three years. The 3-year gross survival ratio of 8.3 as of December 31, 2011 is computed based on total paid losses of $881 for the period from January 1, 2009 to December 31, 2011. As of December 31, 2011, the one year gross paid amount for total asbestos claims is $258 resulting in a one year gross survival ratio of 9.5.

[5]	Includes 24 open accounts at June 30, 2011. Included 25 open accounts at June 30, 2010.

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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarters of 2011, 2010 and 2009, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The evaluation in the second quarters of 2010 and 2011 resulted in no adjustment to the allowance for uncollectible reinsurance. As of December 31, 2011 and 2010, the allowance for uncollectible reinsurance for Property & Casualty Other Operations totals $207. As a result of the second quarter of 2009 evaluation, the Company reduced its allowance for uncollectible reinsurance by $20 principally to reflect decreased reinsurance recoverable dispute exposure and favorable activity since the last evaluation. The Company currently expects to perform its regular comprehensive review of Property & Casualty Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Property & Casualty Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves. The company will complete both its annual ground-up asbestos and environmental reserve studies during the second quarter of 2012.

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

Property &
	Property & Casualty	Consumer	Casualty Other	Total Property and
	Commercial	Markets	Operations	Casualty Insurance
Range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2011 [1] [2]	(3.1) – 1.5	(5.2) – 5.1	3.0 – 67.5	(1.2) – 21.5

[1]	Excluding the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (3.0)% to 1.6%.

[2]	Development for Corporate is included in Property & Casualty Commercial and Consumer Markets in 2007 and prior.
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
Loss Development Table
Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31, [1]

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$12,860	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517
Cumulative paid losses and loss expenses
One year later	3,339	3,480	4,415	3,594	3,702	3,727	3,703	3,771	3,882	4,037
Two years later	5,621	6,781	6,779	6,035	6,122	5,980	5,980	6,273	6,401
Three years later	8,324	8,591	8,686	7,825	7,755	7,544	7,752	8,074	—
Four years later	9,710	10,061	10,075	9,045	8,889	8,833	9,048	—	—
Five years later	10,871	11,181	11,063	9,928	9,903	9,778	—	—	—
Six years later	11,832	12,015	11,821	10,798	10,674	—	—	—	—
Seven years later	12,563	12,672	12,601	11,448	—	—	—	—	—
Eight years later	13,166	13,385	13,193	—	—	—	—	—	—
Nine years later	13,829	13,935	—	—	—	—	—	—	—
Ten years later	14,345	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	13,153	15,965	16,632	16,439	17,159	17,652	18,005	18,161	18,014	18,315
Two years later	16,176	16,501	17,232	16,838	17,347	17,475	17,858	18,004	18,136
Three years later	16,768	17,338	17,739	17,240	17,318	17,441	17,700	18,139	—
Four years later	17,425	17,876	18,367	17,344	17,497	17,439	17,866	—	—
Five years later	17,927	18,630	18,554	17,570	17,613	17,676	—	—	—
Six years later	18,686	18,838	18,836	17,777	17,895	—	—	—	—
Seven years later	18,892	19,126	19,063	18,064	—	—	—	—	—
Eight years later	19,192	19,373	19,351	—	—	—	—	—	—
Nine years later	19,452	19,671	—	—	—	—	—	—	—
Ten years later	19,751	—	—	—	—	—	—	—	—

Deficiency (redundancy), net of reinsurance	$6,891	$6,530	$3,133	$1,873	$1,032	$72	$(365)	$(208)	$(74)	$367

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
Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31,

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net reserve, as initially estimated	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517

Reinsurance and other recoverables, as initially estimated	3,950	5,497	5,138	5,403	4,387	3,922	3,586	3,441	3,077	3,033

Gross reserve, as initially estimated	$17,091	$21,715	$21,329	$22,266	$21,991	$22,153	$21,933	$21,651	$21,025	$21,550

Net re-estimated reserve	$19,671	$19,351	$18,064	$17,895	$17,676	$17,866	$18,139	$18,136	$18,315
Re-estimated and other reinsurance recoverables	5,693	5,592	5,469	5,792	4,193	3,910	3,585	3,064	2,799

Gross re-estimated reserve	$25,364	$24,943	$23,533	$23,687	$21,869	$21,776	$21,724	$21,200	$21,114

Gross deficiency (redundancy)	$8,273	$3,228	$2,204	$1,421	$(122)	$(377)	$(209)	$(451)	$89

The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2011. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2011 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	Total
By Accident year
2001 & Prior	$293	$3,023	$592	$657	$502	$759	$206	$300	$260	$299	$6,891
2002	—	(199)	(56)	180	36	(5)	2	(12)	(13)	(1)	(68)
2003	—	—	(122)	(237)	(31)	(126)	(21)	(6)	(20)	(10)	(573)
2004	—	—	—	(352)	(108)	(226)	(83)	(56)	(20)	(1)	(846)
2005	—	—	—	—	(103)	(214)	(133)	(47)	(91)	(5)	(593)
2006	—	—	—	—	—	(140)	(148)	(213)	(118)	(45)	(664)
2007	—	—	—	—	—	—	(49)	(113)	(156)	(71)	(389)
2008	—	—	—	—	—	—	—	(39)	1	(31)	(69)
2009	—	—	—	—	—	—	—	—	(39)	(13)	(52)
2010	—	—	—	—	—	—	—	—	—	245	245

Total	$293	$2,824	$414	$248	$296	$48	$(226)	$(186)	$(196)	$367	$3,882

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
Reserve changes for accident years 2001 & Prior
The largest impacts of net reserve re-estimates are shown in the “2001 & Prior” accident years. The reserve deterioration is driven, in part, by deterioration of reserves for asbestos, environmental, assumed casualty reinsurance, workers’ compensation, and general liability claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions.
The reserve re-estimates in calendar year 2003 include an increase in reserves of $2.6 billion related to reserve strengthening based on the Company’s evaluation of its asbestos reserves. The reserve evaluation that led to the strengthening in calendar year 2003 confirmed the Company’s view of the existence of a substantial long-term deterioration in the asbestos litigation environment. The reserve re-estimates in calendar years 2004 through 2006 were largely attributable to reductions in the reinsurance recoverable asset associated with older, long-term casualty liabilities, and unexpected development on mature claims in both general liability and workers’ compensation.
The reserve re-estimates during calendar year 2008 are largely driven by increases in asbestos, environmental and general liability reserves. The reserve re-estimates in calendar years 2009, 2010 and 2011 are largely due to increases in asbestos and environmental reserves, resulting from the Company’s annual evaluations of these liabilities. These reserve evaluations reflect deterioration in the litigation environment surrounding asbestos and environmental liabilities during this period.

Reserve changes for accident year 2002
Accident year 2002 is reasonably close to original estimates. However, it shows swings by calendar period, with some favorable development prior to calendar year 2005, largely offset by unfavorable development in calendar years 2005 through 2008. Reserve releases during calendar years 2003 and 2004 come largely from short-tail lines of business, where results emerge quickly and actual reported losses are predictive of ultimate losses. Reserve increases during calendar year 2005 were a result of unfavorable development on accident years prior to 2002 leading the Company to increase its estimate of unpaid losses for the 2002 accident year.
Reserve changes for accident years 2003 through 2007
Even after considering the 2007 calendar year reclassification of $347 IBNR reserves from accident years 2003 to 2006 to accident years 2002 and prior, accident years 2003 through 2007 show favorable development in calendar years 2004 through 2011. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005 and 2006, favorable re-estimates occurred for both loss and allocated loss adjustment expenses. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006. During calendar years 2005 through 2008, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims, driven, in part, by state regulatory reforms in California and Florida, underwriting actions, and expense reduction initiatives that had a greater impact in controlling costs than originally estimated. In 2007, the Company released reserves for package business claims as reported losses emerged favorably to previous expectations. In 2007 through 2009, the Company released reserves for general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were released in 2008 and 2009 related to the 2003 through 2007 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves of auto liability claims, within Consumer Markets, were released in 2008 due largely to an improvement in emerged claim severity for the 2005 to 2007 accident years.
Reserve changes for accident years 2008 through 2009
Accident years 2008 through 2009 remain reasonably close to original estimates. Modest favorable reserve re-estimates during calendar periods 2009 through 2011 are primarily related to liability lines of business.
Reserve changes for accident year 2010
Unfavorable reserve re-estimates in calendar year 2011 are largely driven by workers’ compensation. Loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends.

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
The most significant EGP based balances as of December 31, 2011 and 2010 are as follows:

	Individual Annuity		Individual Life		Retirement Plans		Life Other Operations
	2011	2010	2011	2010	2011	2010	2011	2010
DAC	$2,815	$3,251	$2,755	$2,633	$813	$820	$1,256	$1,652
SIA	$291	$329	$47	$45	$22	$23	$54	$41
URR	$90	$99	$1,570	$1,367	$—	$—	$39	$59
Death and Other Insurance Benefit Reserves	$1,103	$1,052	$228	$113	$1	$1	$975	$696
For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term weighted average rate of return is 8.3% and 5.9% for U.S. and Japan, respectively.
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
EGPs are also used to determine the expected excess benefits and assessments included in the measurement of death and other insurance benefit reserves. These excess benefits and assessments are derived from a range of stochastic scenarios that have been calibrated to the Company’s RTM separate account returns. The determination of death and other insurance benefit reserves is also impacted by discount rates, lapses, volatilities, mortality assumptions and benefit utilization, including assumptions around annuitization rates.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 23% and 40% as of December 31, 2011, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Unlocks
The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks for 2011, 2010 and 2009, were:
For the year ended December 31, 2011:

			Death and Other
Segment			Insurance
After-tax (Charge) Benefit	DAC	URR	Benefit Reserves	SIA	Total
Individual Annuity	$(162)	$6	$—	$(16)	$(172)
Individual Life	(50)	21	(40)	—	(69)
Retirement Plans	(44)	—	—	(1)	(45)
Life Other Operations	(74)	—	(173)	3	(244)

Total	$(330)	$27	$(213)	$(14)	$(530)

The Unlock charge for the year ended December 31, 2011 was driven primarily by assumption changes which reduced expected future gross profits including additional costs associated with implementing the Japan hedging strategy and the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return.
For the year ended December 31, 2010:

			Death and Other
Segment			Insurance Benefit
After-tax (charge) benefit	DAC	URR	Reserves	SIA	Total
Individual Annuity	$104	$1	$39	$(1)	$143
Individual Life	23	5	1	(1)	28
Retirement Plans	18	—	—	—	18
Life Other Operations	(62)	6	(23)	1	(78)

Total	$83	$12	$17	$(1)	$111

The Unlock benefit for the year ended December 31, 2010 was driven primarily by actual separate account returns above our aggregated estimated return. Also included in the benefit are assumption changes related to benefits from withdrawals and lapses, offset by hedging, annuitization estimates on Japan products, and long-term expected rate of return updates.
For the year ended December 31, 2009:

			Death and
Segment			Other Insurance
After-tax (charge) benefit	DAC	URR	Benefit Reserves	SIA	Total [1]
Individual Annuity	$(429)	$17	$(158)	$(36)	$(606)
Individual Life	(101)	54	(4)	—	(51)
Retirement Plans	(55)	—	—	(1)	(56)
Life Other Operations	(104)	6	(210)	(10)	(318)
Corporate	(3)	—	—	—	(3)

Total	$(692)	$77	$(372)	$(47)	$(1,034)

[1]	Includes $(49) related to DAC recoverability impairment associated with the decision to suspend sales in the U.K variable annuity business.
The Unlock charge for the year ended December 31, 2009 was driven primarily by actual separate account returns significantly below our aggregated estimated return for the first quarter of 2009, partially offset by actual returns being greater than our aggregated estimated return for the period from April 1, 2009 to December 31, 2009.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans
The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 5 of the Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and GMAB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. For further discussion on the impact of fair value changes from living benefits see Note 4 of the Notes to Consolidated Financial Statements and for a discussion on the sensitivities of certain living benefits due to capital market factors see Variable Product Guarantee Risks and Risk Management.
Goodwill Impairment
Goodwill balances are reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. During the fourth quarter of 2011, the Company changed the date of its annual impairment test for all reporting units to October 31st from January 1st for Wealth Management reporting units, June 30th for Federal Trust Corporation within Corporate, and October 1st for Property & Casualty Commercial and Consumer Markets. As a result, all reporting units performed an impairment test on October 31, 2011 in addition to the annual impairment tests performed on January 1st or October 1st as applicable. The change was made to be consistent across all reporting units and to more closely align the impairment testing date with the long-range planning and forecasting process. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of impairment. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2011, without applying information that has been learned since those periods, the Company has prospectively applied the change in the annual goodwill impairment testing date from October 31, 2011.
The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, and assets under management for certain Wealth Management reporting units and the weighted average cost of capital used for purposes of discounting. In the case of one business unit, a market comparison approach is used to determine fair value. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
A reporting unit is defined as an operating segment or one level below an operating segment. Most of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. In 2011 and 2010, The Hartford changed its reporting segments with no change to reporting units. The group disability and group life components of Group Benefits have been aggregated into one reporting unit; the homeowners and automobile components of Consumer Markets have been aggregated into one reporting unit; the variable life, universal life and term life components of Individual Life have been aggregated into one reporting unit; the 401(k), 457 and 403(b) components of Retirement Plans have been aggregated into one reporting unit; the retail mutual funds component of Mutual Funds has been aggregated into one reporting unit. In circumstances where the components of an operating segment constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component such as Hartford Financial Products, the Company has classified those components as reporting units. Goodwill associated with the June 30, 2000 buyback of Hartford Life, Inc. was allocated to each of Hartford Life’s reporting units based on the reporting units’ fair value of in-force business at the time of the buyback. Although this goodwill was allocated to each reporting unit, it is held in Corporate for segment reporting.

As of December 31, 2011, goodwill has been allocated to the following reporting units:

	Segment	Goodwill in
	Goodwill	Corporate	Total
Group Benefits	$—	$138	$138
Consumer Markets	119	—	119
Individual Life	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251

Total	$589	$417	$1,006

As of December 31, 2010, goodwill has been allocated to the following reporting units:

	Segment	Goodwill in
	Goodwill	Corporate	Total
Hartford Financial Products within Property & Casualty Commercial	$30	$—	$30
Group Benefits	—	138	138
Consumer Markets	119	—	119
Individual Life	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Federal Trust Corporation within Corporate	—	15	15

Total	$619	$432	$1,051

During the second quarter of 2011, the Company wrote off the remaining $15 of goodwill associated with the Federal Trust Corporation (“FTC”) reporting unit within Corporate due to the announced divestiture of FTC. The write-off of the FTC reporting unit goodwill was recorded as a loss on disposal within discontinued operations.
The Company completed its annual goodwill assessment for the reporting units within the Property & Casualty Commercial and Consumer Markets operating segments on October 1, 2011. The Consumer Markets reporting unit completed its annual goodwill assessment on October 1, 2011 and again on October 31, 2011 which resulted in no impairment of goodwill. In both tests, the reporting unit passed the first step of their annual impairment tests with a significant margin. The annual goodwill assessment for the Property & Casualty Commercial reporting unit that was performed on October 1, 2011 resulted in a write-down of goodwill of $30, pre-tax leaving no remaining goodwill. The results of the discounted cash flow calculations indicated that the fair value of the reporting unit was less than the carrying value; this was due primarily to a decrease in future expected underwriting cash flows. The decrease in future expected underwriting cash flows is driven by an expected reduction in written premium in the short term as the Company maintains pricing discipline in a downward market cycle, while retaining long term capabilities for future opportunities.
The Company completed its annual goodwill assessment for the individual reporting units within the Wealth Management operating segment and Corporate, except for the FTC reporting unit, as noted above, on January 1, 2011 and October 31, 2011, which resulted in no impairment of goodwill. In both tests, the reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit at the January 1, 2011 test. The Individual Life reporting unit had a margin of less than 10% between fair value and book value on January 1, 2011. As of the October 31, 2011 impairment test, the Individual Life reporting unit had a fair value in excess of book value of approximately 15%, a modest improvement from the January 1, 2011 results due to improving cost of capital.
The fair value of the Individual Life reporting unit is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, future business growth, earnings projections or the weighted average cost of capital.
See Note 8 of the Notes to Consolidated Financial Statements for information on the results of goodwill impairment tests performed in 2010 and 2009.
Valuation of Investments and Derivative Instruments
The fair value of AFS securities, fixed maturities, at fair value using the fair value option (“FVO”), equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments Section in Note 4 of the Notes to Consolidated Financial Statements.

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
Valuation of Derivative Instruments, excluding embedded derivatives within liability contracts and reinsurance related derivatives
Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. The fair value of derivative instruments is determined using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2011 and 2010, 98% and 97%, respectively, of derivatives based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion, see the Derivative Instruments, including embedded derivatives within the investments section in Note 4 of the Notes to Consolidated Financial Statements.
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
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 4.75% and 4.50% were the appropriate discount rates as of December 31, 2011 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 4.75% and 4.50% discount rates will also be used to determine the Company’s 2012 pension and other postretirement expense, respectively. At December 31, 2010, the discount rate was 5.50% and 5.25% for pension and other postretirement expense, respectively.
As of December 31, 2011, a 25 basis point increase/decrease in the discount rate would decrease/increase the pension and other postretirement obligations by $157 and $10, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2011. This assumption will be used to determine the Company’s 2012 expense. The long-term rate of return assumption at December 31, 2010, that was used to determine the Company’s 2010 expense, was 7.30%.
Pension expense reflected in the Company’s results was $213, $186 and $137 in 2011, 2010 and 2009, respectively. The Company estimates its 2012 pension expense will be approximately $246, based on current assumptions. To illustrate the impact of these assumptions on annual pension expense for 2012 and going forward, a 25 basis point decrease in the discount rate will increase pension expense by approximately $18 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $11.
The Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual asset returns for the plans of $613 and $434 for the years ended December 31, 2011 and 2010, respectively, as compared to expected returns of $298 and $286 for the years ended December 31, 2011 and 2010, respectively, will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. The level of actuarial net loss continues to exceed the allowable amortization corridor. Based on the 4.75% discount rate selected as of December 31, 2011 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2011 will decrease annual pension expense in future years. The decrease in pension expense will be approximately $13 in 2012 and will increase ratably to a decrease of approximately $95 in 2017.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2011, including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $95, relating mostly to foreign net operating losses, as of December 31, 2011 and was $173 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $86, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
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
The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement amounts are subject to significant changes. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. In view of the uncertainties regarding the outcome of these matters, as well as the tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s results of operations or liquidity in a particular quarterly or annual period.

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is a financial holding company for a group of subsidiaries that provide property and casualty and life insurance and investment products to both individual and business customers in the United States and continues to administer business previously sold in Japan and the U.K.
The Company conducts business in four divisions, Commercial Markets, Consumer Markets, Wealth Management and Runoff Operations, each containing reporting segments. The Commercial Markets division consists of the reporting segments of Property & Casualty Commercial and Group Benefits. The Consumer Markets division is also the reporting segment. The Wealth Management division consists of the following reporting segments: Individual Annuity, Individual Life, Retirement Plans and Mutual Funds. The Runoff division consists of Life Other Operations and Property & Casualty Other Operations. For additional discussion regarding The Hartford’s reporting segments, see Note 3 of the Notes to Consolidated Financial Statements.
The Company derives its revenues principally from: (a) premiums earned for insurance coverages provided to insureds; (b) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverages are earned principally on a pro rata basis over the terms of the related policies in-force. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited through the sale of variable annuity and variable universal life products and from mutual funds. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Service fees principally include revenues from member contact center services provided through the AARP Health program.
Profitability over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses.
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
For a discussion on how The Hartford establishes property and casualty insurance product reserves, see “Property and Casualty Insurance Product Reserves, Net of Reinsurance” in the Critical Accounting Estimates section of MD&A and for further information on Unlocks, see “Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts” also in the Critical Accounting Estimates section of MD&A.

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
After-tax Margin, Core Earnings excluding Unlock
After-tax margin, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure after-tax margin, core earnings excluding Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in those businesses that may be obscured by the effect of realized gains (losses) and quarterly Unlocks. Unlocks occur when the Company determines based on actual experience or other evidence, that estimates of future gross profits should be revised. As the Unlock is a reflection of the Company’s new best estimates of future gross profits, the result of the Unlock and its impact distort the trend of after-tax margin. After-tax margin, excluding realized gains (losses) and Unlock, should not be considered as a substitute for After-tax margin and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, core earnings excluding Unlock, and after-tax margin when reviewing the Company’s performance. After-tax margin, core earnings excluding Unlock is calculated by dividing core earnings excluding Unlocks by total core revenues excluding Unlocks. A reconciliation of After-tax margin to After-tax margin, core earnings excluding Unlock for the year ended December 31, 2011, 2010 and 2009 is set forth in the After-tax Margin section within Key Performance Measures and Ratios. For additional information regarding the Unlock, see Critical Accounting Estimates within the MD&A.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S. GAAP measure. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the years ended December 31, 2011, 2010 and 2009 is set forth in the Combined ratio before catastrophes and prior year development section within Key Performance Measures and Ratios.

Core Earnings
Core earnings, a non-GAAP measure is an important measure of the Company’s operating performance. The Hartford believes that the measure core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses and discontinued operations. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of deferred policy acquisition costs (“DAC”) that tend to be highly variable from period to period based on capital market conditions. The Hartford believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives and net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Core earnings is also used by management to assess our operating performance and is one of the measures considered in determining incentive compensation for the Company’s managers. Net income is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income and does not reflect the overall profitability of the Company’s business. Therefore, The Hartford believes that it is useful for investors to evaluate both net income and core earnings when reviewing the Company’s performance. A reconciliation of net income to core earnings for the years ended December 31, 2011, 2010 and 2009 is set forth below

	For the years ended December 31,
	2011	2010	2009
Core earnings	$970	$1,972	$797
Less: Realized gains (losses) excluded from core earnings	(394)	(228)	(1,680)
Less: Discontinued operations	86	(64)	(4)

Net income (loss)	$662	$1,680	$(887)

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
DAC amortization ratio, Core Earnings excluding Unlock
DAC amortization ratio, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure DAC amortization ratio, core earnings excluding Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly Unlocks. Unlocks occur when the Company determines, based on actual experience or other evidence, that estimates of future gross profits should be revised. The Unlock is a reflection of the Company’s new best estimates of future gross profits. The result of the Unlock and is impact distort the trend of DAC amortization ratio. DAC amortization ratio, core earnings excluding Unlock, should not be considered as a substitute for DAC amortization ratio and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both DAC amortization ratio, core earnings excluding Unlock, and DAC amortization ratio when reviewing the Company’s performance. DAC amortization ratio, core earnings excluding Unlock is calculated by dividing Core DAC amortization costs by pre-tax core earnings before DAC amortization costs. A reconciliation of DAC amortization ratio to DAC amortization ratio, core earnings excluding Unlock for the years ended December 31, 2011, 2010 and 2009 is set forth in the Individual Annuity Operating Summary with MD&A. For additional information regarding the Unlock, see Critical Accounting Estimates within the MD&A.
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
Net Investment Spread
Management evaluates performance of certain products based on net investment spread. These products include those that have insignificant mortality risk, such as fixed annuities, certain general account universal life contracts and certain institutional contracts. Net investment spread is determined by taking the difference between the earned rate (excluding the effects of realized capital gains and losses, including those related to the Company’s GMWB product and related reinsurance and hedging programs) and the related crediting rates on average general account assets under management. The net investment spreads are for the total portfolio of relevant contracts in each segment and reflect business written at different times. When pricing products, the Company considers current investment yields and not the portfolio average. The determination of credited rates is based upon consideration of current market rates for similar products, portfolio yields and contractually guaranteed minimum credited rates. Net investment spread can be volatile period over period, which can have a significant positive or negative effect on the operating results of each segment. The volatile nature of net investment spread is driven primarily by earnings on limited partnership and other alternative investments and prepayment premiums on securities. Investment earnings can also be influenced by factors such as changes in interest rates, credit spreads and decisions to hold higher levels of short-term investments. Net investment spread is calculated by dividing net investment earnings by average reserves using a 13-point average, less interest credited divided by average account value using a 13-point average.
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
Renewal earned pricing increase (decrease)
Written premiums are earned over the policy term, which is six months for certain personal lines auto business and 12 months for substantially all of the remainder of the Company’s property and casualty business. Because the Company earns premiums over the 6 to 12 month term of the policies, renewal earned pricing increases (decreases) lag renewal written pricing increases (decreases) by 6 to 12 months.
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
Return on Assets (“ROA”), Core Earnings excluding Unlock
ROA, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Hartford believes that the measure ROA, core earnings excluding Unlock, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses) or quarterly Unlocks. Unlocks occur when the Company determines, based on actual experience or other evidence, that estimates of future gross profits should be revised. As the Unlock is a reflection of the Company’s new best estimates of future gross profits. The result and its impact distort the trend of ROA. ROA, core earnings excluding Unlock, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings excluding Unlock, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings excluding Unlocks by a two-point average AUM. A reconciliation of ROA to ROA, core earnings excluding Unlock for the years ended December 31, 2011, 2010 and 2009 is set forth in the ROA section within Key Performance Measures and Ratios.

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

KEY PERFORMANCE MEASURES AND RATIOS
The Hartford considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the years ended December 31, 2011, 2010 and 2009. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
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

	2011	2010	2009
Property & Casualty Commercial
Combined ratio	104.5	89.7	85.9
Catastrophe ratio	5.4	2.7	0.9
Non-catastrophe prior year development	1.8	(6.3)	(6.3)

Combined ratio before catastrophes and prior year development	97.2	93.4	91.2

Consumer Markets
Combined ratio	101.5	99.0	97.2
Catastrophe ratio	12.0	7.8	5.9
Non-catastrophe prior year development	(2.7)	(2.4)	(1.0)

Combined ratio before catastrophes and prior year development	92.2	93.6	92.3

Year ended December 31, 2011 compared to the year ended December 31, 2010
•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development deteriorated primarily due to an increase in current accident year losses and loss adjustment expenses ratio before catastrophes, largely due to loss costs outpacing earned pricing increases predominantly related to workers compensation business.

•
Consumer Markets combined ratio before catastrophes and prior year development decreased primarily due to changes in the current accident year loss and loss adjustment expenses ratio before catastrophes, as a decrease for auto was partially offset by an increase for home. The decrease for auto was driven by the effect of earned pricing increases and lower estimated frequency on auto liability claims, which was partially offset by higher auto physical damage loss costs. The increase for home was primarily due to an increase in the frequency of non-catastrophe weather claims, partially offset by the effect of earned pricing increases.

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

Return on Assets
Return on assets is a key indicator of overall profitability for the Individual Annuity, Retirement Plans, Mutual Funds and Life Other Operations reporting segments as a significant portion of their earnings is based on average assets under management.

Ratios	2011		2010		2009
Individual Annuity [1]
ROA	(1.6	) bps	54.7	bps	(48.6	) bps
Effect of net realized losses, net of tax and DAC on ROA	(41.3	) bps	0.2	bps	(38.5	) bps
Effect of Unlock on ROA	(7.2	) bps	15.8	bps	(47.0	) bps

ROA, core earnings excluding Unlock	46.9	bps	38.7	bps	36.9	bps

Retirement Plans [1]
ROA	2.9	bps	9.7	bps	(54.8	) bps
Effect of net realized losses, net of tax and DAC on ROA	(0.7	) bps	(4.8	) bps	(46.4	) bps
Effect of Unlock on ROA	(7.5	) bps	5.4	bps	(11.4	) bps

ROA, core earnings excluding Unlock	11.1	bps	9.1	bps	3.0	bps

Mutual Funds [1]
ROA	10.5	bps	13.7	bps	8.8	bps
Effect of net realized gains/(losses), net of tax and DAC on ROA	—	bps	3.9	bps	—	bps

ROA, core earnings excluding Unlock	10.5	bps	9.8	bps	8.8	bps

Life Other Operations [1]
ROA	39.2	bps	(9.6	) bps	(74.5	) bps
Effect of net realized gains/(losses), net of tax and DAC on ROA	1.7	bps	(32.0	) bps	(51.7	) bps
Effect of Unlock on ROA	3.5	bps	(7.7	) bps	(32.4	) bps

ROA, core earnings excluding Unlock	34.0	bps	30.1	bps	9.6	bps

[1]
Proprietary mutual funds, Investment-Only mutual funds, Canadian mutual funds, and 529 college savings plans are reported in Mutual Funds in 2011 and 2010. Prior to 2010, proprietary mutual fund assets were included in Individual Annuity, Retirement Plans, and Mutual Funds, as those same assets generate earnings for each of these segments.

Year ended December 31, 2011 compared to year ended December 31, 2010
•
Individual Annuity’s ROA, core earnings excluding Unlock, increased in 2011 primarily due to the favorable impact of a flat DAC amortization rate on 2011 earnings and a DRD tax settlement benefit in 2011.

•
Retirement Plans’ ROA, core earnings excluding Unlock, increased in 2011 primarily due to increased fee and investment income resulting from higher average general account invested assets and favorable partnership income as well as a DRD tax settlement benefit.

•
Mutual Funds’ ROA, core earnings excluding Unlock, increased in 2011 primarily due to higher earnings from continuing operations resulting primarily from lower operating expenses in 2011. Assets under management and asset-based fee income were unfavorably impacted by declining equity market performance and increasing outflows over the course of 2011.

•
Life Other Operations’ ROA, core earnings excluding Unlock, increased in 2011 primarily due to a lower DAC amortization rate, as earnings increased in 2011 compared to 2010, and a DRD tax settlement benefit, offset in part by decreased investment income due to lower average account values in 2011 as compared to 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009
•
Individual Annuity’s ROA, core earnings excluding Unlock, increased in 2010 primarily due to improved net investment income on limited partnerships and other alternative investments, a lower DAC amortization rate, lower operating expenses associated with the restructuring of operations.

•
Retirement Plans’ ROA, core earnings excluding Unlock, increased in 2010 primarily due to improved performance on limited partnerships and other alternative investments in 2010, and was driven by improvement in the equity markets, which led to increased account values and increased deposit activity.

•
Mutual Funds’ ROA, core earnings excluding Unlock, increased in 2010 primarily due to improvement in the equity markets, which enabled this line of business to partially return to scale, and the impact of lower operating expenses, partially offset by the addition of proprietary mutual fund assets to this line of business, which has a lower ROA level than the non-proprietary mutual fund business.

•
Life Other Operations’ ROA, core earnings excluding Unlock, increased in 2010 primarily due to lower operating expenses in 2010 and the absence of 3 Win charges recognized in the first quarter of 2009.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Individual Life and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	2011	2010	2009
Individual Life
After-tax margin	9.6%	17.9%	1.3%
Effect of net realized gains (losses), net of tax and DAC on after-tax margin	1.3%	1.3%	(6.6%)
Effect of Unlock on after-tax margin	(5.5%)	1.7%	(4.7%)

After-tax margin, core earnings excluding Unlock	13.8%	14.9%	12.6%

Group Benefits
After-tax margin (excluding buyouts)	2.0%	3.9%	4.2%
Effect of net realized gains (losses), net of tax on after-tax margin	0.1%	0.5%	(1.5%)

After-tax margin (excluding buyouts), excluding realized gains (losses)	1.9%	3.4%	5.7%

Year ended December 31, 2011 compared to year ended December 31, 2010
•
Individual Life’s after-tax margin, core earnings excluding Unlock, decrease was primarily due to increased benefits, losses and expenses and increased mortality costs, partially offset by increased net investment income.

•
The decrease in Group Benefits’ after-tax margin (excluding buyouts), excluding realized gains (losses), was primarily due to higher mortality and morbidity driven by elevated incidence and lower claim terminations, and to a lesser extent, a decrease in fully insured ongoing premiums, driven by lower sales over the past year, as well as from a challenging economic environment.

Year ended December 31, 2010 compared to year ended December 31, 2009
•
Individual Life’s after-tax margin, core earnings excluding Unlock, increase was primarily due to lower DAC amortization and net realized capital gains in 2010 compared to net realized capital losses in 2009.

•
Group Benefits’ after-tax margin (excluding buyouts), excluding realized gains (losses), decrease was primarily due to a higher loss ratio from unfavorable morbidity driven by lower claim terminations on disability business.

Investment Results
Composition of Invested Assets

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$81,809	78.3%	$77,820	79.2%
Fixed maturities, at fair value using the fair value option	1,328	1.3%	649	0.7%
Equity securities, AFS, at fair value	921	0.9%	973	1.0%
Mortgage loans	5,728	5.5%	4,489	4.6%
Policy loans, at outstanding balance	2,001	1.9%	2,181	2.2%
Limited partnerships and other alternative investments	2,532	2.4%	1,918	2.0%
Other investments [1]	2,394	2.3%	1,617	1.6%
Short-term investments	7,736	7.4%	8,528	8.7%

Total investments excluding equity securities, trading	104,449	100.0%	98,175	100.0%
Equity securities, trading, at fair value [2]	30,499		32,820

Total investments	$134,948		$130,995

[1]	Primarily relates to derivative instruments.

[2]
As of December 31, 2011 and 2010, approximately $28.5 billion and $30.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes, Japan equity 21%, Japan fixed income (primarily government securities) 15%, global equity 21%, global government bonds 42%, and cash and other 1% for both periods presented.

Total investments increased since December 31, 2010 primarily due to increases in fixed maturities, AFS, mortgage loans and other investments, partially offset by a decline in equity securities, trading and short-term investments. The increase in fixed maturities, AFS, was largely the result of improved valuations as a result of declining interest rates, partially offset by credit spread widening. The increase in mortgage loans related to the funding of commercial whole loans, and the increase in other investments primarily related to increases in value of derivatives largely due to a decline in the equity market, strengthening of the Japanese yen in comparison to the U.S. dollar and a decline in interest rates. These increases were partially offset by a decline in equity securities, trading, primarily due to deteriorations in market performance of the underlying investments and net outflows, partially offset by the Japanese yen strengthening in comparison to the euro. The decline in short-term investments primarily relates to increased allocations to mortgage loans and limited partnerships and other alternative investments.
Net Investment Income (Loss)

	For the years ended December 31,
	2011		2010		2009
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$3,396	4.2%	$3,489	4.3%	$3,617	4.5%
Equity securities, AFS	36	3.8%	53	4.8%	93	6.5%
Mortgage loans	281	5.4%	260	5.2%	307	4.8%
Policy loans	131	6.1%	132	6.1%	139	6.3%
Limited partnerships and other alternative investments	243	12.0%	216	12.6%	(341)	(15.6%)
Other [3]	301		329		314
Investment expense	(116)		(115)		(112)

Total securities AFS and other	$4,272	4.4%	$4,364	4.5%	$4,017	4.1%
Equity securities, trading	(1,359)		(774)		3,188

Total net investment income (loss), before-tax	$2,913		$3,590		$7,205

Total securities, AFS and other excluding limited partnerships and other alternative investments	4,029	4.2%	4,148	4.3%	4,358	4.5%

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

Year ended December 31, 2011 compared to the year ended December 31, 2010
Total net investment income declined largely due to equity securities, trading, resulting from a market decline of the underlying investment funds supporting the Japanese variable annuity product and net outflows, partially offset by the Japanese yen strengthening in comparison to the euro. Also contributing to the decline was lower income on fixed maturities resulting from the proceeds from sales being reinvested at lower rates. These declines were partially offset by an increase in limited partnership and other alternative investment income due to additional allocations to this asset class and strong private equity and real estate returns, as well as an increase in mortgage loan income due to additional investments in commercial whole loans. The Company’s expectation for 2012, based on the current interest rate and credit environment, is that reinvestment rates will be slightly lower than maturing securities; however, the Company has increased its investment in certain higher yielding asset classes, such as commercial mortgage loans and a modest amount of high-yield securities. Therefore, the Company expects the 2012 portfolio yield, excluding limited partnerships, to be relatively consistent with 2011.
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
Net Realized Capital Gains (Losses)

	For the years ended December 31,
	2011	2010	2009
Gross gains on sales	$693	$836	$1,056
Gross losses on sales	(384)	(522)	(1,397)
Net OTTI losses recognized in earnings	(174)	(434)	(1,508)
Valuation allowances on mortgage loans	24	(154)	(403)
Japanese fixed annuity contract hedges, net [1]	3	27	47
Periodic net coupon settlements on credit derivatives/Japan	(10)	(17)	(49)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(397)	89	1,464
U.S. macro hedge program	(216)	(445)	(733)

Total U.S. program	(613)	(356)	731
International program	775	11	(112)

Total results of variable annuity hedge program	162	(345)	619
Other, net [2]	(459)	(2)	(369)

Net realized capital gains (losses), before-tax	$(145)	$(611)	$(2,004)

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
Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales
•     Gross gains and losses on sales for the year ended December 31, 2011 were predominately from investment grade corporate securities, U.S. Treasuries, municipal bonds and commercial real estate related securities. These sales were the result of reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.

•     Gross gains and losses on sales for the year ended December 31, 2010 were predominantly from sales of investment grade corporate securities in order to take advantage of attractive market opportunities, as well as sales of U.S. Treasuries related to tactical repositioning of the portfolio.

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

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Valuation allowances on mortgage loans	• For further information, see Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

Variable annuity hedge program
•     For the year ended December 31, 2011, the loss on U.S. GMWB related derivatives, net, was primarily due to a decrease in long-term interest rates that resulted in a charge of ($283) and a higher interest rate volatility that resulted in a charge of ($84). The loss on U.S. macro hedge program for the year ended December 31, 2011 was primarily driven by time decay and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter. The gain associated with the international program for the year ended December 31, 2011 was primarily driven by the Japanese yen strengthening, lower global equity markets, and a decrease in interest rates.

•     For the year ended December 31, 2010, the gain on U.S. GMWB derivatives, net, was primarily due to liability model assumption updates of $159 and lower implied market volatility of $118, and outperformance of the underlying actively managed funds as compared to their respective indices of $104, partially offset by losses due to a general decrease in long-term rates of ($158) and rising equity markets of ($90). The net loss on the U.S. macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.

•     For the year ended December 31, 2009, the gain on GMWB derivatives, net, was primarily due to liability model assumption updates related to favorable policyholder experience of $566, the relative outperformance of the underlying actively managed funds as compared to their respective indices of $550, and the impact of the Company’s own credit standing of $154. Additional net gains of $56 resulted from lower implied market volatility and a general increase in long-term interest rates, partially offset by rising equity markets. The net loss on the U.S. macro hedge program was primarily the result of a higher equity market valuation.

Other, net
•     Other, net loss for the year ended December 31, 2011, was primarily due to losses of ($148) on credit derivatives and fair value option securities driven by credit spread widening and losses of ($141) on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to appreciation of the Japanese yen versus the U.S. dollar. Additionally, losses of ($94) for the year ended December 31, 2011 resulted from equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in the equity market during the hedged period. Also included were losses of ($69) on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates.

•     Other, net loss for the year ended December 31, 2010 was primarily due to a loss of ($326) on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. This loss was partially offset by gains of $217 on credit derivatives driven by credit spread tightening, and gains of $59 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates.

•     Other, net loss for the year ended December 31, 2009 primarily resulted in net losses of ($463) on credit derivatives where the Company purchased credit protection due to credit spread tightening and approximately ($300) from contingent obligations associated with the Allianz transaction. These losses were partially offset by gains of $155 on credit derivatives that assume credit risk due to credit spread tightening, as well as $140 from a change in spot rates related to transactional foreign currency predominately on the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

PROPERTY & CASUALTY COMMERCIAL

Underwriting Summary	2011	2010	2009
Written premiums	$6,176	$5,796	$5,715
Change in unearned premium reserve	49	52	(188)

Earned premiums	6,127	5,744	5,903
Losses and loss adjustment expenses
Current accident year before catastrophes	4,139	3,579	3,582
Current accident year catastrophes	320	152	78
Prior accident years	125	(361)	(394)

Total losses and loss adjustment expenses	4,584	3,370	3,266
Amortization of deferred policy acquisition costs	1,356	1,353	1,393
Underwriting expenses	443	426	399
Dividends to policyholders	18	5	10

Underwriting results	(274)	590	835
Net servicing income	13	9	6
Net investment income	910	935	755
Net realized capital gains (losses)	(50)	3	(209)
Goodwill impairment	(30)	—	—
Other expenses	(151)	(147)	(139)

Income from continuing operations before income taxes	418	1,390	1,248
Income tax expense	40	407	356

Income from continuing operations, net of tax	378	983	892
Income from discontinued operations, net of tax [1]	150	12	7

Net income	$528	$995	$899

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 20 of the Notes to Consolidated Financial Statements.

Premium Measures [1]	2011	2010	2009
New business premium	$1,097	$1,122	$1,101
Standard commercial lines policy count retention	82%	84%	81%
Standard commercial lines renewal written pricing increase (decrease)	4%	1%	(1%)
Standard commercial lines renewal earned pricing increase (decrease)	2%	—	(2%)
Standard commercial lines policies in-force as of end of period	1,252,820	1,211,047	1,159,759

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

Ratios	2011	2010	2009
Loss and loss adjustment expense ratio
Current accident year before catastrophes	67.6	62.3	60.7
Current accident year catastrophes	5.2	2.7	1.3
Prior accident years	2.0	(6.3)	(6.7)

Total loss and loss adjustment expense ratio	74.8	58.7	55.3
Expense ratio	29.4	31.0	30.4
Policyholder dividend ratio	0.3	0.1	0.2

Combined ratio	104.5	89.7	85.9

Catastrophe ratio
Current accident year	5.2	2.7	1.3
Prior accident years	0.2	—	(0.4)

Total catastrophe ratio	5.4	2.7	0.9

Combined ratio before catastrophes	99.1	87.1	84.9
Combined ratio before catastrophes and prior accident year development	97.2	93.4	91.2

Other revenues [1]	$97	$96	$103

[1]	Represents servicing revenues.

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011, as compared to the prior year, primarily due to a decrease in underwriting results due to higher current accident year losses, including catastrophes, and unfavorable prior accident years development in 2011 compared to favorable prior accident years development in 2010. The decrease in underwriting results was partially offset by the net realized capital gain on the sale of SRS. The annual goodwill assessment for the Property & Casualty Commercial reporting unit resulted in a write-down of goodwill of $30, pre-tax for the year ended December 31, 2011. For further discussion, see Goodwill and Other Intangible Assets within Note 8 of the Notes to Consolidated Financial Statements.
Current accident year catastrophe losses increased $168, pre-tax, from 2010 to 2011. In 2011, catastrophes primarily included severe thunderstorms and tornadoes in the Midwest and Southeast, Hurricane Irene in the Northeast, Tropical Storm Lee, and winter storms, earlier in the year, in the Northeast and Midwest. In 2010, catastrophes primarily included tornadoes, thunderstorms and hail events in the Midwest, Plains States and the Southeast and winter storms in the Mid-Atlantic and Northeast.
For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
The increase in earned premiums in 2011, is primarily due to improvements in workers’ compensation, driven by higher new business premium, renewal earned pricing increases and an increase in policies-in-force. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased for all standard commercial lines driven by improving market conditions.
Current accident year losses and loss adjustment expenses before catastrophes increased, due primarily to the increase in earned premiums for workers’ compensation, as well as an increase in the current accident year loss and loss adjustment expense ratio before catastrophes. The ratio increased primarily due to loss costs outpacing earned pricing increases driven by an increase in workers’ compensation claim frequency, partially offset by moderating severity, resulting in an increase in current accident year reserve strengthening.
Underwriting expenses increased in 2011, driven by an increase in technology costs, partially offset by a decrease in compensation related costs. The year ended December 31, 2011 included a $12 release of reserves for other state funds and taxes, while the year ended December 31, 2010 included strengthening of $20, which was due to an increase in the assessment for New York state funds and taxes. The change in dividends to policyholders is due to a decrease in 2010 of dividends payable primarily for workers’ compensation policyholders.
Net realized capital losses increased primarily due to losses on derivatives, partially offset by lower impairments. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. In addition, due to the availability of additional tax planning strategies, the Company released $22, or 100%, of the valuation allowance associated with investment realized capital losses in 2011. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.

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
Earned premiums decreased across most product lines, with the exception of workers compensation and specialty casualty. The effects of the economic downturn contributed to the decrease in earned premiums during 2010. Although earned premiums declined, several key measures showed improvement. New business written premium increased, driven by increases in specialty casualty and package business, partially offset by decreases in general liability, professional liability and marine. In addition, for standard commercial lines, policy count retention increased in all lines of business, due in part by an improvement in mid-term cancellations in 2010. Renewal earned pricing was flat for standard commercial lines, as an increase in package business and property was offset by a decrease in all other lines. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased for standard commercial lines driven by increases in property and workers compensation, partially offset by decreases in all other lines. Lastly, the number of policies-in-force increased, primarily due to the increase in policy count retention. The growth in policies in-force does not correspond directly with the change in earned premiums due to the effect of changes in earned pricing and changes in the average premium per policy.
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
Underwriting expenses increased in 2010, driven by an increase in taxes, licenses and fees of $19, which included a $5 increase in reserve strengthening for other state funds and taxes and a $7 reduction in TWIA assessments recognized in 2009 related to hurricane Ike. Also contributing to the increase were higher technology costs, partially offset by lower compensation-related costs. Amortization of deferred policy acquisition costs decreased, largely due to the decrease in earned premiums. The change in dividends to policyholders is due to a decrease in 2010 of dividends payable primarily for workers’ compensation policyholders.
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

GROUP BENEFITS

Operating Summary	2011	2010	2009
Premiums and other considerations	$4,147	$4,278	$4,350
Net investment income	411	429	403
Net realized capital gains (losses)	(3)	46	(124)

Total revenues	4,555	4,753	4,629
Benefits, losses and loss adjustment expenses	3,306	3,331	3,196
Amortization of deferred policy acquisition costs	55	61	61
Insurance operating costs and other expenses	1,104	1,111	1,120

Total benefits, losses and expenses	4,465	4,503	4,377
Income before income taxes	90	250	252
Income tax expense	—	65	59

Net income	$90	$185	$193

Premiums and other considerations	2011	2010	2009
Fully insured — ongoing premiums	$4,036	$4,166	$4,309
Buyout premiums	49	58	—
Other	62	54	41

Total premiums and other considerations	$4,147	$4,278	$4,350

Fully insured ongoing sales, excluding buyouts	$505	$583	$741

Ratios, excluding buyouts	2011	2010	2009
Loss ratio	79.5%	77.6%	73.5%
Loss ratio, excluding financial institutions	84.5%	82.8%	77.8%
Expense ratio	28.3%	27.8%	27.1%
Expense ratio, excluding financial institutions	23.7%	23.3%	22.6%
Group Benefits has a block of financial institution business that is experience rated. This business comprised approximately 9% to 10% of the segment’s 2011, 2010 and 2009 premiums and other considerations (excluding buyouts). With respect to the segment’s core earnings, the financial institution business comprised 2% for 2011, 6% for 2010, 2% for 2009, excluding a one-time payment to a third party administrator in 2011 and a commission accrual adjustment in 2009.
Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased, relative to prior year, primarily due to higher mortality and morbidity driven by elevated incidence and lower claim terminations, and to a lesser extent, a decrease in fully insured ongoing premiums, driven by lower sales over the past year, as well as, from a challenging economic environment.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. In addition, due to the availability of additional tax planning strategies, the Company released $5 or 100% of the valuation allowance associated with investment realized capital losses in 2011. For further discussion, see Income Taxes within Note 13 of the Notes to Consolidated Financial Statements.
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

CONSUMER MARKETS

Operating Summary	2011	2010	2009
Written premiums	$3,675	$3,886	$3,995
Change in unearned premium reserve	(72)	(61)	36

Earned premiums	3,747	3,947	3,959
Losses and loss adjustment expenses
Current accident year before catastrophes	2,536	2,737	2,707
Current accident year catastrophes	425	300	228
Prior accident years	(75)	(86)	(33)

Total losses and loss adjustment expenses	2,886	2,951	2,902
Amortization of deferred policy acquisition costs	639	667	674
Underwriting expenses	279	290	273

Underwriting results	(57)	39	110
Net servicing income	19	35	29
Net investment income	187	187	178
Net realized capital gains (losses)	(11)	—	(52)
Other expenses	(162)	(66)	(77)

Income (loss) before income taxes	(24)	195	188
Income tax expense (benefit)	(29)	52	48

Net income	$5	$143	$140

Written Premiums	2011	2010	2009
Product Line
Automobile	$2,562	$2,745	$2,877
Homeowners	1,113	1,141	1,118

Total	$3,675	$3,886	$3,995

Earned Premiums
Product Line
Automobile	$2,619	$2,806	$2,857
Homeowners	1,128	1,141	1,102

Total	$3,747	$3,947	$3,959

Premium Measures	2011	2010	2009
Policies in force at year end
Automobile	2,080,535	2,226,351	2,395,421
Homeowners	1,338,676	1,426,107	1,488,408

Total policies in force at year end	3,419,211	3,652,458	3,883,829

New business premium
Automobile	$298	$311	$455
Homeowners	$91	$106	$149
Policy count retention
Automobile	83%	83%	86%
Homeowners	84%	85%	86%
Renewal written pricing increase
Automobile	5%	6%	3%
Homeowners	8%	10%	5%
Renewal earned pricing increase
Automobile	6%	5%	4%
Homeowners	9%	7%	6%

Ratios and Supplemental Data	2011	2010	2009
Loss and loss adjustment expense ratio
Current accident year before catastrophes	67.7	69.4	68.4
Current accident year catastrophes	11.3	7.6	5.8
Prior accident years	(2.0)	(2.2)	(0.8)

Total loss and loss adjustment expense ratio	77.0	74.8	73.3
Expense ratio	24.5	24.2	23.9

Combined ratio	101.5	99.0	97.2

Catastrophe ratio
Current accident year	11.3	7.6	5.8
Prior accident years	0.7	0.3	0.1

Total catastrophe ratio	12.0	7.8	5.9

Combined ratio before catastrophes	89.5	91.2	91.3
Combined ratio before catastrophes and prior accident years development	92.2	93.6	92.3

Other revenues [1]	$156	$172	$154

[1]	Represents servicing revenues.

Product Combined Ratios	2011	2010	2009
Automobile	96.4	97.1	96.9
Homeowners	113.7	104.0	98.2

Total	101.5	99.0	97.2

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011, as compared to the prior year, due to higher current accident year catastrophes and a $113, pre-tax, charge, recorded in other expenses, related to the write off of capitalized costs associated with a discontinued policy administration software project.
Current accident year catastrophe losses increased from 2010 to 2011, driven by an increase in tornado and thunderstorm losses in the Midwest and Southeast of approximately $140, pre-tax. In 2011, catastrophes primarily included severe tornadoes, hail and thunderstorm events in the Midwest and Southeast and Hurricane Irene. In 2010, catastrophes primarily included tornadoes, hail and thunderstorm events in the Midwest, Plains States and the Southeast, as well as, a severe wind and hail storm event in Arizona.
Earned premiums decreased in auto and were down modestly for homeowners. For both auto and homeowners, non-renewal of existing policies more than offset the impacts of new business written premium and renewal earned pricing increases. Compared to 2010, the number of policies in-force as of December 31, 2011 decreased for both auto and home, driven by non-renewals.
Auto new business written premium decreased, primarily due to the effect of written pricing increases and underwriting actions that lowered the policy issue rate in Agency. Home new business written premium decreased in both AARP and Agency driven largely by the effect of written pricing increases. While auto and home new business written premium declined for the full year, new business increased in the latter part of the year with new business growth in both channels in the fourth quarter of 2011.
The higher auto renewal earned pricing in 2011 was due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Average renewal earned premium per policy for auto increased modestly as renewal earned pricing increases were partially offset by the effect of a continued shift to more preferred market business which has lower average earned premium. Homeowners’ renewal earned pricing increases were due to rate increases and increased coverage amounts. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums. The overall current accident year loss and loss adjustment expense ratio before catastrophes decreased during 2011 as a 2.6 point decrease for auto was partially offset by a 1.2 point increase for home. For auto, the effect of earned pricing increases and lower estimated frequency on auto liability claims was partially offset by higher auto physical damage loss costs. For home, an increase in the frequency of non-catastrophe weather claims was partially offset by the effect of earned pricing increases.
Amortization of deferred acquisition costs decreased largely due to a decline in commissions paid to agents due to lower Agency earned premium. The decrease in underwriting expenses was primarily driven by a decrease in reserves for other state funds and taxes. The decline in net servicing income in 2011 was largely due to lower contact center transaction volumes handled as a third party administrator under the AARP Health program.
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
Current accident year losses and loss adjustment expenses before catastrophes increased primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes for auto due to higher auto physical damage emerged frequency and higher expected auto liability loss costs relative to average premium. The current accident year loss and loss adjustment expense ratio before catastrophes for home increased primarily due to an increase in loss adjustment expenses, partially offset by the effect of earned pricing increases.
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
Earned premiums decreased in 2010, as lower earned premiums in auto were partially offset by an increase in homeowners. Auto earned premiums were down reflecting a decrease in new business written premium and policy count retention since the fourth quarter of 2009 and a decrease in average renewal earned premium per policy. Homeowners’ earned premiums grew primarily due to the effect of increases in earned pricing, partially offset by a decrease in new business written premium and policy count retention.
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
The change in auto renewal earned pricing was flat due to rate increases and the effect of policyholders purchasing newer vehicle models in place of older models. Despite auto renewal earned pricing increasing, average renewal earned premium per policy for auto declined due to a shift to more preferred market segments and a greater concentration of business in states and territories with lower average premium. Homeowners’ renewal earned pricing increased due to rate increases and increased coverage amounts reflecting higher rebuilding costs. For both auto and home, the Company has increased rates in certain states for certain classes of business to maintain profitability in the face of rising loss costs.
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
The expense ratio increased due largely to an increase in legal settlement costs in 2010 and higher amortization of acquisition costs on AARP business, partially offset by lower direct marketing spend for consumer direct business. Also contributing to the increase in the expense ratio was a reduction of TWIA hurricane assessments in 2009 largely offset by an increase in reserves for other state funds and taxes in 2009.
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

INDIVIDUAL ANNUITY

Operating Summary	2011	2010	2009
Fee income and other	$1,411	$1,493	$1,472
Earned premiums	249	223	(7)
Net investment income	768	814	771
Net realized capital losses	(591)	(339)	(7)

Total revenues	1,837	2,191	2,229
Benefits, losses and loss adjustment expenses	1,106	1,054	1,310
Amortization of DAC	483	(56)	1,339
Insurance operating costs and other expenses	536	542	505

Total benefits, losses and expenses	2,125	1,540	3,154
Income (loss) before income taxes	(288)	651	(925)
Income tax expense (benefit)	(274)	124	(481)

Net income (loss)	$(14)	$527	$(444)

Assets Under Management [1]	2011	2010	2009
Fixed MVA annuity and other account values	$11,631	12,223	12,110
Variable annuity account values	68,760	83,013	84,679

Total assets under management	$80,391	$95,236	$96,789

Account Value Roll Forward	2011		2010		2009
Variable Annuities
Account value, beginning of period	$83,013		$119,387		$105,921
Transfers affecting beginning of period [1]	—		(34,708)		(31,343)

Account value, beginning of period, as adjusted	$83,013		$84,679		$74,578
Net flows	(11,552)		(9,966)		(7,122)
Change in market value and other	(2,701)		8,300		17,223

Account value, end of period	$68,760		$83,013		$84,679

Net Investment Spread	17	bps	27	bps	1	bps

Expense Ratios
General insurance expense ratio	23.5	bps	22.4	bps	24.1	bps

DAC amortization ratio	247.7%		(9.4%)		323.4%
Effect of realized gains (losses) on DAC amortization	(183.3%)		39.3%		(141.4%)
Effect of Unlocks on DAC amortization	(12.0%)		22.4%		(120.1%)

DAC amortization ratio, core earnings, excluding Unlock	52.4%		52.3%		62.0%

[1]	International and institutional annuities were transferred retrospectively to Life Other Operations.

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011 compared to 2010 primarily due to an Unlock charge taken in 2011 compared to an Unlock benefit in 2010 and increased net realized capital losses in 2011. Additionally, lower account values driven by equity performance and net outflows resulted in lower fee income.
The Unlock charge was $172, after-tax, in 2011 as compared to an Unlock benefit of $143, after-tax, in 2010. The Unlock charge in 2011 was due to the annual assumption update which reflected additional hedging costs incurred in 2011 resulting in increased benefits losses and loss adjustment expenses and DAC amortization. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
The higher net realized capital losses in 2011 were primarily due to increased losses on the variable annuity hedging program. The variable annuity hedging program losses were $613 in 2011 compared with losses of $356 in 2010. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Net investment spread decreased by 10 bps in 2011 compared to 2010 primarily due to lower returns on partnership, derivative and other alternative investments. Yields decreased by 28 bps due to a lower interest rate environment, however, this decrease was offset by a benefit of 18 bps from lower crediting rates related to maturities of older contracts with higher crediting rates or contract renewals with current lower crediting rates.
Individual Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on annuity products. Income taxes include separate account DRD benefits of $155 in 2011 compared to $108 in 2010. Included in the 2011 separate account benefit is a tax benefit of $51 including $6 interest related to a DRD settlement. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.
Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased in 2010 compared to 2009 primarily due to significant improvements in the equity markets, which resulted in an Unlock benefit in 2010 as compared to an Unlock charge in 2009, as well as continued market value appreciation in account value resulting in increased fee income, and due to continued expense reduction efforts in 2010.
The Unlock benefit was $143, after-tax, in 2010 as compared to an Unlock charge of $606, after-tax, in 2009. The benefit in 2010 was primarily due to equity market improvements that were greater than expectations for the year ended December 31, 2010, while 2009’s charge was primarily the result of equity market performance significantly below expectations for the first quarter of 2009. The Unlock resulted in decreases to both benefits, losses and loss adjustment expenses and amortization of DAC. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
The higher net realized capital losses in 2010 were primarily due to losses on the variable annuity hedging program compared to gains in 2009, partially offset by lower impairment losses in 2010 and net realized gains on sales of securities in 2010 compared to net realized losses in 2009. The variable annuity hedging program losses were $356 in 2010 compared with gains of $731 in 2009. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Net investment income on securities available-for-sale and other increased slightly due to improving investments results on limited partnership and other alternative investments.
Net investment spread increased by 26 bps in 2010 compared to 2009 primarily due to an increase in partnership returns, partially offset by declines in fixed maturities. Yields decreased by 7 bps due to a lower interest rate environment, however, this decrease was offset by a benefit of 33 bps from lower crediting rates related to maturities of older contracts with higher crediting rates or contract renewals with current lower crediting rates.
Individual Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on U.S. annuity products. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.

INDIVIDUAL LIFE

Operating Summary	2011		2010		2009
Fee income and other	$1,001		$952		$1,027
Earned premiums	(102)		(96)		(87)
Net investment income	456		400		335
Net realized capital gains (losses)	30		24		(145)

Total revenues	1,385		1,280		1,130
Benefits, losses and loss adjustment expenses	816		644		640
Insurance operating costs and other expenses	182		181		188
Amortization of DAC	221		119		314

Total benefits, losses and expenses	1,219		944		1,142
Income (loss) before income taxes	166		336		(12)
Income tax expense (benefit)	33		107		(27)

Net income	$133		$229		$15

Account Values
Individual variable universal life insurance	$5,535		$6,115		$5,766
Universal life, interest sensitive whole life, modified guaranteed life insurance and other	6,765		6,128		5,693

Total account values	$12,300		$12,243		$11,459

Individual Life Insurance In-force
Variable universal life insurance	$69,716		$74,044		$78,671
Universal life, interest sensitive whole life, modified guaranteed life insurance	64,006		58,789		56,030
Term life	81,494		75,797		69,968

Total life insurance in-force	$215,216		$208,630		$204,669

Net Investment Spread	153	bps	145	bps	81	bps

Death Benefits	$423		$362		$346

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011 compared to 2010 largely due to an Unlock charge taken in 2011 compared to an Unlock benefit in 2010 and unfavorable mortality in 2011, partially offset by an increase in net investment income driven by higher invested assets and favorable partnership income.
The Unlock charge was $69, after-tax, for 2011 compared to an Unlock benefit of $28, after-tax, for 2010. The Unlock charge in 2011 was due to the annual assumption update completed in the third quarter and resulted in an increase in fee income, benefit and claim expense and DAC amortization. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Net investment spread increased by 8 bps in 2011 compared to 2010. While yields were down slightly compared to 2010, the increase in spread was driven by lower crediting rates on new business written relative to in-force business with higher crediting rates.
The increase in death benefits for 2011 compared to 2010 was due to unfavorable mortality experience due to higher reinsurance retention relative to 2010 but within expected levels of volatility for 2011.
Individual Life’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income taxes include separate account DRD benefits of $17 and $13 for the years ended December 31, 2011 and 2010, respectively. The separate account DRD benefit for the year ended December 31, 2011 includes $5 related to a DRD settlement.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased in 2010 compared to 2009 primarily due to net realized capital gains and Unlock benefit in 2010. In addition, Individual Life’s net income increased, excluding the improvements to net realized gains and an Unlock benefit, due to improvements in the segment’s individual life business.
Individual Life’s net realized gains in 2010 compared to net realized capital losses in 2009 were primarily due to lower losses from impairments. For further discussion on impairments, see Other-Than-Temporary Impairments within the Investment Credit Risk section of the MD&A.
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
Net investment income increased primarily due to improved performance of limited partnerships and other alternative investments and earnings on a higher average invested asset base in 2010 compared to 2009, partially offset by lower yields on fixed maturity investments. Net investment spread increased by 64 bps in 2010 compared to 2009 driven by improved investment yields of 33 bps and decreased crediting rates of 31 bps. The lower crediting rates related to maturities of older contracts with higher crediting rates or contract renewals with current lower crediting rates.
Individual Life’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD, partially offset by a valuation allowance on deferred tax benefits related to certain realized losses in 2010. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.

RETIREMENT PLANS

Operating Summary	2011		2010		2009
Fee income and other	$373		$352		$321
Earned premiums	7		7		3
Net investment income	396		364		315
Net realized capital losses	(10)		(18)		(333)

Total revenues	766		705		306
Benefits, losses and loss adjustment expenses	308		278		269
Insurance operating costs and other expenses	354		340		346
Amortization of DAC	134		27		56

Total benefits, losses and expenses	796		645		671
Income (loss) before income taxes	(30)		60		(365)
Income tax expense (benefit)	(45)		13		(143)

Net income (loss)	$15		$47		$(222)

Assets Under Management	2011		2010		2009
401(k) account values	$21,124		$20,291		$16,142
403(b)/457 account values	12,775		12,649		11,116
401(k)/403(b) mutual funds	18,403		19,578		16,704

Total assets under management	$52,302		$52,518		$43,962

Assets Under Management Roll Forward	2011		2010		2009
Assets under management, beginning of period	$52,518		$43,962		$37,036
Net flows	761		1,545		(1,142)
Transfers in and reclassifications [1]	267		1,488		—
Change in market value and other	(1,244)		5,523		8,068

Assets under management, end of period	$52,302		$52,518		$43,962

Net Investment Spread	98	bps	99	bps	66	bps

[1]
Lifetime Income and Maturity Funding business of $194 was transferred from Individual Annuity to Retirement Plans effective January 1, 2010. Also in 2010, the Company identified specific plans that required reclassification of $1.3 billion from AUA to AUM.

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011 compared to 2010 due largely to the Unlock charge taken in the third quarter compared to an Unlock benefit in 2010, partially offset by a favorable one-time true up in tax expense.
The Unlock charge was $45, after-tax, in 2011 as compared to an Unlock benefit of $18, after-tax, in 2010. The Unlock charge in 2011 was primarily due to the annual assumption update completed in the third quarter. The most significant assumption changes related to reduced investment spread in the general account delayed projected expense benefits and increased trail commissions due to the mix of business. Each of these items reduces expected future gross profits. The benefit in 2010 was primarily due to assumption changes based on actual experience and to a lesser extent from the market performance variance to expectations. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.
Net investment income increased in 2011 compared to 2010 although portfolio yields were lower in 2011. Net investment spread decreased by 1 bps driven by lower yields of 12 bps on higher average general account invested assets and favorable partnership income, offset by lower crediting rates of 11 bps.
Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. For 2011 and 2010 income taxes include separate account DRD benefits of $25 and $18, respectively. Included in the separate account benefit for 2011 is a $4 benefit related to a DRD settlement and a $2 benefit related to a true up the 2010 tax year provision. In addition, due to the availability of additional tax planning strategies, the Company released $10 or 100% of the valuation allowance associated with realized capital losses during 2011. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.

Year ended December 31, 2010 compared to the year ended December 31, 2009
Retirement Plans’ net income in 2010 compared to a net loss in 2009 was primarily due to significant improvements in net realized capital losses, as well as higher net investment income and improvements in the equity markets which resulted in an Unlock benefit in 2010 as compared to an Unlock charge in 2009 and continued market value appreciation in AUM which resulted in increased fee income and other.
Net realized capital losses were lower in 2010 compared to 2009 due to lower losses from impairments, derivatives, and trading losses compared to 2009.
Net investment income increased in 2010 compared to 2009 primarily due to the improved performance from limited partnerships and other alternative investments and higher average general account invested assets compared to 2009. Correspondingly, the improvements in performance on limited partnerships and other alternative investments drove an increase in the net investment spread of 33 bps, partially offset by lower returns on fixed maturity securities. Net investment spread also improved due to lower crediting rates of 8 bps.
The Unlock benefit was $18, after-tax, in 2010 as compared to an Unlock charge of $56, after-tax, in 2009. The benefit in 2010 was primarily due to assumption changes based on actual experience and to a lesser extent from the market performance variance to expectations for the year ended December 31, 2010, while 2009’s charge was primarily the result assumption changes based on actual experience and equity market performance significantly below expectations. The Unlock primarily resulted in a decrease to amortization of DAC. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
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

MUTUAL FUNDS

Operating Summary	2011	2010	2009
Fee income and other	$649	$664	$518
Net investment loss	(3)	(8)	(21)
Net realized capital gains (loss)	1	—	—

Total revenues	647	656	497
Insurance operating costs and other expenses	448	458	395
Amortization of DAC	47	51	50

Total benefits, losses and expenses	495	509	445
Income from continuing operations, before income taxes	152	147	52
Income tax expense	54	52	18

Income from continuing operations	98	95	34
Income from discontinued operations, net of tax [1]	—	37	—

Net income	$98	$132	$34

Assets Under Management	2011	2010	2009
Retail mutual fund assets	$40,228	$48,753	$42,829
Investment Only mutual fund assets	6,983	6,659	—
529 College Savings Plan and Canadian mutual fund assets	1,557	1,472	1,202

Total non-proprietary and Canadian mutual fund assets	48,768	56,884	44,031
Proprietary mutual fund assets	36,770	43,602	—

Total mutual fund assets under management	$85,538	$100,486	$44,031

Non-Proprietary and Canadian Mutual Fund AUM Roll Forward	2011	2010	2009
Non-Proprietary and Canadian Mutual Fund AUM, beginning of period	$56,884	$44,031	$32,710
Transfers in (out) [2]	—	5,617	(826)
Net flows	(4,378)	2,750	2,115
Change in market value and other	(3,738)	4,486	10,032

Non-Proprietary and Canadian Mutual Fund AUM, end of period	$48,768	$56,884	$44,031

Proprietary Mutual Fund AUM Roll Forward	2011	2010	2009
Proprietary Mutual Fund AUM, beginning of period	$43,602	$—	$—
Transfers in [3]	—	43,890	—
Net flows	(5,797)	(5,334)	—
Change in market value	(1,035)	5,046	—

Proprietary Mutual Fund AUM, end of period	$36,770	$43,602	$—

[1]
Represents income from discontinued operations, net of tax of Hartford Investments Canada Corporation (“HICC”). For additional information, see Note 20 of the Notes to Consolidated Financial Statements.

[2]
Canadian and Offshore businesses were transferred to International Annuity within Life Other Operations effective January 1, 2009. Investment-only and Canadian mutual fund assets were transferred from Life Other Operations effective January 1, 2010.

[3]	Proprietary mutual fund assets under management are included in the Mutual Fund reporting segment effective January 1, 2010.
Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011 primarily due to discontinued operations. The decline in income from discontinued operations in 2011 compared to 2010 is due to the sale of the Canadian mutual fund operations, which closed in December 2010. Net income from continuing operations increased compared to 2010 due to a decline in expenses largely due to a capital infusion to the Money Market Funds in the third quarter of 2010.
Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased in 2010 compared to 2009 due to the inclusion of a net realized gain on the sale of Canadian mutual fund operations of $41 after-tax, within income from discontinued operations. In addition higher overall account balances attributed to the improved equity markets, and positive net flows on non-proprietary and Canadian mutual fund assets, resulted in higher fee income, partially offset by higher trail commissions, as well as capital infusions to the money market funds. Also contributing to the net income in 2010 is the increase in scale of the reporting segment’s businesses.

LIFE OTHER OPERATIONS

Operating Summary	2011	2010	2009
Fee income and other	$1,045	$1,046	$948
Earned premiums	(25)	3	345
Net investment income (loss)
Securities available-for-sale and other	973	999	947
Equity securities trading [1]	(1,359)	(774)	3,188

Total net investment income (loss)	(386)	225	4,135
Net realized capital gains (losses)	586	(417)	(702)

Total revenues	1,220	857	4,726
Benefits, losses and loss adjustment expenses	1,305	1,148	1,854
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [1]	(1,359)	(774)	3,188
Amortization of DAC	492	305	370
Insurance operating costs and other expenses	274	262	350

Total benefits, losses and expenses	712	941	5,762
Income (loss) from continuing operations, before income taxes	508	(84)	(1,036)
Income tax expense (benefit)	150	—	(343)

Income (loss) from continuing operations	358	(84)	(693)
Loss from discontinued operations, net of tax [2]	—	(6)	(5)

Net income (loss)	$358	$(90)	$(698)

Assets Under Management [3]
Variable annuity account values [4]	$31,162	$33,507	$32,948
Fixed MVA annuity and other account values [5]	4,786	4,596	4,365
Institutional annuity account values [6]	19,330	19,674	22,373
Private Placement Life Insurance (“PPLI”)	36,335	36,042	35,146

Account Value Roll Forward
Variable Annuities
Account value, beginning of period	$33,507	$32,948	$31,335
Net flows	(1,848)	(1,946)	(606)
Change in market value and other	(2,130)	(1,531)	2,545
Effect of currency translation	1,633	4,036	(326)

Account value, end of period	$31,162	$33,507	$32,948

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	Represents loss from discontinued operations, net of tax of Hartford Advantage investment, Ltd. (“HAIL”). For additional information, see Note 20 of the Notes to Consolidated Financial Statements.

[3]	International and institutional annuities were transferred retrospectively from Individual Annuity; PPLI was transferred retrospectively from Individual Life.

[4]
Canadian and Offshore businesses were transferred from Mutual Funds effective January 1, 2009. Investment-only and Canadian mutual fund assets were transferred to Mutual Funds effective January 1, 2010.

[5]
Includes approximately $1.9 billion, $1.9 billion and $1.8 billion related to the triggering of the guaranteed minimum income benefit for the 3 Win product as of December 31, 2011, 2010 and 2009, respectively. This account value is not expected to generate material future profit or loss to the Company.

[6]
Included in the balance is approximately $1.3 billion for the year ended December 31, 2011 and approximately $1.4 billion for the year ended December 31, 2010 related to an intrasegment funding agreement which is eliminated in consolidation.

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income increased in 2011 compared to 2010 primarily due to the change in net realized capital gains (losses), offset in part by increases in 2011 in the Unlock charge and DAC amortization resulting from assumption changes reflecting the declining performance of the equity markets in 2011. Benefits, losses and loss adjustment expenses increased in 2011 reflecting the decline in equity market performance however, these expenses were partially offset by the release of a reserve related to a Japan product. In addition, insurance operating costs and other expenses increased in 2011 due to costs associated with expected assessments related to the Executive Life Insurance Company of New York (“ELNY”) insolvency.
The net realized capital gains in 2011 compared to net realized capital losses in 2010 were primarily due to gains in the variable annuity hedging program and lower net impairment losses. Variable annuity hedging program gains were $775 in 2011 compared to $11 in 2010; net impairment losses were $54 and $172, respectively, in 2011 and 2010. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
The Unlock charge was $244, after-tax, in 2011 compared to an Unlock charge of $78, after-tax, in 2010. The Unlock charge in 2011 was primarily a result of the impact of the annual assumption update. Including expected Japan hedging costs, and actual separate account returns below our aggregated estimated returns. Benefits, losses and loss adjustment expenses as well as DAC amortization increased accordingly. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
Life Other Operations effective tax rate differs from the statutory rate of 35% primarily due to varying tax rates by country and the valuation allowance on deferred tax benefits related to certain realized losses on securities that back certain institutional annuities. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.
Year ended December 31, 2010 compared to the year ended December 31, 2009
Net income increased in 2010 compared to 2009 primarily due to the change in net realized capital gains (losses), a lower Unlock charge and lower DAC amortization, as well as continued expense reduction efforts.
The Unlock charge was $78, after-tax, in 2010 compared to an Unlock charge of $318, after-tax, in 2009. The Unlock charge in 2010 was primarily due to equity market improvements that were less than expected for 2010, while the Unlock charge in 2009 was primarily due to equity market performance significantly below expectations for the first quarter of 2009. Benefits, losses and loss adjustment expenses, as well as DAC amortization decreased in 2010 due to the lower Unlock charge. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.
The lower net realized capital losses in 2010 compared to 2009 were primarily due to lower impairment losses and net realized gains on sales of securities as compared with net realized losses in 2009. Variable annuity hedging program gains were were $11 in 2010 compared to losses of $112 in 2009; net impairment losses were $172 and $619, respectively, in 2010 and 2009. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.
Management’s decision to suspend sales of structured settlements and terminal funding products resulted in decreased earned premiums in 2010 as compared to 2009 with a corresponding decrease in benefits, losses and loss adjustment expenses. In addition, benefits, losses and loss adjustment expenses were lower for institutional annuities driven by the Company’s execution on its call and buyback strategy associated with stable value products, which reduced the related liabilities.
Life Other Operations effective tax rate differs from the statutory rate of 35% primarily due to varying tax rates by country and the valuation allowance on deferred tax benefits related to certain realized losses on securities that back certain institutional annuities. For further discussion, see Note 13 of the Notes to Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

Operating Summary	2011	2010	2009
Earned premiums	$—	$1	$—
Net investment income	151	163	161
Net realized capital gains (losses)	(1)	24	(26)

Total revenues	150	188	135
Benefits, losses and loss adjustment expenses	317	251	241
Insurance operating costs and other expenses	24	30	23

Total benefits, losses and expenses	341	281	264
Loss before income taxes	(191)	(93)	(129)
Income tax benefit	(74)	(40)	(51)

Net loss	$(117)	$(53)	$(78)

Year ended December 31, 2011 compared to the year ended December 31, 2010
The net loss in Property & Casualty Other Operations increased in 2011, as compared to 2010, primarily due to reserve strengthening of $290, pre-tax, in 2011, resulting from the company’s annual review of its asbestos liabilities. In the comparable prior year period, the reserve strengthening was $169, pre-tax.
Partially offsetting the increase in asbestos reserve strengthening was lower reserve strengthening of net environmental reserves of $19, pre-tax, in 2011 compared to $62, pre-tax, in 2010, resulting from the company’s annual review of its environmental liabilities.
For further information, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
Year ended December 31, 2010 compared to the year ended December 31, 2009
The net loss in Property & Casualty Other Operations improved in 2010, as compared to 2009, primarily due to a change from net realized capital losses in 2009 to net realized capital gains in 2010. The change in net realized capital gains (losses) is a result of impairments in 2009. In addition, the net loss improved due to lower reserve strengthening of $62, pre-tax, in 2010, compared to $75, pre-tax, in 2009, resulting from the company’s annual review of its environmental liabilities.
Partially offsetting the improvements in net realized capital gains (losses) and environmental reserve actions was increased reserve strengthening of $169, pre-tax, in 2010, compared to $138, pre-tax, in 2009, resulting from the company’s annual review of its asbestos liabilities.
For further information, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

CORPORATE

Operating Summary [1]	2011	2010	2009
Earned premiums	$—	$2	$(1)
Fee income [2]	209	187	220
Net investment income	23	81	173
Net realized capital gains (losses)	(96)	66	(406)
Other revenue	—	(1)	4

Total revenues	136	335	(10)
Benefits, losses and loss adjustment expenses	(3)	(2)	153
Insurance operating costs and other expenses	202	325	323
Interest expense	508	508	476
Goodwill impairment	—	—	32

Total benefits, losses and expenses	707	831	984
Loss from continuing operations before income taxes	(571)	(496)	(994)
Income tax benefit	(201)	(168)	(274)

Loss from continuing operations, net of tax	(370)	(328)	(720)
Loss from discontinued operations, net of tax [3]	(64)	(107)	(6)

Net loss	$(434)	$(435)	$(726)

[1]	Leveraged corporate owned life insurance was transferred from Corporate to Life Other Operations, effective January 1, 2010.

[2]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

[3]	Represents the loss from operations and sale of Federal Trust Corporation. For additional information, see Note 20 of the Notes to Consolidated Financial Statements.
Year ended December 31, 2011 compared to the year ended December 31, 2010
The net loss in Corporate remained flat due to net realized capital losses in 2011, compared to gains in 2010, partially offset by a decrease in insurance operating costs and other expenses. The net realized capital losses in 2011 primarily relate to losses on derivatives.
Insurance operating costs and other expenses decreased primarily as a result of an accrual for a litigation settlement of $73, before-tax, in 2010, for a class action lawsuit related to structured settlements.
The loss from discontinued operations, net of tax, in 2011, is due to a net realized capital loss of $74, after-tax, from the disposition of Federal Trust Corporation. Loss from discontinued operations, net of tax, in 2010, primarily relates to goodwill impairment on Federal Trust Corporation of approximately $100, after-tax.
See Note 13 of the Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.
Year ended December 31, 2010 compared to the year ended December 31, 2009
The net loss in Corporate decreased primarily due to improvements in net realized capital gains (losses), partially offset by an increase in interest expense.
The change to net realized capital gains, from net realized capital losses was due to impairments on investment securities recorded in 2009. In addition, 2009 included a net realized capital loss of approximately $300 as a result of a contingency payment made to Allianz due to the Company’s participation in the Capital Purchase Program. See Note 15 of the Notes to Consolidated Financial Statements for a further discussion on Allianz.
Interest expense increased primarily due to the issuance of $1.1 billion of senior notes in the first quarter of 2010. For further information, see Senior Notes within Note 14 of the Notes to Consolidated Financial Statements.
The effective tax rate in 2009 differed from the U.S. Federal statutory rate due to nondeductible costs associated with the contingency payment to Allianz.

ENTERPRISE RISK MANAGEMENT
The Company has an enterprise risk management function (“ERM”) that is charged with providing analysis of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances. The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company’s CEO, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, the divisional Presidents and the General Counsel. The ERCC is responsible for managing the Company’s risks and overseeing the enterprise risk management program. The Company categorizes its main risks as follows:
•	Insurance Risk

•	Operational Risk

•	Financial Risk

•	Business Risk
Insurance Risk Management
The Company categorizes its insurance risks across both property-casualty and life products. The Company’s insurance operations are vested in the ability to add value through the effective underwriting, pooling, and pricing of insurance risks. As such, working under the direction of the Company’s Chief Insurance Risk Officer (“CIRO”), the Company has developed a disciplined approach to insurance risk management that is well integrated into the organization’s underwriting, pricing, reinsurance, claims, and capital management processes.
At the same time, the Company has policies and procedures to manage concentrations or correlations of insurance risk, including ERM policies governing the risks related to natural and man-made property catastrophes such as hurricanes, earthquakes, tornado/hailstorms, winter storms, pandemics, terrorism, and casualty catastrophes. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers (see Reinsurance Section). The Company’s CIRO has enterprise responsibility for establishing and maintaining the framework, principles and guidelines of The Hartford’s insurance risk management program.
Non-Catastrophic Insurance Risks
Non-catastrophic insurance risks exist within each of the Company’s divisions and include, but are not limited to, the following:
•
Property: Risk of loss to personal or commercial property from automobile related accidents, weather, explosions, smoke, shaking, fire, theft, vandalism, inadequate installation, faulty equipment, collisions and falling objects, and/or machinery mechanical breakdown resulting in physical damage and other covered perils.

•
Liability: Risk of loss from automobile related accidents, uninsured and underinsured drivers, lawsuits from accidents, defective products, breach of warranty, negligent acts by professional practitioners, environmental claims, latent exposures, fraud, coercion, forgery, failure to fulfill obligations per contract surety, liability from errors and omissions, derivative lawsuits, and other securities actions and covered perils.

•
Mortality: Risk of loss from unexpected trends in insured deaths impacting timing of payouts from life insurance or annuity products, personal or commercial automobile related accidents, and death of employees or executives during the course of employment, while on disability, or while collecting worker’s compensation benefits.

•	Morbidity: Risk of loss to an insured from illness incurred during the course of employment or illness from other covered perils.
•
Disability: Risk of loss incurred from personal or commercial automobile related losses, accidents arising outside of the workplace, injuries or accidents incurred during the course of employment, or from equipment each loss resulting short term or long term disability payments.

•	Longevity: Risk of loss from increase life expectancy trends among policyholders receiving long term benefit payments or annuity payouts.
The Company’s processes for managing these risks include disciplined underwriting protocols, exposure controls, sophisticated risk based pricing, risk modeling, risk transfer, and capital management strategies. The Company has established underwriting guidelines for both individual risks, including individual policy limits, and risks in the aggregate, including aggregate exposure limits by geographic zone and peril. Pricing indications for each line of business are set independent of the business by corporate actuarial and are integrated into the reserve review process to ensure consistency between pricing and reserving. Monthly reports track loss cost trends relative to pricing objectives within each state and product, and corporate actuarial provides an independent report to the Board on the Company’s reserve position and loss cost trends.

Natural Catastrophe Risk
Natural catastrophe risk is defined as the exposure arising from natural phenomena (e.g., weather, earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company’s insurance or asset portfolios. The Company uses both internal and third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company’s financial position and results of operations across the property-casualty, life, and asset management businesses. For natural catastrophe perils, the Company generally limits its estimated pre-tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of statutory surplus prior to reinsurance and to less than 15% of statutory surplus after reinsurance. The Company’s modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northeastern, Southeastern and Midwestern regions of the United States with associated magnitudes ranging from 5.9 to 7.7 on the Moment Magnitude scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida, as well as other Gulf and Northeastern region landfalls.
While Enterprise Risk Management has a process to track and manage these limits, from time to time, the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company’s estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is less than 30% of the statutory surplus of the property and casualty insurance subsidiaries and the Company’s estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the property and casualty operations. The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.7 billion and $632, before and after reinsurance, respectively. The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $793 before reinsurance and $482 net of reinsurance. The loss estimates represent total property losses for hurricane events and property and workers’ compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year.
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
Terrorism Risk
The Company defines terrorism risk as the risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”). The Company monitors aggregations of terrorism risk exposure around key landmarks primarily in major metropolitan areas that span the Company’s insurance portfolio. Enterprise limits for terrorism apply to aggregations of risk across property-casualty, group benefits, life insurance and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a terrorism loss scenario to less than $1.3 billion. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline.
Pandemic Risk
Pandemic risk is the exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company’s insurance or asset portfolios. Consistent with industry practice, the Company assesses exposure to pandemics by analyzing the potential impact from a variety of pandemic scenarios based on conditions consistent with historical outbreaks of flu-like viruses such as the “Severe” 1918 Spanish Flu, the Asian flu of 1957, the Hong Kong flu of 1968, and the 2009 outbreak of the swine flu. For pandemic risk, the Company generally limits its estimated pre-tax loss from a single 250 year event to less than 12.5% of the statutory surplus for the enterprise. In evaluating these scenarios, the Company assesses the impact on group and individual life policies, short-term and long term disability, annuities, COLI, property & casualty claims, and losses in the investment portfolio associated with market declines in the event of a widespread pandemic.

Reinsurance as a Risk Management Strategy
The Hartford utilizes reinsurance to transfer risk to affiliated and unaffiliated insurers. Reinsurance is used to manage aggregation of risk as well as to transfer certain risk to reinsurance companies based on specific geographic or risk concentrations. All reinsurance processes are aligned under a single enterprise reinsurance risk management policy. Reinsurance purchasing is a centralized function within Commercial, Consumer Markets and Wealth Management to support a consistent strategy and to ensure that the reinsurance activities are fully integrated into the organization’s risk management processes.
A variety of traditional reinsurance products are used as part of the Company’s risk management strategy, including excess of loss occurrence-based products that protect property and worker’s compensation exposures, and individual risk or quota share arrangements, that protect specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is used by the Company to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverage’s that the Company has in place as of February 1, 2012:

		% of layer(s)
Coverage	Treaty term	reinsured	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2012 to 1/1/2013	90%	$750		$350

Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2011 to 6/1/2012	90%	145	[1]	55

Workers compensation losses arising from a single catastrophe event [2]	7/1/2011 to 7/1/2012	95%	350		100

[1]
The per occurrence limit on the FHCF treaty is $145 for the 6/1/2011 to 6/1/2012 treaty year based on the Company’s election to purchase the required coverage from FHCF. For 6/1/2010 to 6/1/2011, the Company elected not to purchase additional limits under the Temporary Increase in Coverage Limit (TICL) statutory provision.

[2]	In addition, to the limit shown above, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, 80% of $30 excess a $20 retention.
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
In addition to the reinsurance protection provided by The Hartford’s traditional property catastrophe reinsurance program described above, the Hartford has fully collateralized reinsurance coverage’s from Foundation Re III for losses sustained from qualifying hurricane loss events. Under the terms of the treaties, the Company is reimbursed for losses from hurricanes using customized industry index contracts designed to replicate The Hartford’s own catastrophe losses, with a provision that the actual losses incurred by the Company for covered events, net of reinsurance recoveries, cannot be less than zero.
The following table summarizes the terms of the reinsurance treaties with Foundation Re III that were in place as of December 31, 2011:

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
As of December 31, 2011, there have been no events that are expected to trigger a recovery under the Foundation Re III reinsurance program and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaties.

Reinsurance for Terrorism
For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company’s principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the TRIPRA. On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $100. In addition, TRIPRA revised the TRIA definition of a certified “act of terrorism” by removing the requirement that an act be committed “on behalf of any foreign person or foreign interest”. As a result, domestic acts of terrorism can now be certified as “acts of terrorism” under the program, subject to the other requirements of TRIPRA. Under the program, in any one calendar year, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer’s losses exceed 20% of the Company’s eligible direct commercial earned premiums of the prior calendar year, up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President’s Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG’s initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long-term development of the terrorism risk market difficult, and that there is likely little potential for future market development for NBCR coverage. The January 2011 PWG report notes some improvements in capacity and modeling, but also noted that take-up rates for terrorism coverage remained relatively flat over the past three years and that insurers remain uncertain about the ability of models to predict the frequency and severity of terrorist attacks. With respect to NBCR coverage, a December 2008 study by the U.S. Government Accountability Office (“GAO”) found that property and casualty insurers still generally seek to exclude NBCR coverage from their commercial policies when permitted. However, while nuclear, pollution and contamination exclusions are contained in many property and liability insurance policies, the GAO report concluded that such exclusions may be subject to challenges in court because they were not specifically drafted to address terrorist attacks. Furthermore, workers’ compensation policies generally have no exclusion or limitations. The GAO found that commercial property and casualty policyholders, including companies that own high-value properties in large cities, generally reported that they could not obtain NBCR coverage. Commercial property and casualty insurers generally remain unwilling to offer NBCR coverage because of uncertainties about the risk and the potential for catastrophic losses.
Reinsurance Recoverables
Reinsurance Security
To manage reinsurer credit risk, a security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. Through this process, the Company maintains a centralized list of reinsurers approved for participation in reinsurance transactions. Only reinsurers approved through this process are eligible to participate in new reinsurance transactions. The Company’s approval designations reflect the differing credit exposure associated with various classes of business. Participation eligibility is categorized based upon the nature of the risk reinsured, including the expected liability payout duration. In addition to defining participation eligibility, the Company regularly monitors credit risk exposure to each reinsurance counterparty and has established limits tiered by counterparty credit rating. For further discussions on how the Company manages and mitigates third party credit risk, refer to the Credit Risk section.
Property and Casualty Insurance Product Reinsurance Recoverable
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverable from a number of entities, including reinsurers and pools. The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2011 and 2010:

Reinsurance Recoverable	December 31, 2011	December 31, 2010
Paid loss and loss adjustment expenses	$153	$198
Unpaid loss and loss adjustment expenses	2,884	2,963

Gross reinsurance recoverable	3,037	3,161
Less: allowance for uncollectible reinsurance	(290)	(290)

Net reinsurance recoverable	$2,747	$2,871

As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third-party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2011 and 2010, the following table shows the portion of recoverables due from companies rated by A.M. Best.

Distribution of gross reinsurance recoverable	December 31, 2011		December 31, 2010
Gross reinsurance recoverable	$3,037		$3,161
Less: mandatory (assigned risk) pools and structured settlements	(617)		(614)

Gross reinsurance recoverable excluding mandatory pools and structured settlements	$2,420		$2,547

		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$1,774	73.3%	$1,869	73.3%
Other rated by A.M. Best	52	2.2%	43	1.7%

Total rated companies	1,826	75.5%	1,912	75.0%
Voluntary pools	100	4.1%	107	4.2%
Captives	242	10.0%	226	8.9%
Other not rated companies	252	10.4%	302	11.9%

Total	$2,420	100.0%	$2,547	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2011 and 2010, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. Due largely to investment losses sustained by reinsurers in 2008 along with significant catastrophe losses and European sovereign debt concerns in 2011, the financial strength ratings of some reinsurers have been downgraded and the financial strength ratings of other reinsurers have been put on negative watch. Nevertheless, as indicated in the above table, approximately 73% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2011. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations reporting segment, and the allowance for uncollectible reinsurance reported in the Property & Casualty Commercial reporting segment. For a discussion regarding the results of these evaluations, see Property and Casualty Insurance Product Reserves, Net of Reinsurance within the Critical Accounting Estimates section of the MD&A.
Guaranty Funds and Other Insurance Assessments
As part of its risk management strategy, the Company regularly monitors the financial wherewithal of other insurers and, in particular, activity by insurance regulators and various state guaranty associations relations to troubled insurers. In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. The amount and timing of assessments related to past insolvencies is unpredictable.
Citizens Property Insurance Corporation in Florida (“Citizens”), a non-affiliate insurer, provides property insurance to Florida homeowners and businesses that are unable to obtain insurance from other carriers, including for properties deemed to be “high risk”. Citizens maintains a Personal Lines account, a Commercial Lines account and a High Risk account. If Citizens incurs a deficit in any of these accounts, Citizens may impose a “regular assessment” on other insurance carriers in the state, such as the Company, to fund the deficits, subject to certain restrictions and subject to approval by the Florida Office of Insurance Regulation. Carriers are then permitted to surcharge policyholders to recover the assessments over the next few years. Citizens may also opt to finance a portion of the deficits through issuing bonds and may impose “emergency assessments” on other insurance carriers to fund the bond repayments. Unlike with regular assessments, however, insurance carriers only serve as a collection agent for emergency assessments and are not required to remit surcharges for emergency assessments to Citizens until they collect surcharges from policyholders. Under U.S. GAAP, the Company is required to accrue for regular assessments in the period the assessments become probable and estimable and the obligating event has occurred. Surcharges to recover the amount of regular assessments may not be recorded as an asset until the related premium is written. Emergency assessments that may be levied by Citizens are not recorded in the income statement.

Operational Risk Management
The Hartford has an Operational Risk Management (“ORM”) function whose responsibility is to provide a comprehensive and enterprise-wide view of the Company’s operational risk on an aggregate basis. The Company defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. This inadequacy or failure may come from internal or external events. It includes legal risk and considers reputational risk as an impact. The Company has developed a library of operational risks which have been classified into the following seven risk categories:
•	Internal Fraud
•	External Fraud
•	Employment Practices & Workplace Safety
•	Business Disruption & Systems Failures
•	Clients, Products & Business Practice
•	Damage to Physical Assets
•	Execution, Delivery & Process Management
ORM is led by the Chief Operational Risk Officer (“CORO”) who is responsible for establishing, maintaining and communicating the framework, principles and guidelines of The Hartford’s operational risk management program. Responsibility for day-to-day management of operational risk lies within each business unit and functional area..
ORM works closely with the Operational Risk Committee (“ORC”), an enterprise wide governance body comprised of senior leaders from functional areas such as ORM, Enterprise Services, Enterprise Operations, Claims, Information Technology, Compliance and Internal Audit. The ORC meets regularly and provides a forum for ensuring the effective management of operational risks across the enterprise. The ORC’s responsibilities include reviewing and approving: policies governing operational risk, functional risk tolerances, and risk mitigation strategies. This group also identifies emerging operational risks, prioritizes them, and determines action plans. Individual committees, such as the Enterprise Sourcing Board, Enterprise Privacy and Security Committee and the Enterprise Health, Environment and Safety Committee, focus on specific operational risk issues and report to the ORC.
ORM is responsible for ensuring controls and providing a framework for managing operational risks. ORM has various tools and processes for identifying, monitoring, measuring, prioritizing, and reporting operational risks. ORM uses a centralized Governance, Risk, and Compliance (GRC) system to help manage operational risk across the Company’s finance, legal, data security, and information technology functions. The Company’s business risk assessment process is used to identify operational risks and evaluate controls to mitigate those risks.
Financial Risk Management
The Company identifies the following categories of financial risk:
•	Liquidity Risk
•	Interest Rate Risk
•	Equity Risk
•	Foreign Currency Exchange Risk
•	Credit Risk
Financial risks include direct, and indirect risks to the Company’s financial objectives coming from events that impact market conditions or prices. Financial risk also includes exposure to events that may cause correlated movement in multiple risk factors. The primary source of financial risks are the Company’s general account assets and the liabilities which those assets back, together with the guarantees which the company has written over various liability products, particularly its portfolio of variable annuities. The Company assesses its financial risk on a U.S. GAAP, statutory and economic basis. The Hartford has developed a disciplined approach to financial risk management that is well integrated into the Company’s underwriting, pricing, hedging, claims, asset and liability management, new product, and capital management processes. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter and exchange traded derivatives to transfer risk to well-established and financially secure counterparties. The Company’s Chief Market Risk Officer has enterprise responsibility for establishing and maintaining the framework, principles, and guidelines of The Hartford’s financial risk management program.

Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the company’s inability or perceived inability to meet its contractual cash obligations at the legal entity level when they come due over given horizons without incurring unacceptable costs and without relying on uncommitted funding sources. Liquidity risk includes the inability to manage unplanned increases or accelerations in cash outflows, decreases or changes in funding sources, and changes in market conditions that affect the ability to liquidate assets quickly to meet obligations with minimal loss in value. Components of liquidity risk include funding risk, transaction risk and market liquidity risk. Funding risk is the gap between sources and uses of cash under normal and stressed conditions taking into consideration structural, regulatory and legal entity constraints. Changes in institution-specific conditions that affect the Company’s ability to sell assets or otherwise transact business without incurring a significant loss in value is transaction risk. Changes in general market conditions that affect the institution’s ability to sell assets or otherwise transact business without incurring a significant loss in value is market liquidity risk.
The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits and across legal entities, business lines and currencies, taking into account legal, regulatory and operational limitations to the transferability of liquidity. The Company also monitors internal and external conditions, identifies material risk changes and emerging risks that may impact liquidity. The Company’s CFO has primary responsibility for liquidity risk.
For further discussion on liquidity see the section on Capital Resources and Liquidity.
Interest Rate Risk
Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities arising from movements in interest rates. Interest rate risk encompasses exposures with respect to changes in the level of interest rates, the shape of the term structure of rates and the volatility of interest rates. Interest rate risk does not include exposure to changes in credit spreads. The Company has exposure to interest rates arising from its fixed securities, interest sensitive liabilities and discount rate assumptions associated with the Company’s pension and other post retirement benefit obligations.
An increase in interest rates from current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate Wealth Management and Life Other Operations investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Wealth Management and Life Other Operations products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Wealth Management and Life Other Operations businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Wealth Management and Life Other Operation’s fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
A decline in interest rates results in certain mortgage-backed securities being more susceptible to paydowns and prepayments. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Wealth Management and Life Other Operations products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17 of the Notes to Consolidated Financial Statements. In addition, management evaluates performance of certain Wealth Management and Life Other Operations products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Individual Annuity, Individual Life, and Retirement Plans sections of the MD&A.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $83.1 billion and $78.4 billion at December 31, 2011 and 2010, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the fixed maturity portfolio was approximately 5.3 years and 5.1 years as of December 31, 2011 and 2010, respectively.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, such as fixed rate annuities with a market value adjustment feature. Product examples include fixed rate annuities with a market value adjustment feature and fixed rate guaranteed investment contracts. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as universal life contracts and the general account portion of Wealth Management’s and Life Other Operation’s variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.
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
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to customer objectives and manage the interest rate risk profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Forward rate agreements are used to convert interest receipts on floating-rate securities to fixed rates. These derivatives are used to lock in the forward interest rate curve and reduce income volatility that results from changes in interest rates. Interest rate caps, floors, swaptions, and futures may be used to manage portfolio duration.

At December 31, 2011 and 2010, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $19.8 billion and $19.3 billion, respectively ($19.5 billion and $18.9 billion, respectively, related to investments and $0.3 billion and $0.4 billion, respectively, related to Wealth Management and Life Other Operations liabilities). The fair value of these derivatives was ($332) and ($372) as of December 31, 2011 and 2010, respectively
Interest Rate Sensitivity
The before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) issued by the Company’s Wealth Management and Life Other Operations, as well as certain insurance product liabilities (e.g., short-term and long-term disability contracts) issued by the Company’s Commercial Markets operations, for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets are included in the following table. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as auto, property, whole and term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value as of December 31,
	2011		2010
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$(494)	$287	$(190)	$96
The fixed liabilities included above represented approximately 43% and 47% of the Company’s general account liabilities as of December 31, 2011 and 2010, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, not included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2011 and 2010. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value as of December 31,
	2011		2010
Basis point shift	- 100	+ 100	- 100	+ 100
Amount	$3,248	$(2,985)	$2,988	$(2,774)
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

Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans. Equity Risk on the Company’s Variable Annuity products is mitigated through various hedging programs. (See the Variable Annuity Hedge Program Section)
The Company’s exposure to equity risk includes the potential for lower earnings associated with certain of the Wealth Management’s businesses such as variable annuities where fee income is earned based upon the fair value of the assets under management. For further discussion of equity risk, see the Variable Product Guarantee Risks and Risk Management section below. In addition, Wealth Management offers certain guaranteed benefits, primarily associated with variable annuity products, which increases the Company’s potential benefit exposure as the equity markets decline.
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
Variable Product Guarantee Risks and Risk Management
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

Generally, increases in equity markets will reduce the value of the dynamic hedge program and macro hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. See section on Variable Annuity Hedging Program for more information.

Variable Annuity Guaranteed Benefits
The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Global variable annuity account values with guarantee features were $99.8 billion and $116.7 billion as of December 31, 2011 and December 31, 2010, respectively.
The following table summarizes the account values of the Company’s U.S. and Japan variable annuities with guarantee features and the NAR split between various guarantee features:

Total Variable Annuity Guarantees
As of December 31, 2011
				% of
	Account	Gross Net	Retained Net	Contracts In	% In the
($ in billions)	Value	Amount at Risk	Amount at Risk	the Money	Money[4]
U. S Variable Annuity [1]
GMDB [2]	$68.7	$12.0	$5.1	77%	15%
GMWB	36.6	1.9	1.6	45%	12%
Japan Variable Annuity [1]
GMDB	29.2	10.9	9.4	99%	27%
GMIB [3]	27.3	7.5	7.5	99%	22%
UK Variable Annuity [1]
GMDB	1.9	0.08	0.08	100%	4%
GMWB	1.8	0.07	0.07	57%	3%

Total Variable Annuity Guarantees
As of December 31, 2010
				% of
	Account	Gross Net	Retained Net	Contracts In	% In the
($ in billions)	Value	Amount at Risk	Amount at Risk	the Money	Money[4]
U. S Variable Annuity [1]
GMDB [2]	$83.0	$10.7	$4.3	70%	12%
GMWB	44.8	1.3	1.1	35%	9%
Japan Variable Annuity [1]
GMDB	31.2	8.8	7.6	98%	22%
GMIB [3]	29.7	6.1	6.1	99%	17%
UK Variable Annuity [1]
GMDB	2.2	0.04	0.04	100%	1%
GMWB	2.5	0.03	0.03	25%	1%

[1]
Policies with a guaranteed living benefits (a GMWB in the US or UK, or a GMIB in Japan) also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or, by contract, the GMDB NAR is reduced to $0. When a policy goes into benefit status on a GMIB, its GMDB NAR is released

[2]	Excludes group annuity contracts with GMDB benefits.

[3]	Includes small amount of GMWB

[4	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.
The Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”) . For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4 of the Notes to Consolidated Financial Statements.
Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. For additional information on the Company’s GMDB liability, see Note 9 of the Notes to Consolidated Financial Statements.

For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of December 31, 2011, 65% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 of the Notes to Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of December 31, 2011, as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.5	0.9
2015	7.3	2.0
2016	2.5	0.8
2017	2.8	0.9
2018 & beyond [2]	6.9	2.0

Total	$24.3	$6.6

[1]	Excludes certain non-GMIB living benefits of $2.9 billion of account value and $0.9 billion of NAR.

[2]	In 2018 & beyond, $2.6 billion of the $6.9 billion is primarily associated with account value that is eligible in 2021.
Variable Annuity Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantees [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]
U.S. Variable Guarantees
GMDB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates
For Life Component of GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
International Variable Guarantees
GMDB & GMIB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels / Interest Rates / Foreign Currency
GMWB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates / Foreign Currency
GMAB	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates / Foreign Currency

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.

Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our global VA contracts through the use of reinsurance and capital market derivative instruments. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued in the U.S. and a portion of the GMDB issued in Japan.
Capital Market Derivatives
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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options, futures, swaps, and forwards on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.S., GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
International Hedge Programs
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, FTSE 100 index, and Euro Stoxx 50. During 2011, the Company increased its equity, currency, and interest rate hedge cover.
While the Company actively manages these dynamic hedging programs, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: focus on reducing the economic exposure to market risks associated with guaranteed benefits, capital markets, changes in hedging positions and the relative emphasis placed on various risk management objectives.

Variable Annuity Hedging Program Sensitivities
The following table presents the accounting treatment of the underlying guaranteed living benefits and the related hedge assets by hedge program.

U.S. Programs				International Programs
GMWB		Macro		Japan/UK
Hedge Assets	Liabilities	Hedge Assets	Liabilities	Hedge Assets	Liabilities [1]
Fair Value	Fair Value	Fair Value	Not Fair Value	Fair Value	Not Fair Value

[1]
The liabilities for international variable annuity are primarily not measured on a fair value basis. However there is an immaterial portion of the international variable annuity with a GMWB or GMAB which is measured on a fair value basis.

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of December 30, 2011, and are related to the fair value of liabilities and hedge instruments in place as of that date for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually as of December 30, 2011, and performed without consideration of any correlation among market risk factors.

U.S. GAAP Sensitivity Analysis	U.S. Programs												International Programs
(pre Tax/DAC) [1]	GMWB						Macro						Japan/UK
Equity Market Return		-20%		-10%		+10%		-20%		-10%		+10%		-20%		-10%		+10%
Potential Net Fair Value Impact		$(35)		$(4)		$(20)		$380		$141		$(89)		$908		$456		$(451)

Interest Rates	-50	bps	-25	bps	+25	bps	-50	bps	-25	bps	+25	bps	-50	bps	-25	bps	+25	bps
Potential Net Fair Value Impact		$(221)		$(106)		$99		$12		$6		$(6)		$477		$235		$(240)

Implied Volatilities		+10%		+2%		-10%		+10%		+2%		-10%		+10%		+2%		-10%
Potential Net Fair Value Impact		$(565)		$(110)		$509		$90		$19		$(111)		$30		$6		$(26)

Yen Strengthens +/ Weakens -		+20%		+10%		-10%		+20%		+10%		-10%		+20%		+10%		-10%
Potential Net Fair Value Impact		N/A		N/A		N/A		N/A		N/A		N/A		$2,875		$1,197		$(749)

[1]
These sensitivities are based on the following key market levels as of December 30, 2011: 1) S&P of 1,257.60; 2) 10yr US swap rate of 2.03%; 3) S&P 10yr volatility of 30.15% and 4) FX rates of USDJPY @ 76.91 and EURJPY @99.66.

The above sensitivity analysis is an estimate and should not be used to predict the Company’s future financial performance of its variable annuity hedge programs. The actual net changes in the fair value liability and the hedging assets illustrated in the above table may vary materially depending on a variety of factors which include but are not limited to:
•
The sensitivity analysis is only valid as of the measurement date and assumes instantaneous changes in the capital market factors and no ability to rebalance hedge positions prior to the market changes;

•	Changes to the underlying hedging program, policyholder behavior, and variation in underlying fund performance relative to the hedged index, which could materially impact the liability; and
•	The impact of elapsed time on liabilities or hedge assets, any non-parallel shifts in capital market factors, or correlated moves across the sensitivities.

Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese and U.K. variable annuities, the investment in and net income of the Japanese and U.K. operations, non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated individual fixed annuity product. In addition, the Company’s Life Other Operations issued non-U.S. dollar denominated funding agreement liability contracts. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
The company manages the market risk, including foreign currency exchange risk, associated with the guaranteed benefits related to the Japanese and U.K. variable annuities through its comprehensive International Hedge Program. For more information on the International Hedge Program, including the foreign currency exchange risk sensitivity analysis, see the Variable Product Guarantee Risks and Risk Management section.
In order to manage the currency exposure related to non-U.S. dollar denominated investments and the non-U.S. dollar denominated funding agreement liability contracts, the Company enters into foreign currency swaps and forwards to hedge the variability in cash flows or fair value. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities and liabilities.
The yen denominated individual fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company suspended new sales of the Japan business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2011 and 2010, were approximately $2.3 billion and $1.4 billion, respectively. Included in these amounts are $1.9 billion and $1.0 billion at December 31, 2011 and 2010, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2011 and 2010, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $399 and $431, respectively, and total fair value of $12 and ($6), respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities, including the associated yen denominated fixed annuity product liabilities, and derivative instruments as of December 31, 2011 and 2010, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $113 and $87, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
Liabilities
The Company’s Wealth Management operations issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2011 and 2010, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $771 and a total fair value of ($57) and ($17), respectively.
The Company uses currency swaps to manage the foreign currency risk associated with the yen denominated individual fixed annuity product. As of December 31, 2011 and 2010, the notional value of the currency swaps was $1.9 billion and $2.1 billion and the fair value was $514 and $608, respectively. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net gain of $3 and $27 for the years ended December 31, 2011 and 2010, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.

Financial Risk on Statutory Capital
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
The Company has reinsured approximately 18% of its risk associated with U.S. GMWB and 58% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management

Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value of a financial instrument due to changes in credit spread that are unrelated to changes in obligor credit quality. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.
The objective of the Company’s enterprise credit risk management strategy is to identify, quantify, and manage credit risk on an aggregate portfolio basis and to limit potential losses in accordance with an established credit risk appetite. The Company manages to its risk appetite by primarily holding a diversified mix of investment grade issuers and counterparties across its investment, reinsurance, and insurance portfolios. Potential losses are also limited within portfolios by diversifying across geographic regions, asset types, and sectors.
The Company manages a credit exposure from its inception to its maturity or sale. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations. Although approval processes may vary by area and type of credit risk, approval processes establish minimum levels of creditworthiness and financial stability. Eligible credits are subjected to prudent and conservative underwriting reviews. Within the investment portfolio, private securities, such as commercial mortgages, and private placements, must be presented to their respective review committees for approval.
Credit risks are managed on an on-going basis through the use of various processes and analyses. At the investment, reinsurance, and insurance product levels, fundamental credit analyses are performed at the issuer/counterparty level on a regular basis. To provide a holistic review within the investment portfolio, fundamental analyses are supported by credit ratings, assigned by nationally recognized rating agencies or internally assigned, and by quantitative credit analyses. The Company utilizes a credit VaR to measure default and migration risk on a monthly basis. Issuer and security level risk measures are also utilized. In the event of deterioration in credit quality, the Company maintains watch lists of problem counterparties within the investment and reinsurance portfolios. The watch lists are updated based on regular credit examinations and management reviews. The Company also performs quarterly assessments of probable expected losses in the investment portfolio. The process is conducted on a sector basis and is intended to promptly assess and identify potential problems in the portfolio and to recognize necessary impairments.
Credit risk policies at the enterprise and operation level ensure comprehensive and consistent approaches to quantifying, evaluating, and managing credit risk under expected and stressed conditions. These policies define the scope of the risk, authorities, accountabilities, terms, and limits, and are regularly reviewed and approved by senior management and ERM. Aggregate counterparty credit quality and exposure is monitored on a daily basis utilizing an enterprise-wide credit exposure information system that contains data on issuers, ratings, exposures, and credit limits. Exposures are tracked on a current and potential basis. Credit exposures are reported regularly to the ERCC and to the Finance, Investment and Risk Management Committee (“FIRMCo”). Exposures are aggregated by ultimate parent across investments, reinsurance receivables, insurance products with credit risk, and derivative counterparties. The credit database and reporting system are available to all key credit practitioners in the enterprise.
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through the use of derivative instruments or asset sales. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Investment Management section and Note 5 of the Notes to Consolidated Financial Statements. Further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see the Reinsurance section.
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
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has developed a derivative counterparty exposure policy which limits the Company’s exposure to credit risk. The derivative counterparty exposure policy establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. Credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
For the company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2011, for the company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. Beginning in the fourth quarter of 2011, the Company began hedging its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program however, for two counterparties, collateralization requirements are currently not in place. These two counterparties maintain credit ratings of A or better and the Company actively monitors their credit standing. For further discussion, see the Derivative Commitments section of Note 12 of the Notes to Consolidated Financial Statements.
For the year ended December 31, 2011, the Company has incurred no losses on derivative instruments due to counterparty default.
In addition to counterparty credit risk, the Company may also introduce credit risk through the use of credit default swaps that are entered into to manage credit exposure. Credit default swaps involve a transfer of credit risk of one or many referenced entities from one party to another in exchange for periodic payments. The party that purchases credit protection will make periodic payments based on an agreed upon rate and notional amount, and for certain transactions there will also be an upfront premium payment. The second party, who assumes credit risk, will typically only make a payment if there is a credit event as defined in the contract and such payment will be typically equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation. A credit event is generally defined as default on contractually obligated interest or principal payments or bankruptcy of the referenced entity.

The Company uses credit derivatives to purchase credit protection and to assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.
As of December 31, 2011 and 2010, the notional amount related to credit derivatives that purchase credit protection was $1.7 billion and $2.6 billion, respectively, while the fair value was $36 and ($9), respectively. As of December 31, 2011 and 2010, the notional amount related to credit derivatives that assume credit risk was $3.0 billion and $2.6 billion, respectively, while the fair value was ($648) and ($434), respectively. For further information on credit derivatives, see the Capital Markets Risk Management section of the MD&A and Note 5 of the Notes to Consolidated Financial Statements.
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities

Fixed Maturities by Credit Quality
	December 31, 2011			December 31, 2010
			Percent of			Percent of
	Amortized		Total Fair	Amortized		Total Fair
	Cost	Fair Value	Value	Cost	Fair Value	Value
United States Government/Government agencies	$8,901	$9,364	11.4%	$9,961	$9,918	12.7%
AAA	9,631	10,113	12.4%	10,080	10,174	13.1%
AA	15,471	15,844	19.4%	15,933	15,554	20.0%
A	19,501	21,053	25.7%	19,265	19,460	25.0%
BBB	20,972	21,760	26.6%	18,849	19,153	24.6%
BB & below	4,502	3,675	4.5%	4,331	3,561	4.6%

Total fixed maturities	$78,978	81,809	100.0%	$78,419	77,820	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to sales of U.S. Treasuries as the Company continues to reinvest in spread product and purchase investment grade corporate securities concentrated in industrial and utility issuers. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 4 of the Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	December 31, 2011					December 31, 2010
					Percent					Percent
	Cost or	Gross	Gross		of Total	Cost or	Gross	Gross		of Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Amortized	Unrealized	Unrealized	Fair	Fair
	Cost	Gains	Losses	Value	Value	Cost	Gains	Losses	Value	Value
Asset-backed securities (“ABS”)
Consumer loans	$2,688	34	$(208)	$2,514	3.1%	$2,496	$23	$(221)	$2,298	2.9%
Small business	418	1	(123)	296	0.4%	453	—	(141)	312	0.4%
Other	324	20	(1)	343	0.4%	298	15	(34)	279	0.4%
CDOs
Collateralized loan obligations (“CLOs”)	2,334	—	(181)	2,153	2.6%	2,429	1	(212)	2,218	2.9%
CREs	485	16	(167)	334	0.4%	653	—	(266)	387	0.5%
Other	—	—	—	—	—	6	—	—	6	—
CMBS
Agency backed [1]	637	40	—	677	0.8%	519	9	(4)	524	0.7%
Bonds	5,992	182	(487)	5,687	7.0%	6,985	147	(583)	6,549	8.4%
Interest only (“IOs”)	563	49	(25)	587	0.7%	793	79	(28)	844	1.1%
Corporate
Basic industry [2]	3,690	309	(19)	3,979	4.9%	2,993	190	(24)	3,159	4.1%
Capital goods	3,327	331	(33)	3,625	4.4%	3,179	223	(23)	3,379	4.3%
Consumer cyclical	2,277	206	(8)	2,475	3.0%	1,883	115	(12)	1,986	2.6%
Consumer non-cyclical	5,985	644	(13)	6,616	8.1%	6,126	444	(29)	6,541	8.4%
Energy	3,338	381	(15)	3,704	4.5%	3,377	212	(23)	3,566	4.6%
Financial services	7,763	334	(526)	7,571	9.3%	7,545	253	(470)	7,328	9.4%
Tech./comm.	4,357	443	(61)	4,739	5.8%	4,268	269	(68)	4,469	5.7%
Transportation	1,285	123	(6)	1,402	1.7%	1,141	69	(13)	1,197	1.5%
Utilities	8,236	857	(38)	9,055	11.2%	7,099	386	(58)	7,427	9.5%
Other [2]	903	33	(20)	845	1.0%	885	13	(27)	832	1.1%
Foreign govt./govt. agencies	2,030	141	(10)	2,161	2.6%	1,627	73	(17)	1,683	2.2%
Municipal
Taxable	1,688	120	(51)	1,757	2.1%	1,319	9	(129)	1,199	1.5%
Tax-exempt	10,869	655	(21)	11,503	14.1%	11,150	141	(366)	10,925	14.0%
Residential mortgage-backed securities (“RMBS”)
Agency	4,436	222	—	4,658	5.7%	4,283	109	(27)	4,365	5.6%
Non-agency	62	—	(2)	60	0.1%	78	—	(3)	75	0.1%
Alt-A	115	5	(21)	99	0.1%	168	—	(19)	149	0.2%
Sub-prime	1,348	25	(433)	940	1.1%	1,507	—	(413)	1,094	1.4%
U.S. Treasuries	3,828	203	(2)	4,029	4.9%	5,159	24	(154)	5,029	6.5%

Fixed maturities, AFS	78,978	5,374	(2,471)	81,809	100%	78,419	2,804	(3,364)	77,820	100.0%
Equity securities
Financial services	479	10	(187)	302		569	4	(127)	446
Other	577	58	(16)	619		444	88	(5)	527

Equity securities, AFS	1,056	68	(203)	921		1,013	92	(132)	973

Total AFS securities	$80,034	5,442	$(2,674)	$82,730		$79,432	$2,896	$(3,496)	$78,793

Fixed maturities, FVO				$1,328					$649

[1]
Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government. [2] Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The Company continues to invest in a diversified portfolio with a focus on investment grade basic industry and utility issuers, while reducing its exposure to U.S. Treasuries, commercial real estate securities and subordinated financial services securities. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to declining interest rates, partially offset by credit spread widening. Fixed maturities, FVO, represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs and a subordinated position on a basket of corporate bonds. For further discussion on fair value option securities, see Note 4 of the Notes to Consolidated Financial Statements.

European Exposure
Many economies within Europe continue to experience significant adverse economic conditions which have been precipitated in part by high unemployment rates and government debt levels. As a result, issuers in several European countries have experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. The concerns regarding the European countries have impacted the capital markets which, in turn, has made it more difficult to contain the European financial crisis. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets recently. However, risks remain elevated.
The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company considers alternate scenarios, including a base-case and both a positive and negative “tail” scenario that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 5% of total invested assets as of December 31, 2011. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for indentifying the countries separately listed includes credit default spreads that exceed the iTraxx SovX index level and an S&P credit quality rating of A or lower.
The following tables present the Company’s European securities included in the Securities by Type table above.

December 31, 2011
	Corporate & Equity,		Corporate & Equity,		Foreign Govt./
	AFS Non-Finan. [1]		AFS Financials		Govt. Agencies		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Italy	$314	$255	$—	$—	$—	$—	$314	$255
Spain	191	189	20	19	—	—	211	208
Ireland	163	162	—	—	—	—	163	162
Portugal	15	15	—	—	—	—	15	15
Greece	—	—	—	—	—	—	—	—

Higher risk	683	621	20	19	—	—	703	640
Europe excluding higher risk	4,277	4,698	1,255	1,135	901	970	6,433	6,800

Total Europe	$4,960	$5,316	$1,275	$1,154	$901	$970	$7,136	$7,440

Europe exposure net of credit default swap protection [2]							$6,439	$7,467

December 31, 2010
	Corporate & Equity, AFS		Corporate & Equity, AFS		Foreign Govt./
	Non-Finan. [1]		Financials		Govt. Agencies		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Italy	$374	$359	$17	$17	$—	$—	$391	$376
Spain	263	279	54	46	—	—	317	325
Ireland	178	173	4	3	—	—	182	176
Portugal	31	28	—	—	—	—	31	28
Greece	—	—	—	—	—	—	—	—

Higher risk	846	839	75	66	—	—	921	905
Europe excluding higher risk	4,837	5,229	1,682	1,623	592	606	7,111	7,458

Total Europe	$5,683	$6,068	$1,757	$1,689	$592	$606	$8,032	$8,363

Europe exposure net of credit default swap protection [2]							$6,695	$8,358

[1]
Includes amortized cost and fair value of $67 and $67 as of December 31, 2011 and $27 and $27, respectively, as of December 31, 2010 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $697 and $27, respectively, as of December 31, 2011 and $1.3 billion and ($5), respectively, as of December 31, 2010 related to credit default swap protection. This includes a notional amount of $89 and $42 as of December 31, 2011 and 2010, respectively, related to single name corporate issuers in the financial services sector.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of December 31, 2011 and 2010, exposure to the United Kingdom totals less than 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of December 31, 2011 and 2010, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A and A-, respectively.
As of December 31, 2011 and 2010, the Company’s total credit default swaps that provide credit protection had a notional amount of $697 and $1.3 billion, respectively, and a fair value of $27 and ($5), respectively. Included in those notional amounts as of December 31, 2011 and 2010 were $407 and $532, respectively, on credit default swaps that reference single name corporate and financial European issuers, of which $125 and $57, respectively, related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. Also included are credit default swaps with a notional amount of $290 and $805, respectively, as of December 31, 2011 and 2010 which reference a standard basket of European corporate and financial issuers. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
In addition to the credit risk associated with the investment portfolio, the Company has $247 of reinsurance recoverables due from legal entity counterparties domiciled within Europe. For a more detail discussion of the Company’s reinsurance arrangements, see Note 6 of the Notes to the Consolidated Financial Statements.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at December 31, 2011 and 2010 was $12.5 billion and $12.9 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $5.4 billion and $5.8 billion as of December 31, 2011 and 2010, respectively. Included in this estimated European exposure were investments in Ireland, Italy, Portugal and Spain with an estimated fair value of $1.7 billion and $2.0 billion as of December 31, 2011 and 2010, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poors or Baa3 or higher by Moodys. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	December 31, 2011			December 31, 2010
	Amortized		Net	Amortized		Net
	Cost	Fair Value	Unrealized	Cost	Fair Value	Unrealized
AAA	$240	$245	$5	$302	$309	$7
AA	1,698	1,675	(23)	2,085	2,095	10
A	3,664	3,685	21	3,760	3,599	(161)
BBB	2,335	1,998	(337)	1,677	1,518	(159)
BB & below	305	270	(35)	290	253	(37)

Total	$8,242	$7,873	$(369)	$8,114	$7,774	$(340)

Domestic financial companies continued to stabilize throughout 2011 due to improved earnings performance, strengthening of asset quality and capital retention. However, spread volatility remains high due to concerns around European sovereign risks and potential contagion, regulatory pressures and a weaker U.S. macroeconomic environment. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets which could adversely impact the Company’s net unrealized position. Included in the table above as of December 31, 2011, is an amortized cost and fair value of $1.3 billion and $1.2 billion, respectively, related to European investment exposure, of which only $20 and $19, respectively, relates to GIIPS. As of December 31, 2010, amortized cost and fair value includes $1.8 billion and $1.7 billion, respectively, of European exposure, of which only $75 and $66, respectively, relates to GIIPS.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals, such as increases in transaction activities, more readily available financing and new issuances. While delinquencies still remain at historically high levels, they are expected to move lower in 2012.
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
CMBS — Bonds [1]

December 31, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$408	$415	$148	$144	$83	$81	$16	$13	$33	$30	$688	$683
2004	333	349	68	75	45	41	30	28	26	21	502	514
2005	520	556	101	96	178	151	177	138	71	57	1,047	998
2006	713	762	516	493	180	159	362	298	430	302	2,201	2,014
2007	245	267	296	275	123	97	166	130	195	149	1,025	918
2008	55	60	—	—	—	—	—	—	—	—	55	60
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	29	31	—	—	—	—	—	—	—	—	29	31
2011	417	440	—	—	—	—	—	—	—	—	417	440

Total	$2,748	$2,909	$1,129	$1,083	$609	$529	$751	$607	$755	$559	$5,992	$5,687

Credit protection		27.3%		22.7%		19.7%		13.8%		8.2%		21.6%

December 31, 2010
	AAA		AA		A		BBB		BB and Below		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
2003 & Prior	$782	$803	$146	$142	$107	$103	$24	$21	$26	$22	$1,085	$1,091
2004	489	511	35	35	68	61	33	27	6	5	631	639
2005	610	632	131	121	213	177	182	147	123	96	1,259	1,173
2006	1,016	1,050	566	536	256	224	496	416	436	339	2,770	2,565
2007	305	320	278	250	71	55	253	200	278	198	1,185	1,023
2008	55	58	—	—	—	—	—	—	—	—	55	58

Total	$3,257	$3,374	$1,156	$1,084	$715	$620	$988	$811	$869	$660	$6,985	$6,549

Credit protection		28.8%		22.5%		13.3%		13.8%		8.0%		21.5%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $485 and $334, respectively, as of December 31, 2011 and $653 and $387, respectively, as of December 31, 2010. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impacts market liquidity and results in higher risk premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

Commercial Mortgage Loans
	December 31, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Agricultural	$268	$(19)	$249	$339	$(23)	$316
Whole loans	4,892	(17)	4,875	3,326	(23)	3,303
A-Note participations	265	—	265	319	—	319
B-Note participations	296	(66)	230	327	(70)	257
Mezzanine loans	109	—	109	181	(36)	145

Total	$5,830	$(102)	$5,728	$4,492	$(152)	$4,340

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2010, the Company funded $1.8 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 4.5%. The Company continues to originate commercial whole loans in primary markets, such as multi-family and retail, focusing on loans with strong LTV ratios and high quality property collateral. As of December 31, 2011, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $74 and $4, respectively, and $87 and $7, respectively, as of December 31, 2010.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.6 billion and $13.3 billion, respectively, as of December 31, 2011 and $12.5 billion and $12.1 billion, respectively, as of December 31, 2010. The Company’s municipal bond portfolio primarily consists of high quality essential service revenue and general obligation bonds. As of December 31, 2011, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds. As of December 31, 2010, the largest issuer concentrations were the states of California, Massachusetts and Georgia, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds.

Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. These hedge funds invest in a variety of strategies including global macro and long/short credit and equity. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential.

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Hedge funds	$896	35.4%	$439	22.8%
Mortgage and real estate funds	479	18.9%	406	21.2%
Mezzanine debt funds	118	4.7%	132	6.9%
Private equity and other funds	1,039	41.0%	941	49.1%

Total	$2,532	100.0%	$1,918	100.0%

Since December 31, 2010, the increase in hedge funds relates to additional investments in the type of fund strategies that the Company expects to generate superior risk-adjusted returns over time.
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $2.7 billion as of December 31, 2011, which have improved $822, or 24%, from December 31, 2010 as interest rates declined, partially offset by credit spread widening. As of December 31, 2011, $743 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $1.9 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $156 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate and lack of liquidity. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2011 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss [1]
Three months or less	855	$3,933	$3,672	$(261)	1,503	$17,431	$16,783	$(643)
Greater than three to six months	485	2,617	2,517	(100)	115	732	690	(42)
Greater than six to nine months	224	1,181	1,097	(84)	91	438	397	(41)
Greater than nine to eleven months	42	106	95	(11)	42	185	169	(16)
Greater than twelve months	943	11,613	9,324	(2,218)	1,231	15,599	12,811	(2,754)

Total	2,549	$19,450	$16,705	$(2,674)	2,982	$34,385	$30,850	$(3,496)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss [1]	Items	Cost	Value	Loss
Three months or less	206	$1,823	$1,289	$(500)	99	$771	$582	$(189)
Greater than three to six months	134	1,749	1,205	(544)	22	136	104	(32)
Greater than six to nine months	42	406	269	(137)	28	234	169	(65)
Greater than nine to eleven months	9	1	—	(1)	13	43	32	(11)
Greater than twelve months	239	1,806	1,057	(749)	390	4,361	2,766	(1,595)

Total	630	$5,785	$3,820	$(1,931)	552	$5,545	$3,653	$(1,892)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	December 31, 2011				December 31, 2010
		Cost or				Cost or
		Amortized	Fair	Unrealized		Amortized	Fair	Unrealized
Consecutive Months	Items	Cost	Value	Loss	Items	Cost	Value	Loss
Three months or less	50	$152	$55	$(97)	20	$27	$12	$(15)
Greater than three to six months	26	110	46	(64)	1	2	1	(1)
Greater than six to nine months	7	33	11	(22)	12	65	29	(36)
Greater than nine to eleven months	5	5	1	(4)	—	—	—	—
Greater than twelve months	54	227	71	(156)	94	722	260	(462)

Total	142	$527	$184	$(343)	127	$816	$302	$(514)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	For the years ended December 31,
	2011	2010	2009
ABS	$27	$13	$54
CDOs	41	164	511
CMBS
Bonds	16	157	257
IOs	5	3	25
Corporate	50	33	198
Equity	17	14	145
RMBS
Non-agency	—	2	4
Alt-A	1	10	62
Sub-prime	15	37	232
Other	2	1	20

Total	$174	$434	$1,508

Year ended December 31, 2011
For the year ended December 31, 2011, impairments recognized in earnings were comprised of credit impairments of $125, securities that the Company intends to sell of $32 and impairments on equity securities of $17.
Credit impairments were primarily concentrated in structured securities associated with commercial real estate, as well as direct private investments. The structured securities were impaired primarily due to property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property value declines, commercial real estate delinquency levels and changes in net operating income. The macroeconomic assumptions considered by the Company did not materially change during 2011 and, as such, the credit impairments recognized for the year ended December 31, 2011 were primarily driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.

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
Included in corporate and equity security types were direct private investments that were impaired primarily due to the likelihood of a disruption in contractual principal and interest payments due to the restructuring of the debtor’s obligation. Impairments on equity securities were primarily related to preferred stock associated with these direct private investments.
Impairments on securities for which the Company has the intent to sell were primarily on corporate bonds, certain ABS aircraft bonds and CMBS as market pricing continues to improve and the Company would like the ability to reduce certain exposures.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $89 for the year ended December 31, 2011, predominantly concentrated in CRE CDOs and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell of specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Ultimate loss formation will be a function of macroeconomic factors and idiosyncratic security-specific performance.
Year ended December 31, 2010
For the year ended December 31, 2010, impairments recognized in earnings were comprised of credit impairments of $372 primarily concentrated on structured securities associated with commercial and residential real estate. Also included were impairments on debt securities for which the Company intended to sel1 of $54, mainly comprised of CMBS bonds in order to take advantage of price appreciation, as well as impairments on equity securities of $8 primarily on below investment grade securities depressed 20% for more than six months.
Year ended December 31, 2009
Impairments recognized in earnings were comprised of credit impairments of $1.2 billion primarily concentrated on CRE CDOs, below-prime RMBS and CMBS. Also included were impairments on debt securities for which the Company intended to sell of $156, mainly comprised of corporate financial services securities, as well as impairments on equity securities of $136 related to below investment grade hybrid securities.
Valuation Allowances on Mortgage Loans
The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	For the years ended December 31,
	2011	2010	2009
Credit-related concerns	$27	$(70)	$(310)
Held for sale
Agricultural loans	(3)	(10)	(4)
B-note participations	—	(22)	(51)
Mezzanine loans	—	(52)	(43)

Total	$24	$(154)	$(408)

Year ended December 31, 2011
For the year ended December 31, 2011, valuation allowances on mortgage loan reversals of $24 were largely driven by the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance. Excluded from the table above are valuation allowances associated with mortgage loans related to the divestiture of Federal Trust Corporation. For further information regarding the divestiture of Federal Trust Corporation, see Note 20 of the Notes to the Consolidated Financial Statements.
Years ended December 31, 2010 and 2009
For the years ended December 31, 2010 and 2009, valuation allowances on mortgage loan additions of ($154) and ($408), respectively, primarily related to B-Note participant and mezzanine loan sales. Also included were additions for expected credit losses due to borrower financial difficulty and/or collateral deterioration.

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
Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc.
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $1.6 billion at December 31, 2011, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $480, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $170, and preferred stock dividends of approximately $42.
Furthermore, the Company’s Board of Directors has authorized a $500 stock repurchase program that permits purchases of common stock, as well as warrants and other derivative securities. The Hartford has repurchased $94 of its common stock under this program through February 17, 2012.
In addition, in 2010 The Hartford entered into an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes.
Debt
On October 17, 2011, The Hartford repaid its $400, 5.25% senior notes at maturity. For additional information regarding debt, see Note 14 of the Notes to Consolidated Financial Statements.
Dividends
On February 23, 2012, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on April 2, 2012 to common shareholders of record as of March 5, 2012 and a dividend of $18.125 on each share of Series F preferred stock payable on April 2, 2012 to shareholders of record as of March 15, 2012.
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company made contributions to the U. S. qualified defined benefit pension plan of $200, $200, and $200 in 2011, 2010 and 2009. No contributions were made to the other postretirement plans in 2011, 2010 and 2009. The Company’s 2011 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $200 to its U. S. qualified defined benefit pension plan in 2012, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2012 and the funding requirements for all of the pension plans is expected to be immaterial.

Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $625 in dividends to HLI in 2012 without prior approval from the applicable insurance commissioner. The aggregate of these amounts is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. In 2012, HFSG Holding Company anticipates receiving $800 in dividends from its property-casualty insurance subsidiaries, net of dividends to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company, and no dividends from the life insurance subsidiaries. In 2011, HFSG Holding Company and HLI received $80 in dividends from the life insurance subsidiaries, and HFSG Holding Company received $1.1 billion in dividends from its property-casualty insurance subsidiaries, including $150 reflecting the net realized capital gain on the sale of SRS, $160 related to funding interest payments on an intercompany note between Hartford Holdings Inc. and Hartford Fire Insurance Company and $800 used in conjunction with other resources at the HFSG Holding Company principally to fund dividends, interest, capital contributions to subsidiaries and debt maturities.
Other Sources of Capital for the HFSG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the “Ratings” section below for further discussion), and shareholder returns. As a result, the Company may from time to time raise capital from the issuance of equity, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of common equity, equity-related debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2011, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.

Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	December 31,		December 31,
Description	Date	Date	2011	2010	2011	2010
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
5-year revolving credit facility [1]	8/9/07	8/9/12	1,900	1,900	—	—

Total Commercial Paper and Revolving Credit Facility			$3,900	$3,900	$—	$—

[1]	Terminated in January 2012, see discussion that follows.
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2011, the Company has no commercial paper outstanding.
In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016 and terminated its $1.9 billion unsecured revolving credit facility due August 9, 2012. As of December 31, 2011, the Company was in compliance with all financial covenants under the terminated credit facility.
Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $16 billion. The minimum level of consolidated net worth, as defined, will be adjusted in the first quarter of 2012 upon the adoption of a new DAC accounting standard, see Note 1 of the Notes to Consolidated Financial Statements, by the lesser of approximately $1.0 billion, after-tax representing 70% of the adoption-related estimated DAC charge, or $1.7 billion. The definition of consolidated net worth under the terms of the credit facility excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. The Company will certify compliance with the financial covenants for the syndicate of participating financial institutions on a quarterly basis.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of $65, or ¥5 billion, and individually have expiration dates of September 30, 2012 and January 3, 2013.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2011, is $725. Of this $725 the legal entities have posted collateral of $716 in the normal course of business. Based on derivative market values as of December 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $37 to be posted as collateral. Based on derivative market values as of December 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $48 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
The aggregate notional amount of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 as of December 31, 2011 was $14.5 billion with a corresponding fair value of $418. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.2 billion and a fair value of $207, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded two levels or more below the current ratings by Moody’s and one or more levels by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of December 31, 2011, the gross fair value of the affected derivative contracts is $223, which would approximate the settlement value.

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
The following table summarizes Property & Casualty Operations’ fixed maturities, short-term investments, and cash, as of December 31, 2011:

Fixed maturities	$26,034
Short-term investments	658
Cash	203
Less: Derivative collateral	(222)

Total	$26,673

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
The following table summarizes Life Operations’ fixed maturities, short-term investments, and cash, as of December 31, 2011:

Fixed maturities	$56,950
Short-term investments	5,641
Cash	2,377
Less: Derivative collateral	(2,836)
Cash associated with Japan variable annuities	(684)

Total	$61,448

Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; obligations of Individual Annuity, Individual Life and private placement life insurance products will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and institutional investment products will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiaries will be generally funded by the legal entity in the country in which the obligation was generated.
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.48 billion in qualifying assets to secure FHLBB advances for 2012. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2011, HLIC had no advances outstanding under the FHLBB facility.

As of
December 31,
Contractholder Obligations	2011
Total Life contractholder obligations	$239,723
Less: Separate account assets [1]	(143,870)
International statutory separate accounts [1]	(30,461)

General account contractholder obligations	$65,392

Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$30,339
Fixed MVA annuities [3]	9,727
International fixed MVA annuities	2,642
Guaranteed investment contracts (“GIC”) [4]	567
Other [5]	22,117

General account contractholder obligations	$65,392

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity’s individual variable annuities and Individual Life variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:
•
The Company has unfunded commitments to purchase investments in limited partnerships, private placements and mortgage loans of approximately $1.4 billion as disclosed in Note 12 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2011:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Property and casualty obligations [1]	$22,093	$5,721	$4,384	$2,818	$9,170
Life, annuity and disability obligations [2]	341,984	22,894	34,895	30,701	253,494
Operating lease obligations [3]	242	58	81	47	56
Long-term debt obligations [4]	19,202	480	1,460	1,678	15,584
Consumer notes [5]	348	168	104	55	21
Purchase obligations [6]	3,484	2,693	544	214	33
Other long-term liabilities reflected on the balance sheet [7]	2,505	1,986	379	140	—

Total [8]	$389,858	$34,000	$41,847	$35,653	$278,358

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:
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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2011, the total property and casualty reserves in the above table are gross of a reserve discount of $542.

[2]
Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated life, annuity and disability obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with other assumptions. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

[3]	Includes future minimum lease payments on operating lease agreements. See Note 12 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes. See Note 14 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[6]
Includes $1.4 billion in commitments to purchase investments including approximately $700 of limited partnership, $108 of private placements and $553 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s consolidated balance sheet.

Also included in purchase obligations is $1.1 billion relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[7]
Includes cash collateral of $2 billion which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

Also included in other long term liabilities is $48 of net unrecognized tax benefits.

[8]	Does not include estimated voluntary contribution of $200 to the Company’s pension plan in 2012.

Capitalization
The capital structure of The Hartford as of December 31, 2011 and December 31, 2010 consisted of debt and stockholders’ equity, summarized as follows:

	December 31,	December 31,
	2011	2010	Change
Short-term debt (includes current maturities of long-term debt)	$—	$400	(100%)
Long-term debt	6,216	6,207	—

Total debt [1]	6,216	6,607	(6%)
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	21,753	21,312	2%
AOCI, net of tax	1,157	(1,001)	NM

Total stockholders’ equity	$22,910	$20,311	13%
Total capitalization including AOCI	$29,126	$26,918	8%

Debt to stockholders’ equity	27%	33%
Debt to capitalization	21%	25%

[1]	Total debt of the Company excludes $314 and $382 billion of consumer notes as of December 31, 2011 and December 31, 2010, respectively.
The Hartford’s total capitalization increased $2.2 billion, or 8%, from December 31, 2010 to December 31, 2011 due to improvements in AOCI, net of tax, and increases in stockholders’ equity, excluding AOCI. AOCI, net of tax, improved primarily due to improvements in the Company’s net unrealized position on available-for-sale securities of $2.0 billion primarily as a result of improved security valuations largely due to declining interest rates, partially offset by credit spread widening. The increase in stockholders’ equity, excluding AOCI, was primarily due to net income of $662.
For additional information on equity and AOCI, net of tax, see Notes 15 and 16, respectively, of the Notes to Consolidated Financial Statements.
Cash Flow

	2011	2010	2009
Net cash provided by operating activities	$2,274	$3,309	$2,974
Net cash used for investing activities	$(1,182)	$(434)	$(3,123)
Net cash provided by (used for) financing activities	$(609)	$(2,955)	$523
Cash — end of year	$2,581	$2,062	$2,142
Year ended December 31, 2011 compared to the year ended December 31, 2010
The decrease in cash provided by operating activities compared to the prior year period reflected an increase in losses paid on property and casualty insurance products, and to a lesser extent, lower net investment income on available-for-sale securities, excluding limited partnerships and other alternative investments.
Cash used for investing activities in 2011 primarily relates to net purchases of mortgage loans of $1.3 billion and net purchases of fixed maturities, fair value option of $627, partially offset by net receipts on derivatives of $720 and net proceeds of available-for-sale securities of $256. Cash used for investing activities in 2010 primarily relates to net purchases of available-for-sale securities of $1.5 billion and net payments on derivatives of $338, partially offset by net proceeds from sales of mortgage loans of $1.4 billion.
Cash used for financing activities in 2011 primarily consists of repayment of long-term debt and dividends paid on common and preferred stock, partially offset by net inflows on investment and universal life-type contracts. In the comparable prior period of 2010, cash used for financing activities increased primarily due to repayments of consumer notes of $754, repayment of $275 in senior notes and net outflows on investment and universal life-type contracts.
Year ended December 31, 2010 compared to the year ended December 31, 2009
The increase in cash provided by operating activities, compared to the prior year period, was primarily the result of increases in fee income.
Cash used for investing activities in 2010 primarily relates to net purchases of available-for-sale securities of $1.5 billion and net payments on derivatives of $338, partially offset by net proceeds from sales of mortgage loans of $1.4 billion. Cash used for investing activities in 2009 consisted of net outflows of $2.9 billion from changes in payables on securities lending, net purchases of available-for-sale securities and $561of net payments on derivatives, partially offset by net proceeds from sales of mortgage loans of $396.
Cash used for financing activities in 2010 primarily consists of repayments of consumer notes of $754, repayment of $275 in senior notes and net outflows on investment and universal life-type contracts. Cash provided by financing activities in 2009 primarily consists of proceeds from the issuance of preferred stock and warrants to U.S. Treasury of $3.4 billion, partially offset by net outflows on investment and universal life-type contracts.
Operating cash flows in each of the last three years have been adequate to meet liquidity requirements.

Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Financial Risk on Statutory Capital and Liquidity Risk section in this MD&A.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 17, 2012.

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
The agencies consider many factors in determining the final rating of an insurance company. One consideration is the relative level of statutory surplus necessary to support the business written. Statutory surplus represents the capital of the insurance company reported in accordance with accounting practices prescribed by the applicable state insurance department. See Part I, Item 1A. Risk Factors — “Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.”
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amounts as of December 31, 2011 and 2010 in the table below are based on actual statutory filings with the applicable regulatory authorities.

	2011	2010
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,388	$7,731
Property and casualty insurance subsidiaries	7,412	7,721

Total	$14,800	$15,452

Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, decreased by $343, primarily due to variable annuity surplus impacts of $470 and an increase in the asset valuation reserve of $323, partially offset by an increase in capital contributions of $287 and an increase in statutory admitted deferred tax assets of $268. Total statutory capital and surplus for the property and casualty insurance subsidiaries decreased by $309, primarily due to dividends to the HFSG Holding Company of $1.1 billion, partially offset by statutory net income, after tax, of $514, an increase in statutory admitted assets of $145, unrealized gains of $90, and an increase in statutory admitted deferred tax assets of $26.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion as of December 31, 2011 and 2010.

Statutory Capital
The Company’s stockholders’ equity, as prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) was $22.9 billion as of December 31, 2011. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S.STAT”) was $14.8 billion as of December 31, 2011. Significant differences between U.S.GAAP stockholders’ equity and aggregate statutory capital and surplus prepared in accordance with U.S.STAT include the following:
•	Costs incurred by the Company to acquire insurance policies are deferred under U.S.GAAP while those costs are expensed immediately under U.S.STAT.
•
Temporary differences between the book and tax basis of an asset or liability which are recorded as deferred tax assets are evaluated for recoverability under U.S.GAAP while those amounts deferred are subject to limitations under U.S.STAT.

•
The assumptions used in the determination of Life benefit reserves is prescribed under U.S.STAT, while the assumptions used under U.S.GAAP are generally the Company’s best estimates. The methodologies for determining life insurance reserve amounts may also be different. For example, reserving for living benefit reserves under U.S.STAT is generally addressed by the Commissioners’ Annuity Reserving Valuation Methodology and the related Actuarial Guidelines, while under U.S.GAAP, those same living benefits may be considered embedded derivatives and recorded at fair value or they may be considered SOP 03-1 reserves. The sensitivity of these life insurance reserves to changes in equity markets, as applicable, will be different between U.S.GAAP and U.S.STAT.

•
The difference between the amortized cost and fair value of fixed maturity and other investments, net of tax, is recorded as an increase or decrease to the carrying value of the related asset and to equity under U.S.GAAP, while U.S.STAT only records certain securities at fair value, such as equity securities and certain lower rated bonds required by the NAIC to be recorded at the lower of amortized cost or fair value.

•
U.S.STAT for life insurance companies establishes a formula reserve for realized and unrealized losses due to default and equity risks associated with certain invested assets (the Asset Valuation Reserve), while U.S.GAAP does not. Also, for those realized gains and losses caused by changes in interest rates, U.S.STAT for life insurance companies defers and amortizes the gains and losses, caused by changes in interest rates, into income over the original life to maturity of the asset sold (the Interest Maintenance Reserve) while U.S.GAAP does not.

•
Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for U.S.GAAP, while under U.S.STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill is limited.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under U.S.STAT. U.S.GAAP generally evaluates assets based on their recoverability.
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
Sensitivity
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending upon a variety of factors. The amount of change in the statutory surplus or RBC ratios can vary based on individual factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. For further discussion on these factors and the potential impacts to the life insurance subsidiaries, see the Financial Risk on Statutory Capital section within Enterprise Risk Management.
Statutory capital at the property and casualty subsidiaries has historically been maintained at or above the capital level required to meet “AA level” ratings from rating agencies. Statutory capital generated by the property and casualty subsidiaries in excess of the capital level required to meet “AA level” ratings is available for use by the enterprise or for corporate purposes. The amount of statutory capital can increase or decrease depending on a number of factors affecting property and casualty results including, among other factors, the level of catastrophe claims incurred, the amount of reserve development, the effect of changes in interest rates on investment income and the discounting of loss reserves, and the effect of realized gains and losses on investments.
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
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, see “Terrorism” under the Insurance Risk Management section of the MD&A.
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
The Hartford is subject to a number of applicable Dodd-Frank Act provisions. For example, if we are designated a systemically important financial institution, the Dodd-Frank Act may restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account. Other provisions in the Dodd-Frank Act that may impact us include: a new “Federal Insurance Office” within Treasury; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.
FY 2013, Budget of the United States Government
On February 13, 2012, the Obama Administration released its “FY 2013, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of variable annuities and variable life products and its profits on COLI policies could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.
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
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2011.
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
The Hartford’s management assessed its internal controls over financial reporting as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report, dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, and for other-than temporary impairments as required by accounting guidance adopted in 2009.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 24, 2012

Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2012 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Nominee for Directorships”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Board of Directors” and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company:

		Position with The Hartford and Business Experience
Name	Age	During the Past Five Years
Jonathan R. Bennett	47	Executive Vice President, Digital Commerce & Customer Analytics (July 2010-Present); Executive Vice President of Personal & Small Business Insurance (2005-July 2010)
Beth A. Bombara	44	Senior Vice President and Controller (June 2007-Present); Vice President (2004-June 2007)
James M. Eckerle	52	Executive Vice President of Strategic Initiatives and Enterprise Technology (October 2010-Present); Senior Vice President of Global Transition, Quality and Change, Bank of America (2004-October 2010)
Douglas Elliot	51	Executive Vice President and President of Commercial Markets (April 2011-Present); President and Chief Executive Officer, HSB Group (July 2007-March 2011); President and Chief Operating Officer, HSB Group (January 2007-June 2007); Senior Advisor, Aspen Insurance Holdings (2006); Chief Executive Officer of General Commercial and Personal Lines, St. Paul Travelers Companies (2004-2007)
Alan J. Kreczko	60	Executive Vice President and General Counsel (June 2007-Present); Senior Vice President and Deputy General Counsel (2002-June 2007)
David N. Levenson	45	Executive Vice President and President of Wealth Management (July 2010-Present); Executive Vice President of Legacy Holdings (June 2009-July 2010); Head of Product Distribution, President and CEO of Hartford Life K.K.[1] (2006-2009)
André A. Napoli	46	Executive Vice President and President of Consumer Markets (August 2010-Present); Executive Vice President and Chief Administrative Officer, CUNA Mutual Group (July 2009-August 2010 ); Senior Vice President, Consumer Products, CUNA Mutual Group (August 2007-July 2009); Vice President, Standard Auto Product and Pricing, Nationwide (October 2006-August 2007); Vice President, Personal Lines Pricing and Research, Nationwide (July 2005-October 2006)
Robert Rupp	59	Executive Vice President and Chief Risk Officer (October 2011-Present); Executive Vice President, Head of Enterprise-Wide Market Risk, BONY Mellon (September 2008-October 2011); Managing Director, Risk Management, JP Morgan Chase (2004-2008)
Christopher J. Swift	51	Executive Vice President and Chief Financial Officer (March 2010-Present); Vice President and CFO, American Life Insurance Company (March 2009-April 2010); Vice President and CFO, AIG’s Global Life Insurance and Retirement Services Division (July 2005-March 2009)

		Position with The Hartford and Business Experience
Name	Age	During the Past Five Years
Karen C. Tripp	56	Executive Vice President of Marketing and Communications (September 2010-Present); Vice President of Corporate Communications, L3 Communications (2007-September 2010); General Manager of Global Communications, General Electric (2002-2007)
Hugh M. Whelan	51	Acting President of Hartford Investment Management Company[1] (October 2011-Present), Executive Vice President, Hartford Investment Management Company (2005-2011)
Eileen G. Whelley	57	Executive Vice President of Human Resources (June 2007-Present); Executive Vice President of Global HR (December 2006-June 2007); GE Vice President and Executive Vice President of Human Resources, NBC Universal (2004-December 2006)

[1]	Denotes a subsidiary of The Hartford

Item 11.	EXECUTIVE COMPENSATION
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
Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Information on Stock Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2011 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 19, 2010, the shareholders of the Company approved the 2010 Stock Plan, which superseded the 2005 Stock Plan. Pursuant to the provisions of the 2010 Stock Plan, no additional shares may be issued from the 2005 Stock Plan. To the extent that any awards under the 2005 Stock Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2010 Stock Plan and such shares shall be added to the total number of shares available under the 2010 Stock Plan.
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”) pursuant to which it may grant awards to non-employee wholesalers of products of Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”).

	(a)	(b)	(c)
	Number of Securities	Weighted-average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Equity compensation plans approved by stockholders	4,833,390	$47.89	21,124,460	[1]
Equity compensation plans not approved by stockholders	5,956	47.12	264,388

Total	4,839,346	$47.89	21,388,848

[1]	Of these shares, 6,472,280 shares remain available for purchase under the ESPP.

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
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption “Corporate Governance” and “Board of Directors” and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Report of the Audit Committee” and is incorporated herein by reference.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, and for other-than-temporary impairments as required by accounting guidance adopted in 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 24, 2012

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2011	2010	2009

Revenues
Earned premiums	$14,088	$14,055	$14,424
Fee income	4,750	4,748	4,547
Net investment income:
Securities available-for-sale and other	4,272	4,364	4,017
Equity securities, trading	(1,359)	(774)	3,188

Total net investment income	2,913	3,590	7,205

Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(263)	(852)	(2,191)
OTTI losses recognized in other comprehensive income (“OCI”)	89	418	683

Net OTTI losses recognized in earnings	(174)	(434)	(1,508)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	29	(177)	(496)

Total net realized capital losses	(145)	(611)	(2,004)
Other revenues	253	267	261

Total revenues	21,859	22,049	24,433

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	14,625	13,025	13,831
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	(1,359)	(774)	3,188
Amortization of deferred policy acquisition costs and present value of future profits	3,427	2,527	4,257
Insurance operating costs and other expenses	4,398	4,407	4,370
Interest expense	508	508	476
Goodwill impairment	30	—	32

Total benefits, losses and expenses	21,629	19,693	26,154

Income (loss) from continuing operations before income taxes	230	2,356	(1,721)
Income tax expense (benefit)	(346)	612	(838)

Income (loss) from continuing operations, net of tax	576	1,744	(883)
Income (loss) from discontinued operations, net of tax	86	(64)	(4)

Net income (loss)	$662	$1,680	$(887)

Preferred stock dividends and accretion of discount	42	515	127

Net income (loss) available to common shareholders	$620	$1,165	$(1,014)

Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$1.20	$2.85	$(2.92)
Diluted	$1.12	$2.62	$(2.92)

Net income (loss) available to common shareholders per common share
Basic	$1.39	$2.70	$(2.93)
Diluted	$1.30	$2.49	$(2.93)

Cash dividends declared per common share	$0.40	$0.20	$0.20

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2011	2010	2009
Comprehensive Income
Net income (loss)	$662	$1,680	$(887)

Other comprehensive income
Change in net unrealized gain/loss on securities	1,979	1,707	5,909
Change in OTTI losses recognized in other comprehensive income	9	116	(224)
Change in net gain/loss on cash-flow hedging instruments	131	128	(387)
Change in foreign currency translation adjustments	112	289	(23)
Change in pension and other postretirement plan adjustments	(73)	(123)	(155)

Total other comprehensive income	2,158	2,117	5,120

Total comprehensive income	$2,820	$3,797	$4,233

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2011	2010
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $78,978 and $78,419) (includes variable interest entity assets, at fair value, of $153 and $406)	$81,809	$77,820
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $338 and $323)	1,328	649
Equity securities, trading, at fair value (cost of $32,928 and $33,899)	30,499	32,820
Equity securities, available-for-sale, at fair value (cost of $1,056 and $1,013)	921	973
Mortgage loans (net of allowances for loan losses of $102 and $155)	5,728	4,489
Policy loans, at outstanding balance	2,001	2,181
Limited partnerships and other alternative investments (includes variable interest entity assets of $7 and $14)	2,532	1,918
Other investments	2,394	1,617
Short-term investments	7,736	8,528

Total investments	134,948	130,995
Cash	2,581	2,062
Premiums receivable and agents’ balances, net	3,446	3,273
Reinsurance recoverables, net	4,768	4,862
Deferred policy acquisition costs and present value of future profits	8,744	9,857
Deferred income taxes, net	1,398	3,725
Goodwill	1,006	1,051
Property and equipment, net	1,029	1,150
Other assets	2,274	1,629
Separate account assets	143,870	159,742

Total assets	$304,064	$318,346

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,016	$39,598
Other policyholder funds and benefits payable	45,612	44,550
Other policyholder funds and benefits payable — international variable annuities	30,461	32,793
Unearned premiums	5,222	5,176
Short-term debt	—	400
Long-term debt	6,216	6,207
Consumer notes	314	382
Other liabilities (includes variable interest entity liabilities of $471 and $394)	8,443	9,187
Separate account liabilities	143,870	159,742

Total liabilities	281,154	298,035

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,750,171 and 469,754,771 shares issued	5	5
Additional paid-in capital	10,391	10,448
Retained earnings	12,519	12,077
Treasury stock, at cost — 27,211,115 and 25,205,283 shares	(1,718)	(1,774)
Accumulated other comprehensive income (loss), net of tax	1,157	(1,001)

Total stockholders’ equity	22,910	20,311

Total liabilities and stockholders’ equity	$304,064	$318,346

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders’ Equity

	For the years ended December 31,
(In millions, except for share data)	2011	2010	2009
Preferred Stock, at beginning of period	$556	$2,960	$—
Issuance of mandatory convertible preferred stock	—	556	—
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	440	—
Issuance (redemption) of preferred stock to the U.S. Treasury	—	(3,400)	2,920
Accretion of preferred stock discount on issuance to U.S. Treasury	—	—	40

Preferred Stock, at end of period	556	556	2,960

Common Stock	5	5	4

Additional Paid-in Capital, at beginning of period	10,448	8,985	7,569
Issuance of common shares under public offering	—	1,599	—
Issuance of shares under incentive and stock compensation plans	(50)	(130)	(126)
Tax expense on employee stock options and awards	(7)	(6)	(11)
Issuance of shares under discretionary equity issuance plan	—	—	887
Issuance of warrants to U.S. Treasury	—	—	480
Reclassification of warrants from other liabilities to equity and extension of warrants’ term	—	—	186

Additional Paid-in Capital, at end of period	10,391	10,448	8,985

Retained Earnings, at beginning of period, before cumulative effect of accounting change, net of tax	12,077	11,164	11,336
Cumulative effect of accounting change, net of tax	—	26	—

Retained Earnings, at beginning of period, as adjusted	12,077	11,190	11,336
Net income (loss)	662	1,680	(887)
Cumulative effect of accounting changes, net of tax	—	(194)	912
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	(440)	—
Dividends on preferred stock	(42)	(75)	(87)
Dividends declared on common stock	(178)	(84)	(70)
Accretion of preferred stock discount on issuance to U.S. Treasury	—	—	(40)

Retained Earnings, at end of period	12,519	12,077	11,164

Treasury Stock, at Cost, at beginning of period	(1,774)	(1,936)	(2,120)
Issuance of shares under incentive and stock compensation plans from treasury stock	115	165	187
Treasury stock acquired	(51)	—	—
Return of shares under incentive and stock compensation plans to treasury stock	(8)	(3)	(3)

Treasury Stock, at Cost, at end of period	(1,718)	(1,774)	(1,936)

Accumulated Other Comprehensive Loss, Net of Tax, at beginning of period	(1,001)	(3,312)	(7,520)
Cumulative effect of accounting changes, net of tax	—	194	(912)
Total other comprehensive income	2,158	2,117	5,120

Accumulated Other Comprehensive Income (Loss), Net of Tax, at end of period	1,157	(1,001)	(3,312)

Noncontrolling Interest, at beginning of period	—	29	92
Recognition of noncontrolling interest in other liabilities	—	(29)	—
Change in noncontrolling interest ownership	—	—	(56)
Noncontrolling loss	—	—	(7)

Noncontrolling Interest, at end of period	—	—	29

Total Stockholders’ Equity	$22,910	$20,311	$17,894

Preferred Shares Outstanding, at beginning of period (in thousands)	575	3,400	6,048
Redemption of preferred shares issued to the U.S. Treasury	—	(3,400)	—
Issuance of mandatory convertible preferred shares	—	575	—
Conversion of preferred to common shares	—	—	(6,048)
Issuance of shares to U.S. Treasury	—	—	3,400

Preferred Shares Outstanding, at end of period	575	575	3,400

Common Shares Outstanding, at beginning of period (in thousands)	444,549	383,007	300,579
Issuance of shares under public offering	—	59,590	—
Issuance of shares under incentive and stock compensation plans	1,476	2,095	2,356
Return of shares under incentive and stock compensation plans and other to treasury stock	(261)	(143)	(204)
Treasury stock acquired	(3,225)	—	(27)
Conversion of preferred to common shares	—	—	24,194
Issuance of shares under discretionary equity issuance plan	—	—	56,109

Common Shares Outstanding, at end of period	442,539	444,549	383,007

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2011	2010	2009
Operating Activities
Net income (loss)	$662	$1,680	$(887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	3,427	2,544	4,267
Additions to deferred policy acquisition costs and present value of future profits	(2,608)	(2,648)	(2,853)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	1,451	(93)	558
Change in reinsurance recoverables	(31)	353	236
Change in receivables and other assets	(211)	437	380
Change in payables and accruals	(491)	(612)	(1,271)
Change in accrued and deferred income taxes	(103)	561	(246)
Net realized capital losses	24	554	2,010
Net receipts (disbursements) from investment contracts related to policyholder funds — international variable annuities	(2,332)	497	1,498
Net (increase) decrease in equity securities, trading	2,321	(499)	(1,501)
Depreciation and amortization	668	596	470
Goodwill impairment	30	153	32
Other operating activities, net	(533)	(214)	281

Net cash provided by operating activities	2,274	3,309	2,974
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	37,914	49,155	53,538
Fixed maturities, fair value option	37	20	—
Equity securities, available-for-sale	239	325	949
Mortgage loans	515	1,723	629
Partnerships	237	367	391
Payments for the purchase of:
Fixed maturities, available-for-sale	(37,627)	(50,807)	(54,346)
Fixed maturities, fair value option	(664)	(75)	—
Equity securities, available-for-sale	(270)	(163)	(307)
Mortgage loans	(1,800)	(291)	(233)
Partnerships	(784)	(348)	(274)
Proceeds from business sold	278	241	(7)
Derivatives, net	720	(338)	(561)
Change in policy loans, net	180	(7)	34
Change in payables for collateral under securities lending, net	—	(46)	(2,925)
Other investing activities, net	(157)	(190)	(11)

Net cash used for investing activities	(1,182)	(434)	(3,123)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	11,531	12,602	14,239
Withdrawals and other deductions from investment and universal life-type contracts	(21,022)	(22,476)	(24,341)
Net transfers from separate accounts related to investment and universal life-type contracts	9,843	8,409	7,203
Proceeds from issuance of long-term debt	—	1,090	—
Repayments at maturity for long-term debt and payments on capital lease obligations	(405)	(343)	(24)
Change in commercial paper	—	—	(375)
Repayments at maturity or settlement of consumer notes	(68)	(754)	(74)
Net proceeds from issuance of mandatory convertible preferred stock	—	556	—
Net proceeds from issuance of common shares under public offering	—	1,600	—
Redemption of preferred stock issued to the U.S. Treasury	—	(3,400)	—
Proceeds from issuance of preferred stock and warrants to U.S. Treasury	—	—	3,400
Net proceeds from issuance of common shares under discretionary equity issuance plan	—	—	887
Proceeds from net issuance of shares under incentive and stock compensation plans and excess tax benefit	10	25	17
Treasury stock acquired	(46)	—	—
Dividends paid on preferred stock	(42)	(85)	(73)
Dividends paid on common stock	(153)	(85)	(149)
Changes in bank deposits and payments on bank advances	(257)	(94)	(187)

Net cash provided by (used for) financing activities	(609)	(2,955)	523
Foreign exchange rate effect on cash	36	—	(43)
Net increase (decrease) in cash	519	(80)	331
Cash — beginning of period	2,062	2,142	1,811

Cash — end of period	$2,581	$2,062	$2,142

Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$179	$308	$(243)
Interest paid	$501	$485	$475
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). Also, The Hartford continues to administer business previously sold in Japan and the U.K.
The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further discussions on VIEs see Note 5 of the Notes to Consolidated Financial Statements. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
Discontinued Operations
The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.
The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. See Note 20 of the Notes to Consolidated Financial Statements for information on the specific subsidiaries and related impacts.
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
Mutual Funds
The Company maintains a retail mutual fund operation whereby the Company, through wholly-owned subsidiaries, provides investment management and administrative services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (collectively, “mutual funds”), consisting of 57 non-proprietary mutual funds, as of December 31, 2011. The Company charges fees to these mutual funds, which are recorded as revenue by the Company. These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. In the fourth quarter of 2011, the Company entered into a preferred partnership agreement with Wellington Management Company, LLP (“Wellington Management”) and announced that Wellington Management will serve as the sole sub-advisor for The Hartford’s non-proprietary mutual funds, including equity and fixed income funds, pending a fund-by-fund review by The Hartford’s mutual funds board of directors. As of December 31, 2011, Wellington Management served as the sub-advisor for 29 of The Hartford’s non-proprietary mutual funds and has been the primary manager for the Company’s equity funds.
The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s Consolidated Financial Statements since they are not assets, liabilities and operations of the Company
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Accounting Policies (continued)
Future Adoption of New Accounting Standards
Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts
In October 2010, the FASB issued a standard clarifying the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising.
This standard is effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This standard may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. Early adoption as of the beginning of a fiscal year is permitted.
The Company elected to adopt this standard retrospectively on January 1, 2012, resulting in a write down of the Company’s deferred acquisition costs relating to those costs which no longer meet the revised standard as summarized above. The Company estimates the cumulative effect of the retrospective adoption of this standard, when reflected in future financial statements, will reduce stockholders’ equity as of December 31, 2011 by approximately $1.5 billion, after-tax and increase 2011 net income by approximately $45. Excluding the effects of the DAC Unlock and amortization related to realized gains and losses, the estimated effect would be a decrease to 2011 net income of approximately $10. Future income statement impacts will reflect higher non-deferrable expenses and lower amortization due to the lower DAC balance, before the effect of any DAC Unlock and amortization related to realized gains and losses.
Significant Accounting Policies
The Company’s significant accounting policies are described below or are referenced below to the applicable Note where the description is included.

Accounting Policy	Note
Fair Value Measurements	4
Investments and Derivative Instruments	5
Reinsurance	6
Deferred Policy Acquisition Costs and Present Value of Future Profits	7
Goodwill and Other Intangible Assets	8
Separate Accounts, Death Benefits and Other Insurance Benefit Features	9
Sales Inducements	10
Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	11
Commitments and Contingencies	12
Income Taxes	13
Employee Benefit Plans	17
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $119 as of December 31, 2011 and 2010.
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
Net written premiums for participating property and casualty insurance policies represented 9%, 8% and 8% of total net written premiums for the years ended December 31, 2011, 2010 and 2009, respectively. Participating dividends to policyholders were $18, $5 and $10 for the years ended December 31, 2011, 2010 and 2009, respectively.
Total participating policies in-force represented 1% of the total life insurance policies in-force as of December 31, 2011, 2010, and 2009. Dividends to policyholders were $17, $21 and $13 for the years ended December 31, 2011, 2010, and 2009, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.
Cash
Cash represents cash on hand and demand deposits with banks or other financial institutions.
Property and Equipment
Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $2.1 billion and $1.9 billion as of December 31, 2011 and 2010, respectively. Depreciation expense was $216, $276, and $253 for the years ended December 31, 2011, 2010, and 2009, respectively.
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

	For the years ended December 31,
(In millions, except for per share data)	2011	2010	2009
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$576	$1,744	$(883)
Less: Preferred stock dividends and accretion of discount	42	515	127

Income (loss) from continuing operations, net of tax, available to common shareholders	534	1,229	(1,010)
Add: Dilutive effect of preferred stock dividends	—	33	—

Income (loss) from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$534	$1,262	$(1,010)

Income (loss) from discontinued operations, net of tax	$86	$(64)	$(4)

Net income
Net income	$662	$1,680	$(887)
Less: Preferred stock dividends and accretion of discount	42	515	127

Net income (loss) available to common shareholders	620	1,165	(1,014)
Add: Dilutive effect of preferred stock dividends	—	33	—

Net income (loss) available to common shareholders and assumed conversion of preferred shares	$620	$1,198	$(1,014)

Shares
Weighted average common shares outstanding, basic	445.0	431.5	346.3

Dilutive effect of warrants	31.9	32.3	—
Dilutive effect of stock compensation plans	1.1	1.3	—
Dilutive effect of mandatory convertible preferred shares	—	16.4	—

Weighted average shares outstanding and dilutive potential common shares	478.0	481.5	346.3

Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$1.20	$2.85	$(2.92)
Income (loss) from discontinued operations, net of tax	0.19	(0.15)	(0.01)

Net income (loss) available to common shareholders	$1.39	$2.70	$(2.93)

Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$1.12	$2.62	$(2.92)
Income (loss) from discontinued operations, net of tax	0.18	(0.13)	(0.01)

Net income (loss) available to common shareholders	$1.30	$2.49	$(2.93)

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
Under the treasury stock method for the warrants issued as a result of the Company’s participation in the Capital Purchase Program, see Note 15, exercise shall be assumed at the beginning of the period. The proceeds from exercise of $9.699 per share in 2011 and 9.790 per share in 2010 and 2009 shall be assumed to be used to purchase common shares at the average market price during the period.
Under the treasury stock method for the warrants issued to Allianz, see Note 15, exercise shall be assumed at the beginning of the period. The proceeds from exercise of $25.23 in 2011, $25.23 in 2010 and $25.25 in 2009 per share shall be assumed to be used to purchase common shares at the average market price during the period.
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
Under the if-converted method for mandatory convertible preferred stock, see Note 15, the conversion to common shares is assumed if the inclusion of these shares and the related dividend adjustment are dilutive to the earnings per share calculation. For the year ended December 31, 2011, 20.7 million shares and the related dividend adjustment would have been antidilutive to the earnings per share calculations and therefore are excluded. Assuming the impact of the mandatory convertible preferred shares was dilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 498.7 million shares. For the year ended December 31, 2010, these shares and the related dividend adjustment are included in the diluted earnings per share calculation.
As a result of the net loss in the year ended December 31, 2009, the Company used basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 14.6 million, stock compensation plans of 0.9 million, would have been antidilutive to the earnings per share calculation. In the absence of the net loss, weighted average common shares outstanding and dilutive potential common shares would have totaled 361.8 million for the year ended December 31, 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information
The Company is organized into four divisions: Commercial Markets, Consumer Markets, Wealth Management and Runoff Operations. In 2011, the Runoff Operations division was formed to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. As a result, the Company conducts business principally in nine reporting segments, and segment data for prior reporting periods has been adjusted accordingly.
The Company’s reporting segments, as well as the Corporate category, are as follows:
Commercial Markets
Property & Casualty Commercial
Property & Casualty Commercial provides workers’ compensation, property, automobile, marine, livestock, liability and umbrella coverages primarily throughout the United States (“U.S.”), along with a variety of customized insurance products and risk management services including professional liability, fidelity, surety, and specialty casualty coverages.
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
Wealth Management
Individual Annuity
Individual Annuity offers individual variable, fixed market value adjusted (“fixed MVA”), fixed index and single premium immediate annuities in the U.S.
Individual Life
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
Runoff Operations
Life Other Operations
Life Other Operations consists of the international annuity business of the former Global Annuity reporting segment as well as certain product offerings previously included in the former Global Annuity and Life Insurance reporting segments. Life Other Operations encompasses the administration of investment retirement savings and other insurance and savings products to individuals and groups outside of the U.S., primarily in Japan and Europe, as well as institutional annuity products and private placement life insurance.
Property & Casualty Other Operations
Property & Casualty Other Operations, previously included in the former Corporate and Other category, includes the Company’s management of certain property and casualty operations that have discontinued writing new business and substantially all of the Company’s asbestos and environmental exposures.
Corporate
The Company includes in the Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities; banking operations; certain fee income and commission expenses associated with sales of non-proprietary products by broker-dealer subsidiaries; and certain purchase accounting adjustments and other charges not allocated to the segments. The former Corporate and Other category was renamed for 2011 segment reporting due to the inclusion of the Property & Casualty Other Operations as a separate reporting segment in the new Runoff Operations division.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Net income (loss)	2011	2010	2009
Property & Casualty Commercial	$528	$995	$899
Group Benefits	90	185	193
Consumer Markets	5	143	140
Individual Annuity	(14)	527	(444)
Individual Life	133	229	15
Retirement Plans	15	47	(222)
Mutual Funds	98	132	34
Life Other Operations	358	(90)	(698)
Property & Casualty Other Operations	(117)	(53)	(78)
Corporate	(434)	(435)	(726)

Net income (loss)	$662	$1,680	$(887)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Revenues	2011	2010	2009
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$2,809	$2,387	$2,275
Property	528	547	597
Automobile	583	598	646
Package business	1,145	1,124	1,123
Liability	540	540	619
Fidelity and surety	215	224	250
Professional liability	307	324	393

Total Property & Casualty Commercial	6,127	5,744	5,903
Group Benefits
Group disability	1,929	2,004	1,975
Group life and accident	2,024	2,052	2,126
Other	194	222	249

Total Group Benefits	4,147	4,278	4,350
Consumer Markets
Automobile	2,619	2,806	2,857
Homeowners	1,128	1,141	1,102

Total Consumer Markets [1]	3,747	3,947	3,959
Individual Annuity
Variable annuity	1,604	1,702	1,468
Fixed / MVA and other annuity	56	14	(3)

Total Individual Annuity	1,660	1,716	1,465
Individual Life
Variable life	396	416	503
Universal life	455	391	390
Term / Other life	48	49	47

Total Individual Life	899	856	940
Retirement Plans
401(k)	332	318	286
Government plans	48	41	38

Total Retirement Plans	380	359	324
Mutual Funds
Non-Proprietary	590	603	518

Proprietary	59	61	—

Total Mutual Funds	649	664	518

Life Other Operations	1,020	1,049	1,293
Property & Casualty Other Operations	—	1	—
Corporate	209	189	219

Total earned premiums, fees, and other considerations	18,838	18,803	18,971
Net investment income (loss):
Securities available-for-sale and other	4,272	4,364	4,017
Equity securities, trading	(1,359)	(774)	3,188

Total net investment income (loss)	2,913	3,590	7,205
Net realized capital gains (losses)	(145)	(611)	(2,004)
Other revenues	253	267	261

Total revenues	$21,859	$22,049	$24,433

[1]	For 2011, 2010 and 2009, AARP members accounted for earned premiums of $2.8 billion, $2.9 billion and $2.8 billion, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

Geographical Revenue Information	For the years ended December 31,
Revenues	2011	2010	2009
United States of America	$21,561	$22,140	$20,189
Japan	135	(329)	3,816
Other	163	238	428

Total revenues	$21,859	$22,049	$24,433

Amortization of deferred policy acquisition costs and	For the years ended December 31,
present value of future profits	2011	2010	2009
Property & Casualty Commercial	$1,356	$1,353	$1,393
Group Benefits	55	61	61
Consumer Markets	639	667	674
Individual Annuity	483	(56)	1,339
Individual Life	221	119	314
Retirement Plans	134	27	56
Mutual Funds	47	51	50
Life Other Operations	492	305	370

Total amortization of deferred policy acquisition costs and present value of future profits	$3,427	$2,527	$4,257

	For the years ended December 31,
Income tax expense (benefit)	2011	2010	2009
Property & Casualty Commercial	$40	$407	$356
Group Benefits	—	65	59
Consumer Markets	(29)	52	48
Individual Annuity	(274)	124	(481)
Individual Life	33	107	(27)
Retirement Plans	(45)	13	(143)
Mutual Funds	54	52	18
Life Other Operations	150	—	(343)
Property & Casualty Other Operations	(74)	(40)	(51)
Corporate	(201)	(168)	(274)

Total income tax expense (benefit)	$(346)	$612	$(838)

	As of December 31,
Assets	2011	2010
Property & Casualty Commercial	$24,692	$23,736
Group Benefits	9,485	9,028
Consumer Markets	6,513	6,778
Individual Annuity	87,055	101,144
Individual Life	17,930	16,538
Retirement Plans	35,410	34,152
Mutual Funds	307	301
Life Other Operations	111,407	113,065
Property & Casualty Other Operations	4,639	4,733
Corporate	6,626	8,871

Total assets	$304,064	$318,346

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

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and derivative securities.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative securities. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. Transfers between Level 1 and Level 2 were not material for the year ended December 31, 2011. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	December 31, 2011
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,153	$—	$2,792	$361
CDOs	2,487	—	2,119	368
CMBS	6,951	—	6,363	588
Corporate	44,011	—	41,756	2,255
Foreign government/government agencies	2,161	—	2,112	49
States, municipalities and political subdivisions (“Municipal”)	13,260	—	12,823	437
RMBS	5,757	—	4,694	1,063
U.S. Treasuries	4,029	750	3,279	—

Total fixed maturities	81,809	750	75,938	5,121
Fixed maturities, FVO	1,328	—	833	495
Equity securities, trading	30,499	1,967	28,532	—
Equity securities, AFS	921	352	476	93
Derivative assets
Credit derivatives	(24)	—	(11)	(13)
Equity derivatives	31	—	—	31
Foreign exchange derivatives	519	—	519	—
Interest rate derivatives	195	—	147	48
U.S. GMWB hedging instruments	494	—	11	483
U.S. macro hedge program	357	—	—	357
International program hedging instruments	731	—	692	39
Other derivative contracts	28	—	—	28

Total derivative assets [1]	2,331	—	1,358	973
Short-term investments	7,736	750	6,986	—
Reinsurance recoverable for U.S. GMWB	443	—	—	443
Separate account assets [2]	139,432	101,644	36,757	1,031

Total assets accounted for at fair value on a recurring basis	$264,499	$105,463	$150,880	$8,156

Percentage of level to total	100%	40%	57%	3%

Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(2,538)	$—	$—	$(2,538)
International guaranteed withdrawal benefits	(66)	—	—	(66)
International other guaranteed living benefits	(5)	—	—	(5)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(2,618)	—	—	(2,618)
Derivative liabilities
Credit derivatives	(573)	—	(25)	(548)
Equity derivatives	9	—	—	9
Foreign exchange derivatives	134	—	134	—
Interest rate derivatives	(527)	—	(421)	(106)
U.S. GMWB hedging instruments	400	—	—	400
International program hedging instruments	19	—	23	(4)

Total derivative liabilities [3]	(538)	—	(289)	(249)
Other Liabilities	(9)	—	—	(9)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(3,169)	$—	$(289)	$(2,880)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	December 31, 2010
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,889	$—	$2,412	$477
CDOs	2,611	—	30	2,581
CMBS	7,917	—	7,228	689
Corporate	39,884	—	37,755	2,129
Foreign government/government agencies	1,683	—	1,627	56
Municipal	12,124	—	11,852	272
RMBS	5,683	—	4,398	1,285
U.S. Treasuries	5,029	434	4,595	—

Total fixed maturities	77,820	434	69,897	7,489
Fixed maturities, FVO	649	—	127	522
Equity securities, trading	32,820	2,279	30,541	—
Equity securities, AFS	973	298	521	154
Derivative assets
Credit derivatives	3	—	(18)	21
Equity derivatives	2	—	—	2
Foreign exchange derivatives	795	—	795	—
Interest rate derivatives	(106)	—	(70)	(36)
U.S. GMWB hedging instruments	339	—	(122)	461
U.S. macro hedge program	203	—	—	203
International program hedging instruments	256	2	249	5
Other derivative contracts	32	—	—	32

Total derivative assets [1]	1,524	2	834	688
Short-term investments	8,528	541	7,987	—
Reinsurance recoverable for U.S. GMWB	280	—	—	280
Separate account assets [2]	153,727	116,717	35,763	1,247

Total assets accounted for at fair value on a recurring basis	$276,321	$120,271	$145,670	$10,380

Percentage of level to total	100%	43%	53%	4%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	December 31, 2010
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(1,611)	$—	$—	$(1,611)
International guaranteed withdrawal benefits	(36)	—	—	(36)
International other guaranteed living benefits	3	—	—	3
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(1,653)	—	—	(1,653)
Derivative liabilities
Credit derivatives	(482)	—	(71)	(411)
Equity derivatives	2	—	—	2
Foreign exchange derivatives	(34)	—	(34)	—
Interest rate derivatives	(266)	—	(249)	(17)
U.S. GMWB hedging instruments	128	—	(11)	139
International program hedging instruments	(2)	(2)	—	—

Total derivative liabilities [3]	(654)	(2)	(365)	(287)
Other liabilities	(37)	—	—	(37)
Consumer notes [4]	(5)	—	—	(5)

Total liabilities accounted for at fair value on a recurring basis	$(2,349)	$(2)	$(365)	$(1,982)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2011 and 2010, $1.4 billion and $968, respectively, of cash collateral liability was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Approximately $4.0 and $6.0 billion of investment sales receivable that are not subject to fair value accounting are excluded as of December 31, 2011 and 2010, respectively.

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
The fair valuation process is monitored by the Valuation Committee, which is a cross-functional group of senior management within HIMCO that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There is also a Fair Value Working Group (“Working Group”) which includes the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

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
The Working Group performs ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
The Company conducts other specific activities to monitor controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, missing prices and second source validation on most sectors. Analyses are conducted by a dedicated pricing unit who follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades. For a sample of structured securities, a comparison of the vendor’s assumptions to our internal econometric models is also performed; any differences are challenged in accordance with the process described above.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2011 and 2010, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives, as well as for all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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

•	Corporates, including investment grade private placements — Primary inputs also include observations of credit default swap curves related to the issuer.
•	Foreign government/government agencies - Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.
•	Municipals — Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.
•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.
•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.
•	Credit derivatives — Significant inputs primarily include the swap yield curve and credit curves.
•	Foreign exchange derivatives — Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.
•	Interest rate derivatives — Significant input is primarily the swap yield curve.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Level 3
Most of the Company’s securities classified as Level 3 are valued based on brokers’ prices. This includes less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs and residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans. Primary inputs for these structured securities are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their illiquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). As a result of sustained volatility in the Company’s credit default spreads, during 2009 the Company changed its estimate of the Credit Standing Adjustment to incorporate a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. Prior to the first quarter of 2009, the Company calculated the Credit Standing Adjustment by using default rates published by rating agencies, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $55, ($10) and $26, for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 the credit standing adjustment was $80.

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
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $52, $159 and $566 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 the behavior risk margin was $419.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $(72), $104 and $550 for the years ended December 31, 2011, 2010 and 2009, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the year ended December 31, 2011 and 2010, for the financial instruments classified as Level 3.
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2011 to December 31, 2011.

	Fixed Maturities, AFS
					Foreign			Total Fixed	Fixed
					govt./govt			Maturities,	Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS	FVO
Fair value as of January 1, 2011	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489	$522
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(27)	(41)	11	(40)	—	—	(21)	(118)	22
Included in OCI [3]	22	126	52	(31)	1	48	3	221	—
Purchases	58	—	29	108	3	131	25	354	—
Settlements	(37)	(151)	(86)	(121)	(4)	—	(135)	(534)	(3)
Sales	(10)	(66)	(317)	(162)	(7)	(2)	(16)	(580)	(42)
Transfers into Level 3 [4]	82	30	268	774	39	4	82	1,279	—
Transfers out of Level 3 [4]	(204)	(2,111)	(58)	(402)	(39)	(16)	(160)	(2,990)	(4)

Fair value as of December 31, 2011	$361	$368	$588	$2,255	$49	$437	$1,063	$5,121	$495

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$(16)	$(41)	$(17)	$(17)	$—	$—	$(15)	$(106)	$19

		Freestanding Derivatives [5]
						U.S.	Intl.
	Equity				U.S.	Macro	Program		Total Free-
	Securities,			Interest	GMWB	Hedge	Hedging	Other	Standing
Assets (Liabilities)	AFS	Credit	Equity	Rate	Hedging	Program	Instr.	Contracts	Derivatives [5]
Fair value as of January 1, 2011	$154	$(390)	$4	$(53)	$600	$203	$5	$32	$401
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(12)	(170)	(9)	(21)	279	(128)	(3)	(4)	(56)
Included in OCI [3]	(4)	—	—	—	—	—	—	—	—
Purchases	39	1	45	64	23	347	33	—	513
Settlements	—	(2)	—	(48)	(19)	(65)	—	—	(134)
Sales	(10)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	7	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(81)	—	—	—	—	—	—	—	—

Fair value as of December 31, 2011	$93	$(561)	$40	$(58)	$883	$357	$35	$28	$724

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$(10)	$(163)	$(8)	$(19)	$278	$(107)	$(5)	$(4)	$(28)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	Reinsurance Recoverable
Assets	for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2011	$280	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	131	25
Included in OCI [3]	—	—
Purchases	—	292
Settlements	32	—
Sales	—	(171)
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(376)

Fair value as of December 31, 2011	$443	$1,031

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$131	$(1)

	Other Policyholder Funds and Benefits Payable
					Total Other
	U.S.	International			Policyholder
	Guaranteed	Guaranteed	International	Equity	Funds and
	Withdrawal	Living	Other Living	Linked	Benefits	Other	Consumer
Liabilities	Benefits	Benefits	Benefits	Notes	Payable	Liabilities	Notes
Fair value as of January 1, 2011	$(1,611)	$(36)	$3	$(9)	$(1,653)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(780)	(21)	(4)	—	(805)	28	1
Included in OCI [3]	—	—	—	—	0	—	—
Settlements	(147)	(9)	(4)	—	(160)	—	—

Fair value as of December 31, 2011	$(2,538)	$(66)	$(5)	$(9)	$(2,618)	$(9)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2011 [2] [7]	$(780)	$(21)	$(4)	$—	$(805)	$28	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the twelve months from January 1, 2010 to December 31, 2010.

	Fixed Maturities, AFS
					Foreign			Total Fixed	Fixed
					govt./govt.			Maturities,	Maturities,
Assets	ABS	CDOs	CMBS	Corporate	agencies	Municipal	RMBS	AFS	FVO
Fair value as of January 1, 2010	$580	$2,835	$307	$8,027	$93	$262	$1,153	$13,257	$—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(17)	(151)	(132)	(14)	—	1	(43)	(356)	80
Included in OCI [3]	92	533	409	320	5	24	254	1,637	—
Purchases, issuances, and settlements	(74)	(234)	(186)	78	(8)	14	(161)	(571)	(11)
Transfers into Level 3 [4]	40	42	443	967	8	11	146	1,657	453
Transfers out of Level 3 [4]	(144)	(444)	(152)	(7,249)	(42)	(40)	(64)	(8,135)	—

Fair value as of December 31, 2010	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489	$522

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2] [7]	$(8)	$(158)	$(73)	$(24)	$—	$—	$(38)	$(301)	$76

		Freestanding Derivatives [5]
						U.S.	Intl.
	Equity				U.S.	Macro	Program		Total Free-
	Securities,			Interest	GMWB	Hedge	Hedging	Other	Standing
Assets (Liabilities)	AFS	Credit	Equity	Rate	Hedging	Program	Instr.	Contracts	Derivatives [5]
Fair value as of January 1, 2010	$58	$(228)	$(2)	$5	$236	$278	$12	$36	$337
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(6)	124	6	(4)	(74)	(312)	(29)	(4)	(293)
Included in OCI [3]	9	—	—	1	—	—	—	—	1
Purchases, issuances, and settlements	16	4	—	(44)	442	237	22	—	661
Transfers into Level 3 [4]	98	(290)	—	—	—	—	—	—	(290)
Transfers out of Level 3 [4]	(21)	—	—	(11)	(4)	—	—	—	(15)

Fair value as of December 31, 2010	$154	$(390)	$4	$(53)	$600	$203	$5	$32	$401

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2] [7]	$(8)	$116	$6	$(24)	$(61)	$(292)	$(29)	$(4)	$(288)

	Reinsurance Recoverable
Assets	for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2010	$347	$962
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(102)	142
Purchases, issuances, and settlements	35	314
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(185)

Fair value as of December 31, 2010	$280	$1,247

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2] [7]	$(102)	$20

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
						Total Other
	U.S.	International				Policyholder
	Guaranteed	Guaranteed	International	Equity		Funds and
	Withdrawal	Living	Other Living	Linked	Institutional	Benefits	Other	Consumer
Liabilities	Benefits	Benefits	Benefits	Notes	Notes	Payable	Liabilities	Notes
Fair value as of January 1, 2010	$(1,957)	$(45)	$2	$(10)	$(2)	$(2,012)	$—	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	486	22	4	—	2	514	(26)	—
Included in OCI [3]	—	(4)	—	—	—	(4)	—	—
Purchases, issuances, and settlements	(140)	(9)	(3)	1	—	(151)	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	(11)	—

Fair value as of December 31, 2010	$(1,611)	$(36)	$3	$(9)	$—	$(1,653)	$(37)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2010 [2] [7]	$486	$22	$4	$—	$2	$514	$—	$—

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

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Consolidated Balance Sheet in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[7]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
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

	For the years ended December 31,
	2011	2010
Assets
Fixed maturities, FVO
ABS	$—	$(5)
Corporate	10	(7)
CRE CDOs	(33)	83
Foreign government	45	—
RMBS	—	(1)
Other liabilities
Credit-linked notes	28	(26)

Total realized capital gains	$50	$44

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

	As of December 31,
	2011	2010
Assets
Fixed maturities, FVO
ABS	$65	$65
CRE CDOs	225	270
Corporate	272	250
Foreign government	766	64

Total fixed maturities, FVO	$1,328	$649
Other liabilities
Credit-linked notes [1]	$9	$37

[1]	As of December 31, 2011 and 2010, the outstanding principal balance of the notes was $243.
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Assets
Policy loans	$2,001	$2,153	$2,181	$2,294
Mortgage loans	5,728	5,977	4,489	4,524

Liabilities
Other policyholder funds and benefits payable [1]	$10,343	$11,238	$11,155	$11,383
Senior notes [2]	4,481	4,623	4,880	5,072
Junior subordinated debentures [2]	1,735	2,430	1,727	2,596
Consumer notes [3]	310	305	377	392

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2010.
•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Overview
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2011, 2010 and 2009 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010, respectively.

	For the years ended December 31,
	2011	2010	2009
OTTI losses recognized in OCI	$(89)	$(418)	$(683)
Changes in fair value and/or sales	112	647	244
Tax and deferred acquisition costs	(14)	(113)	215

Change in non-credit impairments recognized in OCI	$9	$116	$(224)

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
The primary factors considered in evaluating whether an impairment exists for an equity security include, but are not limited to: (a) the length of time and extent to which the fair value has been less than the cost of the security, (b) changes in the financial condition, credit rating and near-term prospects of the issuer, (c) whether the issuer is current on preferred stock dividends and (d) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, and the change in value of derivatives in certain fair-value hedge relationships. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies previously discussed above. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For limited partnerships and other alternative investments, the equity method of accounting is used to recognize the Company’s share of earnings. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2011, 2010 and 2009.
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
Credit Risk
Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company, credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds for every counterparty. For the company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single level entity is generally $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2011	2010	2009
Fixed maturities	$3,396	$3,489	$3,617
Equity securities, AFS	36	53	93
Mortgage loans	281	260	307
Policy loans	131	132	139
Limited partnerships and other alternative investments	243	216	(341)
Other investments	301	329	314
Investment expenses	(116)	(115)	(112)

Total securities AFS and other	4,272	4,364	4,017
Equity securities, trading	(1,359)	(774)	3,188

Total net investment income (loss)	$2,913	$3,590	$7,205

The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2011, 2010 and 2009, was ($1.3) billion, ($68) and $3.4 billion, respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Net Realized Capital Gains (Losses)

	For the years ended December 31,
	2011	2010	2009
Gross gains on sales	$693	$836	$1,056
Gross losses on sales	(384)	(522)	(1,397)
Net OTTI losses recognized in earnings	(174)	(434)	(1,508)
Valuation allowances on mortgage loans	24	(154)	(403)
Japanese fixed annuity contract hedges, net [1]	3	27	47
Periodic net coupon settlements on credit derivatives/Japan	(10)	(17)	(49)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	(397)	89	1,464
U.S. macro hedge program	(216)	(445)	(733)

Total U.S. program	(613)	(356)	731
International program	775	11	(112)

Total results of variable annuity hedge program	162	(345)	619
Other, net [2]	(459)	(2)	(369)

Net realized capital losses, before-tax	$(145)	$(611)	$(2,004)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2011	2010	2009
Fixed maturities, AFS
Sale proceeds	$36,956	$46,482	$41,973
Gross gains	617	706	755
Gross losses	(381)	(452)	(1,272)
Equity securities, AFS
Sale proceeds	$239	$325	$941
Gross gains	59	24	429
Gross losses	—	(16)	(151)
Sales of AFS securities in 2011 were the result of the reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2011, 2010 and 2009.

	For the years ended December 31,
	2011	2010	2009
Balance as of beginning of period	$(2,072)	$(2,200)	$—
Credit impairments remaining in retained earnings related to adoption of new accounting guidance in April 2009	—	—	(1,320)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(56)	(211)	(840)
Securities previously impaired	(69)	(161)	(292)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	505	468	245
Securities that the Company intends to sell or more likely than not will be required to sell before recovery	—	—	3
Securities due to an increase in expected cash flows	16	32	4

Balance as of end of period	$(1,676)	$(2,072)	$(2,200)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2011					December 31, 2010
	Cost or	Gross	Gross		Non-	Cost or	Gross	Gross		Non-
	Amortized	Unrealized	Unrealized	Fair	Credit	Amortized	Unrealized	Unrealized	Fair	Credit
	Cost	Gains	Losses	Value	OTTI [1]	Cost	Gains	Losses	Value	OTTI [1]
ABS	$3,430	$55	$(332)	$3,153	$(7)	$3,247	$38	$(396)	$2,889	$(2)
CDOs	2,819	16	(348)	2,487	(44)	3,088	1	(478)	2,611	(82)
CMBS	7,192	271	(512)	6,951	(31)	8,297	235	(615)	7,917	(9)
Corporate [2]	41,161	3,661	(739)	44,011	—	38,496	2,174	(747)	39,884	7
Foreign govt./govt. agencies	2,030	141	(10)	2,161	—	1,627	73	(17)	1,683	—
Municipal	12,557	775	(72)	13,260	—	12,469	150	(495)	12,124	—
RMBS	5,961	252	(456)	5,757	(105)	6,036	109	(462)	5,683	(124)
U.S. Treasuries	3,828	203	(2)	4,029	—	5,159	24	(154)	5,029	—

Total fixed maturities, AFS	78,978	5,374	(2,471)	81,809	(187)	78,419	2,804	(3,364)	77,820	(210)
Equity securities, AFS	1,056	68	(203)	921	—	1,013	92	(132)	973	—

Total AFS securities	$80,034	$5,442	$(2,674)	$82,730	$(187)	$79,432	$2,896	$(3,496)	$78,793	$(210)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2011 and 2010.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2011
Maturity	Amortized Cost	Fair Value
One year or less	$3,206	$3,240
Over one year through five years	16,140	16,790
Over five years through ten years	15,041	16,111
Over ten years	25,189	27,320

Subtotal	59,576	63,461
Mortgage-backed and asset-backed securities	19,402	18,348

Total	$78,978	$81,809

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
As of December 31, 2011 and 2010, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. As of December 31, 2011, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, Government of the United Kingdom and AT&T Inc. which each comprised less than 0.8% of total invested assets. As of December 31, 2010, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were JP Morgan Chase & Co., Wells Fargo & Co. and AT&T Inc. which each comprised less than 0.5% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2011 were commercial real estate, municipal investments and U.S. Treasuries which comprised approximately 10%, 10% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2010 were commercial real estate, municipal investments and U.S. Treasuries which comprised approximately 10%, 9% and 9%, respectively, of total invested assets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$629	$594	$(35)	$1,169	$872	$(297)	$1,798	$1,466	$(332)
CDOs	81	59	(22)	2,709	2,383	(326)	2,790	2,442	(348)
CMBS	1,297	1,194	(103)	2,144	1,735	(409)	3,441	2,929	(512)
Corporate [1]	4,388	4,219	(169)	3,268	2,627	(570)	7,656	6,846	(739)
Foreign govt./govt. agencies	218	212	(6)	51	47	(4)	269	259	(10)
Municipal	299	294	(5)	627	560	(67)	926	854	(72)
RMBS	415	330	(85)	1,206	835	(371)	1,621	1,165	(456)
U.S. Treasuries	343	341	(2)	—	—	—	343	341	(2)

Total fixed maturities	7,670	7,243	(427)	11,174	9,059	(2,044)	18,844	16,302	(2,471)
Equity securities	167	138	(29)	439	265	(174)	606	403	(203)

Total securities in an unrealized loss	$7,837	$7,381	$(456)	$11,613	$9,324	$(2,218)	$19,450	$16,705	$(2,674)

	December 31, 2010
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Losses	Cost	Value	Losses	Cost	Value	Losses
ABS	$302	$290	$(12)	$1,410	$1,026	$(384)	$1,712	$1,316	$(396)
CDOs	321	293	(28)	2,724	2,274	(450)	3,045	2,567	(478)
CMBS	556	530	(26)	3,962	3,373	(589)	4,518	3,903	(615)
Corporate	5,533	5,329	(199)	4,017	3,435	(548)	9,550	8,764	(747)
Foreign govt./govt. agencies	356	349	(7)	78	68	(10)	434	417	(17)
Municipal	7,485	7,173	(312)	1,046	863	(183)	8,531	8,036	(495)
RMBS	1,744	1,702	(42)	1,567	1,147	(420)	3,311	2,849	(462)
U.S. Treasuries	2,436	2,321	(115)	158	119	(39)	2,594	2,440	(154)

Total fixed maturities	18,733	17,987	(741)	14,962	12,305	(2,623)	33,695	30,292	(3,364)
Equity securities	53	52	(1)	637	506	(131)	690	558	(132)

Total securities in an unrealized loss	$18,786	$18,039	$(742)	$15,599	$12,811	$(2,754)	$34,385	$30,850	$(3,496)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

As of December 31, 2011, AFS securities in an unrealized loss position, comprised of 2,549 securities, primarily related to corporate securities within the financial services sector, CMBS, and RMBS which have experienced significant price deterioration. As of December 31, 2011, 75% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2011 was primarily attributable to a decline in interest rates, partially offset by credit spread widening.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Mortgage Loans

	December 31, 2011			December 31, 2010
	Amortized	Valuation	Carrying	Amortized	Valuation	Carrying
	Cost [1]	Allowance	Value	Cost [1]	Allowance	Value
Commercial	$5,830	$(102)	$5,728	$4,492	$(152)	$4,340
Residential	—	—	—	152	(3)	149

Total mortgage loans	$5,830	$(102)	$5,728	$4,644	$(155)	$4,489

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $621. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $74 and $4, respectively, as of December 31, 2011, and $87 and $7, respectively, as of December 31, 2010. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. These amounts do not include mortgage loans related to the divestiture of Federal Trust Corporation. For further information on Federal Trust Corporation, see Note 20. As of December 31, 2011, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	For the years ended December 31,
	2011	2010	2009
Balance as of January 1	$(155)	$(366)	$(26)
Additions	(26)	(157)	(408)
Deductions	79	368	68

Balance as of December 31	$(102)	$(155)	$(366)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 68% as of December 31, 2011, while the weighted-average LTV ratio at origination of these loans was 64%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.94x as of December 31, 2011. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $14 and $60, respectively, as of December 31, 2011, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2011			December 31, 2010
	Carrying	Avg. Debt-Service		Carrying	Avg. Debt-Service
Loan-to-value	Value	Coverage Ratio		Value	Coverage Ratio
Greater than 80%	$707	1.45	x	$1,358	1.49	x
65% – 80%	2,384	1.60	x	1,829	1.93	x
Less than 65%	2,637	2.40	x	1,153	2.26	x

Total commercial mortgage loans	$5,728	1.94	x	$4,340	1.87	x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
East North Central	$94	1.6%	$77	1.7%
Middle Atlantic	508	8.9%	428	9.5%
Mountain	125	2.2%	109	2.4%
New England	294	5.1%	259	5.8%
Pacific	1,690	29.5%	1,147	25.6%
South Atlantic	1,149	20.1%	1,177	26.3%
West North Central	30	0.5%	36	0.8%
West South Central	224	3.9%	231	5.1%
Other [1]	1,614	28.2%	1,025	22.8%

Total mortgage loans	$5,728	100.0%	$4,489	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2011		December 31, 2010
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Commercial
Agricultural	$249	4.3%	$315	7.0%
Industrial	1,747	30.5%	1,141	25.4%
Lodging	93	1.6%	132	2.9%
Multifamily	1,070	18.7%	713	15.9%
Office	1,078	18.8%	986	22.1%
Retail	1,234	21.5%	669	14.9%
Other	257	4.6%	384	8.5%
Residential	—	—	149	3.3%

Total mortgage loans	$5,728	100.0%	$4,489	100.0%

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

	December 31, 2011			December 31, 2010
			Maximum			Maximum
	Total	Total	Exposure	Total	Total	Exposure
	Assets	Liabilities [1]	to Loss [2]	Assets	Liabilities [1]	to Loss [2]
CDOs [3]	$491	$471	$29	$729	$393	$289
Limited partnerships	7	—	7	14	1	13

Total	$498	$471	$36	$743	$394	$302

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $28 as of December 31, 2011 and $32 as of December 31, 2010. Additionally, the Company has a maximum exposure to loss of $3 as of December 31, 2011 and $4 as of December 31, 2010, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 14.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Equity Method Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”). These investments are accounted for under the equity method and the Company’s maximum exposure to loss as of December 31, 2011 is limited to the total carrying value of $2.5 billion. In addition, the Company has outstanding commitments totaling $700 to fund limited partnership and other alternative investments as of December 31, 2011. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2011, aggregate investment income (losses) from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $91.3 billion and $93.9 billion as of December 31, 2011 and 2010, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $20.6 billion and $22.3 billion as of December 31, 2011 and 2010, respectively. Aggregate net investment income (loss) of the limited partnerships in which the Company invested totaled $1.3 billion, $857 and ($688) for the periods ended December 31, 2011, 2010 and 2009, respectively. Aggregate net income (loss) of the limited partnerships in which the Company invested totaled $9.1 billion, $10.3 billion and ($9.1) billion for the periods ended December 31, 2011, 2010 and 2009, respectively. As of, and for the period ended, December 31, 2011, the aggregated summarized financial data reflects the latest available financial information.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2011 and 2010, the notional amount of interest rate swaps in offsetting relationships was $7.8 billion and $7.1 billion, respectively.
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
Equity index swaps and options
The Company offers certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. In addition, during the third quarter of 2011, the Company entered into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.
U.S GMWB product derivatives
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
U.S. GMWB reinsurance contracts
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
U.S. GMWB hedging instruments
The Company enters into derivative contracts to partially hedge exposure associated with a portion of the GMWB liabilities that are not reinsured. These derivative contracts include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index.
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Customized swaps	$8,389	$10,113	$385	$209
Equity swaps, options, and futures	5,320	4,943	498	391
Interest rate swaps and futures	2,697	2,800	11	(133)

Total	$16,406	$17,856	$894	$467

U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Equity futures	$59	$166	$—	$—
Equity options	6,760	12,891	357	203

Total	$6,819	$13,057	$357	$203

International program product derivatives
The Company formerly offered certain variable annuity products with GMWB or GMAB riders in the U.K. and Japan. The GMWB and GMAB are bifurcated embedded derivatives. The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the embedded derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
International program hedging instruments
The Company utilizes equity futures, options and swaps, and currency forwards and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.
The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Currency forwards	$8,622	$4,951	$446	$166
Currency options [1]	7,357	5,296	127	62
Equity futures	3,835	1,002	—	—
Equity options	1,565	1,073	74	4
Equity swaps	392	369	(8)	1
Interest rate futures	739	—	—	—
Interest rate swaps and swaptions	11,216	2,182	111	21

Total	$33,726	$14,873	$750	$254

[1]
As of December 31, 2011 and 2010, notional amounts include $5.3 billion and $3.1 billion, respectively, related to long positions and $2.1 billion and $2.2 billion, respectively, related to short positions.

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

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Hedge Designation/ Derivative Type	2011	2010	2011	2010	2011	2010	2011	2010
Cash flow hedges
Interest rate swaps	$8,652	$10,290	$329	$115	$329	$188	$—	$(73)
Foreign currency swaps	291	335	6	6	30	29	(24)	(23)

Total cash flow hedges	8,943	10,625	335	121	359	217	(24)	(96)

Fair value hedges
Interest rate swaps	1,007	1,120	(78)	(46)	—	5	(78)	(51)
Foreign currency swaps	677	677	(39)	(12)	63	71	(102)	(83)

Total fair value hedges	1,684	1,797	(117)	(58)	63	76	(180)	(134)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	10,144	7,938	(583)	(441)	531	126	(1,114)	(567)
Foreign exchange contracts
Foreign currency swaps and forwards	380	368	(12)	(18)	6	1	(18)	(19)
Japan 3Win foreign currency swaps	2,054	2,285	184	177	184	177	—	—
Japanese fixed annuity hedging instruments	1,945	2,119	514	608	540	608	(26)	—
Credit contracts
Credit derivatives that purchase credit protection	1,721	2,559	36	(9)	56	29	(20)	(38)
Credit derivatives that assume credit risk [1]	2,952	2,569	(648)	(434)	2	8	(650)	(442)
Credit derivatives in offsetting positions	8,189	8,367	(57)	(75)	164	98	(221)	(173)
Equity contracts
Equity index swaps and options	1,501	189	27	(10)	40	5	(13)	(15)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	34,569	40,255	(2,538)	(1,611)	—	—	(2,538)	(1,611)
U.S. GMWB reinsurance contracts	7,193	8,767	443	280	443	280	—	—
U.S. GMWB hedging instruments	16,406	17,856	894	467	1,022	647	(128)	(180)
U.S. macro hedge program	6,819	13,057	357	203	357	203	—	—
International program product derivatives [2]	2,710	2,730	(71)	(33)	—	3	(71)	(36)
International program hedging instruments	33,726	14,873	750	254	887	265	(137)	(11)
Other
Contingent capital facility put option	500	500	28	32	28	32	—	—

Total non-qualifying strategies	130,809	124,432	(676)	(610)	4,260	2,482	(4,936)	(3,092)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$141,436	$136,854	$(458)	$(547)	$4,682	$2,775	$(5,140)	$(3,322)

Balance Sheet Location
Fixed maturities, available-for-sale	$703	$728	$(72)	$(39)	$—	$—	$(72)	$(39)
Other investments	60,227	55,948	2,331	1,524	3,165	2,105	(834)	(581)
Other liabilities	35,944	28,333	(538)	(654)	1,074	387	(1,612)	(1,041)
Consumer notes	35	39	(4)	(5)	—	—	(4)	(5)
Reinsurance recoverables	7,193	8,767	443	280	443	280	—	—
Other policyholder funds and benefits payable	37,334	43,039	(2,618)	(1,653)	—	3	(2,618)	(1,656)

Total derivatives	$141,436	$136,854	$(458)	$(547)	$4,682	$2,775	$(5,140)	$(3,322)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2010, was primarily due to the following:
•
During 2011, the Company significantly strengthened its hedge protection of variable annuity products offered in Japan. As such, the notional amount related to the international program hedging instruments increased by $18.9 billion as the Company entered into additional foreign currency denominated interest rate swaps and swaptions, currency forwards, currency options and equity futures.

•	The decrease of $8.7 billion in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of policyholder lapses and withdrawals.
•	The U.S. macro hedge program notional decreased $6.2 billion primarily due to the expiration of certain out of the money options in January of 2011.
Change in Fair Value
The improvement in the total fair value of derivative instruments since December 31, 2010, was primarily related to the following:
•
The fair value related to the international program hedging instruments increased as a result of the additional notional added during the year, as well as strengthening of the Japanese yen, lower global equity markets, and a decrease in interest rates.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
				Net Realized Capital Gains (Losses)
	Gain (Loss) Recognized in OCI			Recognized in Income
	on Derivative (Effective Portion)			on Derivative (Ineffective Portion)
	2011	2010	2009	2011	2010	2009
Interest rate swaps	$337	$294	$(461)	$(4)	$2	$(3)
Foreign currency swaps	(3)	8	(194)	—	(1)	75

Total	$334	$302	$(655)	$(4)	$1	$72

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI
		into Income (Effective Portion)
		2011	2010	2009
Interest rate swaps	Net realized capital gains (losses)	$9	$18	$11
Interest rate swaps	Net investment income (loss)	126	94	47
Foreign currency swaps	Net realized capital gains (losses)	(3)	(7)	(119)
Foreign currency swaps	Net investment income (loss)	—	—	2

Total		$132	$105	$(59)

As of December 31, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $111. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately two years.
During the year ended December 31, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the years ended December 31, 2010 and 2009, the Company had less than $1 and $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2011		2010		2009
		Hedged		Hedged		Hedged
	Derivative	Item	Derivative	Item	Derivative	Item
Interest rate swaps
Net realized capital gains (losses)	$(73)	$70	$(43)	$36	$72	$(68)
Benefits, losses and loss adjustment expenses	—	—	(1)	3	(37)	40
Foreign currency swaps
Net realized capital gains (losses)	(1)	1	8	(8)	51	(51)
Benefits, losses and loss adjustment expenses	(22)	22	(12)	12	2	(2)

Total	$(96)	$93	$(48)	$43	$88	$(81)

[1]
The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2011	2010	2009
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(22)	$45	$31
Foreign exchange contracts
Foreign currency swaps and forwards	3	(1)	(49)
Japan 3Win foreign currency swaps [1]	31	215	(22)
Japanese fixed annuity hedging instruments [2]	109	385	(12)
Credit contracts
Credit derivatives that purchase credit protection	(10)	(23)	(533)
Credit derivatives that assume credit risk	(174)	196	167
Equity contracts
Equity index swaps and options	(89)	5	(3)
Warrants	—	—	70
Variable annuity hedge program
U.S. GMWB product derivatives	(780)	486	4,686
U.S. GMWB reinsurance contracts	131	(102)	(988)
U.S. GMWB hedging instruments	252	(295)	(2,234)
U.S. macro hedge program	(216)	(445)	(733)
International program product derivatives	(25)	26	67
International program hedging instruments	800	(15)	(179)
Other
Contingent capital facility put option	(5)	(6)	(8)

Total	$5	$471	$260

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was ($100), ($273) and $64 for the years ended December 31, 2011, 2010 and 2009, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was ($129), ($332) and $67 for the years ended December 31, 2011, 2010 and 2009, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
For the year ended December 31, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net gain associated with the international program hedging instruments was primarily driven by strengthening of the Japanese yen, lower global equity markets, and a decrease in interest rates.
•
The loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates and higher interest rate volatility.

•	The net loss on the U.S. macro hedge program was primarily driven by time decay and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter.
•	The loss on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spread widening.
For the year ended December 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:
•	The net loss associated with the U.S. macro hedge program was primarily due to a higher equity market valuation, time decay, and lower implied market volatility.
•	The net gain on the Japanese fixed annuity hedging instruments was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar.
•
The net gain related to the Japan 3Win foreign currency swaps was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in long-term U.S. interest rates.

•	The net gain associated with credit derivatives that assume credit risk as a part of replication transactions resulted from credit spread tightening.
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

•	The net loss on the U.S. macro hedge program was primarily the result of a higher equity market valuation and the impact of trading activity.
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
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity, referenced index, or asset pool in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2011 and 2010.

As of December 31, 2011
			Weighted	Underlying Referenced
			Average	Credit Obligation(s) [1]		Offsetting
Credit Derivative type by derivative	Notional	Fair	Years to		Average Credit	Notional	Offsetting
risk exposure	Amount [2]	Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,628	$(34)	3 years	Corporate Credit/ Foreign Gov.	A+	$1,424	$(15)
Below investment grade risk exposure	170	(7)	2 years	Corporate Credit	BB-	144	(5)
Basket credit default swaps [4]
Investment grade risk exposure	3,645	(92)	3 years	Corporate Credit	BBB+	2,001	29
Investment grade risk exposure	525	(98)	5 years	CMBS Credit	BBB+	525	98
Below investment grade risk exposure	553	(509)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	500	411	5 years	Corporate Credit	BB+	—	—

Total	$7,046	$(305)				$4,094	$107

As of December 31, 2010
				Underlying Referenced
			Weighted	Credit Obligation(s) [1]
			Average		Average	Offsetting
Credit Derivative type by derivative	Notional		Years to		Credit	Notional	Offsetting
risk exposure	Amount [2]	Fair Value	Maturity	Type	Rating	Amount [3]	Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,562	$(14)	3 years	Corporate Credit/ Foreign Gov.	A+	$1,447	$(41)
Below investment grade risk exposure	204	(6)	3 years	Corporate Credit	BB-	168	(13)
Basket credit default swaps [4]
Investment grade risk exposure	3,145	(1)	4 years	Corporate Credit	BBB+	2,019	(14)
Investment grade risk exposure	525	(50)	6 years	CMBS Credit	BBB+	525	50
Below investment grade risk exposure	767	(381)	4 years	Corporate Credit	BBB+	25	—
Embedded credit derivatives
Investment grade risk exposure	25	25	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	525	463	6 years	Corporate Credit	BB+	—	—

Total	$6,753	$36				$4,184	$(18)

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

[4]
Includes $4.2 billion and $3.9 billion as of December 31, 2011 and 2010, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $553 and $542 as of December 31, 2011 and 2010, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)
Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2011 and 2010, collateral pledged having a fair value of $1.1 billion and $790, respectively, was included in fixed maturities, AFS, in the Consolidated Balance Sheets.
From time to time, the Company enters into secured borrowing arrangements as a means to increase net investment income. The Company received cash collateral of $33 as of December 31, 2011 and 2010.
The following table presents the classification and carrying amount of loaned securities and derivative instruments collateral pledged.

	December 31, 2011	December 31, 2010
Fixed maturities, AFS	$1,086	$823
Short-term investments	199	—

Total collateral pledged	$1,285	$823

As of December 31, 2011 and 2010, the Company had accepted collateral with a fair value of $2.6 billion and $1.5 billion, respectively, of which $2.0 billion and $1.1 billion, respectively, was cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other assets and other liabilities. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2011 and 2010, noncash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2011 and 2010, the fair value of securities on deposit was approximately $1.6 billion and $1.4 billion, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance
Accounting Policy
The Company cedes insurance to affiliated and unaffiliated insurers in order to limit its maximum losses and to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company also assumes reinsurance from other insurers and is a member of and participates in reinsurance pools and associations. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten.
Reinsurance accounting is followed for ceded and assumed transactions that provide indemnification against loss or liability relating to insurance risk (i.e. risk transfer). To meet risk transfer requirements, a reinsurance agreement must include insurance risk, consisting of underwriting, investment, and timing risk, and a reasonable possibility of a significant loss to the reinsurer. If the ceded and assumed transactions do not meet risk transfer requirements, the Company accounts for these transactions as financing transactions.
Premiums, benefits, losses and loss adjustment expenses reflect the net effects of ceded and assumed reinsurance transactions. Included in other assets are prepaid reinsurance premiums, which represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts. Included in reinsurance recoverables are balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance.
The Company also is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. As of December 31, 2011, 2010 and 2009, the Company had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Results
The Company is involved in both the cession and assumption of insurance with affiliated and unaffiliated insurers. As of December 31, 2011, 2010 and 2009, the Company’s policy for the largest amount of life insurance retained on any one life by any company was $10.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2011	2010	2009
Gross fee income, earned premiums and other	$9,342	$9,482	$9,419
Reinsurance assumed	134	192	162
Reinsurance ceded	(524)	(576)	(484)

Net fee income, earned premiums and other	$8,952	$9,098	$9,097

The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance arrangements, and variations thereto. Yearly renewable term and coinsurance arrangements result in passing all or a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less an allowance for commissions and expenses and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liabilities for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies. Coinsurance with funds withheld is a form of coinsurance except that the investment assets that support the liabilities are withheld by the ceding company.
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance agreements were $224, $275 and $305 for the years ended December 31, 2011, 2010, and 2009, respectively.
In addition, the Company has reinsured a portion of the risk associated with GMDB and GMWB riders of U.S. variable annuities, variable annuity contract and rider benefits of Hartford Life Insurance KK (“HLIKK”), an indirect wholly owned subsidiary, and GMDB and GMWB annuity contract and rider benefits of Hartford Life Limited Ireland (“HLL”), an indirect wholly owned subsidiary.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Reinsurance (continued)
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
Premiums Written	2011	2010	2009
Direct	$10,368	$10,070	$10,185
Assumed	226	234	238
Ceded	(742)	(619)	(712)

Net	$9,852	$9,685	$9,711

Premiums Earned
Direct	$10,337	$10,105	$10,386
Assumed	225	256	253
Ceded	(688)	(668)	(778)

Net	$9,874	$9,693	$9,861

Ceded losses, which reduce losses and loss adjustment expenses incurred, were $385, $598, and $286 for the years ended December 31, 2011, 2010, and 2009, respectively.
Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. The reinsurance recoverables balance includes an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for business ceded to the reinsurance contracts. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The allowance for uncollectible reinsurance was $290 as of December 31, 2011 and 2010. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
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
For most contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs.
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This Unlock for future separate account returns is determined each quarter.
In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. Upon completion of an assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as, the death and other insurance benefit reserving models.
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
An Unlock revises EGPs to reflect the Company’s current best estimate assumptions. The Company also tests the aggregate recoverability of DAC by comparing the existing DAC balance to the present value of future EGPs.
For property and casualty insurance products, costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of DACs. For the years ended December 31, 2011, 2010 and, 2009 no amount of DAC was charged to expense based on the determination of recoverability.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Deferred Policy Acquisition Costs and Present Value of Future Profits (continued)
Results
Changes in the DAC balance are as follows:

	2011	2010	2009
Balance, January 1	$9,857	$10,686	$13,248
Deferred Costs	2,608	2,648	2,853
Amortization — DAC	(2,920)	(2,665)	(3,247)
Amortization — DAC from discontinued operations	—	(17)	(10)
Amortization — Unlock benefit (charge), pre-tax [1]	(507)	138	(1,010)
Adjustments to unrealized gains and losses on securities available-for-sale and other [2]	(377)	(1,159)	(1,031)
Effect of currency translation	83	215	(39)
Cumulative effect of accounting change, pre-tax [3]	—	11	(78)

Balance, December 31	$8,744	$9,857	$10,686

[1]
The most significant contributors to the Unlock charge recorded during the year ended December 31, 2011 were assumption changes which reduced expected future gross profits including additional costs associated with implementing the Japan hedging strategy and the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return.

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

[2]
The most significant contributor to the adjustments was the effect of declining interest rates, resulting in unrealized gains on securities classified in AOCI. Other includes a $34 decrease as a result of the disposition of DAC from the sale of the Hartford Investment Canadian Canada in 2010.

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

As of December 31, 2011, estimated future net amortization expense of present value of future profits for the succeeding five years is $39, $58, $24, $23 and $22 in 2012, 2013, 2014, 2015 and 2016, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets
Goodwill
Accounting Policy
Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. During the fourth quarter of 2011, the Company changed the date of its annual impairment test for all reporting units to October 31st from January 1st for Wealth Management reporting units, June 30th for Federal Trust Corporation within Corporate, and October 1st for Property & Casualty Commercial and Consumer Markets. As a result, all reporting units performed an impairment test on October 31, 2011 in addition to the annual impairment tests performed on January 1st or October 1st as applicable. The change was made to be consistent across all reporting units and to more closely align the impairment testing date with the long-range planning and forecasting process. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of impairment. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2011, without applying information that has been learned since those periods, the Company has prospectively applied the change in the annual goodwill impairment testing date from October 31, 2011.
The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied goodwill value, an impairment loss is recognized in an amount equal to that excess.
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections and assets under management for certain Wealth Management reporting units and the weighted average cost of capital used for purposes of discounting. In the case of one business unit a market comparison approach is used to determine fair value. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Hartford Life, Inc. in 2000 and was allocated to each of Hartford Life’s reporting units based on the reporting unit’s fair value of in-force business at the buy-back date. Although this goodwill was allocated to each reporting unit, it is held in Corporate for segment reporting.
Results
The carrying amount of goodwill allocated to reporting segments is as follows:

	December 31, 2011				December 31, 2010
		Accumulated	Discontinued	Carrying		Accumulated	Discontinued	Carrying
	Gross	Impairments	Operations[1]	Value	Gross	Impairments	Operations[1]	Value
Commercial Markets
Property & Casualty Commercial	$30	$(30)	$—	$—	$30	$—	$—	$30
Consumer Markets	119	—	—	119	119	—	—	119
Wealth Management
Individual Life	224	—	—	224	224	—	—	224
Retirement Plans	87	—	—	87	87	—	—	87
Mutual Funds	159	—	—	159	159	—	—	159

Total Wealth Management	470	—	—	470	470	—	—	470
Corporate	787	(355)	(15)	417	940	(355)	(153)	432

Total Goodwill	$1,406	$(385)	$(15)	$1,006	$1,559	$(355)	$(153)	$1,051

[1]	Represents goodwill written off related to Federal Trust Corporation which is currently recorded in discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets (continued)
During the second quarter of 2011, the Company wrote off the remaining $15 of goodwill associated with the Federal Trust Corporation (“FTC”) reporting unit within Corporate due to the announced divestiture of FTC. The write-off of the FTC reporting unit goodwill was recorded as a loss on disposal within discontinued operations.
The Consumer Markets reporting unit completed its annual goodwill assessment on October 1, 2011 and again on October 31, 2011, which resulted in no impairment of goodwill. In both tests, the Consumer Markets reporting unit passed the first step of the annual impairment tests with a significant margin. The annual goodwill assessment for the Property & Casualty Commercial reporting unit that was performed on October 1, 2011 resulted in a write-down of goodwill of $30, pre-tax leaving no remaining goodwill. The results of the discounted cash flow calculations indicated that the fair value of the reporting unit was less than the carrying value; this was due primarily to a decrease in future expected underwriting cash flows. The decrease in future expected underwriting cash flows is driven by an expected reduction in written premium in the short term as the Company maintains pricing discipline in a downward market cycle, while retaining long term capabilities for future opportunities.
The Company completed its annual goodwill assessment for the individual reporting units within the Wealth Management operating segment and Corporate, except for the FTC reporting unit, as noted above, on January 1, 2011 and October 31, 2011, which resulted in no impairment of goodwill. In both tests, the reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit at the January 1, 2011 test. The Individual Life reporting unit had a margin of less than 10% between fair value and book value on January 1, 2011. As of the October 31, 2011 impairment test, the Individual Life reporting unit had a fair value in excess of book value of approximately 15%, modest improvement from January 1, 2011 results due to improving cost of capital.
The fair value of the Individual Life reporting unit is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, future business growth, earnings projections or the weighted average cost of capital.
The annual goodwill assessment for the reporting units within Property & Casualty Commercial and Consumer Markets was completed on October 1, 2010, which resulted in no write-downs of goodwill for the year ended December 31, 2010.
The Company completed its annual goodwill assessment for the individual reporting units within Wealth Management and Corporate, except for the FTC reporting unit, on January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Retirement Plans and Individual Life reporting units.
The Retirement Plans reporting unit passed with a margin of less than 10% between fair value and book value. The fair value is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, future business growth assumptions, earnings projections or the weighted average cost of capital.
The Individual Life reporting unit completed the second step of the annual goodwill impairment test resulting in an implied goodwill value that was in excess of its carrying value. Even though the fair value of the reporting unit was lower than its carrying value, the implied level of goodwill in Individual Life exceeded the carrying amount of goodwill. In the hypothetical purchase accounting required by the step two of the goodwill impairment test, the implied present value of future profits was substantially lower than that of the DAC asset removed in purchase accounting. A higher discount rate was used for calculating the present value of future profits as compared to that used for calculating the present value of estimated gross profits for DAC. As a result, in the hypothetical purchase accounting, implied goodwill exceeded the carrying amount of goodwill.
The Company completed its annual goodwill assessment for the Federal Trust Corporation (“FTC”) reporting unit within Corporate on June 30, 2010. Downward pressure on valuations in general and depressed prices in the banking sector in particular resulted in very few unassisted bank deals taking place. Thus, the Company’s annual assessment resulted in an impairment charge of $153 pre-tax. This amount was reclassified to discontinued operations during the second quarter of 2011.
The Company’s goodwill impairment test on January 1, 2009 for the individual reporting units within Wealth Management and Corporate resulted in a write-down of $32. As a result of rating agency downgrades of the Company’s financial strength ratings during the first quarter of 2009 and high credit spreads related to the Company, the Company believed its ability to generate new business in the Institutional reporting unit within Corporate would remain pressured for ratings-sensitive products. The Company believed the associated goodwill was impaired due to the pressure on new sales for ratings-sensitive business and the significant unrealized losses on investment portfolios. In addition, the Company completed its annual goodwill assessment for the individual reporting units within Property & Casualty Commercial and Consumer Markets on October 1, 2009, which resulted in no write-downs of goodwill for the year ended December 31, 2009.

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
Results
Activity in acquired intangible assets that are subject to amortization is as follows:

	For the years ended December 31,
	2011	2010	2009
Gross carrying amount, beginning of year	$89	$90	$121
Accumulated net amortization	25	18	47

Net carrying amount, beginning of year	64	72	74
Acquisition of business	—	(1)	6
Amortization, net of the accretion of interest	(9)	(7)	(8)

Net carrying amount, end of year	55	64	72
Accumulated net amortization	34	25	18

Gross carrying amount, end of year	$89	$89	$90

In 2009, the Company completed two acquisitions that resulted in additional acquired intangible assets of $1 in distribution agreements and $5 in other. In 2009, the Company fully amortized acquired intangible assets for renewal rights and other of $22 and $14, respectively.
For the years ended December 31, 2011, 2010 and 2009, the Company did not capitalize any costs to extend or renew the term of a recognized intangible asset. As of December 31, 2011, the weighted average amortization period was 13 years for total acquired intangible assets. Net amortization expense for other intangibles is expected to be approximately $6 in each of the succeeding five years.
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
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected assessments. The liability is accrued as actual assessments are recorded. The expected present value of benefits and assessments are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the Unlock, see Note 7 Deferred Policy Acquisition Costs and Present Value of Future Benefits.
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
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	220	122	53
Paid	(222)	(165)	—
Unlock	53	287	62
Currency translation adjustment	—	35	—

Liability balance as of December 31, 2011	$1,104	$975	$228

Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	128	18	(8)
Paid	(143)	(30)	—
Unlock	53	15	—
Currency translation adjustment	—	1	—

Reinsurance recoverable asset, as of December 31, 2011	$724	$40	$22

		International	UL Secondary
	U.S. GMDB	GMDB/GMIB	Guarantees
Liability balance as of January 1, 2010	$1,233	$599	$76
Incurred	239	103	39
Paid	(294)	(134)	—
Unlock	(125)	39	(2)
Currency translation adjustment	—	89	—

Liability balance as of December 31, 2010	$1,053	$696	$113

Reinsurance recoverable asset, as of January 1, 2010	$787	$51	$22
Incurred	139	(26)	8
Paid	(176)	1	—
Unlock	(64)	5	—
Currency translation adjustment	—	5	—

Reinsurance recoverable asset, as of December 31, 2010	$686	$36	$30

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of December 31, 2011:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
			Retained Net
	Account	Net Amount	Amount	Weighted Average
	Value	at Risk	at Risk	Attained Age of
Maximum anniversary value (“MAV”) [1]	(“AV”) [8]	(“NAR”) [10]	(“RNAR”) [10]	Annuitant
MAV only	$20,718	$5,998	$1,500	68
With 5% rollup [2]	1,469	521	181	68
With Earnings Protection Benefit Rider (“EPB”) [3]	5,378	940	104	65
With 5% rollup & EPB	585	169	35	68

Total MAV	28,150	7,628	1,820
Asset Protection Benefit (“APB”) [4]	22,343	3,139	2,042	66
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,095	120	120	64
Reset [6] (5-7 years)	3,139	307	304	68
Return of Premium (“ROP”) [7]/Other	21,512	876	850	65

Subtotal U.S. GMDB	76,239	12,070	5,136	67
Less: General Account Value with U.S. GMDB	7,251

Subtotal Separate Account Liabilities with GMDB	68,988
Separate Account Liabilities without U.S. GMDB	74,882

Total Separate Account Liabilities	$143,870

Japan GMDB [9], [11]	$29,234	$10,857	$9,413	70
Japan GMIB [9], [11]	$27,282	$7,502	$7,502	69

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $34.1 billion and $33.9 billion as of December 31, 2011 and December 31, 2010, respectively. The GRB related to the Japan GMAB and GMWB was $701 as of December 31, 2011 and $707 as of December 31, 2010. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2011, 55% of the GMDB RNAR and 65% of the GMIB NAR is reinsured to a Hartford affiliate.

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2011	As of December 31, 2010
Equity securities (including mutual funds)	$61,472	$75,601
Cash and cash equivalents	7,516	8,365

Total	$68,988	$83,966

As of December 31, 2011 and December 31, 2010, approximately 17% and 15%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 85%, respectively, were invested in equity securities.
See Note 4 for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Sales Inducements
Accounting Policy
The Company currently offers enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Unlock, the Company unlocked the amortization of the sales inducement asset. See Note 7 for more information concerning the Unlock.
Changes in deferred sales inducement activity were as follows for the years ended December 31:

	2011	2010	2009
Balance, beginning of year	$459	$438	$553
Sales inducements deferred	20	31	59
Amortization charged to income	(17)	(8)	(105)
Amortization — Unlock	(28)	(2)	(69)

Balance, end of year	$434	$459	$438

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Life Insurance Products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities, primarily from group disability products, for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2011	2010	2009
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$6,388	$6,131	$6,066
Reinsurance recoverables	209	213	231

Beginning liabilities for unpaid losses and loss adjustment expenses, net	6,179	5,918	5,835
Add provision for unpaid losses and loss adjustment expenses
Current year	3,196	3,260	3,244
Prior years	98	70	(88)

Total provision for unpaid losses and loss adjustment expenses	3,294	3,330	3,156
Less payments
Current year	1,524	1,552	1,580
Prior years	1,635	1,517	1,493

Total payments	3,159	3,069	3,073

Ending liabilities for unpaid losses and loss adjustment expenses, net	6,314	6,179	5,918
Reinsurance recoverables	233	209	213

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$6,547	$6,388	$6,131

The unfavorable prior year development in both 2011 and 2010 is a result of lower claim terminations, particularly in long-term disability. The favorable prior year development in 2009 was principally due to continued disability and waiver claims management.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is as follows:

	2011	2010
Group Life Term, Disability and Accident unpaid losses and loss adjustment expenses	$6,547	$6,388
Group Life Other unpaid losses and loss adjustment expenses	213	216
Individual Life unpaid losses and loss adjustment expenses	134	110
Future Policy Benefits	12,572	11,859

Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses	$19,466	$18,573

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
Most of the Company’s property and casualty insurance products insurance reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. Structured settlements are agreements that provide fixed periodic payments to claimants and include annuities purchased to fund unpaid losses for permanently disabled claimants and, prior to 2008, agreements that funded loss run-offs for unrelated parties. Most of the annuities have been issued by the Company and these structured settlements are recorded at present value as annuity obligations, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. If not funded through an annuity, reserves for certain indemnity payments due to permanently disabled claimants under workers’ compensation policies are recorded as property and casualty insurance products reserves and were discounted to present value at an average interest rate of 4.4% in 2011 and 4.8% in 2010. As of December 31, 2011 and 2010, property and casualty insurance products reserves were discounted by a total of $542 and $524, respectively. The current accident year benefit from discounting property and casualty insurance products reserves was $58 in 2011, $46 in 2010 and $40 in 2009. The growth in discounting benefit over the past three years is due to growth in the workers’ compensation line of business, tempered by a reduction in the discount rate, reflecting a lower risk-free rate of return over this period. Accretion of discounts for prior accident years totaled $38 in 2011, $26 in 2010, and $24 in 2009. For annuities issued by the Company to fund certain workers’ compensation indemnity payments where the claimant has not released the Company of its obligation, the Company has recorded annuity obligations totaling $867 as of December 31, 2011 and $896 as of December 31, 2010.
Property and Casualty Insurance products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2011	2010	2009
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,025	$21,651	$21,933
Reinsurance and other recoverables	3,077	3,441	3,586

Beginning liabilities for unpaid losses and loss adjustment expenses, net	17,948	18,210	18,347

Add provision for unpaid losses and loss adjustment expenses
Current year	7,420	6,768	6,596
Prior years	367	(196)	(186)

Total provision for unpaid losses and loss adjustment expenses	7,787	6,572	6,410

Less payments
Current year	3,181	2,952	2,776
Prior years	4,037	3,882	3,771

Total payments	7,218	6,834	6,547

Ending liabilities for unpaid losses and loss adjustment expenses, net	18,517	17,948	18,210
Reinsurance and other recoverables	3,033	3,077	3,441

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,550	$21,025	$21,651

In the opinion of management, based upon the known facts and current law, the reserves recorded for The Hartford’s property and casualty insurance products at December 31, 2011 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. Based on information or trends that are not presently known, future reserve re-estimates may result in adjustments to these reserves. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends. Because of the significant uncertainties surrounding environmental and particularly asbestos exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to The Hartford’s results of operations, financial condition and liquidity. For a further discussion, see Note 12.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)
The following table presents prior accident years reserve development:

	For the years ended December 31,
	2011	2010	2009
Auto liability	$(97)	$(169)	$(124)
Professional liability	29	(88)	(127)
Workers’ compensation	171	(70)	(92)
General liability	(40)	(108)	(112)
Package business	(76)	(19)	38
Commercial property	(4)	(16)	—
Fidelity and surety	(7)	(5)	28
Homeowners	(1)	23	18
Net environmental reserves	26	67	75
Net asbestos reserves	294	189	138
All other non-A&E	—	11	35
Uncollectible reinsurance	—	(30)	(40)
Change in workers’ compensation discount, including accretion	38	26	24
Catastrophes	37	11	(23)
Other reserve re-estimates, net	(3)	(18)	(24)

Total prior accident years development	$367	$(196)	$(186)

Net unfavorable reserve development in 2011 primarily included the following:
•	a strengthening of reserves for workers’ compensation reserves, for accident years 2008 to 2010;

•	a strengthening of asbestos and environmental reserves;

•	partially offset by a release of auto liability claims for accident years 2006 to 2010; and

•	also offset by a release of package business liability coverages in accident years 2005 to 2009.
Net favorable reserve development in 2010 primarily included the following:
•	a release of reserves for auto liability, claims, for accident years 2002 to 2009;

•	a release of reserves for professional liability claims, for accident years 2004 to 2008;

•	a release of general liability claims, primarily related to accident years 2005 to 2008;

•	a release of workers’ compensation reserves related to accident years 2006 and 2007; and

•	partially offset by a strengthening of asbestos and environmental reserves.
Net favorable reserve development in 2009 primarily included the following:
•	a release of reserves for professional liability claims, for accident years 2003 to 2008;

•	a release of general liability claims, primarily related to accident years 2003 to 2007;

•	a release of workers’ compensation reserves; and

•	partially offset by a strengthening of asbestos and environmental reserves.

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
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
Broker Compensation Litigation — Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The settlement was preliminarily approved by the court in June 2011, and is contingent upon final court approval.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Investment and Savings Plan ERISA and Shareholder Securities Class Action Litigation — In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. In February 2011, the parties reached an agreement in principle to settle on a class basis for an immaterial amount. The settlement was preliminarily approved by the court in January 2012, and is contingent upon final court approval.
The Company and certain of its present or former officers were defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York in March 2010. The operative complaint, filed in October 2010, was brought on behalf of persons who acquired Hartford common stock during the period of July 28, 2008 through February 5, 2009, and alleged that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements during the alleged class period about the Company’s valuation of certain asset-backed securities and its effect on the Company’s capital position. In September 2011, the district court dismissed the lawsuit with prejudice. The plaintiffs did not appeal.
Fair Credit Reporting Act Class Action — In February 2007, the United States District Court for the District of Oregon gave final approval of the Company’s settlement of a lawsuit brought on behalf of a class of homeowners and automobile policy holders alleging that the Company willfully violated the Fair Credit Reporting Act by failing to send appropriate notices to new customers whose initial rates were higher than they would have been had the customer had a more favorable credit report. The Company paid approximately $84.3 to eligible claimants and their counsel in connection with the settlement, sought reimbursement from the Company’s Excess Professional Liability Insurance Program for the portion of the settlement in excess of the Company’s $10 self-insured retention, and booked an insurance recoverable for the amount paid under the settlement plus the cost of settlement administration, less the self-insured retention. Certain insurance carriers participating in that program disputed coverage for the settlement, and one of the excess insurers commenced an arbitration that resulted in an award in the Company’s favor and payments to the Company of approximately $30.1, thereby exhausting the primary and first-layer excess policies. As a result, the Company’s insurance recoverable was reduced to $45.5. In June 2009, the second-layer excess carriers commenced an arbitration to resolve the dispute over coverage for the remainder of the amounts paid by the Company. The Company counterclaimed for coverage. In September 2011, the arbitrators ruled in the Company’s favor and awarded approximately $50 plus interest of $3.
Mutual Funds Litigation — In October 2010, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of Delaware, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. In February 2011, a nearly identical derivative action was brought against HIFSCO in the United States District Court for the District of New Jersey on behalf of six additional Hartford retail mutual funds. Both actions were assigned to the Honorable Renee Marie Bumb, a judge in the District of New Jersey who was sitting by designation with respect to the Delaware action. Plaintiffs in each action seek to rescind the investment management agreements and distribution plans between HIFSCO and the Hartford mutual funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received. In addition, plaintiffs in the New Jersey action seek recovery of lost earnings. HIFSCO moved to dismiss both actions and, in September 2011, the motions to dismiss were granted in part and denied in part, with leave to amend the complaints. In November 2011, a stipulation of voluntary dismissal was filed in the Delaware action and plaintiffs in the New Jersey action filed an amended complaint on behalf of six Hartford mutual funds, seeking the same relief as in their original complaint. HIFSCO disputes the allegations and has filed a partial motion to dismiss.

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
As of December 31, 2011 and December 31, 2010, the Company reported $1.9 billion and $1.8 billion of net asbestos reserves and $328 and $339 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and Contingencies (continued)
Lease Commitments
The total rental expense on operating leases was $122, $132, and $154 in 2011, 2010, and 2009, respectively, which excludes sublease rental income of $13, $4, and $2 in 2011, 2010 and 2009, respectively. Future minimum lease commitments are as follows:

Years ending December 31,	Operating Leases
2012	$58
2013	47
2014	34
2015	26
2016	21
Thereafter	56

Total minimum lease payments [1]	$242

[1]	Excludes expected future minimum sublease income of approximately $7and $3 in 2012 and 2013, respectively.
The Company’s lease commitments consist primarily of lease agreements on office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. Capital lease assets are included in property and equipment.
Unfunded Commitments
As of December 31, 2011, the Company has outstanding commitments totaling $1.4 billion, of which $700 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period (on average two to four years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. Additionally, $553 is largely related to commercial whole loans expected to fund in the first half of 2012. The remaining outstanding commitments are related to various funding obligations associated with private placement securities. These have a commitment period of one month to one year.
Guaranty Fund and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurers. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state.
The Hartford accounts for guaranty fund and other related assessments in accordance with Accounting Standards Codification 405-30, “Insurance-Related Assessments.” Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2011 and 2010, the liability balance was $145 and $118 respectively. As of December 31, 2011 and 2010, $31 and $14 related to premium tax offsets were included in other assets. In 2011, The Company recognized $22 for expected assessments related to the Executive Life Insurance Company of New York (ELNY) insolvency.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2011, is $725. Of this $725 the legal entities have posted collateral of $716 in the normal course of business. Based on derivative market values as of December 31, 2011, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $37 to be posted as collateral. Based on derivative market values as of December 31, 2011, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $48 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

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
Income (loss) from continuing operations before income taxes included income (loss) from domestic operations of $466, $2,133 and $(1,365) for 2011, 2010 and 2009, and income (loss) from foreign operations of $(236), $224 and $(356) for 2011, 2010 and 2009. Substantially all of the income (loss) from foreign operations is earned by a Japanese subsidiary.
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2011	2010	2009
Income Tax Expense (Benefit)
Current - U.S. Federal	$(495)	$106	$509
- International	22	69	—

Total current	(473)	175	509

Deferred - U.S. Federal Excluding NOL Carryforward	900	133	(1,584)
- Net Operating Loss Carryforward	(652)	1	712
- International	(121)	303	(475)

Total deferred	127	437	(1,347)

Total income tax expense (benefit)	$(346)	$612	$(838)

Deferred tax assets (liabilities) include the following as of December 31:

Deferred Tax Assets	2011	2010
Tax discount on loss reserves	$632	$647
Tax basis deferred policy acquisition costs	528	579
Unearned premium reserve and other underwriting related reserves	421	401
Investment-related items	1,159	1,454
Insurance product derivatives	913	1,792
Employee benefits	523	555
Net unrealized losses on investments	—	4
Minimum tax credit	868	1,183
Net operating loss carryover	747	88
Other	149	63

Total Deferred Tax Assets	5,940	6,766
Valuation Allowance	(95)	(173)

Deferred Tax Assets, Net of Valuation Allowance	5,845	6,593

Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(3,094)	(2,721)
Net unrealized gains on investments	(1,210)	—
Other depreciable & amortizable assets	(104)	(42)
Other	(39)	(105)

Total Deferred Tax Liabilities	(4,447)	(2,868)

Net Deferred Tax Asset	$1,398	$3,725

As of December 31, 2011 and 2010, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $2,239 and $327, respectively, consisting of U.S. losses of $1,880 and $17, respectively, and foreign losses of $359 and $310. The U.S. losses expire from 2013-2031 and the foreign losses have no expiration.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Tax (continued)
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $95, relating mostly to foreign net operating losses as of December 31, 2011 and was $173 as of December 31, 2010. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $86, or 100% of the valuation allowance associated with investment realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
Included in the Company’s December 31, 2011 $1.4 billion net deferred tax asset is $1.8 billion relating to items treated as ordinary for federal income tax purposes, and a $361 net deferred tax liability for items classified as capital in nature. The $361 capital items are comprised of $847 of gross deferred tax assets related to realized capital losses and $1,208 of gross deferred tax liabilities related to net unrealized capital gains.
As of December 31, 2011 the Company had a current income tax receivable of $459, which is net of a $46 payable related to Japan and due to a foreign jurisdiction. As of December 31, 2010 the company had a current income tax payable of $78, of which $30 was related to Japan and payable to a foreign jurisdiction.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude by the end of 2012, with no material impact on the consolidated financial condition or results of operations. In addition, in the second quarter of 2011 the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of the dividends-received deduction (“DRD”) for years 1998, 2000 and 2001. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2011	2010	2009
Balance, at January 1	$48	$48	91
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions for prior years	—	—	—
Reductions for tax positions for prior years	—	—	(35)
Settlements	—	—	(8)

Balance, at December 31	$48	$48	48

The entire balance of the unrecognized tax benefit, if it were recognized, would affect the effective tax rate in the period it is released.
The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements. During the year ended December 31, 2011, the Company recognized interest income of $5, and during the years ended December 31, 2010 and 2009, the Company recognized interest expense of $2, and $7, respectively. The Company had approximately $6 and $1 of interest receivable accrued at December 31, 2011 and 2010, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2011	2010	2009
Tax provision at U.S. Federal statutory rate	$81	825	(602)
Tax-exempt interest	(148)	(152)	(149)
Dividends received deduction	(206)	(154)	(188)
Nondeductible costs associated with warrants	—	—	78
Valuation allowance	(78)	87	30
Goodwill	—	—	12
Other	5	6	(19)

Provision for income taxes	$(346)	612	(838)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt
The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) or Hartford Life, Inc. (“HLI”), an indirect wholly owned subsidiary, and are unsecured obligations of HFSG Holding Company or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI.
Debt is carried net of discount. The following table presents short-term and long-term debt by issuance as of December 31, 2011 and 2010.

Short-Term Debt	2011	2010
Current maturities of long-term debt and capital lease obligations	$—	$400

Total Short-Term Debt	$—	$400

Long-Term Debt
Senior Notes and Debentures
4.625% Notes, due 2013	320	320
4.75% Notes, due 2014	200	200
4.0% Notes, due 2015	300	300
7.3% Notes, due 2015	200	200
5.5% Notes, due 2016	300	300
5.375% Notes, due 2017	499	499
6.3% Notes, due 2018	500	500
6.0% Notes, due 2019	500	500
5.5% Notes, due 2020	499	499
7.65% Notes, due 2027	149	149
7.375% Notes, due 2031	92	92
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	299	299
6.1% Notes, due 2041	325	324

Total Senior Notes and Debentures	4,481	4,480

Junior Subordinated Debentures
3 month LIBOR plus 295 basis points, Notes due 2033	—	5
8.125% Notes, due 2068	500	500
10.0% Notes, due 2068	1,235	1,222

Total Junior Subordinated Debentures	1,735	1,727

Total Long-Term Debt	$6,216	$6,207

The effective interest rates on the 6.1% senior notes due 2041 and the 10.0% junior subordinated debentures due 2068 are 7.9% and 15.3%, respectively. The effective interest rate on the remaining notes does not differ materially from the stated rate.
Interest Expense
The following table presents interest expense incurred for 2011, 2010, and 2009, respectively.

	For the years ended December 31,
	2011	2010	2009
Short-term debt	$—	$—	$3
Long-term debt	508	508	473

Total interest expense	$508	$508	$476

Short-Term Debt
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.48 billion in qualifying assets to secure FHLBB advances for 2012. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2011, HLIC had no advances outstanding under the FHLBB facility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Senior Notes
On October 17, 2011, The Hartford repaid its $400, 5.25% senior notes at maturity.
Junior Subordinated Debentures
On June 6, 2008, the Company issued $500 aggregate principal amount of 8.125% fixed-to-floating rate junior subordinated debentures (the “8.125% debentures”) due June 15, 2068 for net proceeds of approximately $493, after deducting underwriting discounts and expenses from the offering. The debentures bear interest at an annual fixed rate of 8.125% from the date of issuance to, but excluding, June 15, 2018, payable semi-annually in arrears on June 15 and December 15. From and including June 15, 2018, the debentures will bear interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 4.6025%, payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the 8.125% debentures. If the Company defers interest for five consecutive years or, if earlier, pays current interest during a deferral period, which may be paid from any source of funds, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
The 8.125% debentures carry a scheduled maturity date of June 15, 2038 and a final maturity date of June 15, 2068. During the 180-day period ending on a notice date not more than fifteen and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell certain qualifying replacement securities sufficient to permit repayment of the debentures at the scheduled maturity date. If any 8.125% debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying replacement securities to permit the repayment in full of the debentures. If there are remaining 8.125% debentures at the final maturity date, the Company is required to redeem the 8.125% debentures using any source of funds.
Subject to the replacement capital covenant described below, the Company can redeem the 8.125% debentures at its option, in whole or in part, at any time on or after June 15, 2018 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the 8.125% debentures at its option prior to June 15, 2018 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the 8.125% debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.
In connection with the offering of the 8.125% debentures, the Company entered into a “replacement capital covenant” for the benefit of holders of one or more designated series of the Company’s indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the replacement capital covenant, if the Company redeems the 8.125% debentures at any time prior to June 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities.
On October 17, 2008, the Company entered into an Investment Agreement (the “Investment Agreement”), with Allianz SE (“Allianz”) under which, among other things, the Company agreed to issue and sell $1.75 billion of the Company’s 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 (the “10% debentures”) in a private placement to Allianz.
The 10% debentures due 2068 bear interest at an annual fixed rate of 10% from the date of issuance to, but excluding, October 15, 2018, payable semi-annually in arrears on April 15 and October 15. From and including October 15, 2018, the 10% debentures will bear interest at an annual rate, reset quarterly, equal to three-month LIBOR plus 6.824%, payable quarterly in arrears. The Company has the right, on one or more occasions, to defer the payment of interest on the 10% debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the 10% debentures. If the Company defers interest for five consecutive years or, if earlier, pays current interest during a deferral period, which may be paid from any source of funds, the Company will be required to pay deferred interest from proceeds from the sale of certain qualifying securities.
In connection with the offering of the 10% debentures, the Company entered into a “Replacement Capital Covenant” for the benefit of holders of one or more designated series of the Company’s indebtedness, initially the Company’s 6.1% notes due 2041. Under the terms of the Replacement Capital Covenant, if the Company redeems the 10% debentures at any time prior to October 15, 2048 it can only do so with the proceeds from the sale of certain qualifying replacement securities. Subject to the Replacement Capital Covenant, the Company can redeem the 10% debentures at its option, in whole or in part, at any time on or after October 15, 2018 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Long-Term Debt Maturities
The following table reflects the Company’s long-term debt maturities.

2012	$—
2013	320
2014	200
2015	500
2016	300
Thereafter	5,500

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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2011, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
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

While the Company’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2011, the Company has no commercial paper outstanding.
In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016 and terminated its $1.9 billion unsecured revolving credit facility due August 9, 2012. As of December 31, 2011, the Company was in compliance with all financial covenants under the terminated credit facility.
Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $16 billion. The minimum level of consolidated net worth, as defined, will be adjusted, upon the adoption of new DAC guidance, see Note 1, in the first quarter of 2012, by the lesser of approximately $1.0 billion, after-tax representing 70% of the adoption-related estimated DAC charge or $1.7 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. The Company will certify compliance with the financial covenants for the syndicate of participating financial institutions on a quarterly basis.
The Hartford’s Japan operations also maintain two lines of credit in support of the subsidiary operations. Both lines of credit are in the amount of $65, or ¥5 billion, and individually have expiration dates of September 30, 2012 and January 3, 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Debt (continued)
Consumer Notes
The Company issued consumer notes through its Retail Investor Notes Program prior to 2009. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy. As of December 31, 2011, these consumer notes have interest rates ranging from 4% to 5% for fixed notes and, for variable notes, based on December 31, 2011 rates, either consumer price index plus 100 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $155 in 2012, $78 in 2013, $13 in 2014, $30 in 2015, $18 in 2016, and $20 thereafter. For 2011, 2010 and 2009, interest credited to holders of consumer notes was $15, $25, and $51, respectively.
15. Equity
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
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. See discussion below on the Company’s participation in the Capital Purchase Program.
In connection with the Company’s investment agreement with Allianz SE, Allianz was issued 6,048,387 shares of the Company’s Series D Non-Voting Contingent Convertible Preferred Stock. Each share of preferred stock was initially convertible into four shares of common stock. On January 9, 2009, Allianz converted its 6,048,387 shares of Series D Preferred Stock into 24,193,548 shares of common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)
Allianz SE Warrants
In connection with the Company’s October 17, 2008 investment agreement with Allianz SE, Allianz was issued warrants, with an initial term of seven years, to purchase the Company’s Series B Non-Voting Contingent Convertible Preferred Stock and Series C Non-Voting Contingent Convertible Preferred Stock, structured to entitle Allianz, upon receipt of necessary approvals, to purchase 69,115,324 shares of common stock at an initial exercise price of $25.32 per share.
The warrants were immediately exercisable, pending the receipt of specified regulatory approvals, for the Series B Preferred Stock, which were initially convertible, in the aggregate, into 34,806,452 shares of common stock.
In addition to the receipt of specified regulatory approvals, the conversion into 34,308,872 shares of common stock of the Series C Preferred Stock underlying certain of the warrants was subject to the approval of the Company’s stockholders in accordance with applicable regulations of the New York Stock Exchange. Under the investment agreement, the Company was obligated to pay a cash payment to Allianz if such stockholder approval was not obtained at the first or second stockholder meetings to consider such approval. Because the conversion of the Series C Preferred Stock was subject to stockholder approval and the related payment provision represents a form of net cash settlement outside the Company’s control, the warrants to purchase the Series C Preferred Stock and the stockholder approval payment were recorded as a derivative liability at issuance.
On March 26, 2009, the Company’s shareholders approved the conversion of the Series C Preferred Stock. As a result of this shareholder approval, the Company was not obligated to pay Allianz any cash payment related to these warrants and therefore these warrants no longer provide for any form of net cash settlement outside the Company’s control. As such, the warrants to purchase the Series C Preferred Stock were reclassified from other liabilities to equity at their fair value. As of March 26, 2009, the fair value of these warrants was $93. For the year ended December 31, 2009, the Company recognized a gain of $70, representing the change in fair value of the warrants through March 26, 2009.
The discretionary equity issuance program that the Company announced on June12, 2009 triggered an anti-dilution provision in the investment agreement with Allianz, which resulted in an adjustment of the warrant exercise price to $25.25 from $25.32 and to the number of shares that may be purchased to 69,314,987 from 69,115,324. The exercise price under the warrants is subject to adjustment in certain circumstances.
The issuance of warrants to the U.S. Department of the Treasury triggered a contingency payment in the investment agreement related to additional investors. Upon receipt of preliminary approval to participate in the Capital Purchase Program, The Hartford negotiated with Allianz to modify the form of the contingency payment. The settlement of the contingency payment was negotiated to allow Allianz a one-time extension of the exercise period of its outstanding warrants from seven to ten years and a $200 cash payment on October 15, 2009. The Hartford recorded a liability for the cash payment and an adjustment to additional paid-in capital for the warrant modification resulting in a net realized capital loss of approximately $300 for the year ended December 31, 2009.
Additionally, the issuance of common and preferred stock during the first quarter of 2010 triggered an anti-dilution provision in investment agreement with Allianz, which resulted in an adjustment to the warrant exercise price to $25.23 from $25.25 and to the number of shares that may be purchased to 69,351,806 from 69,314,987.
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
Subsequently, the declaration of a quarterly common stock dividend of $0.10 during the first, second, third and fourth quarters of 2011 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, resulting in an adjustment to the warrant exercise price. The warrant exercise price was $9.699 at December 31, 2011.
Stock Repurchase Program
On July 27, 2011 the Company’s Board of Directors authorized a $500 stock repurchase program. The Company’s repurchase authorization, which expires on August 5, 2014, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. The Hartford repurchased $51 of its common stock, or 3.2 million shares, under this program for the year ended December 31, 2011.
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
The statutory net income amounts for the years ended December 31, 2011, 2010 and 2009, and the statutory surplus amounts as of December 31, 2011 and 2010 in the table below are based on actual statutory filings with the applicable U.S. regulatory authorities.

	For the years ended December 31,
Statutory Net Income (Loss)	2011	2010	2009
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$(1,272)	$(140)	$1,714
Property and casualty insurance subsidiaries	514	1,477	889

Total	$(758)	$1,337	$2,603

	As of December 31,
Statutory Surplus	2011	2010
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,388	$7,731
Property and casualty insurance subsidiaries	7,412	7,721

Total	$14,800	$15,452

The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion, as of December 31, 2011 and 2010.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $625 in dividends to HLI in 2012 without prior approval from the applicable insurance commissioner. The aggregate of these amounts is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. In 2012, HFSG Holding Company anticipates receiving $800 in dividends from its property-casualty insurance subsidiaries, net of dividends to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company, and no dividends from the life insurance subsidiaries. In 2011, HFSG Holding Company and HLI received $80 in dividends from the life insurance subsidiaries, and HFSG Holding Company received $1.1 billion in dividends from its property-casualty insurance subsidiaries, including $150 reflecting the net realized capital gain on the sale of SRS, $160 related to funding interest payments on an intercompany note between Hartford Holdings Inc. and Hartford Fire Insurance Company and $800 used in conjunction with other resources at the HFSG Holding Company principally to fund dividends, interest, capital contributions to subsidiaries and debt maturities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Accumulated Other Comprehensive Income (Loss), Net of Tax
The components of AOCI were as follows:

		Net Gain		Pension and
		(Loss) on	Foreign	Other	Accumulated
	Unrealized	Cash-Flow	Currency	Postretirement	Other
	Gain (Loss)	Hedging	Translation	Plan	Comprehensive
	on Securities	Instruments	Adjustments	Adjustment	Income (Loss)
For the year ended December 31, 2011
Balance, beginning of year	$(696)	$385	$488	$(1,178)	$(1,001)
Unrealized gain on securities [1] [2]	1,979	—	—	—	1,979
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	9	—	—	—	9
Change in net loss on cash-flow hedging instruments [1] [3]	—	131	—	—	131
Change in foreign currency translation adjustments [1]	—	—	112	—	112
Change in pension and other postretirement plan adjustment [1]	—	—	—	(73)	(73)

Balance, end of year	$1,292	$516	$600	$(1,251)	$1,157

For the year ended December 31, 2010
Balance, beginning of year	$(2,713)	$257	$199	$(1,055)	$(3,312)
Unrealized gain on securities [1] [2]	1,707	—	—	—	1,707
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	116	—	—	—	116
Cumulative effect of accounting change	194	—	—	—	194
Change in net loss on cash-flow hedging instruments [1] [3]	—	128	—	—	128
Change in foreign currency translation adjustments [1]	—	—	289	—	289
Change in pension and other postretirement plan adjustment [1]	—	—	—	(123)	(123)

Balance, end of year	$(696)	$385	$488	$(1,178)	$(1,001)

For the year ended December 31, 2009
Balance, beginning of year	$(7,486)	$644	$222	$(900)	$(7,520)
Unrealized gain on securities [1] [2]	5,909	—	—	—	5,909
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	(224)	—	—	—	(224)
Cumulative effect of accounting change	(912)	—	—	—	(912)
Change in net loss on cash-flow hedging instruments [1] [3]	—	(387)	—	—	(387)
Change in foreign currency translation adjustments [1]	—	—	(23)	—	(23)
Change in pension and other postretirement plan adjustment [1]	—	—	—	(155)	(155)

Balance, end of year	$(2,713)	$257	$199	$(1,055)	$(3,312)

[1]
Included in the unrealized gain (loss) balance as of December 31, 2011, 2010 and 2009 was net unrealized gains (losses) credited to policyholders of $(65), $(87), and $(82), respectively. Included in the AOCI components were the following:

•	Unrealized gain (loss) on securities is net of tax and deferred acquisition costs of $1,217, $3,574, and $2,358, for the years ended December 31, 2011, 2010 and 2009, respectively.

•
Change in other-than-temporary impairment losses recognized in other comprehensive income is net of changes in the fair value of non-credit impaired securities of $112, $647 and $244 for the years ended December 31, 2011, 2010 and 2009, respectively, and net of tax and deferred acquisition costs of $(14). $(113) and $215 for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Net gain (loss) on cash-flow hedging instruments is net of tax of $71, $69, and $(208) for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Changes in foreign currency translation adjustments are net of tax of $60, $156 and $(12) for the years ended December 31, 2011, 2010 and 2009, respectively.

•	Change in pension and other postretirement plan adjustment is net of tax of $(39), $(66), and $(86) for the years ended December 31, 2011, 2010 and 2009, respectively.

[2]	Net of reclassification adjustment for gains (losses) realized in net income of $88, $(78), and $(1,202) for the years ended for the years ended December 31, 2011, 2010 and 2009, respectively.

[3]	Net of amortization adjustment of $125, $94, and $49 to net investment income for the years ended December 31, 2011, 2010 and 2009, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans
The Company maintains a qualified defined benefit pension plan (the “Plan”) that covers substantially all employees. Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the “cash balance formula”. The Company began using the cash balance formula to calculate future pension benefits for services rendered on or after January 1, 2009 for all employees hired before January 1, 2001. These amounts are in addition to amounts earned by those employees through December 31, 2008 under the traditional final average pay formula.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 4.75% and 4.50% were the appropriate discount rates as of December 31, 2011 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 4.75% and 4.50% discount rates will also be used to determine the Company’s 2012 pension and other postretirement expense, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2011. This assumption will be used to determine the Company’s 2012 expense.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized for the years ended December 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.75%	5.50%	4.50%	5.25%
Rate of increase in compensation levels	3.75%	4.00%	N/A	N/A

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s pension plans were as follows:

	For the years ended December 31,
	2011	2010	2009
Discount rate	5.50%	6.00%	6.25%
Expected long-term rate of return on plan assets	7.30%	7.30%	7.30%
Rate of increase in compensation levels	4.00%	4.00%	4.25%
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s other postretirement plans were as follows:

	For the years ended December 31,
	2011	2010	2009
Discount rate	5.25%	5.75%	6.25%
Expected long-term rate of return on plan assets	7.30%	7.30%	7.30%
Assumed health care cost trend rates were as follows:

	As of December 31,
	2011	2010	2009
Pre-65 health care cost trend rate	8.95%	9.70%	9.05%
Post-65 health care cost trend rate	7.75%	8.25%	7.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2018	2018
A one-percentage point change in assumed health care cost trend rates would have an insignificant effect on the amounts reported for other postretirement plans.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2011 and 2010. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.
During 2010 the amount of lump sum benefit payments exceeded the amount of service and interest cost in the Company’s non-qualified pension plan resulting in a settlement. The settlement below represents lump sum payments made from the non-qualified pension plan in 2010.
In addition to the discount rate change, the Company’s benefit obligation also increased due to the use of an updated mortality table.

			Other Postretirement
	Pension Benefits		Benefits
Change in Benefit Obligation	2011	2010	2011	2010
Benefit obligation — beginning of year	$4,795	$4,283	$408	$401
Service cost (excluding expenses)	102	102	5	7
Interest cost	259	252	20	22
Plan participants’ contributions	—	—	18	15
Actuarial loss (gain)	43	86	(15)	(7)
Settlements	—	(43)	—	—
Change in assumptions	497	348	37	17
Benefits paid	(230)	(234)	(52)	(49)
Retiree drug subsidy	—	—	3	2
Foreign exchange adjustment	(1)	1		—

Benefit obligation — end of year	$5,465	$4,795	$424	$408

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2011	2010	2011	2010
Fair value of plan assets — beginning of year	$3,922	$3,526	$190	$175
Actual return on plan assets	613	434	13	15
Employer contributions	201	201	—	—
Benefits paid	(210)	(228)	—	—
Expenses paid	(12)	(12)	—	—
Foreign exchange adjustment	(1)	1	—	—

Fair value of plan assets — end of year	$4,513	$3,922	$203	$190

Funded status — end of year	$(952)	$(873)	$(221)	$(218)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
The fair value of assets for pension benefits, and hence the funded status, presented in the table above exclude assets of $109 and $107 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2011 and 2010, respectively. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,622 and $4,029 as of December 31, 2011 and 2010, respectively, and the funded status of pension benefits would have been $(843) and $(766) as of December 31, 2011 and 2010, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $5,413 and $4,753 as of December 31, 2011 and 2010, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2011 and 2010.

	December 31,
	2011	2010
Projected benefit obligation	$5,441	$4,771
Accumulated benefit obligation	5,394	4,733
Fair value of plan assets	4,492	3,901
Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Other Assets
Noncurrent assets	$—	$—	$—	$—
Other Liabilities
Current liabilities	21	19	34	34
Noncurrent liabilities	931	854	187	184

Total	$952	$873	$221	$218

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
Total net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 include the following components:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$102	$102	$105	$5	$7	$6
Interest cost	259	252	243	20	22	24
Expected return on plan assets	(298)	(286)	(276)	(14)	(13)	(11)
Amortization of prior service credit	(9)	(9)	(9)	(1)	(1)	(1)
Amortization of actuarial loss	159	107	74	—	—	—
Settlements	—	20	—	—	—	—

Net periodic benefit cost	$213	$186	$137	$10	$15	$18

Amounts recognized in other comprehensive income (loss) for the years ended December 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Amortization of actuarial loss	$(159)	$(107)	$—	$—
Settlement loss	—	(20)	—	—
Amortization of prior service credit	9	9	1	1
Net loss arising during the year	237	298	24	7

Total	$87	$180	$25	$8

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
Amounts in accumulated other comprehensive income (loss) on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Net loss	$1,930	$1,852	$39	$17
Prior service credit	(21)	(30)	1	—
Transition obligation	—	—	2	—

Total	$1,909	$1,822	$42	$17

The estimated net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 are $216 and $(9), respectively. The estimated net loss for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 is $(1). The estimated prior service credit for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012 is an insignificant amount.
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
The Company’s pension plan and other postretirement benefit plans’ target allocation by asset category is presented in the table below.

Target Asset Allocation
	Pension Plans	Other Postretirement Plans
Equity securities	10% – 32%	15% – 35%
Fixed income securities	50% – 70%	55% – 85%
Alternative assets	10% – 25%	—
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
The Company’s pension plan and other postretirement benefit plans’ weighted average asset allocation at December 31, 2011 and 2010 is presented in the table below.

	Percentage of Pension Plans Assets		Percentage of Other Postretirement Plans
	At Fair Value as of December 31,		Assets at Fair Value as of December 31,
	2011	2010	2011	2010
Equity securities	20%	22%	22%	22%
Fixed income securities	62%	61%	78%	78%
Alternative Assets	18%	17%	—	—

Total	100%	100%	100%	100%

The Plan assets are invested primarily in separate portfolios managed by HIMCO, a wholly-owned subsidiary of the Company. These portfolios encompass multiple asset classes reflecting the current needs of the Plan, the investment preferences and risk tolerance of the Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in absolute-return investment strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS in a duration overlay program to adjust the duration of Plan assets to better match the duration of the benefit obligation.
Investment Valuation
For further discussion on the valuation of investments, see Note 4.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
Pension Plan Assets
The fair values of the Company’s pension plan assets at December 31, 2011, by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$119	$549	$—	$668
Fixed Income Securities:
Corporate	—	741	3	744
RMBS	—	334	11	345
U.S. Treasuries	59	819	—	878
Foreign government	—	53	3	56
CMBS	—	117	—	117
Other fixed income [1]	—	70	4	74
Equity Securities:
Large-cap domestic	—	570	—	570
Mid-cap domestic	52	—	—	52
Small-cap domestic	38	—	—	38
International	217	—	—	217
Other equities	—	1	—	1
Other investments:
Hedge funds	—	—	759	759

Total pension plan assets at fair value [2]	$485	$3,254	$780	$4,519

[1]	Includes ABS and municipal bonds.

[2]	Excludes approximately $43 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $37 of interest receivable carried at fair value.
The fair values of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments: [1]	$75	$406	$—	$481
Fixed Income Securities:
Corporate	—	882	3	885
RMBS	—	450	9	459
U.S. Treasuries	7	330	—	337
Foreign government	—	61	2	63
CMBS	—	174	1	175
Other fixed income [2]	—	56	7	63
Equity Securities:
Large-cap domestic	—	496	—	496
Mid-cap domestic	62	—	—	62
Small-cap domestic	47	—	—	47
International	248	—	—	248
Other investments:
Hedge funds	—	—	635	635

Total pension plan assets at fair value [3]	$439	$2,855	$657	$3,951

[1]	Includes $30 of initial margin requirements related to the Plan’s duration overlay program.

[2]	Includes ABS and municipal bonds.

[3]	Excludes approximately $61 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $32 of interest receivable carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
The tables below provide a fair value level 3 roll forward for the twelve months ended December 31, 2011 and 2010 for the Pension Plan Assets for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
			Foreign	Other fixed	Hedge
Assets	Corporate	RMBS	government	income	funds	Totals
Fair Value as of January 1, 2011	$3	$9	$2	$8	$635	$657
Actual return on plan assets
Relating to assets still held at the reporting date	1	—	—	2	21	24
Purchases	2	10	3	1	223	239
Sales	(1)	(9)	(2)	(4)	(120)	(136)
Transfers into Level 3	1	1	6	2	—	10
Transfers out of Level 3	(3)	—	(6)	(5)	—	(14)

Fair Value as of December 31, 2011	$3	$11	$3	$4	$759	$780

The transfers in and out of level 3 were due to a change in the pricing source.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Other fixed
			Foreign	income and	Hedge
Assets	Corporate	RMBS	government	CMBS	funds	Totals
Fair Value as of January 1, 2010	$12	$24	$2	$8	$501	$547
Actual return on plan assets
Relating to assets still held at the reporting date	(1)	—	—	1	29	29
Relating to assets sold during the period	1	—	—	—	4	5
Purchases	6	62	2	9	200	279
Sales	(12)	(77)	—	(5)	(99)	(193)
Transfers into Level 3	2	—	—	2	—	4
Transfers out of Level 3	(5)	—	(2)	(7)	—	(14)

Fair Value as of December 31, 2010	$3	$9	$2	$8	$635	$657

There was no Company common stock included in the Plan’s assets as of December 31, 2011 and 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
Other Postretirement Plan Assets
The fair value of the Company’s other postretirement plan assets at December 31, 2011, by asset category are as follows:

	Other Postretirement Plan Assets
	at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$9	$—	$9
Fixed Income Securities:
Corporate	—	53	—	53
RMBS	—	48	—	48
U.S. Treasuries	—	28	—	28
Foreign government	—	2	—	2
CMBS	—	18	—	18
Other fixed income	—	4	—	4
Equity Securities:
Large-cap	—	43	—	43

Total other postretirement plan assets at fair value [1]	$—	$205	$—	$205

[1]	Excludes approximately $3 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $1 of interest receivable carried at fair value.
The fair value of the Company’s other postretirement plan assets at December 31, 2010, by asset category are as follows:

	Other Postretirement Plan Assets
	at Fair Value as of December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$10	$—	$10
Fixed Income Securities:
Corporate	—	57	—	57
RMBS	—	44	—	44
U.S. Treasuries	—	19	—	19
CMBS	—	17	—	17
Other fixed income	—	6	—	6
Equity Securities:
Large-cap	—	43	—	43

Total other postretirement plan assets at fair value [1]	$—	$196	$—	$196

[1]	Excludes approximately $7 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $1 of interest receivable carried at fair value.
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2011 and 2010.
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
Securities specifically prohibited from purchase include, but are not limited to: shares or fixed income instruments issued by The Hartford, short sales of any type within long-only portfolios, non-derivative securities involving the use of margin, leveraged floaters and inverse floaters, including money market obligations, natural resource real properties such as oil, gas or timber and precious metals.
Other than U.S. government and certain U.S. government agencies backed by the full faith and credit of the U.S. government, the Plan does not have any material exposure to any concentration risk of a single issuer.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)
Cash Flows
The following table illustrates the Company’s prior contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2011	$201	$—
2010	$201	—
In 2011, the Company, at its discretion, made $200 in contributions to the U.S. qualified defined benefit pension plan. The Company presently anticipates contributing approximately $200 to its U.S. qualified defined benefit pension plan in 2012 based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. For 2012, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial.
Employer contributions in 2011 and 2010 were made in cash and did not include contributions of the Company’s common stock.
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2011:

	Pension Benefits	Other Postretirement Benefits

2012	$272	$38
2013	291	40
2014	309	40
2015	325	40
2016	341	39
2017-2021	1,888	183

Total	$3,426	$380

In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2011:

2012	$4
2013	4
2014	5
2015	4
2016	5
2017-2021	31

Total	$53

Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford’s Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3% of base salary, by the Company. In 2011, employees who had earnings of less than $110,000 in the preceding year received a contribution of 1.5% of base salary and employees who had earnings of $110,000 or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $59, $62, and $64 for 2011, 2010, and 2009, respectively. Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. Under this plan, the Company contributes 5% of base salary to the participant accounts. The cost to The Hartford in 2011, 2010, and 2009 for this plan was $1, $1 and $2, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans
The Company has three primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2011 and 2010, the Company issued shares from treasury in satisfaction of stock-based compensation.

	For the year ended December 31,
	2011	2010	2009
Stock-based compensation plans expense	$53	$94	$72
Income tax benefit	(19)	(33)	(20)

Total stock-based compensation plans expense, after-tax	$34	$61	$52

The Company did not capitalize any cost of stock-based compensation. As of December 31, 2011, the total compensation cost related to non-vested awards not yet recognized was $60, which is expected to be recognized over a weighted average period of 1.5 years.
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
The 2010 Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The aggregate number of shares of stock, which may be awarded, is subject to a maximum limit of 18,000,000 shares applicable to all awards for the ten-year duration of the 2010 Stock Plan. If any award under the prior The Hartford Incentive Stock Plan (as approved by the Company’s shareholders in 2000) or under the prior The Hartford 2005 Incentive Stock Plan (as approved by the Company’s shareholders in 2005) that was outstanding as of March 31, 2010, is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the 2010 Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2011, there were 14,652,180 shares available for future issuance.
The fair values of awards granted under the 2010 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally three years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2010 Stock Plan.

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
The valuation model incorporates ranges of assumptions for inputs, and therefore, those ranges are disclosed below. The term structure of volatility is generally constructed utilizing implied volatilities from exchange-traded options and CPP warrants related to the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option valuation model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. There were no stock option awards granted in 2010.

	For the year ended December 31,
	2011	2009
Expected dividend yield	1.3%	3.2%
Expected annualized spot volatility	35.8% – 47.1%	57.8% – 57.8%
Weighted average annualized volatility	41.7%	57.8%
Risk-free spot rate	0.1% – 3.5%	0.3% – 4.2%
Expected term	5.7 years	7.3 years
A summary of the status of non-qualified stock options included in the Company’s Stock Plans as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining
	Number of Options	Average	Contractual	Aggregate
	(in thousands)	Exercise Price	Term	Intrinsic Value
Outstanding at beginning of year	5,279	$52.90	2.9	$—
Granted	1,189	27.90
Exercised	(232)	15.41
Forfeited	(537)	44.09
Expired	(860)	62.11

Outstanding at end of year	4,839	47.89	3.7	—

Exercisable at end of year	3,641	$55.52	2.0	—
The weighted average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $10.76, $0 and $3.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2, $1, and $0, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
Share Awards
Share awards are valued equal to the market price of the Company’s common stock on the date of grant, less a discount for those awards that do not provide for dividends during the vesting period. Share awards granted under the Stock Plans and outstanding include restricted stock units, restricted stock and performance shares. Generally, restricted stock units vest at or over three years and restricted stock vests in three to five years. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a specified period, generally three years. The maximum award of restricted stock units, restricted stock or performance shares for any individual employee in any year under the 2010 Stock Plan is 500,000 shares or units.
A summary of the status of the Company’s non-vested share awards as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Shares	Weighted-Average
Non-vested Shares	(in thousands)	Grant-Date Fair Value
Non-vested at beginning of year	1,889	$35.83
Granted	3,400	28.22
Decrease for change in estimated performance factors	(232)	—
Vested	(637)	46.00
Forfeited	(256)	34.14

Non-vested at end of year	4,164	$27.60

The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $20, $13 and $8, respectively, based on estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2011 and 2010 and 2009.
Restricted Unit awards
In 2010 and 2009, The Hartford issued restricted units as part of The Hartford’s 2005 Stock Plan. Restricted stock unit awards under the plan have historically been settled in shares, but under this award will be settled in cash and are thus referred to as “Restricted Units”. The economic value recipients will ultimately realize will be identical to the value that would have been realized if the awards had been settled in shares, i.e., upon settlement, recipients will receive cash equal to The Hartford’s share price multiplied by the number of restricted units awarded. Because Restricted Units will be settled in cash, the awards are remeasured at the end of each reporting period until settlement. Awards granted in 2009 vest after a three year period. Awards granted in 2010 include both graded and cliff vesting restricted units which vest over a three year period. The graded vesting attribution method is used to recognize the expense of the award over the requisite service period. For example, the graded vesting attribution method views one three-year grant with annual graded vesting as three separate sub-grants, each representing one third of the total number of awards granted. The first sub-grant vests over one year, the second sub-grant vests over two years and the third sub-grant vests over three years.
There were no restricted units awarded for 2011. For the year ended December 31, 2010, 2,983 restricted units were granted, and the weighted-average grant-date fair value was $24.34. As of December 31, 2011 and 2010, 5,319 and 6,812 were non-vested, respectively.
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
There were no deferred stock units awarded in 2011.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)
A summary of the status of the Company’s non-vested awards under the Deferred Stock Unit Plan as of December 31, 2011, is presented below:

	Restricted Units	Weighted-Average
Non-vested Units	(in thousands)	Grant-Date Fair Value
Non-vested at beginning of year	648	$24.70
Granted	—	—
Vested	(49)	24.27
Forfeited	(108)	24.31

Non-vested at end of year	491	$24.84

Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Beginning in 2010 under this plan, eligible employees of The Hartford purchased common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. In 2009 and prior years, eligible employees of The Hartford purchased common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2011, there were 6,472,280 shares available for future issuance. During the years ended December 31, 2011, 2010 and 2009, 768,380, 729,598, and 2,557,893 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $1.03, $1.24 and $5.99 during the years ended December 31, 2011, 2010 and 2009, respectively. In 2011 and 2010, the fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period. In 2009 and prior years, the fair value was estimated based on the 15% discount off of the beginning stock price plus the value of six-month European call and put options on shares of stock at the beginning stock price calculated using the Black-Scholes model and the following weighted average valuation assumptions:

For the year ended
December 31,
2009
Dividend yield	1.4%
Implied volatility	91.4%
Risk-free spot rate	0.3%
Expected term	6 months
Implied volatility was derived from exchange-traded options on the Company’s stock. The risk-free rate is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. The total intrinsic value of the discounts at purchase was $5 for the year ended December 31, 2009. Additionally, The Hartford has established employee stock purchase plans for certain employees of the Company’s international subsidiaries. Under these plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Sale of Assets, Joint Venture and Subsidiary
Servicing Agreement of Hartford Life Private Placement LLC
On November 22, 2011, the Company entered into an agreement with Philadelphia Financial Group, Inc. (“Philadelphia Financial”) whereby Philadelphia Financial will acquire certain assets that are used to administer the Company’s private placement life insurance (“PPLI”) businesses currently administered by Hartford Life Private Placement, LLC (“HLPP”), a subsidiary of the Company. The PPLI business administered by HLPP includes life insurance owned by banks, corporations and high net worth individuals, and group annuity policies. The transaction is expected to close in the second quarter of 2012, subject to regulatory approvals and closing conditions. Upon closing, Philadelphia Financial and the Company will enter into a servicing agreement whereby Philadelphia Financial will service the PPLI businesses administered by HLPP. The Company will retain certain corporate functions associated with this business as well as the mortality risk on the insurance policies. Under the terms of the transaction, Philadelphia Financial will receive certain future income from the policies and pay the Company $118 at closing, resulting in an estimated deferred gain between $65and $75 after-tax, which will be amortized over the estimated life of the underlying insurance policies. The actual amount may be different. The deferred gain is not expected to have a material impact on the Company’s results of operations in future periods. The assets and liabilities of the PPLI business are included in the Life Other Operations segment.
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
Sale of First State Management Group
On March 31, 2009, the Company sold First State Management Group, Inc. (“FSMG”), its core excess and surplus lines property business, to Beazley Group PLC (“Beazley”) for $27, resulting in a gain on sale of $12, after-tax. Included in the sale was approximately $4 in net assets of FSMG. The net assets sold to Beazley did not include invested assets, unearned premium or deferred policy acquisition costs related to the in-force book of business. Rather, the in-force book of business was ceded to Beazley under a separate reinsurance agreement, whereby the Company ceded $26 of unearned premium, net of $10 in ceding commission. Under the terms of the purchase and sale agreement, the Company continues to be obligated for all losses and loss adjustment expenses incurred on or before March 31, 2009. The retained net loss and loss adjustment expense reserves totaled $66 and $87 as of December 31, 2011 and 2010, respectively.
See Note 20 for sale of subsidiaries that met the criteria for discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Discontinued Operations
On November 1, 2011, the Company completed a merger with CenterState Banks, Inc. (“CBI”), pursuant to which Federal Trust Corporation (“FTC”), a wholly owned subsidiary of the Company, was merged with and into CBI, and Federal Trust Bank (“FTB”), a federally chartered, FDIC-insured thrift and wholly owned subsidiary of FTC, was merged with and into CenterState Bank of Florida, N.A. (“CenterState Bank”), a wholly owned subsidiary of CBI. At the time of the mergers, FTC and FTB held net assets including cash, certain mortgage loans, property and other assets equivalent to liabilities assumed including deposits and other liabilities, totaling approximately $200. The Company recorded an after-tax charge of $74 to net realized capital losses in the second quarter of 2011 for the estimated loss on disposal, including the write off of remaining goodwill of $10, after-tax, and losses on certain FTC and FTB assets and liabilities, which were not transferred to CenterState Bank. Upon final closing with CBI, the Company recorded a benefit of $6, after tax, in the fourth quarter of 2011 related to the divestiture. The Company purchased certain assets and assumed certain liabilities from FTC and FTB that were not part of the transactions with CBI and CenterState Bank on November 1, 2011. As of December 31, 2011, the carrying value of those assets and liabilities were $3, and $19, respectively and included in other assets and other liabilities. The Company anticipates disposing of these assets and liabilities within twelve months after closing, and thus any income or expense related to these assets and liabilities will be temporary in nature. FTC is included in the Corporate category for segment reporting.
In the first quarter of 2011, the Company completed the sale of its wholly-owned subsidiary Specialty Risk Services (“SRS”) and recorded a net realized capital gain of $150, after-tax. SRS is a third-party claims administration business that provides self-insured, insured, and alternative market clients with customized claims services. The Company is required to provide certain services to SRS for up to 24 months under a Transition Services Agreement. During the fourth quarter 2011 the Company recorded a charge of $4, after-tax, attributed to asset disposals. SRS is included in the Property & Casualty Commercial reporting segment.
In addition, during the fourth quarter of 2010, the Company completed the sales of its indirect wholly-owned subsidiaries Hartford Investments Canada Corporation (“HICC”) and Hartford Advantage Investment, Ltd. (“HAIL”) and recorded net realized gains (losses) of $41 and $(4), respectively. HICC and HAIL were transferred from Mutual Funds to Life Other Operations, effective January 1, 2009. HICC was transferred from Life Other Operations to Mutual Funds, effective January 1, 2010.
The following table summarizes the amounts related to discontinued operations in the Consolidated Statements of Operations.

	For the years ended December 31,
	2011	2010	2009
Revenues
Fee income and other	$—	$36	$29
Net investment income	17	28	14
Net realized capital gains (losses)	(6)	(5)	(6)
Other revenues	48	213	231

Total revenues	59	272	268
Benefits, losses and expenses
Amortization of deferred policy acquisition costs and present value of future profits	—	17	10
Insurance operating and other expenses	54	256	265
Goodwill Impairment	—	153	—

Total benefits, losses and expenses	54	426	275
Income (loss) before income taxes	5	(154)	(7)
Income tax expense (benefit)	1	(53)	(3)

Income (loss) from operations of discontinued operations, net of tax	4	(101)	(4)
Net realized capital gain on disposal, net of tax	82	37	—

Income (loss) from discontinued operations, net of tax	$86	$(64)	$(4)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Restructuring, Severance and Other Costs
During the year ended December 31, 2011, the Company implemented restructuring activities across several areas aimed at reducing overall expense levels.
During the year ended December 31, 2009, the Company completed a review of several strategic alternatives with a goal of preserving capital, reducing risk and stabilizing its ratings. These alternatives included the potential restructuring, discontinuation or disposition of various business lines. Following that review, the Company announced that it would suspend all new sales in the Japanese and European operations currently included in the Life Other Operations segment. The Company has also executed on plans to change the management structure of the organization and reorganized the nature and focus of certain of the Company’s operations. These activities resulted in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company completed these restructuring activities and executed final payment during the year ended December 31, 2010.
The following pre-tax charges were incurred during the years ended December 31, 2011, 2010 and 2009 in connection with these restructuring activities:

	2011	2010	2009
Severance benefits	$17	$25	$52
Asset impairment charges	—	1	53
Other contract termination charges	8	—	34

Total restructuring, severance and other costs	$25	$26	$139

The amounts incurred during the year ended December 31, 2011, 2010 and 2009 were recorded in Insurance operating costs and other expenses within Corporate.
22. Quarterly Results For 2011 and 2010 (Unaudited)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	$6,308	$6,257	$5,401	$3,265	$4,520	$6,602	$5,638	$5,930
Benefits, losses and expenses	5,898	5,722	5,566	3,121	4,624	5,685	5,546	5,171
Income (loss) from continuing operations, net of tax	351	319	104	175	(3)	665	126	584
Income (loss) from discontinued operations, net of tax	160	—	(80)	(99)	3	1	1	35
Net income (loss) [1]	511	319	24	76	—	666	127	619
Less: Preferred stock dividends and accretion of discount	10	483	11	11	10	10	11	11
Net income (loss) available to common shareholders	$501	$(164)	$13	$65	$(10)	$656	$116	$608
Basic earnings (losses) per common share	$1.13	$(0.42)	$0.03	$0.15	$(0.02)	$1.48	$0.26	$1.37
Diluted earnings (losses) per common share [1]	$1.01	$(0.42)	$0.03	$0.14	$(0.02)	$1.34	$0.25	$1.24
Weighted average common shares outstanding, basic	444.6	393.7	445.1	443.9	445.3	444.1	445.1	444.3
Weighted average shares outstanding and dilutive potential common shares	508.2	393.7	482.4	480.2	445.3	495.3	468.9	497.8

[1]
In periods of a net loss available to common shareholders, the Company uses basic weighted average common shares outstanding in the calculation of diluted loss per common share, since the inclusion of shares for warrants, stock compensation plans and the assumed conversion of the preferred shares to common would have been antidilutive to the earnings per common share calculation. In the absence of the net loss available to common shareholders, weighted average common shares outstanding and dilutive potential common shares would have totaled 428.5 million and 473.4 million for the three months ended March 31, 2010 and September 30, 2011, respectively. In addition, assuming the impact of mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 431.9 million, 503.1 million, 501.0 million, 494.1 million, and 489.6 for the three months ended March 31, 2010, June 30, 2011, June 30, 2010, September 30, 2011 and December 31, 2011, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(In millions)

	As of December 31, 2011
			Amount at
			which shown on
Type of Investment	Cost	Fair Value	Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$8,901	$9,364	$9,364
States, municipalities and political subdivisions	12,557	13,260	13,260
Foreign governments	2,030	2,161	2,161
Public utilities	8,236	9,055	9,055
All other corporate bonds	32,925	34,956	34,956
All other mortgage-backed and asset-backed securities	14,329	13,013	13,013

Total fixed maturities, available-for-sale	78,978	81,809	81,809
Fixed maturities, at fair value using fair value option	1,501	1,328	1,328

Total fixed maturities	80,479	83,137	83,137

Equity Securities
Common stocks
Industrial, miscellaneous and all other	420	443	443
Non-redeemable preferred stocks	636	478	478

Total equity securities, available-for-sale	1,056	921	921
Equity securities, trading	32,928	30,499	30,499

Total equity securities	33,984	31,420	31,420

Mortgage loans	5,728	5,977	5,728
Policy loans	2,001	2,153	2,001
Investments in partnerships and trusts	2,532	2,532	2,532
Futures, options and miscellaneous	1,316	2,394	2,394
Short-term investments	7,736	7,736	7,736

Total investments	$133,776	$135,349	$134,948

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2011	2010
Assets
Fixed maturities, available-for-sale, at fair value	$152	$251
Other investments	28	31
Short-term investments	1,425	1,762
Investment in affiliates	27,575	25,227
Deferred income taxes	1,109	885
Unamortized Issue Costs	51	55
Other assets	31	22

Total assets	$30,371	$28,233

Liabilities and Stockholders’ Equity
Net payable to affiliates	$283	$430
Short-term debt (includes current maturities of long-term debt)	—	400
Long-term debt	5,975	5,961
Other liabilities	1,203	1,131

Total liabilities	7,461	7,922
Total stockholders’ equity	22,910	20,311

Total liabilities and stockholders’ equity	$30,371	$28,233

	For the years ended December 31,
Condensed Statements of Operations	2011	2010	2009
Net investment income	$2	$5	$8
Net realized capital gains (losses)	(5)	(5)	(231)

Total revenues	(3)	—	(223)
Interest expense	490	489	457
Other expenses	(41)	11	8

Total expenses	449	500	465
Loss before income taxes and earnings (losses) of subsidiaries	(452)	(500)	(688)
Income tax benefit	(154)	(170)	(157)

Loss before earnings (losses)of subsidiaries	(298)	(330)	(531)
Earnings (losses) of subsidiaries	960	2,010	(356)

Net income (loss)	$662	$1,680	$(887)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF
THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009
Operating Activities
Net income (loss)	$662	$1,680	$(887)
Undistributed earnings (losses) of subsidiaries	(961)	(1,004)	1,307
Change in operating assets and liabilities	625	(21)	(590)

Cash provided by (used for) operating activities	326	655	(170)

Investing Activities
Net sales (purchases) of short-term investments	432	233	(412)
Purchase price of business acquired	—	—	(10)
Capital contributions to subsidiaries	(126)	(311)	(3,115)

Cash provided by (used for) investing activities	306	(78)	(3,537)

Financing Activities
Issuance of long-term debt	—	1,090	—
Repayments at maturity of long-term debt	(400)	(275)	—
Change in commercial paper	—	—	(375)
Net proceeds from issuance of mandatory convertible preferred stock	—	556	—
Net proceeds from issuance of common shares under public offering	—	1,600	—
Proceeds from net issuance of preferred stock and warrants to U.S. Treasury	—	—	3,400
Redemption of preferred stock issued to the U.S. Treasury	—	(3,400)	—
Net proceeds from issuance of common shares under discretionary equity issuance plan	—	—	887
Treasury stock acquired	(46)	—	—
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	9	22	17
Dividends paid — Preferred shares	(42)	(85)	(73)
Dividends paid — Common Shares	(153)	(85)	(149)

Cash provided by (used for) financing activities	(632)	(577)	3,707
Net change in cash	—	—	—
Cash — beginning of year	—	—	—

Cash — end of year	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Interest Paid	$483	$465	$454
Dividends Received from Subsidiaries	$976	$1,006	$243
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

	Deferred Policy
	Acquisition Costs			Other
	and Present	Future Policy Benefits,		Policyholder
	Value of Future	Unpaid Losses and Loss	Unearned	Funds and
Segment	Profits	Adjustment Expenses	Premiums	Benefits Payable

As of December 31, 2011
Property & Casualty Commercial	$611	$15,438	$3,235	$—
Group Benefits	60	6,796	76	266
Consumer Markets	650	2,060	1,803	—
Individual Annuity	2,802	2,538	29	17,017
Individual Life	2,558	1,061	1	7,413
Retirement Plans	714	436	2	7,959
Mutual Funds	27	—	—	4
Life Other Operations	1,322	8,635	74	43,414
Property & Casualty Other Operations	—	4,053	1	—
Corporate	—	(1)	1	—

Consolidated	$8,744	$41,016	$5,222	$76,073

As of December 31, 2010
Property & Casualty Commercial	$603	14,727	3,126	—
Group Benefits	67	6,640	76	320
Consumer Markets	660	2,177	1,875	—
Individual Annuity	3,216	2,270	22	16,871
Individual Life	2,627	898	1	6,765
Retirement Plans	842	458	3	6,841
Mutual Funds	43	—	—	4
Life Other Operations	1,799	8,307	72	46,542
Property & Casualty Other Operations	—	4,122	1	—
Corporate	—	(1)	—	—

Consolidated	$9,857	$39,598	$5,176	$77,343

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)
(In millions)

				Amortization of	Insurance
				Deferred Policy	Operating
	Earned		Benefits, Losses	Acquisition Costs	Costs and
	Premiums,	Net	and Loss	and Present	Other
	Fee Income	Investment	Adjustment	Value of Future	Expenses	Net Written
Segment	and Other	Income	Expenses	Profits	[1]	Premiums
For the year ended December 31, 2011
Property & Casualty Commercial	$6,224	$910	$4,584	$1,356	$726	$6,176
Group Benefits	4,147	411	3,306	55	1,104	N/A
Consumer Markets	3,903	187	2,886	639	578	3,675
Individual Annuity	1,660	768	1,106	483	536	N/A
Individual Life	899	456	816	221	182	N/A
Retirement Plans	380	396	308	134	354	N/A
Mutual Funds	649	(3)	—	47	448	N/A
Life Other Operations	1,020	(386)	(54)	492	274	N/A
Property & Casualty Other Operations	—	151	317	—	24	1
Corporate	209	23	(3)	—	710	N/A

Consolidated	$19,091	$2,913	$13,266	$3,427	$4,936	$9,852

For the year ended December 31, 2010
Property & Casualty Commercial	$5,840	$935	$3,370	$1,353	$665	$5,796
Group Benefits	4,278	429	3,331	61	1,111	N/A
Consumer Markets	4,119	187	2,951	667	493	3,886
Individual Annuity	1,716	814	1,054	(56)	542	N/A
Individual Life	856	400	644	119	181	N/A
Retirement Plans	359	364	278	27	340	N/A
Mutual Funds	664	(8)	—	51	458	N/A
Life Other Operations	1,049	225	374	305	262	N/A
Property & Casualty Other Operations	1	163	251	—	30	2
Corporate	188	81	(2)	—	833	1

Consolidated	$19,070	$3,590	$12,251	$2,527	$4,915	$9,685

For the year ended December 31, 2009
Property & Casualty Commercial	$6,006	$755	$3,266	1,393	645	5,715
Group Benefits	4,350	403	3,196	61	1,120	N/A
Consumer Markets	4,113	178	2,902	674	475	3,995
Individual Annuity	1,465	771	1,310	1,339	505	N/A
Individual Life	940	335	640	314	188	N/A
Retirement Plans	324	315	269	56	346	N/A
Mutual Funds	518	(21)	—	50	395	N/A
Life Other Operations	1,293	4,135	5,042	370	350	N/A
Property & Casualty Other Operations	—	161	241	—	23	4
Corporate	223	173	153	—	831	(3)

Consolidated	$19,232	$7,205	$17,019	$4,257	$4,878	$9,711

[1]	Includes interest expense and goodwill impairment.

N/A	— Not applicable to life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

					Percentage
			Assumed		of Amount
	Gross	Ceded to Other	From Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

For the year ended December 31, 2011
Life insurance in-force	$992,921	$139,590	$47,365	$900,696	5%

Insurance revenues
Property and casualty insurance	$10,337	688	225	9,874	2%
Life insurance and annuities	7,220	463	71	6,828	1%
Accident and health insurance	2,122	61	63	2,124	3%

Total insurance revenues	$19,679	$1,212	$359	$18,826	2%

For the year ended December 31, 2010
Life insurance in-force	$987,104	$135,269	$43,999	$895,834	5%

Insurance revenues
Property and casualty insurance	$10,105	668	256	9,693	3%
Life insurance and annuities	7,261	518	128	6,871	2%
Accident and health insurance	2,221	58	64	2,227	3%

Total insurance revenues	$19,587	$1,244	$448	$18,791	2%

For the year ended December 31, 2009
Life insurance in-force	$970,455	$128,144	$49,273	$891,584	6%

Insurance revenues
Property and casualty insurance	$10,386	$778	$253	$9,861	3%
Life insurance and annuities	7,216	433	91	6,874	1%
Accident and health insurance	2,203	51	71	2,223	3%

Total insurance revenues	$19,805	$1,262	$415	$18,958	2%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

		Charged to		Write-offs/
	Balance	Costs and	Translation	Payments/	Balance
	January 1,	Expenses	Adjustment	Other	December 31,

2011
Allowance for doubtful accounts and other	$119	$45	$—	$(45)	$119
Allowance for uncollectible reinsurance	290	5	—	(5)	290
Valuation allowance on mortgage loans	155	26	—	(79)	102
Valuation allowance for deferred taxes	173	(78)	—	—	95

2010
Allowance for doubtful accounts and other	$121	$53	$—	$(55)	$119
Allowance for uncollectible reinsurance	335	11	—	(56)	290
Valuation allowance on mortgage loans	366	157	—	(368)	155
Valuation allowance for deferred taxes	86	87	—	—	173

2009
Allowance for doubtful accounts and other	$125	$53	$—	$(57)	$121
Allowance for uncollectible reinsurance	379	11	—	(55)	335
Valuation allowance on mortgage loans	26	408	—	(68)	366
Valuation allowance for deferred taxes	75	11	—	—	86

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount	Losses and Loss Adjustment		Paid Losses and
	Deducted From	Expenses Incurred Related to:		Loss Adjustment
	Liabilities [1]	Current Year	Prior Year	Expenses
Years ended December 31,

2011	$542	$7,420	$367	$7,218

2010	$524	$6,768	$(196)	$6,834

2009	$511	$6,596	$(186)	$6,547

[1]
Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 4.4%, 4.8%, and 5.0% for 2011, 2010, and 2009, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller (Chief Accounting Officer and duly authorized signatory)
Date: February 24, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Liam E. McGee	Chairman, Chief Executive Officer and Director	February 24, 2012

	Liam E. McGee	(Principal Executive Officer)

	/s/ Christopher J. Swift	Executive Vice President and Chief Financial Officer	February 24, 2012

	Christopher J. Swift	(Principal Financial Officer)

	/s/ Beth A. Bombara	Senior Vice President and Controller	February 24, 2012

	Beth A. Bombara	(Principal Accounting Officer)

	*	Director	February 24, 2012

Robert B. Allardice III

	*	Director	February 24, 2012

Trevor Fetter

	*	Director	February 24, 2012

Paul G. Kirk, Jr.

	*	Director	February 24, 2012

Kathryn A. Mikells

	*	Director	February 24, 2012

Michael G. Morris

	*	Director	February 24, 2012

Thomas A. Renyi

	*	Director	February 24, 2012

Charles B. Strauss

	*	Director	February 24, 2012

H. Patrick Swygert

*By:	/s/ Alan J. Kreczko

Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.01
Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (“The Hartford”), (as amended by Certificate of Designations with respect to 7.25% Mandatory Convertible Preferred Stock Series F dated March 23, 2010 and the Certificate of Elimination of the Series A Participating Cumulative Preferred Stock, Series D Non-Voting Contingent Convertible Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series E, dated April 26, 2010), incorporated by reference to Exhibit 3.01 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2010.

3.04	Amended and Restated By-Laws of The Hartford, amended effective October 21, 2010 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed October 27, 2010).

4.01	Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws of The Hartford (incorporated by reference as indicated in Exhibits 3.01 and 3.04 hereto, respectively).

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

4.06
Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed March 12, 2004).

4.07
Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford and LaSalle Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

4.08
Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.03 to the Registration Statement on Form S-3 (Registration No. 333-142044) of The Hartford, Hartford Capital IV, Hartford Capital V and Hartford Capital VI, filed on April 11, 2007).

4.09
Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.10
First Supplemental Indenture, dated as of June 6, 2008, between The Hartford Financial Services Group, Inc. and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.11	Replacement Capital Covenant, dated as of June 6, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

4.12
Second Supplemental Indenture, dated as of October 17, 2008, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 10% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068, including form of Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.13
Form of Series B Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

Exhibit No.	Description
4.14
Form of Series C Warrant to Purchase Shares of Non-Voting Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed on October 17, 2008).

4.15
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

4.17
Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009 (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

10.01
Form of Depository Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.06) (incorporated herein by reference to Exhibit 4.7 to The Hartford’s Current Report on Form 8-K, filed on March 9, 2010).

10.02
Letter Agreement, dated as of March 13, 2010, by and between The Hartford Financial Services Group, Inc., Allianz SE (including letter of Allianz SE of March 12, 2010 attached thereto) (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed March 16, 2010).

10.03
Letter Agreement, dated as of June 9, 2009, by and between The Hartford Financial Services Group, Inc., Allianz SE and Allianz Finance II Luxembourg S.a.r.l. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed June 12, 2009).

10.04
Preferred Partnership Agreement dated December 5, 2011 by and between The Hartford Financial Services Group, Inc., Hartford Life, Inc., Hartford Investment Financial Services, LLC, HL Investment Advisors, LLC and Wellington Management Company, LLP. †**

10.05
Four-Year Revolving Credit Facility Agreement, dated January 6, 2012, among The Hartford Financial Services Group, Inc., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed January 6, 2012).

10.06
Investment Agreement, dated as of October 17, 2008 between The Hartford and Allianz SE (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed October 17, 2008).

10.07
Written Summary of Compensation-related Arrangement with a Named Executive Officer effective May 18, 2011 (incorporated by reference to Exhibit 10.01 to The Hartford’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2011).

*10.08	The Hartford Senior Executive Officer Severance Pay Plan (incorporated by reference to Exhibit 10.07 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.09
Amended and Restated The Hartford Senior Executive Severance Pay Plan, amended effective February 22, 2011 (incorporated by reference to Exhibit 10.08 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.10	2010 Incentive Stock Plan, as amended effective January 27, 2011 (incorporated by reference to Exhibit 10.09 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.11
The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010 (incorporated by reference to Exhibit 10.10 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.12
The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Non-Employee Directors, as amended effective December 15, 2010 (incorporated by reference to Exhibit 10.11 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.13
The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements (incorporated by reference to Exhibit 10.12 of The Hartford’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2010).

*10.14	Summary of Annual Executive Bonus Program (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 25, 2010).

*10.15
Written Summary of Compensation-related Arrangement with a Named Executive Officer effective May 18, 2011 (incorporated by reference to Exhibit 10.01 of The Hartford’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2011)

*10.16	The Hartford 2005 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.10 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2009).

*10.17
Employment Agreement between The Hartford and Christopher J. Swift dated February 14, 2010 (incorporated by reference to Exhibit 10.16 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2009).

Exhibit No.	Description
*10.18	The Hartford Deferred Stock Unit Plan, as amended on October 22, 2009 (incorporated by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed October 22, 2009).

*10.19
Form of Award Letters for Deferred Unit and Restricted Units under The Hartford’s Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.03 to The Hartford’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2009).

*10.20
Letter Agreement between The Hartford Financial Services Group, Inc. and Liam E McGee, dated September 23, 2009 (incorporated herein by reference to Exhibit 10.01 to The Hartford Current Report on Form 8-K, filed September 30, 2009).

*10.21
Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended (incorporated herein by reference to Exhibit 10.06 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.22	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).

*10.23	The Hartford Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.09 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.24
The Hartford Deferred Restricted Stock Unit Plan, as amended (incorporated herein by reference to Exhibit 10.12 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.25	The Hartford Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.12 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.26	The Hartford Planco Non-Employee Option Plan, as amended (incorporated herein by reference to Exhibit 10.19 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*10.27	The Hartford Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.16 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.28	The Hartford Investment and Savings Plan, as amended effective February 1, 2012. **

10.29
Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed February 16, 2007).

18.01	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle.**

12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. **

21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **

23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. **

24.01	Power of Attorney. **

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.

†
Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

II-4