Form 10-Q
period 2012-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2012-05-02
CIK 874766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(Address of principal executive offices) (Zip Code)

(860) 547-5000

(Registrant’s telephone number, including area code)

Indicate by check mark:	Yes	No

•     whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	☒	☐

•     whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	☒	☐

•     whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☒

As of April 26, 2012, there were outstanding 440,865,405 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2011 Form 10-K Annual Report. These important risks and uncertainties include:

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

•

the risks, challenges and uncertainties associated with our March 21, 2012 announcement that we will focus on our Property and Casualty, Group Benefits and Mutual Fund businesses, place our Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life, Woodbury Financial Services and Retirement Plans businesses and related implementation plans and goals and objectives, as set forth in our Current Report on Form 8-K dated March 21, 2012;

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

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Hartford Financial Services Group, Inc.

Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of Accounting Standards Update (“ASU”) No. 2010-26 Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, (not presented herein); and in our report dated February 24, 2012 (which report includes an explanatory paragraph relating to the Company’s change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, and for other-than-temporary impairments as required by accounting guidance adopted in 2009), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2011 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2011.

DELOITTE & TOUCHE LLP

Hartford, Connecticut

May 2, 2012

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
(In millions, except for per share data)	2012	2011 As currently reported, see Note 1
	(Unaudited)
Revenues
Earned premiums	$3,442	$3,519
Fee income	1,134	1,209
Net investment income:
Securities available-for-sale and other	1,070	1,108
Equity securities, trading	2,866	803

Total net investment income	3,936	1,911
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(36)	(119)
OTTI losses recognized in other comprehensive income (“OCI”)	7	64

Net OTTI losses recognized in earnings	(29)	(55)
Net realized capital losses, excluding net OTTI losses recognized in earnings	(881)	(348)

Total net realized capital losses	(910)	(403)
Other revenues	59	64

Total revenues	7,661	6,300

Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,038	3,178
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	2,864	803
Amortization of deferred policy acquisition costs and present value of future profits	321	450
Insurance operating costs and other expenses	1,312	1,354
Interest expense	124	128

Total benefits, losses and expenses	7,659	5,913
Income from continuing operations before income taxes	2	387
Income tax expense (benefit)	(95)	48

Income from continuing operations, net of tax	97	339
Income (loss) from discontinued operations, net of tax	(1)	162

Net income	$96	$501

Preferred stock dividends	10	10

Net income available to common shareholders	$86	$491

Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.20	$0.74
Diluted	$0.19	$0.67
Net income available to common shareholders per common share
Basic	$0.20	$1.10
Diluted	$0.18	$0.99

Cash dividends declared per common share	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In millions)	2012	2011 As currently reported, see Note 1
	(Unaudited)
Comprehensive Income
Net income	$96	$501

Other comprehensive income (loss)
Change in net unrealized gain / loss on securities	241	322
Change in OTTI losses recognized in other comprehensive income	(8)	5
Change in net gain / loss on cash-flow hedging instruments	(53)	(68)
Change in foreign currency translation adjustments	(136)	(29)
Change in pension and other postretirement plan adjustments	33	22

Total other comprehensive income	77	252

Total comprehensive income	$173	$753

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2012	December 31, 2011 As currently reported, see Note 1
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $80,021 and $78,978) (includes variable interest entity assets, at fair value, of $235 and $153)	$83,157	$81,809
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $339 and $338)	1,291	1,328
Equity securities, trading, at fair value (cost of $30,212 and $32,928)	30,722	30,499
Equity securities, available-for-sale, at fair value (cost of $1,001 and $1,056)	938	921
Mortgage loans (net of allowances for loan losses of $88 and $102)	6,275	5,728
Policy loans, at outstanding balance	1,970	2,001
Limited partnerships and other alternative investments (includes variable interest entity assets of $7 as of March 31, 2012 and December 31,2011)	2,732	2,532
Other investments	1,259	2,394
Short-term investments (includes variable interest entity assets, at fair value, of $10 as of March 31, 2012)	5,256	7,736

Total investments	133,600	134,948
Cash	2,059	2,581
Premiums receivable and agents’ balances, net	3,565	3,446
Reinsurance recoverables, net	4,559	4,768
Deferred policy acquisition costs and present value of future profits	6,577	6,556
Deferred income taxes, net	2,375	2,131
Goodwill	1,006	1,006
Property and equipment, net	1,017	1,029
Other assets	3,388	2,274
Separate account assets	152,402	143,870

Total assets	$310,548	$302,609

Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$40,532	$41,016
Other policyholder funds and benefits payable	44,080	45,612
Other policyholder funds and benefits payable – international variable annuities	30,677	30,461
Unearned premiums	5,325	5,222
Long-term debt	6,220	6,216
Consumer notes	310	314
Other liabilities (includes variable interest entity liabilities of $461 and $471)	9,728	8,412
Separate account liabilities	152,402	143,870

Total liabilities	289,274	281,123
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,746,638 and 469,750,171 shares issued	5	5
Additional paid-in capital	10,031	10,391
Retained earnings	11,042	11,001
Treasury stock, at cost — 28,881,233 and 27,211,115 shares	(1,688)	(1,718)
Accumulated other comprehensive income, net of tax	1,328	1,251

Total stockholders’ equity	21,274	21,486

Total liabilities and stockholders’ equity	$310,548	$302,609

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended March 31,
(In millions, except for share data)	2012	2011 As currently reported, see Note 1
	(Unaudited)
Preferred Stock	$556	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	10,391	10,448
Repurchase of warrants	(300)	—
Issuance of shares under incentive and stock compensation plans	(58)	(47)
Tax expense on employee stock options and awards	(2)	(10)

Additional Paid-in Capital, end of period	10,031	10,391

Retained Earnings, beginning of period	11,001	10,509
Net income	96	501
Dividends on preferred stock	(10)	(10)
Dividends declared on common stock	(45)	(45)

Retained Earnings, end of period	11,042	10,955

Treasury Stock, at Cost, beginning of period	(1,718)	(1,774)
Treasury stock acquired	(42)	—
Issuance of shares under incentive and stock compensation plans from treasury stock	79	57
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(5)

Treasury Stock, at Cost, end of period	(1,688)	(1,722)

Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	1,251	(990)
Total other comprehensive income	77	252

Accumulated Other Comprehensive Income (Loss), net of tax, end of period	1,328	(738)

Total Stockholders’ Equity	$21,274	$19,447

Preferred Shares Outstanding (in thousands)	575	575
Common Shares Outstanding, at beginning of period (in thousands)	442,539	444,549
Treasury stock acquired	(2,550)	—
Issuance of shares under incentive and stock compensation plans	1,202	727
Return of shares under incentive and stock compensation plans and other to treasury stock	(326)	(168)

Common Shares Outstanding, at end of period	440,865	445,108

See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2012	2011 As currently reported, see Note 1
	(Unaudited)
Operating Activities
Net income	$96	$501
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	321	450
Additions to deferred policy acquisition costs and present value of future profits	(439)	(419)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(624)	(39)
Change in reinsurance recoverables	(14)	59
Change in receivables and other assets	(474)	(49)
Change in payables and accruals	1,184	(23)
Change in accrued and deferred income taxes	121	57
Net realized capital (gains) losses	910	176
Net receipts (disbursements) from investment contracts related to policyholder funds—international variable annuities	216	(496)
Net (increase) decrease in equity securities, trading	(223)	481
Depreciation and amortization	98	128
Other operating activities, net	(32)	(352)

Net cash provided by operating activities	1,140	474
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,442	8,860
Fixed maturities, fair value option	12	—
Equity securities, available-for-sale	59	24
Mortgage loans	112	70
Partnerships	43	58
Payments for the purchase of:
Fixed maturities, available-for-sale	(13,048)	(7,588)
Fixed maturities, fair value option	—	(531)
Equity securities, available-for-sale	(18)	(25)
Mortgage loans	(660)	(326)
Partnerships	(319)	(55)
Proceeds from business sold	—	278
Derivatives, net	(2,017)	(465)
Change in policy loans, net	31	—
Other investing activities, net	(4)	(46)

Net cash provided by (used for) investing activities	(1,367)	254
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,623	3,338
Withdrawals and other deductions from investment and universal life-type contracts	(5,963)	(6,174)
Net transfers from separate accounts related to investment and universal life-type contracts	2,218	2,418
Repayments at maturity or settlement of consumer notes	(4)	—
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	(4)	(2)
Treasury stock acquired	(48)	—
Dividends paid on preferred stock	(11)	(11)
Dividends paid on common stock	(44)	(19)
Changes in bank deposits and payments on bank advances	—	(1)

Net cash used for financing activities	(233)	(451)
Foreign exchange rate effect on cash	(62)	(22)
Net increase (decrease) in cash	(522)	255
Cash – beginning of period	2,581	2,062

Cash – end of period	$2,059	$2,317

Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(548)	$26
Interest paid	$89	$89

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

On March 21, 2012, the Company announced the completion of its businesses and strategy evaluation. As a result of this review, which was conducted by the Company’s management and Board of Directors over the past several quarters, the Company announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary.

On April 26, 2012, the Company announced that it had entered into an agreement to sell its individual annuity new business capabilities to a third party. Effective May 1, 2012, all new annuity policies sold by the Company will be reinsured to a third party. The Company will cease the sale of annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.

The Condensed Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in The Hartford’s 2011 Form 10-K Annual Report. The results of operations for the interim periods should not be considered indicative of the results to be expected for the full year.

The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.

On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard. As a result of this accounting change, total stockholders’ equity as of January 1, 2011, decreased by approximately $1.6 billion, after-tax from $20.3 billion, as previously reported, to $18.7 billion due to a reduction of the Company’s deferred acquisition cost asset balance related to certain costs that do not meet the provisions of the revised standard. The effect of adoption of this accounting standard on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations was as follows:

	December 31, 2011
	As previously reported	Effect of change	As currently reported
Deferred policy acquisition costs and present value of future profits	$8,744	$(2,188)	$6,556
Deferred income taxes, net	$1,398	$733	$2,131
Other liabilities	$8,443	$(31)	$8,412
Retained earnings	$12,519	$(1,518)	$11,001
Accumulated other comprehensive income (loss), net of tax	$1,157	$94	$1,251
Total stockholders’ equity	$22,910	$(1,424)	$21,486

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

	Three Months Ended March 31, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$664	$(214)	$450
Insurance operating costs and other expenses	$1,125	$229	$1,354
Income (loss) from continuing operations before income taxes	$410	$(23)	$387
Income tax expense (benefit)	$59	$(11)	$48
Net income (loss)	$511	$(10)	$501
Net income (loss) available to common shareholders	$501	$(10)	$491
Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.77	$(0.03)	$0.74
Diluted	$0.69	$(0.02)	$0.67
Net income (loss) available to common shareholders per common share
Basic	$1.13	$(0.03)	$1.10
Diluted	$1.01	$(0.02)	$0.99

Consolidation

The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further discussions on VIEs see Note 5 of the Notes to Condensed Consolidated Financial Statements.

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

Mutual Funds

The Company maintains a retail mutual fund operation whereby the Company provides investment management, administrative and distribution services to The Hartford Mutual Funds, Inc. and The Hartford Mutual Funds II, Inc. (collectively, “mutual funds”). These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s Condensed Consolidated Financial Statements since they are not assets, liabilities and operations of the Company.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Significant Accounting Policies

For a description of significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report, which should be read in conjunction with these accompanying Condensed Consolidated Financial Statements.

Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended March 31,
	2012	2011
Tax expense (benefit) at U.S. Federal statutory rate	$1	$135
Tax-exempt interest	(36)	(37)
Dividends-received deduction	(33)	(37)
Valuation allowance	(20)	(2)
Other	(7)	(11)

Income tax expense (benefit)	$(95)	$48

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

The Company’s unrecognized tax benefits were unchanged during the three months ended March 31, 2012, remaining at $48 as of March 31, 2012. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.

The Company’s federal income tax returns are routinely audited by the Internal Revenue Service (“IRS”). Audits have been concluded for all years through 2006. The audit of the years 2007—2009 commenced during 2010 and is expected to conclude by the end of 2012.

The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance, which related predominantly to foreign net operating losses, was $75 as of March 31, 2012 and $95 as of December 31, 2011. In assessing the need for a valuation allowance, management considered future taxable temporary differences reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies.

Included in the Company’s March 31, 2012 $2.4 billion net deferred tax asset is $2.9 billion relating to items treated as ordinary for federal income tax purposes, and a $482 net deferred tax liability for items classified as capital in nature. The $482 capital items are comprised of $682 of gross deferred tax assets related to realized capital losses and $1.2 billion of gross deferred tax liabilities related to net unrealized capital gains.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Earnings (Loss) Per Common Share

The following table presents a reconciliation of net income and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended March 31,
(In millions, except for per share data)	2012	2011
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$97	$339
Less: Preferred stock dividends	10	10

Income from continuing operations, net of tax, available to common shareholders	87	329
Add: Dilutive effect of preferred stock dividends	—	10

Income from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$87	$339

Income (loss) from discontinued operations, net of tax	$(1)	$162
Net income
Net income	$96	$501
Less: Preferred stock dividends	10	10

Net income available to common shareholders	86	491
Add: Dilutive effect of preferred stock dividends	—	10

Net income available to common shareholders and assumed conversion of preferred shares	$86	$501

Shares
Weighted average common shares outstanding, basic	440.7	444.6
Dilutive effect of warrants	26.4	41.1
Dilutive effect of stock compensation plans	1.9	1.8
Dilutive effect of mandatory convertible preferred shares	—	20.7

Weighted average shares outstanding and dilutive potential common shares	469.0	508.2

Earnings (loss) per common share
Basic
Income from continuing operations, net of tax, available to common shareholders	$0.20	$0.74
Income (loss) from discontinued operations, net of tax	—	0.36

Net income available to common shareholders	$0.20	$1.10

Diluted
Income from continuing operations, net of tax, available to common shareholders	$0.19	$0.67
Income (loss) from discontinued operations, net of tax	(0.01)	0.32

Net income available to common shareholders	$0.18	$0.99

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) Per Common Share (continued)

For the three months ended March 31, 2012, 20.9 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 489.9 million.

The declaration of a quarterly common stock dividend of $0.10 during the first quarter of 2012 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price to $9.676 from $9.699.

In addition, the declaration also triggered a provision in The Hartford’s Fixed Conversion Rate Agreement, relating to the Company’s mandatory convertible preferred stock, resulting in an adjustment to the minimum conversion rate to 29.8831 from 29.536 shares of Common Stock per share of Series F Preferred Stock and the maximum conversion rate to 36.4596 from 36.036 shares of Common Stock per share of Series F Preferred Stock.

On March 30, 2012 the Company entered into an agreement with Allianz and repurchased the outstanding Series B and Series C warrants. As a result, Allianz no longer holds potentially dilutive outstanding warrants.

3. Segment Information

The Company is organized into four divisions: Commercial Markets, Consumer Markets, Wealth Management and Runoff Operations and conducts business principally in nine reporting segments, as well as the Corporate category. Starting in the second quarter of 2012, financial results for the Individual Annuity segment, which consists of U.S. variable, fixed and fixed indexed annuities, will be reported in the Life Other Operations segment. The Company’s reporting segments as of March 31, 2012 are as follows:

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

Property & Casualty Other Operations

Property & Casualty Other Operations includes the Company’s management of certain property and casualty operations that have discontinued writing new business and substantially all of the Company’s asbestos and environmental exposures.

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

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended
	March 31,
Net income (loss)	2012	2011
Property & Casualty Commercial	$189	$323
Group Benefits	18	11
Consumer Markets	108	108
Individual Annuity	198	143
Individual Life	19	18
Retirement Plans	18	5
Mutual Funds	20	28
Life Other Operations	(405)	(70)
Property & Casualty Other Operations	27	21
Corporate	(96)	(86)

Net income	$96	$501

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Revenues	2012	2011
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$733	$665
Property	125	135
Automobile	146	146
Package business	292	283
Liability	141	135
Fidelity and surety	52	55
Professional liability	68	79

Total Property & Casualty Commercial	1,557	1,498
Group Benefits
Group disability	443	477
Group life and accident	479	517
Other	50	50

Total Group Benefits	972	1,044
Consumer Markets
Automobile	632	672
Homeowners	277	284

Total Consumer Markets [1]	909	956
Individual Annuity
Variable annuity	349	436
Fixed / MVA and other annuity	19	4

Total Individual Annuity	368	440
Individual Life
Variable life	87	90
Universal life	126	106
Term / Other life	14	13

Total Individual Life	227	209
Retirement Plans
401(k)	84	84
Government plans	12	13

Total Retirement Plans	96	97
Mutual Funds
Non-Proprietary	136	162
Proprietary	15	16

Total Mutual Funds	151	178

Life Other Operations	244	254
Property & Casualty Other Operations	—	—
Corporate	52	52

Total earned premiums, fees, and other considerations	4,576	4,728
Net investment income:
Securities available-for-sale and other	1,070	1,108
Equity securities, trading	2,866	803

Total net investment income	3,936	1,911
Net realized capital losses	(910)	(403)
Other revenues	59	64

Total revenues	$7,661	$6,300

[1]	For the three months ended March 31, 2012 and 2011, AARP members accounted for earned premiums of $676 and $698, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the three months ended March 31, 2012, transfers of $138 from Level 1 to Level 2 occurred, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. No transfers from Level 2 to 1 occurred during the first quarter. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	March 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,087	$—	$2,788	$299
CDOs	3,043	—	2,140	903
CMBS	6,774	—	5,773	1,001
Corporate	43,329	—	41,335	1,994
Foreign government/government agencies	3,352	—	3,297	55
States, municipalities and political subdivisions (“Municipal”)	13,838	—	13,213	625
RMBS	6,595	—	5,486	1,109
U.S. Treasuries	3,139	802	2,337	—

Total fixed maturities	83,157	802	76,369	5,986
Fixed maturities, FVO	1,291	—	783	508
Equity securities, trading	30,722	2,041	28,681	—
Equity securities, AFS	938	369	480	89
Derivative assets
Credit derivatives	5	—	(17)	22
Equity derivatives	10	—	—	10
Foreign exchange derivatives	370	—	370	—
Interest rate derivatives	—	—	42	(42)
U.S. guaranteed minimum withdrawal benefit (“GMWB”) hedging instruments	421	—	(13)	434
U.S. macro hedge program	133	—	—	133
International program hedging instruments	227	—	94	133
Other derivative contracts	27	—	—	27

Total derivative assets [1]	1,193	—	476	717
Short-term investments	5,256	727	4,529	—
Reinsurance recoverable for U.S. GMWB	308	—	—	308
Separate account assets [2]	148,127	109,213	37,568	1,346

Total assets accounted for at fair value on a recurring basis	$270,992	$113,152	$148,886	$8,954

Percentage of level to total	100%	42%	55%	3%

Liabilities accounted for at fair value on a recurring basis Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(1,683)	$—	$—	$(1,683)
International guaranteed withdrawal benefits	(37)	—	—	(37)
International other guaranteed living benefits	(1)	—	—	(1)
Equity linked notes	(10)	—	—	(10)

Total other policyholder funds and benefits payable	(1,731)	—	—	(1,731)
Derivative liabilities
Credit derivatives	(522)	—	(26)	(496)
Equity derivatives	29	—	—	29
Foreign exchange derivatives	54	—	54	—
Interest rate derivatives	(447)	—	(432)	(15)
U.S. GMWB hedging instruments	104	—	(56)	160
U.S. macro hedge program	40	—	—	40
International program hedging instruments	(26)	—	(8)	(18)

Total derivative liabilities [3]	(768)	—	(468)	(300)
Other Liabilities	(21)	—	—	(21)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(2,524)	$—	$(468)	$(2,056)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,153	$—	$2,792	$361
CDOs	2,487	—	2,119	368
CMBS	6,951	—	6,363	588
Corporate	44,011	—	41,756	2,255
Foreign government/government agencies	2,161	—	2,112	49
States, municipalities and political subdivisions (“Municipal”)	13,260	—	12,823	437
RMBS	5,757	—	4,694	1,063
U.S. Treasuries	4,029	750	3,279	—

Total fixed maturities	81,809	750	75,938	5,121
Fixed maturities, FVO	1,328	—	833	495
Equity securities, trading	30,499	1,967	28,532	—
Equity securities, AFS	921	352	476	93
Derivative assets
Credit derivatives	(24)	—	(11)	(13)
Equity derivatives	31	—	—	31
Foreign exchange derivatives	519	—	519	—
Interest rate derivatives	195	—	147	48
U.S. GMWB hedging instruments	494	—	11	483
U.S. macro hedge program	357	—	—	357
International program hedging instruments	731	—	692	39
Other derivative contracts	28	—	—	28

Total derivative assets [1]	2,331	—	1,358	973
Short-term investments	7,736	750	6,986	—
Reinsurance recoverable for U.S. GMWB	443	—	—	443
Separate account assets [2]	139,432	101,644	36,757	1,031

Total assets accounted for at fair value on a recurring basis	$264,499	$105,463	$150,880	$8,156

Percentage of level to total	100%	40%	57%	3%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(2,538)	$—	$—	$(2,538)
International guaranteed withdrawal benefits	(66)	—	—	(66)
International other guaranteed living benefits	(5)	—	—	(5)
Equity linked notes	(9)	—	—	(9)

Total other policyholder funds and benefits payable	(2,618)	—	—	(2,618)
Derivative liabilities
Credit derivatives	(573)	—	(25)	(548)
Equity derivatives	9	—	—	9
Foreign exchange derivatives	134	—	134	—
Interest rate derivatives	(527)	—	(421)	(106)
U.S. GMWB hedging instruments	400	—	—	400
International program hedging instruments	19	—	23	(4)

Total derivative liabilities [3]	(538)	—	(289)	(249)
Other Liabilities	(9)	—	—	(9)
Consumer notes [4]	(4)	—	—	(4)

Total liabilities accounted for at fair value on a recurring basis	$(3,169)	$—	$(289)	$(2,880)

[1]	Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of March 31, 2012 and December 31, 2011, $97 and $1.4 billion, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.
[2]	Approximately $4.3 billion and $4.0 billion of investment sales receivable that are not subject to fair value accounting are excluded as of March 31, 2012 and December 31, 2011, respectively.
[3]	Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note 4, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.
[4]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.

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

The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There is also a Fair Value Working Group (“Working Group”) which includes the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

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

The Company conducts other specific activities to monitor controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed, missing prices and second source validation on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades. For a sample of structured securities, a comparison of the vendor’s assumptions to our internal econometric models is also performed; any differences are challenged in accordance with the process described above.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

Derivative Instruments, including embedded derivatives within investments

Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of both March 31, 2012 and December 31, 2011, 98% of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.

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

•

ABS, CDOs, CMBS and RMBS – Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Significant inputs primarily include the swap yield curve and credit curves.

•	Foreign exchange derivatives – Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Significant input is primarily the swap yield curve.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

Level 3	Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) CDOs and residential mortgage-backed securities (“RMBS”) primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above.

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values

The following table presents information about significant unobservable inputs used in Level 3 assets measured at fair value.

Securities	As of March 31, 2012
Assets accounted for at fair value on a recurring basis	Fair Value		Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs (Weighted Average) [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$1,001		Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	317 – 3,771 bps (1,087 bps)	Decrease
Corporate	1,204	[3]	Discounted cash flows	Spread	87 – 800 bps (342 bps)	Decrease
Municipal	625		Discounted cash flows	Treasury yield beyond 30 years	3.3% (3.3%)	Decrease
RMBS	1,109		Discounted cash flows	Spread	60 – 1,976 bps (691 bps)	Decrease
				Constant prepayment rate	0% – 12% (2%)	Decrease [4]
				Constant default rate	1% – 28% (8%)	Decrease
				Loss severity	45% – 100% (75%)	Decrease

[1]	The weighted average is determined based on the fair value of the securities.
[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.
[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.
[4]	Decrease for above market rate coupons and increase for below market rate coupons.

Freestanding Derivatives	As of March 31, 2012
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$39	Option model	Equity volatility	13% – 24%	Increase
Interest rate derivative
Interest rate swaps	(93)	Discounted cash flows	Swap curve beyond 30 years	3.0% – 3.1%	Increase
Long interest rate swaptions	36	Option model	Interest rate volatility	25% – 32%	Increase
U.S. GMWB hedging instruments
Equity options	355	Option model	Equity volatility	24% – 32%	Increase
Customized swaps	239	Discounted cash flows	Equity volatility	10% – 50%	Increase
U.S. macro hedge program
Equity options	173	Option model	Equity volatility	22% – 31%	Increase
International program hedging
Equity options	141	Option model	Equity volatility	20% – 28%	Increase
Short interest rate swaptions	(26)	Option model	Interest rate volatility	22% – 25%	Decrease

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended March 31, 2012, no significant adjustments were made by the Company to broker prices received.

Product Derivatives

The Company currently offers certain variable annuity products with GMWB riders in the U.S., and formerly in the U.K. and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets.

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

The fair value of the U.S. GMWB reinsurance derivative is calculated as an aggregation of the components described in the Living Benefits Required to be Fair Valued discussion below and is modeled using significant unobservable inputs, as well as policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)

Living benefits required to be fair valued include U.S. GMWB, international GMWB and international other guaranteed living benefits. Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and require subjectivity by the Company in determining their value.

Oversight of the Company’s valuation policies and processes for product and U.S. GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company’s valuation model as well as associated controls.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

Best Estimate

Claim Payments

The Best Estimate Claim Payments is calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process is used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables –including expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and assumptions about policyholder behavior which emerge over time.

At each valuation date, the Company assumes expected returns based on:

•	risk-free rates as represented by the euro dollar futures, LIBOR deposits and swap rates to derive forward curve rates;

•	market implied volatility assumptions for each underlying index based primarily on a blend of observed market “implied volatility” data;

•	correlations of historical returns across underlying well known market indices based on actual observed returns over the ten years preceding the valuation date; and

•	three years of history for fund indexes compared to separate account fund regression.

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

Credit Standing Adjustment

This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $(49) and ($1), for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011 the credit standing adjustment was $31 and $80, respectively.

Margins

The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.

There were no policyholder behavior assumption updates for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011 the behavior risk margin was $355 and $419, respectively.

In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $13 and $25, for the three months ended March 31, 2012 and 2011, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

Significant unobservable inputs used in the fair value measurement of living benefits required to be fair valued and the U.S. GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the Living Benefits Required to be Fair Valued and the U.S. GMWB Reinsurance Derivative. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the table.

Significant Unobservable Input	Range of Values-Unobservable Inputs	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization[2]	20% to 100%	Increase
Withdrawal Rates [2]	0% to 8%	Increase
Lapse Rates [3]	0% to 75%	Decrease
Reset Elections [4]	20% to 75%	Increase
Equity Volatility [5]	10% to 50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.
[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.
[3]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.
[4]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.
[5]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

Generally a change in withdrawal utilization assumptions would be accompanied by a directionally opposite change in lapse rate assumptions, as the behavior of policyholders that utilize GMWB or GMAB riders is typically different from policyholders that do not utilize these riders.

Separate Account Assets

Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. Separate account assets classified as Level 3 primarily include limited partnerships in which fair value represents the separate account’s share of the fair value of the equity in the investment (“net asset value”) and are classified in level 3 based on the Company’s ability to redeem its investment.

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The tables below provide fair value roll-forwards for the three months ended March 31, 2012 and 2011, for the financial instruments classified as Level 3.

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months from January 1, 2012 to March 31, 2012.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$361	$368	$588	$2,255	$49	$437	$1,063	$5,121	$495
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	2	(5)	(3)	—	—	7	1	27
Included in OCI [3]	9	63	23	10	—	(11)	26	120	—
Purchases	—	—	12	134	7	212	80	445	—
Settlements	(35)	(10)	(32)	(20)	(1)	—	(33)	(131)	—
Sales	(12)	(3)	—	(53)	—	—	(34)	(102)	(14)
Transfers into Level 3 [4]	—	483	450	202	—	—	—	1,135	—
Transfers out of Level 3 [4]	(24)	—	(35)	(531)	—	(13)	—	(603)	—

Fair value as of March 31, 2012	$299	$903	$1,001	$1,994	$55	$625	$1,109	$5,986	$508

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$—	$—	$(5)	$—	$—	$—	$(6)	$(11)	$18

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$93	$(561)	$40	$(58)	$883	$357	$35	$28	$724
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	3	92	(17)	1	(312)	(184)	85	(1)	(336)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	2	—	35	—	—	—	(53)	—	(18)
Settlements	—	(5)	(19)	—	—	—	40	—	16
Sales	(9)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	23	—	8	—	31

Fair value as of March 31, 2012	$89	$(474)	$39	$(57)	$594	$173	$115	$27	$417

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$—	$80	$(5)	$1	$(312)	$(183)	$85	$(1)	$(335)

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2012	$443	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(143)	17
Included in OCI [3]	—	—
Purchases	—	215
Settlements	8	—
Sales	—	(342)
Transfers into Level 3 [4]	—	439
Transfers out of Level 3 [4]	—	(14)

Fair value as of March 31, 2012	$308	$1,346

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$(143)	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(2,538)	$(66)	$(5)	$(9)	$(2,618)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	896	30	5	(1)	930	(12)	—
Included in OCI [3]	—	1	—	—	1	—	—
Settlements	(41)	(2)	(1)	—	(44)	—	—

Fair value as of March 31, 2012	$(1,683)	$(37)	$(1)	$(10)	$(1,731)	$(21)	$(4)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$896	$30	$5	$(1)	$930	$(12)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

Roll-forward of Financial Instruments Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months from January 1, 2011 to March 31, 2011.

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489	$522
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(5)	(15)	(2)	(22)	—	—	(9)	(53)	58
Included in OCI [3]	20	113	113	(8)	—	—	41	279	—
Purchases	—	—	—	17	2	—	—	19	—
Settlements	(11)	(35)	(10)	(31)	(1)	—	(34)	(122)	(1)
Sales	—	—	(122)	(73)	(2)	—	(16)	(213)	—
Transfers into Level 3 [4]	49	30	73	195	11	4	—	362	—
Transfers out of Level 3 [4]	(84)	—	—	(111)	(3)	—	(143)	(341)	—

Fair value as of March 31, 2011	$446	$2,674	$741	$2,096	$63	$276	$1,124	$7,420	$579

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2] [7]	$(5)	$(15)	$(1)	$(17)	$—	$—	$(3)	$(41)	$58

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$154	$(390)	$4	$(53)	$600	$203	$5	$32	$401
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(10)	11	1	(3)	(119)	(80)	(3)	(1)	(194)
Included in OCI [3]	(1)	—	—	—	—	—	—	—	—
Purchases	13	1	—	64	23	—	—	—	88
Settlements	—	(4)	—	1	(16)	—	—	—	(19)
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(76)	—	—	—	—	—	—	—	—

Fair value as of March 31, 2011	$80	$(382)	$5	$9	$488	$123	$2	$31	$276

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2] [7]	$(10)	$11	$1	$(1)	$(113)	$(80)	$(2)	$(1)	$185

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2011	$280	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(65)	19
Included in OCI [3]	—	—
Purchases	—	128
Settlements	9	—
Sales	—	(147)
Transfers into Level 3 [4]	—	8
Transfers out of Level 3 [4]	—	(48)

Fair value as of March 31, 2011	$224	$1,207

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2] [7]	$(65)	$(3)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(1,611)	$(36)	$3	$(9)	$(1,653)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	348	15	1	(1)	363	(14)	—
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(38)	(2)	(1)	—	(41)	—	—

Fair value as of March 31, 2011	$(1,301)	$(23)	$3	$(10)	$(1,331)	$(51)	$(5)

Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2011 [2] [7]	$348	$15	$1	$(1)	$363	$(14)	$—

[1]	The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.
[2]	All amounts in these rows are reported in net realized capital gains/losses. The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization DAC.
[3]	All amounts are before income taxes and amortization of DAC.
[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.
[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Condensed Consolidated Balance Sheet in other investments and other liabilities.
[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).
[7]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

Fair Value Option

The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to corporate bonds and commercial real estate. Also included are foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.

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

	Three Months Ended March 31,
	2012	2011
Assets
Fixed maturities, FVO
Corporate	$1	$12
CRE CDOs	19	46
Foreign government	(49)	(6)
Other liabilities
Credit-linked notes	(12)	(14)

Total realized capital gains (losses)	$(41)	$38

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	March 31, 2012	December 31, 2011
Assets
Fixed maturities, FVO
ABS	$65	$65
CRE CDOs	240	225
Corporate	270	272
Foreign government	716	766

Total fixed maturities, FVO	$1,291	$1,328

Other liabilities
Credit-linked notes [1]	$21	$9

[1]	As of March 31, 2012 and December 31, 2011, the outstanding principal balance of the notes was $243.

Financial Instruments Not Carried at Fair Value

The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,970	$2,136	$2,001	$2,153
Mortgage loans	Level 3	6,275	6,524	5,728	5,977

Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,888	$10,725	$10,343	$11,238
Senior notes [2]	Level 2	4,481	4,817	4,481	4,623
Junior subordinated debentures [2]	Level 2	500	534	500	498
Private placement junior subordinated debentures [2]	Level 3	1,239	2,125	1,235	1,932
Consumer notes [3]	Level 3	306	313	310	305

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.
[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.
[3]	Excludes amounts carried at fair value and included in disclosures above.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2011.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

•

Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.

•

Fair values for other policyholder funds and benefits payable, not carried at fair value, are estimated based on the cash surrender values of the underlying policies or by estimating future cash flows discounted at current interest rates adjusted for credit risk.

•

Fair values for senior notes and junior subordinated debentures are determined using the market approach based on reported trades, benchmark interest rates and issuer spread for the Company which may consider credit default swaps.

•

Fair values for private placement junior subordinated debentures are based primarily on market quotations from independent third party brokers, except as of March 31, 2012 which is based on the negotiated repurchase price.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments

Significant Investment Accounting Policies

Recognition and Presentation of Other-Than-Temporary Impairments

The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,
	2012	2011
OTTI losses recognized in OCI	$(7)	$(64)
Changes in fair value and/or sales	10	64
Tax and deferred acquisition costs	(11)	5

Change in non-credit impairments recognized in OCI	$(8)	$5

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

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2012	2011
Gross gains on sales	$259	$61
Gross losses on sales	(97)	(133)
Net OTTI losses recognized in earnings	(29)	(55)
Valuation allowances on mortgage loans	1	(3)
Japanese fixed annuity contract hedges, net [1]	(20)	(17)
Periodic net coupon settlements on credit derivatives/Japan	(5)	(7)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	185	56
U.S. macro hedge program	(189)	(84)

Total U.S. program	(4)	(28)
International program	(1,219)	(319)

Total results of variable annuity hedge program	(1,223)	(347)
Other, net [2]	204	98

Net realized capital gains (losses), before-tax	$(910)	$(403)

[1]	Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).
[2]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains (losses) in AOCI were $133 and ($127), respectively, for the three months ended March 31, 2012 and 2011. Proceeds from sales of AFS securities totaled $12.7 billion and $7.5 billion, respectively, for the three months ended March 31, 2012 and 2011.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

Other-Than-Temporary Impairment Losses

The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2012	2011
Balance as of beginning of period	$(1,676)	$(2,072)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(12)	(28)
Securities previously impaired	(5)	(17)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	160	109
Securities due to an increase in expected cash flows	3	5

Balance as of end of period	$(1,530)	$(2,003)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

Available-for-Sale Securities

The following table presents the Company’s AFS securities by type.

	March 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$3,346	$47	$(306)	$3,087	$(6)	$3,430	$55	$(332)	$3,153	$(7)
CDOs [2]	3,351	40	(305)	3,043	(43)	2,819	16	(348)	2,487	(44)
CMBS	6,847	305	(378)	6,774	(25)	7,192	271	(512)	6,951	(31)
Corporate [2]	40,383	3,508	(562)	43,329	(2)	41,161	3,661	(739)	44,011	—
Foreign govt./govt. agencies	3,248	128	(24)	3,352	—	2,030	141	(10)	2,161	—
Municipal	12,991	914	(67)	13,838	—	12,557	775	(72)	13,260	—
RMBS	6,778	240	(423)	6,595	(108)	5,961	252	(456)	5,757	(105)
U.S. Treasuries	3,077	83	(21)	3,139	—	3,828	203	(2)	4,029	—

Total fixed maturities, AFS	80,021	5,265	(2,086)	83,157	(184)	78,978	5,374	(2,471)	81,809	(187)
Equity securities, AFS	1,001	69	(132)	938	—	1,056	68	(203)	921	—

Total AFS securities	$81,022	$5,334	$(2,218)	$84,095	$(184)	$80,034	$5,442	$(2,674)	$82,730	$(187)

[1]	Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2012 and December 31, 2011.
[2]	Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,127	$2,146
Over one year through five years	15,678	16,520
Over five years through ten years	14,566	15,712
Over ten years	27,328	29,280

Subtotal	59,699	63,658
Mortgage-backed and asset-backed securities	20,322	19,499

Total fixed maturities, AFS	$80,021	$83,157

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

	March 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$192	$159	$(33)	$1,098	$825	$(273)	$1,290	$984	$(306)
CDOs [1]	62	42	(20)	3,187	2,860	(285)	3,249	2,902	(305)
CMBS	852	803	(49)	1,955	1,626	(329)	2,807	2,429	(378)
Corporate	4,076	3,941	(135)	2,543	2,116	(427)	6,619	6,057	(562)
Foreign govt./govt. agencies	647	627	(20)	29	25	(4)	676	652	(24)
Municipal	823	799	(24)	425	382	(43)	1,248	1,181	(67)
RMBS	1,246	1,166	(80)	1,171	828	(343)	2,417	1,994	(423)
U.S. Treasuries	1,011	990	(21)	—	—	—	1,011	990	(21)

Total fixed maturities	8,909	8,527	(382)	10,408	8,662	(1,704)	19,317	17,189	(2,086)
Equity securities	206	181	(25)	400	293	(107)	606	474	(132)

Total securities in an unrealized loss	$9,115	$8,708	$(407)	$10,808	$8,955	$(1,811)	$19,923	$17,663	$(2,218)

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$629	$594	$(35)	$1,169	$872	$(297)	$1,798	$1,466	$(332)
CDOs	81	59	(22)	2,709	2,383	(326)	2,790	2,442	(348)
CMBS	1,297	1,194	(103)	2,144	1,735	(409)	3,441	2,929	(512)
Corporate [1]	4,388	4,219	(169)	3,268	2,627	(570)	7,656	6,846	(739)
Foreign govt./govt. agencies	218	212	(6)	51	47	(4)	269	259	(10)
Municipal	299	294	(5)	627	560	(67)	926	854	(72)
RMBS	415	330	(85)	1,206	835	(371)	1,621	1,165	(456)
U.S. Treasuries	343	341	(2)	—	—	—	343	341	(2)

Total fixed maturities	7,670	7,243	(427)	11,174	9,059	(2,044)	18,844	16,302	(2,471)
Equity securities	167	138	(29)	439	265	(174)	606	403	(203)

Total securities in an unrealized loss	$7,837	$7,381	$(456)	$11,613	$9,324	$(2,218)	$19,450	$16,705	$(2,674)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

As of March 31, 2012, AFS securities in an unrealized loss position, comprised of 2,458 securities, primarily related to corporate securities within the financial services sector, commercial real estate and RMBS which have experienced price deterioration. As of March 31, 2012, 78% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2012 was primarily attributable to credit spread tightening, partially offset by rising interest rates.

Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The majority of securities have a floating-rate coupon referenced to a market index where rates have declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have nor are expected to miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

Mortgage Loans

	March 31, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$6,363	$(88)	$6,275	$5,830	$(102)	$5,728

Total mortgage loans	$6,363	$(88)	$6,275	$5,830	$(102)	$5,728

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of March 31, 2012, the carrying value of mortgage loans associated with the valuation allowance was $548. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, as of March 31, 2012 and $74 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2012	2011
Balance as of January 1	$(102)	$(155)
(Additions)/Reversals	1	(3)
Deductions	13	5

Balance as of March 31	$(88)	$(153)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 65% as of March 31, 2012, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 1.95x as of March 31, 2012. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $3 and $51, respectively, as of March 31, 2012, and are not accruing income.

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality

	March 31, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$636	1.34x	$707	1.45x
65% - 80%	2,782	1.61x	2,384	1.60x
Less than 65%	2,857	2.44x	2,637	2.40x

Total commercial mortgage loans	$6,275	1.95x	$5,728	1.94x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region

	March 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$89	1.4%	$94	1.6%
Middle Atlantic	501	8.0%	508	8.9%
Mountain	125	2.0%	125	2.2%
New England	337	5.4%	294	5.1%
Pacific	1,850	29.5%	1,690	29.5%
South Atlantic	1,443	23.0%	1,149	20.1%
West North Central	16	0.3%	30	0.5%
West South Central	395	6.3%	224	3.9%
Other [1]	1,519	24.1%	1,614	28.2%

Total mortgage loans	$6,275	100.0%	$5,728	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type

	March 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$198	3.2%	$249	4.3%
Industrial	1,847	29.4%	1,747	30.5%
Lodging	92	1.5%	93	1.6%
Multifamily	1,208	19.3%	1,070	18.7%
Office	1,307	20.8%	1,078	18.8%
Retail	1,369	21.8%	1,234	21.5%
Other	254	4.0%	257	4.6%

Total mortgage loans	$6,275	100.0%	$5,728	100.0%

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

	March 31, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$484	$460	$21	$491	$471	$29
Investment fund [4]	100	—	101	—	—	—
Limited partnerships	7	1	6	7	—	7

Total	$591	$461	$128	$498	$471	$36

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.
[2]	The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.
[3]	Total assets included in fixed maturities, AFS, and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets.
[4]	Total assets included in fixed maturities, AFS, and short-term investments in the Company’s Condensed Consolidated Balance Sheets.

CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment fund represents a wholly-owned fixed income fund established in 2012 for which the Company has exclusive management and control including management of investment securities which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.

Non-Consolidated VIEs

The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $27 and $25, respectively as of March 31, 2012 and $28 and $28, respectively, as of December 31, 2011. Additionally, the Company has a maximum exposure to loss of $3 as of March 31, 2012 and December 31, 2011, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report.

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

Dollar Roll Agreements

The Company entered into a dollar roll agreement during the three months ended March 31, 2012. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at specified time in the future. The Company accounts for the dollar roll transactions as collateralized borrowings and, accordingly, retains the mortgage-backed securities within fixed maturities. Transaction proceeds were invested in short-term investments with the obligation to repurchase the mortgage-backed securities recorded in Other Liabilities. The Company did not reinvest the cash collateral associated with the dollar roll agreement as of March 31, 2012. Securities sold under agreement to repurchase were $346 as of March 31, 2012.

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

Cash flow hedges

Interest rate swaps

Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed maturity securities. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities. The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities. These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

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

Non-qualifying strategies

Interest rate swaps, swaptions, caps, floors, and futures

The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2012 and December 31, 2011, the notional amount of interest rate swaps in offsetting relationships was $7.8 billion.

Foreign currency swaps and forwards

The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.

Japan 3Win foreign currency swaps

Prior to the second quarter of 2009, The Company offered certain variable annuity products with a guaranteed minimum income benefit (“GMIB”) rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary, which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

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

U.S GMWB product derivatives

The Company currently offers certain variable annuity products with a GMWB rider in the U.S. The GMWB is a bifurcated embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB.

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

The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Customized swaps	$8,760	$8,389	$239	$385
Equity swaps, options, and futures	5,695	5,320	329	498
Interest rate swaps and futures	4,834	2,697	(43)	11

Total	$19,289	$16,406	$525	$894

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

The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	5,458	6,760	173	357

Total	$5,458	$6,819	$173	$357

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

The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Currency forwards [1]	$12,713	$8,622	$(105)	$446
Currency options	10,135	7,357	83	127
Equity futures	2,784	3,835	—	—
Equity options	2,872	1,565	142	74
Equity swaps	1,287	392	4	(8)
Interest rate futures	531	739	—	—
Interest rate swaps and swaptions	14,893	11,216	77	111

Total	$45,215	$33,726	$201	$750

[1]	As of March 31, 2012 and December 31, 2011 net notional amounts are $4.7 billion and $7.2 billion, respectively, which include $8.7 billion and $7.9 billion, respectively, related to long positions and $4.0 billion and $0.7 billion, respectively, related to short positions.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

Derivative Balance Sheet Classification

The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. For reporting purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $2.5 billion and $3.2 billion as of March 31, 2012, and December 31, 2011, respectively. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Cash flow hedges
Interest rate swaps	$8,646	$8,652	$180	$329	$204	$329	$(24)	$—
Foreign currency swaps	285	291	2	6	26	30	(24)	(24)

Total cash flow hedges	8,931	8,943	182	335	230	359	(48)	(24)

Fair value hedges
Interest rate swaps	1,226	1,007	(65)	(78)	2	—	(67)	(78)
Foreign currency swaps	185	677	71	(39)	71	63	—	(102)

Total fair value hedges	1,411	1,684	6	(117)	73	63	(67)	(180)

Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	9,614	10,144	(562)	(583)	393	531	(955)	(1,114)
Foreign exchange contracts
Foreign currency swaps and forwards	393	380	(16)	(12)	5	6	(21)	(18)
Japan 3Win foreign currency swaps	2,054	2,054	3	184	15	184	(12)	—
Japanese fixed annuity hedging instruments	1,933	1,945	364	514	371	540	(7)	(26)
Credit contracts
Credit derivatives that purchase credit protection	1,368	1,721	3	36	27	56	(24)	(20)
Credit derivatives that assume credit risk [1]	3,001	2,952	(511)	(648)	7	2	(518)	(650)
Credit derivatives in offsetting positions	8,645	8,189	(51)	(57)	122	164	(173)	(221)
Equity contracts
Equity index swaps and options	550	1,501	24	27	39	40	(15)	(13)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	33,227	34,569	(1,683)	(2,538)	—	—	(1,683)	(2,538)
U.S. GMWB reinsurance contracts	6,872	7,193	308	443	308	443	—	—
U.S. GMWB hedging instruments	19,289	16,406	525	894	670	1,022	(145)	(128)
U.S. macro hedge program	5,458	6,819	173	357	173	357	—	—
International program product derivatives [2]	2,694	2,710	(38)	(71)	—	—	(38)	(71)
International program hedging instruments	45,215	33,726	201	750	642	887	(441)	(137)
Other
Contingent capital facility put option	500	500	27	28	27	28	—	—

Total non-qualifying strategies	140,813	130,809	(1,233)	(676)	2,799	4,260	(4,032)	(4,936)

Total cash flow hedges, fair value hedges, and non-qualifying strategies	$151,155	$141,436	$(1,045)	$(458)	$3,102	$4,682	$(4,147)	$(5,140)

Balance Sheet Location
Fixed maturities, available-for-sale	$703	$703	$(43)	$(72)	$—	$—	$(43)	$(72)
Other investments	50,201	60,227	1,193	2,331	1,748	3,165	(555)	(834)
Other liabilities	57,368	35,944	(768)	(538)	1,046	1,074	(1,814)	(1,612)
Consumer notes	35	35	(4)	(4)	—	—	(4)	(4)
Reinsurance recoverables	6,872	7,193	308	443	308	443	—	—
Other policyholder funds and benefits payable	35,976	37,334	(1,731)	(2,618)	—	—	(1,731)	(2,618)

Total derivatives	$151,155	$141,436	$(1,045)	$(458)	$3,102	$4,682	$(4,147)	$(5,140)

[1]	The derivative instruments related to this strategy are held for other investment purposes.
[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

Change in Notional Amount

The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•

The net notional amount related to the international program hedging instruments as of March 31, 2012, was $37.2 billion and consisted of $41.2 billion of long positions and $4.0 billion offsetting short positions. The net notional amount as of December 31, 2011, was $32.3 billion and consisted of $33.0 billion of long positions and $0.7 billion offsetting short positions. The increase in net notional of $4.9 billion primarily resulted from an increase in foreign currency denominated interest rate swaps and swaptions.

•	The U.S. macro hedge program notional decreased $1.4 billion primarily due to the expiration of certain out of the money options in January of 2012.

Change in Fair Value

The net decrease in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•

The fair value related to the international program hedging instruments decreased as a result of depreciation of the yen in relation to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•

The increase in the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of an improvement in equity markets, lower equity volatility, favorable policyholder behavior, and a general increase in long-term interest rates.

•

The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to the U.S. dollar strengthening in comparison to the Japanese yen and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

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

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships For The Three Months Ended March 31,

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011	2012	2011
Interest rate swaps	$(33)	$(66)	$—	$(2)
Foreign currency swaps	(5)	—	—	—

Total	$(38)	$(66)	$—	$(2)

Derivatives in Cash Flow Hedging Relationships For The Three Months Ended March 31,

	Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2012	2011
Interest rate swaps	Net realized capital gain/(loss)	$5	$2
Interest rate swaps	Net investment income	36	32
Foreign currency swaps	Net realized capital gain/(loss)	3	5

Total		$44	$39

As of March 31, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $120. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years.

During the three months ended March 31, 2012 and 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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

The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Derivative		Hedge Item
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Interest rate swaps
Net realized capital gain/(loss)	$11	$10	$(10)	$(9)
Foreign currency swaps
Net realized capital gain/(loss)	9	14	(9)	(14)
Benefits, losses and loss adjustment expenses	(3)	(8)	3	8

Total	$17	$16	$(16)	$(15)

[1]	The amounts presented do not include the periodic net coupon settlements of the derivative or the coupon income (expense) related to the hedged item. The net of the amounts presented represents the ineffective portion of the hedge.

Non-qualifying Strategies

For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Derivatives Used in Non-Qualifying Strategies

Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended March 31,
	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$2	$5
Foreign exchange contracts
Foreign currency swaps and forwards	(5)	(5)
Japan 3Win foreign currency swaps [1]	(181)	(58)
Japanese fixed annuity hedging instruments [2]	(128)	(62)
Credit contracts
Credit derivatives that purchase credit protection	(36)	(17)
Credit derivatives that assume credit risk	149	19
Equity contracts
Equity index swaps and options	(19)	—
Variable annuity hedge program
U.S. GMWB product derivatives	896	348
U.S. GMWB reinsurance contracts	(143)	(65)
U.S. GMWB hedging instruments	(568)	(227)
U.S. macro hedge program	(189)	(84)
International program product derivatives	35	16
International program hedging instruments	(1,254)	(335)
Other
Contingent capital facility put option	(2)	(2)

Total	$(1,443)	$(467)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $118 and $42 for the three months ended March 31, 2012 and 2011, respectively.
[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $157 and $53 for the three months ended March 31, 2012 and 2011, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

For the three months ended March 31, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•

The net loss associated with the international program hedging instruments was primarily driven by depreciation of the yen in relation to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•	The net loss on the U.S. macro hedge program was primarily driven by an increase in the domestic equity market and lower equity market volatility.

•

The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of lower equity and interest rate volatility, favorable policyholder behavior, and a general increase in long-term interest rates.

•

The net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

For the three months ended March 31, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•

The net loss associated with the international program hedging instruments was primarily due to weakening of the Japanese yen, higher global and domestic equity markets valuation and lower implied market volatility.

•

The net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen, partially offset by an increase in long-term U.S. interest rates.

•

The gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives was primarily a result of lower implied market volatility and a general increase in long-term interest rates.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2012 and December 31, 2011.

As of March 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,693	$(12)	3 years	Corporate Credit/ Foreign Gov.	A	$1,424	$(29)
Below investment grade risk exposure	160	(2)	2 years	Corporate Credit	BB-	144	(5)
Basket credit default swaps [4]
Investment grade risk exposure	3,866	(6)	3 years	Corporate Credit	BBB+	2,229	—
Investment grade risk exposure	525	(80)	5 years	CMBS Credit	A	525	80
Below investment grade risk exposure	555	(465)	3 years	Corporate Credit	BBB	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	500	441	5 years	Corporate Credit	BB+	—	—

Total	$7,324	$(100)				$4,322	$46

As of December 31, 2011

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,628	$(34)	3 years	Corporate Credit/ Foreign Gov.	A+	$1,424	$(15)
Below investment grade risk exposure	170	(7)	2 years	Corporate Credit	BB-	144	(5)
Basket credit default swaps [4]
Investment grade risk exposure	3,645	(92)	3 years	Corporate Credit	BBB+	2,001	29
Investment grade risk exposure	525	(98)	5 years	CMBS Credit	BBB+	525	98
Below investment grade risk exposure	553	(509)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	500	411	5 years	Corporate Credit	BB+	—	—

Total	$7,046	$(305)				$4,094	$107

[1]	The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
[2]	Notional amount is equal to the maximum potential future loss amount. There is no specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.
[3]	The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.
[4]	Includes $4.4 billion and $4.2 billion as of March 31, 2012 and December 31, 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $553 as of both March 31, 2012 and December 31, 2011 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Deferred Policy Acquisition Costs and Present Value of Future Profits

The Company capitalizes policy acquisition costs that are directly related to the successful acquisition of new and renewal insurance contracts in accordance with ASU No. 2010-26. On January 1, 2012, the Company adopted ASU No. 2010-26 as further discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. As a result of this change in accounting policy, deferred policy acquisition costs and present value of future profits as of January 1, 2011 decreased by approximately $2.4 billion from $9.9 billion, as previously reported.

Changes in the DAC balance are as follows:

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period, as currently reported	$6,556	$7,473
Deferred Costs	439	421
Amortization – DAC	(445)	(488)
Amortization – Unlock benefit, pre-tax	124	38
Adjustments to unrealized gains and losses on securities available-for-sale and other	(21)	48
Effect of currency translation	(76)	(32)

Balance, end of period	$6,577	$7,460

The Unlock benefit, pre-tax for the three months ended March 31, 2012 and 2011 was driven by actual separate account returns being above our aggregated estimated returns.

7.	Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits

Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	56	33	24
Paid	(50)	(53)	—
Unlock	(134)	(139)	11
Currency translation adjustment	—	(61)	—

Liability balance as of March 31, 2012	$976	$755	$263

Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	35	2	(3)
Paid	(33)	(7)	—
Unlock	(72)	13	—
Currency translation adjustment	—	(3)	—

Reinsurance recoverable asset, as of March 31, 2012	$654	$45	$19

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	57	31	13
Paid	(51)	(40)	—
Unlock	(55)	(17)	—
Currency translation adjustment	—	(14)	—

Liability balance as of March 31, 2011	$1,004	$656	$126

Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	34	1	2
Paid	(35)	—	—
Unlock	(29)	4	—
Currency translation adjustment	—	(1)	—

Reinsurance recoverable asset, as of March 31, 2011	$656	$40	$32

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB and GMIB exposure as of March 31, 2012:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type

Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$21,849	$4,352	$907	69
With 5% rollup [2]	1,567	398	124	69
With Earnings Protection Benefit Rider (“EPB”) [3]	5,618	680	87	65
With 5% rollup & EPB	615	135	29	68

Total MAV	29,649	5,565	1,147
Asset Protection Benefit (“APB”) [4]	23,135	1,522	988	66
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	1,153	47	47	64
Reset [6] (5-7 years)	3,343	165	163	68
Return of Premium (“ROP”) [7]/Other	22,950	425	405	66

Subtotal U.S. GMDB	80,230	7,724	2,750	67
Less: General Account Value with U.S. GMDB	7,335

Subtotal Separate Account Liabilities with GMDB	72,895
Separate Account Liabilities without U.S. GMDB	79,507

Total Separate Account Liabilities	$152,402

Japan GMDB [9], [11]	$29,396	$7,580	$6,469	70
Japan GMIB [9], [11]	$27,350	$4,785	$4,785	70

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 (adjusted for withdrawals).
[2]	Rollup GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 or 100% of adjusted premiums.
[3]	EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.
[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).
[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.
[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 (adjusted for withdrawals).
[7]	ROP GMDB is the greater of current AV or net premiums paid.
[8]	AV includes the contract holder’s investment in the separate account and the general account.
[9]	GMDB includes a ROP and MAV (before age 80) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10, 15 or 20 years. The GRB related to the Japan GMIB was $31.4 billion and $34.1 billion as of March 31, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $646 as of March 31, 2012 and $701 as of December 31, 2011. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2012, 55 % of the GMDB RNAR and 69% of the GMIB NAR is reinsured to a Hartford affiliate.
[10]	NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline. Additionally Japan’s NAR and RNAR are highly sensitive to currency movements and increase when the Yen strengthens.
[11]	Policies with a guaranteed living benefit (GMIB in Japan) also have a guaranteed death benefit. The NAR for each benefit is shown in the table above, however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of March 31, 2012	As of December 31, 2011
Equity securities (including mutual funds)	$65,862	$61,472
Cash and cash equivalents	7,033	7,516

Total	$72,895	$68,988

As of March 31, 2012 and December 31, 2011, approximately 16% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 83%, respectively, were invested in equity securities.

See Note 4 for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Sales Inducements

Changes in deferred sales inducement activity were as follows for the three months ended March 31:

	2012	2011
Balance, January 1	$434	$459
Sales inducements deferred	1	4
Amortization—Unlock	5	3
Amortization charged to income	(10)	(9)

Balance, March 31	$430	$457

9.	Commitments and Contingencies

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

Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages. The Company has not yet answered the complaint or asserted its defenses, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.

Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO disputes the allegations and has filed a partial motion to dismiss.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments and Contingencies (continued)

Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The district court gave final approval to the settlement in March 2012. An objector has noticed an appeal to the Third Circuit; management believes that the possibility that the settlement will be overturned on appeal is remote. Following the settlement, only three non-class action lawsuits remain. Management believes that the possibility of a material adverse outcome with respect to these lawsuits, when considered separately or in the aggregate, is remote.

Investment and Savings Plan ERISA and Shareholder Securities Class Action Litigation – In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. In February 2011, the parties reached an agreement in principle to settle on a class basis for an immaterial amount. The district court gave final approval to the settlement in April 2012.

Asbestos and Environmental Claims – As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2011 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Commitments and Contingencies (continued)

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2012, is $701. Of this $701 the legal entities have posted collateral of $687 in the normal course of business. Based on derivative market values as of March 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $28 to be posted as collateral. Based on derivative market values as of March 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $41 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $4.7 billion with a corresponding fair value of $77 as of March 31, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of March 31, 2012 these counterparties would owe the Company the derivatives fair value of $77. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the remaining two counterparties.

10.	Employee Benefit Plans

Components of Net Periodic Benefit Cost

Total net periodic benefit cost for the three months ended March 31, 2012 and 2011 includes the following components:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Service cost	$26	$28	$1	$1
Interest cost	63	64	5	5
Expected return on plan assets	(78)	(74)	(3)	(4)
Amortization of prior service credit	(2)	(2)	—	—
Amortization of actuarial loss	53	37	—	—

Net periodic benefit cost	$62	$53	$3	$2

11.	Stock Compensation Plans

The Company’s stock-based compensation plans include The Hartford 2010 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan. For a description of these plans, see Note 18 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report.

Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation.

	Three Months Ended March 31,
	2012	2011
Stock-based compensation plans expense	$40	$22
Income tax benefit	(14)	(8)

Total stock-based compensation plans expense, after-tax	$26	$14

In 2010 and 2009, the Company issued awards that will ultimately be settled in cash. As a result, these awards are re-measured at the end of each reporting period until settlement. The net stock-based compensation plans expense recognized during the three months ended March 31, 2012 was a result of an increase in the Company’s share price during the reporting period.

The Company did not capitalize any cost of stock-based compensation. As of March 31, 2012, the total compensation cost related to non-vested awards not yet recognized was $127, which is expected to be recognized over a weighted average period of 2.3 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Discontinued Operations

The following table presents the combined amounts related to the operations of Federal Trust Corporation and Specialty Risk Services, which have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations. For further explanation of the Company’s discontinued operations refer to Note 20 of the Notes to Consolidated Financial Statements in The Hartford’s 2011 Form 10-K Annual Report.

	Three Months Ended March 31,
	2012	2011
Revenues
Net investment income	$—	$8
Net realized capital gains (losses)	—	(4)
Other revenues	—	47

Total revenues	—	51
Benefits, losses and expenses
Insurance operating costs and other expenses	2	32

Total benefits, losses and expenses	2	32
Income (loss) before income taxes	(2)	19
Income tax expense (benefit)	(1)	7

Income (loss) from operations of discontinued operations, net of tax	(1)	12
Net realized capital gain on disposal, net of tax	—	150

Income (loss) from discontinued operations, net of tax	$(1)	$162

13.	Goodwill

The carrying value of goodwill allocated to reporting units is as follows:

	March 31, 2012				December 31, 2011
	Gross	Accumulated Impairments	Discontinued Operations	Carrying Value	Gross	Accumulated Impairments	Discontinued Operations [1]	Carrying Value
Commercial Markets
Property & Casualty Commercial	$30	$(30)	$—	$—	$30	$(30)	$—	$—
Consumer Markets	119	—	—	119	119	—	—	119
Wealth Management
Individual Life	224	—	—	224	224	—	—	224
Retirement Plans	87	—	—	87	87	—	—	87
Mutual Funds	159	—	—	159	159	—	—	159

Total Wealth Management	470		—	470	470	—	—	470
Corporate	772	(355)	—	417	787	(355)	(15)	417

Total Goodwill	$1,391	$(385)	$—	$1,006	$1,406	$(385)	$(15)	$1,006

[1]	Represents goodwill written off related to Federal Trust Corporation which is currently recorded in discontinued operations.

During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed an interim impairment test during the first quarter of 2012 for these two reporting units which resulted in no impairment of goodwill. Retirement Plans passed the first step of the interim goodwill impairment test with a significant margin. Individual Life passed the first step of the interim goodwill impairment test with a margin of less than 10% between the fair value and book value of the reporting unit as of February 29, 2012. The Company will continue to monitor the impact to fair value from certain assumptions such as product sales and lapse rates which may be more sensitive following the announcement of its decision and from information developed through the effort to market the reporting units.

The fair value of the Individual Life reporting unit is based on discounted cash flows using earnings projections on in force business and product sales. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, product sales, earnings projections or the weighted average cost of capital.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Debt

Senior Notes

On April 5, 2012, the Company issued $1.55 billion aggregate principal amount of senior notes. The issuance consisted of $325 of 4.000% senior notes due 2017, $800 of 5.125% senior notes due 2022 and $425 of 6.625% senior notes due 2042 (collectively, the “Senior Notes”) for net proceeds of approximately $1.5 billion, after deducting underwriting discounts and offering expenses. The Senior Notes bear interest at their respective rate, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2012.

Junior Subordinated Debentures

On April 17, 2012, the Company (i) repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz SE (“Allianz”) (the “10% Debentures”) for $2.125 billion (plus a payment by the Company of unpaid interest on the 10% Debentures) and (ii) settled the repurchase of the Series B and Series C warrants held by Allianz to purchase shares of the Company’s common stock, see Note 15. In addition, the 10% Debentures replacement capital covenant (the “10% Debentures RCC”) was terminated on April 12, 2012 with the consent of the holders of a majority in aggregate principal amount of the Company’s outstanding 6.1% senior notes due 2041. Upon closing, the Company recognized a loss on extinguishment in the second quarter of 2012 of approximately $600, after-tax, representing the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction. On April 5, 2012, the Company issued $600 aggregate principal amount of 7.875% fixed-to-floating rate junior subordinated debentures due 2042 (the “Debentures”) for net proceeds of approximately $586, after deducting underwriting discounts and offering expenses. The Company financed the repurchase of the 10% Debentures through the issuance of the Senior Notes and the Debentures.

The Debentures bear interest from the date of issuance to but excluding April 15, 2022 at an annual rate of 7.875%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on July 15, 2012, to and including April 15, 2022. Commencing on April 15, 2022 the Debentures bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 5.596%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on July 15, 2022. The Company has the right, on one or more occasions, to defer the payment of interest on the Debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the Debentures. If the Company defers interest payments on the Debentures, the Company generally may not make payments on or redeem or purchase any shares of its capital stock or any of its debt securities or guarantees that rank upon liquidation, dissolution or winding up equally with or junior to the Debentures, subject to certain limited exceptions.

The Company may elect to redeem the Debentures in whole at any time or in part from time to time on or after April 15, 2022, at a redemption price equal to the principal amount of the Debentures being redeemed plus accrued and unpaid interest to but excluding the date of redemption. If the Debentures are not redeemed in whole, at least $25 aggregate principal amount of the Debentures must remain outstanding after giving effect to such redemption. The Debentures may be redeemed in whole at any time prior to April 15, 2022, within 90 days of the occurrence of a tax event or rating agency event, at a redemption price equal to the greater of (i) the principal amount of the Debentures being redeemed, or (ii) the present value of the (a) outstanding principal and (b) remaining scheduled payments of interest that would have been payable from the redemption date to and including April 15, 2022 on the Debentures to be redeemed (not including any portion of such payments of interest accrued and unpaid to but excluding the redemption date), discounted from their respective interest payment dates to but excluding the redemption date at a discount rate equal to the Treasury Rate plus a spread of 0.700%, in each case, plus accrued and unpaid interest to but excluding the redemption date.

The Debentures are unsecured, subordinated and junior in right of payment and upon liquidation to all of the Company’s existing and future senior indebtedness. In addition, the Debentures are effectively subordinated to all of the Company’s subsidiaries’ existing and future indebtedness and other liabilities, including obligations to policyholders. The Debentures do not limit the Company’s or the Company’s subsidiaries’ ability to incur additional debt, including debt that ranks senior in right of payment and upon liquidation to the Debentures.

The Debentures rank equally in right of payment and upon liquidation with (i) any indebtedness the terms of which provide that such indebtedness ranks equally with the Debentures, including guarantees of such indebtedness, (ii) the Company’s existing 8.125% fixed-to-floating rate junior subordinated debentures due 2068 (the “8.125% Debentures”), (iii) the Company’s Income Capital Obligation Notes due 2067, issuable pursuant to the Junior Subordinated Indenture, dated as of February 12, 2007, between us and Wilmington Trust Company (the “ICON securities”), (iv) our trade accounts payable, and (v) any of our indebtedness owed to a person who is our subsidiary or employee.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt (continued)

Revolving Credit Facility

In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth, as defined. In the first quarter of 2012, the minimum level of consolidated net worth was reduced by approximately $1.1 billion, after-tax from $16.0 billion as of December 31, 2011 to $14.9 billion as of March 31, 2012 following the adoption of a new DAC accounting standard during the quarter. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of March 31, 2012, the Company was in compliance with all financial covenants under the Credit Facility.

15.	Equity

During the first quarter of 2012, the Company repurchased 2.6 million common shares, or $42, through its existing $500 equity repurchase program authorized on July 27, 2011 (the “repurchase program”).

On March 30, 2012 the Company repurchased all of the outstanding Series B and Series C warrants (collectively, the “warrants”) held by Allianz for $300. These warrants authorized Allianz to purchase 69,351,806 shares of the Company’s common stock at a current exercise price of $25.23 per share. The repurchase was settled on April 17, 2012 and funded through the repurchase program, resulting in remaining authorized repurchases under this program of approximately $106.

16.	Subsequent Event

On April 23, 2012, the Company amended The Hartford Retirement Plan for US Employees, its non-contributory, tax qualified defined benefit pension plan, to freeze participation and benefit accruals. The freeze will be effective December 31, 2012. Compensation earned by employees up to December 31, 2012 shall be used for purposes of calculating benefits under the Plan but there will be no future benefit accruals after this date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The Company also amended and froze The Harford Excess Pension Plan, its non-qualified excess benefit plan for certain highly compensated employees. As a result of the amendment to freeze these plans, The Hartford will re-measure the benefit obligations of the affected plans effective April 30, 2012, which will be recorded in the second quarter of 2012. A curtailment of benefits occurs because the amendment eliminates all future service for active employees in the pension plans. Accordingly, the Company will recognize an after-tax curtailment gain of $7 during the second quarter of 2012, which is the remaining unamortized prior service cost at December 31, 2012.

Effective January 1, 2013, The Company will increase benefits under The Hartford’s Investment and Savings Plan, its defined contribution 401(k) savings plan, and The Hartford Excess Savings Plan. The Company contribution will be increased to include a 2% non-elective contribution and dollar for dollar matching contribution up to 6% of eligible compensation contributed by the employee each pay period. The plan will qualify for a “safe harbor” from annual discrimination testing. Currently, contributions are matched, up to 3% of base salary, by the Company. Additionally, in 2011, employees who had earnings of less than $110,000 in the preceding year received a contribution of 1.5% of base salary and employees who had earnings of $110,000 or more in the preceding year received a contribution of 0.5% of base salary.

Also, on April 23, 2012 the Company amended its postretirement medical, dental and life insurance coverage plans for all current employees who retire on or after January 1, 2014. As a result of the amendment to freeze these plans, The Company will re-measure the benefit obligations of the affected plans as of April 30, 2012, which will be recorded in the second quarter of 2012. A curtailment of benefits occurs because the amendments eliminate all future service for active employees. Accordingly, the Company will recognize an after-tax curtailment gain of less than $1, during the second quarter of 2012, which is the remaining unamortized prior service cost at April 30, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Dollar amounts in millions except share data unless otherwise stated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2012, compared with December 31, 2011, and its results of operations for the three months ended March 31, 2012, compared to the equivalent 2011 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2011 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Also, prior period amounts have been retrospectively reclassified to reflect discontinued operations, see Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on discontinued operations.

On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard. For further information regarding the effect of adoption of this accounting standard, see Note 1 and Note 6 of the Notes to Condensed Consolidated Financial Statements.

The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended
	March 31,
	2012	2011	Change
Earned premiums	$3,442	$3,519	(2%)
Fee income	1,134	1,209	(6%)
Net investment income:
Securities available-for-sale and other	1,070	1,108	(3%)
Equity securities, trading [1]	2,866	803	NM

Total net investment income	3,936	1,911	106%
Net realized capital gains (losses)	(910)	(403)	(126%)
Other revenues	59	64	(8%)

Total revenues	7,661	6,300	22%
Benefits, losses and loss adjustment expenses	3,038	3,178	(4%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	2,864	803	NM
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	321	450	(29%)
Insurance operating costs and other expenses	1,312	1,354	(3%)
Interest expense	124	128	(3%)

Total benefits, losses and expenses	7,659	5,913	30%
Income from continuing operations before income taxes	2	387	(99%)
Income tax expense (benefit)	(95)	48	NM

Income from continuing operations, net of tax	97	339	(71%)
Income (loss) from discontinued operations, net of tax	(1)	162	NM

Net income	$96	$501	(81%)

Supplemental Operating Data

Income from continuing operations, net of tax, available to common shareholders per diluted common share	$0.19	$0.67	(72%)
Net income available to common shareholders per diluted common share	0.18	0.99	(82%)
Total revenues, excluding net investment income on equity securities, trading	4,795	5,497	(13%)

	March 31,	December 31,
Summary of Financial Condition	2012	2011
Total assets	$310,548	$302,609
Total investments, excluding equity securities, trading	102,878	104,449
Total stockholders’ equity	21,274	21,486

[1]	Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended March 31,
Net income (loss) by segment	2012	2011	Increase (Decrease) From 2012 to 2011
Property & Casualty Commercial	$189	$323	$(134)
Group Benefits	18	11	7

Commercial Markets	207	334	(127)
Consumer Markets	108	108	—
Individual Annuity	198	143	55
Individual Life	19	18	1
Retirement Plans	18	5	13
Mutual Funds	20	28	(8)

Wealth Management	255	194	61
Life Other Operations	(405)	(70)	(335)
Property & Casualty Other Operations	27	21	6
Corporate	(96)	(86)	(10)

Total net income (loss)	$96	$501	$(405)

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The decrease in net income from 2011 to 2012 was primarily due to the following items:

•

Net realized capital losses increased primarily due the results of the international variable annuity hedge program. The losses resulted from weakening of the yen and rising equity markets, as certain hedge assets are used to hedge liabilities that are not carried at fair value. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

•

Income (loss) from discontinued operations, net of tax, decreased, primarily due to the realized capital gain on the sale of Specialty Risk Services of $150, after-tax, in the first quarter of 2011. This gain was recorded in the Property & Casualty Commercial segment’s net income.

Partially offsetting the decrease in net income were the following items:

•

An increase in the Unlock benefit to $214, after-tax, in 2012 from $57, after-tax, in 2011. The Unlock benefit in both periods was driven by actual separate account returns being above our aggregated estimated returns. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•

Income tax expense in 2012 includes a valuation allowance benefit of $20 compared to a benefit of $2 in 2011. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal Statutory rate to the provision for income taxes.

See the segment sections of MD&A for a discussion on their respective performances.

OUTLOOKS

The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on pages 3-4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2011 Form 10-K Annual Report.

Overview

In the first quarter of 2012, The Hartford concluded an evaluation of its strategy and business portfolio deciding to focus on its property and casualty and group benefits businesses of the Commercial Markets and Consumer Markets divisions, and the mutual funds business of the Wealth Management division. This focus is expected to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility. As a result, in the second quarter of 2012, the Company placed its existing Individual Annuity business into runoff and will pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary. In addition, the Company entered into an agreement to sell its individual annuity new business capabilities to a third party. Effective May 1, 2012, all new annuity policies sold by the Company will be reinsured to a third party. The Company will cease the sale of annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.

The performance of The Hartford’s insurance protection and asset accumulation businesses may be adversely impacted due to slow economic and employment expansion where customers may change their levels of insurance and/or savings based on anticipated economic conditions. In addition, the performance of The Hartford’s divisions is subject to uncertainty due to capital market conditions, which impact the earnings of its asset management businesses and valuations and earnings in its investment portfolio. The current and future interest rate environment also affects the performance of the Company’s divisions. A sustained low interest rate environment would result in lower net investment income, lower estimated gross profits on certain Wealth Management products, lower margins and increased pension expense.

Commercial Markets

Commercial Markets focuses on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In Property & Casualty Commercial, improving market conditions are expected to continue, which should enable the Company to achieve price increases, while a slowly recovering economy is anticipated to drive an increase in insurance exposures. As such, written premium increased 3% in the first quarter of 2012 and the Company expects low to mid single-digit written premium growth for the full year. This growth reflects the combination of our current market position, a broadening of underwriting expertise focused on selected industries, a leveraging of the payroll model, and numerous initiatives launched in the past several years. More specifically, this growth is anticipated to be driven by continued momentum in small commercial, including programs aimed at growing total policy counts, the rollout of new product enhancements and the continued expansion of ease of doing business technology, while management expects middle market and specialty growth to be tempered as a result of pricing actions taken to restore returns to adequate levels. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to remain in the mid to upper 90s for full year 2012 as compared to the 97.3% achieved in 2011. Earned price increases are expected to flow through the book, while loss costs are not expected to change dramatically. In Group Benefits, premiums declined in the first quarter of 2012 and are expected to decline for the full year, as compared to 2011, reflecting the competitive environment coupled with pricing actions implemented with the goal of improving profitability. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company’s products will expand. The Company believes that this combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services. The Company expects Group Benefits’ loss ratio to remain elevated for full year 2012 given the expectation of persistent heightened disability incidence, lower claim terminations and higher severity.

Consumer Markets

The Company expects written premium to decline for full year 2012, as compared to 2011, including a decrease in AARP direct and in business sold through independent agents other than to AARP members. Despite an improvement in policy retention in the first quarter of 2012 and an expected further increase in new business in 2012, management expects that non-renewed premium will exceed new business in 2012 resulting in an overall decline in written premium. In 2012, management expects it will sustain its improvement in policy retention but that retention will continue to be affected by the impact of renewal written pricing increases in a price sensitive market. Within the Agency channel, policy retention will also be affected by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. The Company expects new business to continue to increase in 2012, primarily driven by AARP member business, both direct and through independent agents, as well as new business from affinities other than AARP and other targeted consumer direct marketing. New business is expected to benefit from the recent rollouts of the Open Road Advantage and the Hartford Home Advantage products. Management expects that the combined ratio before catastrophes and prior accident year development will be flat to slightly lower for full year 2012, as compared to the 91.9% achieved in 2011, as an improvement in the current accident year loss and loss adjustment expense ratio before catastrophes will be largely offset by an expected increase in the underwriting expense ratio. For both auto and home, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve during 2012, driven by earned pricing increases and lower claim frequency, partially offset by an expected increase in average claim severity. While management expects that industry non-catastrophe claim frequency will be relatively flat to slightly increasing throughout 2012, management expects The Hartford will have slightly lower claim frequency given its continued shift to a more preferred book of business.

Wealth Management

In light of The Hartford’s strategic review, Wealth Management currently focuses on growing the Mutual Fund business and pursuing sales or other strategic alternatives for Individual Life and Retirement Plans. During April 2012, the Company entered into an agreement to sell the individual annuity new business capabilities to a third party and placed this business into runoff. Effective May 1, 2012, all new annuity policies will be fully reinsured to the third party. This reinsurance agreement will remain in place through the close of the transaction which is expected to be mid 2013. The Hartford will continue to manage, service and meet all obligations under existing annuity contracts. Our focus is on mitigating and isolating the risks of the in-force annuities. Our Mutual Fund business has been offering new funds to improve our participation in asset classes where we see potential growth opportunities. In addition, the Company has partnered with Wellington Management Company, LLP (“Wellington Management”) to serve as the sole sub-advisor for The Hartford’s non-proprietary mutual funds and certain proprietary fixed income funds. Due to the Company’s recent announcement and certain actions taken by ratings agencies, we expect a decline in Individual Life sales for the full year, as compared to 2011, and certain distributers have suspended sales of our products. Retirement Plans is focused on customer retention as well as preserving the value of the business. The Hartford seeks to maximize the business value of its Individual Life and Retirement Plans businesses and its Woodbury financial Services Broker-Dealer as we pursue sales or other strategic alternatives for these businesses.

Runoff Operations

The Runoff Operations division consists of Life Other Operations and Property & Casualty Other Operations. The objective of the Runoff Operations division is to focus on managing profitability, improving capital efficiency and effectiveness, and limiting and managing risk associated with the businesses residing in the division with the ultimate objective of isolating or separating these risks from the ongoing businesses of the Company. Life Other Operations consists of the Hartford’s international variable annuity business, institutional annuities business and Private Placement Life Insurance business. The international variable annuity business within Life Other Operations will continue to be a significant driver of earnings variability as a result of the hedge program associated with the Company’s international annuities. This hedge program generates mark to market gains and losses while the underlying liabilities being hedged are primarily not marked to market resulting in unpredictable earnings volatility period to period. Property & Casualty Other Operations is focused on managing our asbestos, environmental and other legacy liabilities. The results of the annual ground up studies of asbestos and environmental reserves will be the primary driver impacting the results for this segment.

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

Reserve Roll Forwards and Development

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033

Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,027	574	—	1,601
Current accident year catastrophes	32	39	—	71
Prior accident years	20	(55)	6	(29)

Total provision for unpaid losses and loss adjustment expenses	1,079	558	6	1,643
Payments	(1,031)	(656)	(104)	(1,791)

Ending liabilities for unpaid losses and loss adjustment expenses, net	13,142	1,954	3,273	18,369
Reinsurance and other recoverables	2,366	8	681	3,055

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,508	$1,962	$3,954	$21,424

Earned premiums	$1,557	$909
Loss and loss expense paid ratio [1]	66.2	72.2
Loss and loss expense incurred ratio	69.3	61.4
Prior accident years development (pts) [2]	1.3	(6.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.
[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2012

Included within prior accident years development for the three months ended March 31, 2012 were the following reserve strengthenings (releases):

Three Months Ended March 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$12	$(30)	$—	$(18)
Homeowners	—	(5)	—	(5)
Professional liability	9	—	—	9
Package business	(16)	—	—	(16)
Workers’ compensation	8	—	—	8
General liability	(16)	—	—	(16)
Fidelity and surety	1	—	—	1
Commercial property	(10)	—	—	(10)
Net environmental reserves	—	—	5	5
Change in workers’ compensation discount, including accretion	29	—	—	29
Catastrophes	3	(14)	—	(11)
Other reserve re-estimates, net	—	(6)	1	(5)

Total prior accident years development	$20	$(55)	$6	$(29)

During the three months ended March 31, 2012, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•

Released reserves for personal auto liability claims, primarily for accident years 2008 through 2010. As these accident years matured, favorable bodily injury severity trends were observed and management has placed more weight on the emerged experience.

•	Strengthened reserves for commercial auto liability claims, primarily for accident year 2011. Higher than expected bodily injury severity has been observed for this accident year.

•

Released reserves in package business liability coverages and general liability, primarily for accident years 2006 through 2010. Claim severity emergence for these years was lower than expected and management has placed more weight on the emerged experience.

•	Released reserves in commercial property for accident year 2011. Loss emergence for this accident year was favorable to expectations.

•	The change in workers’ compensation discount, including accretion, primarily reflects a decrease in the number of tabular claims, and to a lesser extent, the decrease in interest rates.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.

A roll forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077

Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948

Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	962	616	—	1,578
Current accident year catastrophes	46	32	—	78
Prior accident years	(6)	(49)	4	(51)

Total provision for unpaid losses and loss adjustment expenses	1,002	599	4	1,605
Payments	(887)	(709)	(117)	(1,713)

Ending liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,050	3,309	17,840
Reinsurance and other recoverables	2,350	8	655	3,013

Ending liabilities for unpaid losses and loss adjustment expenses, gross	$14,831	$2,058	$3,964	$20,853

Earned premiums	$1,498	$956
Loss and loss expense paid ratio [1]	59.2	74.2
Loss and loss expense incurred ratio	66.9	62.6
Prior accident years development (pts) [2]	(0.4)	(5.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.
[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2011

Included within prior accident years development for the three months ended March 31, 2011 were the following reserve strengthenings (releases):

Three Months Ended March 31, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$(1)	$(55)	$—	$(56)
Professional liability	(9)	—	—	(9)
General liability	6	—	—	6
Commercial property	2	—	—	2
Package business	(7)	—	—	(7)
Workers’ compensation	(1)	—	—	(1)
Net environmental reserves	—	—	2	2
Homeowners	—	(14)	—	(14)
Change in workers’ compensation discount, including accretion	7	—	—	7
Catastrophes	(5)	19	—	14
Other reserve re-estimates, net	2	1	2	5

Total prior accident years development	$(6)	(49)	4	(51)

During the three months ended March 31, 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•

Released reserves for personal auto liability claims. Favorable trends in reported severity have persisted, primarily for accident years 2005 through 2010. As these accident years developed, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience.

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

The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three months ended March 31, 2012.

Property & Casualty Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended March 31, 2012	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,892		$320	$1,159	$3,371
Losses and loss adjustment expenses incurred	—		5	1	6
Losses and loss adjustment expenses paid	(52)		(14)	(37)	(103)

Ending liability – net [2][3]	$1,840	[4]	$311	$1,123	$3,274

[1]	“All Other” includes unallocated loss adjustment expense reserves. “All Other” also includes The Company’s allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.
[2]	Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $15 and $8, respectively, as of March 31, 2012 and $15 and $8, respectively, as of December 31, 2011; total net losses and loss adjustment expenses incurred for the three months ended March 31, 2012 includes $3 related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the three months ended March 31, 2012 includes $3 related to asbestos and environmental claims.
[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,388 and $357, respectively, as of March 31, 2012 and $2,442 and $367, respectively, as of December 31, 2011.
[4]	The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $193 and $234, respectively, resulting in a one year net survival ratio of 9.6 and a three year net survival ratio of 7.9. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three months ended March 31, 2012, paid and incurred loss activity by the three categories of claims for asbestos and environmental.

Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended March 31, 2012	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$38	$—	$14	$5
Assumed Reinsurance	12	—	—	—
London Market	4	—	1	—

Total	54	—	15	5
Ceded	(2)	—	(1)	—

Net	$52	$—	$14	$5

[1]	Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2012 includes $4 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2012 includes $4 related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves

A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2012 of $2.17 billion ($1.86 billion and $319 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.69 billion to $2.52 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company’s 2011 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition and liquidity.

Consistent with the Company’s long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. The company will complete its annual ground-up asbestos and environmental reserve studies during the second quarter of 2012. For a discussion of the Company’s reserving practices, see the Critical Accounting Estimates — Property and Casualty Insurance Product Reserves, Net of Reinsurance section of the MD&A included in the Company’s 2011 Form 10-K Annual Report.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts

Estimated gross profits (“EGPs”) are used in the amortization of the DAC asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 1 and Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information on DAC. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information on death and other insurance benefit reserves.

The most significant EGP based balances as of March 31, 2012 and 2011 are as follows:

	Individual Annuity		Individual Life		Retirement Plans		Life Other Operations
	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$2,403	$2,784	$2,034	$2,085	$313	$388	$1,200	$1,558
SIA	$289	$325	$47	$46	$21	$24	$52	$42
URR	$89	$100	$1,621	$1,427	$—	$—	$30	$53
Death and Other Insurance Benefit Reserves	$976	$1,003	$263	$126	$—	$1	$755	$656

Unlocks

The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks for the three months ended March 31, 2012 and 2011 are as follows:

	Individual Annuity		Individual Life		Retirement Plans		Life Other Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$49	$26	$(1)	$(1)	$7	$2	$26	$(1)	$81	$26
SIA	3	16	—	—	—	—	—	14	3	30
URR	(1)	2	—	—	—	—	—	—	(1)	2
Death and Other Insurance Benefit Reserves	39	(1)	(7)	—	—	—	99	—	131	(1)

Total	$90	$43	$(8)	$(1)	$7	$2	$125	$13	$214	$57

The Unlock benefit for the first quarter of 2012 and 2011 was driven by actual separate account returns being above our aggregated estimated returns.

An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 36% and 43%, respectively, as of March 31, 2012. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

The Company expects to complete a comprehensive non-market related policyholder behavior assumption study in the third quarter of 2012 and incorporate the results of the study into its projections of future gross profits. All assumptions changes are considered an Unlock in the period of revision.

Goodwill Impairment

The carrying value of goodwill allocated to reporting units as of March 31, 2012 and December 31, 2011 is as follows:

	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138
Consumer Markets	119	—	119
Individual Life	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251

Total	$589	$417	$1,006

During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed an interim goodwill impairment test during the first quarter of 2012 for these two reporting units which resulted in no impairment of goodwill. Retirement Plans passed the first step of the interim goodwill impairment test with a significant margin. Individual Life passed the first step of the interim goodwill impairment test with a margin of less than 10% between the fair value and book value of the reporting unit as of February 29, 2012. The Company will continue to monitor the impact to fair value from certain assumptions such as product sales and lapse rates which may be more sensitive following the announcement of its decision and from information developed through the effort to market the reporting units.

The fair value of the Individual Life reporting unit is based on discounted cash flows using earnings projections on in force business and product sales. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, product sales, earnings projections or the weighted average cost of capital.

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

KEY PERFORMANCE MEASURES AND RATIOS

The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2012 and 2011. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2011 Form 10-K Annual Report.

Definitions of Non-GAAP and other measures and ratios

Account Value

Account value includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.

After-tax Margin, Core Earnings excluding Unlock

After-tax margin, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin, core earnings excluding Unlock is calculated by dividing core earnings excluding Unlocks by total core revenues excluding Unlocks. After-tax margin is the most directly comparable U.S. GAAP measure. A reconciliation of after-tax margin to after-tax margin, core earnings excluding Unlock, for the three months ended March 31, 2012 and 2011 is set forth in the After-tax Margin section within Key Performance Measures and Ratios.

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

Combined ratio before catastrophes and prior accident year development

The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three months ended March 31, 2012 and 2011 is set forth in the Combined ratio before catastrophes and prior year development section within Key Performance Measures and Ratios.

Core Earnings

Core earnings, a non-GAAP measure is an important measure of the Company’s operating performance. Core earnings excludes the effect of realized gains and losses (net of tax and the effects of deferred policy acquisition costs (“DAC”)) and discontinued operations. The Hartford believes, however, that some realized capital gains and losses are integrally related to the insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives and net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income is the most directly comparable U.S. GAAP measure. A reconciliation of net income to core earnings for the three months ended March 31, 2012 and 2011 is set forth below.

	Three Months Ended March 31,
	2012	2011
Net income	$96	$501
Less: Income (loss) from discontinued operations, net of tax	(1)	162
Less: Net realized capital gains (losses), net of tax and DAC, excluded from core earnings	(515)	(235)

Core earnings	$612	$574

DAC amortization ratio, Core Earnings excluding Unlock

DAC amortization ratio, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio, core earnings excluding Unlock is calculated by dividing Core DAC amortization costs by pre-tax core earnings before DAC amortization costs. DAC amortization ratio is the most directly comparable U.S. GAAP measure. A reconciliation of DAC amortization ratio to DAC amortization ratio, core earnings excluding Unlock for the three months ended March 31, 2012 and 2011 is set forth in the Individual Annuity operating summary within MD&A.

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

Return on Assets (“ROA”), Core Earnings excluding Unlock

ROA, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. A reconciliation of ROA to ROA, core earnings excluding Unlock for the three months ended March 31, 2012 and 2011 is set forth in the ROA section within Key Performance Measures and Ratios.

Underwriting results

Underwriting results is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses, underwriting expenses and policyholder dividends. Net Income is the most directly comparable U.S. GAAP measure. A reconciliation of underwriting results to net income for Property & Casualty Commercial and Consumer Markets is set forth in their respective operating summaries within MD&A.

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

	Three Months Ended March 31,
	2012	2011
Property & Casualty Commercial
Combined ratio	99.7	97.9
Catastrophe ratio	2.2	2.7
Non-catastrophe prior year development	1.1	(0.1)

Combined ratio before catastrophes and prior year development	96.4	95.3

Consumer Markets
Combined ratio	87.0	87.3
Catastrophe ratio	2.8	5.4
Non-catastrophe prior year development	(4.5)	(7.1)

Combined ratio before catastrophes and prior year development	88.8	89.0

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

•

Property & Casualty Commercial’s combined ratio before catastrophes and prior year development deteriorated primarily due to an increase in current accident year losses and loss adjustment expenses ratio before catastrophes. The ratio increased in workers’ compensation primarily due to increased estimates of claim frequency, partially offset by moderating severity trends and earned pricing increases.

•

Consumer Markets combined ratio before catastrophes and prior year development improved primarily due to a lower ratio of current accident year losses and loss adjustment expenses before catastrophes for home, driven by earned pricing increases and a decrease in the frequency of non-catastrophe weather claims, largely offset by an increase in the expense ratio.

Return on Assets

Return on assets is a key indicator of overall profitability for the Individual Annuity, Retirement Plans, Mutual Funds and Life Other Operations reporting segments as a significant portion of their earnings is based on average assets under management.

Three Months Ended March 31,
Ratios	2012	2011
Individual Annuity
ROA	96.5 bps	60.1 bps
Effect of Unlock on ROA	42.9 bps	18.1 bps
Effect of net realized gains (losses), net of tax and DAC on ROA	6.8 bps	(3.4) bps

ROA, core earnings excluding Unlock	46.8 bps	45.4 bps

Retirement Plans
ROA	13.2 bps	3.7 bps
Effect of Unlock on ROA	5.8 bps	1.5 bps
Effect of net realized gains (losses), net of tax and DAC on ROA	4.4 bps	(4.4) bps

ROA, core earnings excluding Unlock	3.0 bps	6.6 bps

Mutual Funds
ROA	9.0 bps	11.0 bps
Effect of net realized gains /(losses), net of tax and DAC on ROA	— bps	0.4 bps

ROA, core earnings excluding Unlock	9.0 bps	10.6 bps

Life Other Operations
ROA	(179.7) bps	(30.4) bps
Effect of Unlock on ROA	46.2 bps	5.7 bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(263.6) bps	(73.0) bps

ROA, core earnings excluding Unlock	37.7 bps	36.9 bps

Three months ended March 31, 2012 compared to three months ended March 31, 2011

•	Individual Annuity ROA, core earnings excluding Unlock, increased in 2012 primarily due to higher net income as a result of lower operating costs and other expenses.

•	Retirement Plans ROA, core earnings excluding Unlock, decreased in 2012 primarily due to increased benefits, losses and loss adjustment expenses.

•	Mutual Funds ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and other driven by lower AUM, compared to March 31, 2011.

•	Life Other Operations ROA, core earnings excluding Unlock, increased in 2012 primarily due to lower benefits, losses and loss adjustment expenses as a result of improvements in equity markets.

After-tax margin

After-tax margin is a key indicator of overall profitability for the Individual Life and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended March 31,
	2012	2011
Individual Life
After-tax margin	5.5%	6.2%
Effect of Unlock	(2.3%)	(0.6%)
Effect of net realized losses, net of tax and DAC	(2.0%)	(5.0%)

After-tax margin, core earnings excluding Unlock	9.8%	11.8%

Group Benefits
After-tax margin, excluding buyouts	1.7%	1.0%
Effect of net realized gains (losses), net of tax	1.2%	(0.7%)

After-tax margin, excluding buyouts and realized gains (losses)	0.5%	1.7%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

•	The decrease in Individual Life after-tax margin, core earnings excluding Unlock, was primarily due to increased claim reserves, as well as lower limited partnership and alternative investment income.

•

The decrease in Group Benefits after-tax margin, excluding buyouts and realized gains (losses), was primarily driven by a decrease in fully insured ongoing premiums due to the Company’s pricing actions and a challenging economic environment, as well as higher severity in group disability. The Company continues to experience elevated claims incidence and lower terminations in long-term disability.

Investment Results

Composition of Invested Assets

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$83,157	80.8%	$81,809	78.3%
Fixed maturities, at fair value using the fair value option	1,291	1.3%	1,328	1.3%
Equity securities, AFS, at fair value	938	0.9%	921	0.9%
Mortgage loans	6,275	6.1%	5,728	5.5%
Policy loans, at outstanding balance	1,970	1.9%	2,001	1.9%
Limited partnerships and other alternative investments	2,732	2.7%	2,532	2.4%
Other investments [1]	1,259	1.2%	2,394	2.3%
Short-term investments	5,256	5.1%	7,736	7.4%

Total investments excluding equity securities, trading	102,878	100.0%	104,449	100.0%
Equity securities, trading, at fair value [2]	30,722		30,499

Total investments	$133,600		$134,948

[1]	Primarily relates to derivative instruments.
[2]	As of March 31, 2012 and December 31, 2011, approximately $28.7 billion and $28.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes, Japan equity 20%, Japan fixed income (primarily government securities) 15%, global equity 21%, global government bonds 42% and cash and other 1% for both periods presented.

Total investments declined since December 31, 2011 primarily due to decreases in short-term and other investments, partially offset by an increase in fixed maturities, AFS and mortgage loans. The decline in short-term investments primarily relates to a decline in derivative collateral due to decreases in derivative market values, as well as increased allocations to mortgage loans and limited partnerships and other alternative investments. The decrease in other investments primarily related to decreases in value of derivatives largely due to an increase in the equity market, depreciation of the Japanese yen in comparison to the U.S. dollar and an increase in interest rates. The increase in fixed maturities, AFS, was largely the result of improved valuations as a result of credit spread tightening, partially offset by rising interest rates. Mortgage loans increased due to the continued funding of commercial whole loans.

Net Investment Income (Loss)

	Three Months Ended March 31,
	2012		2011
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$858	4.2%	$846	4.2%
Equity securities, AFS	10	3.9%	11	4.4%
Mortgage loans	79	5.3%	63	5.4%
Policy loans	30	6.1%	33	6.0%
Limited partnerships and other alternative investments	52	8.0%	100	21.0%
Other [3]	69		81
Investment expense	(28)		(26)

Total securities AFS and other	1,070	4.3%	1,108	4.6%
Equity securities, trading	2,866		803

Total net investment income (loss), before-tax	$3,936		$1,911

Total securities, AFS and other excluding limited partnerships and other alternative investments	$1,018	4.2%	$1,008	4.2%

[1]	Yields calculated using annualized investment income before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding consolidated variable interest entity noncontrolling interests. Included in the fixed maturity yield is other, which primarily relates to derivatives (see footnote [3] below). Included in the total net investment income yield is investment expense.
[2]	Includes net investment income on short-term investments.
[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Total net investment income increased largely due to equity securities, trading, resulting from improved market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, declined due to lower income on limited partnerships and other alternative investments as a result of greater price appreciation experienced in the underlying funds in the prior year period. These declines were partially offset by increased mortgage loan income due to additional investments in commercial whole loans. Based on the current interest rate and credit environment, the Company expects the 2012 portfolio yield, excluding limited partnerships, to be relatively consistent throughout the remainder of 2012.

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2012	2011
Gross gains on sales	$259	$61
Gross losses on sales	(97)	(133)
Net OTTI losses recognized in earnings	(29)	(55)
Valuation allowances on mortgage loans	1	(3)
Japanese fixed annuity contract hedges, net [1]	(20)	(17)
Periodic net coupon settlements on credit derivatives/Japan	(5)	(7)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	185	56
U.S. macro hedge program	(189)	(84)

Total U.S. program	(4)	(28)
International program	(1,219)	(319)

Total results of variable annuity hedge program	(1,223)	(347)
Other, net [2]	204	98

Net realized capital gains (losses), before-tax	$(910)	$(403)

[1]	Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).
[2]	Primarily consists of gains and losses on non-qualifying derivatives and fixed maturities, FVO, Japan 3Win related foreign currency swaps, and other investment gains and losses.

Details on the Company’s net realized capital gains and losses are as follows:

Gross gains and losses on sales

•      Net gains on sales for the three months ended March 31, 2012 were predominately from investment grade corporate securities, asset backed securities and municipals bonds due to tactical repositioning of the portfolio.

•      Net losses on sales for the three months ended March 31, 2011 were predominately from sales of U.S. Treasuries as the Company reinvested in spread product.

Net OTTI losses	• For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Variable annuity hedge program

•      For the three months ended March 31, 2012, the gain on U.S. GMWB related derivatives, net, was primarily due to lower equity and interest rate volatility of $107, favorable policyholder behavior which resulted in a gain of $57, and a general increase in long-term interest rates of $37. The loss on U.S. macro hedge program for the three months ended March 31, 2012 was primarily driven by an increase in the domestic equity market and lower equity market volatility. The loss associated with the international program for the three months ended March 31, 2012 was primarily driven by depreciation of the yen in relation to the euro and the U.S. dollar of approximately ($619), and an improvement in global and domestic equity markets resulting in a loss of approximately ($583).

•      The gain on GMWB related derivatives, net, for the three months ended March 31, 2011 was primarily due to lower implied market volatility of $39, and a general increase in long-term rates of $24. The net loss on the macro hedge program was primarily the result of weakening of the Japanese yen, higher equity market valuation and lower implied market volatility.

Other, net

•      Other, net gain for the three months ended March 31, 2012, was primarily due to gains of $189 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Additional gains of $126 are related to credit derivatives driven by credit spread tightening. These gains were partially offset by losses of ($63) related to Japan 3Win foreign currency swaps primarily driven by strengthening of the currency basis swap spread between U.S. dollar and Japanese yen..

•      Other, net gain for the three months ended March 31, 2011 was primarily due to gains of $61 on transactional foreign currency re-valuation due to a decrease in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI and gains of $55 on credit derivatives driven by credit spread tightening.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended March 31,
Underwriting Summary	2012	2011	Change
Written premiums	$1,687	$1,645	3%
Change in unearned premium reserve	130	147	(12%)

Earned premiums	1,557	1,498	4%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,027	962	7%
Current accident year catastrophes	32	46	(30%)
Prior accident years	20	(6)	NM

Total losses and loss adjustment expenses	1,079	1,002	8%
Amortization of deferred policy acquisition costs	231	228	1%
Underwriting expenses	245	234	5%
Dividends to policyholders	(2)	4	NM

Underwriting results	4	30	(87%)
Net servicing income	4	—	—
Net investment income	235	242	(3%)
Net realized capital gains (losses)	43	(23)	NM
Other expenses	(30)	(40)	25%

Income from continuing operations before income taxes	256	209	22%
Income tax expense	66	46	43%

Income from continuing operations, net of tax	190	163	17%
Income (loss) from discontinued operations, net of tax [1]	(1)	160	NM

Net income	$189	$323	(41%)

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
Premium Measures [1]	2012	2011
New business premium	$268	$303
Standard commercial lines policy count retention	83%	83%
Standard commercial lines renewal written pricing increase	7%	3%
Standard commercial lines renewal earned pricing increase	4%	1%
Standard commercial lines policies in-force as of end of period	1,261,154	1,230,495

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three Months Ended March 31,
Ratios	2012	2011	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.0	64.3	(1.7)
Current accident year catastrophes	2.1	3.0	0.9
Prior accident years	1.3	(0.4)	(1.7)

Total loss and loss adjustment expense ratio	69.3	66.9	(2.4)
Expense ratio	30.6	30.8	0.2
Policyholder dividend ratio	(0.1)	0.3	0.4

Combined ratio	99.7	97.9	(1.8)

Catastrophe ratio
Current accident year	2.1	3.0	0.9
Prior accident years	0.2	(0.3)	(0.5)

Total catastrophe ratio	2.2	2.7	0.5

Combined ratio before catastrophes	97.5	95.2	(2.3)
Combined ratio before catastrophes and prior accident year development	96.4	95.3	(1.1)

Other revenues [1]	$22	$23	(4%)

[1]	Represents servicing revenues.

Three ended March 31, 2012 compared to the three months ended March 31, 2011

Net income decreased for the three months ended March 31, 2012, as compared to the prior year period, primarily due to the gain on sale of SRS in 2011, partially offset by an increase in net realized capital gains in 2012.

Current accident year catastrophe losses for the three months ended March 31, 2012 of $32, pre-tax, primarily included tornadoes in the Midwest and South. In 2011, current accident year catastrophe losses of $46, pre-tax, primarily included winter storms in the Northeast and Midwest.

For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.

The increase in earned premiums for the three months ended March 31, 2012, is primarily due to improvements in workers’ compensation, driven by earned premium increases from higher new business premium in the later half 2011, renewal earned pricing increases and an increase in policies-in-force. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased for all standard commercial lines driven by improving market conditions.

Current accident year losses and loss adjustment expenses before catastrophes increased, due primarily to increases in earned premiums and current accident year loss and loss adjustment expense ratio before catastrophes in workers’ compensation. The ratio increased in workers’ compensation primarily due to increased estimates of claim frequency, partially offset by moderating severity trends and earned pricing increases.

Net realized capital gains increased primarily due to gains on asset backed and investment grade corporate securities. For additional information, see the Investment Results section within Key Performance Measures and Ratios.

The effective tax rate in both periods differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Premiums and other considerations	$972	$1,044	(7%)
Net investment income	99	104	(5%)
Net realized capital gains (losses)	20	(14)	NM

Total revenues	1,091	1,134	(4%)
Benefits, losses and loss adjustment expenses	807	828	(3%)
Amortization of deferred policy acquisition costs	8	9	(11%)
Insurance operating costs and other expenses	258	291	(11%)

Total benefits, losses and expenses	1,073	1,128	(5%)
Income before income taxes	18	6	NM
Income tax expense	—	(5)	100%

Net income	$18	$11	64%

Premiums and other considerations
Fully insured – ongoing premiums	$954	$1,028	(7%)
Buyout premiums	3	—	—
Other	15	16	(6%)

Total premiums and other considerations	$972	$1,044	(7%)

Fully insured ongoing sales, excluding buyouts	$228	$244	(7%)

Ratios, excluding buyouts
Loss ratio	83.0%	79.3%
Loss ratio, excluding financial institutions	87.4%	84.4%
Expense ratio	27.5%	28.7%
Expense ratio, excluding financial institutions	24.2%	23.6%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net income increased, relative to the comparable prior year period, primarily due to improvements in realized capital gains (losses), partially offset by lower premiums and other considerations. Fully insured ongoing premiums decreased 7% due to the competitive marketplace, while the Company remains disciplined in meeting pricing expectations.

The increase in the loss ratio was primarily due to higher severity in group disability. In addition, the Company continues to experience elevated claims incidence and lower terminations in long-term disability.

The change in insurance operating costs and other expenses is due to lower commission payments as a result of lower sales and a one-time payment to a third party administrator in the first quarter of 2011.

The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Written premiums	$861	$884	(3%)
Change in unearned premium reserve	(48)	(72)	33%

Earned premiums	909	956	(5%)
Losses and loss adjustment expenses
Current accident year before catastrophes	574	616	(7%)
Current accident year catastrophes	39	32	22%
Prior accident years	(55)	(49)	(12%)

Total losses and loss adjustment expenses	558	599	(7%)
Amortization of deferred policy acquisition costs	83	85	(2%)
Underwriting expenses	150	149	1%

Underwriting results	118	123	(4%)
Net servicing income	6	6	—
Net investment income	43	50	(14%)
Net realized capital gains (losses)	7	(4)	NM
Other expenses	(15)	(14)	(7%)

Income before income taxes	159	161	(1%)
Income tax expense	51	53	(4%)

Net income	$108	$108	—

	Three Months Ended March 31,
Written Premiums	2012	2011	Change
Product Line
Automobile	$620	$641	(3%)
Homeowners	241	243	(1%)

Total	$861	$884	(3%)

Earned Premiums
Product Line
Automobile	$632	$672	(6%)
Homeowners	277	284	(2%)

Total	$909	$956	(5%)

	Three Months Ended March 31,
Premium Measures	2012	2011
Policies in-force end of period
Automobile	2,065,317	2,178,719
Homeowners	1,330,117	1,402,264

Total policies in-force end of period	3,395,434	3,580,983

New business written premium
Automobile	$86	$66
Homeowners	$25	$19

Policy count retention
Automobile	84%	82%
Homeowners	85%	83%

Renewal written pricing increase
Automobile	4%	7%
Homeowners	6%	9%

Renewal earned pricing increase
Automobile	4%	7%
Homeowners	7%	10%

	$00000.00	$00000.00	$00000.00
	Three Months Ended March 31,
Ratios and Supplemental Data	2012	2011	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.1	64.3	1.2
Current accident year catastrophes	4.3	3.4	(0.9)
Prior accident years	(6.1)	(5.1)	1.0

Total loss and loss adjustment expense ratio	61.4	62.6	1.2
Expense ratio	25.6	24.7	(0.9)

Combined ratio	87.0	87.3	0.3

Catastrophe ratio
Current year	4.3	3.4	(0.9)
Prior years	(1.5)	2.0	3.5

Total catastrophe ratio	2.8	5.4	2.6

Combined ratio before catastrophes	84.3	81.9	(2.4)
Combined ratio before catastrophes and prior accident years development	88.8	89.0	0.2

Other revenues [1]	$37	$40	(8%)

[1]	Represents servicing revenues.

	$000000.00	$000000.00	$000000.00
	Three Months Ended March 31,
Product Line Combined Ratios	2012	2011	Change
Automobile	88.4	85.2	(3.2)
Homeowners	83.8	91.5	7.7

Total	87.0	87.3	0.3

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net income remained flat, as compared to the prior year, as lower earned premium was largely offset by a corresponding decrease in current accident year loss and loss adjustment expenses ratio before catastrophes. In addition, an increase in net realized capital gains was largely offset by a decrease in net investment income.

Earned premiums decreased in both auto and homeowners as non-renewal of existing policies more than offset the impacts of new business written premium. Compared to 2011, the number of policies in-force as of March 31, 2012 decreased for both auto and home, driven by non-renewals.

Policy count retention for auto and home increased as moderating renewal written price increases improved the Company’s price competitiveness.

Auto and home new business written premium increased primarily due to more competitive new business pricing in AARP Direct and, to a lesser extent, an increase in the sale of the AARP auto product through independent agents.

The lower auto and homeowners renewal earned pricing in the three months ended March 31, 2012 was primarily due to lower rate increases. For both auto and homeowners, the increase in average earned premium for the three months ended March 31, 2012 was lower than the increase in earned pricing, reflecting changes in the mix of business by territory, class plan and pricing tier, including the effect of the continued shift to more preferred market business which has lower average earned premium,

Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums and a decrease in the overall current accident year loss and loss adjustment expense ratio before catastrophes. The current accident year loss and loss adjustment expense ratio before catastrophes decreased primarily due to a decrease in home, partially offset by an increase in auto. The decrease for home was primarily due to earned pricing increases and a decrease in the frequency of non-catastrophe weather claims. The increase for auto was primarily due to higher auto physical damage loss cost severity, largely offset by the effect of earned pricing increases and lower estimated auto liability severity.

Current accident year catastrophe losses for the three months ended March 31, 2012 of $39, pre-tax, primarily included losses from tornadoes and thunderstorms in the Midwest and South. In 2011, current accident year catastrophe losses of $32, pre-tax, primarily included losses from winter storms in the Northeast and Midwest.

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

INDIVIDUAL ANNUITY

	Three Months Ended March, 31
Operating Summary	2012	2011	Change
Fee income and other	$321	$375	(14%)
Earned premiums	47	65	(28%)
Net investment income	199	197	1%
Net realized capital gains (losses)	20	(28)	NM

Total revenues	587	609	(4%)

Benefits, losses and loss adjustment expenses	182	251	(27%)
Amortization of DAC	9	42	(79%)
Insurance operating costs and other expenses	128	142	(10%)

Total benefits, losses and expenses	319	435	(27%)

Income before income taxes	268	174	54%
Income tax expense	70	31	126%

Net income	$198	$143	38%

Assets Under Management
Fixed MVA annuity and other account values	$11,507	$12,136	(5%)
Variable annuity account values	72,235	82,977	(13%)

Total assets under management	$83,742	$95,113	(12%)

Account Value Roll Forward
Variable Annuities
Account value, beginning of period	$68,760	$83,013	(17%)
Net flows	(2,641)	(3,179)	17%
Change in market value and other	6,116	3,143	95%

Account value, end of period	$72,235	$82,977	(13%)

Net Investment Spread	43 bps	31 bps	12 bps

Expense Ratios
General insurance expense ratio	6 bps	5 bps

DAC amortization ratio	3.2%	19.4%
Effect of realized gains (losses) on DAC amortization	0.1%	(4.6%)
Effect of Unlocks on DAC amortization	(39.0%)	(20.0%)

DAC amortization ratio, core earnings, excluding Unlock	42.1%	44.0%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net income increased in 2012 compared to 2011 primarily due to an increase in the Unlock benefit, net realized capital gains in 2012 compared to losses in 2011 and lower operating costs and other expenses. These improvements were offset by lower fee income in 2012 related to lower account values driven by net outflows.

The Unlock benefit was $90, after-tax, in 2012 as compared to $43, after-tax, in 2011. The Unlock benefit in 2012 was driven primarily by actual separate account returns above our aggregate estimated returns. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.

Net realized capital gains in 2012 were primarily due to decreased losses on the variable annuity hedging program. Variable annuity hedging program losses were $4 in 2012 compared with losses of $28 in 2011. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.

Net investment spread increased by 12 bps in 2012 compared to 2011, driven by lower crediting rates and higher investment returns. Crediting rates decreased by 10 bps driven by lower crediting rates on renewal business in contrast to in-force business with higher crediting rates. In addition, yields increased by 2 bps.

Individual Annuity’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD on annuity products. Income tax expense includes separate account DRD benefits of $23 in 2012 compared to $28 in 2011. The separate account DRD is expected to decrease in 2012 primarily due to net outflows associated with the announced runoff of the Individual Annuity business. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

INDIVIDUAL LIFE

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Fee income and other	$255	$233	9%
Earned premiums	(28)	(24)	(17%)
Net investment income	122	111	10%
Net realized capital losses	(1)	(30)	97%

Total revenues	348	290	20%

Benefits, losses and loss adjustment expenses	216	182	19%
Insurance operating costs and other expenses	70	61	15%
Amortization of DAC	39	25	56%

Total benefits, losses and expenses	325	268	21%

Income before income taxes	23	22	5%
Income tax expense	4	4	—

Net income	$19	$18	6%

Account Values
Individual variable universal life insurance	$5,996	$6,235	(4%)
Universal life, interest sensitive whole life, modified guaranteed life insurance and other	6,932	6,235	11%

Total account values	$12,928	$12,470	4%

Individual Life Insurance In-force
Variable universal life insurance	$68,642	$72,946	(6%)
Universal life, interest sensitive whole life, modified guaranteed life insurance	65,400	59,613	10%
Term life	82,659	77,138	7%

Total life insurance in-force	$216,701	$209,697	3%

Net Investment Spread	144 bps	162 bps	(18	) bps

Death Benefits	$105	$105	—

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net income remained flat in 2012 compared to 2011 as increased revenues in the first quarter of 2012 were largely offset by increased expenses during the period. While total net investment income increased due to improved equity market performance in 2012, net investment income, excluding equity securities, trading, declined in 2012 due to lower income on limited partnerships and other alternative investments as a result of greater price appreciation experienced in the underlying funds in 2011. The increase in expenses was driven primarily by increased claim reserves.

The Unlock charge was $8, after-tax, for 2012 compared to $1, after-tax, for 2011. As separate account returns in the first quarter of 2012 were below our aggregated estimated return for the period, the Unlock charge increased in 2012 compared to 2011 resulting in increases in fee income, benefit and claim expense and DAC amortization. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

Net investment spread decreased by 18 bps in 2012 compared to 2011, driven by lower yields of 16 bps and higher crediting rates of 2 bps. Death benefits remained flat in 2012 compared to 2011 although mortality experience during the quarter was slightly favorable.

Individual Life’s effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. Income tax expense includes separate account DRD benefits of $3 in 2012 and 2011. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

In March 2012, the Company announced its decision to pursue sales or other strategic alternatives for the Individual Life business. For further discussion of this announcement, see MD&A – Outlooks.

RETIREMENT PLANS

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Fee income and other	$94	$94	—
Earned premiums	2	3	(33%)
Net investment income	101	99	2%
Net realized capital gains (losses)	14	(9)	NM

Total revenues	211	187	13%

Benefits, losses and loss adjustment expenses	81	72	13%
Insurance operating costs and other expenses	109	108	1%
Amortization of DAC	—	7	(100%)

Total benefits, losses and expenses	190	187	2%

Income (loss) before income taxes	21	—	—
Income tax expense (benefit)	3	(5)	NM

Net income	$18	$5	NM

Assets Under Management
401(k) account values	$23,378	$21,891	7%
403(b)/457 account values	13,725	13,133	5%
401(k)/403(b) mutual funds	20,052	20,324	(1%)

Total assets under management	$57,155	$55,348	3%

Assets Under Management Roll Forward
Assets under management, beginning of period	$52,302	$52,518	—
Net flows	425	662	(35%)
Change in market value and other	4,428	2,168	104%

Assets under management, end of period	$57,155	$55,348	3%

Net Investment Spread	84 bps	140 bps	(56	) bps

Three Months ended March 31, 2012 compared to the three months ended March 31, 2011

Net income increased in 2012 compared to 2011 largely due to realized capital gains in 2012 compared to losses in 2011 and a more favorable Unlock benefit. In addition, benefits losses and loss adjustment expenses increased due to higher interest credited on general account assets. In March 2012 the Company announced its decision to pursue sales or other strategic alternatives for the Retirement Plans business.

The Unlock benefit was $7, after-tax, in 2012 as compared $2, after-tax, in 2011. The Unlock benefits in both 2012 and 2011were primarily due to actual separate account returns above our aggregated estimated returns. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

Net investment income increased in 2012 compared to 2011 although portfolio yields were lower in 2012. Net investment spread decreased by 56 bps driven by lower yields of 53 bps and higher crediting rates of 3 bps.

Retirement Plans’ effective tax rate differs from the statutory rate of 35% primarily due to permanent differences for the separate account DRD. For 2012 and 2011 income taxes include separate account DRD benefits of $5. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Fee income and other	$151	$178	(15%)
Net investment loss	(1)	(1)	—
Net realized capital gains	1	1	—

Total revenues	151	178	(15%)

Insurance operating costs and other expenses	111	123	(10%)
Amortization of DAC	9	12	(25%)

Total benefits, losses and expenses	120	135	(11%)

Income before income taxes	31	43	(28%)
Income tax expense	11	15	(27%)

Net income	$20	$28	(29%)

Assets Under Management
Retail mutual fund assets	$43,575	$51,064	(15%)
Investment Only mutual fund assets	7,929	7,298	9%
529 College Savings Plan assets	1,740	1,583	10%

Total non-proprietary assets	53,244	59,945	(11%)
Proprietary mutual fund assets	39,161	44,044	(11%)

Total mutual fund assets under management	$92,405	$103,989	(11%)

Non-Proprietary AUM Roll Forward
Non-Proprietary Mutual Fund AUM, beginning of period	$48,768	$56,884	(14%)
Net flows	(1,037)	994	NM
Change in market value and other	5,513	2,067	167%

Non-Proprietary Mutual Fund AUM, end of period	$53,244	$59,945	(11%)

Proprietary Mutual Fund AUM Roll Forward
Proprietary Mutual Fund AUM, beginning of period	$36,770	$43,602	(16%)
Net flows	(1,372)	(1,507)	9%
Change in market value	3,763	1,949	93%

Proprietary Mutual Fund AUM, end of period	$39,161	$44,044	(11%)

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net income decreased in 2012 primarily due to lower fee income and other driven by lower AUM compared to March 31, 2011. AUM decreased in 2012 compared to 2011 due to lower new business deposit activity and a higher redemption rate, offset by a significant improvement in equity market performance. AUM at March 31, 2012 compared to December 31, 2011 has increased as equity markets rebound and the redemption rate trends lower.

LIFE OTHER OPERATIONS

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Fee income and other	$246	$260	(5%)
Earned premiums	(2)	(6)	67%
Net investment income
Securities available-for-sale and other	240	251	(4%)
Equity securities trading [1]	2,865	803	NM

Total net investment income	3,105	1,054	195%
Net realized capital losses	(1,040)	(282)	NM

Total revenues	2,309	1,026	125%

Benefits, losses and loss adjustment expenses	109	239	(54%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	2,864	803	NM
Amortization of DAC	(58)	42	NM
Insurance operating costs and other expenses	56	64	(13%)

Total benefits, losses and expenses	2,971	1,148	159%

Loss before income taxes	(662)	(122)	NM
Income tax benefit	(257)	(52)	NM

Net loss	$(405)	$(70)	NM

Assets Under Management [2]
Variable annuity account values	$31,392	$33,027	(5%)
Fixed MVA annuity and other account values [3]	4,469	4,463	—
Institutional annuity account values [4]	18,622	19,326	(4%)
Private Placement Life Insurance (“PPLI”)	36,830	36,424	1%

Account Value Roll Forward
Variable Annuities
Account value, beginning of period	$31,162	$33,507	(7%)
Net flows	(505)	(476)	(6%)
Change in market value and other	2,681	610	NM
Effect of currency translation	(1,946)	(614)	NM

Account value, end of period	$31,392	$33,027	(5%)

[1]	Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
[2]	International and institutional annuities were transferred retrospectively from Individual Annuity; PPLI was transferred retrospectively from Individual Life.
[3]	Includes approximately $1.9 billion and $1.8 billion related to the triggering of the guaranteed minimum income benefit for the 3 Win product as of March 31, 2012 and 2011, respectively. This account value is not expected to generate material future profit or loss to the Company.
[4]	Included in the balance is approximately $1.3 billion for the three months ended March 31, 2012 and $1.4 billion for the three months ended March 31, 2011 related to an intrasegment funding agreement which is eliminated in consolidation.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net loss increased in 2012 compared to 2011 primarily due to higher net realized capital losses, offset in part by an increased Unlock benefit in 2012. In addition, benefits, losses and loss adjustment expenses decreased in 2012 reflecting the improvement in equity market performance.

The net increase in realized capital losses in 2012 compared to 2011 was primarily due to losses in the variable annuity hedging program. Variable annuity hedging program losses were $1.2 billion in 2012 compared to losses of $319 in 2011. For further discussion on the results of the variable annuity hedging program see Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios of the MD&A.

The Unlock benefit was $125, after-tax, in 2012 compared to $13, after-tax, in 2011. The Unlock benefit in 2012 was primarily a result of actual separate account returns above our aggregated estimated returns. For further discussion of the Unlock see the Critical Accounting Estimates within the MD&A.

Life Other Operations effective tax rate for 2012 differs from the statutory rate of 35% primarily due to the utilization of foreign net operating losses resulting in the release of approximately $19 of the foreign deferred tax asset valuation allowance. In 2011, varying tax rates by country drove the difference in Life Other Operations effective tax rate compared to the statutory rate. For further discussion, see Note 1 of the Notes to Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	$000,000	$000,000	$000,000
	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Net investment income	39	39	—
Net realized capital gains (losses)	11	(3)	NM
Other revenue	—	1	—

Total revenues	50	37	35%
Benefits, losses and loss adjustment expenses	6	4	50%
Insurance operating costs and other expenses	8	7	14%

Total benefits, losses and expenses	14	11	27%
Income before income taxes	36	26	38%
Income tax benefit	9	5	80%

Net income	$27	$21	29%

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The net income in Property & Casualty Other Operations increased in 2012, as compared to 2011, primarily due to an increase in net realized capital gains (losses). The change in net realized capital gains (losses) is a result of increases in trading and derivative gains, primarily due to gains on asset backed and investment grade corporate securities.

For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

CORPORATE

	Three Months Ended March 31,
Operating Summary	2012	2011	Change
Earned premiums	$—	$(1)	100%
Fee income [1]	52	53	(2%)
Net investment income	(6)	16	NM
Net realized capital gains (losses)	15	(11)	NM

Total revenues	61	57	7%
Benefits, losses and loss adjustment expenses	—	1	(100%)
Insurance operating costs and other expenses	85	60	42%
Interest expense	124	128	(3%)

Total benefits, losses and expenses	209	189	11%
Loss from continuing operations before income taxes	(148)	(132)	(12%)
Income tax benefit	(52)	(44)	(18%)

Loss from continuing operations, net of tax	(96)	(88)	(9%)
Income (loss) from discontinued operations, net of tax [2]	—	2	(100%)

Net loss	$(96)	$(86)	(12%)

[1]	Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.
[2]	Represents the loss from operations and sale of Federal Trust Corporation. For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The net loss in Corporate increased primarily due to an increase in insurance operating costs and other expenses as a result of severance charges due to the Company’s ongoing efficiency and expense reduction initiatives and a compensation related accrual recorded in the three months ended March 31, 2012.

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

The Company categorizes its main risks as follows:

•	Insurance Risk

•	Operational Risk

•	Financial Risk

Refer to the MD&A in The Hartford’s 2011 Form 10-K Annual Report for an explanation of the Company’s Insurance and Operational Risks.

Financial Risk Management

The Company identifies the following categories of financial risk:

•	Liquidity Risk

•	Interest Rate Risk

•	Variable Product Guarantee Risks

•	Foreign Currency Exchange Risk

•	Credit Risk

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

An increase in interest rates from current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, increase sales of fixed rate Wealth Management and Life Other Operations investment products, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Wealth Management and Life Other Operations products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Wealth Management and Life Other Operations businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Wealth Management and Life Other Operation’s fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits associated with certain previously recognized realized capital losses.

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

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17 of the Notes to Consolidated Financial Statements in The Hartford’s 2011 Form 10-K Annual Report. In addition, management evaluates performance of certain Wealth Management and Life Other Operations products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Individual Annuity, Individual Life, and Retirement Plans sections of the MD&A.

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

Variable Annuity Guaranteed Benefits

The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Global variable annuity account values with guarantee features were $103.6 billion and $99.8 billion as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the account values of the Company’s U.S. and Japan variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of March 31, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money	% In the Money[4]
U. S Variable Annuity [1]
GMDB [2]	$72.2	$7.7	$2.7	56%	12%
GMWB	38.3	0.9	0.7	28%	9%
Japan Variable Annuity [1]
GMDB	29.4	7.6	6.5	98%	21%
GMIB [3]	27.4	4.8	4.8	99%	15%
UK Variable Annuity [1]
GMDB	2.0	0.1	0.1	100%	3%
GMWB	1.8	0.0	0.0	31%	N/A

Total Variable Annuity Guarantees
As of December 31, 2011
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money	% In the Money[4]
U. S Variable Annuity [1]
GMDB [2]	$68.7	$12.0	$5.1	77%	15%
GMWB	36.6	1.9	1.6	45%	12%
Japan Variable Annuity [1]
GMDB	29.2	10.9	9.4	99%	27%
GMIB [3]	27.3	7.5	7.5	99%	22%
UK Variable Annuity [1]
GMDB	1.9	0.08	0.08	100%	4%
GMWB	1.8	0.07	0.07	57%	3%

[1]	Policies with a guaranteed living benefits (a GMWB in the US or UK, or a GMIB in Japan) also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or, by contract, the GMDB NAR is reduced to $0. When a policy goes into benefit status on a GMIB, its GMDB NAR is released
[2]	Excludes group annuity contracts with GMDB benefits.
[3]	Includes small amount of GMWB and GMAB
[4]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

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

For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of March 31, 2012, 69% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of March 31, 2012, as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$0.0
2014	4.5	0.5
2015	7.4	1.2
2016	2.4	0.5
2017	2.8	0.7
2018 & beyond [2]	6.9	1.3

Total	$24.3	$4.2

[1]	Excludes certain non-GMIB living benefits of $3.0 billion of account value and $0.6 billion of NAR.
[2]	In 2018 & beyond, $2.6 billion of the $6.9 billion is primarily associated with account value that is eligible in 2021.

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

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of March 31, 2012, and are related to the fair value of liabilities and hedge instruments in place as of that date for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually as of March 31, 2011, and performed without consideration of any correlation among market risk factors.

U.S. GAAP Sensitivity Analysis (pre Tax/DAC) [1]	U.S. Programs						International Programs
	GMWB			Macro			Japan/UK
Equity Market Return	-20%	-10%	+10%	-20%	-10%	+10%	-20%	-10%	+10%
Potential Net Fair Value Impact	$(95)	$(32)	$6	$289	$90	$(47)	$760	$373	$(348)

Interest Rates	-50 bps	-25bps	+25bps	-50 bps	-25bps	+25bps	-50 bps	-25bps	+25bps
Potential Net Fair Value Impact	$(94)	$(44)	$39	$7	$4	$(3)	$423	$209	$(219)

Implied Volatilities	+10%	+2%	-10%	+10%	+2%	-10%	+10%	+2%	-10%
Potential Net Fair Value Impact	$(596)	$(115)	$511	$106	$22	$(116)	$93	$19	$(95)

Yen Strengthens +/ Weakens -	+20%	+10%	-10%	+20%	+10%	-10%	+20%	+10%	-10%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$2,164	$734	$(518)

[1]	These sensitivities are based on the following key market levels as of March 31, 2012: 1) S&P of 1,408.4; 2) 10yr US swap rate of 2.38%; 3) S&P 10yr volatility of 27.17% and 4) FX rates of USDJPY @82.87 and EURJPY @ 110.56.

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

Liabilities

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

Fixed Maturity Investments

The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. In order to manage currency exposures, the Company enters into foreign currency swaps to hedge the variability in cash flows as the fair value associated with certain foreign denominated fixed maturities decline. These foreign currency swaps are structured to match the foreign currency cash flows of the hedged foreign denominated securities.

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

The Company has reinsured approximately 16% of its risk associated with U.S. GMWB and 64% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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

Credit risks are managed on an on-going basis through the use of various processes and analyses. At the investment, reinsurance, and insurance product levels, fundamental credit analyses are performed at the issuer/counterparty level on a regular basis. To provide a holistic review within the investment portfolio, fundamental analyses are supported by credit ratings, assigned by nationally recognized rating agencies or internally assigned, and by quantitative credit analyses. The Company utilizes an economic credit VaR to measure default and migration risk on a monthly basis. Issuer and security level risk measures are also utilized. In the event of deterioration in credit quality, the Company maintains watch lists of problem counterparties within the investment and reinsurance portfolios. The watch lists are updated based on regular credit examinations and management reviews. The Company also performs quarterly assessments of probable expected losses in the investment portfolio. The process is conducted on a sector basis and is intended to promptly assess and identify potential problems in the portfolio and to recognize necessary impairments.

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

The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through the use of derivative instruments or asset sales. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Investment Management section and Note 5 of the Notes to Condensed Consolidated Financial Statements. Further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see the Reinsurance section.

As of March 31, 2012, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, other than U.S. government and certain U.S. government securities, was the Government of Japan, which represented $2.5 billion, or 12% of stockholders’ equity, and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 5 of the Notes to Consolidated Financial Statements in The Hartford’s 2011 Form 10-K Annual Report.

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

The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.

The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.

For the company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2012, for the company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. Beginning in the fourth quarter of 2011, the Company began hedging its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program, however, for three counterparties, maximum uncollateralized exposures are higher. These three counterparties maintain credit ratings of A or better, and the Company actively monitors their credit standing. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2012, the Company has incurred no losses on derivative instruments due to counterparty default.

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

Fixed Maturities by Credit Quality

	March 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$8,880	$9,193	11.1%	$8,901	$9,364	11.4%
AAA	9,293	9,712	11.7%	9,631	10,113	12.4%
AA	15,890	16,463	19.8%	15,471	15,844	19.4%
A	19,131	20,773	25.0%	19,501	21,053	25.7%
BBB	21,722	22,664	27.2%	20,972	21,760	26.6%
BB & below	5,105	4,352	5.2%	4,502	3,675	4.5%

Total fixed maturities	$80,021	83,157	100.0%	$78,978	81,809	100.0%

The movement in the overall credit quality of the Company’s portfolio was primarily attributable to the reinvestment in spread product and tactical portfolio repositioning associated with higher-yielding assets that provide superior risk-adjusted returns, as well as downgrades within financial services and commercial real estate securities. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type

	March 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$2,660	$28	$(194)	$2,494	3.0%	$2,688	$34	$(208)	$2,514	3.1%
Small business	396	1	(112)	285	0.3%	418	1	(123)	296	0.4%
Other	290	18	—	308	0.4%	324	20	(1)	343	0.4%
CDOs
Collateralized loan obligations (“CLOs”)	2,320	1	(146)	2,175	2.6%	2,334	—	(181)	2,153	2.6%
CREs	475	23	(142)	356	0.4%	485	16	(167)	334	0.4%
Other [1]	556	16	(17)	512	0.7%	—	—	—	—	—
CMBS
Agency backed [2]	565	39	—	604	0.7%	637	40	—	677	0.8%
Bonds	5,734	219	(350)	5,603	6.7%	5,992	182	(487)	5,687	7.0%
Interest only (“IOs”)	548	47	(28)	567	0.7%	563	49	(25)	587	0.7%
Corporate
Basic industry [1]	3,762	294	(26)	4,030	4.8%	3,690	309	(19)	3,979	4.9%
Capital goods	3,317	328	(22)	3,623	4.4%	3,327	331	(33)	3,625	4.4%
Consumer cyclical	2,174	200	(7)	2,367	2.8%	2,277	206	(8)	2,475	3.0%
Consumer non-cyclical	5,632	604	(13)	6,223	7.5%	5,985	644	(13)	6,616	8.1%
Energy	3,631	354	(17)	3,968	4.8%	3,338	381	(15)	3,704	4.5%
Financial services	7,311	390	(370)	7,331	8.8%	7,763	334	(526)	7,571	9.3%
Tech./comm.	4,336	419	(48)	4,707	5.7%	4,357	443	(61)	4,739	5.8%
Transportation	1,362	118	(8)	1,472	1.8%	1,285	123	(6)	1,402	1.7%
Utilities	8,457	766	(47)	9,176	11.1%	8,236	857	(38)	9,055	11.2%
Other [1]	401	35	(4)	432	0.5%	903	33	(20)	845	1.0%
Foreign govt./govt. agencies	3,248	128	(24)	3,352	4.0%	2,030	141	(10)	2,161	2.6%
Municipal Taxable	2,198	140	(54)	2,284	2.7%	1,688	120	(51)	1,757	2.1%
Tax-exempt	10,793	774	(13)	11,554	13.9%	10,869	655	(21)	11,503	14.1%
RMBS
Agency	5,238	216	(4)	5,450	6.5%	4,436	222	—	4,658	5.7%
Non-agency	60	—	(1)	59	0.1%	62	—	(2)	60	0.1%
Alt-A	110	6	(14)	102	0.1%	115	5	(21)	99	0.1%
Sub-prime	1,370	18	(404)	984	1.2%	1,348	25	(433)	940	1.1%
U.S. Treasuries	3,077	83	(21)	3,139	3.8%	3,828	203	(2)	4,029	4.9%

Fixed maturities, AFS	80,021	5,265	(2,086)	83,157	100. %	78,978	5,374	(2,471)	81,809	100%
Equity securities
Financial services	432	—	(120)	312		479	10	(187)	302
Other	569	69	(12)	626		577	58	(16)	619

Equity securities, AFS	1,001	69	(132)	938		1,056	68	(203)	921

Total AFS securities	$81,022	$5,334	$(2,218)	$84,095		$80,034	$5,442	$(2,674)	$82,730

Fixed maturities, FVO				$1,291					$1,328

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).
[2]	Represents securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The Company continues to invest in a diversified portfolio with purchases focused on investment grade corporate, taxable municipal and foreign government securities, as well as the reinvestment of short-term securities into agency RMBS to generate an additional return. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to credit spread tightening, partially offset by rising interest rates. Fixed maturities, FVO, represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs and a subordinated position on a basket of corporate bonds. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

The Company has limited direct European exposure, totaling only 6% of total invested assets as of March 31, 2012. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes credit default spreads that exceed the iTraxx SovX index level and an S&P credit quality rating of A or lower.

The following tables present the Company’s European securities included in the Securities by Type table above.

March 31, 2012

	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$274	$242	$—	$—	$—	$—	$274	$242
Spain [3]	150	150	20	20	—	—	170	170
Ireland	166	168	—	—	—	—	166	168
Portugal	15	15	—	—	—	—	15	15
Greece	––	––	—	—	—	—	––	––

Higher risk	605	575	20	20	—	—	625	595
Europe excluding higher risk	4,227	4,662	1,192	1,163	900	952	6,319	6,777

Total Europe	$4,832	$5,237	$1,212	1,183	$900	952	$6,944	$7,372

Europe exposure net of credit default swap protection [2]							$6,486	$7,381

December 31, 2011

	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$314	$255	$—	$—	$—	$—	$314	$255
Spain[3]	191	189	20	19	—	—	211	208
Ireland	163	162	—	—	—	—	163	162
Portugal	15	15	—	—	—	—	15	15
Greece	—	—	—	—	—	—	—	—

Higher risk	683	621	20	19	—	—	703	640
Europe excluding higher risk	4,277	4,698	1,255	1,135	901	970	6,433	6,800

Total Europe	$4,960	$5,316	$1,275	$1,154	$901	$970	$7,136	$7,440

Europe exposure net of credit default swap protection [2]							$6,439	$7,467

[1]	Includes amortized cost and fair value of $59 as of March 31, 2012 and $67 as of December 31, 2011 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.
[2]	Includes a notional amount and fair value of $458 and $9, respectively, as of March 31, 2012 and $697 and $27, respectively, as of December 31, 2011 related to credit default swap protection. This includes a notional amount of $104 and $89 as of March 31, 2012 and December 31, 2011, respectively, related to single name corporate issuers in the financial services sector.
[3]	The Company has credit default swap protection with a notional amount of $20 related to the corporate and Equity, AFS Financials.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of March 31, 2012 and December 31, 2011, exposure to the United Kingdom totaled approximately 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of March 31, 2012 and December 31, 2011, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A, respectively.

As of March 31, 2012 and December 31, 2011, the Company’s total credit default swaps that provide credit protection had a notional amount of $458 and $697, respectively, and a fair value of $9 and $27, respectively. Included in those notional amounts as of March 31, 2012 and December 31, 2011 were $432 and $407, respectively, on credit default swaps that reference single name corporate and financial European issuers, of which $134 and $125, respectively, related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. Also included are credit default swaps with a notional amount of $26 and $290, respectively, as of March 31, 2012 and December 31, 2011 which reference a standard basket of European corporate and financial issuers. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.

Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at March 31, 2012 and December 31, 2011 was $12.4 billion and $12.5 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $5.4 billion as of March 31, 2012 and December 31, 2011. Included in this estimated European exposure were investments in Ireland, Italy, Portugal and Spain with an estimated fair value of $1.7 billion as of March 31, 2012 and December 31, 2011. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poors or Baa3 or higher by Moodys. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. For a discussion of the Company’s reinsurance arrangements, see Note 6 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report.

Financial Services

The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	March 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$156	$162	$6	$240	$245	$5
AA	1,456	1,452	(4)	1,698	1,675	(23)
A	3,147	3,302	155	3,664	3,685	21
BBB	2,393	2,232	(161)	2,335	1,998	(337)
BB & below	591	495	(96)	305	270	(35)

Total	$7,743	$7,643	$(100)	$8,242	$7,873	$(369)

Domestic financial companies continued to stabilize in 2012 due to improved earnings performance, strengthening of asset quality and capital retention. However, spread volatility remains high due to concerns around European sovereign risks and potential contagion effects, as well as regulatory pressures. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets which could adversely impact the Company’s net unrealized position.

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

CMBS – Bonds [1]

March 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$360	$370	$137	$136	$83	$82	$16	$14	$33	$30	$629	$632
2004	297	313	72	79	31	28	30	29	26	21	456	470
2005	505	542	101	101	155	147	184	156	85	68	1,030	1,014
2006	701	762	434	432	124	117	292	249	452	339	2,003	1,899
2007	204	226	350	352	72	61	217	191	195	149	1,038	979
2008	55	63	—	—	—	—	—	—	—	—	55	63
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	29	31	—	—	—	—	—	—	—	—	29	31
2011	398	419	—	—	—	—	—	—	—	—	398	419
2012	68	67	—	—	—	—	—	—	—	—	68	67

Total	$2,645	$2,822	$1,094	$1,100	$465	$435	$739	$639	$791	$607	$5,734	$5,603

Credit protection		27.3%		23.2%		20.8%		14.5%		10.1%		22.0%

December 31, 2011

	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$408	$415	$148	$144	$83	$81	$16	$13	$33	$30	$688	$683
2004	333	349	68	75	45	41	30	28	26	21	502	514
2005	520	556	101	96	178	151	177	138	71	57	1,047	998
2006	713	762	516	493	180	159	362	298	430	302	2,201	2,014
2007	245	267	296	275	123	97	166	130	195	149	1,025	918
2008	55	60	—	—	—	—	—	—	—	—	55	60
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	29	31	—	—	—	—	—	—	—	—	29	31
2011	417	440	—	—	—	—	—	—	—	—	417	440

Total	$2,748	$2,909	$1,129	$1,083	$609	$529	$751	$607	$755	$559	$5,992	$5,687

Credit protection		27.3%		22.7%		19.7%		13.8%		8.2%		21.6%

[1]	The vintage year represents the year the pool of loans was originated.

The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $475 and $356, respectively, as of March 31, 2012 and $485 and $334, respectively, as of December 31, 2011. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and result in higher risk premiums.

In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

Commercial Mortgage Loans

	March 31, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$206	$(7)	$199	$268	$(19)	$249
Whole loans	5,491	(15)	5,476	4,892	(17)	4,875
A-Note participations	279	—	279	265	—	265
B-Note participations	278	(66)	212	296	(66)	230
Mezzanine loans	109	—	109	109	—	109

Total	$6,363	$(88)	$6,275	$5,830	$(102)	$5,728

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

Since December 31, 2011, the Company funded $659 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 59% and a weighted average yield of 3.7%. The Company continues to originate commercial whole loans in primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of March 31, 2012, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, and $74 and $4, respectively, as of December 31, 2011.

Municipal Bonds

The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $13.0 billion and $13.8 billion, respectively, as of March 31, 2012 and $12.6 billion and $13.3 billion, respectively, as of December 31, 2011. The Company’s municipal bond portfolio primarily consists of high quality essential service revenue and general obligation bonds. As of March 31, 2012, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 3.5% of the municipal bond portfolio and were primarily comprised of general obligation bonds. As of December 31, 2011, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds.

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

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Hedge funds	$1,087	39.8%	$896	35.4%
Mortgage and real estate funds	492	18.0%	479	18.9%
Mezzanine debt funds	116	4.2%	118	4.7%
Private equity and other funds	1,037	38.0%	1,039	41.0%

Total	$2,732	100.0%	$2,532	100.0%

Since December 31, 2011, the increase in hedge funds relates to additional investments in the type of fund strategies that the Company expects to generate superior risk-adjusted returns over time, and are less sensitive to directional movements in the credit and equity markets.

Available-for-Sale Securities — Unrealized Loss Aging

The total gross unrealized losses were $2.2 billion as of March 31, 2012, which have improved $456, or 17%, from December 31, 2011 as credit spread tightening, partially offset by rising interest rates. As of March 31, 2012, $827 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.

The remaining $1.4 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $161 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate and less liquidity. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.

As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of March 31, 2012 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	March 31, 2012				December 31, 2011
	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	994	$6,209	$6,069	$(140)	855	$3,933	$3,672	$(261)
Greater than three to six months	297	1,325	1,111	(214)	485	2,617	2,517	(100)
Greater than six to nine months	171	979	953	(26)	224	1,181	1,097	(84)
Greater than nine to eleven months	114	602	575	(27)	42	106	95	(11)
Greater than twelve months	882	10,808	8,955	(1,811)	943	11,613	9,324	(2,218)

Total	2,458	$19,923	$17,663	$(2,218)	2,549	$19,450	$16,705	$(2,674)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	March 31, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	100	$111	$83	$(28)	206	$1,823	$1,289	$(500)
Greater than three to six months	108	932	626	(306)	134	1,749	1,205	(544)
Greater than six to nine months	72	998	725	(273)	42	406	269	(137)
Greater than nine to eleven months	22	282	195	(87)	9	1	—	(1)
Greater than twelve months	231	1,740	1,043	(697)	239	1,806	1,057	(749)

Total	533	$4,063	$2,672	$(1,391)	630	$5,785	$3,820	$(1,931)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	March 31, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	34	$172	$79	$(93)	50	$152	$55	$(97)
Greater than three to six months	29	95	33	(62)	26	110	46	(64)
Greater than six to nine months	19	90	38	(52)	7	33	11	(22)
Greater than nine to eleven months	4	3	1	(2)	5	5	1	(4)
Greater than twelve months	48	238	77	(161)	54	227	71	(156)

Total	134	$598	$228	$(370)	142	$527	$184	$(343)

Other-Than-Temporary Impairments

The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended March 31,
	2012	2011
ABS	$9	$8
CRE CDOs	—	15
CMBS
Bonds	5	—
IOs	—	1
Corporate	—	18
Equity	8	10
RMBS sub-prime	7	3

Total	$29	$55

Three months March 31, 2012

For the three months ended March 31, 2012, impairments recognized in earnings were comprised of credit impairments of $17, impairments on equity securities of $8 and securities that the Company intends to sell of $4.

Credit impairments were primarily concentrated in structured securities associated with residential and small balance real estate. The structured securities were impaired primarily due to property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior and severity rates. The macroeconomic assumptions considered by the Company did not materially change for the three months ended March 31, 2012, and, as such, the credit impairments recognized were primarily driven by actual collateral deterioration, largely as a result of the Company’s security-specific collateral review.

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

Impairments on equity securities were comprised of one below investment grade preferred stock. Impairments on securities for which the Company has the intent to sell related to one CMBS fixed-rate bond as market pricing continues to improve and the Company would like the ability to reduce certain exposures.

In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $7 for the three months ended March 31, 2012, predominantly concentrated in RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.

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

Three months ended March 31, 2011

Impairments recognized in earnings were comprised of credit impairments of $45 and impairments on equity securities of $10. Credit impairments primarily related to structured securities as a result of continued property-specific deterioration of the underlying collateral. The remaining credit impairments were primarily direct private equity investments that were impaired due to the likelihood of a disruption in contractual principal and interest payments due to the restructuring of the debtor’s obligation. Impairments on equity securities related to preferred stock associated with these direct private equity investments.

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

Liquidity Requirements and Sources of Capital

The Hartford Financial Services Group, Inc. (Holding Company)

The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $1.5 billion at March 31, 2012, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $470, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $180, and preferred stock dividends of approximately $42.

Furthermore, the Company’s Board of Directors has authorized a $500 stock repurchase program that permits purchases of common stock, as well as warrants and other derivative securities. During the first quarter of 2012, the Company repurchased 2.6 million common shares, or $42, under this program. On April 17, 2012, the Company settled the repurchased of all the outstanding Series B and Series C warrants held by Allianz for $300, also funded through this program. As a result, the remaining authorized repurchases under this program is approximately $106. For additional information see Note 15 of the Notes to Condensed Consolidated Financial Statements.

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

Debt

Senior Notes

On April 5, 2012, the Company issued $1.55 billion aggregate principal amount of senior notes. The issuance consisted of $325 of 4.000% senior notes due 2017, $800 of 5.125% senior notes due 2022 and $425 of 6.625% senior notes due 2042 (collectively, the “Senior Notes”) for net proceeds of approximately $1.5 billion, after deducting underwriting discounts and offering expenses. The Senior Notes bear interest at their respective rate, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2012.

Junior Subordinated Debentures

On April 17, 2012, the Company (i) repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz SE (“Allianz”) (the “10% Debentures”) for $2.125 billion (plus a payment by the Company of unpaid interest on the 10% Debentures) and (ii) settled the repurchase of the Series B and Series C warrants held by Allianz to purchase shares of the Company’s common stock. In addition, the 10% Debentures replacement capital covenant was terminated on April 12, 2012 with the consent of the holders of a majority in aggregate principal amount of the Company’s outstanding 6.1% senior notes due 2041.

On April 17, 2012, the Company issued $600 aggregate principal amount of 7.875% fixed-to-floating rate junior subordinated debentures due 2042 (the “Debentures”) for net proceeds of approximately $586, after deducting underwriting discounts and offering expenses. The Company financed the repurchase of the 10% Debentures through the issuance of the Senior Notes and the Debentures. The Debentures bear interest from the date of issuance to but excluding April 15, 2022 at an annual rate of 7.875%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on July 15, 2012, to and including April 15, 2022. Commencing on April 15, 2022 the Debentures bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 5.596%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on July 15, 2022.

For additional information regarding debt, see Note 14 of the Notes to Condensed Consolidated Financial Statements. For additional information regarding the warrants, see Note 15 of the Notes to Condensed Consolidated Financial Statements.

Pension Plans and Other Postretirement Benefits

While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan (“The Plan”), the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2012 and the funding requirements for all of the pension plans is expected to be immaterial. The Company presently anticipates contributing approximately $200 to its U. S. qualified defined benefit pension plan in 2012, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.

Dividends from Insurance Subsidiaries

Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $625 in dividends to HLI in 2012 without prior approval from the applicable insurance commissioner. The aggregate of these amounts is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. For the three months ended March 31, 2012, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $252 in dividends from its property-casualty insurance subsidiaries, including dividends of $52 to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.

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

Contingent Capital Facility

The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of March 31, 2012, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.

Commercial Paper and Revolving Credit Facility

The table below details the Company’s short-term debt programs and the applicable balances outstanding.

			Maximum Available As of		Outstanding As of
	Effective	Expiration	March 31,		March 31,
Description	Date	Date	2012	2011	2012	2011
Commercial Paper
The Hartford	11/10/86	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
4-year revolving credit facility	1/6/12	1/6/16	1,750	N/A	—	—
5-year revolving credit facility [1]	8/9/07	8/9/12	N/A	1,900	—	—

Total Commercial Paper and Revolving Credit Facility			$3,750	$3,900	$—	$—

[1]	Terminated in January 2012.

While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors.

In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth, as defined. In the first quarter of 2012, the minimum level of consolidated net worth was reduced by approximately $1.1 billion, after-tax from $16.0 billion as of December 31, 2011 to $14.9 billion as of March 31, 2012 following the adoption of a new DAC accounting standard during the quarter. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of March 31, 2012, the Company was in compliance with all financial covenants under the Credit Facility.

The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $61, or ¥5 billion, and individually have expiration dates of September 30, 2012 and January 3, 2013.

Derivative Commitments

Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2012, is $701. Of this $701 the legal entities have posted collateral of $687 in the normal course of business. Based on derivative market values as of March 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $28 to be posted as collateral. Based on derivative market values as of March 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $41 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.

On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $4.7 billion with a corresponding fair value of $77 as of March 31, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of March 31, 2012 these counterparties would owe the Company the derivatives fair value of $77. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the remaining two counterparties.

As March 31, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $7.0 billion and $262, respectively, or (2) both BBB+ and Baa1 was $15.8 billion and $444, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.4 billion and a fair value of $135, for which the Company has a contractual right to make a collateral payment in the amount of approximately $47 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded two levels or more below the current ratings by Moody’s and one or more levels by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of March 31, 2012, the gross fair value of all affected derivative contracts is $142, which would approximate the settlement value.

Insurance Operations

Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2011 Form 10-K Annual Report.

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

The following table summarizes Property & Casualty Operations’ fixed maturities, short-term investments, and cash, as of March 31, 2012:

Fixed maturities	$26,097
Short-term investments	526
Cash	214
Less: Derivative collateral	(224)

Total	$26,613

Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.

Life Operations

Life Operations’ total general account contractholder obligations are supported by $74 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.

The following table summarizes Life Operations’ fixed maturities, short-term investments, and cash, as of March 31, 2012:

Fixed maturities	$58,202
Short-term investments	3,384
Cash	1,844
Less: Derivative collateral	(1,300)
Cash associated with Japan variable annuities	(695)

Total	$61,435

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

Hartford Life Insurance Company (“HLIC”), an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses or to enhance liquidity management. FHLBB membership requires HLIC to own member stock and borrowings require the purchase of activity-based stock in an amount (generally between 3% and 4.5% of the principal balance) based upon the term of the outstanding advances. FHLBB stock held by HLIC is classified within equity securities, available-for-sale in the Condensed Consolidated Balance Sheets.

The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.48 billion in qualifying assets to secure FHLBB advances for 2012. The amounts of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI in order to exceed these limits.

Contractholder Obligations	As of March 31, 2012
Total Life contractholder obligations	$246,576
Less: Separate account assets [1]	(152,402)
International statutory separate accounts [1]	(30,677)

General account contractholder obligations	$63,497

Composition of General Account Contractholder Obligations

Contracts without a surrender provision and/or fixed payout dates [2]	$58,420
Fixed MVA annuities [3]	9,727
Guaranteed investment contracts (“GIC”) [4]	530
Other [5]	(5,180)

General account contractholder obligations	$63,497

[1]	In the event customers elect to surrender separate account assets or international statutory separate accounts, Life Operations will use the proceeds from the sale of the assets to fund the surrender, and Life Operations’ liquidity position will not be impacted. In many instances Life Operations will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life Operations’ liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see below) will decrease Life Operations’ obligation for payments on guaranteed living and death benefits.
[2]	Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life Operations’ liquidity requirements.
[3]	Relates to annuities that are held in a statutory separate account, but under U.S. GAAP are recorded in the general account as Fixed MVA annuity contract holders are subject to the Company’s credit risk. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.
[4]	GICs are subject to discontinuance provisions which allow the policyholders to terminate their contracts prior to scheduled maturity at the lesser of the book value or market value. Generally, the market value adjustment reflects changes in interest rates and credit spreads. As a result, the market value adjustment feature in the GIC serves to protect the Company from interest rate risks and limit Life Operations’ liquidity requirements in the event of surrender.
[5]	Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Individual Annuity’s individual variable annuities and Individual Life variable life contracts, the general account option for Retirement Plans’ annuities and universal life contracts sold by Individual Life may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of significant realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

There have been no material changes to the Company’s off-balance sheet arrangements since the filing of the Company’s 2011 Form 10-K Annual Report.

Aggregate Contractual Obligations

Since December 31, 2011, the Company issued $1.55 billion aggregate principal amount of senior notes and $600 aggregate principal amount of junior subordinated debentures. For additional information, see MD&A – Liquidity Requirements and Sources of Capital – Debt and Note 14 of Notes to Condensed Consolidated Financial Statements.

Capitalization

The capital structure of The Hartford as of March 31, 2012 and December 31, 2011 consisted of debt and stockholders’ equity, summarized as follows:

	March 31,	December 31,
	2012	2011	Change
Long-term debt	$6,220	$6,216	—

Total debt [1]	6,220	6,216	—
Stockholders’ equity excluding accumulated other comprehensive loss, net of tax (“AOCI”)	19,946	20,235	(1%)
AOCI, net of tax	1,328	1,251	6%

Total stockholders’ equity	$21,274	$21,486	(1%)
Total capitalization including AOCI	$27,494	$27,702	(1%)

Debt to stockholders’ equity	29%	29%
Debt to capitalization	23%	22%

[1]	Total debt of the Company excludes $310 and $314 of consumer notes as of March 31, 2012 and December 31, 2011, respectively.

The Hartford’s total capitalization decreased $208, or 1%, from December 31, 2011 to March 31, 2012 due to decreases in stockholders’ equity, excluding AOCI, partially offset by improvements in AOCI, net of tax. The decrease in stockholders’ equity, excluding AOCI, was primarily due the repurchase of outstanding warrants held by Allianz for $300.

AOCI, net of tax, improved primarily due to improvements in the Company’s net unrealized position on available-for-sale securities of $232 primarily as a result of improved security valuations largely due to declining interest rates, partially offset by credit spread widening.

For additional information on debt and the repurchase of warrants, see MD&A – Liquidity Requirements and Sources of Capital and Note 14 and Note 15 of the Notes to Condensed Consolidated Financial Statements. For additional information on equity and AOCI, net of tax, see Notes 15 and 16, respectively, of the Notes to Consolidated Financial Statements in The Hartford’s 2011 Form 10-K Annual Report.

Cash Flows

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$1,140	$474
Net cash provided by (used for) investing activities	$(1,367)	$254
Net cash used for financing activities	$(233)	$(451)
Cash – end of period	$2,059	$2,317

Cash provided by operating activities increased primarily due to income taxes received of $548 in 2012, compared to income taxes paid of $26 in 2011.

Cash used for investing activities in 2012 primarily relates to net payments on derivatives of $2.0 billion and net purchases of mortgage loans of $548, partially offset by net proceeds of available-for-sale securities of $1.4 billion. Cash provided by investing activities in 2011 primarily relates to net proceeds of available-for-sale securities of $1.3 billion and proceeds from business sold of $278, partially offset by net purchases of fixed maturities, fair value option of $531, net payments on derivatives of $465 and net purchases of mortgage loans of $256.

Cash used for financing activities in 2012 consists primarily of net outflows on investment and universal life-type contracts and dividends paid on common and preferred stock. Cash used for financing activities in 2011 consists primarily of $418 of net outflows on investment and universal life-type contracts.

Operating cash flows for the three months ended March 31, 2012 and 2011 have been adequate to meet liquidity requirements.

Equity Markets

For a discussion of the potential impact of the equity markets on capital and liquidity, see the Enterprise Risk Management section of the MD&A.

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

On March 21, 2012, A.M. Best affirmed the financial strength and issuer credit ratings of the Company’s subsidiaries, and placed the holding company and property/casualty insurance subsidiaries under review with developing implications. The life subsidiaries were placed under review with negative implications.

On March 21, 2012, Fitch Ratings affirmed all debt and insurer financial strength ratings for the Company and maintained its stable rating outlook.

On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on most of the life insurance subsidiaries. Hartford Life and Accident Insurance Co. and Hartford Life Insurance Co. were downgraded to A- with stable outlook. Hartford Life and Annuity Insurance Co. was downgraded to BBB+ with negative outlook. Hartford Life Inc. debt was downgraded to BBB-. The holding company and property/casualty insurance subsidiaries were affirmed with stable outlook.

On March 21, 2012, Moody’s Investors Service affirmed the credit ratings of the Company and changed the outlook on Hartford Life & Annuity Insurance Company (insurance financial strength at A3) to negative from stable. The outlook on the Company’s other life subsidiaries, property/casualty insurance subsidiaries and holding company remains stable.

The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of April 26, 2012.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A	A-	A-	A3
Hartford Life and Accident Insurance Company	A	A-	A-	A3
Hartford Life and Annuity Insurance Company	A	A-	BBB+	A3
Other Ratings:
The Hartford Financial Services Group, Inc.: Senior debt Commercial paper	bbb+ AMB-2	BBB- F2	BBB A-2	Baa3 P-3

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

Statutory Surplus

The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2011 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of March 31, 2012 is an estimate, as the first quarter 2012 statutory filings have not yet been made.

	March 31, 2012	December 31, 2011
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,451	$7,388
Property and casualty insurance subsidiaries	7,716	7,412

Total	$15,167	$14,800

Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $63, primarily due to statutory income from non-variable annuity business and other surplus changes, partially offset by variable annuity surplus impacts. Total statutory capital and surplus for property and casualty increased by $304, primarily due to net income, unrealized gains and other changes in surplus, partially offset by dividends to HFSG Holding Company.

The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion and $1.3 billion as of March 31, 2012 and December 31, 2011, respectively. The statutory surplus amount as of March 31, 2012 is an estimate, as the year ended March 31, 2012 statutory filings have not yet been made.

Contingencies

Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 9 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.

Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. The Dodd-Frank Act may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.

In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council with the power to designate “systemically important” financial institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC finalized its rule for designating systemically important nonbank financial institutions in April 2012, but has not yet indicated when it will begin its consideration of such companies. Based on its most current financial data, The Hartford does not meet the initial quantitative metrics that will be used to determine which nonbank companies merit consideration. The FSOC has indicated it will review on a quarterly basis whether non-bank financial institutions meet the metrics for further review.

If we are designated as a systemically important institution, The Hartford could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer’s state regulator fails to act. Other provisions will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program. In addition, the Dodd-Frank Act may restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account.

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

FY 2013, Budget of the United States Government

On February 13, 2012, the Obama Administration released its “FY 2013, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance (“COLI”) policies by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of variable life products and its profits on COLI policies and variable annuity contracts could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.

IMPACT OF NEW ACCOUNTING STANDARDS

For a discussion of accounting standards, see Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report and Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the Capital Markets Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2012.

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

Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel and complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages. The Company has not yet answered the complaint or asserted its defenses, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.

Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO disputes the allegations and has filed a partial motion to dismiss.

Broker Compensation Litigation – Following the New York Attorney General’s filing of a civil complaint against Marsh & McLennan Companies, Inc., and Marsh, Inc. (collectively, “Marsh”) in October 2004 alleging that certain insurance companies, including The Hartford, participated with Marsh in arrangements to submit inflated bids for business insurance and paid contingent commissions to ensure that Marsh would direct business to them, private plaintiffs brought several lawsuits against the Company predicated on the allegations in the Marsh complaint, to which the Company was not party. Among these is a multidistrict litigation in the United States District Court for the District of New Jersey. Two consolidated amended complaints were filed in the multidistrict litigation, one related to conduct in connection with the sale of property-casualty insurance and the other related to alleged conduct in connection with the sale of group benefits products. The Company and various of its subsidiaries are named in both complaints. The complaints assert, on behalf of a putative class of persons who purchased insurance through broker defendants, claims under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), state law, and in the case of the group benefits complaint, claims under the Employee Retirement Income Security Act of 1974 (“ERISA”). The claims are predicated upon allegedly undisclosed or otherwise improper payments of contingent commissions to the broker defendants to steer business to the insurance company defendants. The district court dismissed the Sherman Act and RICO claims in both complaints for failure to state a claim and has granted the defendants’ motions for summary judgment on the ERISA claims in the group-benefits products complaint. The district court further declined to exercise supplemental jurisdiction over the state law claims and dismissed those claims without prejudice. The plaintiffs appealed the dismissal of the claims in both consolidated amended complaints, except the ERISA claims. In August 2010, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the Sherman Act and RICO claims against the Company. The Third Circuit vacated the dismissal of the Sherman Act and RICO claims against some defendants in the property casualty insurance case and vacated the dismissal of the state-law claims as to all defendants in light of the reinstatement of the federal claims. In September 2010, the district court entered final judgment for the defendants in the group benefits case. In March 2011, the Company reached an agreement in principle to settle on a class basis the property casualty insurance case for an immaterial amount. The district court gave final approval to the settlement in March 2012. An objector has noticed an appeal to the Third Circuit; management belives that the possibility that the settlement will be over turned on appeal is remote. Following the settlement, only three non-class action lawsuits remain. Management believes that the possibility of a material adverse outcome with respect to these lawsuits, when considered separately or in the aggregate, is remote.

Investment and Savings Plan ERISA and Shareholder Securities Class Action Litigation – In November and December 2008, following a decline in the share price of the Company’s common stock, seven putative class action lawsuits were filed in the United States District Court for the District of Connecticut on behalf of certain participants in the Company’s Investment and Savings Plan (the “Plan”), which offers the Company’s common stock as one of many investment options. These lawsuits have been consolidated, and a consolidated amended class-action complaint was filed on March 23, 2009, alleging that the Company and certain of its officers and employees violated ERISA by allowing the Plan’s participants to invest in the Company’s common stock and by failing to disclose to the Plan’s participants information about the Company’s financial condition. The lawsuit seeks restitution or damages for losses arising from the investment of the Plan’s assets in the Company’s common stock during the period from December 10, 2007 to the present. In January 2010, the district court denied the Company’s motion to dismiss the consolidated amended complaint. In February 2011, the parties reached an agreement in principle to settle on a class basis for an immaterial amount. The district court gave final approval to the settlement in April 2012.

Asbestos and Environmental Claims – As discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Reserving for Asbestos and Environmental Claims within Other Operations,” The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

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

The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The actions announced by the Company on March 21, 2012, and related implementation plans and objectives, involve a number of challenges, uncertainties and risks that may prevent the Company from implementing any such action or initiative as currently contemplated or at all, or, if concluded, from achieving some or all of the anticipated benefits from such announced actions.

On March 21, 2012, the Company announced its decision to focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life, Woodbury Financial Services and Retirement Plans businesses. On April 26, 2012, the Company announced that it had entered into an agreement to sell its individual annuity new business capabilities to a third party and, effective May 1, 2012, reinsure all new annuity policies issued by the Company to such third party for a limited period of time. The actions announced by the Company are subject to challenges, uncertainties and risks, including, among others, that the Company may be unable to sell the Individual Life, Woodbury Financial Services and Retirement Plans businesses at an appropriate price or at all or find strategic alternatives to their sale. No assurance can be given that the carrying value of any such business may not be impaired at some future time. All these announced actions may be subject to significant execution risks, costs and delays, and estimated charges may be subject, depending on subsequent events, to upward adjustments. The Company may not achieve all of the benefits it expects to derive from the actions announced, including in respect of enhanced shareholder value.

The Company’s announcement and related implementation plans and objectives could also adversely affect not only the businesses with respect to which the Company has announced its intention to sell or execute other strategic alternatives, but also on its ongoing businesses. These adverse effects may include loss of customers, surrenders, withdrawals, contract terminations or other adverse impacts on the Company’s relationships with its business partners and other stakeholders. Further, the Company may not be able to retain employees that are necessary to the success of its implementation plans and objectives. As a consequence, the matters described above may adversely affect the Company’s business, financial condition, results of operations and liquidity.

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

On March 21, 2012, Standard & Poor’s Financial Services LLC downgraded Hartford Life Insurance Company and Hartford Life and Accident Insurance Company one notch to A- (stable outlook) and Hartford Life and Annuity Insurance Company two notches to BBB+ (negative outlook). In addition, Moody’s Investors Services, Inc. changed the outlook on Hartford Life and Annuity Insurance Company to negative and A.M. Best placed the Company’s life subsidiaries under review with negative implications. These ratings actions triggered counterparty termination and collateral call rights in a limited number of the Company’s derivative agreements. To date, no counterparties have terminated derivative relationships and we do not anticipate any material collateral calls as a result of these ratings actions.

The impact of regulatory initiatives, including the enactment of the Dodd-Frank Act, could have a material adverse impact on our business, financial condition, results of operations and liquidity.

Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, The Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the NYSE and the Financial Industry Regulatory Authority, Inc. (“FINRA”) are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.

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

In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC published a final rule setting forth the process they propose to follow when designating systemically important nonbank financial companies in April 2012, but has not yet indicated when the FSOC will begin designating systemically important nonbank financial companies. Based on its most current financial data, The Hartford does not meet the initial quantitative metrics that will be used to determine which nonbank companies merit consideration. The FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review.

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

Many of the products that the Company currently sells benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company sells life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders’ beneficiaries. We also sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. Other products that the Company sells or previously sold also enjoy similar, as well as other, types of tax advantages. The Company also benefits from certain tax items, including but not limited to, tax-exempt bond interest, dividends received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.

Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, on February 13, 2012, the Obama Administration released its “FY 2013, Budget of the United States Government” that includes among many other proposals, a proposal which, if enacted, would adversely affect the amount of the dividends received deduction the Company currently enjoys. Although the specific form of any such potential legislation is uncertain, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company and/or its policyholders, not “grandfathering” the current tax treatment of existing life and annuity products, etc. This could occur in the context of deficit reduction or other tax reform. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
January 1, 2012 – January 31, 2012	2,550,000		$16.58	2,550,000	$407
February 1, 2012 – February 29, 2012	18,945	[1]	$20.11	—	$407
March 1, 2012 – March 31, 2012	307,007	[1]	$20.66	—	$407

Total	2,875,952		$17.04	—	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

On July 27, 2011 the Company’s Board of Directors authorized a $500 stock repurchase program. The Company’s repurchase authorization, which expires on August 5, 2014, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. On April 17, 2012, The Hartford repurchased outstanding warrants held by Allianz for $300 under this program resulting in the remaining authorized repurchases of approximately $106 outstanding as of April 26, 2012.

Item 6. EXHIBITS

See Exhibits Index on page 119.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date: May 2, 2012	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

FOR THE QUARTER ENDED MARCH 31, 2012

FORM 10-Q

EXHIBITS INDEX

Exhibit No.	Description
4.1	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford Financial Services Group, Inc. (“The Hartford”) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to The Hartford’s Current Report on Form 8-K, filed April 6, 2012).

4.2	Global note for $325,000,000 aggregate principal amount of 4.000% Senior Notes due 2017 (incorporated by reference to Exhibit 4.4 to The Hartford’s Current Report on Form 8-K/A, filed April 6, 2012).

4.3	Global notes for $800,000,000 aggregate principal amount of 5.125% Senior Notes due 2022 (incorporated by reference to Exhibit 4.5 to The Hartford’s Current Report on Form 8-K/A, filed April 6, 2012).

4.4	Global note for $425,000,000 aggregate principal amount of 6.625% Senior Notes due 2042 (incorporated by reference to Exhibit 4.6 to The Hartford’s Current Report on Form 8-K/A, filed April 6, 2012).

4.5	Global notes for $600,000,000 aggregate principal amount of 7.875% Fixed-To-Floating Rate Junior Subordinated Debentures due 2042 (incorporated by reference to Exhibit 4.3 to The Hartford’s Current Report on Form 8-K/A, filed April 7, 2012).

10.01	Warrant and Debentures Purchase Agreement, dated as of March 30, 2012, between The Hartford Financial Services Group, Inc. and Allianz SE (incorporated by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed April 2, 2012).

*10.02	Letter Agreement between David N. Levenson and The Hartford dated March 21, 2012.**

15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.