Form 10-Q
period 2012-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2012-08-01
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________
Commission file number 001-13958
____________________________________
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
As of July 26, 2012, there were outstanding 435,814,659 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2011 Form 10-K Annual Report; Part II, Item IA, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012; and Part II, Item IA, Risk Factors of this Form 10-Q. These important risks and uncertainties include:

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

•
regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends, including dividends associated with the proceeds from a sale of any of our life businesses;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and statements of changes in stockholders' equity, and cash flows for the six-month periods ended June 30, 2012 and2011. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of Accounting Standards Update (“ASU”) No. 2010-26 Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, (not presented herein); and in our report dated February 24, 2012 (which report includes an explanatory paragraph relating to the Company's change in its method of accounting and reporting for variable interest entities and embedded credit derivatives as required by accounting guidance adopted in 2010, and for other-than-temporary impairments as required by accounting guidance adopted in 2009), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2011 consolidated balance sheet of the Company (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2011.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
August 1, 2012

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Revenues
Earned premiums	$3,400	$3,545	$6,842	$7,064
Fee income	1,114	1,219	2,248	2,428
Net investment income (loss):
Securities available-for-sale and other	1,097	1,104	2,167	2,212
Equity securities, trading	(1,687)	(597)	1,179	206
Total net investment income (loss)	(590)	507	3,346	2,418
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(106)	(31)	(142)	(150)
OTTI losses recognized in other comprehensive income (“OCI”)	8	8	15	72
Net OTTI losses recognized in earnings	(98)	(23)	(127)	(78)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	687	92	(194)	(256)
Total net realized capital gains (losses)	589	69	(321)	(334)
Other revenues	61	61	120	125
Total revenues	4,574	5,401	12,235	11,701
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,621	3,976	6,659	7,154
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	(1,686)	(597)	1,178	206
Amortization of deferred policy acquisition costs and present value of future profits	554	592	875	1,042
Insurance operating costs and other expenses	1,309	1,452	2,621	2,806
Loss on extinguishment of debt	910	—	910	—
Interest expense	115	128	239	256
Total benefits, losses and expenses	4,823	5,551	12,482	11,464
Income (loss) from continuing operations before income taxes	(249)	(150)	(247)	237
Income tax benefit	(149)	(263)	(244)	(215)
Income (loss) from continuing operations, net of tax	(100)	113	(3)	452
Income (loss) from discontinued operations, net of tax	(1)	(80)	(2)	82
Net income (loss)	$(101)	$33	$(5)	$534
Preferred stock dividends	11	11	21	21
Net income (loss) available to common shareholders	$(112)	$22	$(26)	$513
Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$(0.25)	$0.23	$(0.05)	$0.97
Diluted	$(0.25)	$0.21	$(0.05)	$0.89
Net income (loss) available to common shareholders per common share
Basic	$(0.26)	$0.05	$(0.06)	$1.15
Diluted	$(0.26)	$0.05	$(0.06)	$1.06
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Comprehensive Income
Net income (loss)	$(101)	$33	$(5)	$534
Other comprehensive income (loss):
Change in net unrealized gain / loss on securities	747	565	988	887
Change in OTTI losses recognized in other comprehensive income	13	(4)	5	1
Change in net gain / loss on cash-flow hedging instruments	81	71	28	3
Change in foreign currency translation adjustments	56	55	(80)	26
Change in pension and other postretirement plan adjustments	31	26	64	48
Total other comprehensive income	928	713	1,005	965
Total comprehensive income	$827	$746	$1,000	$1,499
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2012	As currently reported (see Note 1) December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $80,840 and $78,978) (includes variable interest entity assets, at fair value, of $269 and $153)	$85,227	$81,809
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $338, as of June 30, 2012 and December 31, 2011)	1,165	1,328
Equity securities, trading, at fair value (cost of $30,385 and $32,928)	29,215	30,499
Equity securities, available-for-sale, at fair value (cost of $859 and $1,056)	851	921
Mortgage loans (net of allowances for loan losses of $87 and $102)	6,875	5,728
Policy loans, at outstanding balance	1,956	2,001
Limited partnerships and other alternative investments (includes variable interest entity assets of $7, as of June 30, 2012 and December 31, 2011)	2,944	2,532
Other investments	1,548	2,394
Short-term investments (includes variable interest entity assets, at fair value, of $9 as of June 30, 2012)	5,154	7,736
Total investments	134,935	134,948
Cash	2,338	2,581
Premiums receivable and agents’ balances, net	3,537	3,446
Reinsurance recoverables, net	4,943	4,768
Deferred policy acquisition costs and present value of future profits	6,336	6,556
Deferred income taxes, net	1,808	2,131
Goodwill	1,006	1,006
Property and equipment, net	1,001	1,029
Other assets	3,411	2,274
Separate account assets	144,662	143,870
Total assets	$303,977	$302,609
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$40,980	$41,016
Other policyholder funds and benefits payable	44,014	45,612
Other policyholder funds and benefits payable – international variable annuities	29,174	30,461
Unearned premiums	5,278	5,222
Long-term debt	7,125	6,216
Consumer notes	254	314
Other liabilities (includes variable interest entity liabilities of $439 and $471)	10,529	8,412
Separate account liabilities	144,662	143,870
Total liabilities	282,016	281,123
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,746,638 and 469,750,171 shares issued	5	5
Additional paid-in capital	10,037	10,391
Retained earnings	10,887	11,001
Treasury stock, at cost — 34,147,822 and 27,211,115 shares	(1,780)	(1,718)
Accumulated other comprehensive income, net of tax	2,256	1,251
Total stockholders’ equity	21,961	21,486
Total liabilities and stockholders’ equity	$303,977	$302,609
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended June 30,
(In millions, except for share data)	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Preferred Stock	$556	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	10,391	10,448
Repurchase of warrants	(300)	—
Issuance of shares under incentive and stock compensation plans	(52)	(45)
Tax expense on employee stock options and awards	(2)	(10)
Additional Paid-in Capital, end of period	10,037	10,393
Retained Earnings, beginning of period	11,001	10,509
Net income (loss)	(5)	534
Dividends on preferred stock	(21)	(21)
Dividends declared on common stock	(88)	(88)
Retained Earnings, end of period	10,887	10,934
Treasury Stock, at Cost, beginning of period	(1,718)	(1,774)
Treasury stock acquired	(149)	—
Issuance of shares under incentive and stock compensation plans from treasury stock	94	76
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(7)
Treasury Stock, at Cost, end of period	(1,780)	(1,705)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	1,251	(990)
Total other comprehensive income	1,005	965
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	2,256	(25)
Total Stockholders’ Equity	$21,961	$20,158
Preferred Shares Outstanding (in thousands)	575	575
Common Shares Outstanding, at beginning of period (in thousands)	442,539	444,549
Treasury stock acquired	(8,045)	—
Issuance of shares under incentive and stock compensation plans	1,435	972
Return of shares under incentive and stock compensation plans and other to treasury stock	(330)	(235)
Common Shares Outstanding, at end of period	435,599	445,286
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Operating Activities
Net income (loss)	$(5)	$534
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	875	1,042
Additions to deferred policy acquisition costs and present value of future profits	(852)	(844)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	27	651
Change in reinsurance recoverables	(291)	(33)
Change in receivables and other assets	(274)	(339)
Change in payables and accruals	615	87
Change in accrued and deferred income taxes	(190)	(420)
Net realized capital losses	321	215
Net disbursements from investment contracts related to policyholder funds—international variable annuities	(1,287)	(556)
Net decrease in equity securities, trading	1,284	542
Depreciation and amortization	250	384
Loss on extinguishment of debt	910	—
Other operating activities, net	(147)	(299)
Net cash provided by operating activities	1,236	964
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	25,121	18,076
Fixed maturities, fair value option	153	1
Equity securities, available-for-sale	165	122
Mortgage loans	159	228
Partnerships	84	106
Payments for the purchase of:
Fixed maturities, available-for-sale	(24,484)	(17,295)
Fixed maturities, fair value option	—	(534)
Equity securities, available-for-sale	(55)	(192)
Mortgage loans	(1,307)	(1,075)
Partnerships	(588)	(128)
Proceeds from business sold	—	278
Derivatives, net	(816)	(300)
Change in policy loans, net	45	(7)
Other investing activities, net	(28)	(87)
Net cash used for investing activities	(1,551)	(807)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	6,218	5,840
Withdrawals and other deductions from investment and universal life-type contracts	(12,094)	(11,701)
Net transfers from separate accounts related to investment and universal life-type contracts	5,058	5,649
Repayments at maturity or settlement of consumer notes	(60)	(14)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	1,560	—
Repurchase of warrants	(300)	—
Repayment of long-term debt	(2,133)	—
Proceeds from the issuance of long-term debt	2,123	—
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	1	2
Treasury stock acquired	(154)	—
Dividends paid on preferred stock	(21)	(21)
Dividends paid on common stock	(89)	(64)
Changes in bank deposits and payments on bank advances	—	(10)
Net cash provided by (used for) financing activities	109	(319)
Foreign exchange rate effect on cash	(37)	(2)
Net decrease in cash	(243)	(164)
Cash – beginning of period	2,581	2,062
Cash – end of period	$2,338	$1,898
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(446)	$246
Interest paid	$241	$250
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
On March 21, 2012, the Company announced the completion of its businesses and strategy evaluation. As a result of this review, the Company announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary.
On April 26, 2012, the Company announced that it had entered into an agreement to sell its U.S. individual annuity new business capabilities to a third party. A purchase and sale agreement was entered into with Forethought Financial Group in mid-June 2012 and the anticipated transaction closing date is in late 2012 or early 2013. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.
On July 31, 2012, the Company entered into an agreement to sell Woodbury Financial Services to a third party. The transaction is expected to close by the end of 2012, pending regulatory approval.
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
The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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
The effect of adoption of this accounting standard on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations was as follows:

	December 31, 2011
	As previously reported	Effect of change	As currently reported
Deferred policy acquisition costs and present value of future profits	$8,744	$(2,188)	$6,556
Deferred income taxes, net	$1,398	$733	$2,131
Other liabilities	$8,443	$(31)	$8,412
Retained earnings	$12,519	$(1,518)	$11,001
Accumulated other comprehensive income, net of tax	$1,157	$94	$1,251
Total stockholders’ equity	$22,910	$(1,424)	$21,486

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

	Three Months Ended June 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$835	$(243)	$592
Insurance operating costs and other expenses	$1,224	$228	$1,452
Income (loss) from continuing operations before income taxes	$(165)	$15	$(150)
Income tax expense (benefit)	$(269)	$6	$(263)
Net income (loss)	$24	$9	$33
Net income available to common shareholders	$13	$9	$22
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.21	$0.02	$0.23
Diluted	$0.19	$0.02	$0.21
Net income available to common shareholders per common share
Basic	$0.03	$0.02	$0.05
Diluted	$0.03	$0.02	$0.05

	Six Months Ended June 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$1,499	$(457)	$1,042
Insurance operating costs and other expenses	$2,344	$462	$2,806
Income (loss) from continuing operations before income taxes	$242	$(5)	$237
Income tax expense (benefit)	$(211)	$(4)	$(215)
Net income (loss)	$535	$(1)	$534
Net income available to common shareholders	$514	$(1)	$513
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.97	$—	$0.97
Diluted	$0.89	$—	$0.89
Net income available to common shareholders per common share
Basic	$1.16	$(0.01)	$1.15
Diluted	$1.06	$—	$1.06
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tax expense (benefit) at U.S. Federal statutory rate	$(87)	$(53)	$(86)	$83
Tax-exempt interest	(35)	(38)	(71)	(75)
Dividends-received deduction	(30)	(90)	(63)	(127)
Valuation allowance	6	(89)	(14)	(91)
Other	(3)	7	(10)	(5)
Income tax benefit	$(149)	$(263)	$(244)	$(215)
The current year separate account dividends-received deduction (“DRD”) is estimated based on information from the prior year-end, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received by the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company evaluates its DRD computations on a quarterly basis.
The Company’s unrecognized tax benefits were unchanged during the three and six months ended June 30, 2012, remaining at $48 as of June 30, 2012. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Internal Revenue Service (“IRS”) routinely audits the Company's federal income tax returns. Audits have concluded for all years through 2006. The audit of the years 2007—2009 commenced during 2010 and is expected to conclude by the end of 2012.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance, which related predominantly to foreign net operating losses, was $70 as of June 30, 2012 and $84 as of December 31, 2011. In evaluating the need for a valuation allowance, management considers many factors, including: future taxable temporary differences reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, and other tax planning strategies.
The Company’s June 30, 2012 $1.8 billion net deferred tax asset includes $2.8 billion relating to items treated as ordinary for federal income tax purposes, and a $1.0 billion net deferred tax liability for items classified as capital in nature. The $1.0 billion for capital items is comprised of $685 of gross deferred tax assets related to realized capital losses and $1.7 billion of gross deferred tax liabilities related to net unrealized capital gains.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2012	2011	2012	2011
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$(100)	$113	$(3)	$452
Less: Preferred stock dividends	11	11	21	21
Income (loss) from continuing operations, net of tax, available to common shareholders	(111)	102	(24)	431
Add: Dilutive effect of preferred stock dividends	—	—	—	—
Income (loss) from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$(111)	$102	$(24)	$431
Income (loss) from discontinued operations, net of tax	$(1)	$(80)	$(2)	$82
Net income (loss)
Net income (loss)	$(101)	$33	$(5)	$534
Less: Preferred stock dividends	11	11	21	21
Net income (loss) available to common shareholders	(112)	22	(26)	513
Add: Dilutive effect of preferred stock dividends	—	—	—	21
Net income (loss) available to common shareholders and assumed conversion of preferred shares	$(112)	$22	$(26)	$534
Shares
Weighted average common shares outstanding, basic	438.2	445.1	439.4	444.9
Dilutive effect of warrants	—	36.3	—	38.6
Dilutive effect of stock compensation plans	—	1.0	—	1.4
Dilutive effect of mandatory convertible preferred shares	—	—	—	20.7
Weighted average shares outstanding and dilutive potential common shares	438.2	482.4	439.4	505.6
Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.25)	$0.23	$(0.05)	$0.97
Income (loss) from discontinued operations, net of tax	(0.01)	(0.18)	(0.01)	0.18
Net income (loss) available to common shareholders	$(0.26)	$0.05	$(0.06)	$1.15
Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.25)	$0.21	$(0.05)	$0.89
Income (loss) from discontinued operations, net of tax	(0.01)	(0.16)	(0.01)	0.17
Net income (loss) available to common shareholders	$(0.26)	$0.05	$(0.06)	$1.06

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) Per Common Share (continued)
As a result of the losses available to common shareholders for the three months ended June 30, 2012, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 25.1 million, stock compensation plans of 1.5 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 21.0 million, would have been antidilutive to the earnings per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 485.8 million.
As a result of the losses available to common shareholders for the six months ended June 30, 2012, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 25.7 million, stock compensation plans of 1.8 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 21.0 million, would have been antidilutive to the earnings per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 487.9 million.
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
The declaration of a quarterly common stock dividend of $0.10 during the first and second quarter of 2012 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at June 30, 2012, March 31, 2012 and December 31, 2011 was $9.649, $9.676 and $9.699, respectively.
In addition, the declaration of a quarterly common stock dividend in the first quarter of 2012 triggered a provision in The Hartford’s Fixed Conversion Rate Agreement, relating to the Company’s mandatory convertible preferred stock, resulting in an adjustment to the minimum conversion rate to 29.8831 from 29.536 shares of Common Stock per share of Series F Preferred Stock and the maximum conversion rate to 36.4596 from 36.036 shares of Common Stock per share of Series F Preferred Stock.
On March 30, 2012 the Company entered into an agreement with Allianz and repurchased the outstanding Series B and Series C warrants. As a result, Allianz no longer holds potentially dilutive outstanding warrants. See Note 15 for additional information regarding the warrant repurchase.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information
The Company is organized into four divisions: Commercial Markets, Consumer Markets, Wealth Management and Runoff Operations and conducts business principally in eight reporting segments, as well as a Corporate category. Starting in the second quarter of 2012, financial results for the Individual Annuity segment have been reported in the Life Other Operations segment and segment data for prior reporting periods has been adjusted accordingly. The Company’s reporting segments as of June 30, 2012 are as follows:
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
Runoff Operations
Life Other Operations
Life Other Operations includes the Company's management of certain life operations that have discontinued writing new business encompassing U.S. individual, international (primarily in Japan and Europe) and institutional annuity products and private placement life insurance.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss)	2012	2011	2012	2011
Property & Casualty Commercial	$149	$118	$338	$441
Group Benefits	35	41	53	52
Consumer Markets	(50)	(172)	58	(64)
Individual Life	36	46	55	64
Retirement Plans	(2)	27	16	32
Mutual Funds	18	27	38	55
Life Other Operations	406	261	199	334
Property & Casualty Other Operations	(15)	(164)	12	(143)
Corporate	(678)	(151)	(774)	(237)
Net income (loss)	$(101)	$33	$(5)	$534

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2012	2011	2012	2011
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$737	$685	$1,470	$1,350
Property	126	134	251	269
Automobile	146	145	292	291
Package business	289	285	581	568
Liability	136	134	277	269
Fidelity and surety	51	54	103	109
Professional liability	67	80	135	159
Total Property & Casualty Commercial	1,552	1,517	3,109	3,015
Group Benefits
Group disability	439	516	882	993
Group life and accident	478	511	957	1,028
Other	49	49	99	99
Total Group Benefits	966	1,076	1,938	2,120
Consumer Markets
Automobile	630	657	1,262	1,329
Homeowners	274	282	551	566
Total Consumer Markets [1]	904	939	1,813	1,895
Individual Life
Variable life	85	91	172	182
Universal life	122	109	248	215
Term / Other life	13	12	27	24
Total Individual Life	220	212	447	421
Retirement Plans
401(k)	81	88	165	172
Government plans	13	13	25	26
Total Retirement Plans	94	101	190	198
Mutual Funds
Non-Proprietary	134	161	270	323
Proprietary	14	14	29	30
Total Mutual Funds	148	175	299	353
Life Other Operations	587	690	1,199	1,384
Property & Casualty Other Operations	(2)	—	(2)	—
Corporate	45	54	97	106
Total earned premiums, fees, and other considerations	4,514	4,764	9,090	9,492
Net investment income:
Securities available-for-sale and other	1,097	1,104	2,167	2,212
Equity securities, trading	(1,687)	(597)	1,179	206
Total net investment income	(590)	507	3,346	2,418
Net realized capital gains (losses)	589	69	(321)	(334)
Other revenues	61	61	120	125
Total revenues	$4,574	$5,401	$12,235	$11,701

[1]
For the three months ended June 30, 2012 and 2011, AARP members accounted for earned premiums of $671 and $694, respectively. For the six months ended June 30, 2012 and 2011, AARP members accounted for earned premiums of $1.3 billion and $1.4 billion, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the three and six months ended June 30, 2012, transfers of $781 and $919, respectively, from Level 1 to Level 2 occurred, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. No transfers from Level 2 to 1 occurred during the three and six months ended June 30, 2012. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities (“ABS”)	$3,002	$—	$2,679	$323
Collateralized debt obligations ("CDOs")	3,037	—	2,137	900
Commercial mortgage-backed securities ("CMBS")	6,346	—	5,360	986
Corporate	42,983	—	41,178	1,805
Foreign government/government agencies	3,598	—	3,543	55
States, municipalities and political subdivisions (“Municipal”)	14,125	—	13,475	650
Residential mortgage-backed securities ("RMBS")	6,981	—	5,773	1,208
U.S. Treasuries	5,155	1,080	4,075	—
Total fixed maturities	85,227	1,080	78,220	5,927
Fixed maturities, FVO	1,165	—	672	493
Equity securities, trading	29,215	1,902	27,313	—
Equity securities, AFS	851	328	437	86
Derivative assets
Credit derivatives	(19)	—	(29)	10
Equity derivatives	28	—	—	28
Foreign exchange derivatives	293	—	293	—
Interest rate derivatives	310	—	222	88
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	213	—	11	202
U.S. macro hedge program	70	—	—	70
International program hedging instruments	565	—	362	203
Other derivative contracts	26	—	—	26
Total derivative assets [1]	1,486	—	859	627
Short-term investments	5,154	309	4,845	—
Reinsurance recoverable for U.S. GMWB	376	—	—	376
Separate account assets [2]	141,110	102,608	37,167	1,335
Total assets accounted for at fair value on a recurring basis	$264,584	$106,227	$149,513	$8,844
Percentage of level to total	100%	40%	57%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(2,203)	$—	$—	$(2,203)
International guaranteed withdrawal benefits	(53)	—	—	(53)
International other guaranteed living benefits	(4)	—	—	(4)
Equity linked notes	(10)	—	—	(10)
Total other policyholder funds and benefits payable	(2,270)	—	—	(2,270)
Derivative liabilities
Credit derivatives	(494)	—	(45)	(449)
Equity derivatives	25	—	—	25
Foreign exchange derivatives	213	—	213	—
Interest rate derivatives	(622)	—	(468)	(154)
U.S. GMWB hedging instruments	597	—	43	554
U.S. macro hedge program	110	—	—	110
International program hedging instruments	23	—	65	(42)
Total derivative liabilities [3]	(148)	—	(192)	44
Other Liabilities	(29)	—	—	(29)
Consumer notes [4]	(4)	—	—	(4)
Total liabilities accounted for at fair value on a recurring basis	$(2,451)	$—	$(192)	$(2,259)

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

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of June 30, 2012 and December 31, 2011, $337 and $1.4 billion, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Approximately $3.6 billion and $4.0 billion of investment sales receivable that are not subject to fair value accounting are excluded as of June 30, 2012 and December 31, 2011, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2012 and December 31, 2011, 99% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following table presents information about significant unobservable inputs used in Level 3 assets measured at fair value.

Securities	As of June 30, 2012
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs (Weighted Average) [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$986	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	300bps - 3,136bps (1,087bps)	Decrease
Corporate [3]	802	Discounted cash flows	Spread	87bps - 790bps (344bps)	Decrease
Municipal	650	Discounted cash flows	Spread	88bps - 496bps (237bps)	Decrease
RMBS	1,208	Discounted cash flows	Spread	54bps - 1,900bps (635bps)	Decrease
			Constant prepayment rate	0% -12% (2%)	Decrease [4]
			Constant default rate	1% - 28% (9%)	Decrease
			Loss severity	45% - 100% (77%)	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

Freestanding Derivatives	As of June 30, 2012
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$53	Option model	Equity volatility	14% – 25%	Increase
Interest rate derivative
Interest rate swaps	(90)	Discounted cash flows	Swap curve beyond 30 years	2.5%	Increase
Long interest rate swaptions	24	Option model	Interest rate volatility	22% – 39%	Increase
U.S. GMWB hedging instruments
Equity options	428	Option model	Equity volatility	25% – 34%	Increase
Customized swaps	328	Discounted cash flows	Equity volatility	10% – 50%	Increase
U.S. macro hedge program
Equity options	180	Option model	Equity volatility	23% – 33%	Increase
International program hedging
Equity options	192	Option model	Equity volatility	20% – 30%	Increase
Short interest rate swaptions	(31)	Option model	Interest rate volatility	27% – 40%	Decrease

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and six months ended June 30, 2012, no significant adjustments were made by the Company to broker prices received.
Product Derivatives
The Company currently offers and subsequently reinsures certain variable annuity products with GMWB riders in the U.S., and formerly in the U.K. and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $16 and $1, for the three months ended June 30, 2012 and 2011, respectively, and $(33) and $0 for the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011 the credit standing adjustment was $47 and $80, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder behavior assumption updates for the three months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011 the behavior risk margin was $361 and $419, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $(4) and $4, for the three months ended June 30, 2012 and 2011, respectively and $9 and $29 for the six months ended June 30, 2012 and 2011.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three and six months ended June 30, 2012 and 2011, for the financial instruments classified as Level 3.
For the three months ended June 30, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2012	$299	$903	$1,001	$1,994	$55	$625	$1,109	$5,986	$508
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	(3)	(29)	—	—	—	17	(16)	(6)
Included in OCI [3]	24	13	36	(13)	2	35	21	118	—
Purchases	25	—	1	31	—	63	203	323	—
Settlements	(3)	(13)	(38)	(33)	(1)	—	(37)	(125)	—
Sales	(3)	—	(71)	(1)	(1)	(65)	(105)	(246)	(9)
Transfers into Level 3 [4]	—	—	151	120	—	—	—	271	—
Transfers out of Level 3 [4]	(18)	—	(65)	(293)	—	(8)	—	(384)	—
Fair value as of June 30, 2012	$323	$900	$986	$1,805	$55	$650	$1,208	$5,927	$493
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(2)	$(3)	$—	$—	$—	$—	$—	$(5)	$20

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2012	$89	$(474)	$39	$(57)	$594	$173	$115	$27	$417
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	8	36	3	(11)	139	7	58	(1)	231
Included in OCI [3]	(4)	—	—	2	—	—	—	—	2
Purchases	12	—	11	—	23	—	(12)	—	22
Settlements	—	—	—	—	—	—	—	—	—
Sales	(19)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	(1)	—	—	—	—	—	—	(1)
Fair value as of June 30, 2012	$86	$(439)	$53	$(66)	$756	$180	$161	$26	$671
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$8	$36	$3	$(11)	$139	$7	$55	$(1)	$228

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of March 31, 2012	$308	$1,346
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	62	16
Included in OCI [3]	—	—
Purchases	—	24
Settlements	6	—
Sales	—	(58)
Transfers into Level 3 [4]	—	14
Transfers out of Level 3 [4]	—	(7)
Fair value as of June 30, 2012	$376	$1,335
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$62	$4

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of March 31, 2012	$(1,683)	$(37)	$(1)	$(10)	$(1,731)	$(21)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(484)	(14)	(2)	—	(500)	(8)	—
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(36)	(2)	(1)	—	(39)	—	—
Fair value as of June 30, 2012	$(2,203)	$(53)	$(4)	$(10)	$(2,270)	$(29)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(484)	$(14)	$(2)	$—	$(500)	$(8)	$—
For the six months ended June 30, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$361	$368	$588	$2,255	$49	$437	$1,063	$5,121	$495
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	(1)	(34)	(3)	—	—	24	(15)	21
Included in OCI [3]	33	76	59	(3)	2	24	47	238	—
Purchases	25	—	13	165	7	275	283	768	—
Settlements	(38)	(23)	(70)	(53)	(2)	—	(70)	(256)	—
Sales	(15)	(3)	(71)	(54)	(1)	(65)	(139)	(348)	(23)
Transfers into Level 3 [4]	—	483	601	322	—	—	—	1,406	—
Transfers out of Level 3 [4]	(42)	—	(100)	(824)	—	(21)	—	(987)	—
Fair value as of June 30, 2012	$323	$900	$986	$1,805	$55	$650	$1,208	$5,927	$493
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(2)	$(3)	$(1)	$—	$—	$—	$(3)	$(9)	$35

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$93	$(561)	$40	$(58)	$883	$357	$35	$28	$724
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	11	128	(14)	(10)	(173)	(177)	143	(2)	(105)
Included in OCI [3]	(4)	—	—	2	—	—	—	—	2
Purchases	14	—	46	—	23	—	(65)	—	4
Settlements	—	(5)	(19)	—	—	—	40	—	16
Sales	(28)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	(1)	—	—	23	—	8	—	30
Fair value as of June 30, 2012	$86	$(439)	$53	$(66)	$756	$180	$161	$26	$671
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$8	$116	$(2)	$(10)	$(173)	$(176)	$140	$(2)	$(107)

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2012	$443	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(81)	33
Included in OCI [3]	—	—
Purchases	—	239
Settlements	14	—
Sales	—	(401)
Transfers into Level 3 [4]	—	454
Transfers out of Level 3 [4]	—	(21)
Fair value as of June 30, 2012	$376	$1,335
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(81)	$10

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(2,538)	$(66)	$(5)	$(9)	$(2,618)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	412	16	3	(1)	430	(20)	—
Included in OCI [3]	—	1	—	—	1	—	—
Settlements	(77)	(4)	(2)	—	(83)	—	—
Fair value as of June 30, 2012	$(2,203)	$(53)	$(4)	$(10)	$(2,270)	$(29)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$412	$16	$3	$(1)	$430	$(20)	$—
 For the three months ended June 30, 2011

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2011	$446	$2,674	$741	$2,096	$63	$276	$1,124	$7,420	$579
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	—	13	(6)	—	—	—	6	(22)
Included in OCI [3]	17	10	34	27	1	9	(16)	82	—
Purchases	—	—	—	35	—	—	25	60	—
Settlements	(7)	(43)	(20)	(42)	(1)	—	(33)	(146)	(1)
Sales	(2)	(66)	(193)	(61)	(3)	(2)	—	(327)	—
Transfers into Level 3 [4]	19	—	79	78	—	—	14	190	—
Transfers out of Level 3 [4]	(20)	—	—	(17)	(9)	(3)	—	(49)	—
Fair value as of June 30, 2011	$452	$2,575	$654	$2,110	$51	$280	$1,114	$7,236	$556
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(1)	$—	$13	$(6)	$—	$—	$—	$6	$(22)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2011	$80	$(382)	$5	$9	$488	$123	$2	$31	$276
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(17)	1	(2)	60	(17)	(1)	(1)	23
Included in OCI [3]	2	—	—	—	—	—	—	—	—
Purchases	24	—	—	—	—	180	5	—	185
Settlements	—	(3)	—	—	—	(35)	—	—	(38)
Sales	(1)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(5)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2011	$100	$(402)	$6	$7	$548	$251	$6	$30	$446
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$—	$(19)	$1	$(2)	$52	$—	$(3)	$(1)	$28

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of March 31, 2011	$224	$1,207
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	4	5
Included in OCI [3]	—	—
Purchases	—	(94)
Settlements	9	—
Sales	—	(22)
Transfers into Level 3 [4]	—	3
Transfers out of Level 3 [4]	—	(31)
Fair value as of June 30, 2011	$237	$1,068
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$4	$4

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of March 31, 2011	$(1,301)	$(23)	$3	$(10)	$(1,331)	$(51)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(80)	(4)	(2)	—	(86)	7	1
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(39)	(3)	(1)	—	(43)	—	—
Fair value as of June 30, 2011	$(1,420)	$(30)	$—	$(10)	$(1,460)	$(44)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(80)	$(4)	$(2)	$—	$(86)	$7	$1
For the six months ended June 30, 2011

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489	$522
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(6)	(15)	11	(28)	—	—	(9)	(47)	36
Included in OCI [3]	37	123	147	19	1	9	25	361	—
Purchases	—	—	—	52	2	—	25	79	—
Settlements	(18)	(78)	(30)	(73)	(2)	—	(67)	(268)	(2)
Sales	(2)	(66)	(315)	(134)	(5)	(2)	(16)	(540)	—
Transfers into Level 3 [4]	68	30	152	273	11	4	14	552	—
Transfers out of Level 3 [4]	(104)	—	—	(128)	(12)	(3)	(143)	(390)	—
Fair value as of June 30, 2011	$452	$2,575	$654	$2,110	$51	$280	$1,114	$7,236	$556
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(6)	$(15)	$11	$(28)	$—	$—	$(9)	$(47)	$36

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging Instr.	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$154	$(390)	$4	$(53)	$600	$203	$5	$32	$401
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(10)	(6)	2	(5)	(59)	(97)	(4)	(2)	(171)
Included in OCI [3]	1	—	—	—	—	—	—	—	—
Purchases	37	1	—	64	23	180	5	—	273
Settlements	—	(7)	—	1	(16)	(35)	—	—	(57)
Sales	(1)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(81)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2011	$100	$(402)	$6	$7	$548	$251	$6	$30	$446
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(10)	$(8)	$2	$(3)	$(61)	$(80)	$(5)	$(2)	$(157)

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2011	$280	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(61)	24
Included in OCI [3]	—	—
Purchases	—	34
Settlements	18	—
Sales	—	(169)
Transfers into Level 3 [4]	—	12
Transfers out of Level 3 [4]	—	(80)
Fair value as of June 30, 2011	$237	$1,068
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$(61)	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(1,611)	$(36)	$3	$(9)	$(1,653)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	268	11	(1)	—	278	(7)	1
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(77)	(5)	(2)	(1)	(85)	—	—
Fair value as of June 30, 2011	$(1,420)	$(30)	$—	$(10)	$(1,460)	$(44)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2011 [2] [7]	$268	$11	$(1)	$—	$278	$(7)	$1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Assets
Fixed maturities, FVO
Corporate	$(1)	$2	$—	$14
CRE CDOs	(10)	(25)	9	21
Foreign government	20	17	(29)	11
Other liabilities
Credit-linked notes	(8)	7	(20)	(7)
Total realized capital gains (losses)	$1	$1	$(40)	$39
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	June 30, 2012	December 31, 2011
Assets
Fixed maturities, FVO
ABS	$65	$65
CRE CDOs	229	225
Corporate	266	272
Foreign government	605	766
Total fixed maturities, FVO	$1,165	$1,328
Other liabilities
Credit-linked notes [1]	$29	$9

[1]	As of June 30, 2012 and December 31, 2011, the outstanding principal balance of the notes was $243.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,956	$2,156	$2,001	$2,153
Mortgage loans	Level 3	6,875	7,211	5,728	5,977
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$10,077	$10,207	$10,343	$11,238
Senior notes [2]	Level 2	6,025	6,387	4,481	4,623
Junior subordinated debentures [2]	Level 2	1,100	1,173	500	498
Private placement junior subordinated debentures [2]	Level 3	—	—	1,235	1,932
Consumer notes [3]	Level 3	250	257	310	305

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2011.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

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

•	Fair values for private placement junior subordinated debentures are based primarily on market quotations from independent third party brokers.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OTTI losses recognized in OCI	$(8)	$(8)	$(15)	$(72)
Changes in fair value and/or sales	24	3	34	67
Tax and deferred acquisition costs	(3)	1	(14)	6
Change in OTTI losses recognized in OCI	$13	$(4)	$5	$1

The Company’s evaluation of whether a credit impairment exists for debt securities includes, but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value (“LTV”) ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
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
Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$246	$261	$505	$322
Gross losses on sales	(159)	(98)	(256)	(231)
Net OTTI losses recognized in earnings	(98)	(23)	(127)	(78)
Valuation allowances on mortgage loans	—	26	1	23
Japanese fixed annuity contract hedges, net [1]	2	6	(18)	(11)
Periodic net coupon settlements on credit derivatives/Japan	4	(2)	(1)	(9)
Results of variable annuity hedge program
GMWB derivatives, net	(115)	(33)	70	23
U.S. macro hedge program	6	(17)	(183)	(101)
Total U.S. program	(109)	(50)	(113)	(78)
International program	753	52	(466)	(267)
Total results of variable annuity hedge program	644	2	(579)	(345)
Other, net [2]	(50)	(103)	154	(5)
Net realized capital gains (losses)	$589	$69	$(321)	$(334)

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
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains (losses) in AOCI were $(11) and $122 , respectively, for the three and six months ended June 30, 2012 and $140 and $13 for the three and six months ended June 30, 2011, respectively. Proceeds from sales of AFS securities totaled $10.7 billion and $23.4 billion for the three and six months ended June 30, 2012, respectively, and $10.1 billion and $17.5 billion for the three and six months ended June 30, 2011, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2012	2011	2012	2011
Balance as of beginning of period	$(1,530)	$(2,003)	$(1,676)	$(2,072)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(4)	(8)	(16)	(36)
Securities previously impaired	(5)	(8)	(10)	(25)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	128	83	288	192
Securities due to an increase in expected cash flows	4	3	7	8
Balance as of end of period	$(1,407)	$(1,933)	$(1,407)	$(1,933)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$3,190	$59	$(247)	$3,002	$(3)	$3,430	$55	$(332)	$3,153	$(7)
CDOs [2]	3,311	45	(268)	3,037	(38)	2,819	16	(348)	2,487	(44)
CMBS	6,368	317	(339)	6,346	(17)	7,192	271	(512)	6,951	(31)
Corporate [2]	39,393	4,050	(460)	42,983	(2)	41,161	3,661	(739)	44,011	—
Foreign govt./govt. agencies	3,476	135	(13)	3,598	—	2,030	141	(10)	2,161	—
Municipal	13,068	1,100	(43)	14,125	—	12,557	775	(72)	13,260	—
RMBS	7,084	283	(386)	6,981	(108)	5,961	252	(456)	5,757	(105)
U.S. Treasuries	4,950	215	(10)	5,155	—	3,828	203	(2)	4,029	—
Total fixed maturities, AFS	80,840	6,204	(1,766)	85,227	(168)	78,978	5,374	(2,471)	81,809	(187)
Equity securities, AFS	859	71	(79)	851	—	1,056	68	(203)	921	—
Total AFS securities	$81,699	$6,275	$(1,845)	$86,078	$(168)	$80,034	$5,442	$(2,674)	$82,730	$(187)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2012 and December 31, 2011.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,240	$2,277
Over one year through five years	15,331	16,139
Over five years through ten years	15,641	16,905
Over ten years	27,675	30,540
Subtotal	60,887	65,861
Mortgage-backed and asset-backed securities	19,953	19,366
Total fixed maturities, AFS	$80,840	$85,227

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

	June 30, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$168	$167	$(1)	$1,110	$864	$(246)	$1,278	$1,031	$(247)
CDOs [1]	3	2	(1)	3,208	2,891	(267)	3,211	2,893	(268)
CMBS	400	366	(34)	2,143	1,838	(305)	2,543	2,204	(339)
Corporate	2,493	2,418	(75)	2,576	2,191	(385)	5,069	4,609	(460)
Foreign govt./govt. agencies	557	546	(11)	30	28	(2)	587	574	(13)
Municipal	699	689	(10)	232	199	(33)	931	888	(43)
RMBS	131	131	—	1,288	902	(386)	1,419	1,033	(386)
U.S. Treasuries	1,913	1,903	(10)	—	—	—	1,913	1,903	(10)
Total fixed maturities	6,364	6,222	(142)	10,587	8,913	(1,624)	16,951	15,135	(1,766)
Equity securities	183	178	(5)	369	295	(74)	552	473	(79)
Total securities in an unrealized loss	$6,547	$6,400	$(147)	$10,956	$9,208	$(1,698)	$17,503	$15,608	$(1,845)

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

As of June 30, 2012, AFS securities in an unrealized loss position, comprised of 2,415 securities, primarily related to commercial real estate, corporate securities within the financial services sector and RMBS which have experienced price deterioration. As of June 30, 2012, 79% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2012 was primarily attributable to credit spread tightening and declining interest rates.
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider than spreads at the security's respective purchase date for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	June 30, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$6,962	$(87)	$6,875	$5,830	$(102)	$5,728
Total mortgage loans	$6,962	$(87)	$6,875	$5,830	$(102)	$5,728

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of June 30, 2012 and December 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $548 and $621, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, as of June 30, 2012 and $74 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

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

	2012	2011
Balance as of January 1	$(102)	$(155)
(Additions)/Reversals	1	(27)
Deductions	14	11
Balance as of June 30	$(87)	$(171)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 65% as of June 30, 2012, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.05x as of June 30, 2012. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $5 and $50, respectively, as of June 30, 2012, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$566	1.45x	$707	1.45x
65% - 80%	2,811	1.76x	2,384	1.60x
Less than 65%	3,498	2.39x	2,637	2.40x
Total commercial mortgage loans	$6,875	2.05x	$5,728	1.94x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$148	2.2%	$94	1.6%
Middle Atlantic	499	7.3%	508	8.9%
Mountain	124	1.8%	125	2.2%
New England	336	4.9%	294	5.1%
Pacific	1,976	28.7%	1,690	29.5%
South Atlantic	1,434	20.9%	1,149	20.1%
West North Central	16	0.2%	30	0.5%
West South Central	414	6.0%	224	3.9%
Other [1]	1,928	28.0%	1,614	28.2%
Total mortgage loans	$6,875	100.0%	$5,728	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	June 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$179	2.6%	$249	4.3%
Industrial	2,065	30.1%	1,747	30.5%
Lodging	91	1.3%	93	1.6%
Multifamily	1,391	20.2%	1,070	18.7%
Office	1,404	20.4%	1,078	18.8%
Retail	1,494	21.7%	1,234	21.5%
Other	251	3.7%	257	4.6%
Total mortgage loans	$6,875	100.0%	$5,728	100.0%
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

	June 30, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$459	$438	$17	$491	$471	$29
Investment funds [4]	157	—	157	—	—	—
Limited partnerships	7	1	6	7	—	7
Total	$623	$439	$180	$498	$471	$36

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represents wholly-owned fixed income funds established in 2012 for which the Company has exclusive management and control of this investment which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $26 and $26, respectively as of June 30, 2012 and $28 and $28, respectively, as of December 31, 2011. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of June 30, 2012 and December 31, 2011, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report.
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
Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll agreements to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase and dollar roll agreements, the Company transfers U.S. government and government agency securities and receives cash as collateral. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll agreements are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $1.6 billion as of June 30, 2012. The obligation for securities sold under agreement to repurchase was $(1.6) billion as of June 30, 2012.

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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2012 and December 31, 2011, the notional amount of interest rate swaps in offsetting relationships was $7.5 billion and $7.8 billion, respectively.
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
U.S. GMWB product derivatives
The Company currently offers certain variable annuity products with a GMWB rider in the U.S. Effective May 1, 2012, all new U.S. annuity policies, including the GMWB rider, sold by the Company are reinsured to a third party. The GMWB is a bifurcated embedded derivative that provides the policyholder with a guaranteed remaining balance (“GRB”) if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The notional value of the embedded derivative is the GRB.
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
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Customized swaps	$8,142	$8,389	$329	$385
Equity swaps, options, and futures	5,621	5,320	385	498
Interest rate swaps and futures	4,390	2,697	96	11
Total	$18,153	$16,406	$810	$894
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	5,278	6,760	180	357
Total	$5,278	$6,819	$180	$357
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
The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Currency forwards [1]	$15,565	$8,622	$33	$446
Currency options	10,842	7,357	142	127
Equity futures	4,052	3,835	—	—
Equity options	4,111	1,565	178	74
Equity swaps [2]	1,910	392	21	(8)
Interest rate futures	983	739	—	—
Interest rate swaps and swaptions	26,523	11,216	214	111
Total	$63,986	$33,726	$588	$750

[1]
As of June 30, 2012 and December 31, 2011 net notional amounts are $5.0 billion and $7.2 billion, respectively, which include $10.3 billion and $7.9 billion, respectively, related to long positions and $5.3 billion and $0.7 billion, respectively, related to short positions.

[2]
As of June 30, 2012 the net notional amount is $0.3 billion, which includes $1.1 billion related to long positions and $0.8 billion related to short positions. As of December 31, 2011 the net notional amount of $0.4 billion related to long positions only.

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
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. For reporting purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $2.5 billion and $3.2 billion as of June 30, 2012, and December 31, 2011, respectively. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011	Jun 30, 2012	Dec 31, 2011
Cash flow hedges
Interest rate swaps	$8,286	$8,652	$328	$329	$328	$329	$—	$—
Foreign currency swaps	195	291	(17)	6	7	30	(24)	(24)
Total cash flow hedges	8,481	8,943	311	335	335	359	(24)	(24)
Fair value hedges
Interest rate swaps	1,091	1,007	(75)	(78)	—	—	(75)	(78)
Foreign currency swaps	185	677	57	(39)	57	63	—	(102)
Total fair value hedges	1,276	1,684	(18)	(117)	57	63	(75)	(180)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	9,335	10,144	(565)	(583)	595	531	(1,160)	(1,114)
Foreign exchange contracts
Foreign currency swaps and forwards	436	380	4	(12)	22	6	(18)	(18)
Japan 3Win foreign currency swaps	2,054	2,054	63	184	63	184	—	—
Japanese fixed annuity hedging instruments	1,907	1,945	399	514	415	540	(16)	(26)
Credit contracts
Credit derivatives that purchase credit protection	1,103	1,721	9	36	24	56	(15)	(20)
Credit derivatives that assume credit risk [1]	3,870	2,952	(527)	(648)	8	2	(535)	(650)
Credit derivatives in offsetting positions	9,272	8,189	(45)	(57)	153	164	(198)	(221)
Equity contracts
Equity index swaps and options	631	1,501	39	27	53	40	(14)	(13)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	31,802	34,569	(2,203)	(2,538)	—	—	(2,203)	(2,538)
U.S. GMWB reinsurance contracts	6,445	7,193	376	443	376	443	—	—
U.S. GMWB hedging instruments	18,153	16,406	810	894	954	1,022	(144)	(128)
U.S. macro hedge program	5,278	6,819	180	357	180	357	—	—
International program product derivatives [2]	2,573	2,710	(57)	(71)	—	—	(57)	(71)
International program hedging instruments	63,986	33,726	588	750	1,340	887	(752)	(137)
Other
Contingent capital facility put option	500	500	26	28	26	28	—	—
Total non-qualifying strategies	157,345	130,809	(903)	(676)	4,209	4,260	(5,112)	(4,936)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$167,102	$141,436	$(610)	$(458)	$4,601	$4,682	$(5,211)	$(5,140)
Balance Sheet Location
Fixed maturities, available-for-sale	$703	$703	$(50)	$(72)	$—	$—	$(50)	$(72)
Other investments	48,652	60,227	1,486	2,331	1,990	3,165	(504)	(834)
Other liabilities	76,837	35,944	(148)	(538)	2,235	1,074	(2,383)	(1,612)
Consumer notes	35	35	(4)	(4)	—	—	(4)	(4)
Reinsurance recoverables	6,445	7,193	376	443	376	443	—	—
Other policyholder funds and benefits payable	34,430	37,334	(2,270)	(2,618)	—	—	(2,270)	(2,618)
Total derivatives	$167,102	$141,436	$(610)	$(458)	$4,601	$4,682	$(5,211)	$(5,140)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•
The $64.0 billion notional amount related to the international program hedging instruments as of June 30, 2012, consisted of $57.9 billion of long positions and $6.1 billion of offsetting short positions, resulting in a net notional amount of $51.8 billion. The $33.7 billion notional amount as of December 31, 2011, consisted of $33.0 billion of long positions and $0.7 billion of offsetting short positions, resulting in a net notional amount of $32.3 billion. The increase in net notional of $19.5 billion primarily resulted from The Company increasing its hedging of interest rate exposure.

Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•
The fair value related to the international program hedging instruments decreased as a result an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•	The fair value related to the U.S. macro hedge program decreased due to an improvement in domestic equity markets, time decay, and lower equity volatility.

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Interest rate swaps	$176	$148	$143	$82	$—	$—	$—	$(2)
Foreign currency swaps	(24)	—	(29)	—	—	—	—	—
Total	$152	$148	$114	$82	$—	$—	$—	$(2)
Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2012	2011	2012	2011
Interest rate swaps	Net realized capital gain/(loss)	$1	$2	$6	$4
Interest rate swaps	Net investment income	38	31	74	63
Foreign currency swaps	Net realized capital gain/(loss)	(11)	3	(8)	8
Total		$28	$36	$72	$75

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
As of June 30, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $123. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years.
During the three months and six months ended June 30, 2012, the Company had $15 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three months and six months ended June 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(16)	$13	$(27)	$26	$(5)	$3	$(17)	$17
Foreign currency swaps
Net realized capital gain/(loss)	(11)	11	22	(22)	(2)	2	36	(36)
Benefits, losses and loss adjustment expenses	5	(5)	(1)	1	2	(2)	(9)	9
Total	$(22)	$19	$(6)	$5	$(5)	$3	$10	$(10)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(17)	$(4)	$(15)	$1
Foreign exchange contracts
Foreign currency swaps and forwards	32	(7)	27	(12)
Japan 3Win foreign currency swaps [1]	60	33	(121)	(25)
Japanese fixed annuity hedging instruments [2]	58	57	(70)	(5)
Credit contracts
Credit derivatives that purchase credit protection	5	(3)	(31)	(20)
Credit derivatives that assume credit risk	24	(14)	173	5
Equity contracts
Equity index swaps and options	3	2	(16)	2
Variable annuity hedge program
U.S. GMWB product derivatives	(484)	(80)	412	268
U.S. GMWB reinsurance contracts	62	4	(81)	(61)
U.S. GMWB hedging instruments	307	43	(261)	(184)
U.S. macro hedge program	6	(17)	(183)	(101)
International program product derivatives	(16)	(6)	19	10
International program hedging instruments	769	58	(485)	(277)
Other
Contingent capital facility put option	(1)	(1)	(3)	(3)
Total	$808	$65	$(635)	$(402)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(53) and $(49) for the three months ended June 30, 2012 and 2011, respectively, and $65 and $(7) for the six months ended June 30, 2012 and 2011, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(70) and $(63) for the three months ended June 30, 2012 and 2011, respectively, and $87 and $(10) for the six months ended June 30, 2012 and 2011, respectively.

For the three and six months ended June 30, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain for the three months ended June 30, 2012, associated with the international program hedging instruments was primarily driven by appreciation of the Japanese yen in relation to the euro and the U.S. dollar, a decrease in global and domestic equity markets, and a decrease in interest rates. The net loss for the six months ended June 30, 2012, associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
For the three months ended June 30, 2012, the net gain related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to appreciation of the Japanese yen in relation to the U.S. dollar. For the six months ended June 30, 2012 the net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

•
For the three months ended June 30, 2012 the net loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of an increase in equity and interest rate volatility and a general decrease in long-term interest rates. For the six months ended June 30, 2012 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of favorable policyholder behavior, partially offset by an increase in the domestic equity market and a credit standing adjustment.

For the three months ended June 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	For the three months ended June 30, 2011, the net gain related to the Japanese fixed annuity hedging instruments is primarily due to the U.S. dollar weakening in comparison to the Japanese yen.

•
For the three months ended June 30, 2011, the net gain associated with the international program hedging instruments is primarily due to a decline in Japanese interest rates and foreign currency movements. For the six months ended June 30, 2011, the net loss related to the international program hedging instruments is primarily the result of foreign currency movements and an improvement in the equity markets.

•
For the three months ended June 30, 2011, the loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, is primarily a result of a general decrease in long-term interest rates. For the six months ended June 30, 2011, the gain related to the combined U.S. GMWB hedging program is primarily due to a lower implied market volatility and outperformance of the underlying actively managed funds as compared to their respective indices.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2012 and December 31, 2011.
As of June 30, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,352	$(37)	3 years	Corporate Credit/ Foreign Gov.	A	$1,343	$(18)
Below investment grade risk exposure	160	(2)	1 year	Corporate Credit	BB-	144	(4)
Basket credit default swaps [4]
Investment grade risk exposure	4,391	(56)	4 years	Corporate Credit	BBB+	2,624	24
Investment grade risk exposure	525	(93)	5 years	CMBS Credit	BBB+	525	93
Below investment grade risk exposure	553	(429)	3 years	Corporate Credit	BBB	—	—
Embedded credit derivatives
Investment grade risk exposure	225	201	5 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	257	4 years	Corporate Credit	BB+	—	—
Total	$8,506	$(159)				$4,636	$95

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

[4]
Includes $4.9 billion and $4.2 billion as of June 30, 2012 and December 31, 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $533 as of both June 30, 2012 and December 31, 2011 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

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

Changes in the DAC balance are as follows:	Six Months Ended June 30,
	2012	2011
Balance, beginning of period, as currently reported	$6,556	$7,473
Deferred Costs	852	844
Amortization – DAC	(910)	(991)
Amortization – Unlock benefit (charge), pre-tax	35	(51)
Adjustments to unrealized gains and losses on securities available-for-sale and other	(159)	(25)
Effect of currency translation	(38)	7
Balance, end of period	$6,336	$7,257

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	112	65	53
Paid	(99)	(101)	—
Unlock	(102)	(4)	8
Currency translation adjustment	—	(35)	—
Liability balance as of June 30, 2012	$1,015	$900	$289
Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	65	5	(2)
Paid	(63)	(14)	—
Unlock	(49)	18	—
Currency translation adjustment	—	—	—
Reinsurance recoverable asset, as of June 30, 2012	$677	$49	$20

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	110	61	27
Paid	(95)	(76)	—
Unlock	(63)	2	—
Currency translation adjustment	—	2	—
Liability balance as of June 30, 2011	$1,005	$685	$140
Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	65	(3)	5
Paid	(65)	1	—
Unlock	(27)	6	—
Currency translation adjustment	—	—	—
Reinsurance recoverable asset, as of June 30, 2011	$659	$40	$35

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2012:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$20,104	$4,861	$1,086	69
With 5% rollup [2]	1,469	444	145	69
With Earnings Protection Benefit Rider (“EPB”) [3]	5,147	717	88	66
With 5% rollup & EPB	572	145	30	69
Total MAV	27,292	6,167	1,349
Asset Protection Benefit (“APB”) [4]	20,992	2,002	1,306	66
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	1,066	73	73	65
Reset [6] (5-7 years)	3,125	208	206	69
Return of Premium (“ROP”) [7]/Other	21,816	578	557	66
Subtotal U.S. GMDB	74,291	9,028	3,491	67
Less: General Account Value with U.S. GMDB	7,329
Subtotal Separate Account Liabilities with U.S. GMDB	66,962
Separate Account Liabilities without U.S. GMDB	77,700
Total Separate Account Liabilities	$144,662
Japan GMDB [9], [11]	$27,977	$9,477	$8,236	70
Japan GMIB [9], [11]	$26,119	$6,470	$6,470	70

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

[2]
Rollup GMDB is the greatest of the MAV, current AV, net premium paid and premiums (adjusted for withdrawals) accumulated at generally 5% simple interest up to the earlier of age 80 years or 100% of adjusted premiums.

[3]
EPB GMDB is the greatest of the MAV, current AV, or contract value plus a percentage of the contract’s growth. The contract’s growth is AV less premiums net of withdrawals, subject to a cap of 200% of premiums net of withdrawals.

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV, net premiums paid, or for certain contracts a benefit amount that ratchets over time, generally based on market performance.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 years (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV or net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years . The GRB related to the Japan GMIB was $31.9 billion and $34.1 billion as of June 30, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $652 as of June 30, 2012 and $701 as of December 31, 2011. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of June 30, 2012, 55% of the GMDB RNAR and 66% of the GMIB NAR is reinsured to a Hartford affiliate.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2012	As of December 31, 2011
Equity securities (including mutual funds)	$60,286	$61,472
Cash and cash equivalents	6,676	7,516
Total	$66,962	$68,988
As of June 30, 2012 and December 31, 2011, approximately 17% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 83%, respectively, were invested in equity securities.
See Note 4 for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.
8. Sales Inducements

Changes in sales inducement activity are as follows:	Six Months Ended June 30,
	2012	2011
Balance, January 1	$434	$459
Sales inducements deferred	6	9
Amortization—Unlock	(1)	(8)
Amortization charged to income	(16)	(20)
Balance, June 30	$423	$440

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, life and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2012, is $616. Of this $616 the legal entities have posted collateral of $597 in the normal course of business. Based on derivative market values as of June 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $52 to be posted as collateral. Based on derivative market values as of June 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $64 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $3.8 billion with a corresponding fair value of $78 as of June 30, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of June 30, 2012 these counterparties would owe the Company the derivatives fair value of $78. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the remaining two counterparties.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Employee Benefit Plans
On April 23, 2012, the Company, approved changes to its non-contributory, tax qualified defined benefit pension plan, to freeze participation and benefit accruals. As a result, employees will not accrue further benefits under the cash balance formula of the plan, although interest will continue to accrue to existing account balances. The freeze will be effective December 31, 2012. Compensation earned by employees up to December 31, 2012 shall be used for purposes of calculating benefits under the Plan but there will be no future benefit accruals after this date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The freeze also applies to The Hartford Excess Pension Plan II, the Company's non-qualified excess benefit plan for certain highly compensated employees, effective December 31, 2012. The Company announced these changes in April 2012.
As a result of these actions, the Company remeasured the pension benefit obligations of the affected plans effective April 30, 2012, causing an increase in the pension benefit obligation of $117 pre-tax with a decrease in accumulated other comprehensive income of $76 after-tax in the second quarter of 2012. The increase primarily reflects a decrease in the discount rates used to remeasure the pension plan obligation from 4.75% at December 31, 2011 to 4.50% at April 30, 2012, reflecting the change in market interest rates. The expected long-term rate of return of 7.3% remains unchanged from December 31, 2011. A curtailment of benefits occurs as a result of this action because it eliminates all future service for active employees in the domestic pension plans. Accordingly, the Company recognized an after-tax curtailment gain of $7 during the second quarter of 2012, which is the remaining unamortized prior service cost at April 30, 2012.
Effective January 1, 2013, the Company will increase benefits under The Hartford’s Investment and Savings Plan, its defined contribution 401(k) savings plan, and The Hartford Excess Savings Plan. The Company's contributions will be increased to include a non-elective contribution of 2% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.00% of eligible compensation contributed by the employee each pay period. Eligible compensation will be expanded to include overtime and bonuses. The plan will qualify for a “safe harbor” from annual discrimination testing. Currently, employee contributions of up to 6.00% of base pay are matched at a 50% rate, by the Company. Additionally, in 2012, employees who had earnings of less than $110,000 in the preceding year receive a floor contribution of 1.5% of base pay and employees who had earnings of $110,000 or more in the preceding year receive a floor contribution of 0.5% of base pay.
Also, in April 2012 changes to the Company's other postretirement medical, dental and life insurance coverage plans ("other postretirement plans") were approved to no longer provide subsidized coverage for current employees who retire on or after January 1, 2014. The Company announced these changes in April 2012.
As a result of these actions, the Company remeasured the other postretirement benefit obligations effective April 30, 2012, causing a decrease in the other postretirement plans benefit liability of $111 pre-tax with an increase in accumulated other comprehensive income of $72 after-tax in the second quarter of 2012. The decrease is primarily a result of the plan change which eliminates benefits and service costs for all employees eligible to retire as of January 1, 2014 offset by a decrease in the discount rates used to remeasure the other postretirement plans obligations from 4.50% at December 31, 2011 to 4.00% at April 30, 2012 reflecting the change in market interest rates. A curtailment of benefits occurs as a result of this action because it eliminates all future service for active employees in the domestic other postretirement plans. Accordingly, the Company recognized an after-tax curtailment gain of less than $1, during the second quarter of 2012, which is the remaining unamortized prior service cost at April 30, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Employee Benefit Plans (continued)
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$24	$24	$1	$1
Interest cost	61	66	3	5
Expected return on plan assets	(78)	(75)	(3)	(4)
Amortization of prior service credit	(3)	(3)	(1)	—
Amortization of actuarial loss	66	42	—	—
Curtailment gain due to plan freeze	(11)	—	(1)	—
Net periodic benefit cost	$59	$54	$(1)	$2

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$50	$52	$2	$2
Interest cost	124	130	8	10
Expected return on plan assets	(156)	(149)	(7)	(7)
Amortization of prior service credit	(5)	(5)	(1)	—
Amortization of actuarial loss	119	79	—	—
Curtailment gain due to plan freeze	(11)	—	(1)	—
Net periodic benefit cost	$121	$107	$1	$5
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

	Three Months Ended June 30,		Six Months Ended June 30,
(After-tax)	2012	2011	2012	2011
Stock-based compensation plans expense	$13	$25	$53	$46
Income tax benefit	(4)	(9)	(18)	(16)
Total stock-based compensation plans expense	$9	$16	$35	$30
In 2010 and 2009, the Company issued awards that will ultimately be settled in cash. As a result, these awards are re-measured at the end of each reporting period until settlement.
The Company did not capitalize any cost of stock-based compensation. As of June 30, 2012, the total compensation cost related to non-vested awards not yet recognized was $109, which is expected to be recognized over a weighted average period of 2.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Fee income	$—	$1	$—	$1
Net investment income	—	3	—	11
Net realized capital losses	—	(1)	—	(5)
Other revenues	—	—	—	47
Total revenues	—	3	—	54
Benefits, losses and expenses
Insurance operating costs and other expenses	1	14	3	46
Total benefits, losses and expenses	1	14	3	46
Income (loss) before income taxes	(1)	(11)	(3)	8
Income tax expense (benefit)	—	(5)	(1)	2
Income (loss) from operations of discontinued operations, net of tax	(1)	(6)	(2)	6
Net realized capital gain (loss) on disposal, net of tax	—	(74)	—	76
Income (loss) from discontinued operations, net of tax	$(1)	$(80)	$(2)	$82
13. Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	June 30, 2012				December 31, 2011
	Gross	Accumulated Impairments	Discontinued Operations	Carrying Value	Gross	Accumulated Impairments	Discontinued Operations [1]	Carrying Value
Commercial Markets
Property and Casualty Commercial	$30	$(30)	$—	$—	$30	$(30)	$—	$—
Consumer Markets	119	—	—	119	119	—	—	119
Wealth Management
Individual Life	224	—	—	224	224	—	—	224
Retirement Plans	87	—	—	87	87	—	—	87
Mutual Funds	159	—	—	159	159	—	—	159
Total Wealth Management	470	—	—	470	470	—	—	470
Corporate	772	(355)	—	417	787	(355)	(15)	417
Total Goodwill	$1,391	$(385)	$—	$1,006	$1,406	$(385)	$(15)	$1,006

[1]	Represents goodwill written off related to Federal Trust Corporation which is currently recorded in discontinued operations.
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during the first and second quarters of 2012 for these two reporting units which resulted in no impairment of goodwill.
Retirement Plans continues to pass the first step by a significant margin and Individual Life passed step one with a margin of less than 10% between fair value and book value of the reporting unit as of June 30, 2012. The fair value of the Individual Life reporting unit is based on discounted cash flows using earnings projections on in force business and product sales. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, product sales, earnings projections or the weighted average cost of capital.
As the sales process progresses, information may become available that would cause the Company to re-evaluate the goodwill valuation associated with these reporting units.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt
Senior Notes
On April 5, 2012, the Company issued $1.55 billion aggregate principal amount of senior notes. The issuance consisted of $325 of 4% senior notes due 2017, $800 of 5.125% senior notes due 2022 and $425 of 6.625% senior notes due 2042 (collectively, the “Senior Notes”) for net proceeds of approximately $1.5 billion, after deducting underwriting discounts and offering expenses. The Senior Notes bear interest at their respective rate, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2012.
Junior Subordinated Debentures
On April 17, 2012, the Company (i) repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz SE (“Allianz”) (the “10% Debentures”) for $2.125 billion (plus a payment by the Company of unpaid interest on the 10% Debentures) and (ii) settled the repurchase of the Series B and Series C warrants held by Allianz to purchase shares of the Company’s common stock, see Note 15. In addition, the 10% Debentures replacement capital covenant (the “10% Debentures RCC”) was terminated on April 12, 2012 with the consent of the holders of a majority in aggregate principal amount of the Company’s outstanding 6.1% senior notes due 2041. Upon closing, the Company recognized a loss on extinguishment in the second quarter of 2012 of $587, after-tax, representing the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction. On April 5, 2012, the Company issued $600 aggregate principal amount of 7.875% fixed-to-floating rate junior subordinated debentures due 2042 (the “Debentures”) for net proceeds of approximately $586, after deducting underwriting discounts and offering expenses. The Company financed the repurchase of the 10% Debentures through the issuance of the Senior Notes and the Debentures.
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
The Company may elect to redeem the Debentures in whole at any time or in part from time to time on or after April 15, 2022, at a redemption price equal to the principal amount of the Debentures being redeemed plus accrued and unpaid interest to but excluding the date of redemption. If the Debentures are not redeemed in whole, at least $25 aggregate principal amount of the Debentures must remain outstanding after giving effect to such redemption. The Debentures may be redeemed in whole at any time prior to April 15, 2022, within 90 days of the occurrence of a tax event or rating agency event, at a redemption price equal to the greater of (i) the principal amount of the Debentures being redeemed, or (ii) the present value of the (a) outstanding principal and (b) remaining scheduled payments of interest that would have been payable from the redemption date to and including April 15, 2022 on the Debentures to be redeemed (not including any portion of such payments of interest accrued and unpaid to but excluding the redemption date), discounted from their respective interest payment dates to but excluding the redemption date at a discount rate equal to the Treasury Rate plus a spread of 0.7%, in each case, plus accrued and unpaid interest to but excluding the redemption date.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt (continued)
Revolving Credit Facility
In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of June 30, 2012, the Company was in compliance with all financial covenants under the Credit Facility.
15. Equity
During the six months ended June 30, 2012, the Company completed a $500 equity repurchase program authorized on July 27, 2011 by the Board of Directors that permitted for purchases of common stock, as well as warrants and other derivative securities. The repurchases in 2012 included 8.0 million common shares for $149, and the repurchase of all outstanding Series B and Series C warrants held by Allianz for $300.
On March 30, 2012 the Company repurchased all of the outstanding Series B and Series C warrants (collectively, the “warrants”) held by Allianz for $300. These warrants authorized Allianz to purchase 69,351,806 shares of the Company’s common stock at an exercise price of $25.23 per share. The repurchase was settled on April 17, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Restructuring and Other Costs
In addition to previously disclosed restructuring activities across several areas aimed at reducing overall expense levels, the Company also announced on March 21, 2012, the completion of its businesses and strategy evaluation. As a result of this review, the Company announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary.
On April 26, 2012, the Company announced that it had entered into an agreement to sell its U.S. individual annuity new business capabilities to a third party. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are being reinsured to a third party. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.
On July 31, 2012, the Company entered into an agreement to sell Woodbury Financial Services to a third party. The transaction is expected to close by the end of 2012, pending regulatory approval.
These plans will result in termination benefits to current employees, costs to terminate leases and other contracts and asset impairment charges. The Company intends to complete much of these restructuring activities over the next 12-18 months.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through June 30, 2012. Additional costs are expected to be incurred in subsequent quarters and such costs will be accrued when appropriate. Asset impairment charges have been recorded in the three months ended June 30, 2012 and will be recorded in subsequent quarters, as appropriate.
The total costs associated with restructuring and other as estimated to date, are expected to be approximately $180, pre-tax, with the additional costs attributable mainly to severance and other related costs and professional fees. Actual costs associated with restructuring may differ from these estimates as the Company executes on its operational and strategic initiatives.
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Severance benefits and related costs	$29	$—	$38	$—
Professional fees	13	—	13	—
Asset impairment charges	5	—	5	—
Other contract termination charges	1	—	1	—
Total restructuring and other costs	$48	$—	$57	$—
The following table presents restructuring costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,		Total Estimated Costs
	2012	2011	2012	2011
Commercial Markets	$4	$—	$4	$—	$11
Consumer Markets	1	—	1	—	3
Individual Life	7	—	7	—	22
Retirement Plans	4	—	4	—	15
Mutual Funds	1	—	1	—	4
Life Other Operations	3	—	3	—	11
Corporate	28	—	37	—	114
Total restructuring and other costs	$48	$—	$57	$—	$180
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Six Months Ended June 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$12	$—	$—	$5	$17
Accruals/provisions	38	13	5	1	57
Payments/ write-offs	(22)	(9)	(4)	(3)	(38)
Balance, end of period	$28	$4	$1	$3	$36

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Subsequent Events
On July 31, 2012 the Company announced it had entered into a definitive agreement to sell its Woodbury Financial Services broker dealer. The transaction is expected to generate a modest gain, with no material impact to the Company's 2013 earnings. The transaction is expected to close by the end of 2012, pending regulatory approvals.
On July 13, 2012, the Company closed the sale transaction with Philadelphia Financial Group, Inc. (“Philadelphia Financial”) whereby Philadelphia Financial acquired certain assets used to administer the Company's private placement life insurance (“PPLI”) businesses and will service the PPLI businesses. The Company retained certain corporate functions associated with this business as well as the mortality risk on the insurance policies. The Company recorded a deferred gain of $61 after-tax, which will be amortized over the estimated life of the underlying insurance policies. The deferred gain is not expected to have a material impact on the Company's results of operations in future periods. The assets and liabilities of the PPLI business are included in the Life Other Operations segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2012, compared with December 31, 2011, and its results of operations for the three months ended June 30, 2012, compared to the equivalent 2011 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2011 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Also, prior period amounts have been retrospectively reclassified to reflect discontinued operations, see Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on discontinued operations.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Earned premiums	$3,400	$3,545	(4%)	$6,842	$7,064	(3%)
Fee income	1,114	1,219	(9%)	2,248	2,428	(7%)
Net investment income (loss):
Securities available-for-sale and other	1,097	1,104	(1%)	2,167	2,212	(2%)
Equity securities, trading [1]	(1,687)	(597)	(183%)	1,179	206	NM
Total net investment income (loss)	(590)	507	NM	3,346	2,418	38%
Net realized capital gains (losses)	589	69	NM	(321)	(334)	4%
Other revenues	61	61	—%	120	125	(4%)
Total revenues	4,574	5,401	(15%)	12,235	11,701	5%
Benefits, losses and loss adjustment expenses	3,621	3,976	(9%)	6,659	7,154	(7%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	(1,686)	(597)	(182%)	1,178	206	NM
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	554	592	(6%)	875	1,042	(16%)
Insurance operating costs and other expenses	1,309	1,452	(10%)	2,621	2,806	(7%)
Loss on extinguishment of debt	910	—	—%	910	—	—%
Interest expense	115	128	(10%)	239	256	(7%)
Total benefits, losses and expenses	4,823	5,551	(13%)	12,482	11,464	9%
Income (loss) from continuing operations before income taxes	(249)	(150)	(66%)	(247)	237	NM
Income tax benefit	(149)	(263)	43%	(244)	(215)	(13%)
Income (loss) from continuing operations, net of tax	(100)	113	NM	(3)	452	NM
Income (loss) from discontinued operations, net of tax	(1)	(80)	99%	(2)	82	NM
Net income (loss)	$(101)	$33	NM	$(5)	$534	NM
Supplemental Operating Data
Income (loss) from continuing operations, net of tax, available to common shareholders per diluted common share	$(0.25)	$0.21	NM	$(0.05)	$0.89	NM
Net income (loss) available to common shareholders per diluted common share	(0.26)	0.05	NM	(0.06)	1.06	NM
Total revenues, excluding net investment income on equity securities, trading	6,261	5,998	4%	11,056	11,495	(4%)

	June 30,	December 31,
Summary of Financial Condition	2012	2011
Total assets	$303,977	$302,609
Total investments, excluding equity securities, trading	105,720	104,449
Total stockholders’ equity	21,961	21,486

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
Net income (loss) by segment	2012	2011	Increase (Decrease) From 2012 to 2011	2012	2011	Increase (Decrease) From 2012 to 2011
Property & Casualty Commercial	$149	$118	$31	$338	$441	$(103)
Group Benefits	35	41	(6)	53	52	1
Commercial Markets	184	159	25	391	493	(102)
Consumer Markets	(50)	(172)	122	58	(64)	122
Individual Life	36	46	(10)	55	64	(9)
Retirement Plans	(2)	27	(29)	16	32	(16)
Mutual Funds	18	27	(9)	38	55	(17)
Wealth Management	52	100	(48)	109	151	(42)
Life Other Operations	406	261	145	199	334	(135)
Property & Casualty Other Operations	(15)	(164)	149	12	(143)	155
Corporate	(678)	(151)	(527)	(774)	(237)	(537)
Total net income (loss)	$(101)	$33	$(134)	$(5)	$534	$(539)
Three months ended June 30, 2012 compared to the three months ended June 30, 2011
The decrease in net income (loss) from 2011 to 2012 was primarily due to the following items:

•
A loss on extinguishment of debt of $587, after-tax, recognized in the second quarter of 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.

•
An increase in the Unlock charge to $146, after-tax, in 2012 from $66, after-tax, in 2011. The Unlock charge in 2012 was primarily due to actual separate account returns being below our aggregated estimated returns. The Unlock charge in 2011 was driven by the impact of changes to the macro hedge program. For further discussion see Unlocks within the Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts section in Critical Accounting Estimates.

Partially offsetting the decrease in net income were the following items:

•
Net realized capital gains increased primarily due to the results of the international variable annuity hedge program. The gains resulted from appreciation of the yen, a decline in global and domestic equity markets, and a decrease in interest rates. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

•
Current accident year catastrophe losses of $189, after-tax, in 2012, primarily due to severe thunderstorms and hail events in the South, Midwest and Mid-Atlantic states, compared to $290, after-tax in 2011, primarily due to severe tornadoes and windstorms in the Midwest and South.

•
Net asbestos reserve strengthening of $31, after-tax, in 2012, compared to $189, after tax, in 2011 resulting from the Company's annual review of its asbestos liabilities. For further information, see Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011
The decrease in net income (loss) from 2011 to 2012 was primarily due to the following items:

•
A loss on extinguishment of debt of $587, after-tax, recognized in the second quarter of 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.

•
Income (loss) from discontinued operations, net of tax, decreased, primarily due to the realized capital gain on the sale of Specialty Risk Services of $150, after-tax, in the first quarter of 2011, which was partially offset by a loss of $74, after-tax, from the disposition of Federal Trust Corporation in the second quarter of 2011.

Partially offsetting the decrease in net income were the following items:

•
Current accident year catastrophe losses of $235, after-tax, in 2012, primarily due to severe thunderstorms, hail events, and tornadoes in the South, Midwest and Mid-Atlantic states, compared to $341, after-tax in 2011, primarily due to severe tornadoes and windstorms in the Midwest and South, as well as, winter storms in the Northeast and Midwest.

•
Net asbestos reserve strengthening of $31, after-tax, in 2012, compared to $189, after tax, in 2011 resulting from the Company's annual review of its asbestos liabilities. For further information, see Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

•
An Unlock benefit of $68, after-tax, in 2012, compared to an Unlock charge of $9, after-tax, in 2011. The Unlock benefit in 2012 was driven by actual separate account returns being above our aggregated estimated returns. The Unlock charge in 2011 was primarily due to the impact of changes to the macro hedge program. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

See the segment sections of MD&A for a discussion on their respective performances.

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on pages 3-4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2011 Form 10-K Annual Report; Part II, Item 1A, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012; and Part II, Item IA, Risk Factors of this Form 10-Q.
Overview
In the first quarter of 2012, The Hartford concluded an evaluation of its strategy and business portfolio deciding to focus on its property and casualty and group benefits businesses of the Commercial Markets and Consumer Markets divisions, and the mutual funds business of the Wealth Management division. This focus is expected to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility. As a result, in the second quarter of 2012, the Company placed its Individual Annuity business into runoff and is pursuing sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary. A purchase and sale agreement for the Company's U.S. individual annuity new business capabilities was entered into with Forethought Financial Group in mid-June 2012, and the anticipated transaction closing date is in late 2012 or early 2013. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012. In addition, on July 31, 2012, the Company entered into an agreement to sell Woodbury Financial Services to a third party. The transaction is expected to close by the end of 2012, pending regulatory approval.
The performance of The Hartford’s insurance protection and asset accumulation businesses may be adversely impacted due to slow economic and employment expansion where customers may change their levels of insurance and/or savings based on anticipated economic conditions. In addition, the performance of The Hartford’s divisions is subject to uncertainty due to capital market conditions, which impact the earnings of its asset management businesses and valuations and earnings in its investment portfolio. The current and future interest rate environment also affects the performance of the Company’s divisions. A sustained low interest rate environment would result in lower net investment income, lower estimated gross profits on certain products, lower margins and increased pension expense.
Commercial Markets
Commercial Markets focuses on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In Property & Casualty Commercial, improving market conditions are expected to continue, which should enable the Company to achieve price increases, while a slowly recovering economy is anticipated to drive an increase in insurance exposures. Written premium increased 2% in the first half of 2012 and the Company expects low to mid single-digit written premium growth for the full year, as compared to 2011. This growth reflects the combination of our current market position, expanded distribution, a broadening of underwriting expertise focused on selected industries, and product initiatives launched in the past several years. More specifically, this growth is anticipated to be driven by small commercial, with programs aimed at growing total policy counts, the rollout of new product enhancements, a leveraging of the payroll model, and the continued expansion of ease of doing business technology, while management expects middle market growth to be tempered as a result of pricing actions taken to restore returns to adequate levels. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to remain in the mid to upper 90s for full year 2012 as compared to the 97.3% achieved in 2011. Earned price increases are expected to flow through the book, while loss costs are not expected to change dramatically. In Group Benefits, premiums declined in the first half of 2012 and are expected to decline for the full year, as compared to 2011, reflecting the competitive environment coupled with pricing actions implemented with the goal of improving profitability. Over time, as employers design benefit strategies to attract and retain employees, while attempting to control their benefit costs, management believes that the need for the Company's products will expand. The Company believes that this combined with the significant number of employees who currently do not have coverage or adequate levels of coverage, creates continued opportunities for our products and services. The Company expects Group Benefits' loss ratio to remain elevated for full year 2012 given the expectation of persistent heightened incidence, lower claim terminations and higher severity in group long term disability.

Consumer Markets
The Company expects written premium to decline for full year 2012, as compared to 2011, including a decrease in AARP direct and in business sold through independent agents other than to AARP members. Despite an improvement in policy retention in the first half of 2012 and an increase in new business in 2012, management expects that non-renewed premium will exceed new business in 2012 resulting in an overall decline in written premium. In 2012, management expects it will sustain its improvement in policy retention but that retention will continue to be affected by the impact of renewal written pricing increases in a price sensitive market. Within the Agency channel, policy retention will also be affected by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. The Company expects new business to continue to increase in 2012, primarily driven by AARP member business, both direct and through independent agents, as well as new business from affinities other than AARP and other targeted consumer direct marketing. New business is expected to benefit from the recent rollouts of the Open Road Advantage and the Hartford Home Advantage products. Management expects that the combined ratio before catastrophes and prior accident year development will be flat to slightly lower for full year 2012, as compared to the 91.9% achieved in 2011, as an improvement in the current accident year loss and loss adjustment expense ratio before catastrophes will be largely offset by an expected increase in the underwriting expense ratio. For both auto and home, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve during 2012, driven by earned pricing increases and lower claim frequency in home, partially offset by an expected increase in average claim severity. The rate of increase in auto liability frequency increased to mid-single digits for claims occurring in the first quarter of 2012 but has since returned to low single-digits in the second quarter of 2012.

Wealth Management
In light of The Hartford’s strategic review, Wealth Management currently focuses on growing the Mutual Funds business and pursuing sales or other strategic alternatives for Individual Life and Retirement Plans. Wealth Management's Mutual Funds business has been offering new funds to improve participation in asset classes where we see potential growth opportunities. In addition, the Company has partnered with Wellington Management Company, LLP (“Wellington Management”) to serve as the sole sub-advisor for The Hartford’s non-proprietary mutual funds and certain proprietary fixed income funds. Due to the Company’s recent announcement and certain actions taken by ratings agencies, we expect a decline in Individual Life sales for the full year, as compared to 2011, and certain distributors have suspended sales of our products. Retirement Plans is focused on customer retention as well as preserving the value of the business, however, as a result of the announcement to pursue the sale of this business, we expect that sales may decline and surrender rates may increase throughout the second half of 2012. The Hartford seeks to maximize the business value of its Individual Life and Retirement Plans businesses as we pursue sales or other strategic alternatives for these businesses.
Runoff Operations
The Runoff Operations division consists of Life Other Operations and Property & Casualty Other Operations. The objective of the Runoff Operations division is to focus on managing profitability, improving capital efficiency and effectiveness, and limiting and managing risk associated with the businesses residing in the division with the ultimate objective of isolating or separating these risks from the ongoing businesses of the Company. During April 2012, the Company entered into an agreement to sell its U.S. annuity new business capabilities to Forethought Financial Group and placed this business into runoff. Effective May 1, 2012, all new U.S annuity policies are fully reinsured to Forethought Life Insurance Company. This reinsurance agreement will remain in place through the close of the transaction which is expected to be mid 2013. The Hartford will continue to manage, service and meet all obligations under existing annuity contracts. The focus of the Runoff Operations division is on mitigating and isolating the risks of the in-force annuities. In addition, Life Other Operations includes The Hartford’s international fixed and variable annuity business, institutional annuities business and Private Placement Life Insurance business. The international variable annuity business within Life Other Operations will continue to be a significant driver of earnings variability as these programs generate mark to market gains and losses while the underlying international liabilities being hedged are not marked to marked. This can result in unpredictable earnings volatility period to period. Property & Casualty Other Operations is focused on managing the Company's asbestos, environmental and other legacy liabilities. The results of the annual ground up studies of asbestos and environmental reserves will be the primary driver impacting the results for this segment.

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

Reserve Roll Forwards and Development
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,022	1,169	—	3,191
Current accident year catastrophes	106	255	—	361
Prior accident years	39	(78)	59	20
Total provision for unpaid losses and loss adjustment expenses	2,167	1,346	59	3,572
Less: Payments	2,042	1,349	175	3,566
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,219	2,049	3,255	18,523
Reinsurance and other recoverables	2,314	8	690	3,012
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,533	$2,057	$3,945	$21,535
Earned premiums	$3,109	$1,813
Loss and loss expense paid ratio [1]	65.6	74.4
Loss and loss expense incurred ratio	69.7	74.2
Prior accident years development (pts) [2]	1.3	(4.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2012
Included within prior accident years development for the three and six months ended June 30, 2012 were the following reserve strengthenings (releases):

Three Months Ended June 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$19	$(11)	$—	$8
Homeowners	—	(1)	—	(1)
Professional liability	9	—	—	9
Package business	(16)	—	—	(16)
Workers’ compensation	43	—	—	43
General liability	(24)	—	—	(24)
Fidelity and surety	10	—	—	10
Commercial property	4	—	—	4
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	3	3
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(39)	(9)	—	(48)
Other reserve re-estimates, net	5	(2)	2	5
Total prior accident years development	$19	$(23)	$53	$49

Six Months Ended June 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$31	$(41)	$—	$(10)
Homeowners	—	(6)	—	(6)
Professional liability	18	—	—	18
Package business	(32)	—	—	(32)
Workers’ compensation	51	—	—	51
General liability	(40)	—	—	(40)
Fidelity and surety	11	—	—	11
Commercial property	(6)	—	—	(6)
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	8	8
Change in workers’ compensation discount, including accretion	37	—	—	37
Catastrophes	(36)	(23)	—	(59)
Other reserve re-estimates, net	5	(8)	3	—
Total prior accident years development	$39	$(78)	$59	$20
During the three and six months ended June 30, 2012, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Released reserves for personal auto liability claims, primarily for accident years 2008 through 2010. As these accident years matured, favorable bodily injury severity trends were observed and management has placed more weight on the emerged experience.

•	Strengthened reserves for commercial auto liability claims, primarily for accident year 2011. Higher than expected bodily injury severity has been observed for this accident year.

•	Strengthened reserves for professional liability directors and officers claims for accident years 2010 and prior as a result of higher severity, primarily for mid-sized accounts.

•
Released reserves in package business liability coverages and general liability, primarily for accident years 2006 through 2011. Claim severity emergence for these years was lower than expected and management has placed more weight on the emerged experience.

•	Strengthened reserves in workers' compensation primarily due to the emergence of lost time claims from 2011.

•	Released reserves in commercial property for accident year 2011. Loss emergence for this accident year was favorable to expectations.

•	The change in workers’ compensation discount, including accretion, primarily reflects a decrease in the number of tabular claims, and to a lesser extent, the decrease in interest rates.

•	Reserve releases on certain prior year catastrophes, primarily related to 2001 World Trade Center worker's compensation claims.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.

A roll forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended ended June 30, 2011:

Six Months Ended June 30, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077
Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,912	1,239	1	3,152
Current accident year catastrophes	212	313	—	525
Prior accident years	25	(49)	290	266
Total provision for unpaid losses and loss adjustment expenses	2,149	1,503	291	3,943
Less: Payments	1,852	1,494	198	3,544
Ending liabilities for unpaid losses and loss adjustment expenses, net	12,663	2,169	3,515	18,347
Reinsurance and other recoverables	2,356	6	751	3,113
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,019	$2,175	$4,266	$21,460
Earned premiums	$3,015	$1,895
Loss and loss expense paid ratio [1]	61.4	78.8
Loss and loss expense incurred ratio	71.3	79.4
Prior accident years development (pts) [2]	0.8	(2.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2011
Included within prior accident years development for the three and six months ended ended June 30, 2011 were the following reserve strengthenings (releases):

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
During the three and six months ended June 30, 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Released reserves for personal auto liability claims for both the three and six months ended June 30, 2011, primarily for accident years 2005 through 2010. Favorable trends in reported severity persisted over this time period. As these accident years developed, the uncertainty around the ultimate losses was reduced and management placed more weight on the emerged experience.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three and six months ended June 30, 2012.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended June 30, 2012	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,840		$311	$1,123	$3,274
Losses and loss adjustment expenses incurred	48		3	2	53
Losses and loss adjustment expenses paid	(31)		(10)	(31)	(72)
Ending liability – net [2][3]	$1,857	[4]	$304	$1,094	$3,255

For the Six Months Ended June 30, 2012	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,892		$320	$1,159	$3,371
Losses and loss adjustment expenses incurred	48		8	3	59
Losses and loss adjustment expenses paid	(83)		(24)	(68)	(175)
Ending liability – net [2][3]	$1,857	[4]	$304	$1,094	$3,255

[1]
“All Other” includes unallocated loss adjustment expense reserves. “All Other” also includes The Company's allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $8, respectively, as of June 30, 2012, $15 and $8, respectively, as of March 31, 2012 and $15 and $8, respectively, as of December 31, 2011; total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2012 includes $4 and $7, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2012 includes $8 and $8, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,421 and $350, respectively, as of June 30, 2012, $2,388 and $357, respectively, as of March 31, 2012 and $2,442 and $367, respectively, as of December 31, 2011.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $181 and $232, respectively, resulting in a one year net survival ratio of 10.4 and a three year net survival ratio of 8.1. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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
London Market exposures are the most uncertain of the three categories of claims. As a participant in the London Market (comprised of both Lloyd's of London and London Market companies), certain subsidiaries of the Company wrote business on a subscription basis, with those subsidiaries' involvement being limited to a relatively small percentage of a total contract placement. Claims are reported, via a broker, to the “lead” underwriter and, once agreed to, are presented to the following markets for concurrence. This reporting and claim agreement process makes estimating liabilities for this business the most uncertain of the three categories of claims.

The following table sets forth, for the three months ended June 30, 2012, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended June 30, 2012	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$27	$55	$5	$2
Assumed Reinsurance	9	14	6	—
London Market	4	5	—	3
Total	40	74	11	5
Ceded	(9)	(26)	(1)	(2)
Net	$31	$48	$10	$3

Six Months Ended June 30, 2012	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$65	$55	$19	$7
Assumed Reinsurance	21	14	6	—
London Market	8	5	1	3
Total	94	74	26	10
Ceded	(11)	(26)	(2)	(2)
Net	$83	$48	$24	$8

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2012 includes $3 and $7, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2012 includes $5 and $9, respectively, related to asbestos and environmental claims.

During the second quarter of 2012, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $48. The Company found estimates for individual cases changed based upon the particular circumstances of such accounts. These changes were case specific and not as a result of any underlying change in the current environment. The Company experienced moderate increases in claim severity, expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
During the second quarter of 2012, the Company completed its annual ground-up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. Based on this evaluation, the Company found estimates for certain individual account exposures increased based upon unfavorable litigation results and increased clean-up or expense costs. The Company currently expects to continue to perform a ground-up evaluation of its environmental liabilities annually and regularly evaluate the Company's historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.

The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company's coverage obligations for all its PPG asbestos liabilities. The agreement is contingent on the fulfillment of certain conditions. Major Asbestos Defendants gross asbestos reserves account for approximately 30% of the Company's total Direct gross asbestos reserves as of June 30, 2012.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represent 1,143 accounts and contain approximately 41% of the Company's total Direct gross asbestos reserves as of June 30, 2012.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

The following table displays gross asbestos and environmental reserves by category as of June 30, 2012.
Summary of Gross A&E Reserves

	Asbestos [1]	Environmental [2]	Total A&E
Gross
Direct	$1,810	$258	$2,068
Assumed Reinsurance	340	33	373
London Market	271	59	330
Total	2,421	350	2,771
Ceded	(548)	(38)	(586)
Net	$1,873	$312	$2,185

[1]
The one year gross paid amount for total asbestos claims is $225, resulting in a one year gross survival ratio of 10.7. The three year average gross paid amount for total asbestos claims is $293, resulting in a three year gross survival ratio of 8.3.

[2]
The one year gross paid amount for total environmental claims is $67, resulting in a one year gross survival ratio of 5.2. The three year average gross paid amount for total environmental claims is $60, resulting in a three year gross survival ratio of 5.8.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2012 of $2.18 billion ($1.87 billion and $312 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.74 billion to $2.53 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2011 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.
Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company's reserving practices, see the Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance section of the MD&A included in the Company's 2011 Form 10-K Annual Report.

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
The most significant EGP based asset and liability balances are as follows:

	Individual Life		Retirement Plans		Life Other Operations
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
DAC	$2,008	$2,002	$288	$304	$3,408	$3,625
SIA	$48	$47	$22	$22	$353	$365
URR	$1,675	$1,570	$—	$—	$109	$128
Death and Other Insurance Benefit Reserves	$289	$228	$—	$1	$2,662	$3,449
Unlocks
The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks for the three months ended June 30, 2012 and 2011 are as follows:

	Individual Life		Retirement Plans		Life Other Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$(3)	$(2)	$(3)	$(3)	$(52)	$(53)	$(58)	$(58)
SIA	—	—	—	—	(3)	(7)	(3)	(7)
URR	2	1	—	—	3	2	5	3
Death and Other Insurance Benefit Reserves	1	—	—	—	(91)	(4)	(90)	(4)
Total	$—	$(1)	$(3)	$(3)	$(143)	$(62)	$(146)	$(66)
The Unlock charge for the three months ended June 30, 2012 was primarily due to actual separate account returns being below our aggregated estimated returns. The Unlock charge for the three months ended June 30, 2011 was driven by the impact of changes to the macro hedge program. International Annuity's Unlock charge increased for the three months ended June 30, 2012 as compared to the prior year period and represents $100 and $11, respectively, of the Unlock charge for the three months ended June 30, 2012 and 2011 for the Life Other Operations segment. Lower than expected separate account returns drove International Annuity's Unlock charge for the three months ended June 30, 2012 and 2011. U.S. Annuity's Unlock charge decreased for the three months ended June 30, 2012 as compared to the prior year period and represents $43 and $52, respectively, of the Unlock charge for the three months ended June 30, 2012 and 2011 for the Life Other Operations segment. Lower than expected separate account returns drove U.S. Annuity's Unlock charge in 2012.The impact of increased hedging costs in the U.S. hedge program drove U.S. Annuity's Unlock charge in 2011.
The after-tax (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks for the six months ended June 30, 2012 and 2011 are as follows:

	Individual Life		Retirement Plans		Life Other Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$(4)	$(3)	$4	$(1)	$23	$(28)	$23	$(32)
SIA	—	—	—	—	—	(5)	—	(5)
URR	2	1	—	—	2	1	4	2
Death and Other Insurance Benefit Reserves	(6)	—	—	—	47	26	41	26
Total	$(8)	$(2)	$4	$(1)	$72	$(6)	$68	$(9)
The Unlock benefit for the six months ended June 30, 2012 was driven by actual separate account returns, particularly in the first three months of the period, being above our aggregated estimated returns. The Unlock charge for the six months ended June 30, 2011 was primarily due to the impact of changes to the macro hedge program.

International Annuity's Unlock benefit increased for the six months ended June 30, 2012 as compared to the prior year period and represents $25 and $3, respectively, of the Unlock benefit (charge) for the six months ended June 30, 2012 and 2011 for the Life Other Operations segment. U.S. Annuity's Unlock charge increased for the six months ended June 30, 2012 as compared to the prior year period and represents $47 and ($9), respectively, of the Unlock benefit (charge) for the six months ended June 30, 2012 and 2011 for the Life Other Operations segment.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 35% and 43%, respectively, as of June 30, 2012. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
The Company expects to complete a comprehensive non-market related policyholder behavior assumption study in the third quarter of 2012 and incorporate the results of the study into its projections of future gross profits. All assumptions changes are considered an Unlock in the period of revision.
Goodwill Impairment
The carrying value of goodwill allocated to reporting units as of June 30, 2012 and December 31, 2011 is as follows:

	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138
Consumer Markets	119	—	119
Individual Life	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Total	$589	$417	$1,006
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during the first and second quarters of 2012 for these two reporting units which resulted in no impairment of goodwill.
Retirement Plans continues to pass the first step by a significant margin and Individual Life passed step one with a margin of less than 10% between fair value and book value of the reporting unit as of June 30, 2012. The fair value of the Individual Life reporting unit is based on discounted cash flows using earnings projections on in force business and product sales. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, product sales, earnings projections or the weighted average cost of capital.
As the sales process progresses, information may become available that would cause the Company to re-evaluate the goodwill valuation associated with these reporting units.

Pension and Other Postretirement Benefit Obligations
The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (the “Plan”) that covers substantially all employees, as well as unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. The Company has also entered into individual retirement agreements with certain retired directors providing for unfunded supplemental pension benefits. In addition, the Company provides certain health care and life insurance benefits for eligible retired employees. The Company maintains international plans which represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.
Pursuant to accounting principles related to the Company's pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company's pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 4.75% and 4.50% were the appropriate discount rates as of December 31, 2011 to calculate the Company's pension and other postretirement obligations and to calculate the 2012 pension and other postretirement expense, respectively. As of December 31, 2011, a 25 basis point increase/decrease in the discount rate would decrease/increase the pension and other postretirement obligations by $157 and $10, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio's historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio's volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company's workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management maintained the long-term rate of return assumption at 7.30% as of December 31, 2011. This assumption was used to determine the Company's 2012 expense.
On April 23, 2012, the Company, approved the freezing of participation and benefit accruals effective December 31, 2012. Compensation earned by employees up to December 31, 2012 shall be used for purposes of calculating benefits under the Plan but there will be no future benefit accruals after this date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The Company announced these changes in April 2012.
As a result of these changes, the Company remeasured the Plan's benefit obligations effective April 30, 2012. The remeasurement resulted in an increase in the pension benefit obligation of $117 pre-tax ($76 after-tax) primarily due to a decrease in the discount rates used to remeasure the Plan obligation from 4.75% at December 31, 2011 to 4.50% at April 30, 2012, reflecting the change in market interest rates. In addition, the Company recorded a curtailment gain of $7 during the second quarter of 2012, which was the remaining unamortized prior service cost at April 30, 2012. No other assumptions changed as a result of the remeasurement.
Pension expense reflected in the Company's results was $59 and $121 for the three and six months ended June 30, 2012 and $54 and $107 for the three and six months ended June 30, 2011. The Company estimates its 2012 pension expense will be approximately $241 based on the updated assumptions. The savings from these changes will be partially offset by increased cost related to the enhanced benefits within The Hartford’s Investment and Savings Plan, its defined contribution 401(k) savings plan, and The Hartford Excess Savings Plan ("collectively "defined contribution plans"), resulting in a net decline in benefit plan costs of approximately $120, pre-tax annually on a go-forward basis. For further information regarding the changes to the defined contribution plans, see Note 10 of the Notes to Condensed Consolidated Financial Statements.
Also, in April 2012 changes to the Company's other postretirement medical, dental and life insurance coverage plans ("other postretirement plans") were approved to no longer provide subsidized coverage for current employees who retire on or after January 1, 2014. The Company announced these changes in April 2012.
The Company remeasured the other postretirement plans benefit obligations effective April 30, 2012. The remeasurement resulted in a decrease in the other postretirement plans benefit liability of $111 pre-tax ($72 after-tax) primarily due to the elimination of service costs for all employees not eligible to retire as of January 1, 2014 offset by a decrease in the discount rates used to remeasure the pension plan obligations from 4.50% at December 31, 2011 to 4.00% at April 30, 2012 reflecting the change in market interest rates. In addition, the Company recorded an after-tax curtailment gain of less than $1, during the second quarter of 2012, which was the remaining unamortized prior service cost at April 30, 2012.
Other postretirement plans expense reflected in the Company's results was $(1) and $1 for the three and six months ended June 30, 2012 and $2 and $5 for the three and six months ended June 30, 2011. The Company estimates its 2012 other postretirement plans expense will be approximately $(3) based on the updated assumptions. As a result of the freezing of the plan, the Company expects the run rate of the other postretirement expense to decline by approximately $5 annually on a go-forward basis.

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
KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2012 and 2011. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2011 Form 10-K Annual Report.
Definitions of Non-GAAP and other measures and ratios
Account Value
Account value includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
After-tax Margin, Core Earnings excluding Unlock
After-tax margin, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin, core earnings excluding Unlock is calculated by dividing core earnings excluding Unlocks by total core revenues excluding Unlocks. After-tax margin is the most directly comparable U.S. GAAP measure. A reconciliation of after-tax margin to after-tax margin, core earnings excluding Unlock, for the three and six months ended June 30, 2012 and 2011 is set forth in the After-tax Margin section within Key Performance Measures and Ratios.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three and six months ended June 30, 2012 and 2011 is set forth in the Combined ratio before catastrophes and prior year development section within Key Performance Measures and Ratios.

Core Earnings
Core earnings, a non-GAAP measure is an important measure of the Company’s operating performance. Core earnings excludes the effect of realized gains and losses (net of tax and the effects of deferred policy acquisition costs (“DAC”)) and discontinued operations. The Hartford believes, however, that some realized capital gains and losses are integrally related to the insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives and net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income is the most directly comparable U.S. GAAP measure. A reconciliation of net income to core earnings for the three and six months ended June 30, 2012 and 2011 is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(101)	$33	$(5)	$534
Less: Income (loss) from discontinued operations, net of tax	(1)	(80)	(2)	82
Less: Net realized capital gains (losses), net of tax and DAC, excluded from core earnings	368	99	(147)	(136)
Less: Loss on extinguishment of debt, net of tax	(587)	—	(587)	—
Core earnings	$119	$14	731	588
DAC amortization ratio, Core Earnings excluding Unlock
DAC amortization ratio, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio, core earnings excluding Unlock is calculated by dividing Core DAC amortization costs by pre-tax core earnings before DAC amortization costs. DAC amortization ratio is the most directly comparable U.S. GAAP measure. A reconciliation of DAC amortization ratio to DAC amortization ratio, core earnings excluding Unlock for the three and six months ended June 30, 2012 and 2011 is set forth in the Life Other Operations operating summary within MD&A.
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
Return on Assets (“ROA”), Core Earnings excluding Unlock
ROA, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. A reconciliation of ROA to ROA, core earnings excluding Unlock for the three and six months ended June 30, 2012 and 2011 is set forth in the ROA section within Key Performance Measures and Ratios.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Property & Casualty Commercial
Combined ratio	100.5	106.2	100.1	102.1
Catastrophe ratio	2.3	11.6	2.3	7.2
Non-catastrophe prior year development	3.7	1.4	2.4	0.7
Combined ratio before catastrophes and prior year development	94.5	93.1	95.4	94.2
Consumer Markets
Combined ratio	112.6	121.1	99.8	104.1
Catastrophe ratio	22.9	30.8	12.8	18.0
Non-catastrophe prior year development	(1.5)	(1.0)	(3.0)	(4.1)
Combined ratio before catastrophes and prior year development	91.3	91.2	90.0	90.1

Property & Casualty Commercial
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

•
Property & Casualty Commercial’s combined ratio before catastrophes and prior year development deteriorated primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes particularly in workers' compensation, which, in 2011, did not include the change in the Company's 2011 accident year loss picks until the third and fourth quarter. Workers' compensation frequency has been improving since recognizing the increase in the latter six months of 2011, while severity has moderated and earned pricing has increased.

Consumer Markets
Three months ended June 30, 2012 compared to the three months ended June 30, 2011

•
Consumer Markets combined ratio before catastrophes and prior year development deteriorated slightly as an increase in the expense ratio was almost entirely offset by a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, driven by earned pricing increases and a decrease in the frequency of non-catastrophe weather claims in homeowners.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

•
Consumer Markets combined ratio before catastrophes and prior year development improved slightly primarily due to a lower ratio of current accident year loss and loss adjustment expenses before catastrophes for home, driven by earned pricing increases and a decrease in the frequency of non-catastrophe weather claims, almost entirely offset by an increase in the expense ratio.

Return on Assets
Return on assets is a key indicator of overall profitability for the Retirement Plans, Mutual Funds and Life Other Operations reporting segments as a significant portion of their earnings is based on average assets under management.

	Three Months Ended June 30,				Six Months Ended June 30,
Ratios	2012		2011		2012		2011
Retirement Plans
ROA	(1.4)	bps	19.5	bps	6.0	bps	11.8	bps
Effect of Unlock on ROA	(5.0)	bps	11.5	bps	(0.4)	bps	3.7	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(2.1)	bps	(1.4)	bps	1.9	bps	—	bps
ROA, core earnings excluding Unlock	5.7	bps	9.4	bps	4.5	bps	8.1	bps
Mutual Funds
ROA	8.1	bps	10.6	bps	8.9	bps	11.0	bps
Effect of net realized gains /(losses), net of tax and DAC on ROA	—	bps	—	bps	—	bps	0.2	bps
ROA, core earnings excluding Unlock	8.1	bps	10.6	bps	8.9	bps	10.8	bps
Life Other Operations
ROA	95.6	bps	56.4	bps	23.6	bps	36.0	bps
Effect of Unlock on ROA	86.9	bps	5.4	bps	(25.1)	bps	(16.3)	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(29.5)	bps	(3.0)	bps	7.9	bps	4.6	bps
ROA, core earnings excluding Unlock	38.2	bps	54.0	bps	40.8	bps	47.7	bps
Three months ended June 30, 2012 compared to three months ended June 30, 2011

•
Retirement Plans ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and other driven by lower AUM, compared to June 30, 2011, increased total benefits, losses and expenses including restructuring costs and a higher effective income tax rate. The lower 2011 effective income tax rate reflects the favorable impact (collectively, approximately 10 bps) of an additional DRD benefit related to resolution of a tax matter with the Internal Revenue Service and the release of the valuation allowance associated with investment realized capital losses due to the availability of tax planning strategies.

•	Mutual Funds ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and other driven by lower AUM, compared to June 30, 2011.

•
Life Other Operations ROA, core earnings excluding Unlock, decreased in 2012 primarily due to higher total benefits, losses and expenses and a higher effective income tax rate. The 2012 effective income tax rate of approximately 32% is higher as compared to the prior year period as the 2011 effective income tax rate reflects both the favorable impact (collectively, approximately 20 bps) of an additional DRD benefit related to resolution of a tax matter with the Internal Revenue Service and the release of the valuation allowance associated with investment realized capital losses due to the availability of tax planning strategies. In addition, ROA, core earnings excluding Unlock for 2011 reflects the favorable impact (approximately 4 bps) of the release of a deficiency reserve related to a product in Japan.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

•
Retirement Plans ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and other driven by lower AUM, compared to June 30, 2011 increased total benefits, losses and expenses including restructuring costs and a higher effective income tax rate in the first quarter of 2012.

•	Mutual Funds ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and other driven by lower AUM, compared to June 30, 2011.

•
Life Other Operations ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and a higher effective income tax rate. The 2012 effective income tax rate also reflects partial release in the first quarter of 2012 of the foreign deferred tax asset valuation allowance.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Individual Life and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Individual Life
After-tax margin	9.8%	13.8%	7.7%	10.3%
Effect of Unlock	2.5%	1.2%	0.3%	(1.6)%
Effect of net realized losses, net of tax and DAC	0.2%	(0.4)%	(1.0)%	(0.5)%
After-tax margin, core earnings excluding Unlock	7.1%	13.0%	8.4%	12.4%
Group Benefits
After-tax margin, excluding buyouts	3.3%	3.6%	2.5%	2.3%
Effect of net realized gains (losses), net of tax	0.1%	1.0%	0.7%	0.2%
After-tax margin, excluding buyouts and realized gains (losses)	3.2%	2.6%	1.8%	2.1%
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011

•
The decrease in Individual Life after-tax margin, core earnings excluding Unlock, was primarily due to increased claim reserves and death benefits, as well as restructuring costs and a higher effective income tax rate. The 2012 effective income tax rate of approximately 24% is higher as compared to the prior year period as the 2011 effective income tax rate of approximately 14% primarily reflects both the favorable impact of an additional DRD benefit related to resolution of a tax matter with the Internal Revenue Service and the release of the valuation allowance associated with investment realized capital losses due to the availability of tax planning strategies.

•
The increase in Group Benefits after-tax margin, excluding buyouts and realized gains (losses), was primarily driven by a decrease in fully insured ongoing premiums due to the Company's pricing actions and a challenging economic environment, as well as higher severity in group disability. The Company continues to experience stable but elevated claims incidence and lower than historical terminations in long-term disability.

Investment Results
Composition of Invested Assets

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$85,227	80.5%	$81,809	78.3%
Fixed maturities, at fair value using the fair value option	1,165	1.1%	1,328	1.3%
Equity securities, AFS, at fair value	851	0.8%	921	0.9%
Mortgage loans	6,875	6.5%	5,728	5.5%
Policy loans, at outstanding balance	1,956	1.9%	2,001	1.9%
Limited partnerships and other alternative investments	2,944	2.8%	2,532	2.4%
Other investments [1]	1,548	1.5%	2,394	2.3%
Short-term investments	5,154	4.9%	7,736	7.4%
Total investments excluding equity securities, trading	105,720	100.0%	104,449	100.0%
Equity securities, trading, at fair value [2]	29,215		30,499
Total investments	$134,935		$134,948

[1]	Primarily relates to derivative instruments.

[2]
As of June 30, 2012 and December 31, 2011, approximately $27.3 billion and $28.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes, Japan equity 21%, Japan fixed income (primarily government securities) 15%, global equity 20%, global government bonds 43% and cash and other 1% for both periods presented.

Total investments excluding equity securities, trading, increased slightly since December 31, 2011. Increases in fixed maturities, AFS, and mortgage loans were partially offset by decreases in short-term investments and other investments. The increase in fixed maturities, AFS, was largely the result of improved valuations as a result of credit spread tightening and declining interest rates. In addition, the Company entered into certain repurchase and dollar roll agreements through U.S. government and government agency securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. For further information, see Note 5 of the Notes to the Condensed Consolidated Financial Statements. Mortgage loans increased due to the continued funding of commercial whole loans. The decline in short-term investments primarily relates to a decline in derivative collateral due to decreases in derivative market values, as well as increased allocations to mortgage loans and limited partnerships and other alternative investments. The decrease in other investments primarily related to decreases in value of derivatives largely due to an increase in the equity market, depreciation of the Japanese yen in comparison to the U.S. dollar and an increase in interest rates.
Equity securities, trading declined since December 31, 2011 primarily due to deteriorations in market performance of the underlying investments and net outflows, partially offset by the Japanese yen strengthening in comparison to the euro.
Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$848	4.2%	$870	4.3%	$1,706	4.2%	$1,716	4.3%
Equity securities, AFS	8	3.3%	8	3.3%	18	3.6%	19	3.8%
Mortgage loans	86	5.2%	67	5.2%	165	5.2%	130	5.3%
Policy loans	30	6.1%	34	6.2%	60	6.1%	67	6.1%
Limited partnerships and other alternative investments	72	10.4%	78	16.6%	124	9.3%	178	18.9%
Other [3]	81		77		150		158
Investment expense	(28)		(30)		(56)		(56)
Total securities AFS and other	1,097	4.4%	1,104	4.6%	2,167	4.4%	2,212	4.6%
Equity securities, trading	(1,687)		(597)		1,179		206
Total net investment income (loss)	$(590)		$507		3,346		2,418
Total securities, AFS and other excluding limited partnerships and other alternative investments	$1,025	4.3%	$1,026	4.3%	$2,043	4.3%	$2,034	4.3%

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

Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Total net investment income declined largely due to equity securities, trading, resulting from deteriorations in market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, declined due to lower income on limited partnerships and other alternative investments as a result of greater price appreciation experienced in the underlying funds in the prior year period. Also included was lower income on non-recurring items in fixed maturities. These declines were partially offset by increased mortgage loan income due to additional investments in commercial whole loans. Based on the current interest rate and credit environment, the Company expects the 2012 portfolio yield, excluding limited partnerships, to decline slightly throughout the remainder of 2012.
Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$246	$261	$505	$322
Gross losses on sales	(159)	(98)	(256)	(231)
Net OTTI losses recognized in earnings	(98)	(23)	(127)	(78)
Valuation allowances on mortgage loans	—	26	1	23
Japanese fixed annuity contract hedges, net [1]	2	6	(18)	(11)
Periodic net coupon settlements on credit derivatives/Japan	4	(2)	(1)	(9)
Results of variable annuity hedge program
GMWB derivatives, net	(115)	(33)	70	23
U.S. macro hedge program	6	(17)	(183)	(101)
Total U.S. program	(109)	(50)	(113)	(78)
International program	753	52	(466)	(267)
Total results of variable annuity hedge program	644	2	(579)	(345)
Other, net [2]	(50)	(103)	154	(5)
Net realized capital gains (losses)	$589	$69	$(321)	$(334)

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

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains and losses on sales for the three and six months ended June 30, 2012 were predominately from sales of investment grade corporate securities, U.S. Treasuries and municipals bonds due to tactical repositioning of the portfolio.
•   Gross gains and losses on sales for the three and six months ended June 30, 2011 were predominately from sales of investment grade corporate securities and CMBS as the Company reduced its commercial real estate exposure. Also included for the six months ended June 30, 2011 were losses on sales of U.S. Treasuries.
Net OTTI losses
•      For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program
•      For the three months ended June 30, 2012, the loss on U.S. GMWB related derivatives, net, was primarily due to increased equity and interest rate volatility of $67 and a general decrease in long-term interest rates of $46. For the six months ended June 30, 2012, the gain on U.S. GMWB related derivatives, net, was primarily due to favorable policyholder behavior which resulted in a gain of $134, partially offset by a loss of $24 driven by an increase in the equity market and a loss of $21 due to a credit standing adjustment. For the six months ended June 30, 2012, the loss on the U.S. macro hedge program was primarily due to losses of $79 related to an increase in domestic equity markets, $72 related to the passage of time, and $40 related to a decrease in equity volatility.

•
For the three months ended June 30, 2012, the gain associated with the international program was primarily driven by gains of approximately $326 due to appreciation of the Japanese yen in relation to the euro and the U.S. dollar, gains of approximately $245 due to a decline in global and domestic equity markets, and gains of $169 due to a decrease in interest rates. For the six months ended June 30, 2012, the loss associated with the international program was primarily driven by losses of approximately $338 due to an improvement in global and domestic equity markets, losses of approximately $293 due to depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by gains of approximately $77 due to a decline in interest rates.

• The loss on U.S. GMWB related derivatives, net, for the three months ended June 30, 2011 was primarily due to a change in long-term interest rates that resulted in a charge of $39. The gain on U.S. GMWB related derivatives, net, for the six months ended June 30, 2011 was primarily due to a gain of $33 resulting from lower implied market volatility. The loss on the U.S. macro hedge program for the six months ended June 30, 2011 was primarily due to a higher equity market valuation. The gain on the international program for the three months ended June 30, 2011 was primarily the result of a decline of Japanese interest rates and foreign currency movements. The loss on the international program for the six months ended June 30, 2011 was primarily the result of foreign currency movements and a higher equity market valuation.
Other, net
•      Other, net loss for the three months ended June 30, 2012, was primarily due to losses of $92 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to appreciation of the Japanese yen versus the U.S. dollar. Other, net gain for the six months ended June 30, 2012, was primarily due to gains of $97 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Additional gains for the six months ended June 30, 2012 of $141 are related to credit derivatives driven by credit spread tightening. For the six months ended June 30, 2012, these gains were partially offset by losses $56 related to Japan 3Win foreign currency swaps primarily driven by a decline in interest rates and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.
•      Other, net loss for the three months ended June 30, 2011 was primarily due to losses of $52 on transactional foreign currency re-valuation due to an increase in value of the Japanese yen versus the U.S. dollar associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI and losses of $25 on credit derivatives driven by credit spread widening.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2012	2011	Change	2012	2011	Change
Written premiums	$1,516	$1,498	1%	$3,203	$3,143	2%
Change in unearned premium reserve	(36)	(19)	(89%)	94	128	(27%)
Earned premiums	1,552	1,517	2%	3,109	3,015	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	995	950	5%	2,022	1,912	6%
Current accident year catastrophes	74	166	(55%)	106	212	(50%)
Prior accident years	19	31	(39%)	39	25	56%
Total losses and loss adjustment expenses	1,088	1,147	(5%)	2,167	2,149	1%
Amortization of deferred policy acquisition costs	231	230	—%	462	458	1%
Underwriting expenses	235	230	2%	480	464	3%
Dividends to policyholders	5	4	25%	3	8	(63%)
Underwriting results	(7)	(94)	93%	(3)	(64)	95%
Net servicing income	4	4	—%	8	4	100%
Net investment income	239	239	—%	474	481	(1%)
Net realized capital gains (losses)	(16)	13	NM	27	(10)	NM
Other expenses	(22)	(38)	42%	(52)	(78)	33%
Income from continuing operations before income taxes	198	124	60%	454	333	36%
Income tax expense	48	3	NM	114	49	133%
Income from continuing operations, net of tax	150	121	24%	340	284	20%
Income (loss) from discontinued operations, net of tax [1]	(1)	(3)	67%	(2)	157	NM
Net income	$149	$118	26%	$338	$441	(23%)

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures [1]	2012	2011	2012	2011
New business premium	$249	$286	$517	$589
Standard commercial lines policy count retention	81%	82%	82%	83%
Standard commercial lines renewal written pricing increase	7%	3%	7%	3%
Standard commercial lines renewal earned pricing increase	5%	2%	5%	2%
Standard commercial lines policies in-force as of end of period			1,266,823	1,250,932

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three Months Ended June 30,			Six Months Ended June 30,
Ratios	2012	2011	Change	2012	2011	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.1	62.6	(1.4)	65.0	63.4	(1.6)
Current accident year catastrophes	4.8	11.0	6.2	3.4	7.0	3.6
Prior accident years	1.2	2.1	0.9	1.3	0.8	(0.5)
Total loss and loss adjustment expense ratio	70.1	75.6	5.5	69.7	71.3	1.6
Expense ratio	30.0	30.3	0.3	30.3	30.6	0.3
Policyholder dividend ratio	0.3	0.3	—	0.1	0.3	0.2
Combined ratio	100.5	106.2	5.7	100.1	102.1	2.0
Catastrophe ratio
Current accident year	4.8	11.0	6.2	3.4	7.0	3.6
Prior accident years	(2.5)	0.7	3.2	(1.2)	0.2	1.4
Total catastrophe ratio	2.3	11.6	9.3	2.3	7.2	4.9
Combined ratio before catastrophes	98.2	94.5	(3.7)	97.8	94.9	(2.9)
Combined ratio before catastrophes and prior accident year development	94.5	93.1	(1.4)	95.4	94.2	(1.2)
Other revenues [1]	$26	$26	—%	$48	$49	(2%)

[1]	Represents servicing revenues.
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Net income, as compared to the prior year periods, increased for the three months ended June 30, 2012 and decreased for the six months ended June 30, 2012. The decrease in the six-month period was primarily due to the gain on sale of SRS in 2011.
Current accident year catastrophe losses for the three months ended June 30, 2012 of $74, pre-tax, primarily included severe thunderstorms and hail events in the South, Midwest and Mid-Atlantic states. For the six months ended June 30, 2012, pre-tax catastrophes of $106 also included tornadoes in the Midwest and South. In 2011, catastrophes primarily included tornadoes in the Midwest and South, for the comparable three-month period, and also included winter storms in the Northeast and Midwest, for the comparable six-month period.
For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums increased for the three and six months ended June 30, 2012 primarily due to improvements in workers’ compensation, driven by earned premium increases from higher new business premium in the latter half 2011, renewal earned pricing increases and an increase in policies-in-force. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased across all standard commercial lines driven by improving market conditions.
Current accident year loss and loss adjustment expenses before catastrophes increased, due primarily to increases in earned premiums and the current accident year loss and loss adjustment expense ratio before catastrophes particularly in workers’ compensation, which, in 2011, did not include the change in the Company's 2011 accident year loss picks until the third and fourth quarter. Workers' compensation frequency has been improving since recognizing the increase in the latter six months of 2011, while severity has moderated and earned pricing has increased.
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

GROUP BENEFITS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Premiums and other considerations	$966	$1,076	(10%)	$1,938	$2,120	(9%)
Net investment income	107	106	1%	206	210	(2%)
Net realized capital gains (losses)	—	10	(100%)	20	(4)	NM
Total revenues	1,073	1,192	(10%)	2,164	2,326	(7%)
Benefits, losses and loss adjustment expenses	759	850	(11%)	1,566	1,678	(7%)
Amortization of deferred policy acquisition costs	8	9	(11%)	16	18	(11%)
Insurance operating costs and other expenses	261	286	(9%)	519	577	(10%)
Total benefits, losses and expenses	1,028	1,145	(10%)	2,101	2,273	(8%)
Income before income taxes	45	47	(4%)	63	53	19%
Income tax expense	10	6	67%	10	1	NM
Net income	$35	$41	(15%)	$53	$52	2%
Premiums and other considerations
Fully insured – ongoing premiums	$950	$1,013	(6%)	$1,904	$2,041	(7%)
Buyout premiums	—	49	(100%)	3	49	(94%)
Other	16	14	14%	31	30	3%
Total premiums and other considerations	$966	$1,076	(10%)	$1,938	$2,120	(9%)
Fully insured ongoing sales, excluding buyouts	$66	$92	(28%)	$294	$336	(13%)
Ratios, excluding buyouts
Loss ratio	78.6%	78.0%	0.6	80.8%	78.7%	2.1
Loss ratio, excluding financial institutions	83.6%	83.5%	0.1	85.5%	84.0%	1.5
Expense ratio	27.8%	28.7%	(0.9)	27.6%	28.7%	(1.1)
Expense ratio, excluding financial institutions	23.4%	23.9%	(0.5)	23.8%	23.8%	0.0
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Net income, as compared to the prior year periods, decreased for the three months ended June 30, 2012 and remained flat for the six months ended June 30, 2012. In both periods, fully insured ongoing premiums decreased due to the competitive marketplace, while the Company remains disciplined in meeting pricing expectations. For the six months ended June 30, 2012, lower premiums were partially offset by improvements in realized capital gains (losses).
The increase in the loss ratio was primarily due to higher severity in group disability. In addition, the Company continues to experience stable but elevated claims incidence and lower than historical terminations in long-term disability.
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

CONSUMER MARKETS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Written premiums	$950	$969	(2%)	$1,811	$1,853	(2%)
Change in unearned premium reserve	46	30	53%	(2)	(42)	95%
Earned premiums	904	939	(4%)	1,813	1,895	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	595	623	(4%)	1,169	1,239	(6%)
Current accident year catastrophes	216	281	(23%)	255	313	(19%)
Prior accident years	(23)	—	—%	(78)	(49)	(59%)
Total losses and loss adjustment expenses	788	904	(13%)	1,346	1,503	(10%)
Amortization of deferred policy acquisition costs	84	85	(1%)	167	170	(2)%
Underwriting expenses	146	147	(1%)	296	296	—%
Underwriting results	(114)	(197)	42%	4	(74)	NM
Net servicing income	4	3	33%	10	9	11%
Net investment income	41	49	(16%)	84	99	(15%)
Net realized capital gains (losses)	(2)	2	NM	5	(2)	NM
Other expenses	(11)	(131)	92%	(26)	(145)	82%
Income (loss) before income taxes	(82)	(274)	70%	77	(113)	NM
Income tax expense (benefit)	(32)	(102)	69%	19	(49)	NM
Net income (loss)	$(50)	$(172)	71%	$58	$(64)	NM
	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2012	2011	Change	2012	2011	Change
Product Line
Automobile	$649	$665	(2%)	$1,269	$1,306	(3%)
Homeowners	301	304	(1%)	542	547	(1%)
Total	$950	$969	(2%)	$1,811	$1,853	(2%)
Earned Premiums
Product Line
Automobile	$630	$657	(4%)	$1,262	$1,329	(5%)
Homeowners	274	282	(3%)	551	566	(3%)
Total	$904	$939	(4%)	$1,813	$1,895	(4%)

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2012	2011	2012	2011
Policies in-force end of period
Automobile			2,044,874	2,137,351
Homeowners			1,323,557	1,380,301
Total policies in-force end of period			3,368,431	3,517,652
New business written premium
Automobile	$85	$75	$171	$141
Homeowners	$30	$23	$55	$42
Policy count retention
Automobile	84%	82%	84%	82%
Homeowners	86%	84%	85%	83%
Renewal written pricing increase
Automobile	4%	6%	4%	6%
Homeowners	6%	9%	6%	9%
Renewal earned pricing increase
Automobile	5%	7%	5%	7%
Homeowners	7%	10%	7%	10%

	Three Months Ended June 30,			Six Months Ended June 30,
Ratios and Supplemental Data	2012	2011	Change	2012	2011	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.8	66.5	0.7	64.5	65.4	0.9
Current accident year catastrophes	23.9	29.9	6.0	14.1	16.5	2.4
Prior accident years	(2.5)	—	2.5	(4.3)	(2.6)	1.7
Total loss and loss adjustment expense ratio	87.2	96.4	9.2	74.2	79.4	5.2
Expense ratio	25.4	24.7	(0.7)	25.5	24.7	(0.8)
Combined ratio	112.6	121.1	8.5	99.8	104.1	4.3
Catastrophe ratio
Current year	23.9	29.9	6.0	14.1	16.5	2.4
Prior years	(1.0)	1.0	2.0	(1.3)	1.5	2.8
Total catastrophe ratio	22.9	30.8	7.9	12.8	18.0	5.2
Combined ratio before catastrophes	89.7	90.2	0.5	87.0	86.0	(1.0)
Combined ratio before catastrophes and prior accident years development	91.3	91.2	(0.1)	90.0	90.1	0.1
Other revenues [1]	$35	$36	(3%)	$72	$76	(5%)

[1]	Represents servicing revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
Product Line Combined Ratios	2012	2011	Change	2012	2011	Change
Automobile	98.8	98.0	(0.8)	93.6	91.5	(2.1)
Homeowners	144.1	175.0	30.9	113.9	133.1	19.2
Total	112.6	121.1	8.5	99.8	104.1	4.3
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Net income (loss) improved relative to the comparable prior periods, due to lower current accident year catastrophes and a $73, after-tax charge in the prior year, related to the write off of capitalized costs associated with a policy administration software project that was discontinued.
Current accident year catastrophe losses for the three months ended June 30, 2012 of $216, pre-tax, primarily included severe thunderstorms and hail events in the South, Midwest and Mid-Atlantic states. For the six months ended June 30, 2012, pre-tax catastrophes of $255 also included severe tornadoes and wind storms in the Midwest and South. In 2011, catastrophes primarily included severe tornadoes and wind storms in the Midwest and South, and winter storms in the Northeast and Midwest.
Earned premiums decreased in auto and were down modestly for homeowners, as non-renewal of existing policies more than offset the impacts of new business written premium. Compared to 2011, the number of policies in-force as of June 30, 2012 decreased for both auto and home, driven by non-renewals.
Policy count retention for auto and home increased as moderating renewal written price increases improved the Company’s price competitiveness. Changes in underwriting practices and service operations have also contributed to the improvement in retention.
Auto and home new business written premium increased primarily due to more competitive new business pricing in AARP Direct and, to a lesser extent, an increase in the sale of the AARP auto product through independent agents.
The lower auto and homeowners renewal earned pricing in the three month and six months ended June 30, 2012 was primarily due to lower rate increases. For both auto and homeowners, an increase in earned pricing was partially offset by a shift in the mix of business by territory, class plan and pricing tier to policies with lower average earned premium, such that increases in average earned premium were less than the increases in earned pricing.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums and, to a lesser extent, a decrease in the overall current accident year loss and loss adjustment expense ratio before catastrophes. For the three and six months ended June 30, 2012 the current accident year loss and loss adjustment expense ratio before catastrophes decreased primarily due to a decrease in home, partially offset by an increase in auto. The decrease for home was primarily due to earned pricing increases and a decrease in the frequency of non-catastrophe weather claims. The increase for auto was primarily due to higher auto physical damage loss cost severity and an increase in frequency for first quarter 2012 auto liability claims, largely offset by the effect of earned pricing increases.
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

INDIVIDUAL LIFE

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$248	$237	5%	$503	$470	7%
Earned premiums	(28)	(25)	(12%)	(56)	(49)	(14%)
Net investment income	126	115	10%	248	226	10%
Net realized capital gains (losses)	20	6	NM	19	(24)	NM
Total revenues	366	333	10%	714	623	15%
Benefits, losses and loss adjustment expenses	211	180	17%	427	362	18%
Amortization of DAC	28	34	(18%)	67	59	14%
Insurance operating costs and other expenses	78	67	16%	148	128	16%
Total benefits, losses and expenses	317	281	13%	642	549	17%
Income before income taxes	49	52	(6%)	72	74	(3%)
Income tax expense	13	6	117%	17	10	70%
Net income	$36	$46	(22%)	$55	$64	(14%)
Account Values
Individual variable universal life insurance				$5,699	$5,993	(5%)
Universal life, interest sensitive whole life, modified guaranteed life insurance and other				7,059	6,373	11%
Total account values				$12,758	$12,366	3%
Individual Life Insurance In-force
Variable universal life insurance				$67,514	$71,977	(6%)
Universal life, interest sensitive whole life, modified guaranteed life insurance				66,625	60,759	10%
Term life				83,291	78,714	6%
Total life insurance in-force				$217,430	$211,450	3%
Net Investment Spread	173 bps	175 bps	(2) bps	156 bps	161 bps	(5) bps
Death Benefits	$113	$102	$11	$218	$207	$11
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Net income, as compared to prior year periods, decreased for the three and six months ended June 30, 2012 as the increase in revenues in both periods was offset by increases in expenses including claim reserves and death benefits, as well as restructuring and other costs associated with the Company's plan to pursue sales or other strategic alternatives for the Individual Life business. The increase in expenses, in both periods, was driven primarily by increased death claims. The announced sale of this business has had a negative impact on sales of individual life products. For further discussion of the Company's March 2012 announcement regarding its business and strategy evaluation, see MD&A – Outlooks.
While net investment income, as compared to prior year periods, increased modestly for the three and six months ended June 30, 2012, income on limited partnerships and other alternative investments was lower in 2012 compared to 2011 as a result of greater price appreciation experienced in the underlying funds in 2011.
The Unlock charge, after-tax, for the three months ended June 30, 2012 and 2011 was $0 and $1, respectively, as separate account returns for the three months ended June 30, 2012 were consistent with our aggregated estimated return for the period and slightly below our aggregated estimated returns for the comparable prior year period. The Unlock charge, after-tax, for the six months ended June 30, 2012 and 2011 was $8 and $2, respectively, as separate account returns were above our aggregated estimated return for both periods. For further discussion of Unlocks, see MD&A – Critical Accounting Estimates.

Net investment spread decreased by 2 bps for the three months ended June 30, 2012, as compared to the prior year period, driven by lower yields of 7 bps, partially offset by lower crediting rates of 5 bps. Net investment spread decreased by 5 bps for the six months ended June 30, 2012, as compared to the prior year period, driven by lower yields of 15 bps, partially offset by lower crediting rates of 10 bps. Death benefits increased for the three and six months ended June 30, 2012 as compared to the prior year period.
Individual Life’s effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD and release of the investment valuation allowance. Income tax expense includes separate account DRD benefits of $3 and $3, respectively, for the three months ended June 30, 2012 and 2011 and $6 and $6, respectively, for the six months ended June 30, 2012 and 2011. Income tax expense for the three and six months ended June 30, 2011 also includes a tax benefit of $3 related to resolution of a tax matter with the Internal Revenue Service for the computation of DRD for tax years 1998, 2000 and 2001. In addition, the Company released $6 or 100% of the valuation allowance associated with investment realized capital losses during the three and six months ended June 30, 2011 due to the availability of additional tax planning strategies. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

RETIREMENT PLANS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$93	$99	(6%)	$187	$193	(3%)
Earned premiums	1	2	(50%)	3	5	(40%)
Net investment income	106	100	6%	207	199	4%
Net realized capital gains (losses)	(12)	11	NM	2	2	—%
Total revenues	188	212	(11%)	399	399	—%
Benefits, losses and loss adjustment expenses	83	75	11%	164	147	12%
Amortization of DAC	10	17	(41)%	10	24	(58)%
Insurance operating costs and other expenses	108	107	1%	217	215	1%
Total benefits, losses and expenses	201	199	1%	391	386	1%
Income (loss) before income taxes	(13)	13	NM	8	13	(38%)
Income tax benefit	(11)	(14)	21%	(8)	(19)	58%
Net income (loss)	$(2)	$27	NM	$16	$32	(50%)
Assets Under Management
401(k) account values				$23,085	$21,963	5%
403(b)/457 account values				13,508	13,118	3%
401(k)/403(b) mutual funds				18,305	20,474	(11%)
Total assets under management				$54,898	$55,555	(1%)
Assets Under Management Roll Forward
Assets under management, beginning of period				$52,302	$52,518	—
Net flows				(200)	487	NM
Transfers in and reclassifications				—	267	(100%)
Change in market value and other				2,796	2,283	22%
Assets under management, end of period				$54,898	$55,555	(1%)
Net Investment Spread	98 bps	124 bps	(26) bps	92 bps	132 bps	(40) bps
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Net income (loss), as compared to the prior period, decreased for the three months ended June 30, 2012 primarily due to realized capital losses and an Unlock charge in 2012 compared to realized capital gains and an Unlock benefit in 2011. Net income, as compared to the prior period, decreased for the six months ended June 30, 2012 primarily due to increased benefits, losses and expenses during the period as revenues remained flat. Total benefits, losses and expenses, as compared to prior periods, increased for the three and six months ended June 30, 2012 primarily due to higher interest credited on general account assets and restructuring and other costs associated with the Company's plan to pursue sales or other strategic alternatives for the Retirement Plans business. The announced sale of this business has had a negative impact on sales of retirement plan products. For further discussion of the Company's March 2012 announcement regarding its business and strategy evaluation, see MD&A – Outlooks.
The Unlock charge, after-tax, for the three months ended June 30, 2012 and the three and six months ended June 30, 2011 was $3, $3, and $1, respectively, as actual separate account returns were below our aggregated estimated returns for these periods. The Unlock benefit, after-tax, for the six months ended June 30, 2012 was $4 as actual separate account returns were above our aggregated estimated returns for the period. For further discussion of Unlocks see MD&A – Critical Accounting Estimates.
Net investment income, as compared to the prior year periods, increased for the three and six months ended June 30, 2012 although portfolio yields were lower in 2012. Net investment spread decreased by 26 bps for the three months ended June 30, 2012, as compared to the prior year period, driven by lower yields of 37 bps, partially offset by lower crediting rates of 11 bps. Net investment spread decreased by 40 bps for the six months ended June 30, 2012, as compared to the prior year period, driven by lower yields of 44 bps, partially offset by lower crediting rates of 4 bps.
Retirement Plans’ effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD and release of the investment valuation allowance. Income tax expense includes separate account DRD benefits of $5 and $4, respectively, for the three months ended June 30, 2012 and 2011 and $10 and $9, respectively, for the six months ended June 30, 2012 and 2011. Also included in income tax expense for the three and six months ended June 30, 2011 is an additional $4 DRD benefit related to resolution of a tax matter with the Internal Revenue Service for tax years 1998, 2000 and 2001. Due to the availability of additional tax planning strategies, the Company released $10 or 100% of the valuation allowance associated with investment realized capital losses during the three and six months ended June 30, 2011. For further discussion, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$148	$175	(15%)	$299	$353	(15%)
Net investment loss	—	(1)	100%	(1)	(2)	50%
Net realized capital gains	(2)	—	—%	(1)	1	NM
Total revenues	146	174	(16%)	297	352	(16%)
Amortization of DAC	9	12	(25)%	18	24	(25)%
Insurance operating costs and other expenses	109	120	(9%)	220	243	(9%)
Total benefits, losses and expenses	118	132	(11%)	238	267	(11%)
Income before income taxes	28	42	(33%)	59	85	(31%)
Income tax expense	10	15	(33%)	21	30	(30%)
Net income	$18	$27	(33%)	$38	$55	(31%)
Assets Under Management
Retail mutual fund assets				$40,942	$49,584	(17%)
Investment Only mutual fund assets				7,279	6,954	5%
529 College Savings Plan assets				1,723	1,612	7%
Total non-proprietary assets				49,944	58,150	(14%)
Proprietary mutual fund assets				36,287	42,204	(14%)
Total mutual fund assets under management				$86,231	$100,354	(14%)
Non-Proprietary AUM Roll Forward
Non-Proprietary Mutual Fund AUM, beginning of period				$48,768	$56,884	(14%)
Net flows				(2,244)	(188)	NM
Change in market value and other				3,420	1,454	135%
Non-Proprietary Mutual Fund AUM, end of period				$49,944	$58,150	(14%)
Proprietary Mutual Fund AUM Roll Forward
Proprietary Mutual Fund AUM, beginning of period				$36,770	$43,602	(16%)
Net flows				(2,949)	(3,111)	5%
Change in market value				2,466	1,713	44%
Proprietary Mutual Fund AUM, end of period				$36,287	$42,204	(14%)
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
Net income, as compared to prior year periods, decreased for the three and six months ended June 30, 2012 primarily due to lower fee income and other driven by lower AUM compared to June 30, 2011. The decrease in AUM for the three months ended June 30, 2012, as compared to the prior year period, was due to lower new business deposit activity and a significant decline in equity market performance, offset by a lower retail redemption rate. The decrease in AUM for the six months ended June 30, 2012, as compared to the prior year period, was due to lower new business deposit activity and lower redemption rates, offset by a significant improvement in equity market performance. AUM at June 30, 2012 decreased compared to March 31, 2012 as equity market performance and deposit activity trended lower sequentially. AUM at June 30, 2012 compared to December 31, 2011 increased due to an improvement in equity market performance during the three months ended March 31, 2012 and the downward trend in redemption rates during the six months ended June 30, 2012.

LIFE OTHER OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$564	$641	(12%)	$1,131	$1,276	(11%)
Earned premiums	23	49	(53%)	68	108	(37%)
Net investment income
Securities available-for-sale and other	436	446	(2%)	875	894	(2%)
Equity securities trading [1]	(1,687)	(597)	(183%)	1,178	206	NM
Total net investment income	(1,251)	(151)	NM	2,053	1,100	87%
Net realized capital gains (losses)	587	17	NM	(433)	(293)	(48%)
Total revenues	(77)	556	NM	2,819	2,191	29%
Benefits, losses and loss adjustment expenses	640	533	20%	931	1,023	(9%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	(1,686)	(597)	(182%)	1,178	206	NM
Amortization of DAC	184	205	(10%)	135	289	(53%)
Insurance operating costs and other expenses	186	196	(5%)	370	402	(8%)
Total benefits, losses and expenses	(676)	337	NM	2,614	1,920	36%
Income before income taxes	599	219	174%	205	271	(24%)
Income tax expense (benefit)	193	(42)	NM	6	(63)	NM
Net income	$406	$261	56%	$199	$334	(40%)
Assets Under Management [2]
Variable annuity account values				$96,369	$112,328	(14%)
Fixed MVA annuity and other account values [3]				15,689	16,802	(7%)
Institutional annuity account values [4]				18,233	19,230	(5%)
Private Placement Life Insurance (“PPLI”)				36,911	36,700	1%
Account Value Roll Forward
Variable Annuities
Account value, beginning of period				$99,922	$116,520	(14%)
Net flows				(6,978)	(7,461)	6%
Change in market value and other				4,497	3,069	47%
Effect of currency translation				(1,072)	200	NM
Account value, end of period				$96,369	$112,328	(14%)
Net Investment Spread	35 bps	33 bps	2 bps	44 bps	32 bps	12 bps
Expense Ratios
General insurance expense ratio	2.7 bps	2.4 bps		5.5 bps	4.8 bps
DAC amortization ratio	23.5%	48.4%		39.7%	51.6%
Less: Effect of realized capital gains (losses) on DAC amortization	(68.2%)	7.6%		10.3%	18.4%
Less: Effect of Unlocks on DAC amortization	53.1%	3.9%		(7.0%)	(4.4%)
DAC amortization ratio, core earnings, excluding Unlock	38.6%	36.9%		36.4%	37.6%

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

[3]
Includes approximately $1.9 billion and $2.6 billion related to the triggering of the guaranteed minimum income benefit for the 3 Win product as of June 30, 2012 and 2011, respectively. This account value is not expected to generate material future profit or loss to the Company.

[4]	Included in the balance is approximately $1.3 billion as of June 30, 2012 and $1.4 billion as of June 30, 2011 related to an intra-segment funding agreement which is eliminated in consolidation.

Three months ended June 30, 2012 compared to the three months ended June 30, 2011
Net income, as compared to the prior year period, increased for the three months ended June 30, 2012 primarily due to higher net realized capital gains, offset in part by an increased Unlock charge in 2012. In addition, benefits, losses and loss adjustment expenses, as compared to the prior year period, increased for the three months ended June 30, 2012 reflecting a decline in equity market performance in 2012 on the Company's benefit riders, as well as the release in 2011 of $18, after-tax, of a deficiency reserve related to a product in Japan.
The net increase in realized capital gains, as compared to the prior year period, was primarily due to gains in the variable annuity hedge program. Variable annuity hedge program gains for the three months ended June 30, 2012 and 2011 were $644 and $2, respectively. For further discussion of the results of the variable annuity hedge program, see MD&A – Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios.
The Unlock charge, after-tax, for the three months ended June 30, 2012 and 2011 was $143 and $62, respectively, as actual separate account returns for both periods were below our aggregated estimated returns. For further discussion of the Unlock see MD&A – Critical Accounting Estimates.
Life Other Operations effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD, release of the investment valuation allowance and change in the foreign valuation allowance and varying country tax rates. Income tax expense includes separate account DRD benefits for the three months ended June 30, 2012 and 2011 of $21 and $30, respectively. Income tax expense for the three months ended June 30, 2011 also includes a tax benefit of $45 related to the resolution of a tax matter with the Internal Revenue Service for the computation of DRD for tax years 1998, 2000 and 2001. In addition, the Company released $41 or 100% of the valuation allowance associated with investment realized capital losses during the three months ended June 30, 2011 due to the availability of additional tax planning strategies. For further discussion, see Note 1 of the Notes to Consolidated Financial Statements.
Six months ended June 30, 2012 compared to the six months ended June 30, 2011
Net income, as compared to the prior year period, decreased for the six months ended June 30, 2012 primarily due to higher net realized capital losses and a decrease in the Unlock benefit in 2012. In addition, benefits, losses and loss adjustment expenses, as compared to the prior year period, decreased for the six months ended June 30, 2012 reflecting an improvement in equity market performance.
The net increase in realized capital losses, as compared to the prior year period, was primarily due to losses in the variable annuity hedge program. Variable annuity hedge program losses for the six months ended June 30, 2012 and 2011 were $(579) and $(345), respectively.
The Unlock benefit, after-tax, for the six months ended June 30, 2012 was $72 as actual separate account returns were above our aggregated estimated returns. The Unlock charge, after-tax, for the six months ended June 30, 2011 was $6 as actual separate account returns were below our aggregated estimated returns.
Life Other Operations effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD, release of the investment valuation allowance and change in the foreign valuation allowance and varying country tax rates. Income tax expense includes separate account DRD benefits for the six months ended June 30, 2012 and 2011 of $45 and $58, respectively. Income tax expense for the six months ended June 30, 2011 also includes a tax benefit of $45 related to the resolution of a tax matter with the Internal Revenue Service for the computation of DRD for tax years 1998, 2000 and 2001. In addition, the Company released $43 or 100% of the valuation allowance associated with investment realized capital losses during the six months ended June 30, 2011 due to the availability of additional tax planning strategies. The separate account DRD is expected to decrease in 2012 primarily due to net outflows associated with the runoff of the Individual Annuity business.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Earned Premium	(2)	—	—%	(2)	—	—%
Net investment income	39	37	5%	78	76	3%
Net realized capital gains (losses)	(3)	4	NM	8	1	NM
Other revenue	—	(1)	100%	—	—	—%
Total revenues	34	40	(15%)	84	77	9%
Benefits, losses and loss adjustment expenses	53	286	(81%)	59	290	(80%)
Insurance operating costs and other expenses	4	6	(33%)	12	13	(8%)
Total benefits, losses and expenses	57	292	(80%)	71	303	(77%)
Income before income taxes	(23)	(252)	91%	13	(226)	NM
Income tax benefit	(8)	(88)	91%	1	(83)	NM
Net income (loss)	$(15)	$(164)	91%	$12	$(143)	NM
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
The net income (loss) in Property & Casualty Other Operations improved for the three and six months ended June 30, 2012, as compared to the prior year periods, primarily due to a decrease in net asbestos reserve strengthening. As part of its annual ground-up asbestos and environmental reserve evaluations in the second quarter of 2012, the Company strengthened its net asbestos reserves by $48, pre-tax, and environmental reserves by $3, pre-tax. In 2011, the Company strengthening its net asbestos reserves by $290, pre-tax, in the second quarter, and did not complete an environmental evaluation until the third quarter.
For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

CORPORATE

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Earned premiums	$—	$1	(100%)	$—	$—	—%
Fee income [1]	45	53	(15%)	97	106	(8%)
Net investment income	3	13	(77%)	(3)	29	NM
Net realized capital gains (losses)	17	6	183%	32	(5)	NM
Total revenues	65	73	(11%)	126	130	(3%)
Benefits, losses and loss adjustment expenses	(1)	1	NM	(1)	2	NM
Insurance operating costs and other expenses	91	65	(40%)	176	125	41%
Loss on extinguishment of debt	910	—	—%	910	—	—%
Interest expense	115	128	(10%)	239	256	(7%)
Total benefits, losses and expenses	1,115	194	NM	1,324	383	NM
Loss from continuing operations before income taxes	(1,050)	(121)	NM	(1,198)	(253)	NM
Income tax benefit	(372)	(47)	NM	(424)	(91)	NM
Loss from continuing operations, net of tax	(678)	(74)	NM	(774)	(162)	NM
Income (loss) from discontinued operations, net of tax [2]	—	(77)	100%	—	(75)	100%
Net loss	$(678)	$(151)	NM	$(774)	$(237)	NM

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
Three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011
The net loss in Corporate increased primarily due to a loss on extinguishment of debt recognized in the second quarter of 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.
In addition, an increase in insurance operating costs and other expenses is a result of restructuring and other costs related to the Company’s implementation of its strategic initiatives, as well as ongoing efficiency and expense reduction activities. See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring and other costs.
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
Refer to the MD&A in The Hartford’s 2011 Form 10-K Annual Report for an explanation of the Company’s Operational Risk.
Insurance Risk Management
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverage's that the Company has in place as of July 1, 2012:

Coverage	Treaty term	% of layer(s) reinsured	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2012 to 1/1/2013	90%	$750		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2012 to 6/1/2013	90%	145	[1]	55
Workers compensation losses arising from a single catastrophe event [2]	7/1/2012 to 7/1/2013	95%	350		100

[1]
The per occurrence limit on the FHCF treaty is $145 for the 6/1/2012 to 6/1/2013 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is estimated based on the best available information until FHCF releases updated figures in October 2012.

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
An increase in interest rates from current levels is generally a favorable development for the Company. Rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Wealth Management and Life Other Operations products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio, increase interest expense on the Company’s variable rate debt obligations and, if long-term interest rates rise dramatically within a six to twelve month time period, certain Wealth Management and Life Other Operations businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Life Other Operation’s fixed income products have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits associated with certain previously recognized realized capital losses.
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

The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17 of the Notes to Consolidated Financial Statements in The Hartford’s 2011 Form 10-K Annual Report. In addition, management evaluates performance of certain Wealth Management and Life Other Operations products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Individual Life, Retirement Plans, and Life Other Operations sections of the MD&A.
Equity Risk
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
Variable Annuity Guaranteed Benefits
The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $96.1 billion and $99.8 billion as of June 30, 2012 and December 31, 2011, respectively.
The following table summarizes the account values of the Company’s U.S. and Japan variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of June 30, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money[5]
U. S. Variable Annuity [1]
GMDB [2]	$66.2	$9.0	$3.5	69%	12%
GMWB	35.1	1.2	1.0	36%	10%
Japan Variable Annuity [1]
GMDB	28.0	9.5	8.2	99%	25%
GMIB [3]	26.1	6.5	6.5	99%	20%
UK Variable Annuity [1]
GMDB	1.9	0.06	0.06	100%	3%
GMWB	1.7	0.05	0.05	44%	3%

Total Variable Annuity Guarantees
As of December 31, 2011
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money[5]
U. S. Variable Annuity [1]
GMDB [2]	$68.7	$12.0	$5.1	77%	15%
GMWB	36.6	1.9	1.6	45%	12%
Japan Variable Annuity [1]
GMDB	29.2	10.9	9.4	99%	27%
GMIB [3]	27.3	7.5	7.5	99%	22%
UK Variable Annuity [1]
GMDB	1.9	0.08	0.08	100%	4%
GMWB	1.8	0.07	0.07	57%	3%

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

[2]	Excludes group annuity contracts with GMDB benefits.

[3]	Includes small amount of GMWB and GMAB

[4]	Excludes contracts that fully reinsured.

[5]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.
Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. The GMDB NAR disclosed in the above tables is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. The GMIB NAR calculation disclosed in the above tables, represents a series of payments over the annuitization period and is not discounted to present value. For additional information on the Company’s GMDB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
The Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”) . For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of June 30, 2012, 66% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of June 30, 2012, as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.3	0.8
2015	7.0	1.7
2016	2.4	0.7
2017	2.7	0.8
2018 & beyond [2]	6.6	1.7
Total	$23.3	$5.7

[1]	Excludes certain non-GMIB living benefits of $2.8 billion of account value and $0.8 billion of NAR.

[2]	In 2018 & beyond, $2.5 billion of the $6.6 billion is primarily associated with account value that is eligible in 2021.

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
International Hedge Programs
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, FTSE 100 index, Euro Stoxx 50 and DAX 30 index.
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

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of June 30, 2012, and are related to the fair value of liabilities and hedge instruments in place as of that date for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually as of June 30, 2012, and performed without consideration of any correlation among market risk factors.

U.S. GAAP Sensitivity Analysis (pre Tax/DAC) [1]	U.S. Programs						International Programs
	GMWB			Macro			Japan/UK
Equity Market Return	-20%	-10%	+10%	-20%	-10%	+10%	-20%	-10%	+10%
Potential Net Fair Value Impact	$(119)	$(45)	$19	$361	$112	$(53)	$983	$490	$(468)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(139)	$(68)	$65	$6	$3	$(3)	$319	$200	$(308)
Implied Volatilities	+10%	+2%	-10%	+10%	+2%	-10%	+10%	+2%	-10%
Potential Net Fair Value Impact	$(599)	$(119)	$564	$99	$21	$(110)	$103	$21	$(113)
Yen Strengthens +/ Weakens -	+20%	+10%	-10%	+20%	+10%	-10%	+20%	+10%	-10%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$2,366	$921	$(612)

[1]
These sensitivities are based on the following key market levels as of June 30, 2012: 1) S&P of 1,362.0; 2) 10yr US swap rate of 1.83%; 3) S&P 10yr volatility of 29.18% and 4) FX rates of USDJPY @79.80 and EURJPY @ 101.04.

The above sensitivity analysis is an estimate and should not be used to predict the future financial performance of the Company’s variable annuity hedge programs. The actual net changes in the fair value liability and the hedging assets illustrated in the above table may vary materially depending on a variety of factors which include but are not limited to:

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
The yen denominated individual fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company suspended new sales of the Japan business and has subsequently confirmed that it is closed to new business. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
The Company has reinsured approximately 16% of its risk associated with U.S. GMWB and 62% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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
As of June 30, 2012, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan, which represented $2.6 billion, or 12% of stockholders’ equity, and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 5 of the Notes to Consolidated Financial Statements in The Hartford’s 2011 Form 10-K Annual Report.

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
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
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
For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty governed by an ISDA Master Agreement for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2012, for the company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. Beginning in the fourth quarter of 2011, the Company began hedging its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program, however, for three counterparties, maximum uncollateralized exposures are higher. These three counterparties maintain credit ratings of A3 or better, and the Company actively monitors their credit standing. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2012, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	June 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$11,434	$11,980	14.1%	$8,901	$9,364	11.4%
AAA	8,502	9,002	10.6%	9,631	10,113	12.4%
AA	15,397	16,290	19.1%	15,471	15,844	19.4%
A	19,289	21,207	24.9%	19,501	21,053	25.7%
BBB	21,330	22,528	26.3%	20,972	21,760	26.6%
BB & below	4,888	4,220	5.0%	4,502	3,675	4.5%
Total fixed maturities	$80,840	$85,227	100.0%	$78,978	$81,809	100.0%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to the reinvestment in spread product and tactical portfolio repositioning associated with higher-yielding assets that provide attractive risk-adjusted returns, as well as downgrades associated with certain financial services and commercial real estate securities. Also included was an increase in U.S. Government/Government agencies as a result of the Company entering into certain repurchase and dollar roll agreements. For further information on repurchase and dollar roll agreements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	June 30, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$2,508	$33	$(146)	$2,395	2.8%	$2,688	$34	$(208)	$2,514	3.1%
Small business	378	—	(101)	277	0.3%	418	1	(123)	296	0.4%
Other	304	26	—	330	0.4%	324	20	(1)	343	0.4%
CDOs										—%
Collateralized loan obligations (“CLOs”)	2,294	1	(123)	2,172	2.5%	2,334	—	(181)	2,153	2.6%
CREs	460	28	(129)	359	0.4%	485	16	(167)	334	0.4%
Other [1]	557	16	(16)	506	0.6%	—	—	—	—	—%
CMBS
Agency backed [2]	913	71	—	984	1.2%	637	40	—	677	0.8%
Bonds	4,936	198	(318)	4,816	5.7%	5,992	182	(487)	5,687	7.0%
Interest only (“IOs”)	519	48	(21)	546	0.6%	563	49	(25)	587	0.7%
Corporate
Basic industry [1]	3,645	349	(19)	3,975	4.7%	3,690	309	(19)	3,979	4.9%
Capital goods	3,096	366	(7)	3,455	4.1%	3,327	331	(33)	3,625	4.4%
Consumer cyclical	2,225	239	(5)	2,459	2.9%	2,277	206	(8)	2,475	3.0%
Consumer non-cyclical	5,512	706	(8)	6,210	7.3%	5,985	644	(13)	6,616	8.1%
Energy	3,708	387	(9)	4,086	4.8%	3,338	381	(15)	3,704	4.5%
Financial services	7,140	419	(340)	7,219	8.5%	7,763	334	(526)	7,571	9.3%
Tech./comm.	4,045	469	(22)	4,492	5.3%	4,357	443	(61)	4,739	5.8%
Transportation	1,343	149	(4)	1,488	1.7%	1,285	123	(6)	1,402	1.7%
Utilities	8,370	922	(39)	9,253	10.9%	8,236	857	(38)	9,055	11.2%
Other [1]	309	44	(7)	346	0.3%	903	33	(20)	845	1.0%
Foreign govt./govt. agencies	3,476	135	(13)	3,598	4.2%	2,030	141	(10)	2,161	2.6%
Municipal Taxable	2,211	190	(37)	2,364	2.8%	1,688	120	(51)	1,757	2.1%
Tax-exempt	10,857	910	(6)	11,761	13.8%	10,869	655	(21)	11,503	14.1%
RMBS
Agency	5,571	270	—	5,841	6.9%	4,436	222	—	4,658	5.7%
Non-agency	2	—	—	2	—%	62	—	(2)	60	0.1%
Alt-A	46	—	(12)	34	—%	115	5	(21)	99	0.1%
Sub-prime	1,465	13	(374)	1,104	1.3%	1,348	25	(433)	940	1.1%
U.S. Treasuries	4,950	215	(10)	5,155	6.0%	3,828	203	(2)	4,029	4.9%
Fixed maturities, AFS	80,840	6,204	(1,766)	85,227	100%	78,978	5,374	(2,471)	81,809	100%
Equity securities
Financial services	348	—	(64)	284		479	10	(187)	302
Other	511	71	(15)	567		577	58	(16)	619
Equity securities, AFS	859	71	(79)	851		1,056	68	(203)	921
Total AFS securities	$81,699	$6,275	$(1,845)	$86,078		$80,034	$5,442	$(2,674)	$82,730
Fixed maturities, FVO				$1,165					$1,328

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The Company continues to invest in a diversified portfolio with purchases focused on investment grade corporate, foreign government and taxable municipal securities, as well as the reinvestment of short-term securities into agency RMBS and U.S. Treasuries to generate an additional return. In addition, the Company continued to prudently manage exposure to riskier assets through selective sales of CMBS and European exposures. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to credit spread tightening and declining interest rates. Fixed maturities, FVO, represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily CRE CDOs and a subordinated position on a basket of corporate bonds. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company considers alternate scenarios, including a base-case and both a positive and negative “tail” scenario that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential of greater contagion effect, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 5% of total invested assets as of June 30, 2012. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes credit default spreads that exceed the iTraxx SovX index level, an S&P credit quality rating of A or lower and gross domestic product ("GDP") greater than $200 billion.
The following tables present the Company’s European securities included in the Securities by Type table above.

June 30, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$95	$95	$—	$—	$—	$—	$95	$95
Spain [3]	128	120	20	19	—	—	148	139
Ireland	169	170	—	—	—	—	169	170
Portugal	15	15	—	—	—	—	15	15
Greece	—	—	—	—	—	—	—	—
Higher risk	407	400	20	19	—	—	427	419
Europe excluding higher risk	3,935	4,387	1,226	1,166	754	804	5,915	6,357
Total Europe	$4,342	$4,787	$1,246	1,185	$754	804	$6,342	$6,776
Europe exposure net of credit default swap protection [2]							$5,979	$6,784

December 31, 2011
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$314	$255	$—	$—	$—	$—	$314	$255
Spain [3]	191	189	20	19	—	—	211	208
Ireland	163	162	—	—	—	—	163	162
Portugal	15	15	—	—	—	—	15	15
Greece		—	—	—	—	—	—	—
Higher risk	683	621	20	19	—	—	703	640
Europe excluding higher risk	4,277	4,695	1,255	1,135	901	970	6,433	6,800
Total Europe	$4,960	$5,316	$1,275	$1,154	$901	$970	$7,136	$7,440
Europe exposure net of credit default swap protection [2]							$6,439	$7,467

[1]
Includes amortized cost and fair value of $62 as of June 30, 2012 and $67 as of December 31, 2011 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $363 and $8, respectively, as of June 30, 2012 and $697 and $27, respectively, as of December 31, 2011 related to credit default swap protection. This includes a notional amount of $104 and $89 as of June 30, 2012 and December 31, 2011, respectively, related to single name corporate issuers i n the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the corporate and Equity, AFS Financials.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of June 30, 2012 and December 31, 2011, exposure to the United Kingdom totaled approximately 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of June 30, 2012 and December 31, 2011, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A, respectively.
As of June 30, 2012 and December 31, 2011, the Company’s total credit default swaps that provide credit protection had a notional amount of $363 and $697, respectively, and a fair value of $8 and $27, respectively. Included in those notional amounts as of June 30, 2012 and December 31, 2011 were $363 and $407, respectively, on credit default swaps that reference single name corporate and financial European issuers, of which $74 and $125, respectively, related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. In addition, as of December 31, 2011, credit default swaps had a notional amount of $290 that referenced a standard basket of European corporate and financial issuers. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at June 30, 2012 and December 31, 2011 was $11.9 billion and $12.5 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds' investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $5.0 billion and $5.4 billion as of June 30, 2012 and December 31, 2011, respectively. Included in this estimated European exposure were investments in Ireland, Italy, Portugal and Spain with an estimated fair value of $1.5 billion and $1.7 billion as of June 30, 2012 and December 31, 2011, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poors or Baa3 or higher by Moodys. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. For a discussion of the Company’s reinsurance arrangements, see Note 6 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	June 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$60	$61	$1	$240	$245	$5
AA	1,085	1,156	71	1,698	1,675	(23)
A	3,454	3,560	106	3,664	3,685	21
BBB	2,422	2,273	(149)	2,335	1,998	(337)
BB & below	467	453	(14)	305	270	(35)
Total	$7,488	$7,503	$15	$8,242	$7,873	$(369)
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
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals during the first six months of 2012, such as increases in transaction activities, more readily available financing and new issuances. While delinquencies still remain at historically high levels, they are expected to move lower in 2012.
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
CMBS – Bonds [1]

June 30, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$281	$287	$109	$109	$65	$63	$5	$5	$44	$41	$504	$505
2004	187	194	72	81	36	34	24	23	26	21	345	353
2005	445	478	97	97	153	144	187	160	74	57	956	936
2006	696	761	353	358	124	116	302	264	386	281	1,861	1,780
2007	200	221	385	382	108	99	35	27	284	235	1,012	964
2008	55	64	—	—	—	—	—	—	—	—	55	64
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	19	20	—	—	—	—	—	—	—	—	19	20
2011	122	130	—	—	—	—	—	—	—	—	122	130
2012	$34	$35	$—	$—	$—	$—	$—	$—	$—	$—	$34	$35
Total	$2,067	$2,219	$1,016	$1,027	$486	$456	$553	$479	$814	$635	$4,936	$4,816
Credit protection	30.3%		24.3%		20.8%		16.4%		9.5%		23.1%

December 31, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$408	$415	$148	$144	$83	$81	$16	$13	$33	$30	$688	$683
2004	333	349	68	75	45	41	30	28	26	21	502	514
2005	520	556	101	96	178	151	177	138	71	57	1,047	998
2006	713	762	516	493	180	159	362	298	430	302	2,201	2,014
2007	245	267	296	275	123	97	166	130	195	149	1,025	918
2008	55	60	—	—	—	—	—	—	—	—	55	60
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	29	31	—	—	—	—	—	—	—	—	29	31
2011	417	440	—	—	—	—	—	—	—	—	417	440
Total	$2,748	$2,909	$1,129	$1,083	$609	$529	$751	$607	$755	$559	$5,992	$5,687
Credit protection	27.3%		22.7%		19.7%		13.8%		8.2%		21.6%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $460 and $359, respectively, as of June 30, 2012 and $485 and $334 respectively, as of December 31, 2011. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	June 30, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$186	$(7)	$179	$268	$(19)	$249
Whole loans	6,119	(14)	6,105	4,892	(17)	4,875
A-Note participations	277	—	277	265	—	265
B-Note participations	272	(66)	206	296	(66)	230
Mezzanine loans	108	—	108	109	—	109
Total	$6,962	$(87)	$6,875	$5,830	$(102)	$5,728

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

Since December 31, 2011, the Company funded $1.3 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 3.8%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of June 30, 2012, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, and $74 and $4, respectively, as of December 31, 2011.

Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $13.1 billion and $14.1 billion, respectively, as of June 30, 2012 and $12.6 billion and $13.3 billion, respectively, as of December 31, 2011. The Company’s municipal bond portfolio primarily consists of high quality essential service revenue and general obligation bonds. As of June 30, 2012, the largest issuer concentrations were the states of California, Illinois and Massachusetts, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation bonds. As of December 31, 2011, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds.
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

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Hedge funds	$1,234	41.9%	$896	35.4%
Mortgage and real estate funds	515	17.5%	479	18.9%
Mezzanine debt funds	117	4.0%	118	4.7%
Private equity and other funds	1,078	36.6%	1,039	41.0%
Total	$2,944	100.0%	$2,532	100.0%
Since December 31, 2011, the increase in hedge funds relates to additional investments in the type of fund strategies that the Company expects to generate attractive risk-adjusted returns over time, and are less sensitive to directional movements in the credit and equity markets.
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $1.8 billion as of June 30, 2012, which have improved $829, or 31%, from December 31, 2011 due to credit spread tightening and lower interest rates. As of June 30, 2012, $663 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $1.2 billion of gross unrealized losses were associated with securities depressed greater than 20%, which includes $200 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate and less liquidity. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2012 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	June 30, 2012				December 31, 2011
	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,065	$4,939	$4,839	$(100)	855	$3,933	$3,672	$(261)
Greater than three to six months	283	911	882	(29)	485	2,617	2,517	(100)
Greater than six to nine months	85	222	216	(6)	224	1,181	1,097	(84)
Greater than nine to eleven months	92	475	463	(12)	42	106	95	(11)
Twelve months or more	890	10,956	9,208	(1,698)	943	11,613	9,324	(2,218)
Total	2,415	$17,503	$15,608	$(1,845)	2,549	$19,450	$16,705	$(2,674)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	June 30, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	143	$416	$302	$(114)	206	$1,823	$1,289	$(500)
Greater than three to six months	33	58	45	(13)	134	1,749	1,205	(544)
Greater than six to nine months	44	463	344	(119)	42	406	269	(137)
Greater than nine to eleven months	53	617	441	(176)	9	1	—	(1)
Twelve months or more	236	1,909	1,149	(760)	239	1,806	1,057	(749)
Total	509	$3,463	$2,281	$(1,182)	630	$5,785	$3,820	$(1,931)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	June 30, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss
Three months or less	29	$32	$12	$(20)	50	$152	$55	$(97)
Greater than three to six months	16	64	29	(35)	26	110	46	(64)
Greater than six to nine months	11	12	5	(7)	7	33	11	(22)
Greater than nine to eleven months	13	53	22	(31)	5	5	1	(4)
Twelve months or more	50	302	102	(200)	54	227	71	(156)
Total	119	$463	$170	$(293)	142	$527	$184	$(343)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
ABS	$16	$2	$25	$10
CRE CDOs	3	—	3	15
CMBS
Bonds	—	14	5	14
IOs	—	2	—	3
Corporate	24	3	24	21
Equity	53	—	61	10
RMBS sub-prime	1	—	8	3
Other	1	2	1	2
Total	$98	$23	$127	$78

Three and six months ended June 30, 2012
For the three and six months ended June 30, 2012, impairments recognized in earnings were comprised of credit impairments of $9 and $26, respectively, impairments on equity securities of $51 and $59, respectively, and securities that the Company intends to sell of $38 and $42, respectively.
Credit impairments were primarily concentrated in structured securities associated with ABS small business and residential real estate. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior and severity rates. The macroeconomic assumptions considered by the Company did not materially change for the three and six months ended June 30, 2012, and, as such, the credit impairments recognized were primarily driven by actual collateral deterioration, largely as a result of the Company’s security-specific collateral review.
The security-specific collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected default rates and severities. The results of the security-specific collateral review allowed the Company to estimate the expected timing of a security’s first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security’s book yield prior to impairment.
Impairments on equity securities were comprised of recently downgraded preferred equity securities of financial institutions. Impairments on securities for which the Company has the intent to sell primarily related to European corporate debt where the Company would like the ability to reduce certain exposures, as well as ABS collateralized by student loans.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $8 and $15, respectively, for the three and six months ended June 30, 2012, predominantly concentrated in RMBS and ABS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Three and six months ended June 30, 2011
Impairments recognized in earnings were comprised of credit impairments of $16 and $61, respectively, impairments on equity securities of $0 and $10, respectively, and securities that the Company intended to sell of $7 for both periods. Credit impairments primarily related to structured securities as a result of continued property-specific deterioration of the underlying collateral. The remaining credit impairments were primarily direct private equity investments that were impaired due to the likelihood of a disruption in contractual principal and interest payments due to the restructuring of the debtor’s obligation. Impairments on equity securities related to preferred stock associated with these direct private equity investments, and impairments on securities that the Company intended to sell consisted of CMBS bonds.

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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $1.2 billion at June 30, 2012, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $440, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $180, and preferred stock dividends of approximately $42.
During the six months ended June 30, 2012, the Company completed a $500 stock repurchase program authorized by the Board of Directors that permitted for purchases of common stock, as well as warrants and other equity derivative securities. In 2011, the Company repurchased 3.2 million common shares for $51, and in 2012, repurchased 8.0 million common shares for $149, as well as all outstanding Series B and Series C warrants held by Allianz for $300. For additional information see Note 15 of the Notes to Condensed Consolidated Financial Statements.
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
Dividends
On May 17, 2012, The Hartford's Board of Directors declared a quarterly dividend of $0.10 per common share payable on July 2, 2012 to common shareholders of record as of June 1, 2012 and a dividend of $18.125 on each share of Series F preferred stock payable on July 2, 2012 to shareholders of record as of June 15, 2012.
On July 25, 2012, The Hartford's Board of Directors declared a quarterly dividend of $0.10 per common share payable on October 1, 2012 to common shareholders of record as of September 4, 2012 and a dividend of $18.125 on each share of Series F preferred stock payable on October 1, 2012 to shareholders of record as of September 17, 2012.
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

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2012 and the funding requirements for all of the pension plans is expected to be immaterial. The Company presently anticipates contributing approximately $200 to the Plan in 2012, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are limited by state regulation. The payment of dividends by Connecticut-domiciled insurers, including dividends associated with the proceeds from a sale of any of our life businesses, is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $625 in dividends to HLI in 2012 without prior approval from the applicable insurance commissioner. The aggregate of these amounts is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. For the six months ended June 30, 2012, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $482 in dividends from its property-casualty insurance subsidiaries, including dividends of $82 to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
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

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of June 30, 2012, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

	Effective	Expiration	Maximum Available as of June 30,		Outstanding as of June 30,
Description	Date	Date	2012	2011	2012	2011
Commercial Paper
The Hartford	11/10/1986	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
4-year revolving credit facility	1/6/2012	1/6/2016	1,750	N/A	—	—
5-year revolving credit facility [1]	8/9/2007	8/9/2012	N/A	1,900	—	—
Total Commercial Paper and Revolving Credit Facility			$3,750	$3,900	$—	$—

[1]	Terminated in January 2012.
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors.
Revolving Credit Facilities
In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of June 30, 2012, the Company was in compliance with all financial covenants under the Credit Facility.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $63, or ¥5 billion, and individually have expiration dates of September 30, 2012 and January 3, 2013.

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2012, is $616. Of this $616 the legal entities have posted collateral of $597 in the normal course of business. Based on derivative market values as of June 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $52 to be posted as collateral. Based on derivative market values as of June 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $64 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships have been impacted totaling a notional amount of $3.8 billion with a corresponding fair value of $78 as of June 30, 2012. The counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of June 30, 2012 these counterparties would owe the Company the derivatives fair value of $78. The counterparties have not exercised this termination right and the Company has re-negotiated the rating triggers with one counterparty and is in the process of re-negotiating the rating triggers with the remaining two counterparties.
As of June 30, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $7.0 billion and $345, respectively, or (2) both BBB+ and Baa1 was $17.4 billion and $598, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.1 billion and a fair value of $178, for which the Company has a contractual right to make a collateral payment in the amount of approximately $43 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded one or more levels below the current rating by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of June 30, 2012, the gross fair value of all affected derivative contracts is $188, which would approximate the settlement value.

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
The following table summarizes Property & Casualty Operations’ fixed maturities, short-term investments, and cash, as of June 30, 2012:

Fixed maturities	$26,233
Short-term investments	466
Cash	175
Less: Derivative collateral	(219)
Total	$26,655
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $77 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
The following table summarizes Life Operations’ fixed maturities, short-term investments, and cash, as of June 30, 2012:

Fixed maturities	$60,045
Short-term investments	3,549
Cash	2,163
Less: Derivative collateral	(1,932)
Cash associated with Japan variable annuities	(653)
Total	$63,172
Capital resources available to fund liquidity, upon contract holder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company; obligations of Individual Life and individual annuity and private placement life insurance products will be generally funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company; obligations of Retirement Plans and institutional investment products will be generally funded by Hartford Life Insurance Company; and obligations of the Company’s international annuity subsidiaries will be generally funded by the legal entity in the country in which the obligation was generated.
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
State law limits HLIC's ability to pledge, hypothecate or otherwise encumber its assets. The amount of advances that can be taken by HLIC are dependent on the assets pledged by HLIC to secure the advances, and are therefore subject to this legal limit. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. For 2012, HLIC's pledge limit is $1.48 billion. HLIC would need to seek prior written approval from the Connecticut Department of Insurance in order to exceed this limit.

Contractholder Obligations	June 30, 2012
Total Life contractholder obligations	$237,549
Less: Separate account assets [1]	(144,662)
International statutory separate accounts [1]	(29,174)
General account contractholder obligations	$63,713
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$58,954
Fixed MVA annuities [3]	9,278
Guaranteed investment contracts (“GIC”) [4]	259
Other [5]	(4,778)
General account contractholder obligations	$63,713

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

Capitalization
The capital structure of The Hartford as of June 30, 2012 and December 31, 2011 consisted of debt and stockholders’ equity, summarized as follows:

	June 30, 2012	December 31, 2011	Change
Long-term debt	$7,125	$6,216	15%
Total debt [1]	7,125	6,216	15%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	19,705	20,235	(3)%
AOCI, net of tax	2,256	1,251	80%
Total stockholders’ equity	$21,961	$21,486	2%
Total capitalization including AOCI	$29,086	$27,702	5%
Debt to stockholders’ equity	32%	29%
Debt to capitalization	24%	22%

[1]	Total debt of the Company excludes $254 and $314 of consumer notes as of June 30, 2012 and December 31, 2011, respectively.
The Hartford’s total capitalization increased $1.4 billion, or 5%, from December 31, 2011 to June 30, 2012 due to increases in total debt and AOCI, net of tax, partially offset by decreases in stockholders' equity, excluding AOCI. The decrease in stockholders’ equity, excluding AOCI, was primarily due the repurchase of outstanding warrants held by Allianz for $300.
Total debt increased primarily due to the issuance of $1.55 billion in senior notes and $600 in junior subordinated debentures in April 2012, partially offset by the repurchase of $1.75 billion in junior subordinated debentures in April 2012.
AOCI, net of tax, improved primarily due to improvements in the Company’s net unrealized position on available-for-sale securities of $993 primarily as a result of improved security valuations largely due to credit spread tightening and declining interest rates.
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
Cash Flows

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$1,236	$964
Net cash used for investing activities	$(1,551)	$(807)
Net cash provided by (used for) financing activities	$109	$(319)
Cash – end of period	$2,338	$1,898
Cash provided by operating activities increased primarily due to income taxes received of $446 in 2012, compared to income taxes paid of $246 in 2011.
Cash used for investing activities in 2012 primarily relates to net purchases of mortgage loans of $1.1 billion, net purchases of partnerships of $504, and net purchases of derivatives of $816, partially offset by net proceeds of available-for-sale securities of $747. Cash used for investing activities in 2011 primarily relates to net purchases of mortgage loans of $847, net purchases of fixed maturities, fair value option of $533 and net payments on derivatives of $300, partially offset by net proceeds of available-for sale securities of $711.
Cash provided by financing activities in 2012 consists primarily of net increase in securities loaned or sold of $1.6 billion, partially offset by net outflows on investment and universal life-type contracts of $818, repurchase of warrants of $300, and treasury stock acquired of $154. Cash used for financing activities in 2011 consists primarily of $212 of net outflows on investment and universal life-type contracts.
Operating cash flows for the six months ended June 30, 2012 and 2011 have been adequate to meet liquidity requirements.
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
On May 15, 2012, Fitch Ratings affirmed the insurer financial strength ratings for the Company and maintained its stable rating outlook. Additionally, the rating agency upgraded the debt ratings of the Company and raised the senior debt ratings to BBB from BBB-.
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of July 26, 2012.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2011 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of June 30, 2012 is an estimate, as the second quarter 2012 statutory filings have not yet been made.

	June 30, 2012	December 31, 2011
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,666	$7,388
Property and casualty insurance subsidiaries	7,732	7,412
Total	$15,398	$14,800
Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $278, primarily due to deferred tax impact of $169, statutory income from non-variable annuity business of $135 and capital contributions of $30 partially offset by negative variable annuity surplus impacts of $56.
Total statutory capital and surplus for property and casualty increased by $320, primarily due to net income of $447, unrealized gains of $164, additional deferred tax assets of $86 and an increase of statutory admitted assets of $17, partially offset by dividends to HFSG Holding Company of $400. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion as of June 30, 2012 and December 31, 2011, respectively. The statutory surplus amount as of June 30, 2012 is an estimate, as the June 30, 2012 statutory filings have not yet been made.

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
In particular, the Dodd-Frank Act vests a newly created Financial Services Oversight Council ("FSOC") with the power to designate “systemically important” financial institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC finalized its rule for designating systemically important nonbank financial institutions in April 2012, but has not yet indicated when it will begin its consideration of such companies. Based on its most current financial data, The Hartford does not meet the initial quantitative metrics that will be used to determine which nonbank companies merit consideration. The FSOC has indicated it will review on a quarterly basis whether non-bank financial institutions meet the metrics for further review.
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
Other provisions in the Dodd-Frank Act that may impact us include: the requirement for central clearing of, and/or new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program; a new “Federal Insurance Office” within Treasury; discretionary authority for the SEC to impose a harmonized standard of care for investment advisers and broker-dealers who provide personalized advice about securities to retail customers; possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.
FY 2013, Budget of the United States Government
On February 13, 2012, the Obama Administration released its “FY 2013, Budget of the United States Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals that if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company’s actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal were enacted, the Company’s actual tax expense could increase, reducing earnings.
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report and Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2012.
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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, life and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
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
Asbestos and Environmental Claims – As discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance - Property & Casualty Other Operations Claims, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.

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
The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
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
Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a blackout, a terrorist attack or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. While, to date, The Hartford has not experienced a material breach of cybersecurity, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.
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
While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
April 1, 2012-April 30, 2012	—		$—	—	$106
May 1, 2012-May 31, 2012	5,494,724		$19.35	5,494,724	$—
June 1, 2012-June 30, 3012	4,580	[1]	$20.51	—	$—
Total	5,499,304		$19.35	5,494,724	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.
On July 27, 2011, the Company's Board of Directors authorized a $500 equity repurchase program, permitting the repurchase of common stock, as well as warrants or other derivative securities. During the six months ended June 30, 2012, the Company completed the repurchase program. In addition to the common shares repurchased under the program during the second quarter noted above, the Company repurchased warrants to purchase 69,351,806 shares of the Company's common stock held by Allianz for $300 on April 17, 2012.
Item 6. EXHIBITS

See Exhibits Index on page	141.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	August 1, 2012	/s/ Beth A. Bombara
Beth A. Bombara
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2012
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
*10.01	The Hartford Excess Pension Plan II (as amended and restated on July 23, 2012)**

*10.02	The Hartford Excess Savings Plan IA (as amended and restated June 1, 2012)**

15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.