Form 10-Q
period 2012-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2012-11-01
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	☒
As of October 26, 2012, there were outstanding 436,307,932 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2011 Form 10-K Annual Report; and Part II, Item IA, Risk Factors in The Hartford's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012. These important risks and uncertainties include:

•
challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns, including the potential consequences associated with recent and further potential downgrades to the credit ratings of debt issued by the United States government or European sovereigns and other adverse developments on financial, commodity and credit markets and consumer spending and investment, including in respect of Europe, and the effect of these events on our returns in our life and property and casualty investment portfolios and our hedging costs associated with our variable annuities business;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and changes in stockholders' equity, and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 1, 2012

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Revenues
Earned premiums	$3,401	$3,518	$10,243	$10,582
Fee income	1,118	1,192	3,366	3,620
Net investment income (loss):
Securities available-for-sale and other	1,030	1,062	3,197	3,274
Equity securities, trading	710	(1,890)	1,889	(1,684)
Total net investment income (loss)	1,740	(828)	5,086	1,590
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(59)	(71)	(201)	(221)
OTTI losses recognized in other comprehensive income (“OCI”)	22	11	37	83
Net OTTI losses recognized in earnings	(37)	(60)	(164)	(138)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	156	635	(38)	379
Total net realized capital gains (losses)	119	575	(202)	241
Other revenues	64	63	184	188
Total revenues	6,442	4,520	18,677	16,221
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,271	4,006	9,930	11,160
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	710	(1,889)	1,888	(1,683)
Amortization of deferred policy acquisition costs and present value of future profits	566	1,005	1,441	2,047
Insurance operating costs and other expenses	1,275	1,287	3,896	4,093
Loss on extinguishment of debt	—	—	910	—
Interest expense	109	128	348	384
Total benefits, losses and expenses	5,931	4,537	18,413	16,001
Income (loss) from continuing operations before income taxes	511	(17)	264	220
Income tax expense (benefit)	108	(74)	(136)	(289)
Income from continuing operations, net of tax	403	57	400	509
Income (loss) from discontinued operations, net of tax	(2)	3	(4)	85
Net income	$401	$60	$396	$594
Preferred stock dividends	10	10	31	31
Net income available to common shareholders	$391	$50	$365	$563
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.90	$0.11	$0.84	$1.07
Diluted	$0.83	$0.10	$0.79	$0.99
Net income available to common shareholders per common share
Basic	$0.90	$0.11	$0.83	$1.27
Diluted	$0.83	$0.11	$0.78	$1.17
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	As currently reported (see Note 1) 2011	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Comprehensive Income
Net income	$401	$60	$396	$594
Other comprehensive income (loss):
Change in net unrealized gain on securities	882	914	1,870	1,801
Change in OTTI losses recognized in other comprehensive income	35	10	40	11
Change in net gain (loss) on cash-flow hedging instruments	(1)	154	27	157
Change in foreign currency translation adjustments	88	78	8	104
Change in pension and other postretirement plan adjustments	35	24	99	72
Total other comprehensive income	1,039	1,180	2,044	2,145
Total comprehensive income	$1,440	$1,240	$2,440	$2,739
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	September 30, 2012	As currently reported (see Note 1) December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $80,690 and $78,978) (includes variable interest entity assets, at fair value, of $265 and $153)	$86,726	$81,809
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $344 and $338)	1,355	1,328
Equity securities, trading, at fair value (cost of $30,454 and $32,928)	29,980	30,499
Equity securities, available-for-sale, at fair value (cost of $865 and $1,056)	878	921
Mortgage loans (net of allowances for loan losses of $83 and $102)	6,863	5,728
Policy loans, at outstanding balance	2,000	2,001
Limited partnerships and other alternative investments (includes variable interest entity assets of $6 and $7)	3,039	2,532
Other investments	1,540	2,394
Short-term investments (includes variable interest entity assets, at fair value, of $1 as of September 30, 2012)	4,787	7,736
Total investments	137,168	134,948
Cash	2,705	2,581
Premiums receivable and agents’ balances, net	3,646	3,446
Reinsurance recoverables, net	4,726	4,768
Deferred policy acquisition costs and present value of future profits	5,947	6,556
Deferred income taxes, net	1,248	2,131
Goodwill	1,006	1,006
Property and equipment, net	979	1,029
Other assets	3,124	2,274
Separate account assets	148,369	143,870
Total assets	$308,918	$302,609
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$40,992	$41,016
Other policyholder funds and benefits payable	43,086	45,612
Other policyholder funds and benefits payable – international variable annuities	29,938	30,461
Unearned premiums	5,370	5,222
Short-term debt	320	—
Long-term debt	6,806	6,216
Consumer notes	190	314
Other liabilities (includes variable interest entity liabilities of $420 and $471)	10,477	8,412
Separate account liabilities	148,369	143,870
Total liabilities	285,548	281,123
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,746,638 and 469,750,171 shares issued	5	5
Additional paid-in capital	10,032	10,391
Retained earnings	11,235	11,001
Treasury stock, at cost — 33,680,760 and 27,211,115 shares	(1,753)	(1,718)
Accumulated other comprehensive income, net of tax	3,295	1,251
Total stockholders’ equity	23,370	21,486
Total liabilities and stockholders’ equity	$308,918	$302,609
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Preferred Stock	$556	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	10,391	10,448
Repurchase of warrants	(300)	—
Issuance of shares under incentive and stock compensation plans	(58)	(43)
Tax expense on employee stock options and awards	(1)	(10)
Additional Paid-in Capital, end of period	10,032	10,395
Retained Earnings, beginning of period	11,001	10,509
Net income	396	594
Dividends on preferred stock	(31)	(31)
Dividends declared on common stock	(131)	(134)
Retained Earnings, end of period	11,235	10,938
Treasury Stock, at Cost, beginning of period	(1,718)	(1,774)
Treasury stock acquired	(149)	—
Issuance of shares under incentive and stock compensation plans from treasury stock	121	94
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(7)
Treasury Stock, at Cost, end of period	(1,753)	(1,687)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	1,251	(990)
Total other comprehensive income	2,044	2,145
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	3,295	1,155
Total Stockholders’ Equity	$23,370	$21,362
Preferred Shares Outstanding (in thousands)	575	575
Common Shares Outstanding, at beginning of period (in thousands)	442,539	444,549
Treasury stock acquired	(8,045)	—
Issuance of shares under incentive and stock compensation plans	1,905	1,203
Return of shares under incentive and stock compensation plans and other to treasury stock	(333)	(238)
Common Shares Outstanding, at end of period	436,066	445,514
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2012	As currently reported (see Note 1) 2011
	(Unaudited)
Operating Activities
Net income	$396	$594
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,441	2,047
Additions to deferred policy acquisition costs and present value of future profits	(1,251)	(1,271)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	153	1,309
Change in reinsurance recoverables	(332)	(31)
Change in receivables and other assets	(442)	(452)
Change in payables and accruals	778	(141)
Change in accrued and deferred income taxes	(118)	(449)
Net realized capital losses	202	(360)
Net disbursements from investment contracts related to policyholder funds—international variable annuities	(523)	(2,059)
Net decrease in equity securities, trading	519	2,050
Depreciation and amortization	366	532
Loss on extinguishment of debt	910	—
Other operating activities, net	113	(145)
Net cash provided by operating activities	2,212	1,624
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	35,928	26,124
Fixed maturities, fair value option	191	40
Equity securities, available-for-sale	213	130
Mortgage loans	332	366
Partnerships	124	151
Payments for the purchase of:
Fixed maturities, available-for-sale	(34,556)	(26,513)
Fixed maturities, fair value option	(182)	(664)
Equity securities, available-for-sale	(74)	(200)
Mortgage loans	(1,467)	(1,503)
Partnerships	(728)	(594)
Proceeds from business sold	—	278
Derivatives, net	(1,593)	1,603
Change in policy loans, net	1	5
Other investing activities, net	(51)	(119)
Net cash used for investing activities	(1,862)	(896)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,907	8,419
Withdrawals and other deductions from investment and universal life-type contracts	(18,373)	(16,123)
Net transfers from separate accounts related to investment and universal life-type contracts	8,406	7,661
Repayments at maturity or settlement of consumer notes	(124)	(33)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	1,585	—
Repurchase of warrants	(300)	—
Repayment of long-term debt	(2,133)	—
Proceeds from the issuance of long-term debt	2,123	—
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	10	6
Treasury stock acquired	(154)	—
Dividends paid on preferred stock	(32)	(32)
Dividends paid on common stock	(132)	(107)
Changes in bank deposits and payments on bank advances	—	(30)
Net cash provided by (used for) financing activities	(217)	(239)
Foreign exchange rate effect on cash	(9)	38
Net increase in cash	124	527
Cash – beginning of period	2,581	2,062
Cash – end of period	$2,705	$2,589
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(448)	$245
Interest paid	$314	$340
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	$67	$—
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
On March 21, 2012, the Company announced the completion of its businesses and strategy evaluation. As a result of this review, the Company announced that it will focus on its Property and Casualty, Group Benefits and Mutual Fund businesses, place its existing Individual Annuity business into runoff and pursue sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS"), an indirect wholly-owned subsidiary.
On April 26, 2012, the Company announced it had entered into an agreement to sell its U.S. individual annuity new business capabilities to a third party. A purchase and sale agreement was entered into with Forethought Financial Group in mid-June 2012 and the anticipated transaction closing date is in late 2012 or early 2013. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.
On July 31, 2012, the Company entered into a definitive agreement to sell Woodbury Financial Services to AIG Advisor Group, Inc. ("AIG Advisor Group"), a subsidiary of American International Group, Inc. The transaction is expected to close by the end of 2012, pending regulatory approval. The WFS broker-dealer business is included in the Corporate reporting category.
On September 4, 2012, the Company announced it had entered into a definitive agreement to sell its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") for a cash ceding commission of $400, subject to a downward adjustment at closing of up to $51 based upon net flows adjusted for retirement plan discontinuances. The sale, which is structured as a reinsurance transaction, is expected to close in the fourth quarter of 2012 or the first quarter of 2013, subject to regulatory approvals and customary closing conditions. As part of the agreement, the Company will continue to sell retirement plans during a transition period, and MassMutual will assume all expenses and risk for these sales through the reinsurance agreement.
On September 27, 2012, the Company announced it had entered into a definitive agreement to sell its Individual Life insurance business to Prudential Financial, Inc. ("Prudential") for cash consideration of $615 consisting primarily of a ceding commission. The sale, which is structured as a reinsurance transaction, is expected to close in the first quarter of 2013, subject to regulatory approvals and customary closing conditions. As part of the agreement, the Company will continue to sell life insurance products and riders during a transition period, and Prudential will assume all expenses and risk for these sales through a reinsurance agreement.
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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard. As a result of this accounting change, total stockholders’ equity as of January 1, 2011, decreased by approximately $1.6 billion, after-tax from $20.3 billion, as previously reported, to $18.7 billion due to a reduction of the Company’s deferred acquisition cost asset ("DAC") balance related to certain costs that do not meet the provisions of the revised standard.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)
The effect of adoption of this accounting standard on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations was as follows:

	December 31, 2011
	As previously reported	Effect of change	As currently reported
Deferred policy acquisition costs and present value of future profits	$8,744	$(2,188)	$6,556
Deferred income taxes, net	$1,398	$733	$2,131
Other liabilities	$8,443	$(31)	$8,412
Retained earnings	$12,519	$(1,518)	$11,001
Accumulated other comprehensive income, net of tax	$1,157	$94	$1,251
Total stockholders’ equity	$22,910	$(1,424)	$21,486

	Three Months Ended September 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$1,320	$(315)	$1,005
Insurance operating costs and other expenses	$1,059	$228	$1,287
Income (loss) from continuing operations before income taxes	$(104)	$87	$(17)
Income tax expense (benefit)	$(101)	$27	$(74)
Net income	$—	$60	$60
Net income (loss) available to common shareholders	$(10)	$60	$50
Income (loss) from continuing operations, net of tax, available to common shareholders per common share:
Basic	$(0.03)	$0.14	$0.11
Diluted	$(0.03)	$0.13	$0.10
Net income (loss) available to common shareholders per common share:
Basic	$(0.02)	$0.13	$0.11
Diluted	$(0.02)	$0.13	$0.11

	Nine Months Ended September 30, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$2,819	$(772)	$2,047
Insurance operating costs and other expenses	$3,403	$690	$4,093
Income from continuing operations before income taxes	$138	$82	$220
Income tax expense (benefit)	$(312)	$23	$(289)
Net income	$535	$59	$594
Net income available to common shareholders	$504	$59	$563
Income from continuing operations, net of tax, available to common shareholders per common share:
Basic	$0.94	$0.13	$1.07
Diluted	$0.87	$0.12	$0.99
Net income available to common shareholders per common share:
Basic	$1.13	$0.14	$1.27
Diluted	$1.05	$0.12	$1.17

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax expense (benefit) at U.S. Federal statutory rate	$179	$(6)	$92	$77
Tax-exempt interest	(35)	(37)	(106)	(112)
Dividends-received deduction	(28)	(42)	(91)	(169)
Valuation allowance	(3)	6	(17)	(83)
Other	(5)	5	(14)	(2)
Income tax expense (benefit)	$108	$(74)	$(136)	$(289)
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
The Company’s unrecognized tax benefits were unchanged during the three and nine months ended September 30, 2012, remaining at $48 as of September 30, 2012. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Internal Revenue Service (“IRS”) routinely audits the Company's federal income tax returns. Audits have concluded for all years through 2006. The audit of the years 2007—2009 commenced during 2010 and is expected to conclude in 2013. In addition, for the nine months ended September 30, 2011, the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. The deferred tax asset valuation allowance, which related predominantly to foreign net operating losses, was $67 as of September 30, 2012 and $84 as of December 31, 2011. In evaluating the need for a valuation allowance, management considers many factors, including: future taxable temporary differences reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, and other tax planning strategies. Based on the availability of additional tax planning strategies identified during the nine months ended September 30, 2011, the Company released $86, or 100%, of the valuation allowance associated with realized capital losses.
For federal income tax purposes, the tax law distinguishes between assets that are treated as ordinary versus capital in nature. The Company’s September 30, 2012 $1.2 billion net deferred tax asset includes $2.7 billion of assets relating to items treated as ordinary and a $1.5 billion net deferred tax liability for items classified as capital. The $1.5 billion for capital items is comprised of $665 of gross deferred tax assets related to realized capital losses and $2.1 billion of gross deferred tax liabilities related to net unrealized capital gains.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2012	2011	2012	2011
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$403	$57	$400	$509
Less: Preferred stock dividends	10	10	31	31
Income from continuing operations, net of tax, available to common shareholders	393	47	369	478
Add: Dilutive effect of preferred stock dividends	10	—	—	—
Income from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$403	$47	$369	$478
Income (loss) from discontinued operations, net of tax	$(2)	$3	$(4)	$85
Net income
Net income	$401	$60	$396	$594
Less: Preferred stock dividends	10	10	31	31
Net income available to common shareholders	391	50	365	563
Add: Dilutive effect of preferred stock dividends	10	—	—	—
Net income available to common shareholders and assumed conversion of preferred shares	$401	$50	$365	$563
Shares
Weighted average common shares outstanding, basic	435.8	445.3	438.2	445.0
Dilutive effect of warrants	23.8	27.4	25.1	34.8
Dilutive effect of stock compensation plans	2.1	0.7	1.9	1.2
Dilutive effect of mandatory convertible preferred shares	21.0	—	—	—
Weighted average shares outstanding and dilutive potential common shares	482.7	473.4	465.2	481.0
Earnings (loss) per common share
Basic
Income from continuing operations, net of tax, available to common shareholders	$0.90	$0.11	$0.84	$1.07
Income from discontinued operations, net of tax	—	—	(0.01)	0.20
Net income available to common shareholders	$0.90	$0.11	$0.83	$1.27
Diluted
Income from continuing operations, net of tax, available to common shareholders	$0.83	$0.10	$0.79	$0.99
Income from discontinued operations, net of tax	—	0.01	(0.01)	0.18
Net income available to common shareholders	$0.83	$0.11	$0.78	$1.17

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) Per Common Share (continued)
For the nine months ended September 30, 2012, 20.9 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 486.1 million for the nine months ended September 30, 2012.
For the three and nine months ended September 30, 2011, 20.7 million and 20.8 million shares, respectively, for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 494.1 million and 501.8 million, for the three and nine months ended September 30, 2011, respectively.
The declaration of a quarterly common stock dividend of $0.10 during the first, second, and third quarters of 2012 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 was $9.622 $9.649, $9.676 and $9.699, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information
The Company is organized into four divisions: Commercial Markets, Consumer Markets, Wealth Management and Runoff Operations and conducts business principally in eight reporting segments, as well as a Corporate category. Starting in the second quarter of 2012, financial results for the former Individual Annuity segment have been reported in the Life Other Operations segment and segment data for prior reporting periods has been adjusted accordingly. The Company’s reporting segments as of September 30, 2012 are as follows:
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss)	2012	2011	2012	2011
Property & Casualty Commercial	$164	$53	$502	$494
Group Benefits	30	25	83	77
Consumer Markets	94	(16)	152	(80)
Individual Life	11	(9)	66	55
Retirement Plans	(7)	(23)	9	9
Mutual Funds	18	24	56	79
Life Other Operations	145	105	344	439
Property & Casualty Other Operations	24	8	36	(135)
Corporate	(78)	(107)	(852)	(344)
Net income	$401	$60	$396	$594

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2012	2011	2012	2011
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$762	$721	$2,232	$2,071
Property	127	129	378	398
Automobile	148	146	440	437
Package business	290	289	871	857
Liability	142	135	419	404
Fidelity and surety	53	55	156	164
Professional liability	60	78	195	237
Total Property & Casualty Commercial	1,582	1,553	4,691	4,568
Group Benefits
Group disability	426	467	1,308	1,460
Group life and accident	468	501	1,425	1,529
Other	47	48	146	147
Total Group Benefits	941	1,016	2,879	3,136
Consumer Markets
Automobile	632	649	1,894	1,978
Homeowners	280	281	831	847
Total Consumer Markets [1]	912	930	2,725	2,825
Individual Life
Variable life	82	122	254	304
Universal life	112	109	360	324
Term / Other life	13	13	40	37
Total Individual Life	207	244	654	665
Retirement Plans
401(k)	79	82	244	254
Government plans	12	11	37	37
Total Retirement Plans	91	93	281	291
Mutual Funds
Non-Proprietary	133	138	403	461
Proprietary	15	15	44	45
Total Mutual Funds	148	153	447	506
Life Other Operations	593	666	1,792	2,050
Property & Casualty Other Operations	—	—	(2)	—
Corporate	45	55	142	161
Total earned premiums, fees, and other considerations	4,519	4,710	13,609	14,202
Net investment income:
Securities available-for-sale and other	1,030	1,062	3,197	3,274
Equity securities, trading	710	(1,890)	1,889	(1,684)
Total net investment income (loss)	1,740	(828)	5,086	1,590
Net realized capital gains (losses)	119	575	(202)	241
Other revenues	64	63	184	188
Total revenues	$6,442	$4,520	$18,677	$16,221

[1]
For the three months ended September 30, 2012 and 2011, AARP members accounted for earned premiums of $679 and $687, respectively. For the nine months ended September 30, 2012 and 2011, AARP members accounted for earned premiums of $2.0 billion and $2.1 billion, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. As of September 30, 2012, the amount of transfers from Level 1 to Level 2 was $2.0 billion , which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	September 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed securities (“ABS”)	$2,758	$—	$2,443	$315
Collateralized debt obligations ("CDOs")	3,072	—	2,142	930
Commercial mortgage-backed securities ("CMBS")	6,273	—	5,402	871
Corporate	43,433	—	41,413	2,020
Foreign government/government agencies	4,216	—	4,166	50
States, municipalities and political subdivisions (“Municipal")	14,291	—	14,087	204
Residential mortgage-backed securities ("RMBS")	7,477	—	6,185	1,292
U.S. Treasuries	5,206	497	4,709	—
Total fixed maturities	86,726	497	80,547	5,682
Fixed maturities, FVO	1,355	—	830	525
Equity securities, trading	29,980	1,946	28,034	—
Equity securities, AFS	878	334	458	86
Derivative assets
Credit derivatives	(11)	—	(20)	9
Equity derivatives	44	—	—	44
Foreign exchange derivatives	282	—	282	—
Interest rate derivatives	226	—	260	(34)
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	192	—	11	181
U.S. macro hedge program	63	—	—	63
International program hedging instruments	653	—	457	196
Other derivative contracts	24	—	(1)	25
Total derivative assets [1]	1,473	—	989	484
Short-term investments	4,787	278	4,509	—
Reinsurance recoverable for U.S. GMWB	199	—	—	199
Separate account assets [2]	142,382	102,884	38,119	1,379
Total assets accounted for at fair value on a recurring basis	$267,780	$105,939	$153,486	$8,355
Percentage of level to total	100%	40%	57%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(1,413)	$—	$—	$(1,413)
International guaranteed withdrawal benefits	(37)	—	—	(37)
International other guaranteed living benefits	1	—	—	1
Equity linked notes	(10)	—	—	(10)
Total other policyholder funds and benefits payable	(1,459)	—	—	(1,459)
Derivative liabilities
Credit derivatives	(332)	—	(42)	(290)
Equity derivatives	24	—	—	24
Foreign exchange derivatives	150	—	150	—
Interest rate derivatives	(481)	—	(483)	2
U.S. GMWB hedging instruments	482	—	47	435
U.S. macro hedge program	19	—	—	19
International program hedging instruments	(91)	—	12	(103)
Total derivative liabilities [3]	(229)	—	(316)	87
Other Liabilities	(43)	—	—	(43)
Consumer notes [4]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,733)	$—	$(316)	$(1,417)

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

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of September 30, 2012 and December 31, 2011, $320 and $1.4 billion, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Approximately $6.0 billion and $4.0 billion of investment sales receivable that are not subject to fair value accounting are excluded as of September 30, 2012 and December 31, 2011, respectively.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2012 and December 31, 2011, 99% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

Securities	As of September 30, 2012
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs (Weighted Average) [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$871	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	300 - 3,151 bps (1,202 bps)	Decrease
Corporate [3]	620	Discounted cash flows	Spread	87 -1,223 bps (213 bps)	Decrease
Municipal	204	Discounted cash flows	Spread	118 - 371 bps (265 bps)	Decrease
RMBS	1,292	Discounted cash flows	Spread	52 - 1,948 bps (463 bps)	Decrease
			Constant prepayment rate	0% - 12% (2%)	Decrease [4]
			Constant default rate	1% - 28% (8%)	Decrease
			Loss severity	45% - 100% (79%)	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

Freestanding Derivatives	As of September 30, 2012
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Range of Values – Unobservable Inputs	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$68	Option model	Equity volatility	14% – 29%	Increase
Interest rate derivative
Interest rate swaps	(58)	Discounted cash flows	Swap curve beyond 30 years	2.6%	Increase
Long interest rate swaptions	26	Option model	Interest rate volatility	24% – 65%	Increase
U.S. GMWB hedging instruments
Equity options	347	Option model	Equity volatility	23% – 36%	Increase
Customized swaps	269	Discounted cash flows	Equity volatility	10% – 50%	Increase
U.S. macro hedge program
Equity options	82	Option model	Equity volatility	22% – 33%	Increase
International program hedging
Equity options	80	Option model	Equity volatility	19% – 28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and nine months ended September 30, 2012, no significant adjustments were made by the Company to broker prices received.
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we begin to implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $(31) and $75, for the three months ended September 30, 2012 and 2011, respectively, and $(64) and $75 for the nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011 the credit standing adjustment was $16 and $80, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $301 and $51 for the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011 the behavior risk margin was $291 and $419, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $25 and $(131), for the three months ended September 30, 2012 and 2011, respectively and $34 and $(102) for the nine months ended September 30, 2012 and 2011.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three and nine months ended September 30, 2012 and 2011, for the financial instruments classified as Level 3.
For the three months ended September 30, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2012	$323	$900	$986	$1,805	$55	$650	$1,208	$5,927	$493
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1	(8)	(33)	(4)	—	(4)	(17)	(65)	32
Included in OCI [3]	10	46	53	(47)	1	14	155	232	—
Purchases	11	—	8	40	11	—	81	151	—
Settlements	(5)	(8)	(36)	(3)	(1)	—	(41)	(94)	—
Sales	(9)	—	(127)	(9)	(16)	(22)	(56)	(239)	—
Transfers into Level 3 [4]	9	—	20	283	—	—	1	313	—
Transfers out of Level 3 [4]	(25)	—	—	(45)	—	(434)	(39)	(543)	—
Fair value as of September 30, 2012	$315	$930	$871	$2,020	$50	$204	$1,292	$5,682	$525
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1	$(8)	$(26)	$(4)	$—	$(4)	$1	$(40)	$23

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2012	$86	$(439)	$53	$(66)	$756	$180	$161	$26	$671
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(4)	64	(16)	1	(159)	(98)	(92)	(1)	(301)
Included in OCI [3]	1	—	—	—	—	—	—	—	—
Purchases	5	—	31	1	19	—	6	—	57
Settlements	—	94	—	—	—	—	18	—	112
Sales	(2)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	32	—	—	—	—	32
Fair value as of September 30, 2012	$86	$(281)	$68	$(32)	$616	$82	$93	$25	$571
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(3)	$26	$(14)	$1	$(159)	$(98)	$(69)	$(1)	$(314)

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of June 30, 2012	$376	$1,335
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(184)	(2)
Included in OCI [3]	—	—
Purchases	—	97
Settlements	7	—
Sales	—	(41)
Transfers into Level 3 [4]	—	(3)
Transfers out of Level 3 [4]	—	(7)
Fair value as of September 30, 2012	$199	$1,379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(184)	$8

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of June 30, 2012	$(2,203)	$(53)	$(4)	$(10)	$(2,270)	$(29)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	823	20	6	—	849	(14)	2
Included in OCI [3]	—	(1)	—	—	(1)	—	—
Settlements	(33)	(3)	(1)	—	(37)	—	—
Fair value as of September 30, 2012	$(1,413)	$(37)	$1	$(10)	$(1,459)	$(43)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$823	$20	$6	$—	$849	$(14)	$2
For the nine months ended September 30, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$361	$368	$588	$2,255	$49	$437	$1,063	$5,121	$495
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(9)	(67)	(7)	—	(4)	7	(80)	53
Included in OCI [3]	43	122	112	(50)	3	38	202	470	—
Purchases	36	—	21	205	18	275	364	919	—
Settlements	(43)	(31)	(106)	(56)	(3)	—	(111)	(350)	—
Sales	(24)	(3)	(198)	(63)	(17)	(87)	(195)	(587)	(23)
Transfers into Level 3 [4]	9	483	621	605	—	—	1	1,719	—
Transfers out of Level 3 [4]	(67)	—	(100)	(869)	—	(455)	(39)	(1,530)	—
Fair value as of September 30, 2012	$315	$930	$871	$2,020	$50	$204	$1,292	$5,682	$525
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(2)	$(10)	$(27)	$(4)	$—	$(4)	$1	$(46)	$62

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$93	$(561)	$40	$(58)	$883	$357	$35	$28	$724
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	7	192	(30)	(9)	(332)	(275)	51	(3)	(406)
Included in OCI [3]	(3)	—	—	2	—	—	—	—	2
Purchases	19	—	77	1	42	—	(59)	—	61
Settlements	—	89	(19)	—	—	—	58	—	128
Sales	(30)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	(1)	—	32	23	—	8	—	62
Fair value as of September 30, 2012	$86	$(281)	$68	$(32)	$616	$82	$93	$25	$571
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$4	$142	$(16)	$(9)	$(332)	$(274)	$71	$(3)	$(421)

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2012	$443	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(265)	31
Included in OCI [3]	—	—
Purchases	—	336
Settlements	21	(1)
Sales	—	(442)
Transfers into Level 3 [4]	—	451
Transfers out of Level 3 [4]	—	(27)
Fair value as of September 30, 2012	$199	$1,379
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$(265)	$(18)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(2,538)	$(66)	$(5)	$(9)	$(2,618)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,235	36	9	(1)	1,279	(34)	2
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(110)	(7)	(3)	—	(120)	—	—
Fair value as of September 30, 2012	$(1,413)	$(37)	$1	$(10)	$(1,459)	$(43)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1,235	$36	$9	$(1)	$1,279	$(34)	$2
 For the three months ended September 30, 2011

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2011	$452	$2,575	$654	$2,110	$51	$280	$1,114	$7,236	$556
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(15)	(26)	—	(9)	—	—	—	(50)	(24)
Included in OCI [3]	(2)	(34)	(56)	(63)	(1)	46	(39)	(149)	—
Purchases	58	—	25	42	1	85	—	211	—
Settlements	(14)	(50)	(12)	(41)	(1)	—	(36)	(154)	(1)
Sales	(8)	—	(2)	(7)	(1)	—	—	(18)	(39)
Transfers into Level 3 [4]	14	—	45	268	28	—	68	423	—
Transfers out of Level 3 [4]	(15)	—	—	(81)	—	—	—	(96)	—
Fair value as of September 30, 2011	$470	$2,465	$654	$2,219	$77	$411	$1,107	$7,403	$492
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(15)	$(26)	$—	$(9)	$—	$—	$—	$(50)	$(24)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2011	$100	$(402)	$6	$7	$548	$251	$6	$30	$446
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(142)	5	(16)	516	171	(6)	(1)	527
Included in OCI [3]	(6)	—	—	—	—	—	—	—	—
Purchases	—	—	25	—	—	—	—	—	25
Settlements	—	1	—	—	(3)	—	—	—	(2)
Sales	(1)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2011	$93	$(543)	$36	$(9)	$1,061	$422	$—	$29	$996
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$—	$(140)	$5	$(16)	$510	$171	$(6)	$(1)	$523

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of June 30, 2011	$237	$1,068
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	241	11
Included in OCI [3]	—	—
Purchases	—	131
Settlements	7	—
Sales	—	(11)
Transfers into Level 3 [4]	—	1
Transfers out of Level 3 [4]	—	(16)
Fair value as of September 30, 2011	$485	$1,184
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$241	$8

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of June 30, 2011	$(1,420)	$(30)	$—	$(10)	$(1,460)	$(44)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1,315)	(49)	(5)	4	(1,365)	31	—
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(36)	(2)	(1)	—	(39)	—	—
Fair value as of September 30, 2011	$(2,771)	$(81)	$(6)	$(6)	$(2,864)	$(13)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(1,315)	$(49)	$(5)	$4	$(1,365)	$31	$—
For the nine months ended September 30, 2011

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2011	$477	$2,581	$689	$2,129	$56	$272	$1,285	$7,489	$522
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(21)	(41)	11	(37)	—	—	(9)	(97)	12
Included in OCI [3]	35	89	91	(44)	—	55	(14)	212	—
Purchases	58	—	25	94	3	85	25	290	—
Settlements	(32)	(128)	(42)	(114)	(3)	—	(103)	(422)	(3)
Sales	(10)	(66)	(317)	(141)	(6)	(2)	(16)	(558)	(39)
Transfers into Level 3 [4]	82	30	197	541	39	4	82	975	—
Transfers out of Level 3 [4]	(119)	—	—	(209)	(12)	(3)	(143)	(486)	—
Fair value as of September 30, 2011	$470	$2,465	$654	$2,219	$77	$411	$1,107	$7,403	$492
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(21)	$(41)	$11	$(37)	$—	$—	$(9)	$(97)	$12

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2011	$154	$(390)	$4	$(53)	$600	$203	$5	$32	$401
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(10)	(148)	7	(21)	457	74	(10)	(3)	356
Included in OCI [3]	(5)	—	—	—	—	—	—	—	—
Purchases	37	1	25	64	23	180	5	—	298
Settlements	—	—	—	—	(19)	(35)	—	—	(54)
Sales	(2)	(6)	—	1	—	—	—	—	(5)
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	(81)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2011	$93	$(543)	$36	$(9)	$1,061	$422	$—	$29	$996
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(11)	$(148)	$7	$(19)	$449	$91	$(11)	$(3)	$366

Assets	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2011	$280	$1,247
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	180	35
Included in OCI [3]	—	—
Purchases	—	165
Settlements	25	—
Sales	—	(180)
Transfers into Level 3 [4]	—	13
Transfers out of Level 3 [4]	—	(96)
Fair value as of September 30, 2011	$485	$1,184
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$180	$9

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2011	$(1,611)	$(36)	$3	$(9)	$(1,653)	$(37)	$(5)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1,047)	(38)	(6)	3	(1,088)	24	1
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(113)	(7)	(3)	—	(123)	—	—
Fair value as of September 30, 2011	$(2,771)	$(81)	$(6)	$(6)	$(2,864)	$(13)	$(4)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2011 [2] [7]	$(1,047)	$(38)	$(6)	$3	$(1,088)	$24	$1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Assets
Fixed maturities, FVO
Corporate	$6	$(3)	$6	$11
CRE CDOs	17	(64)	26	(43)
Foreign government	13	33	(16)	44
Other liabilities
Credit-linked notes	(14)	31	(34)	24
Total realized capital gains (losses)	$22	$(3)	$(18)	$36
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	September 30, 2012	December 31, 2011
Assets
Fixed maturities, FVO
ABS	$65	$65
CRE CDOs	247	225
Corporate	281	272
Foreign government	762	766
Total fixed maturities, FVO	$1,355	$1,328
Other liabilities
Credit-linked notes [1]	$43	$9

[1]	As of September 30, 2012 and December 31, 2011, the outstanding principal balance of the notes was $243.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$2,000	$2,176	$2,001	$2,153
Mortgage loans	Level 3	6,863	7,156	5,728	5,977
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,937	$10,241	$10,343	$11,238
Senior notes [2]	Level 2	6,026	6,874	4,481	4,623
Junior subordinated debentures [2]	Level 2	1,100	1,247	500	498
Private placement junior subordinated debentures [2]	Level 3	—	—	1,235	1,932
Consumer notes [3]	Level 3	188	189	310	305

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2011.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments
Significant Investment Accounting Policies
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OTTI losses recognized in OCI	$(22)	$(11)	$(37)	$(83)
Changes in fair value and/or sales	91	21	125	88
Tax and deferred acquisition costs	(34)	—	(48)	6
Change in OTTI losses recognized in OCI	$35	$10	$40	$11
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
Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$205	$197	$710	$519
Gross losses on sales	(131)	(63)	(387)	(294)
Net OTTI losses recognized in earnings	(37)	(60)	(164)	(138)
Valuation allowances on mortgage loans	—	—	1	23
Japanese fixed annuity contract hedges, net [1]	(24)	9	(42)	(2)
Periodic net coupon settlements on credit derivatives/Japan	2	1	1	(8)
Results of variable annuity hedge program
GMWB derivatives, net	381	(323)	451	(300)
U.S. macro hedge program	(109)	107	(292)	6
Total U.S. program	272	(216)	159	(294)
International program	(167)	1,132	(633)	865
Total results of variable annuity hedge program	105	916	(474)	571
Other, net [2]	(1)	(425)	153	(430)
Net realized capital gains (losses)	$119	$575	$(202)	$241

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
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $37 and $159 , respectively, for the three and nine months ended September 30, 2012 and $74 and $87 for the three and nine months ended September 30, 2011, respectively. Proceeds from sales of AFS securities totaled $10.8 billion and $34.2 billion for the three and nine months ended September 30, 2012, respectively, and $8.7 billion and $26.3 billion for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, the gain on U.S. GMWB related derivatives, net, was primarily due to liability model assumption updates of $301 related to lower benefit utilization by policyholders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2012	2011	2012	2011
Balance as of beginning of period	$(1,407)	$(1,933)	$(1,676)	$(2,072)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(5)	(4)	(21)	(40)
Securities previously impaired	(9)	(38)	(19)	(63)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	104	157	392	349
Securities due to an increase in expected cash flows	2	4	9	12
Balance as of end of period	$(1,315)	$(1,814)	$(1,315)	$(1,814)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,916	$69	$(227)	$2,758	$(3)	$3,430	$55	$(332)	$3,153	$(7)
CDOs [2]	3,279	50	(217)	3,072	(13)	2,819	16	(348)	2,487	(44)
CMBS	6,114	403	(244)	6,273	(13)	7,192	271	(512)	6,951	(31)
Corporate [2]	39,032	4,794	(393)	43,433	(23)	41,161	3,661	(739)	44,011	—
Foreign govt./govt. agencies	4,019	202	(5)	4,216	—	2,030	141	(10)	2,161	—
Municipal	12,939	1,372	(20)	14,291	—	12,557	775	(72)	13,260	—
RMBS	7,382	337	(242)	7,477	(47)	5,961	252	(456)	5,757	(105)
U.S. Treasuries	5,009	213	(16)	5,206	—	3,828	203	(2)	4,029	—
Total fixed maturities, AFS	80,690	7,440	(1,364)	86,726	(99)	78,978	5,374	(2,471)	81,809	(187)
Equity securities, AFS	865	77	(64)	878	—	1,056	68	(203)	921	—
Total AFS securities	$81,555	$7,517	$(1,428)	$87,604	$(99)	$80,034	$5,442	$(2,674)	$82,730	$(187)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2012 and December 31, 2011.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,178	$2,195
Over one year through five years	14,920	15,851
Over five years through ten years	15,614	17,161
Over ten years	28,287	31,939
Subtotal	60,999	67,146
Mortgage-backed and asset-backed securities	19,691	19,580
Total fixed maturities, AFS	$80,690	$86,726

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

	September 30, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$12	$11	$(1)	$1,071	$845	$(226)	$1,083	$856	$(227)
CDOs [1]	20	19	(1)	3,169	2,914	(216)	3,189	2,933	(217)
CMBS	232	201	(31)	1,575	1,362	(213)	1,807	1,563	(244)
Corporate	1,402	1,332	(70)	2,289	1,966	(323)	3,691	3,298	(393)
Foreign govt./govt. agencies	272	270	(2)	19	16	(3)	291	286	(5)
Municipal	135	131	(4)	183	167	(16)	318	298	(20)
RMBS	148	146	(2)	1,147	907	(240)	1,295	1,053	(242)
U.S. Treasuries	1,085	1,069	(16)	—	—	—	1,085	1,069	(16)
Total fixed maturities	3,306	3,179	(127)	9,453	8,177	(1,237)	12,759	11,356	(1,364)
Equity securities	112	106	(6)	278	220	(58)	390	326	(64)
Total securities in an unrealized loss	$3,418	$3,285	$(133)	$9,731	$8,397	$(1,295)	$13,149	$11,682	$(1,428)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$629	$594	$(35)	$1,169	$872	$(297)	$1,798	$1,466	$(332)
CDOs [1]	81	59	(22)	2,709	2,383	(326)	2,790	2,442	(348)
CMBS	1,297	1,194	(103)	2,144	1,735	(409)	3,441	2,929	(512)
Corporate	4,388	4,219	(169)	3,268	2,627	(570)	7,656	6,846	(739)
Foreign govt./govt. agencies	218	212	(6)	51	47	(4)	269	259	(10)
Municipal	299	294	(5)	627	560	(67)	926	854	(72)
RMBS	415	330	(85)	1,206	835	(371)	1,621	1,165	(456)
U.S. Treasuries	343	341	(2)	—	—	—	343	341	(2)
Total fixed maturities	7,670	7,243	(427)	11,174	9,059	(2,044)	18,844	16,302	(2,471)
Equity securities	167	138	(29)	439	265	(174)	606	403	(203)
Total securities in an unrealized loss	$7,837	$7,381	$(456)	$11,613	$9,324	$(2,218)	$19,450	$16,705	$(2,674)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

As of September 30, 2012, AFS securities in an unrealized loss position, comprised of 2,191 securities, primarily related to commercial real estate, corporate securities within the financial services sector RMBS and ABS which have experienced price deterioration. As of September 30, 2012, 81% of these securities were depressed less than 20% of cost or amortized cost. The decline in unrealized losses during 2012 was primarily attributable to credit spread tightening and declining interest rates.
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
Mortgage Loans

	September 30, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$6,946	$(83)	$6,863	$5,830	$(102)	$5,728
Total mortgage loans	$6,946	$(83)	$6,863	$5,830	$(102)	$5,728

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of September 30, 2012 and December 31, 2011, the carrying value of mortgage loans associated with the valuation allowance was $546 and $621, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, as of September 30, 2012 and $74 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

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

	2012	2011
Balance, as of January 1	$(102)	$(155)
(Additions)/Reversals	1	(27)
Deductions	18	35
Balance, as of September 30	$(83)	$(147)

The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 64% as of September 30, 2012, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.29x as of September 30, 2012. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $32 and $50, respectively, as of September 30, 2012, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$372	1.54x	$707	1.45x
65% - 80%	2,569	2.12x	2,384	1.60x
Less than 65%	3,922	2.49x	2,637	2.40x
Total commercial mortgage loans	$6,863	2.29x	$5,728	1.94x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$145	2.1%	$94	1.6%
Middle Atlantic	498	7.3%	508	8.9%
Mountain	100	1.5%	125	2.2%
New England	335	4.9%	294	5.1%
Pacific	2,054	29.9%	1,690	29.5%
South Atlantic	1,388	20.2%	1,149	20.1%
West North Central	16	0.2%	30	0.5%
West South Central	435	6.3%	224	3.9%
Other [1]	1,892	27.6%	1,614	28.2%
Total mortgage loans	$6,863	100.0%	$5,728	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	September 30, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$155	2.3%	$249	4.3%
Industrial	2,082	30.3%	1,747	30.5%
Lodging	82	1.2%	93	1.6%
Multifamily	1,329	19.4%	1,070	18.7%
Office	1,517	22.1%	1,078	18.8%
Retail	1,449	21.1%	1,234	21.5%
Other	249	3.6%	257	4.6%
Total mortgage loans	$6,863	100.0%	$5,728	100.0%
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

	September 30, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$446	$420	$15	$491	$471	$29
Investment funds [4]	164	—	157	—	—	—
Limited partnerships	6	—	6	7	—	7
Total	$616	$420	$178	$498	$471	$36

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $24 and $23, respectively as of September 30, 2012 and $28 and $28, respectively, as of December 31, 2011. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of September 30, 2012 and December 31, 2011, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 14 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report.
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
Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll transactions to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase transaction where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $1.6 billion as of September 30, 2012. The obligation for securities sold under agreement to repurchase was $(1.6) billion as of September 30, 2012.

Derivative Instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
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
Non-qualifying strategies
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, during the three months ended September 30, 2012, the Company entered into interest rate swaptions to hedge the interest rate risk of the securities being transferred related to the sale of the Retirement Plan business segment.
The Company also enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2012 and December 31, 2011, the notional amount of interest rate swaps in offsetting relationships was $7.6 billion and $7.8 billion, respectively.
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
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Customized swaps	$8,153	$8,389	$269	$385
Equity swaps, options, and futures	6,330	5,320	308	498
Interest rate swaps and futures	5,330	2,697	97	11
Total	$19,813	$16,406	$674	$894
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefit (“GMDB”), GMIB and GMWB obligations.
The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	5,583	6,760	82	357
Total	$5,583	$6,819	$82	$357
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
The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Credit derivatives	$50	$—	$6	$—
Currency forwards [1]	10,148	8,622	14	446
Currency options	9,708	7,357	166	127
Equity futures	4,323	3,835	—	—
Equity options	4,751	1,565	51	74
Equity swaps [2]	2,588	392	34	(8)
Interest rate futures	727	739	—	—
Interest rate swaps and swaptions	34,999	11,216	291	111
Total	$67,294	$33,726	$562	$750

[1]
As of September 30, 2012 and December 31, 2011 net notional amounts are $1.9 billion and $7.2 billion, respectively, which include $6.0 billion and $7.9 billion, respectively, related to long positions and $4.1 billion and $0.7 billion, respectively, related to short positions.

[2]
As of September 30, 2012 the net notional amount is $0.8 billion, which includes $1.7 billion related to long positions and $0.9 billion related to short positions. As of December 31, 2011 the net notional amount of $0.4 billion related to long positions only.

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
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. For reporting purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $1.7 billion and $3.2 billion as of September 30, 2012, and December 31, 2011, respectively. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Cash flow hedges
Interest rate swaps	$7,914	$8,652	$359	$329	$359	$329	$—	$—
Foreign currency swaps	180	291	(18)	6	4	30	(22)	(24)
Total cash flow hedges	8,094	8,943	341	335	363	359	(22)	(24)
Fair value hedges
Interest rate swaps	776	1,007	(61)	(78)	—	—	(61)	(78)
Foreign currency swaps	40	677	15	(39)	15	63	—	(102)
Total fair value hedges	816	1,684	(46)	(117)	15	63	(61)	(180)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	13,179	10,144	(553)	(583)	578	531	(1,131)	(1,114)
Foreign exchange contracts
Foreign currency swaps and forwards	397	380	(14)	(12)	7	6	(21)	(18)
Japan 3Win foreign currency swaps	2,054	2,054	78	184	78	184	—	—
Japanese fixed annuity hedging instruments	1,648	1,945	371	514	392	540	(21)	(26)
Credit contracts
Credit derivatives that purchase credit protection	1,041	1,721	(4)	36	15	56	(19)	(20)
Credit derivatives that assume credit risk [1]	3,669	2,952	(339)	(648)	13	2	(352)	(650)
Credit derivatives in offsetting positions	9,428	8,189	(39)	(57)	110	164	(149)	(221)
Equity contracts
Equity index swaps and options	924	1,501	55	27	68	40	(13)	(13)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	30,213	34,569	(1,413)	(2,538)	—	—	(1,413)	(2,538)
U.S. GMWB reinsurance contracts	6,116	7,193	199	443	199	443	—	—
U.S. GMWB hedging instruments	19,813	16,406	674	894	842	1,022	(168)	(128)
U.S. macro hedge program	5,583	6,819	82	357	82	357	—	—
International program product derivatives [2]	2,607	2,710	(36)	(71)	—	—	(36)	(71)
International program hedging instruments	67,294	33,726	562	750	1,150	887	(588)	(137)
Other
Contingent capital facility put option	500	500	24	28	24	28	—	—
Total non-qualifying strategies	164,466	130,809	(353)	(676)	3,558	4,260	(3,911)	(4,936)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$173,376	$141,436	$(58)	$(458)	$3,936	$4,682	$(3,994)	$(5,140)
Balance Sheet Location
Fixed maturities, available-for-sale	$703	$703	$(40)	$(72)	$—	$—	$(40)	$(72)
Other investments	74,605	60,227	1,473	2,331	2,322	3,165	(849)	(834)
Other liabilities	59,051	35,944	(229)	(538)	1,415	1,074	(1,644)	(1,612)
Consumer notes	27	35	(2)	(4)	—	—	(2)	(4)
Reinsurance recoverables	6,116	7,193	199	443	199	443	—	—
Other policyholder funds and benefits payable	32,874	37,334	(1,459)	(2,618)	—	—	(1,459)	(2,618)
Total derivatives	$173,376	$141,436	$(58)	$(458)	$3,936	$4,682	$(3,994)	$(5,140)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•
The $67.3 billion notional amount related to the international program hedging instruments as of September 30, 2012, consisted of $62.3 billion of long positions and $5.0 billion of offsetting short positions, resulting in a net notional amount of $57.3 billion. The $33.7 billion notional amount as of December 31, 2011, consisted of $33.0 billion of long positions and $0.7 billion of offsetting short positions, resulting in a net notional amount of $32.3 billion. The increase in net notional of $25.0 billion primarily resulted from The Company increasing its hedging of interest rate exposure.

Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to a liability model assumption update, favorable policyholder behavior, and lower equity market volatility.

•	The increase in fair value related to credit derivatives that assume credit risk was primarily due to credit spread tightening.

•
The fair value related to the international program hedging instruments decreased as a result of an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•	The fair value related to the U.S. macro hedge program decreased due to an improvement in domestic equity markets, passage of time, and lower equity volatility.

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to a decline in U.S. interest rates, depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Interest rate swaps	$42	$263	$185	$345	$—	$(3)	$—	$(5)
Foreign currency swaps	(2)	—	(31)	—	—	—	—	—
Total	$40	$263	$154	$345	$—	$(3)	$—	$(5)
Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2012	2011	2012	2011
Interest rate swaps	Net realized capital gain/(loss)	$4	$4	$10	$8
Interest rate swaps	Net investment income	36	33	110	96
Foreign currency swaps	Net realized capital gain/(loss)	1	(9)	(7)	(1)
Total		$41	$28	$113	$103

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
As of September 30, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $119. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years.
During the three months months ended September 30, 2012, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the nine months ended September 30, 2012 the Company had $15 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three months and nine months ended September 30, 2011, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(2)	$1	$(54)	$54	$(7)	$4	$(71)	$71
Foreign currency swaps
Net realized capital gain/(loss)	(6)	6	(28)	28	(8)	8	8	(8)
Benefits, losses and loss adjustment expenses	—	—	(5)	5	(6)	6	(14)	14
Total	$(8)	$7	$(87)	$87	$(21)	$18	$(77)	$77

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$3	$(25)	$(12)	$(24)
Foreign exchange contracts
Foreign currency swaps and forwards	(4)	19	23	7
Japan 3Win foreign currency swaps [1]	15	39	(106)	14
Japanese fixed annuity hedging instruments [2]	24	103	(46)	98
Credit contracts
Credit derivatives that purchase credit protection	(18)	31	(49)	11
Credit derivatives that assume credit risk	99	(183)	272	(178)
Equity contracts
Equity index swaps and options	(13)	(56)	(29)	(54)
Variable annuity hedge program
U.S. GMWB product derivatives	823	(1,315)	1,235	(1,047)
U.S. GMWB reinsurance contracts	(184)	241	(265)	180
U.S. GMWB hedging instruments	(258)	751	(519)	567
U.S. macro hedge program	(109)	107	(292)	6
International program product derivatives	26	(54)	45	(44)
International program hedging instruments	(193)	1,186	(678)	909
Other
Contingent capital facility put option	(2)	(1)	(5)	(4)
Total	$209	$843	$(426)	$441

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(46) and $(93) for the three months ended September 30, 2012 and 2011, respectively, and $19 and $(100) for the nine months ended September 30, 2012 and 2011, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(54) and $(115) for the three months ended September 30, 2012 and 2011, respectively, and $33 and $(125) for the nine months ended September 30, 2012 and 2011, respectively.

For the three and nine months ended September 30, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss for the three months ended September 30, 2012, associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets, partially offset by appreciation of the Japanese yen in relation to the euro and the U.S. dollar. The net loss for the nine months ended September 30, 2012, was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
For the three and nine months ended September 30, 2012 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a liability model assumption update related to lower benefit utilization by policyholders, a decrease in equity volatility, and outperformance of the underlying actively managed funds as compared to their respective indices.

•	For the three and nine months ended September 30, 2012 the net gain related to credit derivatives that assume credit risk was primarily due to the credit spread tightening.

•
For the nine months ended September 30, 2012 the net loss related to the Japan 3Win foreign currency swaps was primarily due to a decline in U.S. interest rates, depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain associated with the international program hedging instruments was primarily due to a decrease in equity markets and foreign currency movements, primarily the Japanese yen strengthening in comparison to the euro.

•
The loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a general decrease in long-term interest rates and higher interest rate volatility.

•	The loss on credit derivatives that assume credit risk was primarily due to credit spread widening.

•	The net gain related to the Japanese fixed annuity hedging instruments was primarily due to the U.S. dollar weakening in comparison to the Japanese yen.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2012 and December 31, 2011.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments and Derivative Instruments (continued)
As of September 30, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,402	$(7)	3 years	Corporate Credit/ Foreign Gov.	A	$1,368	$(30)
Below investment grade risk exposure	144	(1)	1 year	Corporate Credit	BB-	144	(4)
Basket credit default swaps [4]
Investment grade risk exposure	4,434	(10)	4 years	Corporate Credit	BBB+	2,677	(4)
Investment grade risk exposure	330	(24)	4 years	CMBS Credit	A	330	24
Below investment grade risk exposure	353	(282)	3 years	Corporate Credit	BB	—	—
Below investment grade risk exposure	195	(54)	4 years	CMBS Credit	B+	195	54
Embedded credit derivatives
Investment grade risk exposure	225	205	4 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	300	264	4 years	Corporate Credit	BB+	—	—
Total	$8,383	$91				$4,714	$40

As of December 31, 2011

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,628	$(34)	3 years	Corporate Credit/ Foreign Gov.	A+	$1,424	$(15)
Below investment grade risk exposure	170	(7)	2 years	Corporate Credit	BB-	144	(5)
Basket credit default swaps [4]
Investment grade risk exposure	3,645	(92)	3 years	Corporate Credit	BBB+	2,001	29
Investment grade risk exposure	525	(98)	5 years	CMBS Credit	BBB+	525	98
Below investment grade risk exposure	553	(509)	3 years	Corporate Credit	BBB+	—	—
Embedded credit derivatives
Investment grade risk exposure	25	24	3 years	Corporate Credit	BBB-	—	—
Below investment grade risk exposure	500	411	5 years	Corporate Credit	BB+	—	—
Total	$7,046	$(305)				$4,094	$107

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

[4]
Includes $5.0 billion and $4.2 billion as of September 30, 2012 and December 31, 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. Also includes $353 and $533 as of September 30, 2012 and December 31, 2011, respectively, of customized diversified portfolios of corporate issuers referenced through credit default swaps.

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

Changes in the DAC balance are as follows:	Nine Months Ended September 30,
	2012	2011
Balance, beginning of period, as currently reported	$6,556	$7,473
Deferred Costs	1,251	1,271
Amortization – DAC	(1,397)	(1,660)
Amortization – Unlock charge, pre-tax	(44)	(387)
Adjustments to unrealized gains and losses on securities available-for-sale and other [1]	(408)	(223)
Effect of currency translation	(11)	73
Balance, end of period	$5,947	$6,547
[1] Other includes a $16 reduction of the DAC asset as a result of the sale of assets used to administer the Company's PPLI business in 2012. The reduction is directly attributable to this transaction as it results in lower future estimated gross profits than originally estimated on these products. For further information regarding this transaction see Note 17 of the Notes to Condensed Consolidated Financial Statements.
7. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	159	100	84
Paid	(141)	(146)	—
Unlock	(198)	13	21
Currency translation adjustment	—	(17)	—
Liability balance as of September 30, 2012	$924	$925	$333
Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	90	8	(2)
Paid	(90)	(21)	—
Unlock	(108)	18	—
Currency translation adjustment	—	—	—
Reinsurance recoverable asset, as of September 30, 2012	$616	$45	$20

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	171	91	29
Paid	(156)	(116)	—
Unlock	171	250	66
Currency translation adjustment	—	33	—
Liability balance as of September 30, 2011	$1,239	$954	$208
Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	99	14	(10)
Paid	(101)	(21)	—
Unlock	113	11	—
Currency translation adjustment	—	2	—
Reinsurance recoverable asset, as of September 30, 2011	$797	$42	$20

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2012:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$20,175	$4,204	$851	69
With 5% rollup [2]	1,484	392	121	69
With Earnings Protection Benefit Rider (“EPB”) [3]	5,159	619	83	66
With 5% rollup & EPB	576	131	28	69
Total MAV	27,394	5,346	1,083
Asset Protection Benefit (“APB”) [4]	20,816	1,282	836	67
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	1,085	42	42	65
Reset [6] (5-7 years)	3,165	158	157	69
Return of Premium (“ROP”) [7]/Other	22,147	381	362	66
Subtotal U.S. GMDB	74,607	7,209	2,480	67
Less: General Account Value with U.S. GMDB	7,380
Subtotal Separate Account Liabilities with U.S. GMDB	67,227
Separate Account Liabilities without U.S. GMDB	81,142
Total Separate Account Liabilities	$148,369
Japan GMDB [9], [11]	$28,725	$9,107	$7,882	70
Japan GMIB [9], [11]	$26,917	$6,092	$6,092	70

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years . The GRB related to the Japan GMIB was $32.3 billion and $34.1 billion as of September 30, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $657 as of September 30, 2012 and $701 as of December 31, 2011. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of September 30, 2012, 54% of the GMDB RNAR and 64% of the GMIB NAR is reinsured to a Hartford affiliate, as a result, the effects of the reinsurance are not reflected in this disclosure.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2012	As of December 31, 2011
Equity securities (including mutual funds)	$60,631	$61,472
Cash and cash equivalents	6,596	7,516
Total	$67,227	$68,988
As of September 30, 2012 and December 31, 2011, approximately 17% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 83%, respectively, were invested in equity securities through these funds.
See Note 4 for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.
8. Sales Inducements

Changes in sales inducement activity are as follows:	Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	$434	$459
Sales inducements deferred	10	15
Amortization—Unlock	(68)	(19)
Amortization charged to income	(26)	(31)
Balance, end of period	$350	$424

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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2012, is $566. Of this $566 the legal entities have posted collateral of $589 in the normal course of business. Based on derivative market values as of September 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $22 to be posted as collateral. Based on derivative market values as of September 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $41 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships were impacted. The Company has re-negotiated the rating triggers with two of the counterparties and is in the process of re-negotiating the rating triggers with the remaining counterparty. As of September 30, 2012, the notional amount and fair value related to the one counterparty in which the rating trigger is still in process of re-negotiation is $1.0 billion and $35, respectively. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of September 30, 2012 this counterparty would owe the Company the derivatives fair value of $35. The counterparty has not exercised this termination right.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Employee Benefit Plans
On April 23, 2012, the Company, approved changes to The Hartford Retirement Plan for U.S. Employees ("The Plan") its non-contributory, tax qualified defined benefit pension plan, to freeze participation and benefit accruals. As a result, employees will not accrue further benefits under the cash balance formula of the plan, although interest will continue to accrue to existing account balances. The freeze will be effective December 31, 2012. Compensation earned by employees up to December 31, 2012 shall be used for purposes of calculating benefits under the Plan but there will be no future benefit accruals after this date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The freeze also applies to The Hartford Excess Pension Plan II, the Company's non-qualified excess benefit plan for certain highly compensated employees, effective December 31, 2012. The Company announced these changes in April 2012.
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
As a result of these actions, the Company remeasured the other postretirement benefit obligations effective April 30, 2012, causing a decrease in the other postretirement plans benefit liability of $111 pre-tax with an increase in accumulated other comprehensive income of $72 after-tax in the second quarter of 2012. The decrease is primarily a result of the plan change which eliminates benefits and service costs for all employees eligible to retire as of January 1, 2014 offset by a decrease in the discount rates used to remeasure the other postretirement plans obligations from 4.50% at December 31, 2011 to 4.00% at April 30, 2012 reflecting the change in market interest rates. A curtailment of benefits occurs as a result of this action because it eliminates all future service for active employees in the domestic other postretirement plans. Accordingly, the Company recognized an after-tax curtailment gain of less than less than $1, during the second quarter of 2012, which is the remaining unamortized prior service cost at April 30, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Employee Benefit Plans (continued)
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$20	$24	$—	$2
Interest cost	64	64	3	5
Expected return on plan assets	(78)	(74)	(4)	(3)
Amortization of prior service credit	(2)	(2)	(2)	(1)
Amortization of actuarial loss	52	40	—	—
Curtailment gain due to plan freeze	—	—	—	—
Net periodic benefit cost	$56	$52	$(3)	$3

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$70	$76	$2	$4
Interest cost	188	194	11	15
Expected return on plan assets	(234)	(223)	(11)	(10)
Amortization of prior service credit	(7)	(7)	(3)	(1)
Amortization of actuarial loss	171	119	—	—
Curtailment gain due to plan freeze	(11)	—	—	—
Net periodic benefit cost	$177	$159	$(1)	$8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation plans (benefit)/expense	$20	$(16)	$73	$30
Income tax (benefit)/expense	(7)	6	(25)	(11)
Total stock-based compensation plans (benefit)/expense, net of tax	$13	$(10)	$48	$19
In 2010 and 2009, the Company issued awards that will ultimately be settled in cash. As a result, these awards are re-measured at the end of each reporting period until settlement.
The Company did not capitalize any cost of stock-based compensation. As of September 30, 2012, the total compensation cost related to non-vested awards not yet recognized was $95, which is expected to be recognized over a weighted average period of 1.9 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Fee income	$—	$(1)	$—	$—
Net investment income	—	5	—	16
Net realized capital losses	—	—	—	(5)
Other revenues	—	—	—	47
Total revenues	—	4	—	58
Benefits, losses and expenses
Insurance operating costs and other expenses	2	5	5	51
Total benefits, losses and expenses	2	5	5	51
Income (loss) before income taxes	(2)	(1)	(5)	7
Income tax expense (benefit)	(1)	—	(2)	2
Income (loss) from operations of discontinued operations, net of tax	(1)	(1)	(3)	5
Net realized capital gain (loss) on disposal, net of tax	(1)	4	(1)	80
Income (loss) from discontinued operations, net of tax	$(2)	$3	$(4)	$85
13. Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	September 30, 2012				December 31, 2011
	Gross	Accumulated Impairments	Discontinued Operations	Carrying Value	Gross	Accumulated Impairments	Discontinued Operations [1]	Carrying Value
Commercial Markets
Property and Casualty Commercial	$30	$(30)	$—	$—	$30	$(30)	$—	$—
Consumer Markets	119	—	—	119	119	—	—	119
Wealth Management
Individual Life	224	—	—	224	224	—	—	224
Retirement Plans	87	—	—	87	87	—	—	87
Mutual Funds	159	—	—	159	159	—	—	159
Total Wealth Management	470	—	—	470	470	—	—	470
Corporate	772	(355)	—	417	787	(355)	(15)	417
Total Goodwill	$1,391	$(385)	$—	$1,006	$1,406	$(385)	$(15)	$1,006

[1]	Represents goodwill written off related to Federal Trust Corporation which is currently recorded in discontinued operations.
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during each of the first three quarters of 2012 for these two reporting units which resulted in no impairment of goodwill.
Retirement Plans and Individual Life passed step one of the interim goodwill impairment test with a margin of less than 10% between fair value and book value of the reporting unit as of September 30, 2012. The fair value of the Retirement Plans and Individual Life reporting units is based on a negotiated transaction price. There could be a positive or negative impact on the result of step one in future periods based on ultimate transaction prices, market conditions and business operations.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Debt (continued)
Revolving Credit Facility
In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of September 30, 2012, the Company was in compliance with all financial covenants under the Credit Facility.
15. Equity
During the nine months ended September 30, 2012, the Company completed a $500 equity repurchase program authorized on July 27, 2011 by the Board of Directors that permitted for purchases of common stock, as well as warrants and other derivative securities. In addition to repurchases that occurred in 2011, the repurchases in 2012 included 8.0 million common shares for $149, and the repurchase of all outstanding Series B and Series C warrants held by Allianz for $300.
On March 30, 2012 the Company repurchased all of the outstanding Series B and Series C warrants (collectively, the “warrants”) held by Allianz for $300. These warrants authorized Allianz to purchase 69,351,806 shares of the Company’s common stock at an exercise price of $25.23 per share. The repurchase was settled on April 17, 2012.
16. Restructuring and Other Costs
As a result of a strategic business evaluation, the Company is currently focusing on its Property and Casualty, Group Benefits and Mutual Fund businesses. In the third quarter of 2012, the Company entered into definitive agreements to sell its Individual Life and Retirement Plans businesses and Woodbury Financial Services. In addition, the Company's existing Individual Annuity business has been placed into runoff. For further discussion of the Company's strategic business evaluation and these transactions, see Note 1 of the Notes to Condensed Consolidated Financial Statements.
These actions, in addition to previously disclosed restructuring activities aimed at reducing overall expense levels, will result in termination benefits to current employees not transitioned to the buyers whose roles are impacted by the Company's continued alignment with its current business plans, costs to terminate leases and other contracts and asset impairment charges. The Company intends to complete much of these restructuring activities over the next 12-18 months.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through September 30, 2012. Additional costs are expected to be incurred in subsequent quarters and such costs will be accrued when appropriate. Asset impairment charges were recorded in the nine months ended September 30, 2012 and will be recorded in subsequent quarters, as appropriate.
The total costs associated with restructuring and other are currently expected to be approximately $250, pre-tax, with the additional costs attributable mainly to severance and other related costs and professional fees. Actual costs associated with restructuring may differ from these estimates as the Company executes on its operational and strategic initiatives.
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Severance benefits and related costs	$38	$11	$76	$11
Professional fees	15	—	28	—
Asset impairment charges	—	—	5	—
Other contract termination charges	—	3	1	3
Total restructuring and other costs	$53	$14	$110	$14

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Restructuring and Other Costs (continued)
The following table presents restructuring costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,		Total Estimated Costs
	2012	2011	2012	2011
Property & Casualty Commercial	$1	$—	$5	$—	$7
Group Benefits	1	—	1	—	1
Consumer Markets	—	—	1	—	3
Individual Life	18	—	25	—	30
Retirement Plans	10	—	14	—	16
Mutual Funds	1	—	2	—	4
Life Other Operations	5	—	8	—	12
Corporate	17	14	54	14	177
Total restructuring and other costs	$53	$14	$110	$14	$250
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Nine Months Ended September 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$12	$—	$—	$5	$17
Accruals/provisions	76	28	5	1	110
Payments/write-offs	(67)	(19)	(5)	(5)	(96)
Balance, end of period	$21	$9	$—	$1	$31

17. Sale of Assets
Servicing Agreement of Hartford Life Private Placement LLC
On July 13, 2012, the Company closed a sale transaction with Philadelphia Financial Group, Inc. (“Philadelphia Financial”) whereby Philadelphia Financial acquired certain assets used to administer the Company's private placement life insurance (“PPLI”) businesses and will service the PPLI businesses. The Company retained certain corporate functions associated with this business as well as the mortality risk on the insurance policies. Upon closing, the Company recorded a deferred gain of $61 after-tax, which will be amortized over the estimated life of the underlying insurance policies. The PPLI business is included in the Life Other Operations reporting segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2012, compared with December 31, 2011, and its results of operations for the three months ended September 30, 2012, compared to the equivalent 2011 period. This discussion should be read in conjunction with the MD&A in The Hartford’s 2011 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period classifications. Also, prior period amounts have been retrospectively reclassified to reflect discontinued operations, see Note 12 of the Notes to Condensed Consolidated Financial Statements for further information on discontinued operations.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Earned premiums	$3,401	$3,518	(3%)	$10,243	$10,582	(3%)
Fee income	1,118	1,192	(6%)	3,366	3,620	(7%)
Net investment income (loss):
Securities available-for-sale and other	1,030	1,062	(3%)	3,197	3,274	(2%)
Equity securities, trading [1]	710	(1,890)	NM	1,889	(1,684)	NM
Total net investment income (loss)	1,740	(828)	NM	5,086	1,590	NM
Net realized capital gains (losses)	119	575	(79%)	(202)	241	NM
Other revenues	64	63	2%	184	188	(2%)
Total revenues	6,442	4,520	43%	18,677	16,221	15%
Benefits, losses and loss adjustment expenses	3,271	4,006	(18%)	9,930	11,160	(11%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	710	(1,889)	NM	1,888	(1,683)	NM
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	566	1,005	(44%)	1,441	2,047	(30%)
Insurance operating costs and other expenses	1,275	1,287	(1%)	3,896	4,093	(5%)
Loss on extinguishment of debt	—	—	—%	910	—	—%
Interest expense	109	128	(15%)	348	384	(9%)
Total benefits, losses and expenses	5,931	4,537	31%	18,413	16,001	15%
Income (loss) from continuing operations before income taxes	511	(17)	NM	264	220	20%
Income tax expense (benefit)	108	(74)	NM	(136)	(289)	53%
Income from continuing operations, net of tax	403	57	NM	400	509	(21%)
Income (loss) from discontinued operations, net of tax	(2)	3	NM	(4)	85	NM
Net income	$401	$60	NM	$396	$594	(33%)
Supplemental Operating Data
Income from continuing operations, net of tax, available to common shareholders per diluted common share	$0.83	$0.10	NM	$0.79	$0.99	(20%)
Net income available to common shareholders per diluted common share	0.83	0.11	NM	0.78	1.17	(33%)
Total revenues, excluding net investment income on equity securities, trading	5,732	6,410	(11%)	16,788	17,905	(6%)

	September 30,	December 31,
Summary of Financial Condition	2012	2011
Total assets	$308,918	$302,609
Total investments, excluding equity securities, trading	107,188	104,449
Total stockholders’ equity	23,370	21,486

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net income (loss) by segment	2012	2011	Increase (Decrease) From 2012 to 2011	2012	2011	Increase (Decrease) From 2012 to 2011
Property & Casualty Commercial	$164	$53	$111	$502	$494	$8
Group Benefits	30	25	5	83	77	6
Commercial Markets	194	78	116	585	571	14
Consumer Markets	94	(16)	110	152	(80)	232
Individual Life	11	(9)	20	66	55	11
Retirement Plans	(7)	(23)	16	9	9	—
Mutual Funds	18	24	(6)	56	79	(23)
Wealth Management	22	(8)	30	131	143	(12)
Life Other Operations	145	105	40	344	439	(95)
Property & Casualty Other Operations	24	8	16	36	(135)	171
Corporate	(78)	(107)	29	(852)	(344)	(508)
Total net income	$401	$60	$341	$396	$594	$(198)
Three months ended September 30, 2012 compared to the three months ended September 30, 2011
The increase in net income from 2011 to 2012 was primarily due to the following items:

•
A decrease in the Unlock charge to $79, after-tax, in 2012 from $469, after-tax, in 2011. The Unlock charge in 2012 was primarily due to the annual policyholder assumption update, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge in 2011 was driven by assumption changes, including the impact of changes to the international variable annuity hedge program and declines in equity markets. For further discussion see Unlocks within the Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts section in Critical Accounting Estimates.

•
Current accident year catastrophe losses of $7, after-tax, in 2012, compared to $134, after-tax in 2011. Losses in 2011 were primarily due to Hurricane Irene in the Northeast and thunderstorms in the Midwest.

Partially offsetting the increase in net income were the following items:

•
Net realized capital gains decreased primarily due to losses on the international variable annuity hedge program. The losses resulted from rising equity markets, partially offset by strengthening of the yen. Certain hedge assets generated realized capital losses on rising equity markets and are used to hedge liabilities that are not carried at fair value. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
The decrease in net income from 2011 to 2012 was primarily due to the following items:

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

•
Net realized capital gains decreased primarily due to losses on the international variable annuity hedge program. The losses resulted from rising equity markets and weakening of the yen. Certain hedge assets generated realized capital losses on rising equity markets and are used to hedge liabilities that are not carried at fair value. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

•
Income tax benefit in 2011 includes a release of $86, or 100%, of the valuation allowance associated with realized capital losses, as well as a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001.

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

Partially offsetting the decrease in net income were the following items:

•
Current accident year catastrophe losses of $241, after-tax, in 2012, primarily due to severe thunderstorms, hail events, and tornadoes in the South, Midwest and Mid-Atlantic states, compared to $475, after-tax in 2011, primarily due to Hurricane Irene in the Northeast, thunderstorms in the Midwest and tornadoes and windstorms in the Midwest, Plains States and Southwest.

•
An Unlock charge of $11, after-tax, in 2012, compared to an Unlock charge of $478, after-tax, in 2011. The Unlock charge in 2012 was primarily due to the annual policyholder assumption update, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge in 2011 was primarily due to the impact of changes to the international variable annuity hedge program. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

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

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the precautionary statements set forth on pages 3-4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2011 Form 10-K Annual Report; Part II, Item 1A, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012; and Part II, Item IA, Risk Factors of this Form 10-Q.
Overview
In the first quarter of 2012, The Hartford concluded an evaluation of its strategy and business portfolio deciding to focus on its property and casualty and group benefits businesses of the Commercial Markets and Consumer Markets divisions, and the mutual funds business of the Wealth Management division. This focus is expected to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility. As a result, the Company is pursuing sales or other strategic alternatives for the Individual Life and Retirement Plans businesses and Woodbury Financial Services, an indirect wholly-owned subsidiary.
In the second quarter of 2012, the Company entered into a purchase and sale agreement for the Company's U.S. individual annuity new business capabilities with Forethought Financial Group and placed its Individual Annuity business into runoff. The anticipated closing date for the Forethought transaction is in the fourth quarter of 2012 or the first quarter of 2013. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.
In the third quarter of 2012, the Company announced it had entered into definitive agreements to sell its Retirement Plans business, its Individual Life insurance business and Woodbury Financial Services. The Woodbury Financial Services transaction is expected to close in the fourth quarter of 2012, pending regulatory approval and is not expected to have a material impact on the Company's financial results.
As part of the agreement to sell the Retirement Plans business to MassMutual, the Company will continue to sell retirement plans during a transition period, and MassMutual will assume all expenses and risk for these sales through a reinsurance agreement. The sale, which is structured as a reinsurance transaction, is expected to close in the fourth quarter of 2012 or the first quarter of 2013, subject to regulatory approvals and customary closing conditions. Based on current financial information the Company does not expect to record a material gain or loss in net income on the closing of the transaction.  The estimated financial impacts will be affected by business operations and other changes affecting recorded balances until closing.
The sale of the Individual Life insurance business to Prudential, which is structured as a reinsurance transaction, is expected to close in the first quarter of 2013, subject to regulatory approvals and customary closing conditions. As part of the agreement, the Company will continue to sell life insurance products and riders during a transition period, and Prudential will assume all expenses and risk for these sales through a reinsurance agreement. Based on current financial information the Company does not expect to record a material gain or loss in net income on the closing of the transaction.  The estimated financial impacts will be affected by business operations and other changes affecting recorded balances until closing.
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

Commercial Markets
Commercial Markets focuses on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. In Property & Casualty Commercial, improving market conditions are expected to continue, which should enable the Company to achieve price increases, while a slowly recovering economy is anticipated to drive an increase in insurance exposures. The Company expects low single-digit written premium growth for the full year, as compared to 2011, driven by small commercial, with programs aimed at growing total policy counts, the rollout of new product enhancements, a leveraging of the payroll model, and the continued expansion of ease of doing business technology, while middle market growth is tempered as a result of pricing actions taken to restore returns to adequate levels. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to remain in the mid to upper 90s for full year 2012 as compared to the 97.3% achieved in 2011. Earned pricing increases are outpacing loss costs. In Group Benefits, premiums are expected to decline for the full year, as compared to 2011, reflecting the competitive environment coupled with pricing actions implemented with the goal of improving profitability. The Company expects Group Benefits' loss ratio to remain elevated for full year 2012 given the expectation of persistent heightened incidence, lower claim terminations and higher severity in group long term disability.
Consumer Markets
The Company expects written premium to decline for full year 2012, as compared to 2011, including a decrease in AARP direct and in business sold through independent agents other than to AARP members. Despite an improvement in policy retention in the first nine months of 2012 and an increase in new business in 2012, management expects an overall decline in written premium in 2012 due to lower renewal premium. For the remainder of 2012, management expects it will sustain its improvement in policy retention but that retention will continue to be affected by the impact of renewal written pricing increases in a price sensitive market. Within the Agency channel, policy retention will also be affected by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. The Company expects continued new business growth for the remainder of 2012, primarily driven by AARP member business, both direct and through independent agents, as well as new business from affinities other than AARP and other targeted consumer direct marketing. New business is expected to benefit from the recent rollouts of the Open Road Advantage and the Hartford Home Advantage products. Management expects that the combined ratio before catastrophes and prior accident year development will be flat to slightly lower for full year 2012, as compared to the 91.9% achieved in 2011, as an improvement in the current accident year loss and loss adjustment expense ratio before catastrophes will be largely offset by an expected increase in the underwriting expense ratio. For home, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve during 2012, driven by earned pricing increases and lower non-cat weather claim frequency. For auto, the current accident year loss and loss adjustment expense ratio is expected to increase slightly for full year 2012 as an expected increase in average claim severity for physical damage and property damage claims will largely be offset by the effect of earned pricing increases.
Wealth Management
In the third quarter of 2012, the Company announced it had entered into a definitive agreement to sell its Retirement Plans business to MassMutual and its Individual Life insurance business to Prudential. In light of The Hartford’s strategic review and the announcement of these agreements, Wealth Management currently focuses primarily on growing the Mutual Funds business. Wealth Management's Mutual Funds business has been offering new funds to improve participation in asset classes where the Company sees potential growth opportunities. In addition, the Company has partnered with Wellington Management Company, LLP (“Wellington Management”) to serve as the sole sub-advisor for The Hartford’s non-proprietary mutual funds and certain proprietary fixed income funds.
Runoff Operations
The Runoff Operations division consists of Life Other Operations and Property & Casualty Other Operations. The objective of the Runoff Operations division is to focus on managing profitability, improving capital efficiency and effectiveness, and limiting and managing risk associated with the businesses residing in the division with the ultimate objective of isolating or separating these risks from the ongoing businesses of the Company. The focus of Life Other Operations is on mitigating and isolating the risks of the U.S. and International in-force variable annuities. In addition, Life Other operations includes the Company's U.S. and international fixed annuity business, and institutional annuities business. The international variable annuity business within Life Other Operations will continue to be a significant driver of earnings variability due to hedge programs which generate mark to market gains and losses while the underlying international liabilities being hedged are not marked to marked. This can result in unpredictable earnings volatility period to period. Property & Casualty Other Operations is focused on managing the Company's asbestos, environmental and other legacy liabilities. The results of the annual ground up studies of asbestos and environmental reserves, performed in the second quarter of each year, will be the primary driver impacting the results for this segment.

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ, and in the past have differed, from those estimates.
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

Reserve Roll Forwards and Development
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,111	1,797	—	4,908
Current accident year catastrophes	116	255	—	371
Prior accident years	54	(127)	60	(13)
Total provision for unpaid losses and loss adjustment expenses	3,281	1,925	60	5,266
Less: Payments	3,001	2,049	234	5,284
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,374	1,928	3,197	18,499
Reinsurance and other recoverables	2,345	10	678	3,033
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,719	$1,938	$3,875	$21,532
Earned premiums	$4,691	$2,725
Loss and loss expense paid ratio [1]	64.0	75.2
Loss and loss expense incurred ratio	69.9	70.6
Prior accident years development (pts) [2]	1.2	(4.7)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
Prior accident years development recorded in 2012
Included within prior accident years development for the three and nine months ended September 30, 2012 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$14	$(38)	$—	$(24)
Homeowners	—	(4)	—	(4)
Professional liability	22	—	—	22
Package business	(2)	—	—	(2)
Workers’ compensation	18	—	—	18
General liability	(36)	—	—	(36)
Fidelity and surety	(8)	—	—	(8)
Commercial property	1	—	—	1
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(2)	(6)	—	(8)
Other reserve re-estimates, net	—	(1)	1	—
Total prior accident years development	$15	$(49)	$1	$(33)

Nine Months Ended September 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$45	$(79)	$—	$(34)
Homeowners	—	(10)	—	(10)
Professional liability	40	—	—	40
Package business	(34)	—	—	(34)
Workers’ compensation	69	—	—	69
General liability	(76)	—	—	(76)
Fidelity and surety	3	—	—	3
Commercial property	(5)	—	—	(5)
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	8	8
Change in workers’ compensation discount, including accretion	45	—	—	45
Catastrophes	(38)	(29)	—	(67)
Other reserve re-estimates, net	5	(9)	4	—
Total prior accident years development	$54	$(127)	$60	$(13)
During the three and nine months ended September 30, 2012, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Released reserves for personal auto liability claims, primarily for accident years 2008 through 2011. As these accident years matured, favorable bodily injury severity trends were observed and management has placed more weight on the emerged experience.

•
Strengthened reserves for commercial auto liability claims, primarily for accident year 2010 and 2011. Higher than expected bodily injury severity, driven by large loss activity, has been observed for these accident years.

•	Strengthened reserves for professional liability directors and officers claims for accident years 2011 and prior as a result of higher severity, primarily for mid- and large-sized accounts.

•
Released reserves in package business liability coverages and general liability, primarily for accident years 2006 through 2011. Claim severity emergence for these years was lower than expected and management has placed more weight on the emerged experience. In addition, older years have improved due to favorable emergence of larger claims.

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

A roll forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077
Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,997	1,902	—	4,899
Current accident year catastrophes	305	426	—	731
Prior accident years	16	(58)	311	269
Total provision for unpaid losses and loss adjustment expenses	3,318	2,270	311	5,899
Less: Payments	2,826	2,287	284	5,397
Ending liabilities for unpaid losses and loss adjustment expenses, net	12,858	2,143	3,449	18,450
Reinsurance and other recoverables	2,428	9	730	3,167
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,286	$2,152	$4,179	$21,617
Earned premiums	$4,568	$2,825
Loss and loss expense paid ratio [1]	61.9	81.0
Loss and loss expense incurred ratio	72.6	80.4
Prior accident years development (pts) [2]	0.4	(2.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.
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
During the three and nine months ended September 30, 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Released reserves for personal auto liability claims for both the three month and nine month periods, primarily for accident years 2006 through 2010. Favorable trends in reported severity had persisted or improved over this time period. As these accident years develop, the uncertainty around the ultimate losses is reduced and management places more weight on the emerged experience.

•
Strengthened homeowners' reserves for the three months ended September 30, 2011, for accident years 2008 through 2010, primarily due to increased frequency of sinkhole claims in Florida and increased severity on slower reporting homeowner casualty claims.

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

•
Strengthened reserves in workers’ compensation for the 2010 accident year as a result of higher than expected claim frequency emergence. This is offset by releases in accident years 2007 and prior. Reserve indications in these years had been stable, giving greater confidence in the adequacy of estimates.

•	Prior year catastrophe strengthening, for the three and nine month period, primarily related to a severe wind and hail storm event in Arizona during the fourth quarter of 2010.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three and nine months ended September 30, 2012.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

For the Three Months Ended September 30, 2012	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,857		$304	$1,094	$3,255
Losses and loss adjustment expenses incurred	—		—	1	1
Less : losses and loss adjustment expenses paid	32		7	20	59
Ending liability – net [2][3]	$1,825	[4]	$297	$1,075	$3,197

For the Nine Months Ended September 30, 2012	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,892		$320	$1,159	$3,371
Losses and loss adjustment expenses incurred	48		8	4	60
Less : losses and loss adjustment expenses paid	115		31	88	234
Ending liability – net [2][3]	$1,825	[4]	$297	$1,075	$3,197

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $15 and $7, respectively, as of September 30, 2012, $14 and $8, respectively, as of June 30, 2012 and $15 and $8, respectively, as of December 31, 2011; total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2012 includes $3 and $10, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2012 includes $3 and $12, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,380 and $341, respectively, as of September 30, 2012, $2,421 and $350, respectively, as of June 30, 2012 and $2,442 and $367, respectively, as of December 31, 2011.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $172 and $224, respectively, resulting in a one year net survival ratio of 10.7 and a three year net survival ratio of 8.2. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three and nine months ended September 30, 2012, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended September 30, 2012	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$31	$—	$7	$—
Assumed Reinsurance	7	—	—	—
London Market	3	—	2	—
Total	41	—	9	—
Ceded	(9)	—	(2)	—
Net	$32	$—	$7	$—

Nine Months Ended September 30, 2012	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$96	$55	$26	$7
Assumed Reinsurance	28	14	6	—
London Market	11	5	3	3
Total	135	74	35	10
Ceded	(20)	(26)	(4)	(2)
Net	$115	$48	$31	$8

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2012 includes $3 and $10, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2012 includes $3 and $12, respectively, related to asbestos and environmental claims.

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

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2012 of $2.14 billion ($1.84 billion and $303 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.7 billion to $2.5 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2011 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.
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
In the third quarter of 2012, the Company completed its annual comprehensive non-market related policyholder behavior assumption study and incorporated the results of the study into its projections of future gross profits. All assumptions changes are considered an Unlock in the period of revision. The Company will continue to evaluate our assumptions related to policyholder behavior as we begin to implement initiatives to reduce the size of the variable annuity business.
The most significant EGP based asset and liability balances are as follows:

	Individual Life		Retirement Plans		Life Other Operations
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
DAC	$1,976	$2,002	$218	$304	$3,123	$3,625
SIA	$48	$47	$22	$22	$280	$365
URR	$1,740	$1,570	$—	$—	$84	$128
Death and Other Insurance Benefit Reserves	$333	$228	$—	$1	$1,849	$2,079
Unlocks
The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the three months ended September 30, 2012 and 2011 are as follows:

	Individual Life		Retirement Plans		Life Other Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$11	$(26)	$(9)	$(26)	$(53)	$(166)	$(51)	$(218)
SIA	—	—	—	(1)	(44)	(6)	(44)	(7)
URR	(8)	11	—	—	17	3	9	14
Death and Other Insurance Benefit Reserves	(8)	(43)	—	—	15	(215)	7	(258)
Total	$(5)	$(58)	$(9)	$(27)	$(65)	$(384)	$(79)	$(469)
The Unlock charge, after-tax for the three months ended September 30, 2012 was primarily due to the annual policyholder assumption update, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge for the three months ended September 30, 2011 was driven by assumption changes, including the impact of changes to the international hedge program and declines in equity markets.

The after-tax (charge) benefit related to the annual policyholder assumption update and market performance for the three months ended September 30, 2012 is as follows:

	Policyholder Assumption Update	Market Performance	Total
U.S. Annuity	(120)	46	(74)
Japan Annuity	21	(18)	3
All Other	(4)	(4)	(8)
Total	(103)	24	(79)
U.S. Annuity's Unlock charge related to the annual policyholder assumption update was driven by lower EGPs due to increased unit costs and changes to benefit utilization assumptions.

The after-tax (charge) benefit to net income by asset and liability as a result of the Unlocks for the nine months ended September 30, 2012 and 2011 are as follows:

	Individual Life		Retirement Plans		Life Other Operations		Total
	2012	2011	2012	2011	2012	2011	2012	2011
DAC	$7	$(29)	$(5)	$(27)	$(30)	$(195)	$(28)	$(251)
SIA	—	—	—	(1)	(44)	(11)	(44)	(12)
URR	(6)	12	—	—	19	4	13	16
Death and Other Insurance Benefit Reserves	(14)	(43)	—	—	62	(188)	48	(231)
Total	$(13)	$(60)	$(5)	$(28)	$7	$(390)	$(11)	$(478)
The Unlock charge, after-tax for the nine months ended September 30, 2012 was primarily due to the annual policyholder assumption update, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge for the nine months ended September 30, 2011 was primarily due to the impact of changes to the international hedge program.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 36% and 43%, respectively, as of September 30, 2012. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

Goodwill Impairment
The carrying value of goodwill allocated to reporting units as of September 30, 2012 and December 31, 2011 is as follows:

	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138
Consumer Markets	119	—	119
Individual Life	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Total	$589	$417	$1,006
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units. The Company completed interim impairment tests during each of the first three quarters of 2012 for these two reporting units which resulted in no impairment of goodwill.
Retirement Plans and Individual Life passed step one of the interim goodwill impairment test with a margin of less than 10% between fair value and book value of the reporting unit as of September 30, 2012. The fair value of the Retirement Plans and Individual Life reporting units is based on a negotiated transaction price. There could be a positive or negative impact on the result of step one in future periods based on ultimate transaction prices, market conditions and business operations.

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
Pension expense reflected in the Company's results was $56 and $177 for the three and nine months ended September 30, 2012 and $52 and $159 for the three and nine months ended September 30, 2011. The Company estimates its 2012 pension expense will be approximately $241 based on the updated assumptions. The savings from these changes will be partially offset by increased cost related to the enhanced benefits within The Hartford’s Investment and Savings Plan, its defined contribution 401(k) savings plan, and The Hartford Excess Savings Plan ("collectively "defined contribution plans"), resulting in a net decline in benefit plan costs of approximately $120, pre-tax annually on a go-forward basis. For further information regarding the changes to the defined contribution plans, see Note 10 of the Notes to Condensed Consolidated Financial Statements.
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
Other postretirement plans expense reflected in the Company's results was $(3) and $(1) for the three and nine months ended September 30, 2012 and $3 and $8 for the three and nine months ended September 30, 2011. The Company estimates its 2012 other postretirement plans expense will be approximately $(3) based on the updated assumptions. As a result of the freezing of the plan, the Company expects the run rate of the other postretirement expense to decline by approximately $5 annually on a go-forward basis.

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
KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2012 and 2011. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2011 Form 10-K Annual Report.
Definitions of Non-GAAP and other measures and ratios
Account Value
Account value includes policyholders’ balances for investment contracts and reserves for future policy benefits for insurance contracts.
After-tax Margin, Core Earnings excluding Unlock
After-tax margin, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin, core earnings excluding Unlock is calculated by dividing core earnings excluding Unlocks by total core revenues excluding Unlocks. After-tax margin is the most directly comparable U.S. GAAP measure. A reconciliation of after-tax margin to after-tax margin, core earnings excluding Unlock, for the three and nine months ended September 30, 2012 and 2011 is set forth in the After-tax Margin section within Key Performance Measures and Ratios.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three and nine months ended September 30, 2012 and 2011 is set forth in the Combined ratio before catastrophes and prior year development section within Key Performance Measures and Ratios.

Core Earnings
Core earnings, a non-GAAP measure is an important measure of the Company’s operating performance. Core earnings excludes the effect of realized gains and losses (net of tax and the effects of deferred policy acquisition costs (“DAC”)) and discontinued operations. The Hartford believes, however, that some realized capital gains and losses are integrally related to the insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives and net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income is the most directly comparable U.S. GAAP measure. A reconciliation of net income to core earnings for the three and nine months ended September 30, 2012 and 2011 is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$401	$60	$396	$594
Less: Income from discontinued operations, net of tax	(2)	3	(4)	85
Less: Net realized capital gains (losses), net of tax and DAC, excluded from core earnings	25	7	(122)	(129)
Less: Loss on extinguishment of debt, net of tax	—	—	(587)	—
Core earnings	$378	$50	$1,109	$638
DAC amortization ratio, Core Earnings excluding Unlock
DAC amortization ratio, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio, core earnings excluding Unlock is calculated by dividing core DAC amortization costs by pre-tax core earnings before DAC amortization costs. DAC amortization ratio is the most directly comparable U.S. GAAP measure. A reconciliation of DAC amortization ratio to DAC amortization ratio, core earnings excluding Unlock for the three and nine months ended September 30, 2012 and 2011 is set forth in the Life Other Operations operating summary within MD&A.
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
Return on Assets (“ROA”), Core Earnings excluding Unlock
ROA, core earnings excluding Unlock, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA, core earnings excluding Unlock is calculated by dividing core earnings excluding Unlocks by a two-point average of AUM. ROA is the most directly comparable U.S. GAAP measure. A reconciliation of ROA to ROA, core earnings excluding Unlock for the three and nine months ended September 30, 2012 and 2011 is set forth in the ROA section within Key Performance Measures and Ratios.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Property & Casualty Commercial
Combined ratio	99.1	104.8	99.8	103.0
Catastrophe ratio	0.5	6.1	1.7	6.8
Non-catastrophe prior year development	1.1	(0.7)	2.0	0.2
Combined ratio before catastrophes and prior year development	97.5	99.4	96.1	96.0
Consumer Markets
Combined ratio	87.9	106.7	95.8	104.8
Catastrophe ratio	(0.7)	12.2	8.3	16.1
Non-catastrophe prior year development	(4.7)	(1.0)	(3.6)	(3.0)
Combined ratio before catastrophes and prior year development	93.3	95.5	91.1	91.8

Property & Casualty Commercial
Three months ended September 30, 2012 compared to the three months ended September 30, 2011

•
Property & Casualty Commercial's combined ratio before catastrophes and prior year development improved primarily due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes primarily as a result of lower non-catastrophe property losses, partially offset by a higher current accident year loss and loss adjustment expense ratio before catastrophes for workers' compensation. In addition, both periods included current accident year reserve strengthening related to prior quarters, which, in 2012, added 2.5 points primarily related to workers' compensation business and commercial auto liability claims, and in 2011, added 3.0 points primarily related to workers' compensation business.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

•
Property & Casualty Commercial's combined ratio before catastrophes and prior year development deteriorated slightly primarily due to an increase in the current accident year loss and loss adjustment expense ratio before catastrophes in workers' compensation substantially offset by lower non-catastrophe property losses. Workers' compensation frequency has been improving since recognizing the increase in the latter six months of 2011, while severity has moderated and earned pricing has increased.

Consumer Markets
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

•
Consumer Markets combined ratio before catastrophes and prior year development improved primarily due to a lower ratio of current accident year loss and loss adjustment expenses before catastrophes for home, driven by earned pricing increases and a decrease in the frequency of non-catastrophe weather claims, partially offset by an increase in the expense ratio.

Return on Assets
Return on assets is a key indicator of overall profitability for the Retirement Plans, Mutual Funds and Life Other Operations reporting segments as a significant portion of their earnings is based on average assets under management.

	Three Months Ended September 30,				Nine Months Ended September 30,
Ratios	2012		2011		2012		2011
Retirement Plans
ROA	(5.1)	bps	(17.5)	bps	2.2	bps	2.3	bps
Effect of Unlock on ROA	(4.4)	bps	(18.2)	bps	(0.2)	bps	(6.2)	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(4.3)	bps	(2.3)	bps	(1.8)	bps	1.7	bps
ROA, core earnings excluding Unlock	3.6	bps	3.0	bps	4.2	bps	6.8	bps
Mutual Funds
ROA	8.3	bps	10.5	bps	8.6	bps	11.5	bps
Effect of net realized gains /(losses), net of tax and DAC on ROA	—	bps	—	bps	—	bps	0.2	bps
ROA, core earnings excluding Unlock	8.3	bps	10.5	bps	8.6	bps	11.3	bps
Life Other Operations
ROA	34.8	bps	23.8	bps	27.2	bps	32.8	bps
Effect of Unlock on ROA	(2.6)	bps	(28.6)	bps	4.4	bps	(6.3)	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	2.1	bps	14.0	bps	(15.9)	bps	(6.7)	bps
ROA, core earnings excluding Unlock	35.3	bps	38.4	bps	38.7	bps	45.8	bps
Three months ended September 30, 2012 compared to three months ended September 30, 2011

•	Retirement Plans ROA, core earnings excluding Unlock, was relatively unchanged in 2012 as core earnings were flat during the period.

•	Mutual Funds ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and other driven by lower average AUM during the third quarter of 2012.

•	Life Other Operations ROA, core earnings excluding Unlock, decreased in 2012 primarily due to increased total benefits, losses and expenses, including higher restructuring costs.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

•	Retirement Plans ROA, core earnings excluding Unlock, decreased in 2012 primarily due to increased total benefits, losses and expenses, including higher restructuring costs.

•	Mutual Funds ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and other driven by lower average AUM during the nine months ended September 30, 2012.

•
Life Other Operations ROA, core earnings excluding Unlock, decreased in 2012 primarily due to lower fee income and higher restructuring costs. In addition, ROA, core earnings excluding Unlock for 2011 reflects the favorable impact of the release of a deficiency reserve related to a product line in Japan.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Individual Life and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Individual Life
After-tax margin	3.4%	(2.3)%	6.4%	5.4%
Less: Effect of Unlock	(1.6)%	(16.6)%	(1.2)%	(6.2)%
Less: Effect of net realized gains/losses, net of tax and DAC	(1.1)%	3.3%	(0.1)%	(0.3)%
After-tax margin, core earnings excluding Unlock	6.1%	11.0%	7.7%	11.9%
Group Benefits
After-tax margin, excluding buyouts	2.9%	2.2%	2.6%	2.3%
Less: Effect of net realized gains, net of tax	0.7%	0.4%	0.6%	0.3%
After-tax margin, excluding buyouts and realized gains	2.2%	1.8%	2.0%	2.0%
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

•
Individual Life's after-tax margin, core earnings excluding Unlock, decreased for the three and nine months ended September 30, 2012 as compared to the prior year periods primarily due to increased operating costs, including restructuring costs and increased benefits, losses and loss adjustment expenses, including death benefits, for the nine months ended September 30, 2012 and a higher effective income tax rate in 2012.

•
Group Benefits' after-tax margin increased for the three months ended September 30, 2012 and remained flat for the nine months ended September 30, 2012, as compared to prior year. For both periods, there is a decrease in fully insured ongoing premiums due to the Company's pricing actions and a challenging economic environment, partially offset by lower commissions and operating expense. For the nine months, group disability loss ratio was higher than prior year while for the three months, the loss ratio was lower due to slightly favorable long term disability terminations.

Investment Results
Composition of Invested Assets

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$86,726	80.9%	$81,809	78.3%
Fixed maturities, at fair value using the fair value option	1,355	1.3%	1,328	1.3%
Equity securities, AFS, at fair value	878	0.8%	921	0.9%
Mortgage loans	6,863	6.4%	5,728	5.5%
Policy loans, at outstanding balance	2,000	1.9%	2,001	1.9%
Limited partnerships and other alternative investments	3,039	2.8%	2,532	2.4%
Other investments [1]	1,540	1.4%	2,394	2.3%
Short-term investments	4,787	4.5%	7,736	7.4%
Total investments excluding equity securities, trading	107,188	100%	104,449	100%
Equity securities, trading, at fair value [2]	29,980		30,499
Total investments	$137,168		$134,948

[1]	Primarily relates to derivative instruments.

[2]
As of September 30, 2012 and December 31, 2011, approximately $28.0 billion and $28.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of September 30, 2012 and December 31, 2011, respectively, Japan equity 19% and 21%, Japan fixed income (primarily government securities) 15% and 15%, global equity 22% and 20%, global government bonds 43% and 43%, and cash and other 1% and 1%.

Total investments increased since December 31, 2011 driven by fixed maturities, AFS, and mortgage loans, partially offset by declines in short-term investments. The increase in fixed maturities, AFS, was largely the result of improved valuations as a result of credit spread tightening and declining interest rates, and mortgage loans increased due to the continued funding of commercial whole loans. The decline in short-term investments primarily relates to a decline in derivative collateral due to decreases in derivative market values, as well as increased allocations to mortgage loans and limited partnerships and other alternative investments.

Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$830	4.1%	$836	4.1%	$2,536	4.2%	$2,552	4.2%
Equity securities, AFS	5	2.3%	8	3.0%	23	3.2%	27	3.5%
Mortgage loans	88	5.1%	75	5.6%	253	5.2%	205	5.4%
Policy loans	30	6.1%	32	5.9%	90	6.1%	99	6.1%
Limited partnerships and other alternative investments	28	3.8%	67	12.8%	152	7.8%	245	16.8%
Other [3]	75		73		225		231
Investment expense	(26)		(29)		(82)		(85)
Total securities AFS and other	1,030	4.2%	1,062	4.3%	3,197	4.3%	3,274	4.5%
Equity securities, trading	710		(1,890)		1,889		(1,684)
Total net investment income (loss)	$1,740		$(828)		5,086		1,590
Total securities, AFS and other excluding limited partnerships and other alternative investments	$1,002	4.2%	$995	4.1%	$3,045	4.2%	$3,029	4.2%

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

Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Total net investment income improved largely due to equity securities, trading, resulting from improvements in market performance of the underlying investment funds supporting the Japanese variable annuity product. Total net investment income, excluding equity securities, trading, declined due to lower income on limited partnerships and other alternative investments as a result the stabilizing equity market. Also included was lower income on fixed maturities largely due to lower reinvestment rates and a slight increase in U.S. Treasuries and MBS. These declines were partially offset by increased mortgage loan income due to additional investments in commercial whole loans. Based on the current interest rate and credit environment, the Company expects the 2012 portfolio yield, excluding limited partnerships, to decline slightly throughout the remainder of 2012.
Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2012	2011	2012	2011
Gross gains on sales	$205	$197	$710	$519
Gross losses on sales	(131)	(63)	(387)	(294)
Net OTTI losses recognized in earnings	(37)	(60)	(164)	(138)
Valuation allowances on mortgage loans	—	—	1	23
Japanese fixed annuity contract hedges, net [1]	(24)	9	(42)	(2)
Periodic net coupon settlements on credit derivatives/Japan	2	1	1	(8)
Results of variable annuity hedge program
GMWB derivatives, net	381	(323)	451	(300)
U.S. macro hedge program	(109)	107	(292)	6
Total U.S. program	272	(216)	159	(294)
International program	(167)	1,132	(633)	865
Total results of variable annuity hedge program	105	916	(474)	571
Other, net [2]	(1)	(425)	153	(430)
Net realized capital gains (losses)	$119	$575	$(202)	$241

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

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains and losses on sales for the three and nine months ended September 30, 2012 were predominately from sales of investment grade corporate securities, U.S. Treasuries and municipals bonds due to tactical repositioning of the portfolio.
•   Gross gains and losses on sales for the three and nine months ended September 30, 2011 were predominately from investment grade corporate securities, U.S. Treasuries and commercial real estate related securities.
Net OTTI losses
•      For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program
•      For the three and nine months ended September 30, 2012, the gain on U.S. GMWB related derivatives, net, was primarily due to liability model assumption updates of $301 related to lower benefit utilization by policyholders, decreased domestic equity volatility gains of $42 and $73, respectively, and outperformance of the underlying actively managed funds as compared to their respective indices of $25 and $34, respectively.

•
For the three and nine months ended September 30, 2012, the loss on the U.S. macro hedge program was primarily due to losses of $47 and $124, respectively, related to an increase in domestic equity markets, losses of $49 and $121, respectively, related to the passage of time, and losses of $16 and $56, respectively, related to a decrease in equity volatility.

•
For the three months ended September 30, 2012, the loss associated with the international program was primarily driven by losses of approximately $240 due to an improvement in global and domestic equity markets, partially offset by gains of approximately $91 due to an appreciation of the Japanese yen in relation to the euro and the U.S. dollar. For the nine months ended September 30, 2012, the loss associated with the international program was primarily driven by losses of approximately $574 due to an improvement in global and domestic equity markets, and losses of approximately $202 due to depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by gains of approximately $79 due to a decline in interest rates.

• The loss on U.S. GMWB related derivatives, net, for the three and nine months ended September 30, 2011 was primarily due to a decrease in long-term interest rates that resulted in a charge of $247 and $261, respectively, and a higher interest rate volatility that resulted in a charge of $72 and $76, respectively. The gain on the U.S. macro hedge program for the three months ended September 30, 2011 was primarily due to a decrease in domestic equity markets. The gain on the international program for the three and nine months ended September 30, 2011 was primarily the result of a decrease in global and domestic equity markets, and the appreciation of the Japanese yen in relation to the euro.
Other, net
•      Other, net loss for the three months ended September 30, 2012, was primarily due to losses of $72 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to appreciation of the Japanese yen versus the U.S. dollar. Additional loss of $31 on Japan 3Win foreign currency swaps was primarily due to the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen and the decline in U.S. interest rates. These losses were primarily offset by gains of $91 on credit derivatives driven by credit spread tightening.

•
Other, net gain for the nine months ended September 30, 2012, was primarily due to gains of $242 on credit derivatives driven by credit spread tightening, partially offset by losses of $87 related to Japan 3Win foreign currency swaps primarily driven by the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen and the decline in U.S. interest rates.

•      Other, net loss for the three and nine months ended September 30, 2011 was primarily due to losses of $178 and $148, respectively, on credit derivatives driven by credit spread widening and losses of $135 and $126, respectively, on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to an appreciation of the Japanese yen versus the U.S. dollar. Also included were losses of $54 and $86, respectively, on Japan 3Win foreign currency swaps primarily driven by a decrease in U.S. interest rates. In addition, losses of $58 for the three and nine months ended September 30, 2011 resulted from equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in the equity market during the hedged period.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2012	2011	Change	2012	2011	Change
Written premiums	$1,552	$1,551	—%	$4,755	$4,694	1%
Change in unearned premium reserve	(30)	(2)	NM	64	126	(49%)
Earned premiums	1,582	1,553	2%	4,691	4,568	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	1,089	1,085	—%	3,111	2,997	4%
Current accident year catastrophes	10	93	(89%)	116	305	(62%)
Prior accident years	15	(9)	NM	54	16	NM
Total losses and loss adjustment expenses	1,114	1,169	(5%)	3,281	3,318	(1%)
Amortization of deferred policy acquisition costs	231	229	1%	693	687	1%
Underwriting expenses	218	224	(3%)	698	688	1%
Dividends to policyholders	5	5	—%	8	13	(38%)
Underwriting results	14	(74)	NM	11	(138)	NM
Net servicing income	5	2	150%	13	6	117%
Net investment income	222	217	2%	696	698	—%
Net realized capital gains (losses)	10	(51)	NM	37	(61)	NM
Other expenses	(31)	(38)	18%	(83)	(116)	28%
Income from continuing operations before income taxes	220	56	NM	674	389	73%
Income tax expense	54	1	NM	168	50	NM
Income from continuing operations, net of tax	166	55	NM	506	339	49%
Income (loss) from discontinued operations, net of tax [1]	(2)	(2)	—%	(4)	155	NM
Net income	$164	$53	NM	$502	$494	2%

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures [1]	2012	2011	2012	2011
New business premium	$230	$271	$747	$860
Standard commercial lines policy count retention	84%	82%	83%	82%
Standard commercial lines renewal written pricing increase	8%	4%	7%	3%
Standard commercial lines renewal earned pricing increase	6%	2%	5%	2%
Standard commercial lines policies in-force as of end of period			1,268,823	1,257,012

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three Months Ended September 30,			Nine Months Ended September 30,
Ratios	2012	2011	Change	2012	2011	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.8	69.9	1.1	66.3	65.6	(0.7)
Current accident year catastrophes	0.6	6.0	5.4	2.5	6.7	4.2
Prior accident years	0.9	(0.6)	(1.5)	1.2	0.4	(0.8)
Total loss and loss adjustment expense ratio	70.4	75.3	4.9	69.9	72.6	2.7
Expense ratio	28.4	29.2	0.8	29.7	30.1	0.4
Policyholder dividend ratio	0.3	0.3	—	0.2	0.3	0.1
Combined ratio	99.1	104.8	5.7	99.8	103.0	3.2
Catastrophe ratio
Current accident year	0.6	6.0	5.4	2.5	6.7	4.2
Prior accident years	(0.1)	0.1	0.2	(0.8)	0.2	1.0
Total catastrophe ratio	0.5	6.1	5.6	1.7	6.8	5.1
Combined ratio before catastrophes	98.6	98.6	—	98.1	96.2	(1.9)
Combined ratio before catastrophes and prior accident year development	97.5	99.4	1.9	96.1	96.0	(0.1)
Other revenues [1]	$27	$28	(4%)	$75	$77	(3%)

[1]	Represents servicing revenues.
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net income, as compared to the prior year periods, increased for the three and nine months ended September 30, 2012 primarily due to improvements in underwriting results driven by less severe catastrophes, and in addition, improvements in net realized capital gains (losses), mainly on derivatives. In the nine-month period this was offset by the gain on sale of SRS which occurred in 2011.
Current accident year catastrophe losses for the three months ended September 30, 2012 of $10, pre-tax, primarily included Hurricane Isaac. For the nine months ended September 30, 2012, pre-tax catastrophes of $116 also included thunderstorms and tornadoes in the Midwest and South. In 2011, catastrophes primarily included Hurricane Irene in the Northeast, thunderstorms in the Midwest and Tropical Storm Lee in the Southeast, and for the nine-month period, winter storms in the Northeast and Midwest and severe thunderstorms and tornadoes in the Midwest and South.
For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums increased for the three and nine months ended September 30, 2012 primarily due to improvements in workers’ compensation, driven by renewal earned pricing increases, improved policy count retention and an increase in policies-in-force. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased across all standard commercial lines driven by improving market conditions.
Current accident year loss and loss adjustment expenses before catastrophes remained flat for the three months ended September 30, 2012 and increased for the nine months ended September 30, 2012. The increase in the nine months was primarily due to increases in earned premiums and the current accident year loss and loss adjustment expense ratio before catastrophes particularly in workers’ compensation. Workers' compensation frequency has been improving since recognizing the increase in the latter six months of 2011, while severity has moderated and earned pricing has increased.
Net realized capital gains (losses) improved primarily due to gains on derivatives as a result of credit spreads tightening. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate in both periods differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Premiums and other considerations	$941	$1,016	(7%)	$2,879	$3,136	(8%)
Net investment income	98	102	(4%)	304	312	(3%)
Net realized capital gains	11	6	83%	31	2	NM
Total revenues	1,050	1,124	(7%)	3,214	3,450	(7%)
Benefits, losses and loss adjustment expenses	746	814	(8%)	2,312	2,492	(7%)
Amortization of deferred policy acquisition costs	9	9	—%	25	27	(7%)
Insurance operating costs and other expenses	258	274	(6%)	777	851	(9%)
Total benefits, losses and expenses	1,013	1,097	(8%)	3,114	3,370	(8%)
Income before income taxes	37	27	37%	100	80	25%
Income tax expense	7	2	NM	17	3	NM
Net income	$30	$25	20%	$83	$77	8%
Premiums and other considerations
Fully insured – ongoing premiums	$926	$1,000	(7%)	$2,830	$3,041	(7%)
Buyout premiums	—	—	—%	3	49	(94%)
Other	15	16	(6%)	46	46	—%
Total premiums and other considerations	$941	$1,016	(7%)	$2,879	$3,136	(8%)
Fully insured ongoing sales, excluding buyouts	$55	$91	(40%)	$349	$427	(18%)
Ratios, excluding buyouts
Loss ratio	79.3%	80.1%	0.8	80.3%	79.1%	(1.2)
Loss ratio, excluding financial institutions	83.8%	84.7%	0.9	84.9%	84.2%	(0.7)
Expense ratio	28.4%	27.9%	(0.5)	27.9%	28.4%	0.5
Expense ratio, excluding financial institutions	24.5%	23.9%	(0.6)	24.0%	23.9%	(0.1)
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net income, as compared to the prior year periods, increased for the three and nine months ended September 30, 2012. While realized capital gains improved in both periods, this was partially offset by a decrease in fully insured ongoing premiums, due to the competitive marketplace, while the Company remains disciplined in meeting pricing expectations.
The loss ratio for the three months was lower, primarily in group disability, due to slightly favorable long-term disability terminations. For the nine months, the loss ratio remains higher than prior year, primarily due to higher severity in group disability. In addition, the Company continues to experience stable but elevated claims incidence and lower than historical terminations in long-term disability.
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

CONSUMER MARKETS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Written premiums	$960	$964	—%	$2,771	$2,817	(2%)
Change in unearned premium reserve	48	34	41%	46	(8)	NM
Earned premiums	912	930	(2%)	2,725	2,825	(4%)
Losses and loss adjustment expenses
Current accident year before catastrophes	628	663	(5%)	1,797	1,902	(6%)
Current accident year catastrophes	—	113	(100%)	255	426	(40%)
Prior accident years	(49)	(9)	NM	(127)	(58)	(119%)
Total losses and loss adjustment expenses	579	767	(25%)	1,925	2,270	(15%)
Amortization of deferred policy acquisition costs	82	84	(2%)	249	254	(2%)
Underwriting expenses	141	141	—%	437	437	—%
Underwriting results	110	(62)	NM	114	(136)	NM
Net servicing income	2	4	(50%)	12	13	(8%)
Net investment income	38	46	(17%)	122	145	(16%)
Net realized capital gains (losses)	2	(10)	NM	7	(12)	NM
Other expenses	(13)	(8)	(63%)	(39)	(153)	75%
Income (loss) before income taxes	139	(30)	NM	216	(143)	NM
Income tax expense (benefit)	45	(14)	NM	64	(63)	NM
Net income (loss)	$94	$(16)	NM	$152	$(80)	NM
	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2012	2011	Change	2012	2011	Change
Product Line
Automobile	$650	$657	(1%)	$1,919	$1,963	(2%)
Homeowners	310	307	1%	852	854	—%
Total	$960	$964	—%	$2,771	$2,817	(2%)
Earned Premiums
Product Line
Automobile	$632	$649	(3%)	$1,894	$1,978	(4%)
Homeowners	280	281	—%	831	847	(2%)
Total	$912	$930	(2%)	$2,725	$2,825	(4%)

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2012	2011	2012	2011
Policies in-force end of period
Automobile			2,029,078	2,106,385
Homeowners			1,321,149	1,358,162
Total policies in-force end of period			3,350,227	3,464,547
New business written premium
Automobile	$84	$80	$255	$221
Homeowners	$32	$26	$87	$68
Policy count retention
Automobile	85%	83%	85%	82%
Homeowners	87%	84%	86%	83%
Renewal written pricing increase
Automobile	4%	4%	4%	5%
Homeowners	6%	8%	6%	8%
Renewal earned pricing increase
Automobile	4%	6%	5%	6%
Homeowners	6%	9%	7%	9%

	Three Months Ended September 30,			Nine Months Ended September 30,
Ratios and Supplemental Data	2012	2011	Change	2012	2011	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	68.9	71.3	2.4	65.9	67.3	1.4
Current accident year catastrophes	—	12.2	12.2	9.4	15.1	5.7
Prior accident years	(5.4)	(1.0)	4.4	(4.7)	(2.1)	2.6
Total loss and loss adjustment expense ratio	63.5	82.5	19.0	70.6	80.4	9.8
Expense ratio	24.5	24.2	(0.3)	25.2	24.5	(0.7)
Combined ratio	87.9	106.7	18.8	95.8	104.8	9.0
Catastrophe ratio
Current year	—	12.2	12.2	9.4	15.1	5.7
Prior years	(0.7)	—	0.7	(1.1)	1.0	2.1
Total catastrophe ratio	(0.7)	12.2	12.9	8.3	16.1	7.8
Combined ratio before catastrophes	88.6	94.5	5.9	87.5	88.7	1.2
Combined ratio before catastrophes and prior accident years development	93.3	95.5	2.2	91.1	91.8	0.7
Other revenues [1]	$37	$35	6%	$109	$111	(2%)
Product Line Combined Ratios
Automobile	93.9	99.4	5.5	93.7	94.1	0.4
Homeowners	74.5	124.1	49.6	100.6	130.1	29.5
Total	87.9	106.7	18.8	95.8	104.8	9.0

[1]	Represents servicing revenues.
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net income (loss) improved relative to the comparable prior periods, due to lower current accident year catastrophes and more favorable prior accident year reserve development and, for the nine-month period, a $73 after-tax charge in 2011, related to the write off of capitalized costs associated with a policy administration software project that was discontinued.
Current accident year catastrophe losses for the three months ended September 30, 2012 were $0, pre-tax. Losses that resulted from Hurricane Isaac in the Southeast and thunderstorms in the Midwest, were offset by reserve releases for catastrophes from prior quarters of 2012. For the nine months ended September 30, 2012, pre-tax catastrophes of $255 included severe tornadoes and thunderstorms in the Midwest, the South and Colorado, as well as tornadoes and thunderstorms spanning from the Ohio Valley to the Mid-Atlantic. In 2011, catastrophes primarily included Hurricane Irene in the Northeast and thunderstorms in the Midwest, and for the nine-month period, severe tornadoes and wind storms in the Midwest and South, and winter storms in the Northeast and Midwest.
For information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums decreased in auto and were down modestly for homeowners, as a decline in renewal written premium more than offset an increase in new business written premium. Compared to 2011, the number of policies in-force as of September 30, 2012 decreased for both auto and home, driven by non-renewals. Policy count retention for auto and home increased as moderating renewal written price increases improved the Company's price competitiveness. Changes in underwriting practices and service operations have also contributed to the improvement in retention.
Auto and home new business written premium increased primarily due to more competitive new business pricing in AARP Direct and an increase in the sale of the AARP auto product through independent agents. The lower auto and homeowners renewal earned pricing in the three month and nine months ended September 30, 2012 was primarily due to lower rate increases. For both auto and homeowners, an increase in earned pricing was partially offset by a shift in the mix of business by territory, class plan and pricing tier to policies with lower average earned premium, such that increases in average earned premium were less than the increases in earned pricing.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums and a decrease in the overall current accident year loss and loss adjustment expense ratio before catastrophes. For the three and nine months ended September 30, 2012 the current accident year loss and loss adjustment expense ratio before catastrophes decreased primarily due to a decrease in home, partially offset by an increase in auto. The decrease for home was primarily due to earned pricing increases and a decrease in the frequency of non-catastrophe weather claims. The increase for auto was primarily due to higher loss cost severity for first party physical damage and third party property damage claims, largely offset by the effect of earned pricing increases.
Net realized capital gains increased primarily due to gains on derivatives as a result of credit spreads tightening. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 1 of the Notes to Condensed Consolidated Financial Statements.

INDIVIDUAL LIFE

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$235	$269	(13)%	$738	$739	—%
Earned premiums	(28)	(25)	(12)%	(84)	(74)	(14)%
Net investment income	124	115	8%	372	341	9%
Net realized capital gains (losses)	(6)	28	NM	13	4	NM
Total revenues	325	387	(16)%	1,039	1,010	3%
Benefits, losses and loss adjustment expenses	230	260	(12)%	657	622	6%
Amortization of DAC	10	87	(89)%	77	146	(47)%
Insurance operating costs and other expenses	74	63	17%	222	191	16%
Total benefits, losses and expenses	314	410	(23)%	956	959	—%
Income (loss) before income taxes	11	(23)	NM	83	51	63%
Income tax expense (benefit)	—	(14)	100%	17	(4)	NM
Net income (loss)	$11	$(9)	NM	$66	$55	20%
Account Values
Individual variable universal life insurance				$5,873	$5,259	12%
Universal life, interest sensitive whole life, modified guaranteed life insurance and other				7,184	6,549	10%
Total account values				$13,057	$11,808	11%
Individual Life Insurance In-force
Variable universal life insurance				$66,310	$70,926	(7)%
Universal life, interest sensitive whole life, modified guaranteed life insurance				67,525	62,052	9%
Term life				83,185	80,249	4%
Total life insurance in-force				$217,020	$213,227	2%
Net Investment Spread	146 bps	157 bps	(11) bps	151 bps	159 bps	(8) bps
Death Benefits	$113	$108	$5	$331	$315	$16
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net income, as compared to prior year periods, increased for the three and nine months ended September 30, 2012 primarily due to increased net investment income and lower Unlock charges in both periods, offset by unfavorable mortality and increases in operating costs and other expenses. For further discussion of Unlocks, see MD&A – Critical Accounting Estimates.
The announced sale of this business has had a negative impact on sales of individual life products. Insurance operating costs and other expenses, as compared to prior periods, increased for the three and nine months ended September 30, 2012 primarily due to restructuring and other costs of $18 and $25, respectively, associated with the Company's plan to pursue the sale of the Individual Life business. For further discussion of the Company's March 2012 announcement regarding its business and strategy evaluation, see MD&A – Outlooks.
While net investment income, as compared to prior year periods, increased modestly due to higher invested assets for the three and nine months ended September 30, 2012, income on limited partnerships and other alternative investments was lower in 2012 compared to 2011 as a result of greater price appreciation experienced in the underlying funds in 2011.
Net investment spread decreased by 11 bps for the three months ended September 30, 2012, as compared to the prior year period, driven by lower yields of 17 bps, partially offset by lower crediting rates of 6 bps. Net investment spread decreased by 8 bps for the nine months ended September 30, 2012, as compared to the prior year period, driven by lower yields of 16 bps, partially offset by lower crediting rates of 8 bps.
Individual Life’s effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD and the 2011 release of the investment valuation allowance. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the consolidated tax provision at the U.S. federal statutory rate to the consolidated provision for income taxes.

RETIREMENT PLANS

	Three Months Ended Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$89	$92	(3)%	$276	$285	(3)%
Earned premiums	2	1	100%	5	6	(17)%
Net investment income	105	100	5%	312	299	4%
Net realized capital losses	(3)	(2)	(50)%	(1)	—	—%
Total revenues	193	191	1%	592	590	—%
Benefits, losses and loss adjustment expenses	87	81	7%	251	228	10%
Amortization of DAC	21	50	(58)%	31	74	(58)%
Insurance operating costs and other expenses	106	106	—%	323	321	10%
Total benefits, losses and expenses	214	237	(10)%	605	623	(3)%
Loss before income tax benefit	(21)	(46)	54%	(13)	(33)	61%
Income tax benefit	(14)	(23)	39%	(22)	(42)	48%
Net income (loss)	$(7)	$(23)	70%	$9	$9	—%
Assets Under Management
401(k) account values				$23,238	$19,769	18%
403(b)/457 account values				13,754	12,072	14%
401(k)/403(b)/457 mutual funds				18,268	17,844	2%
Total assets under management				$55,260	$49,685	11%
Assets Under Management Roll Forward
Assets under management, beginning of period				$52,302	$52,518	—%
Net flows				(2,065)	1,247	NM
Transfers in and reclassifications				—	267	(100)%
Change in market value and other				5,023	(4,347)	NM
Assets under management, end of period				$55,260	$49,685	11%
Net Investment Spread	76 bps	84 bps	(8) bps	86 bps	110 bps	(24) bps
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net loss, as compared to the prior period, decreased for the three months ended September 30, 2012 primarily due to a lower Unlock charge in 2012. Net income, as compared to the prior period, remained flat for the nine months ended September 30, 2012. For further discussion of Unlocks see MD&A – Critical Accounting Estimates.
The announced sale of this business has had a negative impact on sales of retirement plan products and surrender rates. In addition, insurance operating costs and other expenses includes restructuring costs for the three and nine months ended September 30, 2012 of $10 and $14, respectively, related to the Company's plan to pursue the sale of the Retirement Plans business. For further discussion of the Company's March 2012 announcement regarding its business and strategy evaluation, see MD&A – Outlooks.
Net investment income, as compared to prior year periods, increased modestly for the three and nine months ended September 30, 2012 although portfolio yields, particularly on limited partnership investments, were lower in 2012. Net investment spread decreased by 8 bps for the three months ended September 30, 2012, as compared to the prior year period, driven by lower yields of 20 bps, partially offset by lower crediting rates of 12 bps. Net investment spread decreased by 24 bps for the nine months ended September 30, 2012, as compared to the prior year period, driven by lower yields of 30 bps, partially offset by lower crediting rates of 6 bps.
Retirement Plans’ effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD and the 2011 release of the investment valuation allowance. See Note 1 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of the consolidated tax provision at the U.S. federal statutory rate to the consolidated provision for income taxes.

MUTUAL FUNDS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$148	$153	(3)%	$447	$506	(12)%
Net investment loss	(1)	—	NM	(2)	(2)	—%
Net realized capital gains	1	—	NM	—	1	(100)%
Total revenues	148	153	(3)%	445	505	(12)%
Amortization of DAC	8	12	(33)%	26	36	(28)%
Insurance operating costs and other expenses	113	105	8%	333	348	(4)%
Total benefits, losses and expenses	121	117	3%	359	384	(7)%
Income before income taxes	27	36	(25)%	86	121	(29)%
Income tax expense	9	12	(25)%	30	42	(29)%
Net income	$18	$24	(25)%	$56	$79	(29)%
Assets Under Management
Retail mutual fund assets				$42,475	$39,258	8%
Investment Only mutual fund assets				7,533	6,625	14%
529 College Savings Plan assets				1,792	1,424	26%
Total non-proprietary assets				51,800	47,307	9%
Proprietary mutual fund assets				36,321	35,494	2%
Total mutual fund assets under management				$88,121	$82,801	6%
Non-Proprietary AUM Roll Forward
Non-Proprietary Mutual Fund AUM, beginning of period				$48,768	$56,884	(14)%
Net flows				(2,652)	(2,584)	(3)%
Change in market value and other				5,684	(6,993)	NM
Non-Proprietary Mutual Fund AUM, end of period				$51,800	$47,307	9%
Proprietary Mutual Fund AUM Roll Forward
Proprietary Mutual Fund AUM, beginning of period				$36,770	$43,602	(16)%
Net flows				(4,584)	(4,355)	(5)%
Change in market value				4,135	(3,753)	NM
Proprietary Mutual Fund AUM, end of period				$36,321	$35,494	2%
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net income, as compared to prior year periods, decreased for the three and nine months ended September 30, 2012 primarily due to lower fee income and other driven by lower average AUM in 2012 compared to 2011. During the three and nine months ended September 30, 2012 AUM increased modestly compared to December 31, 2011 and June 30, 2012 reflecting a significant improvement in equity market performance and lower redemption rates although new business deposit activity continued to trend lower.

LIFE OTHER OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$586	$607	(3)%	$1,717	$1,883	(9)%
Earned premiums	7	59	(88)%	75	167	(55)%
Net investment income (loss):
Securities available-for-sale and other	401	443	(9)%	1,276	1,337	(5)%
Equity securities trading [1]	710	(1,889)	NM	1,888	(1,683)	NM
Total net investment income (loss)	1,111	(1,446)	NM	3,164	(346)	NM
Net realized capital gains (losses)	91	660	(86)%	(342)	367	NM
Total revenues	1,795	(120)	NM	4,614	2,071	123%
Benefits, losses and loss adjustment expenses	513	900	(43)%	1,444	1,923	(25)%
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	710	(1,889)	NM	1,888	(1,683)	NM
Amortization of DAC	205	534	(62)%	340	823	(59)%
Insurance operating costs and other expenses	178	204	(13)%	548	606	(10)%
Total benefits, losses and expenses	1,606	(251)	NM	4,220	1,669	153%
Income before income taxes	189	131	44%	394	402	(2)%
Income tax expense (benefit)	44	26	69%	50	(37)	NM
Net income	$145	$105	38%	$344	$439	(22)%
Assets Under Management [2]
Variable annuity account values				$97,330	$98,154	(1)%
Fixed MVA annuity and other account values [3]				15,541	16,740	(7)%
Institutional annuity account values [4]				18,204	19,477	(7)%
Private Placement Life Insurance (“PPLI”)				37,277	35,989	4%
Account Value Roll Forward
Variable Annuities
Account value, beginning of period				$99,922	$116,520	(14%)
Net flows				(10,191)	(10,564)	4%
Change in market value and other				7,903	(9,397)	NM
Effect of currency translation				(304)	1,595	NM
Account value, end of period				$97,330	$98,154	(1%)
Net Investment Spread	30 bps	27 bps	3 bps	39 bps	29 bps	10 bps
Expense Ratios
General insurance expense ratio	2.2 bps	2.3 bps		7.5 bps	7.1 bps
DAC amortization ratio	52.0%	80.3%		46.3%	67.2%
Less: Effect of realized capital gains (losses) on DAC amortization	8.6%	72.0%		12.9%	34.3%
Less: Effect of Unlocks on DAC amortization	3.8%	(32.7)%		(4.0%)	(5.7%)
DAC amortization ratio, core earnings, excluding Unlock	39.6%	41.0%		37.4%	38.6%

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

[3]
Includes approximately $2.0 billion and $2.7 billion related to the triggering of the guaranteed minimum income benefit for the 3 Win product as of September 30, 2012 and 2011, respectively. This account value is not expected to generate material future profit or loss to the Company.

[4]
Included in the balance is approximately $1.3 billion as of September 30, 2012 and $1.5 billion as of September 30, 2011 related to an intra-segment funding agreement which is eliminated in consolidation.

Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net income, as compared to the prior year period, increased for the three months ended September 30, 2012 primarily due to a lower Unlock charge in 2012. In addition, benefits, losses and loss adjustment expenses, as compared to the prior year period, decreased for the three months ended September 30, 2012 reflecting an improvement in equity market performance. Net income, as compared to the prior year period, decreased for the nine months ended September 30, 2012 primarily due to higher net realized capital losses, offset by an Unlock benefit in 2012. In addition, benefits, losses and loss adjustment expenses, as compared to the prior year period, decreased for the nine months ended September 30, 2012 reflecting an improvement in equity market performance. For further discussion of the Unlock see MD&A – Critical Accounting Estimates.
The net decrease in realized capital gains for the three months ended September 30, 2012, as compared to the prior year period, was primarily due to losses in the international variable annuity hedge program. International variable annuity hedge program losses for the three months ended September 30, 2012 were $167 compared to gains of $1,132 for the three months ended September 30, 2011. The net increase in realized capital losses for the nine months ended September 30, 2012, as compared to the prior year period, was primarily due to losses in the variable annuity hedge program. Variable annuity hedge program losses for the nine months ended September 30, 2012 were $474 compared to gains of $571 for the nine months ended September 30, 2011. For further discussion of the results of the variable annuity hedge program, see MD&A – Investment Results, Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios.
Life Other Operations effective tax rate for 2012 and 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD, the 2011 release of the investment valuation allowance, changes in the foreign valuation allowance and varying country tax rates.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Earned Premium	$—	$—	—%	$(2)	$—	NM
Net investment income	35	37	(5%)	113	113	—%
Net realized capital gains (losses)	4	(5)	NM	12	(4)	NM
Total revenues	39	32	22%	123	109	13%
Benefits, losses and loss adjustment expenses	1	21	(95%)	60	311	(81%)
Insurance operating costs and other expenses	7	5	40%	19	18	6%
Total benefits, losses and expenses	8	26	(69%)	79	329	(76%)
Income (loss) before income taxes	31	6	NM	44	(220)	NM
Income tax expense (benefit)	7	(2)	NM	8	(85)	NM
Net income (loss)	$24	$8	NM	$36	$(135)	NM
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
The net income (loss) in Property & Casualty Other Operations improved for the three and nine months ended September 30, 2012, as compared to the prior year periods. For the three months ended September 30, 2012, benefits, losses and loss adjustment expenses decreased, due to the strengthening of net environmental reserves by $19, pre-tax in the prior year period. For the nine months ended September 30, 2012, the Company strengthened its net asbestos reserves by $48, pre-tax, and environmental reserves by $8, pre-tax, as compared to $290, pre-tax, and $21, pre-tax, respectively, in the prior year period.
For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

CORPORATE

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income [1]	$45	$55	(18%)	$142	$161	(12%)
Net investment income	8	1	NM	5	30	(83%)
Net realized capital gains (losses)	9	(51)	NM	41	(56)	NM
Total revenues	62	5	NM	188	135	39%
Benefits, losses and loss adjustment expenses	1	(6)	NM	—	(4)	100%
Insurance operating costs and other expenses	74	57	30%	250	182	37%
Loss on extinguishment of debt	—	—	—%	910	—	NM
Interest expense	109	128	(15%)	348	384	(9%)
Total benefits, losses and expenses	184	179	3%	1,508	562	168%
Loss from continuing operations before income taxes	(122)	(174)	30%	(1,320)	(427)	NM
Income tax benefit	(44)	(62)	29%	(468)	(153)	NM
Loss from continuing operations, net of tax	(78)	(112)	30%	(852)	(274)	NM
Income (loss) from discontinued operations, net of tax [2]	—	5	(100%)	—	(70)	100%
Net loss	$(78)	$(107)	27%	$(852)	$(344)	(148%)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

[2]	Represents the income (loss) from operations and sale of Federal Trust Corporation. For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements.
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
The net loss in Corporate improved for the three months ended September 30, 2012 and deteriorated for the nine months ended September 30, 2012, as compared to the prior year. In both periods, net realized capital gains (losses) increased, primarily due to gains on derivatives as a result of credit spreads tightening. For additional information on net realized capital gains, see the Investment Results section within Key Performance Measures and Ratios. This was partially offset by an increase in insurance operating costs and other expenses, as a result of restructuring and other costs related to the Company’s implementation of its strategic initiatives. See Note 16 of the Notes to Condensed Consolidated Financial Statements for additional information on restructuring and other costs.
In addition, for the nine months ended September 30, 2012, the net loss in Corporate increased primarily due to a loss on extinguishment of debt recognized in the second quarter of 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.
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
Refer to the MD&A in The Hartford’s 2011 Form 10-K Annual Report for an explanation of the Company’s Operational Risk.
Insurance Risk Management
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverage's that the Company has in place as of October 1, 2012:

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
Refer to the MD&A in The Hartford's 2011 Form 10-K Annual Report for further explanation of the Company's Insurance Risk Management strategy.
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
Variable Annuity Guaranteed Benefits
The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $97.3 billion and $99.8 billion as of September 30, 2012 and December 31, 2011, respectively.
The following table summarizes the account values of the Company’s U.S., Japan and U.K. variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of September 30, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money[5]
U. S. Variable Annuity [1]
GMDB [2]	$66.7	$7.2	$2.5	53%	12%
GMWB	34.8	0.8	0.6	26%	9%
Japan Variable Annuity [1]
GMDB	28.7	9.1	7.9	99%	24%
GMIB [3]	26.9	6.1	6.1	98%	19%
U.K. Variable Annuity [1]
GMDB	1.9	—	—	100%	2%
GMWB	1.7	—	—	29%	7%

Total Variable Annuity Guarantees
As of December 31, 2011
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money[5]
U. S. Variable Annuity [1]
GMDB [2]	$68.7	$12.0	$5.1	77%	15%
GMWB	36.6	1.9	1.6	45%	12%
Japan Variable Annuity [1]
GMDB	29.2	10.9	9.4	99%	27%
GMIB [3]	27.3	7.5	7.5	99%	22%
UK Variable Annuity [1]
GMDB	1.9	0.08	0.08	100%	4%
GMWB	1.8	0.07	0.07	57%	3%

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
For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of September 30, 2012, 65% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

The following table represents the timing of account values eligible for annuitization under the Japan GMIB as of September 30, 2012, as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.4	0.7
2015	7.2	1.7
2016	2.4	0.6
2017	2.8	0.8
2018 & beyond [2]	6.9	1.5
Total	$24.0	$5.3

[1]	Excludes certain non-GMIB living benefits of $2.9 billion of account value and $0.8 billion of NAR.

[2]	In 2018 & beyond, $2.7 billion of the $6.9 billion is primarily associated with account value that is eligible in 2021.

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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options and futures on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.S., GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in U.S. GAAP liabilities.
International Hedge Programs
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, Topix index, FTSE 100 index, Euro Stoxx 50 and DAX 30 index.
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

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of September 30, 2012, and are related to the fair value of liabilities and hedge instruments in place as of that date for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually as of September 30, 2012, and performed without consideration of any correlation among market risk factors.

U.S. GAAP Sensitivity Analysis (pre Tax/DAC) [1]	U.S. Programs						International Programs
	GMWB			Macro			Japan/UK
Equity Market Return	-20%	-10%	+10%	-20%	-10%	+10%	-20%	-10%	+10%
Potential Net Fair Value Impact	$(130)	$(58)	$38	$301	$70	$(28)	$974	$488	$(435)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(48)	$(24)	$27	$2	$1	$(1)	$256	$131	$(196)
Implied Volatilities	+10%	+2%	-10%	+10%	+2%	-10%	+10%	+2%	-10%
Potential Net Fair Value Impact	$(399)	$(78)	$364	$83	$16	$(64)	$122	$23	$(107)
Yen Strengthens +/ Weakens -	+20%	+10%	-10%	+20%	+10%	-10%	+20%	+10%	-10%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$1,933	$778	$(412)

[1]
These sensitivities are based on the following key market levels as of September 30, 2012: 1) S&P of 1,441.0; 2) 10yr US swap rate of 1.76%; 3) S&P 10yr volatility of 26.65% and 4) FX rates of USDJPY @77.96 and EURJPY @ 100.21.

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
The Company has reinsured approximately 16% of its risk associated with U.S. GMWB and 66% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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
As of September 30, 2012, the Company’s only exposure to any credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan, which represented $2.9 billion, or 12% of stockholders’ equity, and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 5 of the Notes to Consolidated Financial Statements in The Hartford’s 2011 Form 10-K Annual Report.

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
For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty governed by an ISDA Master Agreement for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2012, for the company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. Beginning in the fourth quarter of 2011, the Company began hedging its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program, however, for three counterparties, maximum uncollateralized exposures are higher. These three counterparties maintain credit ratings of A3 or better, and the Company actively monitors their credit standing. For further discussion, see the Derivative Commitments section of Note 9 of the Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2012, the Company has incurred no losses on derivative instruments due to counterparty default.
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

The Company uses credit derivatives to purchase credit protection and to assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.

Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	September 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$11,869	$12,458	14.4%	$8,901	$9,364	11.4%
AAA	8,534	9,128	10.5%	9,631	10,113	12.4%
AA	15,118	16,305	18.8%	15,471	15,844	19.4%
A	19,602	21,923	25.3%	19,501	21,053	25.7%
BBB	20,899	22,665	26.1%	20,972	21,760	26.6%
BB & below	4,668	4,247	4.9%	4,502	3,675	4.5%
Total fixed maturities	$80,690	$86,726	100%	$78,978	$81,809	100%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to an increase in U.S. Government/Government agencies, which included the Company entering into certain repurchase and dollar roll transactions. For further information on repurchase and dollar roll agreements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	September 30, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$2,259	$36	$(138)	$2,157	2.5%	$2,688	$34	$(208)	$2,514	3.1%
Small business	365	5	(89)	281	0.3%	418	1	(123)	296	0.4%
Other	292	28	—	320	0.4%	324	20	(1)	343	0.4%
CDOs
Collateralized loan obligations (“CLOs”)	2,274	—	(99)	2,175	2.5%	2,334	—	(181)	2,153	2.6%
CREs	448	34	(103)	379	0.4%	485	16	(167)	334	0.4%
Other [1]	557	16	(15)	518	0.6%	—	—	—	—	—%
CMBS
Agency backed [2]	933	81	—	1,014	1.2%	637	40	—	677	0.8%
Bonds	4,625	268	(225)	4,668	5.4%	5,992	182	(487)	5,687	7.0%
Interest only (“IOs”)	556	54	(19)	591	0.7%	563	49	(25)	587	0.7%
Corporate
Basic industry [1]	3,746	395	(25)	4,116	4.7%	3,690	309	(19)	3,979	4.9%
Capital goods	2,986	400	(5)	3,381	3.9%	3,327	331	(33)	3,625	4.4%
Consumer cyclical	2,277	284	(6)	2,555	2.9%	2,277	206	(8)	2,475	3.0%
Consumer non-cyclical	5,520	789	(13)	6,296	7.3%	5,985	644	(13)	6,616	8.1%
Energy	3,682	503	(4)	4,181	4.8%	3,338	381	(15)	3,704	4.5%
Financial services	7,115	566	(285)	7,396	8.5%	7,763	334	(526)	7,571	9.3%
Tech./comm.	3,931	561	(18)	4,474	5.2%	4,357	443	(61)	4,739	5.8%
Transportation	1,383	167	(2)	1,548	1.8%	1,285	123	(6)	1,402	1.7%
Utilities	8,092	1,082	(32)	9,142	10.5%	8,236	857	(38)	9,055	11.2%
Other [1]	300	47	(3)	344	0.4%	903	33	(20)	845	1.0%
Foreign govt./govt. agencies	4,019	202	(5)	4,216	4.9%	2,030	141	(10)	2,161	2.6%
Municipal Taxable	2,191	226	(18)	2,399	2.8%	1,688	120	(51)	1,757	2.1%
Tax-exempt	10,748	1,146	(2)	11,892	13.7%	10,869	655	(21)	11,503	14.1%
RMBS
Agency	5,927	311	—	6,238	7.2%	4,436	222	—	4,658	5.7%
Non-agency	2	—	—	2	—%	62	—	(2)	60	0.1%
Alt-A	45	—	(6)	39	—%	115	5	(21)	99	0.1%
Sub-prime	1,408	26	(236)	1,198	1.4%	1,348	25	(433)	940	1.1%
U.S. Treasuries	5,009	213	(16)	5,206	6.0%	3,828	203	(2)	4,029	4.9%
Fixed maturities, AFS	80,690	7,440	(1,364)	86,726	100%	78,978	5,374	(2,471)	81,809	100%
Equity securities
Financial services	352	13	(50)	315		479	10	(187)	302
Other	513	64	(14)	563		577	58	(16)	619
Equity securities, AFS	865	77	(64)	878		1,056	68	(203)	921
Total AFS securities	$81,555	$7,517	$(1,428)	$87,604		$80,034	$5,442	$(2,674)	$82,730
Fixed maturities, FVO				$1,355					$1,328

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The Company continues to invest in a diversified portfolio with purchases focused on investment grade corporate and additional investments into agency RMBS and U.S. Treasuries as a part of certain repurchase and dollar roll transactions. The Company also reinvested short-term investments into foreign government securities to generate an additional return in support of Japan-related liabilities. In addition, the Company continued to prudently manage exposure to riskier assets through selective sales of CMBS and European exposures. The Company’s AFS net unrealized position improved primarily as a result of improved security valuations largely due to credit spread tightening and declining interest rates. Fixed maturities, FVO, represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily CRE CDOs and a subordinated position on a basket of corporate bonds. For further discussion on fair value option securities, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
The Company has limited direct European exposure, totaling only 5% of total invested assets as of September 30, 2012. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes credit default spreads that exceed the iTraxx SovX index level, an S&P credit quality rating lower than BBB+ and a gross domestic product ("GDP") greater than $200 billion.
The following tables present the Company’s European securities included in the Securities by Type table above.

September 30, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$10	$10	$—	$—	$—	$—	$10	$10
Spain [3]	53	50	20	20	—	—	73	70
Ireland	163	167	—	—	—	—	163	167
Portugal	15	15	—	—	—	—	15	15
Greece	—	—	—	—	—	—	—	—
Higher risk	241	242	20	20	—	—	261	262
Europe excluding higher risk	3,966	4,487	1,160	1,156	757	827	5,883	6,470
Total Europe	$4,207	$4,729	$1,180	1,176	$757	827	$6,144	$6,732
Europe exposure net of credit default swap protection [2]							$5,613	$6,731

December 31, 2011
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$314	$255	$—	$—	$—	$—	$314	$255
Spain [3]	191	189	20	19	—	—	211	208
Ireland	163	162	—	—	—	—	163	162
Portugal	15	15	—	—	—	—	15	15
Greece		—	—	—	—	—	—	—
Higher risk	683	621	20	19	—	—	703	640
Europe excluding higher risk	4,277	4,695	1,255	1,135	901	970	6,433	6,800
Total Europe	$4,960	$5,316	$1,275	$1,154	$901	$970	$7,136	$7,440
Europe exposure net of credit default swap protection [2]							$6,439	$7,467

[1]
Includes amortized cost and fair value of $71 as of September 30, 2012 and $67 as of December 31, 2011 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $531 and $(1), respectively, as of September 30, 2012 and $697 and $27, respectively, as of December 31, 2011 related to credit default swap protection. This includes a notional amount of $74 and $89 as of September 30, 2012 and December 31, 2011, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the corporate and Equity, AFS Financial Services.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of September 30, 2012 and December 31, 2011, exposure to the United Kingdom totaled approximately 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of September 30, 2012 and December 31, 2011, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A, respectively.
As of September 30, 2012 and December 31, 2011, the Company’s total credit default swaps that provide credit protection had a notional amount of $531 and $697, respectively, and a fair value of $(1) and $27, respectively. Included in those notional amounts as of September 30, 2012 and December 31, 2011 were $531 and $407, respectively, on credit default swaps that reference single name corporate and financial European issuers, of which $109 and $125, respectively, related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. In addition, as of December 31, 2011, credit default swaps had a notional amount of $290 that referenced a standard basket of European corporate and financial issuers. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at September 30, 2012 and December 31, 2011 was $12.1 billion and $12.5 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds' investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $5.1 billion and $5.4 billion as of September 30, 2012 and December 31, 2011, respectively. Included in this estimated European exposure were investments in Ireland, Italy, Portugal and Spain with an estimated fair value of $1.6 billion and $1.7 billion as of September 30, 2012 and December 31, 2011, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poors or Baa3 or higher by Moodys. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. For a discussion of the Company’s reinsurance arrangements, see Note 6 of the Notes to Consolidated Financial Statements included in The Hartford’s 2011 Form 10-K Annual Report.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	September 30, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$48	$50	$2	$240	$245	$5
AA	1,050	1,138	88	1,698	1,675	(23)
A	3,461	3,639	178	3,664	3,685	21
BBB	2,482	2,445	(37)	2,335	1,998	(337)
BB & below	426	439	13	305	270	(35)
Total	$7,467	$7,711	$244	$8,242	$7,873	$(369)
Domestic financial companies continued to stabilize in 2012 due to improved earnings performance, strengthening asset quality and capital generation. However, spread volatility remains high due to concerns around European sovereign risks and potential contagion effects, as well as regulatory pressures. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets which could adversely impact the Company’s net unrealized position.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals during the first nine months of 2012, such as increases in transaction activities, more readily available financing and new issuances. While delinquencies still remain at historically high levels, they are expected to move lower.
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
CMBS – Bonds [1]

September 30, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$233	$238	$106	$107	$65	$63	$5	$5	$43	$40	$452	$453
2004	181	190	73	82	36	35	24	23	26	21	340	351
2005	451	491	77	79	136	136	175	154	84	65	923	925
2006	701	778	239	251	94	93	238	217	338	264	1,610	1,603
2007	298	324	387	404	99	97	31	29	190	155	1,005	1,009
2008	55	65	—	—	—	—	—	—	—	—	55	65
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	18	21	—	—	—	—	—	—	—	—	18	21
2011	121	134	—	—	—	—	—	—	—	—	121	134
2012	73	77	—	—	—	—	—	—	—	—	73	77
Total	$2,159	$2,348	$882	$923	$430	$424	$473	$428	$681	$545	$4,625	$4,668
Credit protection	30.0%		25.1%		23.3%		15.9%		8.2%		23.8%

December 31, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$408	$415	$148	$144	$83	$81	$16	$13	$33	$30	$688	$683
2004	333	349	68	75	45	41	30	28	26	21	502	514
2005	520	556	101	96	178	151	177	138	71	57	1,047	998
2006	713	762	516	493	180	159	362	298	430	302	2,201	2,014
2007	245	267	296	275	123	97	166	130	195	149	1,025	918
2008	55	60	—	—	—	—	—	—	—	—	55	60
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	29	31	—	—	—	—	—	—	—	—	29	31
2011	417	440	—	—	—	—	—	—	—	—	417	440
Total	$2,748	$2,909	$1,129	$1,083	$609	$529	$751	$607	$755	$559	$5,992	$5,687
Credit protection	27.3%		22.7%		19.7%		13.8%		8.2%		21.6%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to commercial real estate (“CRE”) collateralized debt obligations (“CDOs”) with an amortized cost and fair value of $448 and $379, respectively, as of September 30, 2012 and $485 and $334 respectively, as of December 31, 2011. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	September 30, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$162	$(7)	$155	$268	$(19)	$249
Whole loans	6,140	(11)	6,129	4,892	(17)	4,875
A-Note participations	265	—	265	265	—	265
B-Note participations	271	(65)	206	296	(66)	230
Mezzanine loans	108	—	108	109	—	109
Total	$6,946	$(83)	$6,863	$5,830	$(102)	$5,728

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

Since December 31, 2011, the Company funded $1.4 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 3.8%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of September 30, 2012, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $57 and $4, respectively, and $74 and $4, respectively, as of December 31, 2011.

Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $12.9 billion and $14.3 billion, respectively, as of September 30, 2012 and $12.6 billion and $13.3 billion, respectively, as of December 31, 2011. The Company’s municipal bond portfolio primarily consists of high quality essential service revenue and general obligation bonds. As of September 30, 2012, the largest issuer concentrations were the states of California, Illinois and Massachusetts, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation bonds. As of December 31, 2011, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds.
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

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Hedge funds	$1,303	42.9%	$896	35.4%
Mortgage and real estate funds	514	16.9%	479	18.9%
Mezzanine debt funds	113	3.7%	118	4.7%
Private equity and other funds	1,109	36.5%	1,039	41%
Total	$3,039	100%	$2,532	100%
Since December 31, 2011, the increase in hedge funds relates to additional investments in the type of fund strategies that the Company expects to generate attractive risk-adjusted returns over time, and are less correlated to long credit and equity returns.
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $1.4 billion as of September 30, 2012, which have improved $1.2 billion, or 47%, from December 31, 2011 due to credit spread tightening and lower interest rates. As of September 30, 2012, $620 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $808 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $150 associated with securities depressed over 50% for twelve months or more. These securities are backed primarily by commercial and residential real estate that have market spreads that continue to be wider than the spreads at the security’s respective purchase date. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding residential and certain commercial real estate and less liquidity. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2012 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	September 30, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	876	$2,834	$2,735	$(99)	855	$3,933	$3,672	$(261)
Greater than three to six months	326	285	266	(19)	485	2,617	2,517	(100)
Greater than six to nine months	120	235	222	(13)	224	1,181	1,097	(84)
Greater than nine to eleven months	39	64	62	(2)	42	106	95	(11)
Twelve months or more	830	9,731	8,397	(1,295)	943	11,613	9,324	(2,218)
Total	2,191	$13,149	$11,682	$(1,428)	2,549	$19,450	$16,705	$(2,674)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	September 30, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	100	$146	$107	$(39)	206	$1,823	$1,289	$(500)
Greater than three to six months	61	146	111	(35)	134	1,749	1,205	(544)
Greater than six to nine months	20	36	27	(9)	42	406	269	(137)
Greater than nine to eleven months	10	25	16	(9)	9	1	—	(1)
Twelve months or more	222	2,065	1,349	(716)	239	1,806	1,057	(749)
Total	413	$2,418	$1,610	$(808)	630	$5,785	$3,820	$(1,931)

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	September 30, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	22	$56	$27	$(29)	50	$152	$55	$(97)
Greater than three to six months	13	18	7	(11)	26	110	46	(64)
Greater than six to nine months	11	2	—	(2)	7	33	11	(22)
Greater than nine to eleven months	5	11	5	(6)	5	5	1	(4)
Twelve months or more	37	240	90	(150)	54	227	71	(156)
Total	88	$327	$129	$(198)	142	$527	$184	$(343)

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ABS	$—	$13	$25	$23
CRE CDOs	7	26	10	41
CMBS
Bonds	19	2	24	16
IOs	1	—	1	3
Corporate	4	19	28	40
Equity	4	—	65	10
RMBS sub-prime	2	—	10	3
Other	—	—	—	2
Total	$37	$60	$164	$138

Three and nine months ended September 30, 2012
For the three and nine months ended September 30, 2012, impairments recognized in earnings were comprised of credit impairments of $14 and $40, respectively, impairments on equity securities of $4 and $63, respectively, and securities that the Company intends to sell of $19 and $61, respectively.
For the three and nine months ended September 30, 2012, credit impairments were primarily concentrated in structured securities associated with residential and commercial real estate, as well as ABS small business for the nine months ended September 30, 2012. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior and severity rates. The macroeconomic assumptions considered by the Company did not materially change for the three and nine months ended September 30, 2012, and, as such, the credit impairments recognized were primarily driven by actual collateral deterioration, largely as a result of the Company’s security-specific collateral review.
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
Impairments on equity securities were largely comprised of downgraded preferred equity securities of financial institutions. Impairments on securities for which the Company has the intent to sell primarily related to European corporate debt where the Company would like the ability to reduce certain exposures, as well as high risk CMBS bonds and ABS collateralized by student loans.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $22 and $37, respectively, for the three and nine months ended September 30, 2012, predominantly concentrated in corporate financial services and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Three and nine months ended September 30, 2011
Impairments recognized in earnings were comprised of credit impairments of $42 and $103, respectively, impairments on equity securities of $0 and $10, respectively, and securities that the Company intended to sell of $18 and $25, respectively. Credit impairments primarily related to structured securities as a result of continued property-specific deterioration of the underlying collateral. The remaining credit impairments were primarily direct private equity investments that were impaired due to the likelihood of a disruption in contractual principal and interest payments due to the restructuring of the debtor’s obligation. Impairments on equity securities related to preferred stock associated with these direct private equity investments, and impairments on securities that the Company intended to sell consisted of corporate financial services securities and ABS collateralized by aircraft.

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
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash of $1.3 billion at September 30, 2012, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $470, repayment of 5.25% senior notes of $320, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $180, and preferred stock dividends of approximately $32.
During the nine months ended September 30, 2012, the Company completed a $500 stock repurchase program authorized by the Board of Directors that permitted for purchases of common stock, as well as warrants and other equity derivative securities. In 2011, the Company repurchased 3.2 million common shares for $51, and in 2012, repurchased 8.0 million common shares for $149, as well as all outstanding Series B and Series C warrants held by Allianz for $300. For additional information see Note 15 of the Notes to Condensed Consolidated Financial Statements.
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
Dividends
On October 25, 2012, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on January 2, 2013 to common shareholders of record as of December 3, 2012 and a dividend of $18.125 on each share of Series F preferred stock payable on January 2, 2013 to shareholders of record as of December 17, 2012.

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

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2012 and the funding requirements for all of the pension plans is expected to be immaterial. The Company contributed approximately $120 to its pension plans in July 2012 , and presently anticipates contributing approximately $80 during the remainder of 2012, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are limited by state regulation. The payment of dividends by Connecticut-domiciled insurers, including dividends associated with the proceeds from a sale of any of our life businesses, is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. The Company’s life insurance subsidiaries are permitted to pay up to a maximum of approximately $625 in dividends to HLI in 2012 without prior approval from the applicable insurance commissioner. The aggregate of these amounts is the maximum the insurance subsidiaries could pay to HFSG Holding Company in 2012 without prior approval from the applicable insurance commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. For the nine months ended September 30, 2012, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $722 in dividends from its property-casualty insurance subsidiaries, including dividends of $122 to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
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

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of September 30, 2012, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

	Effective	Expiration	Maximum Available as of September 30,		Outstanding as of September 30,
Description	Date	Date	2012	2011	2012	2011
Commercial Paper
The Hartford	11/10/1986	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
4-year revolving credit facility	1/6/2012	1/6/2016	1,750	N/A	—	—
5-year revolving credit facility [1]	8/9/2007	8/9/2012	N/A	1,900	—	—
Total Commercial Paper and Revolving Credit Facility			$3,750	$3,900	$—	$—

[1]	Terminated in January 2012.
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors.
Revolving Credit Facilities
In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of September 30, 2012, the Company was in compliance with all financial covenants under the Credit Facility.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $63, or ¥5 billion, and individually have expiration dates of January 4, 2013 and September 30, 2013.

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2012, is $566. Of this $566 the legal entities have posted collateral of $589 in the normal course of business. Based on derivative market values as of September 30, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $22 to be posted as collateral. Based on derivative market values as of September 30, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $41 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On March 21, 2012, Standard & Poor’s (“S&P”) Rating Services lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to BBB+. Given this downgrade action, termination rating triggers in three derivative counterparty relationships were impacted. The Company has re-negotiated the rating triggers with two of the counterparties and is in the process of re-negotiating the rating triggers with the remaining counterparty. As of September 30, 2012, the notional amount and fair value related to the one counterparty in which the rating trigger is still in process of re-negotiation is $1.0 billion and $35, respectively. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of September 30, 2012 this counterparty would owe the Company the derivatives fair value of $35. The counterparty has not exercised this termination right.
As of September 30, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $6.1 billion and $202, respectively, or (2) both BBB+ and Baa1 was $14.2 billion and $455, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $4.1 billion and a fair value of $149, for which the Company has a contractual right to make a collateral payment in the amount of approximately $41 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded one or more levels below the current rating by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of September 30, 2012, the gross fair value of all affected derivative contracts is $150, which would approximate the settlement value.

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
The following table summarizes Property & Casualty Operations’ fixed maturities, short-term investments, and cash, as of September 30, 2012:

Fixed maturities	$26,498
Short-term investments	705
Cash	155
Less: Derivative collateral	(209)
Total	$27,149
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $78 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
The following table summarizes Life Operations’ fixed maturities, short-term investments, and cash, as of September 30, 2012:

Fixed maturities	$60,999
Short-term investments	3,351
Cash	2,550
Less: Derivative collateral	(1,698)
Cash associated with Japan variable annuities	(677)
Total	$64,525
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

Contractholder Obligations	September 30, 2012
Total Life contractholder obligations	$241,042
Less: Separate account assets [1]	(148,369)
International statutory separate accounts [1]	(29,938)
General account contractholder obligations	$62,735
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$27,866
Fixed MVA annuities [3]	9,037
International Fixed MVA annuities	2,327
Guaranteed investment contracts (“GIC”) [4]	252
Other [5]	23,253
General account contractholder obligations	$62,735

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

Capitalization
The capital structure of The Hartford as of September 30, 2012 and December 31, 2011 consisted of debt and stockholders’ equity, summarized as follows:

	September 30, 2012	December 31, 2011	Change
Short-term debt (includes current maturities of long-term debt)	$320	$—	—%
Long-term debt	6,806	6,216	9%
Total debt [1]	7,126	6,216	15%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	20,075	20,235	(1)%
AOCI, net of tax	3,295	1,251	163%
Total stockholders’ equity	$23,370	$21,486	9%
Total capitalization including AOCI	$30,496	$27,702	10%
Debt to stockholders’ equity	30%	29%
Debt to capitalization	23%	22%

[1]	Total debt of the Company excludes $190 and $314 of consumer notes as of September 30, 2012 and December 31, 2011, respectively.
The Hartford’s total capitalization increased $2.8 billion, or 10%, from December 31, 2011 to September 30, 2012 due to increases in total debt and AOCI, net of tax, partially offset by decreases in stockholders' equity, excluding AOCI. The decrease in stockholders’ equity, excluding AOCI, was primarily due the repurchase of outstanding warrants held by Allianz for $300.
Total debt increased primarily due to the issuance of $1.55 billion in senior notes and $600 in junior subordinated debentures in April 2012, partially offset by the repurchase of $1.75 billion in junior subordinated debentures in April 2012.
AOCI, net of tax, improved primarily due to improvements in the Company’s net unrealized position on available-for-sale securities of $1.9 billion primarily as a result of improved security valuations largely due to credit spread tightening and declining interest rates.
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
Cash Flows

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$2,212	$1,624
Net cash used for investing activities	$(1,862)	$(896)
Net cash used for financing activities	$(217)	$(239)
Cash – end of period	$2,705	$2,589
Cash provided by operating activities increased primarily due to income taxes received of $448 in 2012, compared to income taxes paid of $245 in 2011, as well as lower paid losses on property and casualty insurance products, and to a lesser extent, higher net investment income on available-for-sale securities, excluding limited partnerships and other investments.
Cash used for investing activities in 2012 primarily relates to net purchases of derivatives of $1.6 billion, net purchases of mortgage loans of $1.1 billion, and net purchases of partnerships of $604, partially offset by net proceeds of available for sale securities of $1.5 billion. Cash used for investing activities in 2011 primarily relates to net purchases of mortgage loans of $1.1 billion, net purchases of fixed maturities, fair value option of $624 and net purchases of available-for-sale securities of $459, partially offset by net receipts on derivatives of $1.6 billion.
Cash used for financing activities in 2012 consists primarily of net outflows on investment and universal life-type contracts of $1.0 billion, repurchase of warrants of $300, as well as share repurchases and dividends paid on common and preferred stock. These were partially offset by net increases in securities loaned or sold of $1.6 billion. Cash used for financing activities in 2011 consists primarily of net outflows on investment and universal life-type contracts and dividends paid on common and preferred stock.
Operating cash flows for the nine months ended September 30, 2012 and 2011 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of October 26, 2012.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies. The statutory surplus amount as of December 31, 2011 in the table below is based on actual statutory filings with the applicable regulatory authorities. The statutory surplus amount as of September 30, 2012 is an estimate, as the third quarter 2012 statutory filings have not yet been made.

	September 30, 2012	December 31, 2011
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,567	$7,388
Property and casualty insurance subsidiaries	7,746	7,412
Total	$15,313	$14,800
Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $179 primarily due to deferred tax impact of $143, capital contributions of $30, and statutory income from non-variable annuity business of $19 partially offset by other surplus changes of $14 and variable annuity surplus impacts of $13.
Total statutory capital and surplus for property and casualty increased by $334, primarily due to net income of $611, unrealized gains of $253, additional deferred tax assets of $36, capital contributions of $9 and an increase of statutory admitted assets of $25, partially offset by dividends to HFSG Holding Company of $600. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion as of September 30, 2012 and December 31, 2011, respectively. The statutory surplus amount as of September 30, 2012 is an estimate, as the September 30, 2012 statutory filings have not yet been made.

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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2012.
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

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
					(in millions)
July 1, 2012-July 31, 2012	73	[1]	$17.82	—	$—
August 1, 2012-August 31, 2012	2,524	[1]	$17.01	—	$—
September 1, 2012-September 30, 2012	203	[1]	$17.52	—	$—
Total	2,800		$17.07	—	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

Item 6. EXHIBITS

See Exhibits Index on page	138.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	November 1, 2012	/s/ Robert H. Bateman
Robert H. Bateman
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2012
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. dated as of September 4, 2012.**

2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford Financial Services Group, Inc. dated as of September 27, 2012.**

15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.