Form 10-Q/A
period 2012-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2013-03-01
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q/A
Amendment No. 1
_____________________________
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

As of February 21, 2013, there were outstanding 436,598,310 shares of Common Stock, $0.01 par value per share, of the registrant.

EXPLANATORY NOTE
(Dollar amounts in millions, unless otherwise stated)
The Hartford Financial Services Group, Inc. (collectively, "The Hartford", the "Company", "we", or "our") is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 1, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, "Controls and Procedures" and (iv) Item 6 of Part II, “Exhibits”. We have also updated the signature page, the Deloitte & Touche LLP Letter of Awareness in Exhibit 15.01, the certifications of our Chief Executive Officer and Principal Financial Officer in Exhibits 31.01, 31.02, 32.01 and 32.02, respectively, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, or have been changed; however for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way, other than as required to reflect the restatement described below, the change in definition of the non-GAAP measure core earnings to be consistent with the manner in which management assesses the Company's performance and the closing of certain specified transactions as described herein.
On September 27, 2012, the Company announced it had entered into a definitive agreement to sell its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc., (the "Transaction") for cash consideration of $615 consisting primarily of a ceding commission. The sale, which is structured as a reinsurance transaction, closed on January 2, 2013. As part of the agreement, the Company will continue to sell life insurance products and riders during a transition period, and Prudential will assume all expenses and risk for these sales through a reinsurance agreement.
Based on accounting review and validation procedures performed in connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Original Form 10-Q, the Company identified that the impact of certain reinsurance recoverable balances associated with the Transaction was incorrectly omitted in determining the estimated gain or loss on disposition associated with the Transaction. As a result of such identification, the Company concluded that it would be necessary to recognize an estimated pre-tax reinsurance loss on disposition of $533 comprised of the impairment of goodwill attributed to the Individual Life business of $342 and a loss accrual for premium deficiency of $191, which should have been recorded in the third quarter of 2012. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q/A
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
As discussed in Note 18, the accompanying interim financial statements for the three-month and nine-month periods ended September 30, 2012 have been restated to correct an error.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
November 1, 2012 (March 1, 2013 as to the effects of the restatement discussed in Note 18)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	As restated (see Note 18) 2012	As currently reported (see Note 1) 2011	As restated (see Note 18) 2012	As currently reported (see Note 1) 2011
	(Unaudited)
Revenues
Earned premiums	$3,401	$3,518	$10,243	$10,582
Fee income	1,118	1,192	3,366	3,620
Net investment income (loss):
Securities available-for-sale and other	1,030	1,062	3,197	3,274
Equity securities, trading	710	(1,890)	1,889	(1,684)
Total net investment income (loss)	1,740	(828)	5,086	1,590
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(59)	(71)	(201)	(221)
OTTI losses recognized in other comprehensive income (“OCI”)	22	11	37	83
Net OTTI losses recognized in earnings	(37)	(60)	(164)	(138)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	156	635	(38)	379
Total net realized capital gains (losses)	119	575	(202)	241
Other revenues	64	63	184	188
Total revenues	6,442	4,520	18,677	16,221
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,271	4,006	9,930	11,160
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	710	(1,889)	1,888	(1,683)
Amortization of deferred policy acquisition costs and present value of future profits	566	1,005	1,441	2,047
Insurance operating costs and other expenses	1,275	1,287	3,896	4,093
Loss on extinguishment of debt	—	—	910	—
Reinsurance loss on disposition, including goodwill impairment of $342	533	—	533	—
Interest expense	109	128	348	384
Total benefits, losses and expenses	6,464	4,537	18,946	16,001
Income (loss) from continuing operations before income taxes	(22)	(17)	(269)	220
Income tax benefit	(37)	(74)	(281)	(289)
Income from continuing operations, net of tax	15	57	12	509
Income (loss) from discontinued operations, net of tax	(2)	3	(4)	85
Net income	$13	$60	$8	$594
Preferred stock dividends	10	10	31	31
Net income (loss) available to common shareholders	$3	$50	$(23)	$563
Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.01	$0.11	$(0.04)	$1.07
Diluted	$0.01	$0.10	$(0.04)	$0.99
Net income (loss) available to common shareholders per common share
Basic	$0.01	$0.11	$(0.05)	$1.27
Diluted	$0.01	$0.11	$(0.05)	$1.17
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	As restated (see Note 18) 2012	As currently reported (see Note 1) 2011	As restated (see Note 18) 2012	As currently reported (see Note 1) 2011
	(Unaudited)
Comprehensive Income
Net income	$13	$60	$8	$594
Other comprehensive income (loss):
Change in net unrealized gain on securities	882	914	1,870	1,801
Change in OTTI losses recognized in other comprehensive income	35	10	40	11
Change in net gain (loss) on cash-flow hedging instruments	(1)	154	27	157
Change in foreign currency translation adjustments	88	78	8	104
Change in pension and other postretirement plan adjustments	35	24	99	72
Total other comprehensive income	1,039	1,180	2,044	2,145
Total comprehensive income	$1,052	$1,240	$2,052	$2,739
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	As restated (See Note 18) September 30, 2012	As currently reported (see Note 1) December 31, 2011
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $80,690 and $78,978) (includes variable interest entity assets, at fair value, of $265 and $153)	$86,726	$81,809
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $344 and $338)	1,355	1,328
Equity securities, trading, at fair value (cost of $30,454 and $32,928)	29,980	30,499
Equity securities, available-for-sale, at fair value (cost of $865 and $1,056)	878	921
Mortgage loans (net of allowances for loan losses of $83 and $102)	6,863	5,728
Policy loans, at outstanding balance	2,000	2,001
Limited partnerships and other alternative investments (includes variable interest entity assets of $6 and $7)	3,039	2,532
Other investments	1,540	2,394
Short-term investments (includes variable interest entity assets, at fair value, of $1 as of September 30, 2012)	4,787	7,736
Total investments	137,168	134,948
Cash	2,705	2,581
Premiums receivable and agents’ balances, net	3,646	3,446
Reinsurance recoverables, net	4,726	4,768
Deferred policy acquisition costs and present value of future profits	5,947	6,556
Deferred income taxes, net	1,393	2,131
Goodwill	664	1,006
Property and equipment, net	979	1,029
Other assets	3,124	2,274
Separate account assets	148,369	143,870
Total assets	$308,721	$302,609
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$40,992	$41,016
Other policyholder funds and benefits payable	43,086	45,612
Other policyholder funds and benefits payable – international variable annuities	29,938	30,461
Unearned premiums	5,370	5,222
Short-term debt	320	—
Long-term debt	6,806	6,216
Consumer notes	190	314
Other liabilities (includes variable interest entity liabilities of $420 and $471)	10,668	8,412
Separate account liabilities	148,369	143,870
Total liabilities	285,739	281,123
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,746,638 and 469,750,171 shares issued	5	5
Additional paid-in capital	10,032	10,391
Retained earnings	10,847	11,001
Treasury stock, at cost — 33,680,760 and 27,211,115 shares	(1,753)	(1,718)
Accumulated other comprehensive income, net of tax	3,295	1,251
Total stockholders’ equity	22,982	21,486
Total liabilities and stockholders’ equity	$308,721	$302,609
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended September 30,
(In millions, except for share data)	As restated (see Note 18) 2012	As currently reported (see Note 1) 2011
	(Unaudited)
Preferred Stock	$556	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	10,391	10,448
Repurchase of warrants	(300)	—
Issuance of shares under incentive and stock compensation plans	(58)	(43)
Tax expense on employee stock options and awards	(1)	(10)
Additional Paid-in Capital, end of period	10,032	10,395
Retained Earnings, beginning of period	11,001	10,509
Net income	8	594
Dividends on preferred stock	(31)	(31)
Dividends declared on common stock	(131)	(134)
Retained Earnings, end of period	10,847	10,938
Treasury Stock, at Cost, beginning of period	(1,718)	(1,774)
Treasury stock acquired	(149)	—
Issuance of shares under incentive and stock compensation plans from treasury stock	121	94
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(7)
Treasury Stock, at Cost, end of period	(1,753)	(1,687)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	1,251	(990)
Total other comprehensive income	2,044	2,145
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	3,295	1,155
Total Stockholders’ Equity	$22,982	$21,362
Preferred Shares Outstanding (in thousands)	575	575
Common Shares Outstanding, at beginning of period (in thousands)	442,539	444,549
Treasury stock acquired	(8,045)	—
Issuance of shares under incentive and stock compensation plans	1,905	1,203
Return of shares under incentive and stock compensation plans and other to treasury stock	(333)	(238)
Common Shares Outstanding, at end of period	436,066	445,514
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	As restated (see Note 18) 2012	As currently reported (see Note 1) 2011
	(Unaudited)
Operating Activities
Net income	$8	$594
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,441	2,047
Additions to deferred policy acquisition costs and present value of future profits	(1,251)	(1,271)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	153	1,309
Change in reinsurance recoverables	(332)	(31)
Change in receivables and other assets	(442)	(452)
Change in payables and accruals	778	(141)
Change in accrued and deferred income taxes	(263)	(449)
Net realized capital losses	202	(360)
Net disbursements from investment contracts related to policyholder funds—international variable annuities	(523)	(2,059)
Net decrease in equity securities, trading	519	2,050
Depreciation and amortization	366	532
Loss on extinguishment of debt	910	—
Reinsurance loss on disposition, including goodwill impairment of $342	533	—
Other operating activities, net	113	(145)
Net cash provided by operating activities	2,212	1,624
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	35,928	26,124
Fixed maturities, fair value option	191	40
Equity securities, available-for-sale	213	130
Mortgage loans	332	366
Partnerships	124	151
Payments for the purchase of:
Fixed maturities, available-for-sale	(34,556)	(26,513)
Fixed maturities, fair value option	(182)	(664)
Equity securities, available-for-sale	(74)	(200)
Mortgage loans	(1,467)	(1,503)
Partnerships	(728)	(594)
Proceeds from business sold	—	278
Derivatives, net	(1,593)	1,603
Change in policy loans, net	1	5
Other investing activities, net	(51)	(119)
Net cash used for investing activities	(1,862)	(896)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	8,907	8,419
Withdrawals and other deductions from investment and universal life-type contracts	(18,373)	(16,123)
Net transfers from separate accounts related to investment and universal life-type contracts	8,406	7,661
Repayments at maturity or settlement of consumer notes	(124)	(33)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	1,585	—
Repurchase of warrants	(300)	—
Repayment of long-term debt	(2,133)	—
Proceeds from the issuance of long-term debt	2,123	—
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	10	6
Treasury stock acquired	(154)	—
Dividends paid on preferred stock	(32)	(32)
Dividends paid on common stock	(132)	(107)
Changes in bank deposits and payments on bank advances	—	(30)
Net cash provided by (used for) financing activities	(217)	(239)
Foreign exchange rate effect on cash	(9)	38
Net increase in cash	124	527
Cash – beginning of period	2,581	2,062
Cash – end of period	$2,705	$2,589
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(448)	$245
Interest paid	$314	$340
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	$67	$—
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States (collectively, "The Hartford", the "Company", "we", or "our"). Also, The Hartford continues to administer business previously sold in Japan and the U.K.
The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated. For further discussion, see Note 18 - Restatement of Notes to Condensed Consolidated Financial Statements.
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
On April 26, 2012, the Company announced it had entered into an agreement to sell its U.S. individual annuity new business capabilities to a third party. A purchase and sale agreement was entered into with Forethought Financial Group in mid-June 2012 and the transaction closed on December 31, 2012. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012.
On July 31, 2012, the Company entered into a definitive agreement to sell Woodbury Financial Services to AIG Advisor Group, Inc. ("AIG Advisor Group"), a subsidiary of American International Group, Inc. The transaction closed on November 30, 2012. The WFS broker-dealer business is included in the Corporate reporting category.
On September 4, 2012, the Company announced it had entered into a definitive agreement to sell its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") for a cash ceding commission of $400, subject to a downward adjustment at closing of up to $51 based upon net flows adjusted for retirement plan discontinuances. The sale, which is structured as a reinsurance transaction closed on January 1, 2013. As part of the agreement, the Company will continue to sell retirement plans during a transition period, and MassMutual will assume all expenses and risk for these sales through the reinsurance agreement.
On September 27, 2012, the Company announced it had entered into a definitive agreement to sell its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. for cash consideration of $615 consisting primarily of a ceding commission. The sale, which is structured as a reinsurance transaction, closed on January 2, 2013. As part of the agreement, the Company will continue to sell life insurance products and riders during a transition period, and Prudential will assume all expenses and risk for these sales through a reinsurance agreement. For further discussion, see Note 18 - Restatement of Notes to Condensed Consolidated Financial Statements.
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
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax expense (benefit) at U.S. Federal statutory rate	$(8)	$(6)	$(94)	$77
Tax-exempt interest	(35)	(37)	(106)	(112)
Dividends-received deduction	(28)	(42)	(91)	(169)
Valuation allowance	(3)	6	(17)	(83)
Other	37	5	27	(2)
Income tax benefit	$(37)	$(74)	$(281)	$(289)
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
For federal income tax purposes, the tax law distinguishes between assets that are treated as ordinary versus capital in nature. The Company’s September 30, 2012 $1.4 billion net deferred tax asset includes $2.9 billion of assets relating to items treated as ordinary and a $1.5 billion net deferred tax liability for items classified as capital. The $1.5 billion for capital items is comprised of $665 of gross deferred tax assets related to realized capital losses and $2.1 billion of gross deferred tax liabilities related to net unrealized capital gains.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2012	2011	2012	2011
Earnings
Income (loss) from continuing operations
Income from continuing operations, net of tax	$15	$57	$12	$509
Less: Preferred stock dividends	10	10	31	31
Income (loss) from continuing operations, net of tax, available to common shareholders	5	47	(19)	478
Add: Dilutive effect of preferred stock dividends	—	—	—	—
Income (loss) from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$5	$47	$(19)	$478
Income (loss) from discontinued operations, net of tax	$(2)	$3	$(4)	$85
Net income (loss)
Net income	$13	$60	$8	$594
Less: Preferred stock dividends	10	10	31	31
Net income (loss) available to common shareholders	3	50	(23)	563
Add: Dilutive effect of preferred stock dividends	—	—	—	—
Net income (loss) available to common shareholders and assumed conversion of preferred shares	$3	$50	$(23)	$563
Shares
Weighted average common shares outstanding, basic	435.8	445.3	438.2	445.0
Dilutive effect of warrants	23.8	27.4	—	34.8
Dilutive effect of stock compensation plans	2.1	0.7	—	1.2
Dilutive effect of mandatory convertible preferred shares	—	—	—	—
Weighted average shares outstanding and dilutive potential common shares	461.7	473.4	438.2	481.0
Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.01	$0.11	$(0.04)	$1.07
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	0.20
Net income (loss) available to common shareholders	$0.01	$0.11	$(0.05)	$1.27
Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.01	$0.10	$(0.04)	$0.99
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	0.18
Net income (loss) available to common shareholders	$0.01	$0.11	$(0.05)	$1.17

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Earnings (Loss) Per Common Share (continued)
For the three months ended September 30, 2012, 21.0 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 482.7 million for the three months ended September 30, 2012.
As a result of the losses available to common shareholders for the nine months ended September 30, 2012, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 25.1 million, stock compensation plans of 1.9 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 20.9 million, would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 486.1 million.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss)	2012	2011	2012	2011
Property & Casualty Commercial	$164	$53	$502	$494
Group Benefits	30	25	83	77
Consumer Markets	94	(16)	152	(80)
Individual Life	(259)	(9)	(204)	55
Retirement Plans	(7)	(23)	9	9
Mutual Funds	18	24	56	79
Life Other Operations	145	105	344	439
Property & Casualty Other Operations	24	8	36	(135)
Corporate	(196)	(107)	(970)	(344)
Net income	$13	$60	$8	$594

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Fee income	$—	$(1)	$—	$—
Net investment income	—	5	—	16
Net realized capital losses	—	—	—	(5)
Other revenues	—	—	—	47
Total revenues	—	4	—	58
Benefits, losses and expenses
Insurance operating costs and other expenses	2	5	5	51
Total benefits, losses and expenses	2	5	5	51
Income (loss) before income taxes	(2)	(1)	(5)	7
Income tax expense (benefit)	(1)	—	(2)	2
Income (loss) from operations of discontinued operations, net of tax	(1)	(1)	(3)	5
Net realized capital gain (loss) on disposal, net of tax	(1)	4	(1)	80
Income (loss) from discontinued operations, net of tax	$(2)	$3	$(4)	$85
13. Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	September 30, 2012				December 31, 2011
	Gross	Accumulated Impairments	Business Disposition [1]	Carrying Value	Gross	Accumulated Impairments	Discontinued Operations [2]	Carrying Value
Commercial Markets
Property and Casualty Commercial	$30	$(30)	$—	$—	$30	$(30)	$—	$—
Consumer Markets	119	—	—	119	119	—	—	119
Wealth Management
Individual Life	224	—	(224)	—	224	—	—	224
Retirement Plans	87	—	—	87	87	—	—	87
Mutual Funds	159	—	—	159	159	—	—	159
Total Wealth Management	470	—	(224)	246	470	—	—	470
Corporate	772	(355)	(118)	299	787	(355)	(15)	417
Total Goodwill	$1,391	$(385)	$(342)	$664	$1,406	$(385)	$(15)	$1,006

[1]	Represents goodwill written off related to the sale of the Individual Life business. For further information, see Note 18 - Restatement of Notes to Consolidated Financial Statements.

[2]	Represents goodwill written off related to Federal Trust Corporation which is recorded in discontinued operations.
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Retirement Plans reporting unit which resulted in no impairment of goodwill. Retirement Plans passed step one of the goodwill impairment tests with a margin of less than 10% between fair value and book value of the reporting unit as of September 30, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Goodwill (continued)
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill in the first and second quarters of 2012. In the third quarter, the Individual Life reporting unit failed the goodwill impairment test as the carrying amount of the Individual Life reporting unit's goodwill exceeded the implied goodwill value. Accordingly, an impairment loss of $342 was recognized in the third quarter of 2012, representing the carrying value of the reporting unit's goodwill. The goodwill impairment loss is included in reinsurance loss on disposition in the Company's Condensed Consolidated Statements of Operations. For further information regarding the resulting restatement, see Note 18 - Restatement of Notes to the Condensed Consolidated Financial Statements.
The fair value of the Retirement Plans and Individual Life reporting units as determined for third quarter goodwill impairment testing is based on a negotiated transaction price.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Restatement
The Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.
On September 27, 2012, the Company announced it had entered into a definitive agreement to sell its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc., (the "Transaction") for cash consideration of $615 consisting primarily of a ceding commission. The sale, which is structured as a reinsurance transaction, closed on January 2, 2013.
Based on accounting review and validation procedures performed in connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Original Form 10-Q, the Company identified that the impact of certain reinsurance recoverable balances associated with the Transaction was incorrectly omitted in determining the estimated gain or loss on disposition associated with the Transaction. As a result of such identification, the Company concluded that it would be necessary to recognize an estimated pre-tax reinsurance loss on disposition of $533, comprised of the impairment of goodwill attributed to the Individual Life business of $342 and a loss accrual for premium deficiency of $191, which should have been recorded in the third quarter of 2012. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments.
The effect of the restatement on the Company’s Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows was as follows:

	As of September 30, 2012
	As previously reported	Adjustment	As restated
Goodwill	$1,006	$(342)	$664
Deferred income taxes, net	$1,248	$145	$1,393
Total assets	$308,918	$(197)	$308,721
Other liabilities	$10,477	$191	$10,668
Total liabilities	$285,548	$191	$285,739
Retained earnings	$11,235	$(388)	$10,847
Total liabilities and stockholders' equity	$308,918	$(197)	$308,721

	Three Months Ended September 30, 2012
	As previously reported	Adjustment	As restated
Reinsurance loss on disposition	$—	$533	$533
Income (loss) from continuing operations before income taxes	$511	$(533)	$(22)
Income tax expense (benefit)	$108	$(145)	$(37)
Net income (loss)	$401	$(388)	$13
Net income (loss) available to common shareholders	$391	$(388)	$3
Total comprehensive income	$1,440	$(388)	$1,052
Income (loss) from continuing operations, net of tax, available to common shareholders per common share:
Basic	$0.90	$(0.89)	$0.01
Diluted	$0.83	$(0.82)	$0.01
Net income (loss) available to common shareholders per common share:
Basic	$0.90	$(0.89)	$0.01
Diluted	$0.83	$(0.82)	$0.01

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Restatement (continued)

	Nine Months Ended September 30, 2012
	As previously reported	Adjustment	As restated
Reinsurance loss on disposition	$—	$533	$533
Income (loss) from continuing operations before income taxes	$264	$(533)	$(269)
Income tax expense (benefit)	$(136)	$(145)	$(281)
Net income (loss)	$396	$(388)	$8
Net income (loss) available to common shareholders	$365	$(388)	$(23)
Total comprehensive income	$2,440	$(388)	$2,052
Income (loss) from continuing operations, net of tax, available to common shareholders per common share:
Basic	$0.84	$(0.88)	$(0.04)
Diluted	$0.79	$(0.83)	$(0.04)
Net income (loss) available to common shareholders per common share:
Basic	$0.83	$(0.88)	$(0.05)
Diluted	$0.78	$(0.83)	$(0.05)

	Nine Months Ended September 30, 2012
	As previously reported	Adjustment	As restated
Operating Activities:
Net income (loss)	$396	$(388)	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accrued and deferred income taxes	$(118)	$(145)	$(263)
Reinsurance loss on disposition	$—	$533	$533
Net cash provided by operating activities	$2,212	$—	$2,212

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
On September 27, 2012, The Hartford Financial Services Group, Inc. (the "Company") announced it had entered into a definitive agreement to sell its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc., (the “Transaction”) for cash consideration of $615 consisting primarily of a ceding commission. The sale, which is structured as a reinsurance transaction, closed on January 2, 2013. Based on accounting review and validation procedures performed in connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Original Form 10-Q, the Company identified that the impact of certain reinsurance recoverable balances associated with the Transaction was incorrectly omitted in determining the estimated gain or loss on disposition associated with the Transaction. As a result, previously reported financial information has been restated to reflect the correction of this error. For further information regarding the impact of this restatement, see Note 18 -Restatement and Note 13 - Goodwill of Notes to Condensed Consolidated Financial Statements.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Earned premiums	$3,401	$3,518	(3%)	$10,243	$10,582	(3%)
Fee income	1,118	1,192	(6%)	3,366	3,620	(7%)
Net investment income (loss):
Securities available-for-sale and other	1,030	1,062	(3%)	3,197	3,274	(2%)
Equity securities, trading [1]	710	(1,890)	NM	1,889	(1,684)	NM
Total net investment income (loss)	1,740	(828)	NM	5,086	1,590	NM
Net realized capital gains (losses)	119	575	(79%)	(202)	241	NM
Other revenues	64	63	2%	184	188	(2%)
Total revenues	6,442	4,520	43%	18,677	16,221	15%
Benefits, losses and loss adjustment expenses	3,271	4,006	(18%)	9,930	11,160	(11%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	710	(1,889)	NM	1,888	(1,683)	NM
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	566	1,005	(44%)	1,441	2,047	(30%)
Insurance operating costs and other expenses	1,275	1,287	(1%)	3,896	4,093	(5%)
Loss on extinguishment of debt	—	—	—%	910	—	—%
Reinsurance loss on disposition, including goodwill impairment of $342	533	—	NM	533	—	NM
Interest expense	109	128	(15%)	348	384	(9%)
Total benefits, losses and expenses	6,464	4,537	42%	18,946	16,001	18%
Income (loss) from continuing operations before income taxes	(22)	(17)	(29%)	(269)	220	NM
Income tax expense (benefit)	(37)	(74)	50%	(281)	(289)	3%
Income from continuing operations, net of tax	15	57	(74)%	12	509	(98%)
Income (loss) from discontinued operations, net of tax	(2)	3	NM	(4)	85	NM
Net income	$13	$60	(78)%	$8	$594	(99%)
Supplemental Operating Data
Income (loss) from continuing operations, net of tax, available to common shareholders per diluted common share	$0.01	$0.10	(90)%	$(0.04)	$0.99	NM
Net income (loss) available to common shareholders per diluted common share	0.01	0.11	(91)%	(0.05)	1.17	NM
Total revenues, excluding net investment income on equity securities, trading	5,732	6,410	(11%)	16,788	17,905	(6%)

	September 30,	December 31,
Summary of Financial Condition	2012	2011
Total assets	$308,721	$302,609
Total investments, excluding equity securities, trading	107,188	104,449
Total stockholders’ equity	22,982	21,486

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net income (loss) by segment	2012	2011	Increase (Decrease) From 2012 to 2011	2012	2011	Increase (Decrease) From 2012 to 2011
Property & Casualty Commercial	$164	$53	$111	$502	$494	$8
Group Benefits	30	25	5	83	77	6
Commercial Markets	194	78	116	585	571	14
Consumer Markets	94	(16)	110	152	(80)	232
Individual Life	(259)	(9)	(250)	(204)	55	(259)
Retirement Plans	(7)	(23)	16	9	9	—
Mutual Funds	18	24	(6)	56	79	(23)
Wealth Management	(248)	(8)	(240)	(139)	143	(282)
Life Other Operations	145	105	40	344	439	(95)
Property & Casualty Other Operations	24	8	16	36	(135)	171
Corporate	(196)	(107)	(89)	(970)	(344)	(626)
Total net income	$13	$60	$(47)	$8	$594	$(586)
Three months ended September 30, 2012 compared to the three months ended September 30, 2011
The decrease in net income from 2011 to 2012 was primarily due to the following items:

•
Reinsurance loss on disposition of $388, after-tax, in 2012 consisting of an impairment of goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business. For further discussion, see the restatement of previously issued financial statements section of Note 18 - Restatement and Note 13 - Goodwill of Notes to Condensed Consolidated Financial Statements.

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

Offsetting the decrease in net income were the following items:

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

•
Reinsurance loss on disposition of $388, after-tax, in 2012 consisting of an impairment of goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business. For further discussion, see the restatement of previously issued financial statements section of Note 18 - Restatement and Note 13 - Goodwill of Notes to Condensed Consolidated Financial Statements.

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
The sale of the Individual Life insurance business to Prudential, which is structured as a reinsurance transaction, closed on January 2, 2013. As part of the agreement, the Company will continue to sell life insurance products and riders during a transition period, and Prudential will assume all expenses and risk for these sales through a reinsurance agreement. The Company recognized an after tax loss of $388 upon signing the purchase and sale agreements.  The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments. For further information, see Note 18 - Restatement and Note 13 - Goodwill of Notes to Condensed Consolidated Financial Statements.
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

Goodwill Impairment
The carrying value of goodwill allocated to reporting units as of September 30, 2012 is as follows:

	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138
Consumer Markets	119	—	119
Individual Life	—	—	—
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Total	$365	$299	$664
The carrying value of goodwill allocated to reporting units as of December 31, 2011 is as follows:

	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138
Consumer Markets	119	—	119
Individual Life	224	118	342
Retirement Plans	87	69	156
Mutual Funds	159	92	251
Total	$589	$417	$1,006
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Retirement Plans reporting unit which resulted in no impairment of goodwill. Retirement Plans passed step one of the interim goodwill impairment test with a margin of less than 10% between fair value and book value of the reporting unit as of September 30, 2012.

The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill in the first and second quarters of 2012. In the third quarter, the Individual Life reporting unit failed the goodwill impairment test as the carrying amount of the Individual Life reporting unit's goodwill exceeded the implied goodwill value. Accordingly, an impairment loss of $342 was recognized in the third quarter of 2012, representing the carrying value of the reporting unit's goodwill. The goodwill impairment loss is included in reinsurance loss on disposition in the Company's Condensed Consolidated Statements of Operations. For further information regarding the resulting restatement, see Note 18 - Restatement of Notes to the Condensed Consolidated Financial Statements.
The fair value of the Retirement Plans and Individual Life reporting units as determined for third quarter goodwill impairment testing is based on a negotiated transaction price.
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
After-tax Margin, Core Earnings
After-tax margin, core earnings , is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. After-tax margin, core earnings is calculated by dividing core earnings by total core revenues. After-tax margin is the most directly comparable U.S. GAAP measure. A reconciliation of after-tax margin to after-tax margin, core earnings, for the three and nine months ended September 30, 2012 and 2011 is set forth in the After-tax Margin section within Key Performance Measures and Ratios.
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

Core Earnings
Core earnings, a non-GAAP measure is an important measure of the Company’s operating performance. The Company believes that the measure core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, discontinued operations, loss on extinguishment of debt, gains and losses on business disposition transactions, certain restructuring charges and the impact of Unlocks to DAC, SIA, URR and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives and net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income and core earnings when reviewing the Company’s performance.
A reconciliation of net income to core earnings for the three and nine months ended September 30, 2012 and 2011 is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$13	$60	$8	$594
Less: Unlock impacts on net income (loss)	(79)	(469)	(11)	(478)
Less: Restructuring and other costs, net of tax	(34)	(9)	(71)	(9)
Less: Income (loss) from discontinued operations, net of tax	(2)	3	(4)	85
Less: Loss on extinguishment of debt, net of tax	—	—	(587)	—
Less: Reinsurance loss on disposition, net of tax	(388)	—	(388)	—
Less: Net realized capital gains (losses), net of tax and DAC, excluded from core earnings	81	269	(69)	181
Core earnings	$435	$266	$1,138	$815
DAC amortization ratio, Core Earnings
DAC amortization ratio, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. DAC amortization ratio, core earnings is calculated by dividing core DAC amortization costs by pre-tax core earnings before DAC amortization costs. DAC amortization ratio is the most directly comparable U.S. GAAP measure. A reconciliation of DAC amortization ratio to DAC amortization ratio, core earnings for the three and nine months ended September 30, 2012 and 2011 is set forth in the Life Other Operations operating summary within MD&A.
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
Return on Assets (“ROA”), Core Earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA, core earnings is calculated by dividing core earnings by a two-point average of AUM. ROA is the most directly comparable U.S. GAAP measure. A reconciliation of ROA to ROA, core earnings for the three and nine months ended September 30, 2012 and 2011 is set forth in the ROA section within Key Performance Measures and Ratios.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Ratios	2012		2011		2012		2011
Retirement Plans
ROA	(5.1)	bps	(17.5)	bps	2.2	bps	2.3	bps
Effect of Unlock on ROA	(4.4)	bps	(18.2)	bps	(0.2)	bps	(6.2)	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	(4.3)	bps	(2.3)	bps	(1.8)	bps	1.7	bps
Effect of restructuring, net of tax on ROA	(4.4)	bps	—	bps	(2.0)	bps	—	bps
ROA, core earnings	8.0	bps	3.0	bps	6.2	bps	6.8	bps
Mutual Funds
ROA	8.3	bps	10.5	bps	8.6	bps	11.5	bps
Effect of net realized gains /(losses), net of tax and DAC on ROA	—	bps	—	bps	—	bps	0.2	bps
Effect of restructuring, net of tax on ROA	(0.4)	bps	—	bps	(0.3)	bps	—	bps
ROA, core earnings	8.7	bps	10.5	bps	8.9	bps	11.3	bps
Life Other Operations
ROA	34.8	bps	23.8	bps	27.2	bps	32.8	bps
Effect of Unlock on ROA	(2.6)	bps	(28.6)	bps	4.4	bps	(6.3)	bps
Effect of net realized gains (losses), net of tax and DAC on ROA	2.1	bps	14.0	bps	(15.9)	bps	(6.7)	bps
Effect of restructuring, net of tax on ROA	(0.8)	bps	—	bps	(0.4)	bps	—	bps
ROA, core earnings	36.1	bps	38.4	bps	39.1	bps	45.8	bps
Three months ended September 30, 2012 compared to three months ended September 30, 2011

•	Retirement Plans ROA, core earnings, increased in 2012 primarily due to decreased total benefits, losses and expenses.

•	Mutual Funds ROA, core earnings, decreased in 2012 primarily due to lower fee income and other driven by lower average AUM during the third quarter of 2012.

•	Life Other Operations ROA, core earnings, decreased in 2012 primarily due to increased total benefits, losses and expenses.
Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

•	Retirement Plans ROA, core earnings, decreased in 2012 primarily due to increased total benefits, losses and expenses.

•	Mutual Funds ROA, core earnings, decreased in 2012 primarily due to lower fee income and other driven by lower average AUM during the nine months ended September 30, 2012.

•
Life Other Operations ROA, core earnings, decreased in 2012 primarily due to lower fee income. In addition, ROA, core earnings for 2011 reflects the favorable impact of the release of a deficiency reserve related to a product line in Japan.

After-tax margin
After-tax margin is a key indicator of overall profitability for the Individual Life and Group Benefits reporting segments as a significant portion of their earnings are a result of the net margin from losses incurred on earned premiums, fees and other considerations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Individual Life
After-tax margin	(79.7)%	(2.3)%	(19.6)%	5.4%
Less: Effect of Unlock	(1.6)%	(16.6)%	(1.2)%	(6.2)%
Less: Effect of net realized gains/losses, net of tax and DAC	(1.1)%	3.3%	(0.1)%	(0.3)%
Less: Restructuring and other costs, net of tax	(3.4)%	—%	(1.6)%	—%
Less: Effect of reinsurance loss on disposition, net of tax	(83.2)%	—%	(26.0)%	—%
After-tax margin, core earnings	9.6%	11.0%	9.3%	11.9%
Group Benefits
After-tax margin, excluding buyouts	2.9%	2.2%	2.6%	2.3%
Less: Effect of net realized gains, net of tax	0.7%	0.4%	0.6%	0.3%
After-tax margin, excluding buyouts and realized gains	2.2%	1.8%	2.0%	2.0%
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

•
Individual Life's after-tax margin, core earnings, decreased for the three and nine months ended September 30, 2012 as compared to the prior year periods primarily due to increased operating costs, including restructuring costs and increased benefits, losses and loss adjustment expenses, including death benefits, for the nine months ended September 30, 2012 and a higher effective income tax rate in 2012.

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

INDIVIDUAL LIFE

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income and other	$235	$269	(13)%	$738	$739	—%
Earned premiums	(28)	(25)	(12)%	(84)	(74)	(14)%
Net investment income	124	115	8%	372	341	9%
Net realized capital gains (losses)	(6)	28	NM	13	4	NM
Total revenues	325	387	(16)%	1,039	1,010	3%
Benefits, losses and loss adjustment expenses	230	260	(12)%	657	622	6%
Amortization of DAC	10	87	(89)%	77	146	(47)%
Insurance operating costs and other expenses	74	63	17%	222	191	16%
Reinsurance loss on disposition, including goodwill impairment of $224	415	—	NM	415	—	NM
Total benefits, losses and expenses	729	410	78%	1,371	959	43%
Income (loss) before income taxes	(404)	(23)	NM	(332)	51	NM
Income tax benefit	(145)	(14)	NM	(128)	(4)	NM
Net income (loss)	$(259)	$(9)	NM	$(204)	$55	NM
Account Values
Individual variable universal life insurance				$5,873	$5,259	12%
Universal life, interest sensitive whole life, modified guaranteed life insurance and other				7,184	6,549	10%
Total account values				$13,057	$11,808	11%
Individual Life Insurance In-force
Variable universal life insurance				$66,310	$70,926	(7)%
Universal life, interest sensitive whole life, modified guaranteed life insurance				67,525	62,052	9%
Term life				83,185	80,249	4%
Total life insurance in-force				$217,020	$213,227	2%
Net Investment Spread	146 bps	157 bps	(11) bps	151 bps	159 bps	(8) bps
Death Benefits	$113	$108	$5	$331	$315	$16
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
Net income (loss), as compared to prior year periods, decreased for the three and nine months ended September 30, 2012 primarily due to the estimated reinsurance loss on disposition, including an after tax goodwill impairment charge of $146. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments. For related discussion of the goodwill impairment, see MD&A – Critical Accounting Estimates, MD&A - Corporate and Note 13 - Goodwill of Notes to Condensed Consolidated Financial Statements. For further discussion of the reinsurance loss on disposition, see Note 18 - Restatement of Notes to the Condensed Consolidated Financial Statements.
Net income (loss), as compared to prior year periods and excluding the reinsurance loss on disposition, increased for the three and nine months ended September 30, 2012 due to increased net investment income and lower Unlock charges in both periods, offset by unfavorable mortality and increases in operating costs and other expenses. For further discussion of Unlocks, see MD&A – Critical Accounting Estimates.
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

CORPORATE

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2012	2011	Change	2012	2011	Change
Fee income [1]	$45	$55	(18%)	$142	$161	(12%)
Net investment income	8	1	NM	5	30	(83%)
Net realized capital gains (losses)	9	(51)	NM	41	(56)	NM
Total revenues	62	5	NM	188	135	39%
Benefits, losses and loss adjustment expenses	1	(6)	NM	—	(4)	100%
Insurance operating costs and other expenses	74	57	30%	250	182	37%
Loss on extinguishment of debt	—	—	—%	910	—	NM
Reinsurance loss on disposition, including goodwill impairment of $118	118	—	NM	118	—	NM
Interest expense	109	128	(15%)	348	384	(9%)
Total benefits, losses and expenses	302	179	69%	1,626	562	189%
Loss from continuing operations before income taxes	(240)	(174)	(38%)	(1,438)	(427)	NM
Income tax benefit	(44)	(62)	29%	(468)	(153)	NM
Loss from continuing operations, net of tax	(196)	(112)	(75%)	(970)	(274)	NM
Income (loss) from discontinued operations, net of tax [2]	—	5	(100%)	—	(70)	100%
Net loss	$(196)	$(107)	(83%)	$(970)	$(344)	(182%)

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
Three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011
The net loss, as compared to the prior year periods, deteriorated for the three and nine months ended September 30, 2012 primarily due to the reinsurance loss on disposition related to the sale of the Individual Life business, including an after tax goodwill impairment charge of $118. For related discussion of the goodwill impairment, see MD&A - Individual Life. For further discussion of the reinsurance loss on disposition, see Note 18 - Restatement and Note 13 - Goodwill of Notes to Condensed Consolidated Financial Statements.
In both periods, net realized capital gains (losses) increased, primarily due to gains on derivatives as a result of credit spreads tightening. For additional information on net realized capital gains, see the Investment Results section within Key Performance Measures and Ratios. This was partially offset by an increase in insurance operating costs and other expenses, as a result of restructuring and other costs related to the Company’s implementation of its strategic initiatives. See Note 16 - Restructuring of Notes to Condensed Consolidated Financial Statements for additional information on restructuring and other costs.
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
Corporate effective tax rate for 2012 differs from the statutory rate of 35% primarily due to the non-deductible goodwill impairment recognized in the third quarter of 2012. See Note 1 - Basis of Presentation and Accounting Policies of Notes to Condensed Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.

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

Capitalization
The capital structure of The Hartford as of September 30, 2012 and December 31, 2011 consisted of debt and stockholders’ equity, summarized as follows:

	September 30, 2012	December 31, 2011	Change
Short-term debt (includes current maturities of long-term debt)	$320	$—	—%
Long-term debt	6,806	6,216	9%
Total debt [1]	7,126	6,216	15%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	19,687	20,235	(3)%
AOCI, net of tax	3,295	1,251	163%
Total stockholders’ equity	$22,982	$21,486	7%
Total capitalization including AOCI	$30,108	$27,702	9%
Debt to stockholders’ equity	31%	29%
Debt to capitalization	24%	22%

[1]	Total debt of the Company excludes $190 and $314 of consumer notes as of September 30, 2012 and December 31, 2011, respectively.
The Hartford’s total capitalization increased $2.4 billion, or 9%, from December 31, 2011 to September 30, 2012 due to increases in total debt and AOCI, net of tax, partially offset by decreases in stockholders' equity, excluding AOCI. The decrease in stockholders’ equity, excluding AOCI, was primarily due to the repurchase of outstanding warrants held by Allianz for $300.
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
On February 5, 2013, Moody's Investors Service affirmed the insurance financial strength ratings of Hartford Fire Insurance Company, Hartford Life Insurance Company and Hartford Life & Accident Insurance Company. Moody's downgraded the insurance financial strength ratings of Hartford Life and Annuity Insurance Company to Baa2 from A3.  The outlook for all of the ratings is stable.
On March 1, 2013 A.M. Best affirmed the issuer credit ratings of the HFSG Holding Company and the financial strength ratings of Hartford Fire Insurance Company and changed the outlook to stable. A.M. Best downgraded the financial strength ratings of Hartford Life Insurance Company, Hartford Life and Accident Insurance Company and Hartford Life and Annuity Insurance Company to A- from A and changed outlook to stable.
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of March 1, 2013.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A-	A-	A-	A3
Hartford Life and Accident Insurance Company	A-	A-	A-	A3
Hartford Life and Annuity Insurance Company	A-	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB	BBB	Baa3
Commercial paper	AMB-2	F2	A-2	P-3
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

Item 4. CONTROLS AND PROCEDURES
Sale of Individual Life Business
On September 27, 2012, the Company announced it had entered into a definitive agreement to sell its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (the “Transaction”).
Restatement
Based on accounting review and validation procedures performed in connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Original Form 10-Q, the Company identified that the impact of certain reinsurance recoverable balances associated with the Transaction was incorrectly omitted in determining the estimated gain or loss on disposition associated with the Transaction. As a result of such identification, the Company concluded that it would be necessary to recognize an estimated pre-tax loss on the Transaction of $533, comprised of the impairment of goodwill attributed to the Individual Life business of $342 and a loss accrual for premium deficiency of $191, which should have been recorded in the third quarter of 2012. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments.
Evaluation of disclosure controls and procedures
In connection with this restatement, the Company reevaluated its disclosure controls and procedures as of September 30, 2012. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), have concluded that, solely for reasons discussed below under “Description of Material Weakness at September 30, 2012,” the Company's disclosure controls and procedures were not effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2012.
Description of Material Weakness at September 30, 2012
The Company did not maintain effective controls over the determination of the estimated gain or loss on disposition related to the Transaction. Specifically, the impact of certain reinsurance recoverable balances associated with the Transaction was incorrectly omitted in determining the estimated gain or loss on disposition associated with the Transaction. As a result, the Company did not accurately calculate the impact of the Transaction at September 30, 2012, including the related impairment of goodwill and a loss accrual for premium deficiency. The Company's financial statements for the three and nine month periods ending September 30, 2012 in this Amendment No. 1 on Form 10-Q have been restated to reflect the correction of this error.
Remediation Actions Relating to Material Weakness
The Company performed its planned year-end procedures, which included accounting review and validation procedures performed by management and accounting operations professionals. These procedures included a detailed evaluation of the impact to general ledger accounts associated with the Transaction to ensure the accuracy of the reinsurance loss on disposition of business calculation associated with the Transaction and resulted in the identification of the error described in more detail above under “Restatement.” For future transactions involving the purchase or sale of a business, the Company will perform these accounting review and validation procedures upon signing of a purchase or sale agreement.
Changes in internal control over financial reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter (the three months ended September 30, 2012) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. See discussion above for remediation actions subsequent to September 30, 2012.

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

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	March 1, 2013	/s/ Robert H. Bateman
Robert H. Bateman
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2012
FORM 10-Q/A
EXHIBITS INDEX

Exhibit No.	Description
2.01
Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. dated as of September 4, 2012. (incorporated by reference to Exhibit 2.01 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2012 filed on November 1, 2012).

2.02
Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford Financial Services Group, Inc. dated as of September 27, 2012. (incorporated by reference to Exhibit 2.01 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2012 filed on November 1, 2012).

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