Form 10-K
period 2012-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2013-03-01
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
6.10% Notes due October 1, 2041
7.875% Fixed-to-Floating Rate Junior Subordinated Debentures due 2042
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $7.6 billion, based on the closing price of $17.63 per share of the Common Stock on the New York Stock Exchange on June 30, 2012.
As of February 21, 2013, there were outstanding 436,598,310 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive and legislative developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”). Future developments may not be in line with management’s expectations or have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

•
challenges related to the company's current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns, a sustained low interest rate environment, higher tax rates and other potentially adverse developments on financial, commodity and credit markets and consumer and business spending and investment and the effect of these events on our returns in investment portfolios and our hedging costs associated with our variable annuities business;

•
the risks, challenges and uncertainties associated with our capital management plan and our strategic realignment to focus on our property and casualty, group benefits and mutual fund businesses, place our Individual Annuity business into run-off and the sale of the Individual Life, Woodbury Financial Services and the Retirement Plans businesses;

•	execution risk related to the continued reinvestment of our investment portfolios and refinement of our hedge program for our run-off annuity block;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

•	the possibility of unfavorable loss development including with respect to long-tailed exposures;

•	the possibility of a pandemic, earthquake, or other natural or man-made disaster that may adversely affect our businesses;

•
weather and other natural physical events, including the severity and frequency of storms, hail, winter storms, hurricanes and tropical storms, as well as climate change and its potential impact on weather patterns;

•	risk associated with the use of analytical models in making decisions in key areas such as underwriting, capital, reserving, and catastrophe risk management;

•	the uncertain effects of emerging claim and coverage issues;

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

•	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	volatility in our earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of economic value;

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

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which, among other effects, vests a Financial Services Oversight Council with the power to designate “systemically important” institutions, will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, and created a new “Federal Insurance Office” within the U.S. Department of the Treasury (“Treasury”);

•	unfavorable judicial or legislative developments;

•
the potential effect of other domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;

•	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;

•
the Company’s ability to maintain the availability of its systems and safeguard the security of its data in the event of a disaster, cyber or other information security incident or other unanticipated event;

•	the risk that our framework for managing operational risks may not be effective in mitigating material risk and loss to the Company;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of changes in federal or state tax laws;

•	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the impact of any future errors in financial reporting;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and

•	other factors described in such forward-looking statements.
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

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is an insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of property and casualty insurance and investment products to both individual and business customers in the United States of America. Also, The Hartford continues to manage life and annuity products previously sold. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. At December 31, 2012, total assets and total stockholders’ equity of The Hartford were $298.5 billion and $22.4 billion, respectively.
Organization
The Hartford strives to maintain and enhance its position as a market leader within the financial services industry. The Company sells diverse and innovative products through multiple distribution channels to consumers and businesses. The Company seeks on an ongoing basis to develop and expand its distribution channels, achieving cost efficiencies through economies of scale and improved technology, and capitalizes on its brand name and The Hartford Stag Logo, one of the most recognized symbols in the financial services industry.
In 2012, The Hartford concluded an evaluation of its strategy and business portfolio. The Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. The objective of this realignment is to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility. As a result, the Company completed the sales of its Retirement Plans and Individual Life businesses in January 2013 and in 2012, the Company sold Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS") an indirect wholly-owned broker-dealer subsidiary, and placed its annuity businesses into runoff.
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
Reporting Segments
The Hartford currently conducts business principally in six reporting segments including Property & Casualty Commercial, Consumer Markets, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution (formerly Life Other Operations), as well as a Corporate category. The Hartford includes in its Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities; and certain purchase accounting adjustments and other charges not allocated to the reporting segments.
The following discussion describes the principal products and services, marketing and distribution, and competition of The Hartford's reporting segments. For further discussion on the reporting segments, including financial disclosures of revenues by product line, geographical revenue, net income (loss), and assets for each reporting segment, see Note 4 of Notes to Consolidated Financial Statements.

Property & Casualty Commercial
Principal Products and Services
Property & Casualty Commercial provides workers’ compensation, property, automobile, liability and umbrella coverages under several different products, primarily throughout the United States, within its standard commercial lines, which consists of The Hartford’s small commercial and middle market lines of business. Additionally, a variety of customized insurance products and risk management services including workers’ compensation, automobile, general liability, professional liability, livestock and specialty casualty coverages are offered through the segment’s specialty lines.
Standard commercial lines seeks to offer products with coverage options and customized pricing based on the policyholder’s individualized risk characteristics. For small businesses, those businesses whose annual payroll is under $5 and whose revenue and property values are less than $15 each, property and liability coverages are bundled as part of a single multi-peril package policy marketed under the Spectrum name. Medium-sized businesses, companies whose payroll, revenue and property values exceed the small business definition, are served within middle market. The middle market line of business provides workers’ compensation, property, automobile, liability, umbrella fidelity, surety and marine coverages.
Within the specialty lines, a significant portion of the specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. The specialty casualty business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. Captive and Specialty Programs provide tailored property and casualty programs primarily to customers with common risk characteristics and those seeking a loss sensitive solution.
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
Competition
In the small commercial marketplace, The Hartford competes against a number of large national carriers, as well as regional carriers in certain territories. Competitors include other stock companies, mutual companies and other underwriting organizations. The small commercial market has become increasingly competitive as carriers seek to differentiate themselves through product expansion, price reduction, enhanced service and cutting-edge technology. Larger carriers such as The Hartford have improved their pricing sophistication and ease of doing business with agents through the use of predictive modeling tools and automation which speeds up the process of evaluating a risk and quoting new business.
Written premium growth rates in the small commercial market have slowed in recent years and underwriting margins have been pressured by increases in loss costs, particularly in workers’ compensation, and higher catastrophes. A number of companies have sought to grow their business by increasing their underwriting appetite, appointing new agents and expanding business with existing agents. Also, carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts as small commercial business has generally been less price-sensitive.
Middle market business is characterized as “high touch” and involves case-by-case underwriting and pricing decisions. The pricing of middle market accounts is prone to significant variation or cyclicality over time, with sensitivity to legislative and macro-economic forces. Over the last several years, there has been a reduction in average premium size as shrinking company payrolls, smaller auto fleets, and fewer business locations depress insurance exposures. Additionally, various state legislative reforms in recent years designed to control workers compensation indemnity costs have led to rate reductions in many states. These factors, characterized by highly competitive pricing on new business, have resulted in more new business opportunities in the marketplace as customers shop their policies for a lower price. In the face of this competitive environment, The Hartford continues to maintain a disciplined underwriting approach. To gain a competitive advantage in this environment, carriers are improving automation with agents and brokers, increasing pricing sophistication, and enhancing their product offerings. These enhancements include industry specialization, with The Hartford and other national carriers tailoring products and services to specific industry verticals such as technology, health care and renewable energy.

In the surety business, favorable underwriting results over the past couple of years have led to increased competition for market share, setting the stage for potential written price decreases. Driven by the upheaval in the credit markets, new private construction activity has declined dramatically, resulting in lower demand for contract surety business.
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
For specialty casualty businesses, written pricing competition continues to be significant, particularly for the larger individual accounts. Carriers are aggressively negotiating renewals with customers by initiating the renewal process well in advance of the policy renewal date, to improve retention, reducing new business opportunities within the marketplace. Within the national account business, as the market firms, more insureds may opt for loss-sensitive products in lieu of guaranteed cost policies.
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
In the commercial marketplace, the weak economy has prompted carriers to offer differentiated products and services as a means of gaining a competitive advantage. In addition to the initiatives specific to each of The Hartford’s Property & Casualty Commercial lines of business noted above, the Company is leveraging its diverse product, service and distribution capabilities to deliver differentiated value in the market, while simultaneously increasing its ability to access its own diverse customer base for new product sales.
Consumer Markets
Principal Products and Services
Consumer Markets provides standard automobile, homeowners and home-based business coverages to individuals across the United States, including a special program designed exclusively for members of AARP (“AARP Program”). The Hartford's auto and homeowners products provide coverage options and customized pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, these customers represent a significant portion of the total Consumer Markets' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.8 billion, $2.8 billion and $2.9 billion in 2012, 2011 and 2010, respectively. Consumer Markets also operates a member contact center for health insurance products offered through the AARP Health program, with the current agreement in place through 2018.

Marketing and Distribution
Consumer Markets reaches diverse customers through multiple distribution channels including direct sales to the consumer, brokers and independent agents. In direct sales to the consumer, the Company markets its products through a mix of media, including direct mail and e-commerce marketing, television and advertising, both digitally and in publications. Most of Consumer Markets' direct sales to the consumer are associated with its exclusive licensing arrangement with AARP, with the current agreement in place until January 1, 2020, to market automobile, homeowners and home-based business insurance products to AARP's approximately 37 million members. This agreement provides Consumer Markets with an important competitive advantage given the number of “baby boomers” over age 50, many of whom become AARP members.
Consumer Markets is also focused on targeting specific customer groups and writing business through partnerships and affinities other than AARP. The Company has affinity agreements with the American Kennel Club, Sierra Club, the National Wildlife Federation and Direct Selling Association. In addition to selling product through its relationship with AARP and other affinities, the Company markets direct to the consumer within select underwriting markets, acquired through partnerships or list acquisitions, and to consumers in geographies where it is especially competitive.
The agency channel provides customized products and services to customers through a network of independent agents in the standard personal lines market. These independent agents are not employees of The Hartford. During 2011 and 2012, the Company completed the rollout of its Open Road Advantage auto product and its Hartford Home Advantage homeowners' product.

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
Group Benefits
Principal Products and Services
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
In addition to the products and services traditionally offered within each of its lines of business, Group Benefits offers The Hartford Productivity Advantage (“THPA”), a single-company solution for leave management, integrating work absence data from the insurer’s short-term and long-term group disability and workers’ compensation insurance with its leave management administration services.
Marketing and Distribution
The Group Benefits distribution network includes an experienced group of Company employees, managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations.
Competition
Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. This line of business focuses on both its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors affecting Group Benefits include the variety and quality of products and services offered, the price quoted for coverage and services, the Company’s relationships with its third-party distributors, and the quality of customer service. In addition, active price competition continues in the marketplace resulting in multi-year rate guarantees being offered to customers. Top tier carriers in the marketplace also offer on-line and self service capabilities to agents and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides opportunities not available to smaller companies.

Mutual Funds
Principal Products and Services
Mutual Funds offers mutual funds for retail accounts such as retirement plans and 529 college savings plans and provides investment-management and administrative services such as product design, implementation and oversight. In 2012, Mutual Funds expanded its relationship with Wellington Management, which serves as the primary sub-advisor for The Hartford’s 57 retail mutual funds, including equity, fixed-income and asset-allocation funds.
Marketing and Distribution
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
Talcott Resolution
Talcott Resolution's business is comprised of runoff business from the Company's U.S. annuity, international annuity, and institutional and private-placement life insurance businesses. Talcott Resolution's mission is to pursue opportunities to reduce the size and risk of the annuity book of business while honoring the Company's obligations to its annuity contractholders. Talcott Resolution manages approximately 1.7 million annuity contracts with account values of approximately $163 billion as of December 31, 2012.
In 2009, the Company suspended international annuity sales in its Japan and European operations and institutional annuity sales in the United States. In March 2012, the Company announced its intention to place its U.S. annuity business into runoff and sell its Retirement Plans and Individual Life businesses. Subsequently, the Company completed the sale of its U.S. individual annuities new business capabilities to Forethought Financial Group and the sale of the administration and operating assets of its private placement life insurance business to Philadelphia Financial Group, Inc. The Talcott Resolution business segment also includes our Retirement Plans and Individual Life businesses that were sold in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements.
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
Further discussion of The Hartford’s property and casualty insurance product reserves, including asbestos and environmental claims reserves, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves, Net of Reinsurance. Additional discussion may be found in the Company’s accounting policies for insurance product reserves within Note 1 of the Notes to Consolidated Financial Statements.

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
For life insurance products, The Hartford is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. As of December 31, 2012 and 2011, the Company’s policy for the largest amount of life insurance retained on any one life by any one of its operations was $10. For the years ended December 31, 2012, 2011 and 2010, the Company did not make any significant changes in the terms under which reinsurance is ceded to other insurers. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in January 2013. See Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of these transactions. In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders, and of the risks associated with variable annuity contract and rider benefits issued by Hartford Life Insurance K.K.'s (“HLIKK”), an indirect wholly owned subsidiary.
For further discussion on reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management. Additional discussion may be found in the Company’s accounting policies for reinsurance within Note 1 of the Notes to Consolidated Financial Statements.
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
In addition to managing the general account assets of the Company, HIMCO is also a SEC registered investment adviser for third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active portfolio management within a disciplined risk framework that seeks to provide value added returns versus peers and benchmarks. As of December 31, 2012 and 2011, the fair value of HIMCO’s total assets under management was approximately $144.1 billion and $164.9 billion, respectively, of which $7.6 billion and $7.1 billion, respectively, were held in HIMCO managed third party accounts.
Enterprise Risk Management
The Company has an enterprise risk management function (“ERM”) that is charged with providing analysis of the Company's risks on an individual and aggregated basis and with ensuring that the Company's risks remain within its risk appetite and tolerances. ERM plays an integral role at The Hartford by fostering a strong risk management culture and discipline. The mission of ERM is to support the Company in achieving its strategic priorities by:

•	Providing a comprehensive view of the risks facing the Company, including risk concentrations and correlations;

•
Helping management define the Company's overall capacity and appetite for risk by evaluating the risk return profile of the business relative to the Company's strategic intent and financial underpinning;

•	Assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with the Company's overall risk philosophy;

•	Communicating and monitoring the firm's risk exposures relative to set limits and recommending, or implementing as appropriate, mitigating strategies; and

•	Providing valuable insight to assist leaders in growing the businesses and achieving optimal risk-adjusted returns within established guidelines.

Enterprise Risk Management Structure and Governance
At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for overseeing the investment activities, financial management, and risk management activities of the Company and its subsidiaries, and all risks that do not fall within the oversight responsibility of any other standing committee. The Audit Committee is responsible for discussing with management risk assessment policies and overseeing enterprise operational risk.
At the corporate level, the Company's Enterprise Chief Risk Officer (“ECRO” or “Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to the Company's Chief Executive Officer (“CEO”). Reporting to the ECRO are the Chief Insurance Risk Officer (“CIRO”), Chief Operational Risk Officer (“CORO”), Chief Market Risk Officer (“CMRO”), Head of Asset Liability Management, and HIMCO Chief Risk Officer. The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company's CEO, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, the divisional Presidents and the General Counsel. The ERCC is responsible for managing the Company's risks and overseeing the enterprise risk management program. The ERCC also manages the capital structure of the enterprise and is responsible the attribution of capital to the lines of business. The ERCC reports to the Board primarily through FIRMCo and through interactions with the Audit Committee.
The Company also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, but are not limited to, the Company and Division Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, Model Oversight Committees (“MOC”) and Operational Risk Committee (“ORC”).
Risk Management Framework
At the Company, risk is managed at multiple levels. The first line of risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for taking and managing risks specific to their business objectives and business environment. In many cases, the second line of risk management is the principal responsibility of ERM. ERM has the responsibility to ensure the Company has insight into its aggregate risk and that risks are managed within the Company's overall risk tolerance. Internal Audit forms the third line of risk management by helping assess and ensure that risk controls are present and effective.
The Company's Risk Management Framework consists of four core elements:

1.
Risk Culture and Governance: The Company has established policies for its major risks and a formal governance structure with leadership oversight and an assignment of accountability and authority. The governance structure starts at the Board and cascades to the ERCC and then to individual risk committees across the Company. In addition, the Company promotes a strong risk management culture and high expectations around ethical behavior.

2.
Risk Identification and Assessment: Through its ERM organization, the Company has developed processes for the identification, assessment, and, when appropriate, response to internal and external risks to the Company's operations and business objectives. Risk identification and prioritization has been established within each area, including processes around emerging risks.

3.
Risk Appetite and Limits: The Company has a formal risk appetite framework that is approved by the Company's ERCC and reviewed by the Board. The risk appetite framework includes risk appetite statements, risk preferences, risk tolerances and an associated limit structure for each of its major insurance and financial risks. These formal limits are encapsulated in formal risk policies that are reviewed at least annually by the ERCC.

4.
Risk Monitoring, Controls and Communication: The Company monitors its major risks at the enterprise level through a number of enterprise reports, including but not limited to, a monthly risk dashboard, tracking the return on risk-capital across products, and regular stress testing. ERM communicates the Company's risk exposures to senior and executive management and the Board, and reviews key business performance metrics, risk indicators, audit reports, risk/control self assessments and risk event data.

Risk Exposures and Quantification
The Company quantifies its enterprise insurance and financial risk exposures using multiple lenses including statutory, economic and, where appropriate, U.S. GAAP. ERM leverages various modeling techniques and metrics to provide a view of the Company's risk exposure in both normal and stressed environments. ERM regularly monitors the Company's risk exposure as compared to defined statutory limits and provides regular reporting to the ERCC.
In order to quantify group capital levels the Company uses an Economic Capital Model (“ECM”) to quantify the value of risk management across the business lines and to advance its risk-based decision-making and optimization across risk and business. The Company also uses the ECM to inform the attribution of risk capital to each line of business. The Company categorizes its main risks as follows in order to achieve a consistent and disciplined approach to quantifying, evaluating, and managing risk:

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
Financial Risk
Financial risk is broadly defined by the Company to include liquidity, interest rate, equity, foreign exchange, and credit risks, all of which have the potential to materially impact the Company's financial condition. Financial risk also includes exposure to events that may cause correlated movement in the above risk factors.
Business Risk
The Company manages its business risk at all levels of the organization. The Company categorizes its business risk as strategic risk and management risk. Strategic risk is defined as the risk to the defined company objectives from adverse developments in the Company's strategy vis-à-vis changing market conditions and competitor actions. Management risk is defined as the risk to defined company objectives from the ineffective or inefficient execution of the Company's strategic and business decisions. Enterprise strategic and management risks are assessed through strategic, business and operating plan reviews, as well as through management self-assessment processes and benchmarking.
For further discussion on risk management, see Part II, Item 7, MD&A - Enterprise Risk Management.
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
Certain of the Company’s life insurance subsidiaries sold variable life insurance, variable annuity, and some fixed guaranteed products that are “securities” registered with the SEC under the Securities Act of 1933, as amended. Some of the products have separate accounts that are registered as investment companies under the Investment Company Act of 1940, as amended (the “1940 Act”), and/or are regulated by state law. Separate account investment products are also subject to state insurance regulation. Moreover, each separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is also registered as an investment company under the 1940 Act (“Underlying Funds”). The Company offers these Underlying Funds and retail mutual funds that are registered with and regulated by the SEC.
In addition, other subsidiaries of the Company sold and distributed the Company’s variable insurance products, Underlying Funds and retail mutual funds as broker dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or in, some instances, state securities administrators. Other entities operate as investment advisers registered with the SEC under the Investment Advisers Act of 1940 and are registered as investment advisers under certain state laws, as applicable. One subsidiary is an investment company registered under the 1940 Act. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.
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
Employees
The Hartford has approximately 22,500 employees as of December 31, 2012.
Available Information
The Hartford makes available, free of charge, on or through its Internet website (http://www.thehartford.com) The Hartford’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after The Hartford electronically files such material with, or furnishes it to, the SEC. None of the information made available on The Hartford’s Internet website shall be deemed to be incorporated by reference herein and the reference to The Hartford's Internet website is provided as an inactive textual reference only. Information filed or furnished to the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website (http://sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the following risk factors, any of which could have a significant or material adverse effect on the business, financial condition, results of operations, or liquidity of The Hartford and could also cause the trading price of our securities, including our common stock and other equity-related securities, to experience significant fluctuations and volatility. However, the risks and uncertainties described below are not the only ones related to our business and The Hartford may also be subject to other general risks that are not specifically enumerated which may have a significant or material adverse effect on the business, financial condition, results of operations or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the Securities and Exchange Commission (“SEC”). The following risk factors are not necessarily listed in order of importance.
Our operating environment remains subject to uncertainty about the timing and strength of an economic recovery. The success of the realignment of our businesses and our capital management plan are subject to material challenges, uncertainties and risks and may not be adequate to mitigate the financial, competitive and other risks associated with our operating environment, which could adversely affect our business, financial condition, results of operations and liquidity.
The significant disruptions and difficult conditions in global economies and capital markets experienced in recent years has cast significant uncertainty regarding the timing and strength of an economic recovery, which may adversely affect our business, financial condition, results of operations and liquidity in 2013. Continued high unemployment, lower family income, higher tax rates, including on small business owners, lower business investment and lower consumer spending have adversely affected or may in the future adversely affect the demand for financial and insurance products, as well as their profitability in some cases. The rate of growth and recovery, including employment levels, from the recession has been below historic levels and a period of slow growth may persist for an extended period of time, which could adversely affect our business, financial condition, results of operations and liquidity.
The success of the realignment of our businesses and our capital management plan remain subject to material challenges, uncertainties and risks. We may not achieve all of the benefits we expect to derive from our plan to repurchase $500 of our equity and reduce our debt by $1 billion over the course of 2013 and 2014 and our decision to focus on our Property and Casualty, Group Benefits and Mutual Fund businesses, place our Individual Annuity business into runoff and sell the Individual Life, Woodbury Financial Services and Retirement Plans businesses. Our capital management plan is subject to execution risks, including, among others, risks related to market fluctuations and investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will in fact complete our capital management plan over the planned time frame or at all. Further, our opportunities to reduce the size and risk of the variable annuity book may be limited and initiatives pursued may not achieve the anticipated benefits. We also may not be able to eliminate expenses associated with the divested businesses in the manner and on the schedule we currently anticipate and we may incur additional restructuring charges. We may take further actions beyond the capital management plan and business realignment, which may include acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity. In addition, we are exposed to execution risk relating to the continued reinvestment of our investment portfolios and the continuing refinement of our hedge programs for our run-off annuity block. If our actions are not adequate, our ability to support the scale of our business and to absorb operating losses and liabilities under our customer contracts could be impaired, which would in turn adversely affect our overall competitiveness and the capital position of the Company.

Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and effects of interest rates and foreign currency, and we expect that market conditions will put pressure on returns in our investment portfolios and that our hedging costs (in particular with respect to our in-force variable annuity blocks) will remain higher than historical levels. Interest rates in recent periods continue to be at or near historically low levels. A sustained low interest rate environment would continue to pressure our net investment income and could result in lower margins, increased pension expense and lower estimated gross profits on certain products. Further, if global economic conditions worsen and real estate valuations drop to new cycle lows, we may experience additional realized and unrealized investment losses, particularly in the real estate and financial services sectors. Negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.
Even if the measures we have taken (or take in the future) are effective to mitigate the risks associated with our current operating environment, they may have unintended consequences. For example, rebalancing our hedging program to protect economic value, while being mindful of statutory surplus, may result in greater earnings volatility under generally accepted accounting principles in the U.S. (“U.S. GAAP”). We could be required to consider actions to manage our capital position and liquidity or further reduce our exposure to market and financial risks. We may also be forced to sell assets on unfavorable terms that could cause us to incur losses or lose the potential for market upside on those assets in a market recovery. We could also face other pressures, such as employee recruitment and retention issues and potential loss of distribution for our products.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates and global real estate market deterioration that may have a material adverse effect on our business, financial condition, results of operations, and liquidity.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations in Mutual Funds and Talcott Resolution, such as U.S. and international variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Such a decline could result in a need for significant additional allocated capital to certain insurance companies due to rating agency and regulatory requirements, including with respect to stress scenarios. Furthermore, certain of our products have guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products and adversely affect our ability to support our other businesses.
Interest rates in recent periods continue to be at or near historically low levels. As noted above, a sustained low interest rate environment would continue to pressure our net investment income and could result in lower margins, increased pension expense and lower estimated gross profits on certain products. In addition, due to the long-term nature of the liabilities within our Talcott Resolution operations, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain products within our Talcott Resolution division might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. Although our products have features such as surrender charges and market-value adjustments, we are subject to disintermediation risk. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses.
Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly or retain historically wide levels over an extended period of time, additional other-than-temporary impairments and decreases in the market value of our investment portfolio will likely result. In addition, losses have also occurred due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company's net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the Japan and U.K. variable annuities. The strengthening of the yen compared with other currencies would substantially increase our exposure to pay yen-denominated obligations. In addition, our foreign currency exchange risk relates to net income from foreign operations, non-U.S. dollar denominated investments, investments in foreign subsidiaries, and our yen-denominated individual fixed annuity product. In general, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses on the yen denominated annuity products. A strengthening of the U.S. dollar compared to foreign currencies will increase our exposure to the U.S. variable annuity guarantee benefits where policyholders have elected to invest in international funds, generating losses and statutory surplus strain.

Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Deterioration in the real estate market in the recent past has adversely affected our business, financial condition, results of operations and liquidity. Significant further deterioration in the real estate market, including increases in property vacancy rates, delinquencies and foreclosures, could result in new cycle lows for market values and have a negative impact on sources of refinancing resulting in reduced market liquidity and higher risk premiums. This could result in impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
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
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable events, including earthquakes, hurricanes, hailstorms, severe winter weather, wind storms, fires, tornadoes, explosions, pandemics and other natural or man-made disasters. The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, tornadoes in the Midwest and Southeast, earthquakes in California and the New Madrid region of the United States, and the spread of disease in metropolitan areas. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. Starting in 2004 and 2005, third-party catastrophe loss models for hurricane loss events have incorporated medium-term forecasts of increased hurricane frequency and severity - reflecting the potential influence of multi-decadal climate patterns within the Atlantic. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the severity of certain natural catastrophe losses across various geographic regions. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes and increase the potency of viral pathogens and bacterial outbreaks that can cause pandemics or adverse mortality trends. Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. Additionally, due to such catastrophes, policyholders may be unable to meet their obligations to pay premiums on our insurance policies or make deposits on our investment products.
Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses. In addition, in part because accounting rules do not permit insurers to reserve for such catastrophic events until they occur, claims from catastrophic events could have a material adverse effect on our business, financial condition, results of operations or liquidity. To the extent that loss experience unfolds or models improve, we will seek to reflect any of these changes in the design and pricing of our products. However, the Company may be exposed to regulatory or legislative actions that prevent a full accounting of loss expectations in the design or pricing of our products or result in additional risk-shifting to the insurance industry.

Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as underwriting, capital, hedging, reserving, and catastrophe risks, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, hedging, reinsurance, and catastrophe risk. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The modeled outputs and related analyses are subject to the inherent limitations of any statistical analysis, including the use of historical internal and industry data and assumptions. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or our estimates of the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
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
State insurance departments that regulate us often propose premium rate changes for the benefit of the consumer at the expense of the insurer and may not allow us to reach targeted levels of profitability. In addition to regulating rates, certain states have enacted laws that require a property and casualty insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations and other residual market plans, or to offer coverage to all consumers and often restrict an insurer's ability to charge the price it might otherwise charge or restrict an insurer's ability to offer or enforce specific policy deductibles. In these markets, we may be compelled to underwrite significant amounts of business at lower than desired rates or accept additional risk not contemplated in our existing rates, participate in the operating losses of residual market plans or pay assessments to fund operating deficits of state-sponsored funds, possibly leading to unacceptable returns on equity. The laws and regulations of many states also limit an insurer's ability to withdraw from one or more lines of insurance in the state, except pursuant to a plan that is approved by the state's insurance department. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Any of these factors could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
We conduct the vast majority of our business through licensed insurance company subsidiaries. Accounting standards and statutory capital and reserve requirements for these entities are prescribed by the applicable insurance regulators and the National Association of Insurance Commissioners (“NAIC”). Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital formulas for both life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits. The RBC formula for property and casualty companies adjusts statutory surplus levels for certain underwriting, asset, credit and off-balance sheet risks. Our international operations are subject to regulation in the relevant jurisdiction in which they operate, which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios will generally increase. This may be offset, however, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could also increase, lowering RBC ratios. For example, while our property and casualty companies are expected to generate statutory surplus in 2013, our life companies' statutory surplus, excluding the statutory surplus gain from the dispositions of Individual Life and Retirement Plans, is expected to be flat to positive in 2013, which while an improvement over 2012 is challenged due to continued low interest rates and high loss cost trends in Group Benefits. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
Financial strength and credit ratings, including commercial paper ratings, are important in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency, general economic conditions, and circumstances outside the rated company's control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, at their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency's judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.
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

Our credit ratings also affect our cost of capital. A downgrade or a potential downgrade of our credit ratings could make it more difficult or costly to refinance maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the financial strength ratings of our principal insurance subsidiaries. Downgrades could begin to trigger potentially material collateral calls on certain of our derivative instruments and counterparty rights to terminate derivative relationships, both of which could limit our ability to purchase additional derivative instruments. These events could materially adversely affect our business, financial condition, results of operations and liquidity. For a further discussion of potential impacts of ratings downgrades on derivative instruments, including potential collateral calls, see the "Capital Resources and Liquidity - Derivative Commitments" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Our adjustment of our risk management program relating to products we offered with guaranteed benefits to emphasize protection of economic value will likely result in greater U.S. GAAP volatility in our earnings and potentially material charges to net income (loss) in periods of rising equity market pricing levels.
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) associated with in-force variable annuities. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions experienced in recent years, we adjusted our risk management program to place greater relative emphasis on the protection economic value. This shift in relative emphasis has resulted in greater U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, lower interest rates, rises in volatility and weakening of the yen against other currencies. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and in turn may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity.
The following financial instruments are carried at fair value in the Company's consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, and separate account assets. The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Evaluation of available-for-sale securities for other-than-temporary impairment involves subjective determinations and could materially impact our business, financial condition, results of operations and liquidity.
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether a credit and/or non-credit impairment exists and whether an impairment should be recognized in current period earnings or in other comprehensive income. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company currently uses its best estimate of cash flows over the life of the security. In addition, estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to:

•	the length of time and the extent to which the fair value has been less than cost or amortized cost;

•	changes in the financial condition, credit rating and near-term prospects of the issuer;

•	whether the issuer is current on contractually obligated interest and principal payments;

•	changes in the financial condition of the security's underlying collateral;

•	the payment structure of the security;

•	the potential for impairments in an entire industry sector or sub-sector;

•	the potential for impairments in certain economically depressed geographic locations;

•	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

•	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities;

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
Issuers or borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, government intervention or other reasons. Such defaults could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity. Additionally, the underlying assets supporting our structured securities or loans may deteriorate causing these securities or loans to incur losses.

Our investment portfolio includes securities backed by real estate assets the value of which have been adversely impacted by the recent recessionary period, high unemployment rates and the associated property value declines, ultimately resulting in a reduction in expected future cash flows for certain securities. The Company also has exposure to European based issuers of securities and providers of reinsurance, as well as indirect European exposure resulting from the variable annuity products that it has sold in Japan and the United Kingdom. Further details of the European private and sovereign issuers held within the investment portfolio and indirect variable annuity exposures can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management - European Exposure.
Further property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A - Enterprise Risk Management - Other-Than-Temporary Impairments, or a worsening of global economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.
To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government, and the Government of Japan. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, the Company's credit concentration risk could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies.
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its universal and variable life and variable annuity products. These costs are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and GMIB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns in excess of amounts credited to policyholders, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity and variable universal life contracts, and increase reserves for GMDB and GMIB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business and could be adversely impacted by any efforts made by the Company to limit risk. If it is determined that the goodwill has been impaired, the Company must write down the goodwill by the amount of the impairment, with a corresponding charge to net income (loss). These write downs could have a material adverse effect on our results of operations or financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the business including the ability to generate capital gains, to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on realized capital losses, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) is also limited. Although TRIPRA provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under TRIPRA, once our losses exceed 20% of our subject commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $1.2 billion for 2013. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. It is also possible that future legislative action could change TRIPRA, which is due to expire at the end of 2014, unless extended.
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

We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently seek to reduce the effect of losses that may arise from catastrophes to transfer other risks that can cause unfavorable results of operations, or to effect the sale of one line of business to an independent company through reinsurance. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or choose to dispute their contractual obligations by the time their financial obligations become due. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our results of operations. In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Historically, reinsurance pricing has changed significantly from time to time. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop to the extent possible other alternatives to reinsurance. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Competitive activity may adversely affect our market share and financial results, which could have a material adverse effect on our business and results of operations.
The insurance industry is highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and mutual funds. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. Because of the highly competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing, distributing and providing investment advisory services in relation to our products through current and future distribution channels and advisory firms.
We distribute our insurance products and mutual funds through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, wholesalers, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through or in connection with individual third-party arrangements. For example, we market our Consumer Markets products in part through an exclusive licensing arrangement with AARP that continues through January 2020. Our ability to distribute products through affinity partners may be adversely impacted by membership levels and the pace of membership growth. In December 2011, we entered into a 5-year agreement with Wellington Management Company as the preferred sub-advisor for The Hartford Mutual Funds. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties, including potentially as a result of a strategic transaction, could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
The impact of regulatory initiatives, including the enactment of the Dodd-Frank Act, could have a material adverse impact on our business, financial condition, results of operations and liquidity.
Regulatory developments relating to the recent financial crisis may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (“FDIC”), the NYSE and the Financial Industry Regulatory Authority, Inc. (“FINRA”) are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.

Certain provisions of the Dodd-Frank Act will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: the new “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC published a final rule setting forth the process they propose to follow when designating systemically important nonbank financial companies in April 2012. Based on its most current financial data, The Hartford is below the initial quantitative thresholds that will be used to determine which nonbank companies merit consideration. The FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review.
If we are designated as a systemically important institution, we could be subject to higher capital requirements and additional regulatory oversight imposed by the Federal Reserve, as well as to post-event assessments imposed by the FDIC to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, in certain circumstances the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer's state regulator fails to act. If designated, we could also be subject to increased capital requirements or quantitative limits with respect to our sponsorship of and investments in private equity and hedge funds, which could limit our discretion in managing our general account. The Federal Reserve issued a proposed rule in December 2011 that would apply capital and liquidity requirements, single-counterparty credit limits, and stress testing and risk management requirements to systemically important institutions, and subject such institutions to an early remediation regime based on these requirements. The Federal Reserve has noted that they may tailor the application of the proposed rule to the particular attributes of systemically important nonbank financial companies. If The Hartford were to be designated as systemically important by the FSOC, these requirements could apply to The Hartford. However, it is not yet clear how or to what extent these requirements would be applied to systemically important nonbank financial companies.
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
In addition, future regulatory initiatives could be adopted at the federal or state level that could impact the profitability of our businesses. For example, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased statutory capital and reserve requirements.
Further, because these laws and regulations are complex and sometimes inexact, there is also a risk that any particular regulator's or enforcement authority's interpretation of a legal, accounting, or reserving issue may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may not be consistent with the opinion of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating and/or tax costs.
In addition, our international operations are subject to regulation in the relevant jurisdictions in which they operate (primarily the Japan Financial Services Agency, the Central Bank of Ireland and the United Kingdom Financial Services Authority), which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.

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
Moreover, as a holding company that is separate and distinct from our insurance subsidiaries, we have no significant business operations of our own. Therefore, we rely on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. These obligations include payments on our debt securities and the payment of dividends on our capital stock. The Connecticut insurance holding company laws limit the payment of dividends by Connecticut-domiciled insurers. In addition, these laws require notice to and approval by the state insurance commissioner for the declaration or payment by those subsidiaries of any dividend which, together with other dividends or distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer's policyholder surplus as of December 31 of the preceding year, or

•	net income, or net gain from operations if the subsidiary is a life insurance company, for the previous calendar year, in each case determined under statutory insurance accounting principles.
In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer's earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which our insurance subsidiaries are incorporated, or deemed commercially domiciled, generally contain similar, and in some instances more restrictive, limitations on the payment of dividends. Dividends paid to us by our insurance subsidiaries are further dependent on their cash requirements. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources & Liquidity.
Our rights to participate in any distribution of the assets of any of our subsidiaries, for example, upon their liquidation or reorganization, and the ability of holders of our common stock to benefit indirectly from a distribution, are subject to the prior claims of creditors of the applicable subsidiary, except to the extent that we may be a creditor of that subsidiary. Claims on these subsidiaries by persons other than us include, as of December 31, 2012, claims by policyholders for benefits payable amounting to $111.9 billion, claims by separate account holders of $141.6 billion, and other liabilities including claims of trade creditors, claims from guaranty associations and claims from holders of debt obligations, amounting to $14.4 billion.
Holders of our capital stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. As of December 31, 2012, there were 575,000 shares of our Series F Preferred Stock issued and outstanding. Under the terms of the Series F Preferred Stock, our ability to declare and pay dividends on or repurchase our common stock will be subject to restrictions in the event we fail to declare and pay (or set aside for payment) full dividends on the Series F Preferred Stock.
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
We use computer systems to process, store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems or third-parties firms to maintain our systems. Our business is highly dependent on our ability, and the ability of certain third parties, to access these systems to perform necessary business functions, including, without limitation, conducting our financial reporting and analysis, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios and hedging programs.
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
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. While, to date, The Hartford has not experienced a material breach of cybersecurity, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, denial of service and other cyber-attacks or other security breaches to our computer systems. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.
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
Our framework for managing operational risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties. We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of operational risks can fail for a number of reasons, including design failure, systems failure, failures to perform, cyber security attacks, human error, or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.

If we experience difficulties arising from outsourcing relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.
As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. If third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations, including, but not limited to, policyholder obligations, increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operation and liquidity.”
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity. For instance, the steps taken by the federal government to avoid automatic tax increases and spending cuts that would have gone into effect on January 1, 2013 will result in higher tax rates, including for many small business owners who are already preparing for increased costs associated with healthcare reform. This may cause small businesses to hire fewer workers and decrease investment in their businesses, including purchasing vehicles, property and equipment, which could adversely affect our business, financial condition, results of operations and liquidity. Conversely, if income tax rates decline it could adversely affect the Company's ability to realize the benefits of its deferred tax assets.
Many of the products that the Company previously sold benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company previously sold individual life insurance policies that benefit from the deferral or elimination of taxation on earnings accrued under the policy, as well as permanent exclusion of certain death benefits that may be paid to policyholders' beneficiaries. We also sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. The Company also benefits from certain tax items, including but not limited to, tax-exempt bond interest, dividends received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions.
Because the Company no longer sells individual life insurance, changes in the future taxation of life insurance and/or annuity contracts will not adversely impact future sales. If, however, the treatment of earnings accrued inside a life or annuity contract was changed prospectively, and the taxation of current contracts was grandfathered, it would make running off our existing annuity business more difficult. Furthermore, changes to the taxation of tax exempt bonds could limit our investment choices and depress portfolio yields. Lastly, there could be changes in the taxation of reserving methodologies for P&C companies that could increase our taxes.
Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, the Obama Administration proposed federal budget released in February 2012 entitled FY 2013, Budget of the United States Government included among many other proposals, a proposal which, if enacted, would have adversely affected the amount of the dividends received deduction the Company currently enjoys. If this proposal were included in the federal budget proposal for FY 2014 and subsequently enacted, the Company's actual tax expense could increase, reducing earnings. Although the specific form of FY 2014 budget and any related legislation is uncertain, any such legislation could include provisions that lessen or eliminate some or all of the tax advantages currently benefiting the Company and/or its policyholders or not provide for grandfathering the current tax treatment of existing life and annuity products. This could occur in the context of deficit reduction or other tax reform. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.

Regulatory requirements could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider such factors as the financial strength of the applicant, the acquirer's plans for the future operations of the domestic insurer, and any such additional information as the insurance commissioner may deem necessary or appropriate for the protection of policyholders or in the public interest. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing 10 percent or more of the voting securities of the domestic insurer or its parent company. Because a person acquiring 10 percent or more of our Common Stock would indirectly control the same percentage of the stock of our U.S. insurance subsidiaries, the insurance change of control laws of various U.S. jurisdictions would likely apply to such a transaction. Other laws or required approvals pertaining to one or more of our existing subsidiaries, or a future subsidiary, may contain similar or additional restrictions on the acquisition of control of the Company. These laws may discourage potential acquisition proposals and may delay, deter, or prevent a change of control, including transactions that our Board of Directors and some or all of our shareholders might consider to be desirable.
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
In connection with the restatement of our results for the three and nine month period ended September 30, 2012, we identified a material weakness, since remediated, in our internal control over financial reporting and an ineffectiveness in our disclosure controls and procedures. Future material weaknesses could lead to errors in our financial statements that could require a restatement or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price and that of our other securities.
In connection with the restatement of our results for the three and nine month period ended September 30, 2012 and the filing of an amendment to our Quarterly Report on Form 10-Q for such period, we identified a material weakness in our internal control over financial reporting and that our disclosure controls for that same period were ineffective. We have since remediated such material weakness in internal control over financial reporting and in our disclosure controls and procedures, and as of December 31, 2012, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective within the meaning of Exchange Act Rule 13a-15(e) and that our internal control over financial reporting was effective, taking into account the steps taken to address such material weakness. Further material weaknesses in internal control over financial reporting or ineffectiveness in disclosure controls and procedures could result in errors in our financial statements or untimely filings, which could cause investors to lose confidence in our reported financial information, and a decline in our stock price and that of our other securities.
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party's intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES
As of December 31, 2012, The Hartford owned building space of approximately 3.1 million square feet, of which approximately 2.7 million square feet comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2012, The Hartford leased approximately 2.5 million square feet, throughout the United States of America, and approximately 43 thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all six reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business of The Hartford — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

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
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company's experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no discovery having been taken and no substantive legal decisions by the court defining the scope of the potentially available damages. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
Mutual Funds Litigation - In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. HIFSCO disputes the allegations and intends to defend vigorously.
Asbestos and Environmental Claims - As discussed in Part II, Item 7, MD&A - Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance - Reserving for Asbestos and Environmental Claims within Property & Casualty Other Operations, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford's consolidated operating results, financial condition and liquidity.
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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2012
Common Stock Price
High	$22.02	$21.95	$20.34	$22.88
Low	$16.37	$16.10	$15.93	$19.41
Dividends Declared	$0.10	$0.10	$0.10	$0.10
2011
Common Stock Price
High	$30.80	$28.97	$27.05	$20.27
Low	$24.75	$23.81	$15.82	$14.92
Dividends Declared	$0.10	$0.10	$0.10	$0.10
On February 28, 2013, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on April 1, 2013 to common shareholders of record as of March 11, 2013 and a dividend of $18.125 on each share of Series F preferred stock payable on April 1, 2013 to shareholders of record as of March 15, 2013.
As of February 21, 2013, the Company had approximately 183,800 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 21, 2013 was $23.70.
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
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) [2]
October 1, 2012 – October 31, 2012	2,606	[1]	$16.78	—	$—
November 1, 2012 – November 30, 2012	7,200	[1]	$21.71	—	$—
December 1, 2012 – December 31, 2012	852	[1]	$20.94	—	$—
Total	10,658		$20.44	—	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

[2]
On January 31, 2013 the Company’s Board of Directors authorized a $500 equity repurchase program. The Company’s repurchase authorization, which expires on December 31, 2014, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Total Return to Shareholders
The following tables present The Hartford’s annual percentage return and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the Years Ended
Company/Index	2008	2009	2010	2011	2012
The Hartford Financial Services Group, Inc.	(79.99)%	43.91%	14.89%	(37.55)%	41.01%
S&P 500 Index	(37.00)%	26.46%	15.06%	2.11%	16.00%
S&P Insurance Composite Index	(58.14)%	13.90%	15.80%	(8.28)%	19.09%

Cumulative Five-Year Total Return
	Base
	Period	For the Years Ended
Company/Index	2007	2008	2009	2010	2011	2012
The Hartford Financial Services Group, Inc.	$100	20.01	28.80	33.09	20.66	29.13
S&P 500 Index	$100	63.00	79.67	91.67	93.60	108.58
S&P Insurance Composite Index	$100	41.86	47.68	55.21	50.64	60.31

150
100
50
0
Dec 2007
Dec 2008
Dec 2009
Dec 2010
Dec 2011
Dec 2012
The Hartford Financial Services Group, Inc.
S&P 500 Index
S&P Insurance Composite Index

Item 6.	SELECTED FINANCIAL DATA
(In millions, except for per share data and combined ratios)

	2012	2011	2010	2009	2008
Income Statement Data
Earned premiums	$13,631	$14,088	$14,055	$14,424	$15,503
Fee income	4,432	4,750	4,748	4,547	5,103
Net investment income (loss):
Securities available-for-sale and other	4,237	4,272	4,364	4,017	4,327
Equity securities, trading	4,565	(1,359)	(774)	3,188	(10,340)
Total net investment income (loss)	8,802	2,913	3,590	7,205	(6,013)
Net realized capital losses:
Total other-than-temporary impairment (“OTTI”) losses	(389)	(263)	(852)	(2,191)	(3,964)
OTTI losses recognized in other comprehensive income	40	89	418	683	—
Net OTTI losses recognized in earnings	(349)	(174)	(434)	(1,508)	(3,964)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(362)	29	(177)	(496)	(1,941)
Total net realized capital losses	(711)	(145)	(611)	(2,004)	(5,905)
Other revenues	258	253	267	261	249
Total revenues	26,412	21,859	22,049	24,433	8,937
Benefits, losses and loss adjustment expenses	13,250	14,625	13,025	13,831	14,088
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	4,564	(1,359)	(774)	3,188	(10,340)
Amortization of deferred policy acquisition costs and present value of future profits	1,988	2,444	1,692	3,125	3,049
Insurance operating costs and other expenses	5,237	5,310	5,326	5,358	5,643
Loss on extinguishment of debt	910	—	—	—	—
Reinsurance loss on disposition, including goodwill impairment of $342	533	—	—	—	—
Interest expense	457	508	508	476	343
Goodwill impairment	—	30	—	32	745
Total benefits, losses and expenses	26,939	21,558	19,777	26,010	13,528
Income (loss) from continuing operations before income taxes	(527)	301	2,272	(1,577)	(4,591)
Income tax expense (benefit)	(494)	(325)	572	(812)	(1,817)
Income (loss) from continuing operations, net of tax	(33)	626	1,700	(765)	(2,774)
Income (loss) from discontinued operations, net of tax	(5)	86	(64)	(4)	10
Net income (loss)	(38)	712	1,636	(769)	(2,764)
Preferred stock dividends and accretion of discount	42	42	515	127	8
Net income (loss) available to common shareholders	$(80)	$670	$1,121	$(896)	$(2,772)
Balance Sheet Data
Separate account assets	$141,569	$143,870	$159,742	$150,394	$130,184
Total assets	298,513	302,609	316,789	306,035	285,665
Total debt (including capital lease obligations)	7,126	6,216	6,607	5,839	6,221
Separate account liabilities	141,569	143,870	159,742	150,394	130,184
Common equity, excluding AOCI	19,048	19,679	19,188	16,696	15,135
Preferred Stock	556	556	556	2,960	—
AOCI, net of tax	2,843	1,251	(990)	(3,472)	(7,785)
Total stockholders’ equity	22,447	21,486	18,754	16,184	7,350
Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$(0.17)	$1.31	$2.75	$(2.58)	$(9.07)
Diluted	(0.17)	1.22	2.53	(2.58)	(9.07)
Net income (loss) available to common shareholders per common share
Basic	$(0.18)	$1.51	$2.60	$(2.59)	$(9.04)
Diluted	(0.18)	1.40	2.40	(2.59)	(9.04)
Cash dividends declared per common share	0.40	0.40	0.20	0.20	1.91
Other Data
Total revenues, excluding net investment income on equity securities, trading	$21,847	$23,218	$22,823	$21,245	$19,277
Unlock benefit (charge), after-tax	$31	$(473)	$93	$(846)	$(795)
Total investments, excluding equity securities, trading	$105,317	$104,449	$98,175	$93,235	$89,287

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of December 31, 2012, compared with December 31, 2011, and its results of operations for each of the three years in the period ended December 31, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page F-1. The Hartford made changes to its reporting segments in 2012 to reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. Accordingly, segment data for prior reporting periods has been adjusted to reflect the new segment reporting; see Note 4 of the Notes to Consolidated Financial Statement for further discussion. Additionally, certain reclassifications have been made to prior year financial information to conform to the current year presentation.
On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard. For further information regarding the effect of adoption of this accounting standard, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.
INDEX

Description	Page

Consolidated Results of Operations	36

Outlooks	39

Critical Accounting Estimates	41

The Hartford’s Operations Overview	68

Investment Results	73

Property & Casualty Commercial	76

Group Benefits	84

Consumer Markets	79

Mutual Funds	86

Talcott Resolution	87

Property & Casualty Other Operations	83

Corporate	90

Enterprise Risk Management	91

Capital Resources and Liquidity	122

Impact of New Accounting Standards	134

CONSOLIDATED RESULTS OF OPERATIONS

Net income (loss) by segment	2012	2011	2010	Increase (Decrease) From 2011 to 2012	Increase (Decrease) From 2010 to 2011
Property & Casualty Commercial	$547	$526	$1,007	$21	$(481)
Consumer Markets	166	7	125	159	(118)
Property & Casualty Other Operations	57	(117)	(53)	174	(64)
Group Benefits	129	92	188	37	(96)
Mutual Funds	71	98	132	(27)	(34)
Talcott Resolution	1	540	672	(539)	(132)
Corporate	(1,009)	(434)	(435)	(575)	1
Net income (loss)	$(38)	$712	$1,636	$(750)	$(924)
Year ended December 31, 2012 compared to the year ended December 31, 2011
The decrease in net income from 2011 to 2012 was primarily due to the following items:

•
A loss on extinguishment of debt of $587, after-tax, in 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.

•
Net realized capital losses increased primarily due to losses in 2012 on the international variable annuity hedge program, compared to gains in 2011. The losses resulted from rising equity markets and weakening of the yen. Certain hedge assets generated realized capital losses on rising equity markets and weakening of the yen and are used to hedge liabilities that are not carried at fair value. In addition, 2012 includes intent-to-sell impairments relating to the sales of the Retirement Plans and Individual Life businesses. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

•
Reinsurance loss on disposition of $388, after-tax, in 2012 consisting of a goodwill impairment charge and loss accrual for premium deficiency related to the disposition of the Individual Life business. For further discussion, see Notes 2 and 9 of the Notes to Consolidated Financial Statements. As discussed in Item 9A and Amendment No. 1 to the Company's Third Quarter 2012 Form 10-Q (the “Q3 Form 10-Q/A”) the Company concluded that it would be necessary to recognize an estimated pre-tax loss on the Transaction of $533, comprised of the impairment of goodwill attributed to the Individual Life business of $342 and a loss accrual for premium deficiency of $191, which should have been recorded in the third quarter of 2012. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments.

•
Income (loss) from discontinued operations, net of tax, decreased due to a realized gain on the sale of Specialty Risk Services of $150, after-tax, which was partially offset by a loss of $74, after-tax, from the disposition of Federal Trust Corporation.

•
Income tax benefit in 2011 includes a release of $86, or 100%, of the valuation allowance associated with realized capital losses, as well as a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001. For additional information, see Note 14 of the Notes to Consolidated Financial Statements.

Partially offsetting these decreases in net income were the following items:

•
An Unlock benefit of $31, after-tax, in 2012 compared to an Unlock charge of $473, after-tax, in 2011. The benefit in 2012 was driven primarily by actual separate account returns above our aggregated estimated return, partially offset by policyholder assumption changes which reduced expected future gross profits including additional costs associated with the U.S. variable annuity macro hedge program. The Unlock charge in 2011 was primarily due to the impact of changes to the international variable annuity hedge program. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

•
Net asbestos reserve strengthening of $31, after-tax, in 2012, compared to $189, after-tax, in 2011 resulting from the Company's annual review of its asbestos liabilities. For further information, see Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

•
The Company recorded reserve releases of $40, after-tax, in 2012, compared to reserve strengthening of $31, after-tax, in 2011, in its property and casualty insurance prior accident years development, excluding asbestos and environmental reserves. For additional information regarding prior accident years development, see Critical Accounting Estimates within the MD&A.

•	A $73, after-tax, charge in 2011 related to the write-off of capitalized costs associated with a policy administration software project that was discontinued.

•
Current accident year catastrophe losses of $459, after-tax, in 2012 compared to $484, after-tax, in 2011. The losses in 2012 primarily include Storm Sandy in the Northeast, as well as severe thunderstorms, hail events, and tornadoes in the South, Midwest and Mid-

Atlantic states. The losses in 2011 primarily relate to more severe tornadoes and wind storms in the Midwest and Southeast, Hurricane Irene, and winter storms in the Northeast and Midwest.
See the segment sections of the MD&A for a discussion on their respective performances.
Year ended December 31, 2011 compared to the year ended December 31, 2010
The decrease in net income from 2010 to 2011 was primarily due to the following items:

•
An Unlock charge of $473, after-tax, in 2011 compared to an Unlock benefit of $93, after-tax, in 2010. The Unlock charge in 2011 was primarily due to the impact of changes to the international variable annuity hedge program. The Unlock benefit for 2010 was attributable to actual separate account returns being above our aggregated estimated return and the impact of assumption updates primarily related to decreasing lapse and withdrawal rates and lower hedge costs. For further discussion of Unlocks see the Critical Accounting Estimates within the MD&A.

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

•	A $73, after-tax, charge in 2011 related to the write-off of capitalized costs associated with a policy administration software project that was discontinued.
Partially offsetting these decreases in net income were the following items:

•
Income (loss) from discontinued operations, net of tax, increased due to a realized gain on the sale of Specialty Risk Services of $150, after-tax, in 2011, which was partially offset by a loss of $74, after-tax, from the disposition of Federal Trust Corporation in 2011. In 2010, loss from discontinued operations, net of tax, primarily relates to goodwill impairment on Federal Trust Corporation of approximately $100, after-tax.

•	2010 includes an accrual for a litigation settlement of $73, before-tax, for a class action lawsuit related to structured settlements.

•
Income tax expense (benefit) in 2010 includes a valuation allowance expense of $87 compared to a benefit of $86 in 2011. See Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes.

•
In 2011, the Company recorded a $52 income tax benefit related to a resolution of a tax matter with the IRS for the computation of dividends received deduction (“DRD”) for years 1998, 2000 and 2001. For additional information see Note 14 of the Notes to Consolidated Financial Statements.

See the segment sections of the MD&A for a discussion on their respective performances.

Income Taxes
The differences between the effective rate and the U.S. statutory rate of 35% for 2012, 2011 and 2010 were due principally to tax-exempt interest earned on invested assets and the DRD. The 2012 and 2011 effective tax rates also include a deferred tax asset valuation allowance decrease, and the 2010 effective tax rate included a deferred tax asset valuation allowance increase.
The separate account DRD is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distributions from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company recorded benefits of $140, $201 and $145 related to the separate account DRD in the years ended December 31, 2012, 2011 and 2010, respectively. These amounts included benefits (charges) related to prior years’ tax returns of $(4), $3, and $(3) in 2012, 2011 and 2010, respectively.
The Company receives a foreign tax credit for foreign taxes paid including payments from its separate account assets. This credit reduces the Company’s U.S. tax liability. The separate account foreign tax credit is estimated for the current year using information from the most recent filed return, adjusted for the change in the allocation of separate account investments to the international equity markets during the current year. The actual current year foreign tax credit can vary from the estimates due to actual foreign tax credits passed through from the mutual funds. The Company recorded benefits of $9, $11 and $4 related to the separate account foreign tax credit in the years ended December 31, 2012, 2011 and 2010, respectively.
The Company’s unrecognized tax benefits were unchanged for the years ended December 31, 2012, 2011 and 2010, remaining at $48 as of December 31, 2012 and 2011. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-K and the risk factors set forth under Item 1A and other similar information contained in this Form 10-K and in other filings made from time to time by the Company with the SEC. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Item 1A, Risk Factors. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
As a result of a strategic business realignment announced in March 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. The objective of this realignment is to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility.
In 2012, the Company completed the sale of its U.S. individual annuities new business capabilities, the sale of the administration and operating assets of its private placement life insurance business and the sale of Woodbury Financial Services, Inc. ("WFS"). In January 2013, the Company completed the sale of its Retirement Plans and Individual Life insurance businesses. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for a $500 equity repurchase program to be completed by December 31, 2014 and the reduction of approximately $1.0 billion of debt including repayment of 2013 and 2014 debt maturities totaling $520 in aggregate principal amount.
Slow economic and employment expansion may adversely impact the performance of The Hartford’s insurance protection businesses where insureds may change their level of insurance, and asset accumulation businesses may see customers changing their investment choices and level of savings based on anticipated economic conditions. In addition, the performance of The Hartford’s divisions is subject to uncertainty due to capital market conditions, which impact the earnings of its asset management businesses and valuations and earnings in its investment portfolio. The current and future interest rate environment also affects the performance of the Company’s divisions. A sustained low interest rate environment would result in lower net investment income, lower estimated gross profits on certain Talcott Resolution products, and lower margins.
Property & Casualty Commercial
Property & Casualty Commercial focuses on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. Improving market conditions are expected to continue, which should enable the Company to also continue achieving price increases, while a slowly recovering economy is anticipated to drive a modest increase in insurance exposures. The Company expects low single-digit written premium growth for 2013, as compared to 2012, driven by small commercial, with programs aimed at growing total policy counts, the rollout of new product enhancements, a leveraging of the payroll model, and the continued expansion of ease of doing business technology, and middle market, driven by strong pricing and initiatives which management believes positions the Company to expand its property and general liability footprint. In specialty lines, the Company expects written premiums to decline as management continues to streamline its programs business and adjust the mix within professional liability. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to improve to between approximately 92.5 and 95.5 for full year 2013 as compared to the 96.6 achieved in 2012 due to anticipated margin expansion across all businesses as expected earned pricing increases outpace loss costs.

Consumer Markets
The Company expects written premiums to be flat to slightly higher in 2013 compared to 2012, with growth in business sold through independent agents to AARP members and flat to slightly higher written premium for AARP Direct. In 2013, management expects an increase in new business and improvement in premium retention as the effect of renewal written price increases on retained business is anticipated to more than offset a slight decline in policy retention. Within the Agency channel, management expects written premiums from policyholders other than AARP members to decline, driven by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. Management expects that the combined ratio before catastrophes and prior accident year development will be between approximately 89.5 and 92.5 for full year 2013 compared to the 90.8 achieved in 2012. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve slightly for the 2013 full year driven by anticipated earned pricing increases that outpace slightly lower claim frequency and higher average claim severity. For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to increase in 2013, driven by an expected return to more normal non-catastrophe weather claim frequency after experiencing very favorable non-catastrophe weather claim frequency in 2012.
Group Benefits
Group Benefits premiums are expected to decline for 2013 as compared to 2012, reflecting the competitive environment coupled with pricing discipline with respect to new sales and renewals with the goal of improving profitability. Specifically, Group Benefits did not renew its largest account effective January 1, 2013 due to pricing and other considerations. Overall, the reductions to premiums will not significantly impact Group Benefits profitability due to expected improvements in the disability loss ratio as a result of pricing actions and improvements in claims management. The Company expects Group Benefits' disability results to improve, contributing to a loss ratio between approximately 77 and 80 for full year 2013 as compared to the 79.5 achieved in 2012.
Mutual Funds
Mutual Funds has been offering new funds to improve our participation in asset classes where we see potential growth opportunities. Wellington now serves as the primary sub-advisor for The Hartford’s retail mutual funds, including equity, fixed-income and asset-allocation funds.
Talcott Resolution
The principal goal for Talcott Resolution is to reduce the size and risk associated with the Company's U.S. and international in-force variable annuities. As a result, the Company expects account values and consequently earnings to decline over time as fees decrease due to surrenders, policyholder initiatives or transactions with third parties that will reduce the size of this legacy book of business. Our international variable annuity business will also continue to be a significant driver of earnings variability due to hedge programs which generate mark to market gains and losses while the underlying international liabilities being hedged are not marked to market. This can result in unpredictable earnings volatility period to period.

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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $268 as of December 31, 2012, comprised of $65 related to Property & Casualty Commercial and $203 related to Property & Casualty Other Operations.
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
Loss and loss adjustment expense reserves by line of business as of December 31, 2012, net of reinsurance are as follows:

	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty
Reserve Line of Business
Commercial property	$213	$—	$—	$213
Homeowners’	—	430	—	430
Auto physical damage	20	39	—	59
Auto liability	615	1,412	—	2,027
Package business	1,291	—	—	1,291
Workers’ compensation	8,101	—	—	8,101
General liability	2,564	28	—	2,592
Professional liability	669	—	—	669
Fidelity and surety	161	—	—	161
Assumed reinsurance	—	—	309	309
All other non-A&E	—	—	749	749
A&E	21	1	2,066	2,088
Total reserves-net	13,655	1,910	3,124	18,689
Reinsurance and other recoverables	2,365	16	646	3,027
Total reserves-gross	$16,020	$1,926	$3,770	$21,716

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
As of December 31, 2012 and 2011, net property and casualty insurance product reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates and which generally exceed the statutory discount rates set by regulators, such that workers’ compensation reserves for statutory reporting are higher than the net reserves for U.S. GAAP reporting. Largely offsetting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting. Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies.
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
Workers’ Compensation. Workers’ compensation is the Company’s single largest reserve line of business so a wide range of methods are reviewed in the reserve analysis. Methods performed include paid and reported development, variations on expected loss ratio methods, and an in-depth analysis on the largest states. Historically, paid development patterns in the Company’s workers’ compensation business have been stable, so paid techniques are preferred. Although paid techniques may be less predictive of the ultimate liability when a low percentage of ultimate losses are paid as in early periods of development, recent changes in the frequency of workers’ compensation claims have caused the Company to place greater reliance on paid methods with continued consideration of the state-by-state analysis and the expected loss ratio approach.
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
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the information that has been accumulated. Numerous factors are considered in this process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. Total recorded net reserves, excluding asbestos and environmental, were 1.8% higher than the actuarial indication of the reserves as of December 31, 2012.
See the Reserve Development section for a discussion of changes to reserve estimates recorded in 2012.

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
Recorded reserves for auto liability, net of reinsurance, are $2.0 billion across all lines, $1.4 billion of which is in Consumer Markets. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key indicator for Consumer Markets auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 2.5 point change in annual severity for the two most recent accident years would change the estimated net reserve need by $80, in either direction. A 2.5 point change in annual severity is within the Company’s historical variation.
Recorded reserves for workers’ compensation, net of reinsurance, are $8.1 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, medical cost inflation and other changes in loss cost trends. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 3%, the estimated net reserve need would change by $500, in either direction. A 3% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Recorded reserves for general liability, net of reinsurance, are $2.6 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 9%, the estimated net reserve need would change by $200, in either direction. A 9% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.

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
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2012 of $2.09 billion ($1.79 billion and $297 for asbestos and environmental, respectively) are within an estimated range, unadjusted for covariance, of $1.6 billion to $2.4 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 13 of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity. Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves.
Total Property and Casualty Insurance Product Reserves, Net of Reinsurance, Results
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2012 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity.

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
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2012:

For the year ended December 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,178	2,390	—	6,568
Current accident year catastrophes	325	381	—	706
Prior accident years	72	(141)	65	(4)
Total provision for unpaid losses and loss adjustment expenses	4,575	2,630	65	7,270
Less: Payments	4,014	2,772	312	7,098
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Reinsurance and other recoverables	2,365	16	646	3,027
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Earned premiums	$6,259	$3,636
Loss and loss expense paid ratio [1]	64.1	76.2
Loss and loss expense incurred ratio	73.1	72.3
Prior accident years development (pts) [2]	1.2	(3.9)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2012
Included within prior accident years development for the year ended December 31, 2012 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$56	$(81)	$—	$(25)
Homeowners	—	(32)	—	(32)
Professional liability	40	—	—	40
Package business	(20)	—	—	(20)
Workers’ compensation	78	—	—	78
General liability	(87)	—	—	(87)
Fidelity and surety	(9)	—	—	(9)
Commercial property	(8)	—	—	(8)
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	10	10
Change in workers’ compensation discount, including accretion	52	—	—	52
Catastrophes	(37)	(29)	—	(66)
Other reserve re-estimates, net	7	1	7	15
Total prior accident years development	$72	$(141)	$65	$(4)
During 2012, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Released reserves for personal auto liability claims, primarily for accident years 2008 through 2011. As these accident years matured, favorable bodily injury severity trends were observed and management placed more weight on the emerged experience. Management has adjusted trend assumptions accordingly.

•	Released reserves for homeowners claims, primarily for accident year 2011 as a result of favorable large loss frequency and lower than expected severity.

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

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2011:

For the year ended December 31, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077
Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,139	2,536	—	6,675
Current accident year catastrophes	320	425	—	745
Prior accident years	125	(75)	317	367
Total provision for unpaid losses and loss adjustment expenses	4,584	2,886	317	7,787
Less: Payments	3,856	2,994	368	7,218
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Reinsurance and other recoverables	2,343	9	681	3,033
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Earned premiums	$6,127	$3,747
Loss and loss expense paid ratio [1]	62.9	79.9
Loss and loss expense incurred ratio	74.8	77.0
Prior accident years development (pts) [2]	2.0	(2.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2011
Included within prior accident years development for the year ended December 31, 2011 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$(4)	$(93)	$—	$(97)
Homeowners	—	(1)	—	(1)
Professional liability	29	—	—	29
Package business	(76)	—	—	(76)
Workers’ compensation	171	—	—	171
General liability	(40)	—	—	(40)
Fidelity and surety	(7)	—	—	(7)
Commercial property	(4)	—	—	(4)
Net asbestos reserves	—	—	294	294
Net environmental reserves	—	—	26	26
Change in workers' compensation discount, including accretion	38	—	—	38
Catastrophes	12	25	—	37
Other reserve re-estimates, net	6	(6)	(3)	(3)
Total prior accident years development	$125	$(75)	$317	$367
During 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Released reserves for personal auto liability claims, primarily for accident years 2006 through 2010. Favorable trends in reported severity have persisted or improved over this time period.

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

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2010:

For the year ended December 31, 2010
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,051	$2,109	$4,491	$21,651
Reinsurance and other recoverables	2,570	11	860	3,441
Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,481	2,098	3,631	18,210
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,579	2,737	—	6,316
Current accident year catastrophes	152	300	—	452
Prior accident years	(361)	(86)	251	(196)
Total provision for unpaid losses and loss adjustment expenses	3,370	2,951	251	6,572
Less: Payments	3,485	2,889	460	6,834
Ending liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948
Reinsurance and other recoverables	2,361	17	699	3,077
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Earned premiums	$5,744	$3,947
Loss and loss expense paid ratio [1]	60.7	73.2
Loss and loss expense incurred ratio	58.7	74.8
Prior accident years development (pts) [2]	(6.3)	(2.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

Prior accident years development recorded in 2010
Included within prior accident years development for the year ended December 31, 2010 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2010
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$(54)	$(115)	$—	$(169)
Homeowners	—	23	—	23
Professional liability	(88)	—	—	(88)
Package business	(19)	—	—	(19)
Workers’ compensation	(70)	—	—	(70)
General liability	(108)	—	—	(108)
Fidelity and surety	(5)	—	—	(5)
Commercial property	(16)	—	—	(16)
Net asbestos reserves	—	—	189	189
Net environmental reserves	—	—	67	67
All other non-A&E	—	—	11	11
Uncollectible reinsurance	(30)	—	—	(30)
Change in workers' compensation discount, including accretion	26	—	—	26
Catastrophes	1	10	—	11
Other reserve re-estimates, net	2	(4)	(16)	(18)
Total prior accident years development	$(361)	$(86)	$251	$(196)
During 2010, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Released reserves for commercial auto liability claims as the Company lowered its reserve estimate to recognize a lower severity trend during 2010 on larger claims in accident years 2002 to 2009. In addition, reserves were released for personal auto liability claims for accident years 2004 to 2009, as a result of favorable trends in reported severity, most notably for accident years 2008 and 2009.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Property & Casualty Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2012, 2011 and 2010.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

	Asbestos		Environmental	All Other [1]	Total
2012
Beginning liability — net [2] [3]	$1,892		$320	$1,159	$3,371
Losses and loss adjustment expenses incurred	48		10	7	65
Less: Losses and loss adjustment expenses paid	164		40	108	312
Ending liability — net [2] [3]	$1,776	[4]	$290	$1,058	$3,124
2011
Beginning liability — net [2] [3]	$1,787		$334	$1,302	$3,423
Losses and loss adjustment expenses incurred	294		26	(3)	317
Less: Losses and loss adjustment expenses paid	189		40	140	369
Ending liability — net [2] [3]	$1,892		$320	$1,159	$3,371
2010
Beginning liability — net [2] [3]	$1,892		$307	$1,432	$3,631
Losses and loss adjustment expenses incurred	189		67	(5)	251
Less: Losses and loss adjustment expenses paid	294		40	125	459
Ending liability — net [2] [3]	$1,787		$334	$1,302	$3,423

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $15 and $7 respectively, as of December 31, 2012, $15 and $8, respectively, as of December 31, 2011, and $11 and $5, respectively, as of December 31, 2010; total net losses and loss adjustment expenses incurred for the years ended December 31, 2012, 2011 and 2010 of $13, $27 and $15, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the years ended December 31, 2012, 2011 and 2010 of $15, $20 and $14, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Property & Casualty Commercial and Consumer Markets, were $2,294 and $334, respectively, as of December 31, 2012; $2,442 and $367, respectively, as of December 31, 2011; and $2,308 and $378, respectively, as of December 31, 2010.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $175 and $225, respectively, resulting in a one year net survival ratio of 10.3 and a three year net survival ratio of 8.0. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e., survive) if the future annual claim payments were consistent with the calculated historical average.

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
The following table sets forth, for the years ended December 31, 2012, 2011 and 2010, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2012
Gross
Direct	$153	$55	$31	$9
Assumed Reinsurance	51	14	7	—
London Market	17	5	5	3
Total	221	74	43	12
Ceded	(57)	(26)	(3)	(2)
Net	$164	$48	$40	$10
2011
Gross
Direct	$170	$350	$32	$25
Assumed Reinsurance	55	12	8	—
London Market	23	16	6	4
Total	248	378	46	29
Ceded	(59)	(84)	(6)	(3)
Net	$189	$294	$40	$26
2010
Gross
Direct	$201	$209	$35	$50
Assumed — Domestic	128	—	12	5
London Market	42	(15)	7	10
Total	371	194	54	65
Ceded	(77)	(5)	(14)	2
Net	$294	$189	$40	$67

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the years ended December 31, 2012, 2011 and 2010 includes $13, $30 and $15, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the years ended December 31, 2012, 2011 and 2010 includes $15, $22 and $14, respectively, related to asbestos and environmental claims.

In the fourth quarters of 2012, 2011 and 2010, the Company completed evaluations of certain of its non-asbestos and environmental reserves, including its assumed reinsurance liabilities. In 2012 and 2011, the Company recognized no prior year development. In 2010, the Company recognized unfavorable prior year development of $11.
During the second quarter of 2012 and the third quarters of 2011 and 2010, the Company completed its annual ground up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for some individual account exposures increased based upon unfavorable litigation results and increased clean-up or expense costs, with the vast majority of this deterioration emanating from a limited number of insureds. The net effect of these account-specific changes as well as quarterly actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in $10, $19 and $62 increases in net environmental liabilities in 2012, 2011 and 2010, respectively. In addition to the quarterly actuarial evaluations, the Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
During the second quarter of 2012, 2011 and 2010, the Company completed its annual ground-up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. During 2012, the Company found estimates for individual cases changed based upon the particular circumstances of such accounts. These changes were case specific and not as a result of any underlying change in the current environment. The Company experienced moderate increases in claim severity, expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. Based on this evaluation, the Company strengthened its net asbestos reserves by $48 in second quarter 2012. During 2011, for certain direct policyholders, the Company experienced increases in claim frequency, severity and expense which were driven by mesothelioma claims, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. Based on this evaluation, the Company strengthened its net asbestos reserves by $290 in second quarter 2011. During 2010, for certain direct policyholders, the Company experienced increases in claim severity and expense. Increases in severity and expense were driven by litigation in certain jurisdictions and, to a lesser extent, development on primarily peripheral accounts. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The net effect of these changes in 2010 resulted in $169 increase in net asbestos reserves. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company's coverage obligations for all its PPG asbestos liabilities. The agreement is contingent on the fulfillment of certain conditions. Major Asbestos Defendants gross asbestos reserves accounted for approximately 30% of the Company's total Direct gross asbestos reserves as of the second quarter 2012 asbestos reserve evaluation.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represented 1,143 accounts and contained approximately 41% of the Company's total Direct gross asbestos reserves as of the second quarter 2012 asbestos reserve evaluation.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

The following table displays gross asbestos and environmental reserves by category as of December 31, 2012:
Summary of Gross A&E Reserves

	Asbestos [1]	Environmental [2]	Total A&E
Gross
Direct	$1,722	$246	$1,968
Assumed Reinsurance	310	33	343
London Market	262	55	317
Total	2,294	334	2,628
Ceded	(503)	(37)	(540)
Net	$1,791	$297	$2,088

[1]
The one year gross paid amount for total asbestos claims is $231, resulting in a one year gross survival ratio of 9.9. The three year average gross paid amount for total asbestos claims is $289, resulting in a three year gross survival ratio of 7.9.

[2]
The one year gross paid amount for total environmental claims is $51, resulting in a one year gross survival ratio of 6.6. The three year average gross paid amount for total environmental claims is $56, resulting in a three year gross survival ratio of 5.9.

The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarters of 2012, 2011 and 2010, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The evaluation in the second quarters of 2012, 2011, and 2010 resulted in no adjustments to the allowance for uncollectible reinsurance. As of December 31, 2012, 2011, and 2010, the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $203, $207, and $207. The Company currently expects to perform its regular comprehensive review of Property & Casualty Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the Property & Casualty Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves. The Company will complete both its annual ground-up asbestos and environmental reserve studies during the second quarter of 2013.

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

	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty
Range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2012 [1] [2]	(3.1)% - 1.5%	(6.9)% - 0.2%	1.9% - 67.5%	(1.2)% - 21.5%

[1]	Excluding the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (2.5)% to 1.6%.

[2]	Development for Corporate is included in Property & Casualty Commercial and Consumer Markets in 2007 and prior.
The potential variability of the Company’s property and casualty insurance product reserves would normally be expected to vary by segment and the types of loss exposures insured by those segments. Illustrative factors influencing the potential reserve variability for each of the segments are discussed above.
A table depicting the historical development of the liabilities for unpaid losses and loss adjustment expenses, net of reinsurance, follows:
Loss Development Table
Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31,

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$13,141	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689
Cumulative paid losses and loss expenses
One year later	3,480	4,415	3,594	3,702	3,727	3,703	3,771	3,882	4,037	4,216
Two years later	6,781	6,779	6,035	6,122	5,980	5,980	6,273	6,401	6,664
Three years later	8,591	8,686	7,825	7,755	7,544	7,752	8,074	8,241	—
Four years later	10,061	10,075	9,045	8,889	8,833	9,048	9,411	—	—
Five years later	11,181	11,063	9,928	9,903	9,778	10,061	—	—	—
Six years later	12,015	11,821	10,798	10,674	10,564	—	—	—	—
Seven years later	12,672	12,601	11,448	11,334	—	—	—	—	—
Eight years later	13,385	13,193	12,023	—	—	—	—	—	—
Nine years later	13,935	13,718	—	—	—	—	—	—	—
Ten years later	14,423	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	15,965	16,632	16,439	17,159	17,652	18,005	18,161	18,014	18,315	18,513
Two years later	16,501	17,232	16,838	17,347	17,475	17,858	18,004	18,136	18,275
Three years later	17,338	17,739	17,240	17,318	17,441	17,700	18,139	18,093	—
Four years later	17,876	18,367	17,344	17,497	17,439	17,866	18,120	—	—
Five years later	18,630	18,554	17,570	17,613	17,676	17,848	—	—	—
Six years later	18,838	18,836	17,777	17,895	17,673	—	—	—	—
Seven years later	19,126	19,063	18,064	17,899	—	—	—	—	—
Eight years later	19,373	19,351	18,062	—	—	—	—	—	—
Nine years later	19,671	19,358	—	—	—	—	—	—	—
Ten years later	19,684	—	—	—	—	—	—	—	—
Deficiency (redundancy), net of reinsurance	$6,543	$3,140	$1,871	$1,036	$69	$(383)	$(227)	$(117)	$327	$(4)

The previous table shows the cumulative deficiency (redundancy) of the Company’s reserves, net of reinsurance, as now estimated with the benefit of additional information. Those amounts are comprised of changes in estimates of gross losses and changes in estimates of related reinsurance recoveries.
The following table, for the periods presented, reconciles the net reserves to the gross reserves, as initially estimated and recorded, and as currently estimated and recorded, and computes the cumulative deficiency (redundancy) of the Company’s reserves before reinsurance.
Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31,

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net reserve, as initially estimated	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689
Reinsurance and other recoverables, as initially estimated	5,497	5,138	5,403	4,387	3,922	3,586	3,441	3,077	3,033	3,027
Gross reserve, as initially estimated	$21,715	$21,329	$22,266	$21,991	$22,153	$21,933	$21,651	$21,025	$21,550	$21,716
Net re-estimated reserve	$19,358	$18,062	$17,899	$17,673	$17,848	$18,120	$18,093	$18,275	$18,513
Re-estimated and other reinsurance recoverables	5,693	5,579	5,911	4,311	4,041	3,716	3,225	2,954	2,766
Gross re-estimated reserve	$25,051	$23,641	$23,810	$21,984	$21,889	$21,836	$21,318	$21,229	$21,279
Gross deficiency (redundancy)	$3,336	$2,312	$1,544	$(7)	$(264)	$(97)	$(333)	$204	$(271)
The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2012. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2012 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Total
By Accident year
2002 & Prior	$2,824	$536	$837	$538	$754	$208	$288	$247	$298	$13	$6,543
2003	—	(122)	(237)	(31)	(126)	(21)	(6)	(20)	(10)	(6)	(579)
2004	—	—	(352)	(108)	(226)	(83)	(56)	(20)	(1)	(9)	(855)
2005	—	—	—	(103)	(214)	(133)	(47)	(91)	(5)	6	(587)
2006	—	—	—	—	(140)	(148)	(213)	(118)	(45)	(7)	(671)
2007	—	—	—	—	—	(49)	(113)	(156)	(71)	(15)	(404)
2008	—	—	—	—	—	—	(39)	1	(31)	(1)	(70)
2009	—	—	—	—	—	—	—	(39)	(13)	(24)	(76)
2010	—	—	—	—	—	—	—	—	245	3	248
2011	—	—	—	—	—	—	—	—	—	36	36
Total	$2,824	$414	$248	$296	$48	$(226)	$(186)	$(196)	$367	$(4)	$3,585

Reserve changes for accident years 2002 & Prior
The largest impacts of net reserve re-estimates are shown in the “2002 & Prior” accident years. The reserve deterioration is driven, in part, by deterioration of reserves for asbestos, environmental, assumed casualty reinsurance, workers’ compensation, and general liability claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions.
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
Reserve changes for accident years 2003 through 2007
During the 2007 calendar year, the Company refined its processes for allocating incurred but not reported (“IBNR”) reserves by accident year, resulting in a reclassification of $347 of IBNR reserves from the 2003 to 2006 accident years to the 2002 and prior accident years. This reclassification of reserves by accident year had no effect on total recorded reserves within any segment or on total recorded reserves for any line of business within a segment. Even after considering the reclassification of IBNR reserves, accident years 2003 through 2007 show favorable development in calendar years 2004 through 2011. A portion of the release comes from short-tail lines of business, where results emerge quickly. During calendar year 2005 and 2006, favorable re-estimates occurred for both loss and allocated loss adjustment expenses. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006. During calendar years 2005 through 2008, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims, driven, in part, by state regulatory reforms in California and Florida, underwriting actions, and expense reduction initiatives that had a greater impact in controlling costs than originally estimated. In 2007, the Company released reserves for package business claims as reported losses emerged favorably to previous expectations. In 2007 through 2009, the Company released reserves for general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were released in 2008 and 2009 related to the 2003 through 2007 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves of auto liability claims, within Consumer Markets, were released in 2008 due largely to an improvement in emerged claim severity for the 2005 to 2007 accident years.
Reserve changes for accident years 2008 through 2009
Accident years 2008 through 2009 remain reasonably close to original estimates. Modest favorable reserve re-estimates during calendar periods 2009 through 2012 are primarily related to liability lines of business.
Reserve changes for accident year 2010
Unfavorable reserve re-estimates in calendar year 2011 are largely driven by workers’ compensation. Loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends.
Reserve changes for accident year 2011
Accident year 2011 remains reasonably close to the original estimate. Modest unfavorable reserve re-estimates during calendar periods 2012 are primarily related to workers compensation driven by late development of lost time claims.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits are used in the amortization of: the deferred policy acquisition costs ("DAC") asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). See Note 1, Note 2 and Note 8 of the Notes to Consolidated Financial Statements for additional information on DAC. See Note 11 of the Notes to Consolidated Financial Statements for additional information on SIA. Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and universal life-type contracts. See Note 10 of the Notes to Consolidated Financial Statements for additional information on death and other insurance benefit reserves.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of December 31,
	2012	2011
DAC	$5,112	$5,931
SIA	$325	$434
URR	$1,880	$1,708
Death and Other Insurance Benefit Reserves	$1,942	$2,308

Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	For the years ended December 31,
	2012	2011	2010
DAC	$(144)	$(419)	$107
SIA	(82)	(22)	—
URR	26	40	17
Death and Other Insurance Benefit Reserves	247	(333)	25
Total (pre-tax)	$47	$(734)	$149
Income tax effect	16	(261)	56
Total (after-tax)	$31	$(473)	$93
The Unlock benefit, after-tax for the year ended December 31, 2012 was driven primarily by actual separate account returns above our aggregated estimated return, partially offset by policyholder assumption changes which reduced expected future gross profits including additional costs associated with the U.S. variable annuity macro hedge program.
The Unlock charge for the year ended December 31, 2011 was driven primarily by policyholder assumption changes which reduced expected future gross profits including additional costs associated with implementing the Japan hedging strategy and the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return.
The Unlock benefit for the year ended December 31, 2010 was driven primarily by actual separate account returns above our aggregated estimated return. Also included in the benefit are policyholder assumption changes related to benefits from withdrawals and lapses, offset by hedging, annuitization estimates on Japan products, and long-term expected rate of return updates.
For most life insurance product contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.

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
In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving model.
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
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. and Japan individual variable annuities was 36% and 43% as of December 31, 2012, respectively. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans
The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for available-for-sale ("AFS") securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 1 of the Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and GMAB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. For further discussion on the impact of fair value changes from living benefits see Note 5 of the Notes to Consolidated Financial Statements and for a discussion on the sensitivities of certain living benefits due to capital market factors see Variable Product Guarantee Risks and Risk Management section of the MD&A.
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
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, and assets under management for Mutual Funds and the reporting units within Talcott Resolution and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
A reporting unit is defined as an operating segment or one level below an operating segment. Certain of the Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the segment or all of the components of the segment have similar economic characteristics. The Group Benefits, Consumer Markets and Mutual Funds operating segments all have equivalent reporting units. In 2012 and 2011, The Hartford changed its operating segments with no change to reporting units. As part of the operating segment changes in 2012, the Individual Life and Retirement Plans reporting units are now included in the Talcott Resolution operating segment. Goodwill associated with the June 30, 2000 buyback of Hartford Life, Inc. was allocated to each of Hartford Life’s reporting units based on the reporting unit's fair value of in-force business at the time of the buyback. Although this goodwill was allocated to each reporting unit, as shown in the table below, it is held in Corporate for segment reporting.

The carrying value of goodwill allocated to reporting units is as follows:

	As of December 31, 2012			As of December 31, 2011
	Segment Goodwill	Goodwill in Corporate	Total	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138	$—	$138	$138
Consumer Markets	119	—	119	119	—	119
Mutual Funds [1] [2]	149	92	241	159	92	251
Talcott Resolution:
Individual Life [1]	—	—	—	224	118	342
Retirement Plans [1]	87	69	156	87	69	156
Total Talcott Resolution	87	69	156	311	187	498
Total	$355	$299	$654	$589	$417	$1,006
[1] For further information, see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements.
[2] For further information, see Note 9 - Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements.
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Retirement Plans reporting unit which resulted in no impairment of goodwill. The annual goodwill assessment for Retirement Plans was completed as of October 31, 2012 and an additional impairment test was completed as of December 31, 2012 as a result of the anticipated sale of this business unit. No write-down of goodwill resulted for the year ended December 31, 2012. Retirement Plans passed step one of the goodwill impairment tests with a margin of less than 10% between fair value and book value of the reporting unit as of both dates. The fair value of the Retirement Plans reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill in the first and second quarters of 2012. In the third quarter of 2012, the Individual Life reporting unit failed the goodwill impairment tests as the carrying amount of the Individual Life reporting unit's goodwill exceeded the implied goodwill value. Accordingly, an impairment loss of $342 was recognized, representing the carrying value of the reporting unit's goodwill. The goodwill impairment loss is included in reinsurance loss on disposition in the Company's Consolidated Statements of Operations. The fair value of the Individual Life reporting unit as of September 30, 2012 was based on a negotiated transaction price. See Notes 2 and 9 of the Notes to Consolidated Financial Statements.
The annual goodwill assessment for the Mutual Funds, Group Benefits and Consumer Markets reporting units was completed as of October 31, 2012, which resulted in no write-downs of goodwill for the year ended December 31, 2012. The reporting units passed the first step of their annual impairment test with a significant margin with the exception of the Group Benefits reporting unit. Group Benefits passed the first step of its annual impairment test with less than a 10% margin. The fair value of the Group Benefits reporting unit is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, future business growth, earnings projections or the weighted average cost of capital.
See Note 9 of the Notes to Consolidated Financial Statements for information on the results of goodwill impairment tests performed in 2011 and 2010.

Valuation of Investments and Derivative Instruments
Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, at fair value using the fair value option (“FVO”), equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. For further discussion, see the Available-for-Sale, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments Section in Note 5 of the Notes to Consolidated Financial Statements.
The Company has analyzed the third-party pricing services valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 5 of the Notes to Consolidated Financial Statements.
Valuation of Derivative Instruments, including embedded derivatives within investments
Derivative instruments are reported on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. The fair value of derivative instruments is determined using pricing valuation models, which utilize market data inputs or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2012 and 2011, 97% and 98%, respectively, of derivatives based upon notional values, were priced by valuation models, which utilize independent market data. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion, see the Derivative Instruments, including embedded derivatives within the investments section in Note 5 of the Notes to Consolidated Financial Statements.
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds whose assets are measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”). The NAV is calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed, and includes an assessment of current market conditions and the investee's liquidity. For further discussion of fair value measurement, see Note 5 of the Notes to Consolidated Financial Statements.
Pension and Other Postretirement Benefit Obligations
The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (the “Plan”)that covers substantially all U.S. employees hired prior to January 1, 2013, as well as unfunded excess plans to provide benefits in excess of amounts permitted to be paid to participants of the Plan under the provisions of the Internal Revenue Code. The Company has also entered into individual retirement agreements with certain retired directors providing for unfunded supplemental pension benefits. In addition, the Company provides certain health care and life insurance benefits for eligible retired employees. The Company maintains international plans which represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.
Pursuant to accounting principles related to the Company's pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company's pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 4.00% and 3.50% were the appropriate discount rates as of December 31, 2012 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 4.00% and 3.50% discount rates will also be used to determine the Company’s 2013 pension and other postretirement expense, respectively. At December 31, 2011, the discount rate was 4.75% and 4.50% for pension and other postretirement expense, respectively.

As of December 31, 2012, a 25 basis point increase/decrease in the discount rate would decrease/increase the pension and other postretirement obligations by $179 and $6, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, the Company decreased the expected long term rate of return assumption to 7.10% to determine the Company’s 2013 expense. The long-term rate of return assumption at December 31, 2011 and 2010 that was used to determine the Company’s 2012 and 2011 expense, was 7.30%.
The Company uses a five-year averaging method to determine the market-related value of Plan assets, which is used to determine the expected return component of pension expense. Under this methodology, asset gains/losses that result from returns that differ from the Company’s long-term rate of return assumption are recognized in the market-related value of assets on a level basis over a five year period. The difference between actual asset returns for the plans of $381 and $613 for the years ended December 31, 2012 and 2011, respectively, as compared to expected returns of $312 and $298 for the years ended December 31, 2012 and 2011, respectively, will be fully reflected in the market-related value of plan assets over the next five years using the methodology described above. The level of actuarial net loss continues to exceed the allowable amortization corridor. Based on the 4.00% discount rate selected as of December 31, 2012 and taking into account estimated future minimum funding, the difference between actual and expected performance in 2012 will decrease annual pension expense in future years. The decrease in pension expense will be approximately $1 in 2013 and will increase ratably to a decrease of approximately $8 in 2018.
Effective December 31, 2012, the Company amended the Plan to freeze participation and benefit accruals. As a result, employees will not accrue further benefits under the cash balance formula of the plan, although interest will continue to accrue to existing account balances. Compensation earned by employees up to December 31, 2012 will be used for purposes of calculating benefits under the Plan but there will be no future benefit accruals after that date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The freeze also applies to The Hartford Excess Pension Plan II, the Company's non-qualified excess benefit plan for certain highly compensated employees, effective December 31, 2012. The Company announced these changes in April 2012.
Pension expense reflected in the Company’s results was $242, $213 and $186 in 2012, 2011 and 2010, respectively. The Company estimates its 2013 pension income will be approximately $20, based on current assumptions. The income in 2013 is a result of the expected return on plan assets more than offsetting the lower expenses due to the announced plan freeze. Lower expenses are primarily due to a change in the amortization period resulting in lower actuarial losses. To illustrate the impact of these assumptions on annual pension expense for 2013 and going forward, a 25 basis point decrease/increase in the discount rate will increase/decrease pension expense by approximately $2 and a 25 basis point change in the long-term asset return assumption will increase/decrease pension expense by approximately $11.
Also, in April 2012 changes to the Company's other postretirement medical, dental and life insurance coverage plans ("other postretirement plans") were approved to no longer provide subsidized coverage for current employees who retire on or after January 1, 2014. The Company announced these changes in April 2012.
Other postretirement plans (income) expense reflected in the Company's results was $(2), $10 and $15 in 2012, 2011 and 2010, respectively. The Company estimates its 2013 other postretirement plans income will be approximately $9 based on the updated assumptions. The income in 2013 is a result of the expected return on plan assets more than offsetting the lower expenses due to the announced plan freeze.

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2012, including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $58, relating mostly to foreign net operating losses, as of December 31, 2012 and was $83 as of December 31, 2011. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset.
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

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is a financial holding company for a group of subsidiaries that provide property and casualty and investment products to both individual and business customers in the United States and continues to administer life and annuity products previously sold.
The Company currently conducts business principally in the following six reporting segments Property & Casualty Commercial, Consumer Markets, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution. For additional discussion regarding The Hartford’s reporting segments, see Note 4 of the Notes to Consolidated Financial Statements.
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
The financial results in the Company’s variable annuity and mutual fund businesses, depend largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of new sales and other deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
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
For a discussion on how the Company establishes property and casualty insurance product reserves, see “Property and Casualty Insurance Product Reserves, Net of Reinsurance” in the Critical Accounting Estimates section of MD&A and for further information on Unlocks, see “Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts” also in the Critical Accounting Estimates section of MD&A.

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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that the measure after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, core earnings excluding buyouts and realized gains (losses) for the year ended December 31, 2012, 2011 and 2010 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S. GAAP measure. The Company believes this ratio is an important measure of the trend in profitability since it removes the impact of volatile and unpredictable catastrophe losses and prior accident year reserve development. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the years ended December 31, 2012, 2011 and 2010 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

Core Earnings
Core earnings, a non-GAAP measure is an important measure of the Company’s operating performance. The Company believes that the measure core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, discontinued operations, loss on extinguishment of debt, gains and losses on business disposition transactions, certain restructuring charges and the impact of Unlocks to DAC, SIA, URR and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives and net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
A reconciliation of net income to core earnings for the years ended December 31, 2012, 2011 and 2010 is set forth below.

	For the years ended December 31,
	2012	2011	2010
Net income	$(38)	$712	$1,636
Less: Unlock impacts on net income (loss)	31	(473)	97
Less: Restructuring and other costs, net of tax	(129)	(16)	(17)
Less: Income (loss) from discontinued operations, net of tax	(5)	86	(64)
Less: Loss on extinguishment of debt, net of tax	(587)	—	—
Less: Reinsurance loss on business disposition, net of tax	(388)	—	—
Less: Net realized capital gains (losses), net of tax and DAC, excluded from core earnings	(363)	(1)	(244)
Core earnings	$1,403	$1,116	$1,864
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
The expense ratio Group Benefits is expressed as a ratio of insurance operating costs and other expenses and amortization of deferred policy acquisition costs, to premiums and other considerations, excluding buyout premiums.
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
Mutual Fund Assets
Mutual fund assets are owned by the shareholders of those funds and not by the Company and therefore are not reflected in the Company’s consolidated financial statements. Mutual fund assets are a measure used by the Company because a significant portion of the Company’s revenues are based upon asset values. These revenues increase or decrease with a rise or fall in the amount of account value whether caused by changes in the market or through net flows.
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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that the measure ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the years ended December 31, 2012, 2011 and 2010 is set forth in the ROA section within MD&A - Mutual Funds.
Underwriting gain (loss)
The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Net income is the most directly comparable GAAP measure. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of underwriting gain (loss) to net income for Property & Casualty Commercial and Consumer Markets is set forth in their respective discussions herein.
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

INVESTMENT RESULTS
Composition of Invested Assets

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Fixed maturities, AFS, at fair value	$85,922	81.6%	$81,809	78.3%
Fixed maturities, at fair value using the fair value option	1,087	1.0%	1,328	1.3%
Equity securities, AFS, at fair value	890	0.8%	921	0.9%
Mortgage loans	6,711	6.4%	5,728	5.5%
Policy loans, at outstanding balance	1,997	1.9%	2,001	1.9%
Limited partnerships and other alternative investments	3,015	2.9%	2,532	2.4%
Other investments [1]	1,114	1.1%	2,394	2.3%
Short-term investments	4,581	4.3%	7,736	7.4%
Total investments excluding equity securities, trading	105,317	100.0%	104,449	100.0%
Equity securities, trading, at fair value [2]	28,933		30,499
Total investments [3]	$134,250		$134,948

[1]	Primarily relates to derivative instruments.

[2]
As of December 31, 2012 and 2011, approximately $27.1 billion and $28.5 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of December 31, 2012 and 2011, respectively, Japan equity 20% and 21%, Japan fixed income (primarily government securities) 15% and 15%, global equity 21% and 21%, global government bonds 43% and 42%, and cash and other 1% and 1%.

[3]
Includes investments relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to the Consolidated Financial Statements for further discussion of this transaction.

Total investments decreased since December 31, 2011, primarily due to decreases in short-term investments, equity securities, trading, and other investments, partially offset by an increase in fixed maturities, AFS and mortgage loans. The decline in short-term investments primarily relates to a decline in derivative collateral held due to decreases in derivative market values, as well as reinvesting into longer duration investments. The decrease in equity securities, trading was largely due to variable annuity policy surrenders as well as depreciation of the Japanese yen versus the U.S. dollar, partially offset by market appreciation in the underlying investment funds supporting the variable annuity products. The decline in other investments was primarily due to a decline in derivative market values, primarily related to the variable annuity hedge program. The increase in fixed maturities, AFS, was primarily due to improved valuations as a result of credit spread tightening and declining interest rates. The increase in mortgage loans related to the funding of commercial whole loans.
Net Investment Income (Loss)

	For the years ended December 31,
	2012		2011		2010
	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$3,363	4.2%	$3,396	4.2%	$3,489	4.3%
Equity securities, AFS	37	4.3%	36	3.8%	53	4.8%
Mortgage loans	337	5.2%	281	5.4%	260	5.2%
Policy loans	119	6.0%	131	6.1%	132	6.1%
Limited partnerships and other alternative investments	196	7.1%	243	12.0%	216	12.6%
Other Investments [3]	296		301		329
Investment expense	(111)		(116)		(115)
Total securities AFS and other	$4,237	4.3%	$4,272	4.4%	$4,364	4.5%
Equity securities, trading	4,565		(1,359)		(774)
Total net investment income (loss), before-tax	$8,802		$2,913		$3,590
Total securities, AFS and other excluding limited partnerships and other alternative investments	4,041	4.3%	4,029	4.2%	4,148	4.3%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Total net investment income increased largely due to equity securities, trading, resulting from market appreciation of the underlying investment funds supporting the Japanese variable annuity products. Total net investment income, excluding equity securities, trading, declined primarily due to lower returns on limited partnerships and other alternative investments. This decline was partially offset by the Company reallocating assets from fixed maturities to higher yielding assets, such as mortgage loans and limited partnerships and other alternative investments. The Company’s expectation for 2013, based on the current interest rate and credit environment, is that portfolio yield will decline slightly as a result of reinvestment rates that are lower than the yield on maturing securities as well as the impact of the sales of the Retirement Plans and Individual Life businesses. However, the Company has increased its investment in certain higher yielding asset classes, such as commercial whole loans and a modest amount of emerging markets and high-yield securities.
Year ended December 31, 2011 compared to the year ended December 31, 2010
Total net investment income declined largely due to equity securities, trading, resulting from a market decline of the underlying investment funds supporting the Japanese variable annuity products and net outflows, partially offset by the Japanese yen strengthening in comparison to the euro. Also contributing to the decline was lower income on fixed maturities resulting from the proceeds from sales being reinvested at lower rates. These declines were partially offset by an increase in limited partnership and other alternative investment income due to additional allocations to this asset class and strong private equity and real estate returns, as well as an increase in mortgage loan income due to additional investments in commercial whole loans.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2012	2011	2010
Gross gains on sales	$877	$693	$836
Gross losses on sales	(441)	(384)	(522)
Net OTTI losses recognized in earnings [1]	(349)	(174)	(434)
Valuation allowances on mortgage loans	14	24	(154)
Japanese fixed annuity contract hedges, net [2]	(36)	3	27
Periodic net coupon settlements on credit derivatives/Japan	(10)	(10)	(17)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	519	(397)	89
U.S. macro hedge program	(340)	(216)	(445)
Total U.S. program	179	(613)	(356)
International program	(1,490)	775	11
Total results of variable annuity hedge program	(1,311)	162	(345)
Other, net [3]	545	(459)	(2)
Net realized capital gains (losses), before-tax	$(711)	$(145)	$(611)

[1]	Includes $177 of intent-to-sell impairments relating to the sales of the Retirement Plans and Individual Life businesses for the year ended December 31, 2012.

[2]
Relates to the Japanese fixed annuity products (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[3]
Primarily consists of non-qualifying derivatives, transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and Japan 3Win related foreign currency swaps.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains and losses on sales for the year ended December 31, 2012 were predominately from investment grade corporate securities, municipal bonds, mortgage backed securities and U.S. Treasuries. These sales were the result of tactical portfolio management in order to increase allocations to higher yielding securities as well as to maintain duration targets.

•
Gross gains and losses on sales for the year ended December 31, 2011 were predominately from investment grade corporate securities, U.S. Treasuries, municipal bonds and commercial real estate related securities. These sales were the result of reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.

•
Gross gains and losses on sales for the year ended December 31, 2010 were predominately from sales of investment grade corporate securities in order to take advantage of attractive market opportunities, as well as sales of U.S. Treasuries related to tactical repositioning of the portfolio.

Net OTTI losses

•
Includes $177 of intent-to-sell impairments for the year ended December 31, 2012, relating to the sales of the Retirement Plans and Individual Life businesses. For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Valuation allowances on mortgage loans

•	For further information, see Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program

•
For the year ended December 31, 2012 the gain on U.S. GMWB related derivatives, net, was primarily driven by liability model assumption updates of $274, gains of $106 related to outperformance of underlying actively managed funds compared to their respective indices, and gains of $83 driven by lower equity market volatility. The loss on the U.S. macro hedge program for the year ended December 31, 2012 was primarily driven by losses of $167 related to the passage of time, losses of $118 due to an improvement in domestic equity markets, and losses of $60 related to a decrease in equity market volatility. The loss on the international program for the year ended December 31, 2012 was primarily driven by losses of $795 related to an improvement in global equity markets and losses of $672 related to depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
For the year ended December 31, 2011 the loss on U.S. GMWB related derivatives, net, was primarily due to a decrease in long-term interest rates that resulted in a charge of $283 and a higher interest rate volatility that resulted in a charge of $84. The loss on the U.S. macro hedge program for the year ended December 31, 2011 was primarily driven by the passage of time and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter. The gain associated with the international program for the year ended December 31, 2011 was primarily driven by the Japanese yen strengthening, a decline in global equity markets, and a decrease in interest rates.

•
For the year ended December 31, 2010 the gain on U.S. GMWB related derivatives, net, was primarily due to liability model assumption updates of $159, gains of $118 related to lower implied market volatility, and gains of $104 related to outperformance of the underlying actively managed funds as compared to their respective indices. These gains were partially offset by losses of $158 due to a general decrease in long-term interest rates and losses of $90 related to an improvement in domestic equity markets. The net loss on the U.S. macro hedge program for the year ended December 31, 2010 was primarily the result of an improvement in domestic equity markets and the impact of trading activity.

Other, net

•
Other, net gain for the year ended December 31, 2012 was primarily related to gains of $313 on credit derivatives due to credit spread tightening, gains of $269 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and gains of $96 on interest derivatives largely driven by the de-designation of the cash flow hedges associated with bonds included in the sale of Individual Life and Retirement Plans businesses. For further information on the business dispositions, see Note 2 of the Notes to the Consolidated Financial Statements. These gains were partially offset by losses of $111 related to Japan 3Win foreign currency swaps primarily driven by the strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen and the decline in U.S. interest rates.

•
Other, net loss for the year ended December 31, 2011 was primarily due to losses of $148 on credit derivatives driven by credit spread widening and losses of $141 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. Additionally losses of $94 for the year ended December 31, 2011 resulted from equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in equity market during the hedged period. Also included were losses of $69 on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates.

•
Other, net loss for the year ended December 31, 2010 was primarily due to a loss of $326 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, partially offset by gains of $217 on credit derivatives driven by credit spread tightening, and gains of $59 on interest rate derivatives used to manage portfolio duration driven by a decline in long-term interest rates.

PROPERTY & CASUALTY COMMERCIAL

Underwriting Summary	2012	2011	2010
Written premiums	$6,209	$6,176	$5,796
Change in unearned premium reserve	(50)	49	52
Earned premiums	6,259	6,127	5,744
Losses and loss adjustment expenses
Current accident year before catastrophes	4,178	4,139	3,579
Current accident year catastrophes	325	320	152
Prior accident years	72	125	(361)
Total losses and loss adjustment expenses	4,575	4,584	3,370
Amortization of deferred policy acquisition costs	927	917	905
Underwriting expenses	925	887	855
Dividends to policyholders	14	18	5
Underwriting gain (loss)	(182)	(279)	609
Net servicing income	17	13	9
Net investment income	924	910	935
Net realized capital gains (losses)	67	(50)	3
Goodwill impairment	—	(30)	—
Other expenses	(115)	(151)	(147)
Income from continuing operations before income taxes	711	413	1,409
Income tax expense	159	37	414
Income from continuing operations, net of tax	552	376	995
Income (loss) from discontinued operations, net of tax [1]	(5)	150	12
Net income	$547	$526	$1,007

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 20 of the Notes to Consolidated Financial Statements.

Premium Measures [1]	2012	2011	2010
New business premium	$968	$1,097	$1,122
Standard commercial lines policy count retention	83%	82%	84%
Standard commercial lines renewal written pricing increase (decrease)	8%	4%	1%
Standard commercial lines renewal earned pricing increase (decrease)	6%	2%	—%
Standard commercial lines policies in-force as of end of period	1,263,343	1,253,642	1,211,762

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

Ratios	2012	2011	2010
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.8	67.6	62.3
Current accident year catastrophes	5.2	5.2	2.7
Prior accident years	1.2	2.0	(6.3)
Total loss and loss adjustment expense ratio	73.1	74.8	58.7
Expense ratio	29.6	29.4	30.7
Policyholder dividend ratio	0.2	0.3	0.1
Combined ratio	102.9	104.6	89.4
Catastrophe ratio
Current accident year	5.2	5.2	2.7
Prior accident years	(0.6)	0.2	—
Total catastrophe ratio	4.6	5.4	2.7
Combined ratio before catastrophes	98.3	99.1	86.7
Non-catastrophe prior year development	1.7	1.8	(6.3)
Combined ratio before catastrophes and prior accident year development	96.6	97.3	93.0
Other revenues [1]	$102	$97	$96

[1]	Represents servicing revenues

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income increased in 2012 primarily due to improvements in underwriting results, driven by an increase in earned premiums and lower unfavorable prior year development, and improvements in net realized capital gains (losses), mainly on derivatives. This was offset by the gain on sale of SRS which occurred in 2011.
Current accident year catastrophe losses in 2012 of $325, pre-tax, included Storm Sandy and thunderstorms and tornadoes in the Midwest and South. In 2011, catastrophes of $320, pre-tax, primarily included severe thunderstorms and tornadoes in the Midwest and Southeast, Hurricane Irene in the Northeast, Tropical Storm Lee, and winter storms in the Northeast and Midwest.
Unfavorable prior year development declined in 2012, primarily due to lower strengthening on workers' compensation reserves. For additional information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums increased in 2012 primarily due to improvements in workers’ compensation, driven by renewal earned pricing increases, strong policy count retention and an increase in policies-in-force. The earned pricing changes were primarily a reflection of written pricing changes over the last year. Renewal written pricing increased across all standard commercial lines driven by improving market conditions.
Net realized capital gains (losses) improved primarily due to gains on derivatives as a result of credit spreads tightening. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
Property & Casualty Commercial's combined ratio before catastrophes and prior year development improved slightly primarily due to lower non-catastrophe property losses. Workers' compensation frequency has been improving since recognizing the increase in the latter six months of 2011, while severity has moderated and earned pricing has increased.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. In addition, due to the availability of additional tax planning strategies, the Company released the valuation allowance associated with investment realized capital losses in 2011. For further discussion, see Income Taxes within Note 14 of the Notes to Consolidated Financial Statements.

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011, as compared to the prior year, primarily due to a decrease in underwriting results due to higher current accident year losses, including catastrophes, and unfavorable prior accident years development in 2011 compared to favorable prior accident years development in 2010. The decrease in underwriting results was partially offset by the net realized capital gain on the sale of SRS. The annual goodwill assessment for the Property & Casualty Commercial reporting unit resulted in a write-down of goodwill of $30, pre-tax for the year ended December 31, 2011. For further discussion, see Goodwill and Other Intangible Assets within Note 9 of the Notes to Consolidated Financial Statements.
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
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. In addition, due to the availability of additional tax planning strategies, the Company released the valuation allowance associated with investment realized capital losses in 2011. For further discussion, see Income Taxes within Note 14 of the Notes to Consolidated Financial Statements.

CONSUMER MARKETS

Operating Summary	2012	2011	2010
Written premiums	$3,630	$3,675	$3,886
Change in unearned premium reserve	(6)	(72)	(61)
Earned premiums	3,636	3,747	3,947
Losses and loss adjustment expenses
Current accident year before catastrophes	2,390	2,536	2,737
Current accident year catastrophes	381	425	300
Prior accident years	(141)	(75)	(86)
Total losses and loss adjustment expenses	2,630	2,886	2,951
Amortization of deferred policy acquisition costs	332	337	371
Underwriting expenses	581	572	613
Underwriting gain (loss)	93	(48)	12
Net servicing income	23	19	35
Net investment income	159	187	187
Net realized capital gains (losses)	12	(11)	—
Other expenses	(56)	(162)	(66)
Income (loss) before income taxes	231	(15)	168
Income tax expense (benefit)	65	(22)	43
Net income	$166	$7	$125

Written Premiums	2012	2011	2010
Product Line
Automobile	$2,514	$2,562	$2,745
Homeowners	1,116	1,113	1,141
Total	$3,630	$3,675	$3,886
Earned Premiums
Product Line
Automobile	$2,526	$2,619	$2,806
Homeowners	1,110	1,128	1,141
Total	$3,636	$3,747	$3,947

Premium Measures	2012	2011	2010
Policies in force at year end
Automobile	2,015,323	2,080,535	2,226,351
Homeowners	1,319,101	1,338,676	1,426,107
Total policies in force at year end	3,334,424	3,419,211	3,652,458
New business premium
Automobile	$332	$298	$311
Homeowners	$117	$91	$106
Policy count retention
Automobile	85%	83%	83%
Homeowners	86%	84%	85%
Renewal written pricing increase
Automobile	4%	5%	6%
Homeowners	6%	8%	10%
Renewal earned pricing increase
Automobile	5%	6%	5%
Homeowners	7%	9%	7%

Ratios and Supplemental Data	2012	2011	2010
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.7	67.7	69.4
Current accident year catastrophes	10.5	11.3	7.6
Prior accident years	(3.9)	(2.0)	(2.2)
Total loss and loss adjustment expense ratio	72.3	77.0	74.8
Expense ratio	25.1	24.3	24.9
Combined ratio	97.4	101.3	99.7
Catastrophe ratio
Current accident year	10.5	11.3	7.6
Prior accident years	(0.8)	0.7	0.3
Total catastrophe ratio	9.7	12.0	7.8
Combined ratio before catastrophes	87.8	89.3	91.9
Non-catastrophe prior year development	(3.1)	(2.7)	(2.4)
Combined ratio before catastrophes and prior accident year development	90.8	91.9	94.3
Other revenues [1]	155	156	172

[1]	Represents servicing revenues.

Product Combined Ratios	2012	2011	2010
Automobile	97.6	95.3	98.0
Homeowners	97.0	115.8	104.3
Total	97.4	101.3	99.7

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income improved relative to the comparable prior period, primarily due to more favorable prior accident year reserve development, lower current accident year catastrophes, and a $73 after-tax charge in 2011, related to the write off of capitalized costs associated with a policy administration software project that was discontinued.
Current accident year catastrophe losses for 2012 were $381, pre-tax. In 2012, catastrophes primarily included Storm Sandy in the Northeast, severe tornadoes and thunderstorms in the Midwest, the South and Colorado, as well as tornadoes and thunderstorms spanning from the Ohio Valley to the Mid-Atlantic. In 2011, catastrophes losses of $425, pre-tax, primarily included severe tornado, hail and thunderstorm events in the Midwest and Southeast and Hurricane Irene.
Favorable prior year development of $141, pre-tax, in 2012 compared with $75, pre-tax, in 2011, as a result of more favorable development in homeowners' and catastrophe losses. For additional information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums decreased in auto and were down modestly for homeowners, as a decline in renewal written premium more than offset an increase in new business written premium. Compared to 2011, the number of policies in-force decreased for both auto and home, driven by non-renewals. Policy count retention for auto and home increased as moderating renewal written price increases improved the Company's price competitiveness. Changes in underwriting practices and service operations have also contributed to the improvement in retention.
Auto and home new business written premium increased primarily due to more competitive new business pricing in AARP Direct and an increase in the sale of the AARP auto product through independent agents. The lower auto and homeowners renewal earned pricing in 2012 was primarily due to lower rate increases. For both auto and homeowners, an increase in earned pricing was partially offset by a shift in the mix of business by territory, class plan and pricing tier to policies with lower average earned premium, such that increases in average earned premium were less than the increases in earned pricing.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums and a decrease in the overall current accident year loss and loss adjustment expense ratio before catastrophes. In 2012, the current accident year loss and loss adjustment expense ratio before catastrophes decreased primarily due to a decrease in home, partially offset by an increase in auto. The decrease for home was primarily due to earned pricing increases and a decrease in the frequency of non-catastrophe weather claims. The increase for auto was primarily due to higher loss cost severity for first party physical damage and third party property damage claims, largely offset by the effect of earned pricing increases.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 14 of the Notes to Consolidated Financial Statements.

Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income decreased in 2011, as compared to the prior year, due to higher current accident year catastrophes and a $73, after-tax, charge, recorded in other expenses, related to the write off of capitalized costs associated with a discontinued policy administration software project.
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
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums. The overall current accident year loss and loss adjustment expense ratio before catastrophes decreased during 2011 as a 2.6 point decrease for auto was partially offset by a 1.2 point increase for home. For auto, the effect of earned pricing increases and lower estimated frequency on auto liability claims was partially offset by higher auto physical damage severity. For home, an increase in the frequency of non-catastrophe weather claims was partially offset by the effect of earned pricing increases.
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
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 14 of the Notes to Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

Underwriting Summary	2012	2011	2010
Written premiums	$8	$1	$2
Change in unearned premium reserve	10	1	1
Earned premiums	(2)	—	1
Losses and loss adjustment expenses
Prior accident years	65	317	251
Total losses and loss adjustment expenses	65	317	251
Underwriting expenses	33	27	26
Underwriting losses	(100)	(344)	(276)
Net investment income	149	151	163
Net realized capital gains (losses)	17	(1)	24
Other income (expense)	5	3	(4)
Income (loss) before income taxes	71	(191)	(93)
Income tax expense (benefit)	14	(74)	(40)
Net income (loss)	$57	$(117)	$(53)

Year ended December 31, 2012 compared to the year ended December 31, 2011
The net income (loss) in Property & Casualty Other Operations improved for the year ended December 31, 2012. As a result of annual reviews of asbestos and environmental liabilities, the company strengthened its net asbestos reserves by $48, pre-tax, and environmental reserves by $3, pre-tax, as compared to $290, pre-tax, and $19, pre-tax, respectively, in 2011.
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

GROUP BENEFITS

Operating Summary	2012	2011	2010
Premiums and other considerations	$3,810	$4,147	$4,278
Net investment income	405	411	429
Net realized capital gains (losses)	40	(3)	46
Total revenues	4,255	4,555	4,753
Benefits, losses and loss adjustment expenses	3,029	3,306	3,331
Amortization of deferred policy acquisition costs	33	35	40
Insurance operating costs and other expenses	1,033	1,121	1,128
Total benefits, losses and expenses	4,095	4,462	4,499
Income before income taxes	160	93	254
Income tax expense	31	1	66
Net income	$129	$92	$188

Premiums and other considerations
Fully insured — ongoing premiums	$3,745	$4,036	$4,166
Buyout premiums	3	49	58
Other	62	62	54
Total premiums and other considerations	3,810	4,147	4,278
Fully insured ongoing sales, excluding buyouts	$405	$505	$583

Ratios, excluding buyouts
Loss ratio	79.5%	79.5%	77.6%
Loss ratio, excluding financial institutions	84.1%	84.5%	82.8%
Expense ratio	28.0%	28.2%	27.7%
Expense ratio, excluding financial institutions	24.1%	23.7%	23.3%

After-tax margin
After-tax margin (excluding buyouts)	3.0%	2.0%	4.0%
Effect of net realized gains (losses), net of tax on after-tax margin	0.6%	0.1%	0.5%
After-tax margin (excluding buyouts), excluding realized gains (losses)	2.4%	1.9%	3.5%
Group Benefits has a block of financial institution business that is subject to a profit sharing arrangement with a third party. This business comprised approximately 8% to 10% of the segment’s 2012, 2011 and 2010 premiums and other considerations (excluding buyouts). With respect to the segment’s core earnings, the financial institution business comprised 2% for 2012, 2% for 2011, 6% for 2010, excluding a one-time payment to a third party administrator in 2011.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, increased for the year ended December 31, 2012. While realized capital gains improved in current year, this was partially offset by a decrease in fully insured ongoing premiums, due to the lower sales and persistency resulting from the Company's pricing initiatives as well as the competitive market environment.
The change in insurance operating costs and other expenses is due to lower commission payments as a result of lower sales and a onetime payment to a third party administrator in the first quarter of 2011.
Group Benefits' loss ratio remained flat for both years 2012 and 2011. Loss experience in 2012 reflects stable incidence trends during the year, although elevated when compared to historical levels, and a continuation of the slightly improving claim terminations in group long-term disability that emerged in mid-2012. Group life claims experience deteriorated modestly compared with 2011 but remained more favorable than group long-term disability.
The increase in Group Benefits' after-tax margin (excluding buyouts), excluding realized gains (losses), was primarily due to lower insurance operating costs and other expenses, partially offset by the impact of lower premiums and other considerations due to lower sales and persistency.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion, see Income Taxes within Note 14 of the Notes to Consolidated Financial Statements.
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
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. In addition, due to the availability of additional tax planning strategies, the Company released the valuation allowance associated with investment realized capital losses in 2011. For further discussion, see Income Taxes within Note 14 of the Notes to Consolidated Financial Statements.

MUTUAL FUNDS

Operating Summary	2012	2011	2010
Fee income and other	$599	$649	$664
Net investment loss	(3)	(3)	(8)
Net realized capital gains	—	1	—
Total revenues	596	647	656
Amortization of deferred policy acquisition costs	35	47	51
Insurance operating costs and other expenses	452	448	458
Total benefits, losses and expenses	487	495	509
Income from continuing operations, before income taxes	109	152	147
Income tax expense	38	54	52
Income from continuing operations	71	98	95
Income from discontinued operations, net of tax [1]	—	—	37
Net income	$71	$98	$132

[1]
Represents income from discontinued operations, net of tax of Hartford Investments Canada Corporation (“HICC”). For additional information, see Note 20 of the Notes to Consolidated Financial Statements.

Assets Under Management	2012	2011	2010
Retail mutual fund assets	$43,149	$40,228	$48,753
Investment only mutual fund assets	16,598	16,140	16,634
Other plan assets	1,864	1,557	1,472
Mutual fund assets	61,611	57,925	66,859
Annuity mutual fund assets	26,036	27,613	33,627
Total AUM	$87,647	$85,538	$100,486

Retail Mutual Funds
AUM, beginning of period	$40,228	$48,753	$42,829
Sales	8,559	10,876	12,732
Redemptions	(10,947)	(16,431)	(11,703)
Net flows	(2,388)	(5,555)	1,029
Change in market value and other	5,309	(2,970)	4,895
AUM, end of period	$43,149	$40,228	$48,753

Return on Assets
ROA	8.2	10.5	13.7
Effect of restructuring, net of tax	0.3	—	—
Effect of net realized gains, net of tax and DAC	—	—	3.9
ROA, core earnings	8.5	10.5	9.8

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, decreased for the year ended December 31, 2012 primarily due to lower fee income and other driven by lower average AUM and higher distribution and marketing expenses in 2012 compared to 2011. AUM increased modestly reflecting the improving performance of the Company's mutual funds in the equity markets largely offset by negative net flows primarily in mutual funds supporting the Company's variable annuity products. Retail net outflows decreased in 2012 compared to 2011 as redemption rates continued to trend lower compared to 2011, although new business sales activity decreased in 2012 compared to 2011. Total AUM is expected to be impacted by a planned redemption of approximately $1.5 billion in the second quarter of 2013.
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

TALCOTT RESOLUTION

Operating Summary	2012	2011	2010
Earned premiums [1]	$(10)	$129	$137
Fee income and other [1]	3,604	3,830	3,843
Net investment income (loss)
Securities available-for-sale and other	2,572	2,593	2,577
Equity securities trading [2]	4,565	(1,359)	(774)
Total net investment income	7,137	1,234	1,803
Net realized capital gains (losses)	(972)	15	(750)
Total revenues	9,759	5,208	5,033
Benefits, losses and loss adjustment expenses	2,951	3,535	3,124
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [2]	4,564	(1,359)	(774)
Amortization of deferred policy acquisition costs	661	1,108	325
Insurance operating costs and other expenses	1,451	1,504	1,475
Reinsurance loss on disposition, including goodwill impairment of $224	415	—	—
Total benefits, losses and expenses	10,042	4,788	4,150
Income (loss) from continuing operations, before income taxes	(283)	420	883
Income tax expense (benefit)	(284)	(120)	205
Income from continuing operations	1	540	678
Loss from discontinued operations, net of tax [3]	—	—	(6)
Net income	$1	$540	$672
Assets Under Management
Variable annuity account value	$94,371	$99,922	$116,520
Fixed Market Value Adjusted annuity and other account value	14,755	16,417	16,819
Institutional annuity account value [4]	17,744	19,330	19,674
Other account value [5]	102,429	100,937	100,804
Total account value [4]	$228,143	$235,310	$252,397
Variable Annuities - Account Value Roll Forward
Account value, beginning of period	$99,922	$116,520	$118,032
Net flows	(13,594)	(13,400)	(11,977)
Change in market value and other	11,303	(4,831)	6,429
Effect of currency translation	(3,260)	1,633	4,036
Account value, end of period	$94,371	$99,922	$116,520
[1] Includes earned premiums, fees and other related to the Retirement Plans business of $368, $380 and $359 and the Individual Life business of
$866, $899 and $856, for the years ended December 31, 2012, 2011 and 2010, respectively.
[2] Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.
[3] Represents loss from discontinued operations, net of tax, of Hartford Advantage Investment, Ltd. (“HAIL”). For additional information, see Note 20 of the Notes to Consolidated Financial Statements.
[4] Included in the balance is approximately $(1.2) billion, $(1.3) billion and $(1.4) billion at December 31, 2012, December 31, 2011 and December
31, 2010, respectively, related to an intra-segment funding agreement which is eliminated in consolidation.
[5] Other account value includes $37.4 billion, $13.2 billion and $51.8 billion, respectively, at December 31, 2012 for the Private Placement Life
Insurance, Individual Life and Retirement Plans businesses.

In the fourth quarter of 2012, the Company made changes to its reporting segments to reflect the manner in which it is currently organized for purposes of making operating decisions and assessing performance. The Talcott Resolution (formerly Life Other Operations) Operating Summary currently includes the operating results of the Retirement Plans and Individual Life businesses that were sold in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements.
Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, decreased for the year ended December 31, 2012 primarily due to net realized capital losses as compared to net realized capital gains in the prior period and the estimated reinsurance loss on disposition of the Individual Life business, including an after tax goodwill impairment charge of $146. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments. Restructuring costs of $44, after-tax in 2012 also contributed to the decrease in net income as compared to the prior year period as there were no restructuring costs in 2011. An Unlock benefit in 2012 partially offset the decrease in net income as compared to the prior year period. In addition, benefits, losses and loss adjustment expenses, decreased as compared to the prior year period, reflecting an improvement in equity market performance. For related discussion of the goodwill impairment, see MD&A – Critical Accounting Estimates, MD&A - Corporate and Note 9 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements. For further discussion of the reinsurance loss on disposition, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Net income of the Retirement Plans business decreased, as compared to the prior year, to a net loss of $39 in 2012 from net income of $3 in 2011 primarily due to an increase in net realized capital losses and restructuring costs of $14, after-tax in 2012 associated with the sale of the business. Net income (loss) of the Individual Life business decreased, as compared to the prior year, to a net loss of $172 in 2012 from net income of $114 in 2011 primarily due to the reinsurance loss on disposition, including an after tax goodwill impairment charge of $146, unfavorable mortality, and restructuring costs of $25, after-tax in 2012 associated with the sale of the business.
The net increase in realized capital losses was primarily due to losses in the variable annuity hedge program. Variable annuity hedge program losses for the year ended December 31, 2012 were $1,311 including international losses of $1,490, compared to gains of $162, including international gains of $775 for the prior year period. Net realized capital losses in 2012 also include intent-to-sell impairment losses of $177 related to the sales in January 2013 of the Retirement Plans and Individual Life businesses. Total net impairment losses, including intent-to-sell impairment losses, increased to $247 in 2012 as compared to $117 for the prior year period. For further discussion of investment results and the results of the variable annuity hedge program, see MD&A – Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios.
Talcott Resolution's effective tax rate for 2012 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD. For further discussion of income taxes, see Note 14 of the Notes to Consolidated Financial Statements.
Account values for Talcott Resolution decreased to approximately $228 billion at December 31, 2012 from approximately $235 billion at December 31, 2011, due primarily to surrenders of approximately $10 billion in 2012 in the U.S. variable annuity block, largely offset by the impact of improved equity market performance. In 2012, the annualized full surrender rate on U.S. variable annuities rose to 10.9% compared to 9.3% in 2011 and the annualized full surrender rate on Japan variable annuities rose to 3.4% in 2012 from 2.6% in 2011.
The Company expects annuity account values and consequently earnings to continue to decline over time as fee income decreases due to surrenders, policyholder initiatives or potential transactions with third parties that will reduce the size of the related book of business. In addition, as the Individual Life and Retirement Plans sale transactions were structured as reinsurance transactions, account values associated with these businesses will no longer generate asset-based fee income following the January 2013 closings.
Year ended December 31, 2011 compared to the year ended December 31, 2010
Net income, as compared to the prior year period, decreased for December 31, 2011 primarily due to an Unlock charge in 2011 as compared to an Unlock benefit in 2010, partially offset by net realized capital gains in 2011 as compared to net realized capital losses in the prior year period. Benefits, losses and loss adjustment expenses increased in 2011 reflecting the decline in equity market performance however, these expenses were partially offset by the release of a reserve related to a Japan product. In addition, insurance operating costs and other expenses increased in 2011 due to costs associated with expected assessments related to the Executive Life Insurance Company of New York (“ELNY”) insolvency. Net income of the Retirement Plans business decreased, as compared to the prior year, to $3 in 2011 from $6 in 2010. Net income of the Individual Life business decreased, as compared to the prior year, to $114 in 2011 from $198 in 2010. For further discussion of the Unlock see MD&A – Critical Accounting Estimates.
The net realized capital gains in 2011 compared to net realized capital losses in 2010 were primarily due to gains in the variable annuity hedge program and lower net impairment losses. Variable annuity hedge program gains were $162 in 2011 compared to losses of $345 in 2010. For further discussion of investment results and the results of the variable annuity hedge program see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios.

Talcott Resolution's effective tax rate for 2011 differs from the statutory rate of 35% primarily due to permanent differences for separate account DRD and release of a valuation allowance on deferred tax benefits related to certain realized losses on securities that back certain institutional annuities. For further discussion of income taxes, see Note 14 of the Notes to Consolidated Financial Statements.
Account values decreased to approximately $235 billion at December 31, 2011 from approximately $252 billion at December 31, 2010, reflecting an increase in surrenders in the variable annuity block and declining equity market performance as compared to the prior year period.

CORPORATE

Operating Summary	2012	2011	2010
Earned premiums	$—	$—	$2
Fee income [1]	167	209	187
Net investment income	31	23	81
Net realized capital gains (losses)	125	(96)	66
Other revenue	1	—	(1)
Total revenues	324	136	335
Benefits, losses and loss adjustment expenses	—	(3)	(2)
Insurance operating costs and other expenses	365	202	325
Loss on extinguishment of debt	910	—	—
Reinsurance loss on disposition, including goodwill impairment of $118	118	—	—
Interest expense	457	508	508
Total benefits, losses and expenses	1,850	707	831
Loss from continuing operations before income taxes	(1,526)	(571)	(496)
Income tax benefit	(517)	(201)	(168)
Loss from continuing operations, net of tax	(1,009)	(370)	(328)
Loss from discontinued operations, net of tax [2]	—	(64)	(107)
Net loss	$(1,009)	$(434)	$(435)

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
Year ended December 31, 2012 compared to the year ended December 31, 2011
The net loss in Corporate deteriorated in 2012 primarily due to a loss on extinguishment of debt related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.
Also in 2012, the Company recorded a reinsurance loss on disposition consisting of an impairment of goodwill related to the disposition of the Individual Life business. See Note 9 of the Notes to Consolidated Financial Statements for additional information on the goodwill impairment.
In addition, insurance operating costs and other expenses increased as a result of restructuring and other costs related to the Company’s implementation of its strategic initiatives. See Note 21 of the Notes to Consolidated Financial Statements for additional information on restructuring and other costs.
Partially offsetting the losses was an increase in net realized capital gains (losses), primarily due to gains on derivatives as a result of credit spreads tightening. For additional information on net realized capital gains, see the Investment Results section.
See Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.
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
See Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes.

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
Insurance Risk Management
The Company categorizes its insurance risks across both property-casualty and life products. The Company's insurance operations are vested in the ability to add value through the effective underwriting, pooling, and pricing of insurance risks. As such, working under the direction of the Company's Chief Insurance Risk Officer (“CIRO”), the Company has developed a disciplined approach to insurance risk management that is well integrated into the organization's underwriting, pricing, reinsurance, claims, and capital management processes.
At the same time, the Company has policies and procedures to manage concentrations or correlations of insurance risk, including ERM policies governing the risks related to natural and man-made property catastrophes such as hurricanes, earthquakes, tornado/hailstorms, winter storms, pandemics, terrorism, and casualty catastrophes. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers (see Reinsurance Section). The Company's CIRO has enterprise responsibility for establishing and maintaining the framework, principles and guidelines of The Hartford's insurance risk management program.
Non-Catastrophic Insurance Risks
Non-catastrophic insurance risks exist within each of the Company's divisions and include, but are not limited to, the following:

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

•
Mortality: Risk of loss from unexpected trends in insured deaths impacting timing of payouts from life insurance or annuity products, personal or commercial automobile related accidents, and death of employees or executives during the course of employment, while on disability, or while collecting workers compensation benefits.

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

The Company's processes for managing these risks include disciplined underwriting protocols, exposure controls, sophisticated risk based pricing, risk modeling, risk transfer, and capital management strategies. The Company has established underwriting guidelines for both individual risks, including individual policy limits, and risks in the aggregate, including aggregate exposure limits by geographic zone and peril. Pricing indications for each line of business are set independent of the business by corporate actuarial and are integrated into the reserve review process to ensure consistency between pricing and reserving. Monthly reports track loss cost trends relative to pricing objectives within each state and product, and corporate actuarial provides an independent report to the Board on the Company's reserve position and loss cost trends.

Natural Catastrophe Risk
Natural catastrophe risk is defined as the exposure arising from natural phenomena (e.g., weather, earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios. The Company uses both internal and third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company's financial position and results of operations across the property-casualty, life, and asset management businesses. For natural catastrophe perils, the Company generally limits its estimated pre-tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of statutory surplus prior to reinsurance and to less than 15% of statutory surplus after reinsurance. The Company's modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northeastern, Southeastern, Northwestern, and Midwestern regions of the United States with associated magnitudes ranging from 6.9 to 8.6 on the Moment Magnitude scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida, as well as other Gulf and Northeastern region landfalls.
While Enterprise Risk Management has a process to track and manage these limits, from time to time, the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company's estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is less than 30% of the statutory surplus of the property and casualty insurance subsidiaries and the Company's estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the property and casualty operations. The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.6 billion and $553, before and after reinsurance, respectively. The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $786 before reinsurance and $479 net of reinsurance. The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year.
The net loss estimates provided above assume that the Company is able to recover all losses ceded to reinsurers under its reinsurance programs. There are various methodologies used in the industry to estimate the potential property and workers compensation losses that would arise from various catastrophe events and companies may use different models and assumptions in their estimates. Therefore, the Company's estimates of gross and net losses arising from a 250-year hurricane or earthquake event may not be comparable to estimates provided by other companies. Furthermore, the Company's estimates are subject to significant uncertainty and could vary materially from the actual losses that would arise from these events and the loss estimates provided by other companies. The Company also manages natural catastrophe risk for group life, group disability, and individual life insurance, which in combination with property and workers compensation loss estimates are subject to separate enterprise risk management net aggregate loss limits as a percent of enterprise surplus.
Terrorism Risk
The Company defines terrorism risk as the risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”). The Company monitors aggregations of terrorism risk exposure around key landmarks primarily in major metropolitan areas that span the Company's insurance portfolio. Enterprise Risk Management limits for terrorism apply to aggregations of risk across property-casualty, group benefits, life insurance and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario to less than $1.3 billion. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. While our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below $1.3 billion, currently, all such terrorism exposures are within ERM limits. For a discussion on risks related to terrorist attacks, see the risk factor, "The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity."
Pandemic Risk
Pandemic risk is the exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios. Consistent with industry practice, the Company assesses exposure to pandemics by analyzing the potential impact from a variety of pandemic scenarios based on conditions consistent with historical outbreaks of flu-like viruses such as the “Severe” 1918 Spanish Flu, the Asian flu of 1957, the Hong Kong flu of 1968, and the 2009 outbreak of the swine flu. For pandemic risk, the Company generally limits its estimated pre-tax loss from a single 250 year event to less than 12.5% of the statutory surplus for the enterprise. In evaluating these scenarios, the Company assesses the impact on group and individual life policies, short-term and long term disability, annuities, COLI, property & casualty claims, and losses in the investment portfolio associated with market declines in the event of a widespread pandemic. While Enterprise Risk Management has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company's estimated pre-tax loss for pandemic is less than 12.5% of enterprise statutory surplus.

Reinsurance as a Risk Management Strategy
The Hartford utilizes reinsurance to transfer risk to affiliated and unaffiliated insurers. Reinsurance is used to manage aggregation of risk as well as to transfer certain risk to reinsurance companies based on specific geographic or risk concentrations. All reinsurance processes are aligned under a single enterprise reinsurance risk management policy. Reinsurance purchasing is a centralized function within Commercial, Consumer Markets and Wealth Management to support a consistent strategy and to ensure that the reinsurance activities are fully integrated into the organization's risk management processes.
A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that protect property and workers compensation exposures, and individual risk or quota share arrangements, that protect specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is used by the Company to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverage’s that the Company has in place as of January 1, 2013:

Coverage	Treaty term	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2013 to 1/1/2014	90%	$750		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2012 to 6/1/2013	90%	128	[1]	48
Workers compensation losses arising from a single catastrophe event [2]	7/1/2012 to 7/1/2013	95%	350		100

[1]
The per occurrence limit on the FHCF treaty is $128 for the 6/1/2012 to 6/1/2013 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is estimated based on the best available information from FHCF, which was updated in January 2013.

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
In addition to the reinsurance protection provided by The Hartford's traditional property catastrophe reinsurance program described above, the Hartford has fully collateralized reinsurance coverages from Foundation Re III for losses sustained from qualifying hurricane loss events. Under the terms of the treaties, the Company is reimbursed for losses from hurricanes using customized industry index contracts designed to replicate The Hartford's own catastrophe losses, with a provision that the actual losses incurred by the Company for covered events, net of reinsurance recoveries, cannot be less than zero.
The following table summarizes the terms of the reinsurance treaties with Foundation Re III that were in place as of December 31, 2012:

Covered perils	Treaty term	Covered losses	Bond amount issued by Foundation Re III
Hurricane loss events affecting the Gulf and Eastern Coast of the United States	1/27/2010 to 1/27/2014	90% of $200 in losses in excess of an index loss trigger equating to approximately $1.2 billion in losses to The Hartford	$180
Hurricane loss events affecting the Gulf and Eastern Coast of the United States	2/18/2011 to 2/18/2015	67.5% of $200 in losses in excess of an index loss trigger equating to approximately $1.4 billion in losses to The Hartford	135
As of December 31, 2012, there have been no events that are expected to trigger a recovery under the Foundation Re III reinsurance program and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaties.

Reinsurance for Terrorism
For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the TRIPRA. On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $100. In addition, TRIPRA revised the TRIA definition of a certified “act of terrorism” by removing the requirement that an act be committed “on behalf of any foreign person or foreign interest.” As a result, domestic acts of terrorism can now be certified as “acts of terrorism” under the program, subject to the other requirements of TRIPRA. Under the program, in any one calendar year, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The Company's estimated deductible under the program is $1.2 billion for 2013. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President's Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG's initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long-term development of the terrorism risk market difficult, and that there is likely little potential for future market development for NBCR coverage. The January 2011 PWG report notes some improvements in capacity and modeling, but also noted that take-up rates for terrorism coverage remained relatively flat over the past three years and that insurers remain uncertain about the ability of models to predict the frequency and severity of terrorist attacks. With respect to NBCR coverage, a December 2008 study by the U.S. Government Accountability Office (“GAO”) found that property and casualty insurers still generally seek to exclude NBCR coverage from their commercial policies when permitted. However, while nuclear, pollution and contamination exclusions are contained in many property and liability insurance policies, the GAO report concluded that such exclusions may be subject to challenges in court because they were not specifically drafted to address terrorist attacks. Furthermore, workers compensation policies generally have no exclusion or limitations. The GAO found that commercial property and casualty policyholders, including companies that own high-value properties in large cities, generally reported that they could not obtain NBCR coverage. Commercial property and casualty insurers generally remain unwilling to offer NBCR coverage because of uncertainties about the risk and the potential for catastrophic losses.
Reinsurance Recoverables
Reinsurance Security
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. Through this process, the Company maintains a centralized list of reinsurers approved for participation in reinsurance transactions. Only reinsurers approved through this process are eligible to participate in new reinsurance transactions. The Company's approval designations reflect the differing credit exposure associated with various classes of business. Participation eligibility is categorized based upon the nature of the risk reinsured, including the expected liability payout duration. In addition to defining participation eligibility, the Company regularly monitors credit risk exposure to each reinsurance counterparty and has established limits tiered by counterparty credit rating. For further discussions on how the Company manages and mitigates third party credit risk, refer to the Credit Risk section.
Property and Casualty Insurance Product Reinsurance Recoverable
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverable from a number of entities, including reinsurers and pools. The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2012 and 2011:

Reinsurance Recoverable	December 31, 2012	December 31, 2011
Paid loss and loss adjustment expenses	$170	$153
Unpaid loss and loss adjustment expenses	2,852	2,884
Gross reinsurance recoverable	3,022	3,037
Less: allowance for uncollectible reinsurance	(268)	(290)
Net reinsurance recoverable	$2,754	$2,747

As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third-party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2012 and 2011, the following table shows the portion of recoverables due from companies rated by A.M. Best:

Distribution of gross reinsurance recoverable	December 31, 2012		December 31, 2011
Gross reinsurance recoverable	$3,022		$3,037
Less: mandatory (assigned risk) pools and structured settlements	(588)		(617)
Gross reinsurance recoverable excluding mandatory pools and structured settlements	$2,434		$2,420
		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$1,691	69.5%	$1,774	73.3%
Other rated by A.M. Best	6	0.2%	52	2.2%
Total rated companies	1,697	69.7%	1,826	75.5%
Voluntary pools	95	3.9%	100	4.1%
Captives	368	15.1%	242	10.0%
Other not rated companies	274	11.3%	252	10.4%
Total	$2,434	100.0%	$2,420	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2012 and 2011, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. Due largely to investment losses sustained by reinsurers in 2008 along with significant catastrophe losses and European sovereign debt concerns in 2011 and 2012, the financial strength ratings of some reinsurers have been downgraded and the financial strength ratings of other reinsurers have been put on negative watch. Nevertheless, as indicated in the above table, 69.5% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2012. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
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

Citizens Property Insurance Corporation in Florida (“Citizens”), a non-affiliate insurer, provides property insurance to Florida homeowners and businesses that are unable to obtain insurance from other carriers, including for properties deemed to be “high risk.” Citizens maintains a Personal Lines account, a Commercial Lines account and a High Risk account. If Citizens incurs a deficit in any of these accounts, Citizens may impose a “regular assessment” on other insurance carriers in the state, such as the Company, to fund the deficits, subject to certain restrictions and subject to approval by the Florida Office of Insurance Regulation. Carriers are then permitted to surcharge policyholders to recover the assessments over the next few years. Citizens may also opt to finance a portion of the deficits through issuing bonds and may impose “emergency assessments” on other insurance carriers to fund the bond repayments. Unlike with regular assessments, however, insurance carriers only serve as a collection agent for emergency assessments and are not required to remit surcharges for emergency assessments to Citizens until they collect surcharges from policyholders. Under U.S. GAAP, the Company is required to accrue for regular assessments in the period the assessments become probable and estimable and the obligating event has occurred. Surcharges to recover the amount of regular assessments may not be recorded as an asset until the related premium is written. Emergency assessments that may be levied by Citizens are not recorded in the income statement.
Operational Risk Management
The Hartford has an Operational Risk Management (“ORM”) function whose responsibility is to provide a comprehensive and enterprise-wide view of the Company's operational risk on an aggregate basis. The Company defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. This inadequacy or failure may come from internal or external events. It includes legal risk and considers reputational risk as an impact. The Company has developed a library of operational risks which have been classified into the following seven risk categories:

•	Internal Fraud

•	External Fraud

•	Employment Practices & Workplace Safety

•	Business Disruption & Systems Failures

•	Clients, Products & Business Practice

•	Damage to Physical Assets

•	Execution, Delivery & Process Management
ORM is led by the Chief Operational Risk Officer (“CORO”) who is responsible for establishing, maintaining and communicating the framework, principles and guidelines of The Hartford's operational risk management program. In addition, the CORO also manages business continuity, model risk management and risk assessments. Responsibility for day-to-day management of operational risk lies within each business unit and functional area.
ORM works closely with the Operational Risk Committee (“ORC”), an enterprise wide governance body comprised of senior leaders from functional areas such as ORM, Enterprise Services, Enterprise Operations, Claims, Information Technology, Compliance and Internal Audit. The ORC meets regularly and provides a forum for ensuring the effective management of operational risks across the enterprise. The ORC's responsibilities include reviewing and approving: policies governing operational risk, functional risk tolerances, and risk mitigation strategies. This group also identifies emerging operational risks, prioritizes them, and determines action plans. Individual committees, such as the Enterprise Sourcing Board, Enterprise Privacy and Security Committee, and the Enterprise Health, Environment and Safety Committee focus on specific operational risk issues and report to the ORC.
ORM is responsible for ensuring controls and providing a framework for managing operational risks. ORM has various tools and processes for identifying, monitoring, measuring, prioritizing, and reporting operational risks. ORM uses a centralized Governance, Risk, and Compliance (GRC) system to help manage operational risk across the Company's finance, legal, data security, and information technology functions. The ORM (Archer) Steering Committee manages the direction, strategy and priorities of the initiatives that support governance, risk and compliance.
The Company's business risk assessment process is used to identify operational risks, evaluate controls to mitigate those risks, and monitor control improvements.

Financial Risk Management
The Company identifies the following categories of financial risk:

•	Liquidity Risk

•	Interest Rate Risk

•	Equity Risk

•	Foreign Currency Exchange Risk

•	Credit Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Financial risk also includes exposure to events that may cause correlated movement in multiple risk factors. The primary source of financial risks are the Company's general account assets and the liabilities which those assets back, together with the guarantees which the company has written over various liability products, particularly its portfolio of variable annuities. The Company assesses its financial risk on a U.S. GAAP, statutory and economic basis. The Hartford has developed a disciplined approach to financial risk management that is well integrated into the Company's underwriting, pricing, hedging, claims, asset and liability management, new product, and capital management processes. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter and exchange traded derivatives to transfer risk to well-established and financially secure counterparties. Together, the Company's Chief Market Risk Officer, HIMCO Chief Risk Officer and Head of Asset Liability Management have enterprise responsibility for establishing and maintaining the framework, principles, and guidelines of The Hartford's financial risk management program.
Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the company's inability or perceived inability to meet its contractual cash obligations at the legal entity level when they come due over given horizons without incurring unacceptable costs and without relying on uncommitted funding sources. Liquidity risk includes the inability to manage unplanned increases or accelerations in cash outflows, decreases or changes in funding sources, and changes in market conditions that affect the ability to liquidate assets quickly to meet obligations with minimal loss in value. Components of liquidity risk include funding risk, transaction risk and market liquidity risk. Funding risk is the gap between sources and uses of cash under normal and stressed conditions taking into consideration structural, regulatory and legal entity constraints. Changes in institution-specific conditions that affect the Company's ability to sell assets or otherwise transact business without incurring a significant loss in value is transaction risk. Changes in general market conditions that affect the institution's ability to sell assets or otherwise transact business without incurring a significant loss in value is market liquidity risk.
The Company has defined ongoing monitoring and reporting requirements to assess liquidity across the enterprise. The Company measures and manages liquidity risk exposures and funding needs within prescribed limits and across legal entities, business lines and currencies, taking into account legal, regulatory and operational limitations to the transferability of liquidity. The Company also monitors internal and external conditions, identifies material risk changes and emerging risks that may impact liquidity. The Company's CFO has primary responsibility for liquidity risk.
For further discussion on liquidity see the section on Capital Resources and Liquidity.

Interest Rate Risk
Interest rate risk is the risk of financial loss due to adverse changes in the value of assets and liabilities arising from movements in interest rates. Interest rate risk encompasses exposures with respect to changes in the level of interest rates, the shape of the term structure of rates and the volatility of interest rates. Interest rate risk does not include exposure to changes in credit spreads. The Company has exposure to interest rates arising from its fixed maturity securities, interest sensitive liabilities and discount rate assumptions associated with the Company’s pension and other post retirement benefit obligations.
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Talcott Resolution products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, if long-term interest rates rise dramatically within a six to twelve month time period, certain Talcott Resolution businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Talcott Resolution's fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
A decline in interest rates results in certain mortgage-backed and municipal securities being more susceptible to paydowns and prepayments or calls. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risks, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Talcott Resolution products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 18 of the Notes to Consolidated Financial Statements. In addition, management evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Talcott Resolution section of the MD&A.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.

Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $87.0 billion and $83.1 billion at December 31, 2012 and 2011, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, derivatives, and cash equivalents, was approximately 5.6 and 5.3 years as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the weighted average duration of the portfolio, excluding the Retirement Plans and Individual Life businesses, is approximately 5.4 years.
Liabilities
The Company’s investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, such as fixed rate annuities with a market value adjustment feature. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as corporate owned life insurance contracts and the general account portion of Talcott Resolutions’s variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.
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
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the interest rate risk profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
At December 31, 2012 and 2011, notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $23.9 billion and $19.8 billion, respectively ($23.7 billion and $19.5 billion, respectively, related to investments and $0.2 billion and $0.3 billion, respectively, related to Talcott Resolution liabilities). The fair value of these derivatives was $(281) and $(332) as of December 31, 2012 and 2011, respectively.

Interest Rate Sensitivity
The before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) issued by the Company’s Talcott Resolution segment, as well as certain insurance product liabilities (e.g., short-term and long-term disability contracts) issued by the Company’s Group Benefits segment, for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets are included in the following table. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as auto, property, whole and term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value as of December 31,
	2012		2011
Basis point shift	--100	+100	-100	+100
Amount	$(294)	$135	$(494)	$287
The fixed liabilities included above represented approximately 41% and 43% of the Company’s general account liabilities as of December 31, 2012 and 2011, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, not included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2012 and 2011. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

	Change in Fair Value as of December 31,
	2012		2011
Basis point shift	--100	+100	-100	+100
Amount	$3,406	$(3,357)	$3,248	$(2,985)
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

Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans. Equity Risk on the Company’s Variable Annuity products is mitigated through various hedging programs. (See the Variable Annuity Hedge Program Section)
The Company's exposure to equity risk includes the potential for lower earnings associated with certain businesses such as mutual funds and variable annuities where fee income is earned based upon the value of the assets under management. For further discussion of equity risk, see the Variable Product Guarantee Risks and Risk Management section below. In addition, Talcott Resolution includes certain guaranteed benefits, primarily associated with variable annuity products, which increase the Company's potential benefit exposure as the equity markets decline.

The Company is also subject to equity risk based upon the assets that support its pension plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options. For further discussion of equity risk associated with the pension plans, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 18 of the Notes to Consolidated Financial Statements.
Variable Product Guarantee Risks and Risk Management
The Company’s variable products are significantly influenced by the U.S., Japanese, and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products currently include variable annuity contracts and mutual funds.
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

Variable Annuity Guaranteed Benefits
The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $94.4 billion and $99.8 billion as of December 31, 2012 and December 31, 2011, respectively.

The following table summarizes the account values of the Company’s U.S., Japan and U.K. variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of December 31, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[4]	% In the Money[5]
U. S. Variable Annuity [1]
GMDB [2]	$64.8	$6.6	$2.2	48%	13%
GMWB	34.2	0.7	0.5	23%	9%
Japan Variable Annuity [1]
GMDB	27.7	5.7	4.8	98%	18%
GMIB [3]	26.0	3.3	3.3	97%	12%
U.K. Variable Annuity [1]
GMDB	1.9	—	—	100%	2%
GMWB	1.7	—	—	24%	7%

Total Variable Annuity Guarantees
As of December 31, 2011
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [5]
U. S Variable Annuity [1]
GMDB [2]	$68.7	$12.0	$5.1	77%	15%
GMWB	36.6	1.9	1.6	45%	12%
Japan Variable Annuity [1]
GMDB	29.2	10.9	9.4	99%	27%
GMIB [3]	27.3	7.5	7.5	99%	22%
U.K. Variable Annuity [1]
GMDB	1.9	0.08	0.08	100%	4%
GMWB	1.8	0.07	0.07	57%	3%

[1]
Policies with a guaranteed living benefit (a GMWB in the US or UK, or a GMIB in Japan) also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or, by contract, the GMDB NAR is reduced to zero. When a policy goes into benefit status on a GMIB, its GMDB NAR is released.

[2]	Excludes group annuity contracts with GMDB benefits.

[3]	Includes small amount of GMWB and GMAB.

[4]	Excludes contracts that are fully reinsured.

[5]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company's GMDB liability, see Note 10 of the Notes to Consolidated Financial Statements.
The Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”). For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 of the Notes to Consolidated Financial Statements.
For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of December 31, 2012, 73% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 10 of the Notes to Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the Japan GMIB as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

GMIB [1]	As of December 31, 2012
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.3	0.2
2015	7.1	0.8
2016	2.3	0.4
2017	2.7	0.5
2018 & beyond [2]	6.5	0.9
Total	$23.2	$2.8

[1]	Excludes certain non-GMIB living benefits of $2.8 billion of account value and $0.5 billion of NAR.

[2]	In 2018 & beyond, $2.5 billion of the $6.5 billion is associated with account value that is eligible in 2021.

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
International Hedge Programs
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps and futures, and equity swaps, customized swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, FTSE 100 index, and Euro Stoxx 50.
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

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of year end and are related to the fair value of liabilities and hedge instruments in place as of year end for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

U.S. GAAP Sensitivity Analysis	As of December 31, 2012
(pre Tax/DAC) [1]	U.S. Programs						International Programs [2]
	GMWB			Macro			Japan/UK
Equity Market Return	(20)%	(10)%	10%	(20)%	(10)%	10%	(20)%	(10)%	10%
Potential Net Fair Value Impact	$(150)	$(66)	$41	$407	$70	$(36)	$509	$247	$(248)
Interest Rates	-50bps	-25bps	25bps	-50bps	-25bps	25bps	-50bps	-25bps	25bps
Potential Net Fair Value Impact	$(61)	$(32)	$34	$27	$13	$(13)	$135	$72	$(86)
Implied Volatilities	10%	2%	(10)%	10%	2%	(10)%	10%	2%	(10)%
Potential Net Fair Value Impact	$(398)	$(78)	$358	$101	$20	$(97)	$99	$19	$(71)
Yen Strengthens +/ Weakens -	20%	10%	(10)%	20%	10%	(10)%	20%	10%	(10)%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$1,131	$353	$(242)

[1]
These sensitivities are based on the following key market levels as of December 31, 2012: 1) S&P of 1426; 2) 10yr US swap rate of 1.91%; 3) S&P 10yr volatility of 25.87% and 4) FX rates of USDJPY @86.75 and EURJPY @114.46.

[2]
Subsequent to December 31, 2012, the Company added additional currency protection. This action resulted in changes in Yen sensitivities from those disclosed above. As of February 21, 2013, the potential net fair value impact for the additional currency protection from Yen instantaneously strengthening by 20% and 10% are $333 and $90, respectively; and Yen instantaneously weakening by (10)% is $(58).

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

Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese and U.K. variable annuities, the investment in and net income of the Japanese and U.K. operations, non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated individual fixed annuity product. In addition, Talcott Resolution issued non-U.S. dollar denominated funding agreement liability contracts. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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
In order to manage the currency exposure related to non-U.S. dollar denominated investments and the non-U.S. dollar denominated funding agreement liability contracts, the Company entered into foreign currency swaps and forwards to hedge the variability in cash flows or fair value. These foreign currency swap and forward agreements are structured to match the foreign currency cash flows of the hedged foreign denominated securities and liabilities.
The yen denominated individual fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company suspended new sales of the Japan business. The underlying investment strategy involves investing in the U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages the currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
Although economically an effective hedge, a divergence between the yen denominated fixed annuity product liability and the currency swaps exists primarily due to the difference in the basis of accounting between the liability and the derivative instruments (i.e., historical cost versus fair value). The yen denominated fixed annuity product liabilities are recorded on a historical cost basis and are only adjusted for changes in foreign spot rates and accrued income. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in euro, sterling, yen and Canadian dollars, at December 31, 2012 and 2011, were approximately $2.1 billion and $2.3 billion, respectively. Included in these amounts are $1.8 billion and $1.9 billion at December 31, 2012 and 2011, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2012 and 2011, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $246 and $399, respectively, and total fair value of $(17) and $12, respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities, including the associated yen denominated fixed annuity product liabilities, and derivative instruments as of December 31, 2012 and 2011, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $114 and $113, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.
Liabilities
Talcott Resolution previously issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2012 and 2011, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $134 and $771 and a total fair value of less than $1 and $(57), respectively.

The Company uses currency swaps to manage the foreign currency risk associated with the yen denominated individual fixed annuity product. As of December 31, 2012 and 2011, the notional value of the currency swaps was $1.7 billion and $1.9 billion and the fair value was $224 and $514, respectively. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. A before-tax net loss of $(36) and net gains of $3 and $27 for the years ended December 31, 2012, 2011 and 2010, respectively, which includes the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement, was recorded in net realized capital gains and losses.
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

•	As the value of certain fixed-income and equity securities in our investment portfolio decreases, due in part to credit spread widening, statutory surplus and RBC ratios may decrease.

•	As the value of certain derivative instruments that do not qualify for hedge accounting decreases, statutory surplus and RBC ratios may decrease.

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

The Company has reinsured approximately 17% of its risk associated with U.S. GMWB and 67.2% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value of a financial instrument due to changes in credit spread that are unrelated to changes in obligor credit quality. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.
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
Credit risks are managed on an on-going basis through the use of various processes and analyses. At the investment, reinsurance, and insurance product levels, fundamental credit analyses are performed at the issuer/counterparty level on a regular basis. To provide a holistic review within the investment portfolio, fundamental analyses are supported by credit ratings, assigned by nationally recognized rating agencies or internally assigned, and by quantitative credit analyses. The Company utilizes a credit Value at Risk ("VaR") to measure default and migration risk on a monthly basis. Issuer and security level risk measures are also utilized. In the event of deterioration in credit quality, the Company maintains watch lists of problem counterparties within the investment and reinsurance portfolios. The watch lists are updated based on regular credit examinations and management reviews. The Company also performs quarterly assessments of probable expected losses in the investment portfolio. The process is conducted on a sector basis and is intended to promptly assess and identify potential problems in the portfolio and to recognize necessary impairments.
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
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through the use of derivative instruments or asset sales. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Investment Management section and Note 6 of the Notes to Consolidated Financial Statements. Further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see the Reinsurance section.
As of December 31, 2012, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan, which represented $2.7 billion, or 12% of stockholders' equity, and 2% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 of the Notes to Consolidated Financial Statements.

Derivative Instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 6 of the Notes to Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional over-the-counter (“OTC”) derivatives requiring greater collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.
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
For the company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2012, for the company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. Beginning in the fourth quarter of 2011, the Company began hedging its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK are generally managed to be consistent with the maximum uncollateralized threshold of the domestic program. However, for three HLIKK counterparties, the maximum uncollateralized exposures are higher than $10 . These three counterparties maintain credit ratings of A3 or better and the Company actively monitors their credit standing. For further discussion, see the Derivative Commitments section of Note 13 of the Notes to Consolidated Financial Statements.
For the year ended December 31, 2012, the Company has incurred no losses on derivative instruments due to counterparty default.

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
As of December 31, 2012 and 2011, the notional amount related to credit derivatives that purchase credit protection was $2.2 billion and $1.7 billion, respectively, while the fair value was $21 and $36, respectively. As of December 31, 2012 and 2011, the notional amount related to credit derivatives that assume credit risk was $2.7 billion and $3.0 billion, respectively, while the fair value was $(29) and $(648), respectively. For further information on credit derivatives, see Note 6 of the Notes to Consolidated Financial Statements.
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The ratings referenced below are based on the ratings of a nationally recognized rating organization or, if not rated, assigned based on the Company’s internal analysis of such securities.

Fixed Maturities by Credit Quality
	December 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$10,481	$10,975	12.8%	$8,901	$9,364	11.4%
AAA	8,646	9,220	10.7%	9,631	10,113	12.4%
AA	14,939	16,104	18.7%	15,471	15,844	19.4%
A	20,396	22,650	26.4%	19,501	21,053	25.7%
BBB	20,833	22,689	26.4%	20,972	21,760	26.6%
BB & below	4,452	4,284	5.0%	4,502	3,675	4.5%
Total fixed maturities	$79,747	85,922	100.0%	$78,978	81,809	100.0%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to an increase in U.S. Government/Government agencies, which increased largely due to collateral associated with repurchase agreements and dollar roll transactions. For further information on repurchase and dollar roll agreements, see Note 6 of the Notes to the Consolidated Financial Statements. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 of the Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	December 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$2,234	$29	$(116)	$2,147	2.5%	$2,688	$34	$(208)	$2,514	3.1%
Small business	336	7	(67)	276	0.3%	418	1	(123)	296	0.4%
Other	313	27	—	340	0.4%	324	20	(1)	343	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	2,197	—	(68)	2,129	2.5%	2,334	—	(181)	2,153	2.6%
Commercial real estate ("CREs")	420	44	(80)	384	0.4%	485	16	(167)	334	0.4%
Other [1]	553	16	(11)	527	0.6%	—	—	—	—	—%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	962	79	—	1,041	1.2%	637	40	—	677	0.8%
Bonds	4,535	293	(160)	4,668	5.4%	5,992	182	(487)	5,687	7.0%
Interest only (“IOs”)	586	45	(19)	612	0.7%	563	49	(25)	587	0.7%
Corporate
Basic industry [1]	3,741	369	(6)	4,104	4.8%	3,690	309	(19)	3,979	4.9%
Capital goods	3,109	389	(2)	3,496	4.1%	3,327	331	(33)	3,625	4.4%
Consumer cyclical	2,423	266	(5)	2,684	3.1%	2,277	206	(8)	2,475	3.0%
Consumer non-cyclical	5,927	759	(7)	6,679	7.8%	5,985	644	(13)	6,616	8.1%
Energy	3,816	499	(3)	4,312	5.0%	3,338	381	(15)	3,704	4.5%
Financial services	7,230	604	(211)	7,623	8.9%	7,763	334	(526)	7,571	9.3%
Tech./comm.	3,971	526	(16)	4,481	5.2%	4,357	443	(61)	4,739	5.8%
Transportation	1,393	163	(2)	1,554	1.8%	1,285	123	(6)	1,402	1.7%
Utilities	7,792	1,017	(24)	8,785	10.2%	8,236	857	(38)	9,055	11.2%
Other [1]	292	39	—	331	0.4%	903	33	(20)	845	1.0%
Foreign govt./govt. agencies	3,985	191	(40)	4,136	4.8%	2,030	141	(10)	2,161	2.6%
Municipal Taxable	2,235	246	(15)	2,466	2.9%	1,688	120	(51)	1,757	2.1%
Tax-exempt	10,766	1,133	(4)	11,895	13.9%	10,869	655	(21)	11,503	14.1%
Residential mortgage-backed securities ("RMBS")
Agency	5,906	259	(3)	6,162	7.2%	4,436	222	—	4,658	5.7%
Non-agency	—	—	—	—	—%	62	—	(2)	60	0.1%
Alt-A	38	—	(1)	37	—%	115	5	(21)	99	0.1%
Sub-prime	1,374	36	(129)	1,281	1.5%	1,348	25	(433)	940	1.1%
U.S. Treasuries	3,613	175	(16)	3,772	4.4%	3,828	203	(2)	4,029	4.9%
Fixed maturities, AFS	79,747	7,211	(1,005)	85,922	100%	78,978	5,374	(2,471)	81,809	100%
Equity securities
Financial services	331	15	(42)	304		479	10	(187)	302
Other	535	66	(15)	586		577	58	(16)	619
Equity securities, AFS	866	81	(57)	890		1,056	68	(203)	921
Total AFS securities [3]	$80,613	$7,292	$(1,062)	$86,812		$80,034	$5,442	$(2,674)	$82,730
Fixed maturities, FVO [3]				$1,087					$1,328

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]
Includes investments relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to the Consolidated Financial Statements for further discussion of this transaction.

The Company continues to invest in a diversified portfolio with purchases focused on investment grade corporate bonds and additional investments into RMBS agencies and U.S. Treasuries as a part of repurchase and dollar roll transactions. For further information on repurchase and dollar roll agreements, see Note 6 of the Notes to the Consolidated Financial Statements. The Company also reinvested short-term investments into foreign government securities to generate an additional return in support of Japan-related liabilities. In addition, the Company continued to prudently manage exposure to riskier assets through selective sales of CMBS, financial and European exposures. The Company's AFS net unrealized position improved primarily as a result of improved security valuations largely due to credit spread tightening and declining interest rates. Fixed maturities, FVO, primarily represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs. For further discussion on fair value option securities, see Note 5 of the Notes to Consolidated Financial Statements.
European Exposure
Many economies within Europe continue to experience significant adverse economic conditions which have been precipitated in part by high unemployment rates and government debt levels. As a result, issuers in several European countries have experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. The concerns regarding the European countries have impacted the capital markets which, in turn, has made it more difficult to contain the European financial crisis. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets to a degree recently. However, core issues still remain. Further contraction of gross domestic product along with elevated unemployment levels may continue to put pressure on sovereign debt.
The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company periodically considers alternate scenarios, including a base-case and both a positive and negative “tail” scenario that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 5% of total invested assets as of December 31, 2012. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, specifically, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes credit default spreads that exceed the iTraxx SovX index level, an S&P credit quality rating lower than BBB and a gross domestic product ("GDP") greater than $200 billion.

The following tables present the Company’s European securities included in the Securities by Type table above.

December 31, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$4	$4	$—	$—	$—	$—	$4	$4
Spain [3]	53	52	20	20	—	—	73	72
Ireland	143	145	—	—	—	—	143	145
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	200	201	20	20	—	—	220	221
Europe excluding higher risk	4,022	4,525	1,158	1,182	751	827	5,931	6,534
Total Europe	$4,222	$4,726	$1,178	$1,202	$751	$827	$6,151	$6,755
Europe exposure net of credit default swap protection [2]							$5,767	$6,752

December 31, 2011
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$314	$255	$—	$—	$—	$—	$314	$255
Spain [3]	191	189	20	19	—	—	211	208
Ireland	163	162	—	—	—	—	163	162
Portugal	15	15	—	—	—	—	15	15
Greece	—	—	—	—	—	—	—	—
Higher risk	683	621	20	19	—	—	703	640
Europe excluding higher risk	4,277	4,695	1,255	1,135	901	970	6,433	6,800
Total Europe	$4,960	$5,316	$1,275	$1,154	$901	$970	$7,136	$7,440
Europe exposure net of credit default swap protection [2]							$6,439	$7,467

[1]
Includes amortized cost and fair value of $74 as of December 31, 2012 and $67 as of December 31, 2011 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $384 and $(3), respectively, as of December 31, 2012 and $697 and $27, respectively, as of December 31, 2011 related to credit default swap protection. This includes a notional amount of $56 and $89 as of December 31, 2012 and December 31, 2011, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the Corporate and Equity, AFS Financial Services.
The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of December 31, 2012 and 2011, exposure to the United Kingdom totals less than 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of December 31, 2012 and 2011, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A, respectively.
As of December 31, 2012 and 2011, the Company’s total credit default swaps that provide credit protection on European issuers had a notional amount of $384 and $697, respectively, and a fair value of $(3) and $27, respectively. Included in those notional amounts as of December 31, 2012 and 2011 were $384 and $407, respectively, on credit default swaps that reference single name corporate and financial European issuers, of which $23 and $125, respectively, relate to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. Also included are credit default swaps with a notional amount of $290 as of December 31, 2011 which reference a standard basket of European corporate and financial issuers. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.

In addition to the credit risk associated with the investment portfolio, the Company has $236 of reinsurance recoverables due from legal entity counterparties domiciled within Europe. For a more detail discussion of the Company's reinsurance arrangements, see Note 7 of the Notes to the Consolidated Financial Statements.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at December 31, 2012 and 2011 was $11.8 billion and $12.5 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds' investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $5.0 billion and $5.4 billion as of December 31, 2012 and 2011, respectively. Included in this estimated European exposure were investments in Ireland, Italy, Portugal and Spain with an estimated fair value of $1.6 billion and $1.7 billion as of December 31, 2012 and 2011, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poor's or Baa3 or higher by Moody's. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. The Company has also entered into credit default swaps with a notional amount and fair value of $350 and $28 , respectively, to hedge certain sovereign credit risks.
Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	December 31, 2012			December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$47	$49	$2	$240	$245	$5
AA	1,039	1,125	86	1,698	1,675	(23)
A	3,539	3,763	224	3,664	3,685	21
BBB	2,537	2,563	26	2,335	1,998	(337)
BB & below	399	427	28	305	270	(35)
Total	$7,561	$7,927	$366	$8,242	$7,873	$(369)
Domestic financial companies continued to stabilize throughout 2012 due to improved earnings performance, strengthening of asset quality and capital generation. However, spread volatility remains high due to capital market and economic uncertainty surrounding debt ceiling and sequestration issues, as well as lingering concerns related to the Eurozone. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets which could adversely impact the Company’s net unrealized position.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals such as spread tightening, firming property prices, increases in transaction volume and modestly easing financing conditions. While delinquencies still remain at elevated levels, they have improved throughout 2012.
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

CMBS — Bonds [1]

December 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$180	$184	$102	$103	$57	$56	$5	$5	$42	$43	$386	$391
2004	171	178	73	82	36	36	24	24	20	12	324	332
2005	446	485	105	107	121	122	152	139	100	82	924	935
2006	682	757	167	178	129	135	235	229	316	278	1,529	1,577
2007	371	409	289	301	150	154	31	31	188	160	1,029	1,055
2008	55	66	—	—	—	—	—	—	—	—	55	66
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	18	21	—	—	22	23	—	—	—	—	40	44
2011	121	135	—	—	—	—	—	—	—	—	121	135
2012	98	102	—	—	—	—	1	1	—	—	99	103
Total	$2,170	$2,367	$736	$771	$515	$526	$448	$429	$666	$575	$4,535	$4,668
Credit protection	29.7%		23.4%		23.3%		16.8%		9.2%		23.7%

December 31, 2011
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$408	$415	$148	$144	$83	$81	$16	$13	$33	$30	$688	$683
2004	333	349	68	75	45	41	30	28	26	21	502	514
2005	520	556	101	96	178	151	177	138	71	57	1,047	998
2006	713	762	516	493	180	159	362	298	430	302	2,201	2,014
2007	245	267	296	275	123	97	166	130	195	149	1,025	918
2008	55	60	—	—	—	—	—	—	—	—	55	60
2009	28	29	—	—	—	—	—	—	—	—	28	29
2010	29	31	—	—	—	—	—	—	—	—	29	31
2011	417	440	—	—	—	—	—	—	—	—	417	440
Total	$2,748	$2,909	$1,129	$1,083	$609	$529	$751	$607	$755	$559	$5,992	$5,687
Credit protection	27.3%		22.7%		19.7%		13.8%		8.2%		21.6%
[1] The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $420 and $384, respectively, as of December 31, 2012 and $485 and $334, respectively, as of December 31, 2011. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

Commercial Mortgage Loans

	December 31, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$150	$(8)	$142	$268	$(19)	$249
Whole loans	6,023	(10)	6,013	4,892	(17)	4,875
A-Note participations	255	—	255	265	—	265
B-Note participations	263	(50)	213	296	(66)	230
Mezzanine loans	88	—	88	109	—	109
Total [2]	$6,779	$(68)	$6,711	$5,830	$(102)	$5,728

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
Includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to the Consolidated Financial Statements for further discussion of this transaction.

Since December 31, 2011, the Company funded $1.4 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 3.8%. The Company continues to originate commercial whole loans in primary markets, such as multi-family and retail, focusing on loans with strong LTV ratios and high quality property collateral. The Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of December 31, 2012, and $74 and $4, respectively, as of December 31, 2011.
Municipal Bonds
The Company holds investments in securities backed by states, municipalities and political subdivisions (“municipal”) with an amortized cost and fair value of $13.0 billion and $14.4 billion, respectively, as of December 31, 2012, and $12.6 billion and $13.3 billion, respectively, as of December 31, 2011. The Company’s municipal bond portfolio primarily consists of high quality essential service revenue and general obligation bonds. As of December 31, 2012, the largest issuer concentrations were the states of California, Illinois and Massachusetts, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds. As of December 31, 2011, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation bonds.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds include investments in funds of funds and direct funds. These hedge funds invest in a variety of strategies including global macro and long/short credit and equity. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporate equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential.

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Hedge funds	$1,309	43.4%	$896	35.4%
Mortgage and real estate funds	501	16.6%	479	18.9%
Mezzanine debt funds	108	3.6%	118	4.7%
Private equity and other funds	1,097	36.4%	1,039	41.0%
Total	$3,015	100%	$2,532	100%
Since December 31, 2011, the Company increased its investment in hedge funds with the expectation of generating attractive risk-adjusted returns over time.

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $1.1 billion as of December 31, 2012, which have improved $1.6 billion, or 60%, from December 31, 2011 due to credit spread tightening and lower interest rates. As of December 31, 2012, $561 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $501 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $90 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily corporate financial securities, commercial and residential real estate, as well as ABS backed by student loans that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding financial services, residential and certain commercial real estate and ABS student loans. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of December 31, 2012 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	771	$3,964	$3,893	$(71)	855	$3,933	$3,672	$(261)
Greater than three to six months	306	764	730	(34)	485	2,617	2,517	(100)
Greater than six to nine months	183	157	142	(15)	224	1,181	1,097	(84)
Greater than nine to eleven months	64	96	90	(6)	42	106	95	(11)
Twelve months or more	687	7,850	6,894	(936)	943	11,613	9,324	(2,218)
Total	2,011	$12,831	$11,749	$(1,062)	2,549	$19,450	$16,705	$(2,674)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	68	$54	$36	$(18)	206	$1,823	$1,289	$(500)
Greater than three to six months	27	22	16	(6)	134	1,749	1,205	(544)
Greater than six to nine months	20	72	55	(17)	42	406	269	(137)
Greater than nine to eleven months	12	33	25	(8)	9	1	—	(1)
Twelve months or more	157	1,329	877	(452)	239	1,806	1,057	(749)
Total	284	$1,510	$1,009	$(501)	630	$5,785	$3,820	$(1,931)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	December 31, 2012				December 31, 2011
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	20	$48	$22	$(26)	50	$152	$55	$(97)
Greater than three to six months	4	1	—	(1)	26	110	46	(64)
Greater than six to nine months	4	2	—	(2)	7	33	11	(22)
Greater than nine to eleven months	7	1	—	(1)	5	5	1	(4)
Twelve months or more	27	147	57	(90)	54	227	71	(156)
Total	62	$199	$79	$(120)	142	$527	$184	$(343)

[1]	Unrealized losses exclude the fair value of bifurcate embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type excluding intent-to-sell impairment relating to the sales of Retirement Plans and Individual Life businesses.

	For the years ended December 31,
	2012	2011	2010
ABS	$29	$27	$13
CRE CDOs	10	41	164
CMBS
Bonds	24	16	157
IOs	3	5	3
Corporate	28	50	33
Equity	65	17	14
RMBS Non-agency	—	—	2
RMBS Alt-A	1	1	10
RMBS sub-prime	12	15	37
Other	—	2	1
Total	$172	$174	$434

The following table presents the Company's intent-to-sell impairments recognized in earnings relating to the sales of the Retirement Plans and Individual Life businesses by security type. The Company recognized impairments in the amount of the gross unrealized loss as of December 31, 2012 on the securities that were transferred.

For the year December 31, 2012
ABS	$22
CDO
CRE CDOs	7
Other CDOs	14
CMBS
Bonds	11
IOs	1
Corporate	52
Equity	5
Municipal	1
RMBS Alt-A	5
RMBS sub-prime	57
Other	2
Total	$177
Year ended December 31, 2012
For the year ended December 31, 2012, impairments recognized in earnings were comprised of impairments on equity securities of $63, other securities that the Company intends to sell of $61, excluding the securities included in the sales of the Retirement Plans and Individual Life businesses, and credit impairments of $48. In addition to the intent-to-sell impairments of $61, were impairments on available-for-sale debt and equity securities of $177 related to the sale of the Retirement Plans and Individual Life businesses.
Impairments on equity securities were largely comprised of downgraded preferred equity securities of financial institutions. Impairments on securities for which the Company has the intent-to-sell, excluding the securities included in the sales of the Retirement Plan and Individual Life businesses, primarily related to European corporate debt where the Company would like the ability to reduce certain exposures, as well as high risk CMBS bonds and ABS collateralized by student loans.
Credit impairments were primarily concentrated in structured securities associated with residential and commercial real estate, as well as ABS small business. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as a high unemployment rate, as well as sector specific factors such as property values, delinquency levels, service behavior, and severity rates. The macroeconomic assumptions considered by the Company did not materially change during 2012 and, as such, the credit impairments recognized for the year ended December 31, 2012 were primarily driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.
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

In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $40 for the year ended December 31, 2012, predominantly concentrated in corporate financial services and RMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
Future impairments may develop as the result of changes in intent to sell specific securities or if actual results underperform current modeling assumptions, which may be the result of, but are not limited to, macroeconomic factors and security-specific performance below current expectations. Ultimate loss formation will be a function of macroeconomic factors and idiosyncratic security-specific performance. As a result, it is difficult to predict future impairments with accuracy.
Year ended December 31, 2011
For the year ended December 31, 2011, impairments recognized in earnings were comprised of credit impairments of $125, primarily concentrated on structured securities associated with commercial real estate, as well as direct private investments. Also included were impairments on debt securities for which the Company intended to sel1 of $32, mainly comprised of corporate bonds, certain ABS aircraft bonds and CMBS as market pricing improved, as well as impairments on equity securities of $17 primarily related to preferred stock associated with direct private investments.
Year ended December 31, 2010
Impairments recognized in earnings were comprised of credit impairments of $372 primarily concentrated on structured securities associated with commercial and residential real estate. Also included were impairments on debt securities for which the Company intended to sell of $54, mainly comprised of CMBS bonds in order to take advantage of price appreciation, as well as impairments on equity securities of $8 primarily on below investment grade securities depressed 20% for more than six months.
Valuation Allowances on Mortgage Loans
The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	For the years ended December 31,
	2012	2011	2010
Credit-related concerns	$14	$27	$(70)
Held for sale
Agricultural loans	—	(3)	(10)
B-note participations	—	—	(22)
Mezzanine loans	—	—	(52)
Total	$14	$24	$(154)
Year ended December 31, 2012
For the year ended December 31, 2012, valuation allowances on mortgage loan reversals of $14 were largely driven by recovery of the property collateralizing a B-Note. The valuation allowance was reversed due to an increase in the valuation of the underlying collateral as a result of improved occupancy rates and performance of the property. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance.
Year ended December 31, 2011
For the year ended December 31, 2011, valuation allowances on mortgage loan additions of $24 were largely driven by the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Excluded from the table above are valuation allowances associated with mortgage loans related to the divestiture of Federal Trust Corporation. For further information regarding the divestiture of Federal Trust Corporation, see Note 20 of the Notes to the Consolidated Financial Statements.
Year ended December 31, 2010
For the years ended December 31, 2010, valuation allowances on mortgage loan additions of $(154), primarily related to B-Note participant and mezzanine loan sales. Also included were additions for expected credit losses due to borrower financial difficulty and/or collateral deterioration.

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
Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc.
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash, dividends from its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
As of December 31, 2012, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.4 billion. On February 22, 2013, following extraordinary dividend approval from the State of Connecticut Insurance Department, $1.2 billion was distributed to the HFSG Holding Company from its Connecticut domiciled life insurance subsidiaries. In addition, the Company expects to dissolve its Vermont life reinsurance captive and return approximately $300 of capital to the HFSG Holding Company.
Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $430, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $180, and preferred stock dividends of approximately $21. On January 31, 2013, the Board of Directors authorized a capital management plan which provides for a $500 equity repurchase program to be completed by December 31, 2014 and for the reduction of approximately $1.0 billion of debt including repayment of $320 of 4.625% senior notes due in July 2013 and $200 of 4.75% senior notes due in March 2014.
During the year ended December 31, 2012, the Company completed a $500 stock repurchase program authorized by the Board of Directors that permitted for purchases of common stock, as well as warrants and other equity derivative securities. In 2011, the Company repurchased 3.2 million common shares for $51, and in 2012, repurchased 8.0 million common shares for $149, as well as all outstanding Series B and Series C warrants held by Allianz for $300. For additional information see Note 16 of the Notes to Consolidated Financial Statements.
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
On April 5, 2012, the Company issued $600 aggregate principal amount of 7.875% fixed-to-floating rate junior subordinated debentures due 2042 (the “Debentures”) for net proceeds of approximately $586, after deducting underwriting discounts and offering expenses. The Company financed the repurchase of the 10% Debentures through the issuance of the Senior Notes and the Debentures. The Debentures bear interest from the date of issuance to but excluding April 15, 2022 at an annual rate of 7.875%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year to and including April 15, 2022. Commencing on April 15, 2022 the Debentures bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 5.596%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on July 15, 2022.
For additional information regarding debt, see Note 15 of the Notes to Consolidated Financial Statements. For additional information regarding the warrants, see Note 16 of the Notes to Consolidated Financial Statements.

Dividends
On February 28, 2013, The Hartford’s Board of Directors declared a quarterly dividend of $0.10 per common share payable on April 1, 2013 to common shareholders of record as of March 11, 2013 and a dividend of $18.125 on each share of Series F preferred stock payable on April 1, 2013 to shareholders of record as of March 15, 2013. There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations."
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company made contributions to the U. S. qualified defined benefit pension plan of $200 in each of 2012, 2011 and 2010. No contributions were made to the other postretirement plans in 2012, 2011 and 2010. The Company’s 2012 required minimum funding contribution was immaterial. The Company presently anticipates contributing approximately $100 to its U. S. qualified defined benefit pension plan in 2013, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2013 and the funding requirements for all of the pension plans are expected to be immaterial.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2013 without prior approval from the applicable insurance commissioner. The life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $577 in 2013. However, because the life insurance subsidiaries' earned surplus is negative as of December 31, 2012, the life insurance subsidiaries will not be permitted to pay any dividends in 2013 without prior approval from the Connecticut Insurance Commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. In 2013, HFSG Holding Company anticipates receiving approximately $800 in dividends from its property-casualty insurance subsidiaries, net of dividends to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company and no regular dividends from the life insurance subsidiaries. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. In 2012, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $1.0 billion in dividends from its property-casualty insurance subsidiaries. The amounts received from its property-casualty insurance subsidiaries included $156 related to funding interest payments on an intercompany note between Hartford Holdings Inc. and Hartford Fire Insurance Company and $841 used in conjunction with other resources at the HFSG Holding Company principally to fund dividends, interest, capital contributions to subsidiaries and debt maturities.
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2012, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

	Effective Date	Expiration Date	Maximum Available As of December 31,		Outstanding As of December 31,
Description			2012	2011	2012	2011
Commercial Paper
The Hartford	11/10/1986	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
4-year revolving credit facility	1/6/2012	1/6/2016	1,750	—	—	—
5-year revolving credit facility [1]	8/9/2007	8/9/2012	—	1,900	—	—
Total Commercial Paper and Revolving Credit Facility			$3,750	$3,900	$—	$—
[1] Terminated in January 2012.
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors.
Revolving Credit Facilities
In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of December 31, 2012, the Company was in compliance with all financial covenants under the Credit Facility.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $60, or ¥5 billion, and individually have expiration dates of September 30, 2013 and January 6, 2014.

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2012, is $643. Of this $643 the legal entities have posted collateral of $589 in the normal course of business. Based on derivative market values as of December 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $37 to be posted as collateral. Based on derivative market values as of December 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $57 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
As of December 31, 2012, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $7.7 billion and $257, respectively, or (2) both BBB+ and Baa1 was $10.0 billion and $343, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $133, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination. This customized GMWB derivative contains an early termination trigger such that if the unsecured, unsubordinated debt of the counterparty’s related party guarantor is downgraded one or more levels below the current rating by S&P, the counterparty could terminate all transactions under the applicable International Swaps and Derivatives Association Master Agreement. As of December 31, 2012, the gross fair value of all affected derivative contracts is $160, which would approximate the settlement value.
On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers of seven derivative counterparty relationships were impacted. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete. Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of December 31, 2012, the notional amount and fair value related to these counterparties is $18.8 billion and $331, respectively. These counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. As of December 31, 2012 five of these counterparties combined would owe the Company the derivatives fair value of $375 and the Company would owe two counterparties combined $44. Of this $44, the legal entities have posted collateral of $33 in the normal course of business. The counterparties have not exercised this termination right. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $133, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination.

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
The Company’s insurance operations consist of property and casualty insurance products (collectively referred to as “Property & Casualty Operations”) and life insurance and legacy annuity products (collectively referred to as “Life Operations”).
Property & Casualty Operations
Property & Casualty Operations holds fixed maturity securities including a significant short-term investment position (securities with maturities of one year or less at the time of purchase) to meet liquidity needs.
As of December 31, 2012, Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$26,503
Short-term investments	802
Cash	190
Less: Derivative collateral	169
Total	$27,326
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $76 billion  of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
As of December 31, 2012, Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$59,964
Short-term investments	2,947
Cash	2,231
Less: Derivative collateral	1,151
Cash associated with Japan variable annuities	622
Total	$63,369
Capital resources available to fund liquidity, upon contractholder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company. Obligations of Talcott Resolution will generally be funded by Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company, while obligations of the Company’s international annuity subsidiaries will generally be funded by the legal entity in the country in which the obligation was generated. Contractholder obligations of the former Retirement Plans business were funded by Hartford Life Insurance Company and of the former Individual Life business were funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. See Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2012, HLIC had no advances outstanding under the FHLBB facility.

As of
Contractholder Obligations	December 31, 2012
Total Life contractholder obligations	$231,907
Less: Separate account assets [1]	141,569
International statutory separate accounts [1]	28,922
General account contractholder obligations	$61,416
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$26,767
U.S. Fixed MVA annuities and Other [3]	10,847
International Fixed MVA annuities	2,054
Guaranteed investment contracts (“GIC”) [4]	158
Other [5]	21,590
General account contractholder obligations	$61,416

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

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP), although these annuities are held in a statutory separate account, as the contractholders are subject to the Company's credit risk. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Talcott Resolution’s individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business, may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. See Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:

•
The Company has unfunded commitments to purchase investments in limited partnerships, private placements and mortgage loans of approximately $598 as disclosed in Note 13 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2012:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$22,254	$5,670	$4,692	$2,764	$9,128
Life, annuity and disability obligations [2]	323,903	25,265	48,260	39,194	211,184
Operating lease obligations [3]	237	61	82	51	43
Long-term debt obligations [4]	14,216	754	1,518	1,875	10,069
Consumer notes [5]	176	85	51	32	8
Purchase obligations [6]	2,125	1,490	510	106	19
Other long-term liabilities reflected on the balance sheet [7]	2,799	2,663	136	—	—
Total [8]	$365,710	$35,988	$55,249	$44,022	$230,451
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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2012, the total property and casualty reserves in the above table are gross of a reserve discount of $538.

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

See Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further information as to Retirement Plans and Individual Life reinsurance transactions.

[3]	Includes future minimum lease payments on operating lease agreements. See Note 13 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 15 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes. See Note 15 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[6]
Includes $598 in commitments to purchase investments including approximately $562 of limited partnership, $6 of private placements and $30 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s consolidated balance sheet.

Also included in purchase obligations is $1.0 billion relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[7]
Includes cash collateral of $1.4 billion which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

Also included in other long term liabilities is $48 of net unrecognized tax benefits.

[8]	Does not include estimated voluntary contribution of $100 to the Company’s pension plan in 2013.

Capitalization
The capital structure of The Hartford as of December 31, 2012 and December 31, 2011 consisted of debt and stockholders’ equity, summarized as follows:

	December 31, 2012	December 31, 2011	Change
Short-term debt (includes current maturities of long-term debt)	$320	$—	—%
Long-term debt	6,806	6,216	9%
Total debt [1]	7,126	6,216	15%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	19,604	20,235	(3)%
AOCI, net of tax	2,843	1,251	127%
Total stockholders’ equity	$22,447	$21,486	4%
Total capitalization including AOCI	$29,573	$27,702	7%
Debt to stockholders’ equity	32%	29%
Debt to capitalization	24%	22%

[1]	Total debt of the Company excludes $161 and $314 of consumer notes as of December 31, 2012 and December 31, 2011, respectively.
The Hartford’s total capitalization increased $1.9 billion, or 7%, from December 31, 2011 to December 31, 2012 due to increases in total debt and AOCI, net of tax, partially offset by decreases in stockholders' equity, excluding AOCI. The decrease in stockholders’ equity, excluding AOCI, was primarily due to the repurchase of outstanding warrants held by Allianz for $300, common and preferred stock dividends declared of $218 and share repurchases of $149.
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
For additional information on debt and the repurchase of warrants, see MD&A – Liquidity Requirements and Sources of Capital and Note 15 and Note 16 of the Notes to Consolidated Financial Statements. For additional information on equity and AOCI, net of tax, see Notes 16 and 17, respectively, of the Notes to Consolidated Financial Statements.

Cash Flow

	2012	2011	2010
Net cash provided by operating activities	$2,681	$2,274	$3,309
Net cash used for investing activities	$(2,557)	$(1,182)	$(434)
Net cash used for financing activities	$(228)	$(609)	$(2,955)
Cash — end of year	$2,421	$2,581	$2,062
Year ended December 31, 2012 compared to the year ended December 31, 2011
Cash provided by operating activities increased primarily due to income taxes received of $486 in 2012, compared to income taxes paid of $179 in 2011.
Cash used for investing activities in 2012 primarily relates to net payments on derivatives of $2.7 billion, purchases of mortgage loans of $968 and net payments for the purchases of partnerships of $695, partially offset by net proceeds of available-for-sale securities of $1.7 billion and net receipts of fixed maturities, fair value option of $101. Cash used for investing activities in 2011 primarily relates to net purchases of mortgage loans of $1.3 billion and net purchases of fixed maturities, fair value option of $627, partially offset by net receipts on derivatives of $720 and net proceeds of available-for-sale securities of $256.
Cash used for financing activities in 2012 primarily consists of net outflows on investment and universal life-type contracts of $1.4 billion, repurchase of warrants of $300, as well as share repurchases and dividends paid on common and preferred stock. These were partially offset by net increases in securities loaned or sold of $1.9 billion. Cash used for financing activities in 2011 primarily consists of repayment of long-term debt and dividends paid on common and preferred stock, partially offset by net inflows on investment and universal life-type contracts.

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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of March 1, 2013:

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A-	A-	A-	A3
Hartford Life and Accident Insurance Company	A-	A-	A-	A3
Hartford Life and Annuity Insurance Company	A-	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB	BBB	Baa3
Commercial paper	AMB-2	F2	A-2	P-3
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

Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies as of December 31, 2012 and 2011:

	2012	2011
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$6,410	$7,388
Property and casualty insurance subsidiaries	7,645	7,412
Total	$14,055	$14,800
Statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, decreased by $978, primarily due to variable annuity surplus impacts of approximately $425, a $200 increase in reserves on a change in valuation basis, $200 transfer of the Mutual Funds business from the U.S. life insurance companies to the life holding company, and an increase in the asset valuation reserve of $115. As a result of the January 2013 statutory gain from the sale of the Retirement Plans and Individual Life businesses, the Company's pro forma January 2, 2013 U.S. life statutory surplus was estimated to be $8.1 billion, before approximately $1.5 billion in extraordinary dividends and return of capital to HFSG Holding Company.
Statutory capital and surplus for the property and casualty insurance subsidiaries increased by $233, primarily due to statutory net income, after tax, of $727, unrealized gains of $249, and an increase in statutory admitted deferred tax assets of $77, capital contributions of $14, and an increase of statutory admitted assets of $7, partially offset by dividends to the HFSG Holding Company of $841. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.1 billion and $1.3 billion as of December 31, 2012 and 2011, respectively.
Statutory Capital
The Company’s stockholders’ equity, as prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) was $22.4 billion as of December 31, 2012. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”) was $14.1 billion as of December 31, 2012. Significant differences between U.S. GAAP stockholders’ equity and aggregate statutory capital and surplus prepared in accordance with U.S. STAT include the following:

•	U.S. STAT excludes equity of non-insurance and foreign insurance subsidiaries not held by U.S. insurance subsidiaries.

•	Costs incurred by the Company to acquire insurance policies are deferred under U.S. GAAP while those costs are expensed immediately under U.S. STAT.

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
Risk-Based Capital
The Hartford's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). All of The Hartford's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which The Hartford operates generally establish minimum solvency requirements for insurance companies. All of The Hartford's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities.
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
In addition, the Company can access the $500 Glen Meadow trust contingent capital facility and maintains the ability to access $1.75 billion of capacity under its revolving credit facility.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and “Asbestos and Environmental Claims,” in Note 13 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
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

Legislative Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” financial institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC finalized its rule for designating systemically important nonbank financial institutions in April 2012.  Based on its most current financial data, The Hartford is below the quantitative thresholds that will be used to determine which nonbank companies merit consideration. The FSOC has indicated it will review on a quarterly basis whether non-bank financial institutions meet the metrics for further review.
If we are designated as a systemically important institution, The Hartford could be subject to higher capital requirements and additional regulatory oversight imposed by the Federal Reserve, as well as to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, in certain circumstances, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer's state regulator fails to act. If designated, we could also be subject to increased capital requirements or quantitative limits with respect to our sponsorship of and investments in private equity and hedge funds, which could limit our discretion in managing our general account.
Other provisions in the Dodd-Frank Act that may impact us include: the requirement for central clearing of, and/or new margin and capital requirements on, derivatives transactions, which we expect will increase the costs of our hedging program; the new “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible prohibition of certain asset-backed securities transactions that could adversely impact our ability to offer insurance-linked securities; and enhancements to corporate governance, especially regarding risk management.
Budget of the United States Government
The Obama Administration has not yet released its proposed federal budget for FY 2014. Last year's proposal, entitled “FY 2013, Budget of the United States Government” (the “Budget”) includes proposals that if enacted, would have affected the taxation of life insurance companies and certain life insurance products. In particular, the proposals would have changed the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal is included in the proposed federal budget for FY 2014 and subsequently enacted, the Company's actual tax expense could increase, reducing earnings.
Tax Rate Extension
The steps taken by the federal government to avoid automatic tax increases and spending cuts that would have gone into effect on January 1, 2013 will result in higher tax rates, including for many small business owners whom are already preparing for increased costs associated with healthcare reform. This may cause small businesses to hire fewer workers and decrease investment in their businesses, including limiting the purchases of vehicles, property and equipment, which could adversely affect our business and results of operations.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 13 of the Notes to Consolidated Financial Statements.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 of the Notes to Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is set forth in the Enterprise Risk Management section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements and Schedules elsewhere herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), including the steps taken to address the material weakness described below, have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2012.
Management’s annual report on internal control over financial reporting
The management of The Hartford Financial Services Group, Inc. and its subsidiaries (“The Hartford”) is responsible for establishing and maintaining adequate internal control over financial reporting for The Hartford as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2012 in relation to criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, including the steps taken to address the material weakness described below, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Changes in internal control over financial reporting
As reported in the Q3 Form 10-Q/A, the circumstances described therein constituted a material weakness in internal control over financial reporting as of September 30, 2012.
Based on accounting review and validation procedures performed in connection with the financial reporting and close process for the fourth quarter of 2012 and subsequent to the filing of the Third Quarter 2012 Form 10-Q, the Company identified that the impact of certain reinsurance recoverable balances associated with the sale of the Individual Life business (the “Transaction”) was incorrectly omitted in determining the estimated gain or loss on disposition associated with the Transaction. As a result of such identification, the Company concluded that it would be necessary to recognize an estimated pre-tax loss on the Transaction of $533, comprised of the impairment of goodwill attributed to the Individual Life business of $342 and a loss accrual for premium deficiency of $191, which should have been recorded in the third quarter of 2012. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments. Management performed additional procedures in order to confirm the extent of the impact of the error. As a result of these procedures and the conclusions reached regarding the error, the Company filed the Amendment No.1 to its third quarter 2012 Form 10-Q to recognize such third quarter 2012 reinsurance loss on disposition through the impairment of goodwill and a loss accrual for premium deficiency.
The Company performed its planned year-end procedures, which included accounting review and validation procedures performed by management and accounting operations professionals. These procedures included a detailed evaluation of the impact to general ledger accounts associated with the Transaction to ensure the accuracy of the reinsurance loss on disposition of business calculation associated with the Transaction and resulted in the identification of the error described in more detail above. For future transactions involving the purchase or sale of a business, the Company will perform these accounting review and validation procedures upon signing of a purchase or sale agreement. We believe the actions described above remediated the material weakness described in the Q3 Form 10-Q/A.
Other than the steps taken to address the material weakness described above, there was no change in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting
Attestation report of the Company’s registered public accounting firm
The Hartford's independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on the Company's internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report, dated March 1, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the retrospective adjustment of the accompanying consolidated financial statements and financial statement schedules for the Company's adoption of a change in accounting for costs associated with acquiring or renewing insurance contracts.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 1, 2013

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2013 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Nominee for Directorships”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Board of Directors” and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company:

		Position with The Hartford and Business Experience
Name	Age	During the Past Five Years
Robert H. Bateman	46
Senior Vice President and Controller (August 2012-Present); Senior Vice President and Chief Financial Officer, Commercial Markets (April 2011-August 2012); Senior Vice President and Interim Chief Financial Officer, Commercial Markets (August 2010-April 2011); Chief Financial Officer, P&C Runoff and Claims (August 2007–August 2010)

Beth A. Bombara	45	Executive Vice President, President of Talcott Resolution (July 2012-Present); Senior Vice President and Controller (June 2007-July 2012); Vice President (2004-June 2007)
James E. Davey	48
Executive Vice President and President of The Hartford Mutual Funds (2010-Present); Executive Vice President, Retirement Division (2009-2010); Executive Vice President, Employer Markets Group (2008-2009); Senior Vice President, Retirement Plans (2006-2008)

Douglas Elliot	52
Executive Vice President and President of Commercial Markets (April 2011-Present); President and Chief Executive Officer, HSB Group (July 2007-March 2011); President and Chief Operating Officer, HSB Group (January 2007-June 2007); Senior Advisor, Aspen Insurance Holdings (2006); Chief Executive Officer of General Commercial and Personal Lines, St. Paul Travelers Companies (2004-2007)

Martha Gervasi	51
Executive Vice President, Human Resources (May 2012-present); Senior Vice President, Human Resources (November 2010-May 2012); General Manager Human Resources, SABIC Innovative Plastics & SABIC Americas (January 2010- October 2010); Global Human Resource Leader, SABIC Innovative Plastics (September 2007-January 2010)

Brion Johnson	53
Executive Vice President, Chief Investment Officer (May 2012- Present); Chief Financial Officer, Hartford Investment Management Company [1] (October 2011 – May 2012); Managing Member, Shoreline Arts & Publishing, LLC (2009 - 2010); Executive Vice President, PPM America, Inc. (2001 – 2008)

Alan J. Kreczko	61	Executive Vice President and General Counsel (June 2007-Present); Senior Vice President and Deputy General Counsel (2002-June 2007)
André A. Napoli	48
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

Robert Rupp	60
Executive Vice President and Chief Risk Officer (October 2011-Present); Executive Vice President, Head of Enterprise-Wide Market Risk, BONY Mellon (September 2008-October 2011); Managing Director, Risk Management, JP Morgan Chase (2004-2008)

Christopher J. Swift	52
Executive Vice President and Chief Financial Officer (March 2010-Present); Vice President and CFO, American Life Insurance Company (March 2009-March 2010); Executive Vice President and CFO, AIG’s Global Life Insurance and Retirement Services Division (July 2005-March 2009)

[1]	Denotes a subsidiary of The Hartford.

Item 11.	EXECUTIVE COMPENSATION
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2012 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 19, 2010, the shareholders of the Company approved the 2010 Stock Plan, which superseded the 2005 Stock Plan. Pursuant to the provisions of the 2010 Stock Plan, no additional shares may be issued from the 2005 Stock Plan. To the extent that any awards under the 2005 Stock Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2010 Stock Plan and such shares shall be added to the total number of shares available under the 2010 Stock Plan. See Note 19 of the Notes to Consolidated Financial Statements for a description of the 2010 Stock Plan and the ESPP.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,534,036	$38.42	16,667,298 [1]
Equity compensation plans not approved by stockholders	2,964	37.37	267,380
Total	4,537,000	$38.42	16,934,678

[1]	Of these shares, 5,773,954 shares remain available for purchase under the ESPP.

Summary Description of the 2000 PLANCO Non-Employee Option Plan
In addition, the Company maintains the 2000 PLANCO Non-employee Option Plan (the “PLANCO Plan”) pursuant to which it granted awards to non-employee wholesalers of products of Hartford Life Distributors, LLC, and its affiliate, PLANCO, LLC (collectively “HLD”). No awards have been issued under the PLANCO Plan since 2003, and no future awards are contemplated. The only remaining outstanding awards under the PLANCO Plan expire in February, 2013.
The Company's Board of Directors adopted the PLANCO Plan on July 20, 2000, and amended it on February 20, 2003 to increase the number of shares of the Company's common stock subject to the plan to 450,000 shares. The stockholders of the Company have not approved the PLANCO Plan.
Eligibility - Any non-employee independent contractor serving on the wholesale sales force as an insurance agent who was an exclusive agent of the Company or who derived more than 50% of his or her annual income from the Company was eligible.
Terms of options - Nonqualified stock options (“NQSOs”) to purchase shares of common stock were available for grant under the PLANCO Plan. The administrator of the PLANCO Plan, the Compensation and Management Development Committee, (i) determined the recipients of options under the PLANCO Plan, (ii) determined the number of shares of common stock covered by such options, (iii) determined the dates and the manner in which options became exercisable (which was typically in three equal annual installments beginning on the first anniversary of the date of grant), (iv) set the exercise price of options (which could be less than, equal to or greater than the fair market value of common stock on the date of grant) and (v) determined the other terms and conditions of each option. Payment of the exercise price may be made in cash, other shares of the Company's common stock or through a same day sale program. The term of an NQSO could not exceed ten years and two days from the date of grant.
If an optionee's required relationship with the Company terminates for any reason, other than for cause, any exercisable options remain exercisable for a fixed period of four months, not to exceed the remainder of the option's term. Any options that are not exercisable at the time of such termination are canceled on the date of such termination. If the optionee's required relationship is terminated for cause, the options are canceled immediately.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut
We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements and financial statement schedules have been retrospectively adjusted for the Company's adoption of a change in accounting for costs associated with acquiring or renewing insurance contracts.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
March 1, 2013

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2012	2011	2010
Revenues
Earned premiums	$13,631	$14,088	$14,055
Fee income	4,432	4,750	4,748
Net investment income:
Securities available-for-sale and other	4,237	4,272	4,364
Equity securities, trading	4,565	(1,359)	(774)
Total net investment income	8,802	2,913	3,590
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(389)	(263)	(852)
OTTI losses recognized in other comprehensive income (“OCI”)	40	89	418
Net OTTI losses recognized in earnings	(349)	(174)	(434)
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(362)	29	(177)
Total net realized capital losses	(711)	(145)	(611)
Other revenues	258	253	267
Total revenues	26,412	21,859	22,049
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	13,250	14,625	13,025
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	4,564	(1,359)	(774)
Amortization of deferred policy acquisition costs and present value of future profits	1,988	2,444	1,692
Insurance operating costs and other expenses	5,237	5,310	5,326
Loss on extinguishment of debt	910	—	—
Reinsurance loss on disposition, including goodwill impairment of $342	533	—	—
Interest expense	457	508	508
Goodwill impairment	—	30	—
Total benefits, losses and expenses	26,939	21,558	19,777
Income (loss) from continuing operations before income taxes	(527)	301	2,272
Income tax expense (benefit)	(494)	(325)	572
Income (loss) from continuing operations, net of tax	(33)	626	1,700
Income (loss) from discontinued operations, net of tax	(5)	86	(64)
Net income (loss)	$(38)	$712	$1,636
Preferred stock dividends	42	42	515
Net income (loss) available to common shareholders	$(80)	$670	$1,121
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$(0.17)	$1.31	$2.75
Diluted	$(0.17)	$1.22	$2.53
Net income (loss) available to common shareholders per common share
Basic	$(0.18)	$1.51	$2.60
Diluted	$(0.18)	$1.40	$2.40
Cash dividends declared per common share	$0.40	$0.40	$0.20
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2012	2011	2010
Comprehensive Income
Net income (loss)	$(38)	$712	$1,636
Other comprehensive income
Change in net unrealized gain/loss on securities	1,907	2,067	1,889
Change in OTTI losses recognized in other comprehensive income	52	9	116
Change in net gain/loss on cash-flow hedging instruments	(88)	131	128
Change in foreign currency translation adjustments	(168)	107	275
Change in pension and other postretirement plan adjustments	(111)	(73)	(123)
Total other comprehensive income	1,592	2,241	2,285
Total comprehensive income	$1,554	$2,953	$3,921
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2012	2011
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $79,747 and $78,978) (includes variable interest entity assets, at fair value, of $89 and $153)	$85,922	$81,809
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $163 and $338)	1,087	1,328
Equity securities, trading, at fair value (cost of $26,820 and $32,928)	28,933	30,499
Equity securities, available-for-sale, at fair value (cost of $866 and $1,056 )	890	921
Mortgage loans (net of allowances for loan losses of $68 and $102)	6,711	5,728
Policy loans, at outstanding balance	1,997	2,001
Limited partnerships and other alternative investments (includes variable interest entity assets of $6 and $7)	3,015	2,532
Other investments	1,114	2,394
Short-term investments	4,581	7,736
Total investments	134,250	134,948
Cash	2,421	2,581
Premiums receivable and agents’ balances, net	3,542	3,446
Reinsurance recoverables, net	4,666	4,768
Deferred policy acquisition costs and present value of future profits	5,725	6,556
Deferred income taxes, net	1,942	2,131
Goodwill	654	1,006
Property and equipment, net	977	1,029
Other assets	2,767	2,274
Separate account assets	141,569	143,870
Total assets	$298,513	$302,609
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$40,992	$41,016
Other policyholder funds and benefits payable	41,979	45,612
Other policyholder funds and benefits payable — international variable annuities	28,922	30,461
Unearned premiums	5,145	5,222
Short-term debt	320	—
Long-term debt	6,806	6,216
Consumer notes	161	314
Other liabilities (includes variable interest entity liabilities of $89 and $471)	10,172	8,412
Separate account liabilities	141,569	143,870
Total liabilities	276,066	281,123
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,744,822 and 469,750,171 shares issued	5	5
Additional paid-in capital	10,038	10,391
Retained earnings	10,745	11,001
Treasury stock, at cost — 33,439,044 and 27,211,115 shares	(1,740)	(1,718)
Accumulated other comprehensive income, net of tax	2,843	1,251
Total stockholders’ equity	22,447	21,486
Total liabilities and stockholders’ equity	$298,513	$302,609
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(In millions, except for share data)	2012	2011	2010
Preferred Stock, beginning of period	$556	$556	$2,960
Issuance of mandatory convertible preferred stock	—	—	556
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	—	440
Redemption of preferred stock to the U.S. Treasury	—	—	(3,400)
Preferred Stock, at end of period	556	556	556
Common Stock	5	5	5
Additional Paid-in Capital, beginning of period	10,391	10,448	8,985
Repurchase of warrants	(300)	—	—
Issuance of common shares under public offering	—	—	1,599
Issuance of shares under incentive and stock compensation plans	(52)	(50)	(130)
Tax expense on employee stock options and awards	(1)	(7)	(6)
Additional Paid-in Capital, end of period	10,038	10,391	10,448
Retained Earnings, beginning of period, before cumulative effect of accounting change, net of tax	11,001	10,509	9,643
Cumulative effect of accounting change, net of tax	—	—	26
Retained Earnings, beginning of period, as adjusted	11,001	10,509	9,669
Net income	(38)	712	1,636
Cumulative effect of accounting changes, net of tax	—	—	(197)
Accelerated accretion of discount from redemption of preferred stock issued to U.S. Treasury	—	—	(440)
Dividends on preferred stock	(42)	(42)	(75)
Dividends declared on common stock	(176)	(178)	(84)
Retained Earnings, end of period	10,745	11,001	10,509
Treasury Stock, at Cost, beginning of period	(1,718)	(1,774)	(1,936)
Treasury stock acquired	(149)	(51)	—
Issuance of shares under incentive and stock compensation plans from treasury stock	134	115	165
Return of shares under incentive and stock compensation plans to treasury stock	(7)	(8)	(3)
Treasury Stock, at Cost, end of period	(1,740)	(1,718)	(1,774)
Accumulated Other Comprehensive Loss, Net of Tax, beginning of period	1,251	(990)	(3,472)
Cumulative effect of accounting changes, net of tax	—	—	197
Total other comprehensive income	1,592	2,241	2,285
Accumulated Other Comprehensive Income (Loss), Net of Tax, end of period	2,843	1,251	(990)
Noncontrolling Interest, beginning of period	—	—	29
Recognition of noncontrolling interest in other liabilities	—	—	(29)
Noncontrolling Interest, end of period	—	—	—
Total Stockholders’ Equity	$22,447	$21,486	$18,754
Preferred Shares Outstanding, beginning of period (in thousands)	575	575	3,400
Redemption of preferred shares issued to the U.S. Treasury	—	—	(3,400)
Issuance of mandatory convertible preferred shares	—	—	575
Preferred Shares Outstanding, end of period	575	575	575
Common Shares Outstanding, at beginning of period (in thousands)	442,539	444,549	383,007
Issuance of shares under public offering	—	—	59,590
Treasury stock acquired	(8,045)	(3,225)	—
Issuance of shares under incentive and stock compensation plans	2,156	1,476	2,095
Return of shares under incentive and stock compensation plans and other to treasury stock	(344)	(261)	(143)
Common Shares Outstanding, at end of period	436,306	442,539	444,549
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2012	2011	2010
Operating Activities
Net income (loss)	$(38)	$712	$1,636
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,988	2,444	1,709
Additions to deferred policy acquisition costs and present value of future profits	(1,639)	(1,696)	(1,729)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(226)	1,451	(93)
Change in reinsurance recoverables	(351)	(31)	353
Change in receivables and other assets	(257)	(211)	437
Change in payables and accruals	874	(491)	(612)
Change in accrued and deferred income taxes	(386)	(82)	521
Net realized capital losses	711	24	554
Net receipts (disbursements) from investment contracts related to policyholder funds — international variable annuities	(1,539)	(2,332)	497
Net (increase) decrease in equity securities, trading	1,566	2,321	(499)
Depreciation and amortization	467	668	596
Goodwill impairment	—	30	153
Loss on extinguishment of debt	910	—	—
Reinsurance loss on disposition, including goodwill impairment of $342	533	—	—
Other operating activities, net	68	(533)	(214)
Net cash provided by operating activities	2,681	2,274	3,309
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	44,116	37,914	49,155
Fixed maturities, fair value option	283	37	20
Equity securities, available-for-sale	295	239	325
Mortgage loans	515	515	1,723
Partnerships	208	237	367
Payments for the purchase of:
Fixed maturities, available-for-sale	(42,578)	(37,627)	(50,807)
Fixed maturities, fair value option	(182)	(664)	(75)
Equity securities, available-for-sale	(144)	(270)	(163)
Mortgage loans	(1,483)	(1,800)	(291)
Partnerships	(903)	(784)	(348)
Proceeds from business sold	58	278	241
Derivatives, net	(2,665)	720	(338)
Change in policy loans, net	4	180	(7)
Change in payables for collateral under securities lending, net	—	—	(46)
Other investing activities, net	(81)	(157)	(190)
Net cash used for investing activities	(2,557)	(1,182)	(434)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	10,951	11,531	12,602
Withdrawals and other deductions from investment and universal life-type contracts	(25,543)	(21,022)	(22,476)
Net transfers from separate accounts related to investment and universal life-type contracts	13,196	9,843	8,409
Repayments at maturity or settlement of consumer notes	(153)	(68)	(754)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	1,988	—	—
Repurchase of Warrants	(300)	—	—
Net proceeds from issuance of mandatory convertible preferred stock	—	—	556
Net proceeds from issuance of common shares under public offering	—	—	1,600
Redemption of preferred stock and warrants issued to U.S. Treasury	—	—	(3,400)
Repayment of long-term debt	(2,133)	(405)	(343)
Proceeds from the issuance of long-term debt	2,123	—	1,090
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	14	10	25
Treasury stock acquired	(154)	(46)	—
Dividends paid on preferred stock	(42)	(42)	(85)
Dividends paid on common stock	(175)	(153)	(85)
Changes in bank deposits and payments on bank advances	—	(257)	(94)
Net cash used for financing activities	(228)	(609)	(2,955)
Foreign exchange rate effect on cash	(56)	36	—
Net increase (decrease) in cash	(160)	519	(80)
Cash — beginning of period	2,581	2,062	2,142
Cash — end of period	$2,421	$2,581	$2,062
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(486)	$179	$308
Interest paid	$461	$501	$485
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	$67	$—	$—
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide investment products and life and property and casualty insurance to both individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). In 2012, The Hartford concluded an evaluation of its strategy and business portfolio. The Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. Also, the Company continues to administer life and annuity products previously sold.
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. For further discussion of these and other such transactions, see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
On January 1, 2012, the Company retrospectively adopted Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which clarifies the definition of policy acquisition costs that are eligible for deferral. Previously reported financial information has been revised to reflect the effect of the Company’s adoption of this accounting standard. As a result of this accounting change, total stockholders’ equity as of January 1, 2010, decreased by approximately $1.7 billion, after-tax from $17.9 billion, as previously reported, to $16.2 billion due to a reduction of the Company’s deferred acquisition cost asset ("DAC") balance related to certain costs that do not meet the provisions of the revised standard.
The effect of adoption of this accounting standard on the Company’s Consolidated Balance Sheet and Consolidated Statements of Operations was as follows:

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

	For the year ended December 31, 2011
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$3,427	$(983)	$2,444
Insurance operating costs and other expenses	$4,398	$912	$5,310
Income from continuing operations before income taxes	$230	$71	$301
Income tax expense (benefit)	$(346)	$21	$(325)
Net income	$662	$50	$712
Net income available to common shareholders	$620	$50	$670
Income from continuing operations, net of tax, available to common shareholders per common share:
Basic	$1.20	$0.11	$1.31
Diluted	$1.12	$0.10	$1.22
Net income available to common shareholders per common share:
Basic	$1.39	$0.12	$1.51
Diluted	$1.30	$0.10	$1.40

	For the year ended December 31, 2010
	As previously reported	Effect of change	As currently reported
Amortization of deferred policy acquisition costs and present value of future profits	$2,527	$(835)	$1,692
Insurance operating costs and other expenses	$4,407	$919	$5,326
Income from continuing operations before income taxes	$2,356	$(84)	$2,272
Income tax expense (benefit)	$612	$(40)	$572
Net income	$1,680	$(44)	$1,636
Net income available to common shareholders	$1,165	$(44)	$1,121
Income from continuing operations, net of tax, available to common shareholders per common share:
Basic	$2.85	$(0.10)	$2.75
Diluted	$2.62	$(0.09)	$2.53
Net income available to common shareholders per common share:
Basic	$2.70	$(0.10)	$2.60
Diluted	$2.49	$(0.09)	$2.40
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further discussions on VIEs see Note 6 of the Notes to Consolidated Financial Statements. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

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
The most significant estimates include those used in determining property and casualty insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations (see Note 18); valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters (see Note 13). The related accounting policies are summarized in the Significant Accounting Policies section of this footnote unless indicated otherwise herein. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.
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
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $117 and $119 as of December 31, 2012 and 2011, respectively.
Traditional life and group disability products premiums are generally recognized as revenue when due from policyholders.
Fee income for universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. The amounts collected from policyholders for investment and universal life-type contracts are considered deposits and are not included in revenue. Unearned revenue reserves, representing amounts assessed as consideration for policy origination of a universal life-type contract, are deferred and recognized in income over the period benefited, generally in proportion to estimated gross profits.
The Company provides investment management, administrative and distribution services to mutual funds. The Company charges fees to these mutual funds which are primarily based on the average daily net asset values of the mutual funds and recorded as fee income in the period in which the services are provided. Commission fees are based on the sale proceeds and recognized at the time of the transaction. Transfer agent fees are assessed as a charge per account and recognized as fee income in the period in which the services are provided.
Other revenues primarily consists of servicing revenues which are recognized as services are performed.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

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
Net written premiums for participating property and casualty insurance policies represented 10%, 9% and 8% of total net written premiums for the years ended December 31, 2012, 2011 and 2010, respectively. Participating dividends to policyholders were $14, $18 and $5 for the years ended December 31, 2012, 2011 and 2010, respectively.
Total participating policies in-force represented 1% of the total life insurance policies in-force as of December 31, 2012, 2011 and 2010. Dividends to policyholders were $20, $17 and $21 for the years ended December 31, 2012, 2011 and 2010, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.
Fair Value
The following financial instruments are carried at fair value in the Company’s Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”), fixed maturities at fair value using fair value option (“FVO”), equity securities, trading, short-term investments, freestanding and embedded derivatives, limited partnerships and other alternative investments, separate account assets and certain other liabilities.
Investments
Overview
The Company’s investments in fixed maturities include bonds, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Other Comprehensive Income (Loss) (“OCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value primarily accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. In addition, investment fund accounting is applied to a wholly-owned fund of funds. Recognition of limited partnerships and other alternative investment income is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2012, 2011, and 2010 may not include the full impact of current year changes in valuation of the underlying assets and liabilities, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems debt securities and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The following table presents the change in non-credit impairments recognized in OCI as disclosed in the Company’s Consolidated Statements of Comprehensive Income (Loss).

	For the years ended December 31,
	2012	2011	2010
OTTI losses recognized in OCI	$(40)	$(89)	$(418)
Changes in fair value and/or sales	147	112	647
Tax and deferred acquisition costs	(55)	(14)	(113)
Change in non-credit impairments recognized in OCI	$52	$9	$116
The Company’s evaluation of whether a credit impairment exists for debt securities includes but is not limited to, the following factors: (a) changes in the financial condition of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) the extent to which the fair value has been less than the amortized cost of the security and (e) the payment structure of the security. The Company’s best estimate of expected future cash flows used to determine the credit loss amount is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the security. The Company’s best estimate of future cash flows involves assumptions including, but not limited to, various performance indicators, such as historical and projected default and recovery rates, credit ratings, current and projected delinquency rates, and loan-to-value ("LTV") ratios. In addition, for structured securities, the Company considers factors including, but not limited to, average cumulative collateral loss rates that vary by vintage year, commercial and residential property value declines that vary by property type and location and commercial real estate delinquency levels. These assumptions require the use of significant management judgment and include the probability of issuer default and estimates regarding timing and amount of expected recoveries which may include estimating the underlying collateral value. In addition, projections of expected future debt security cash flows may change based upon new information regarding the performance of the issuer and/or underlying collateral such as changes in the projections of the underlying property value estimates.
For equity securities where the decline in the fair value is deemed to be other-than-temporary, a charge is recorded in net realized capital losses equal to the difference between the fair value and cost basis of the security. The previous cost basis less the impairment becomes the security’s new cost basis. The Company asserts its intent and ability to retain those equity securities deemed to be temporarily impaired until the price recovers. Once identified, these securities are systematically restricted from trading unless approved by investment and accounting professionals. The investment and accounting professionals will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been reasonably foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s financial condition, security price declines, a change in regulatory requirements or a major business combination or major disposition.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

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
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of derivatives in certain fair-value hedge relationships and their associated hedged asset. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies previously discussed above. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings, as well as investment fund accounting applied to a wholly-owned fund of funds. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2012, 2011 and 2010.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

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
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the Consolidated Balance Sheets at fair value. For balance sheet presentation purposes, the Company offsets the fair value amounts, income accruals, and cash collateral, related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Credit Risk
Credit risk is measured as the amount owed to the Company based on current market conditions and potential payment obligations between the Company and its counterparties. For each legal entity of the Company, credit exposures are generally quantified daily based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of derivatives exceeds the contractual thresholds for every counterparty. For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is generally $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The Company generally requires that derivative contracts, other than exchange traded contracts, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association Master Agreement which is structured by legal entity and by counterparty and permits right of offset.
Cash
Cash represents cash on hand and demand deposits with banks or other financial institutions.
Reinsurance
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
The Company also is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. As of December 31, 2012, 2011and 2010, the Company had no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in January 2013. See Note 2 - Business Dispositions for further discussion of these transactions.
Deferred Policy Acquisition Costs and Present Value of Future Profits
On January 1, 2012, the Company retrospectively adopted ASU No. 2010-26 as further discussed in the Basis of Presentation section of this footnote. Deferred acquisition costs represent costs that are directly related to the successful acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees.
For property and casualty insurance products, costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of DAC. For the years ended December 31, 2012, 2011 and, 2010 no amount of DAC was charged to expense based on the determination of recoverability.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

For most life insurance product contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity and variable universal life products. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs.
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
In the third quarter of each year, the Company completes a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as, the death and other insurance benefit reserving models.
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
Goodwill
Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. During the fourth quarter of 2011, the Company changed the date of its annual impairment test for all reporting units to October 31st. As a result, all reporting units performed an impairment test on October 31, 2011 in addition to the annual impairment tests performed on January 1st or October 1st as applicable. The change was made to be consistent across all reporting units and to more closely align the impairment testing date with the long-range planning and forecasting process. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of impairment. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2011, without applying information that has been learned since those periods, the Company has prospectively applied the change in the annual goodwill impairment testing date from October 31, 2011.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections and assets under management for Mutual Funds and the reporting units within Talcott Resolution and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Hartford Life, Inc. in 2000 and was allocated to each of Hartford Life’s reporting units based on the reporting unit’s fair value of in-force business at the buy-back date. Although this goodwill was allocated to each reporting unit, it is held in Corporate for segment reporting.
Property and Equipment
Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $2.0 billion  and $2.1 billion as of December 31, 2012 and 2011, respectively. Depreciation expense was $183, $216, and $276 for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Certain contracts classified as universal life-type include death and other insurance benefit features including GMDB and GMIB, offered with variable annuity contracts, or secondary guarantee benefits offered with universal life (“UL”) insurance contracts. GMDBs and GMIBs have been written in various forms. UL secondary guarantee benefits ensure that the universal life policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. These death and other insurance benefit features require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected assessments. The liability is accrued as actual assessments are recorded. The expected present value of benefits and assessments are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the Unlock, see Deferred Policy Acquisition Costs and Present Value of Future Benefits in Note 1.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

1. Basis of Presentation and Accounting Policies (continued)

Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Property and Casualty Insurance Products
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
Most of the Company’s property and casualty insurance products insurance reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. Structured settlements are agreements that provide fixed periodic payments to claimants and include annuities purchased to fund unpaid losses for permanently disabled claimants and, prior to 2008, agreements that funded loss run-offs for unrelated parties. Most of the annuities have been issued by the Company and these structured settlements are recorded at present value as annuity obligations, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. If not funded through an annuity, reserves for certain indemnity payments due to permanently disabled claimants under workers’ compensation policies are recorded as property and casualty insurance products reserves and were discounted to present value at an average interest rate of 4.0% in 2012 and 4.4% in 2011.
Life Insurance Products
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
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

2. Business Dispositions
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The sale was structured as a reinsurance transaction and is estimated to break-even on a pre tax basis and result in an after tax loss consisting of a reinsurance loss, partially offset by realized capital gains. The estimated after tax loss is primarily driven by non-deductible goodwill. Upon closing, the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under indemnity reinsurance arrangements. The Company also transferred invested assets with a carrying value of $9.3 billion, net of the ceding commission, to MassMutual and wrote off $200 of deferred acquisition costs, deferred income taxes, goodwill, property and equipment and other assets associated with the disposition. These amounts are subject to change pending final determination of the net assets sold, transaction costs and other adjustments. The Retirement Plans business is included in the Talcott Resolution reporting segment.
Sale of Individual Life
On January 2, 2013 the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The sale was structured as a reinsurance transaction and is estimated to result in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. Upon closing, in the first quarter of 2013 the Company reinsured $8.7 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The Company also transferred invested assets with a carrying value of $8.0 billion, exclusive of $1.4 billion of assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and wrote off $1.8 billion of deferred acquisition costs, deferred income taxes, property and equipment and other assets and $1.5 billion of other liabilities associated with the disposition.
The estimated reinsurance loss on business disposition of $533, pre tax, for the year ended December 31, 2012 includes a goodwill impairment charge of $342 and a loss accrual for premium deficiency of $191. This estimate reflects management's best estimate of the potential loss from this transaction. The loss accrual is included in other liabilities in the Company's Consolidated Balance Sheets at December 31, 2012. For further information regarding the Company's 2012 goodwill impairment testing, see Note 9 - Goodwill and Other Intangible Assets. These amounts are subject to change pending final determination of the net assets sold, transaction costs and other adjustments. The Individual Life business is included in the Talcott Resolution reporting segment.
Composition of Invested Assets Transferred
The following table presents invested assets transferred by the Company in connection with the sale of the Retirement Plans and Individual Life businesses in January 2013. In December 2012, the Company recognized intent-to-sell impairments of $177 and gains on derivatives hedging of $108 associated with the sale of these assets.

As of December 31, 2012
Carrying Value
Asset-backed securities ("ABS")	$289
Collaterialized debt obligations ("CDOs") [1]	474
Commercial mortgage-backed securities ("CMBS")	949
Corporate	11,651
Foreign govt./govt. agencies	263
Municipal	900
Residential mortgage-backed securities ("RMBS")	707
U.S. Treasuries	116
Total fixed maturities, AFS at fair value (amortized cost of $13,916) [2]	15,349
Equity securities, AFS, at fair value (cost of $35) [3]	37
Fixed maturities, at fair value using the FVO [4]	16
Mortgage loans (net of allowances for loan losses of $1)	1,364
Policy loans, at outstanding balance	582
Total invested assets transferred	$17,348

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

2. Business Dispositions (continued)

[1]	The market value includes the fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in the net realized capital gains (losses).

[2]	Includes $14.7 billion and $670 of securities in level 2 and 3 of the fair value hierarchy, respectively.

[3]	All equity securities transferred are included in level 2 of the fair value hierarchy.

[4]	All FVO securities transferred are included in level 3 of the fair value hierarchy.

Purchase Agreement with Forethought Financial Group, Inc.
On December 31, 2012, the Company completed the sale of its U.S. individual annuity new business capabilities to Forethought Financial Group. Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company will cease the sale of such annuity policies and the reinsurance agreement will terminate as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012 and the impact of this transaction was not material to the Company's results of operations, financial position or liquidity. The Individual Annuity business is included in the Talcott Resolution reporting segment.
Sale of Woodbury Financial Services, Inc.
On November 30, 2012, the Company completed the sale of Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS"), an indirect wholly-owned subsidiary, to AIG Advisor Group, Inc. ("AIG Advisor Group"), a subsidiary of American International Group, Inc. The impact of the disposition of this business was not material to the Company's results of operations, financial position or liquidity. The WFS broker-dealer business is included in the Corporate reporting category.
Servicing Agreement of Hartford Life Private Placement LLC
On July 13, 2012, the Company closed a sale transaction with Philadelphia Financial Group, Inc. (“Philadelphia Financial”) whereby Philadelphia Financial acquired certain assets used to administer the Company's private placement life insurance (“PPLI”) businesses and will service the PPLI businesses. The Company retained certain corporate functions associated with this business as well as the mortality risk on the insurance policies. Upon closing, the Company recorded a deferred gain of $61 after-tax, which will be amortized over the estimated life of the underlying insurance policies. The PPLI business is included in the Talcott Resolution reporting segment.
See Note 20 for sale of subsidiaries that are being reported as discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

3. Earnings (Loss) per Share
The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	For the years ended December 31,
(In millions, except for per share data)	2012	2011	2010
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$(33)	$626	$1,700
Less: Preferred stock dividends and accretion of discount	42	42	515
Income (loss) from continuing operations, net of tax, available to common shareholders	(75)	584	1,185
Add: Dilutive effect of preferred stock dividends	—	—	33
Income (loss) from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$(75)	$584	$1,218
Income (loss) from discontinued operations, net of tax	$(5)	$86	$(64)
Net income (loss)
Net income (loss)	$(38)	$712	$1,636
Less: Preferred stock dividends and accretion of discount	42	42	515
Net income (loss) available to common shareholders	(80)	670	1,121
Add: Dilutive effect of preferred stock dividends	—	—	33
Net income (loss) available to common shareholders and assumed conversion of preferred shares	$(80)	$670	$1,154
Shares
Weighted average common shares outstanding, basic	437.7	445.0	431.5
Dilutive effect of warrants	—	31.9	32.3
Dilutive effect of stock compensation plans	—	1.1	1.3
Dilutive effect of mandatory convertible preferred shares	—	—	16.4
Weighted average shares outstanding and dilutive potential common shares	437.7	478.0	481.5
Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.17)	$1.31	$2.75
Income (loss) from discontinued operations, net of tax	(0.01)	0.20	(0.15)
Net income (loss) available to common shareholders	$(0.18)	$1.51	$2.60
Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.17)	$1.22	$2.53
Income (loss) from discontinued operations, net of tax	(0.01)	0.18	(0.13)
Net income (loss) available to common shareholders	$(0.18)	$1.40	$2.40

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
3. Earnings (Loss) per Share (continued)

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
Under the treasury stock method for the warrants issued as a result of the Company’s participation in the Capital Purchase Program (see Note 16) exercise shall be assumed at the beginning of the period. The proceeds from exercise of $9.599 per share in 2012, $9.699 per share in 2011 and $9.790 per share in 2010 shall be assumed to be used to purchase common shares at the average market price during the period.
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
As a result of the losses available to common shareholders for the year ended December 31, 2012, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 26.0 million, stock compensation plans of 2.2 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 20.9 million, would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 486.8 million.
Under the if-converted method for mandatory convertible preferred stock (see Note 16) the conversion to common shares is assumed if the inclusion of these shares and the related dividend adjustment are dilutive to the earnings per share calculation. For the year ended December 31, 2011, 20.7 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 498.7 million, for the year ended December 31, 2011. For the year ended December 31, 2010, these shares and the related dividend adjustment are included in the diluted earnings per share calculation.
On March 30, 2012 the Company entered into an agreement with Allianz and repurchased the outstanding Series B and Series C warrants. As a result, Allianz no longer holds potentially dilutive outstanding warrants. See Note 16 for additional information regarding the warrant repurchase.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

4. Segment Information
The Company currently conducts business principally in six reporting segments, as well as a Corporate category. Starting in the fourth quarter of 2012, financial results for the former Individual Life and Retirement Plans segments have been reported in the Talcott Resolution reporting segment. Segment data for prior reporting periods has been adjusted accordingly.
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
Property & Casualty Other Operations
Property & Casualty Other Operations includes certain property and casualty operations, currently managed by the Company, that have discontinued writing new business and substantially all of the Company’s asbestos and environmental exposures.
Group Benefits
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Mutual Funds
Mutual Funds offers mutual funds for retail accounts such as retirement plans and 529 college savings plans and provides investment-management and administrative services such as product design, implementation and oversight.
Talcott Resolution
Talcott Resolution (formerly Life Other Operations) is comprised of runoff business from the Company's U.S. annuity, international (primarily in Japan and Europe) annuity, and institutional and private-placement life insurance businesses, as well as the Retirement Plans and Individual Life businesses that were sold in January 2013 (see Note 2 for information regarding the sale of these businesses).
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Net income (loss)	2012	2011	2010
Property & Casualty Commercial	$547	$526	$1,007
Consumer Markets	166	7	125
Property & Casualty Other Operations	57	(117)	(53)
Group Benefits	129	92	188
Mutual Funds	71	98	132
Talcott Resolution	1	540	672
Corporate	(1,009)	(434)	(435)
Net income (loss)	$(38)	$712	$1,636

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
4. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Revenues	2012	2011	2010
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$2,987	$2,809	$2,387
Property	505	528	547
Automobile	587	583	598
Package business	1,160	1,145	1,124
Liability	562	540	540
Fidelity and surety	205	215	224
Professional liability	253	307	324
Total Property & Casualty Commercial	6,259	6,127	5,744
Consumer Markets
Automobile	2,526	2,619	2,806
Homeowners	1,110	1,128	1,141
Total Consumer Markets [1]	3,636	3,747	3,947
Property & Casualty Other Operations	(2)	—	1
Group Benefits
Group disability	1,735	1,929	2,004
Group life	1,881	2,024	2,052
Other	194	194	222
Total Group Benefits	3,810	4,147	4,278
Mutual Funds
Retail	487	541	561
Annuity and other	112	108	103
Total Mutual Funds	599	649	664
Talcott Resolution	3,594	3,959	3,980
Corporate	167	209	189
Total earned premiums, fees, and other considerations	18,063	18,838	18,803
Net investment income (loss):
Securities available-for-sale and other	4,237	4,272	4,364
Equity securities, trading	4,565	(1,359)	(774)
Total net investment income	8,802	2,913	3,590
Net realized capital losses	(711)	(145)	(611)
Other revenues	258	253	267
Total revenues	$26,412	$21,859	$22,049
[1] For 2012, 2011 and 2010, AARP members accounted for earned premiums of $2.8 billion, $2.8 billion and $2.9 billion, respectively.

Geographical Revenue Information	For the years ended December 31,
Revenues	2012	2011	2010
United States of America	$21,814	$21,561	$22,140
Japan	4,363	135	(329)
Other	235	163	238
Total revenues	$26,412	$21,859	$22,049

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
4. Segment Information (continued)

	For the years ended December 31,
Amortization of deferred policy acquisition costs and present value of future profits	2012	2011	2010
Property & Casualty Commercial	$927	$917	$905
Consumer Markets	332	337	371
Group Benefits	33	35	40
Mutual Funds	35	47	51
Talcott Resolution	661	1,108	325
Total amortization of deferred policy acquisition costs and present value of future profits	$1,988	$2,444	$1,692

	For the years ended December 31,
Income tax expense (benefit)	2012	2011	2010
Property & Casualty Commercial	$159	$37	$414
Consumer Markets	65	(22)	43
Property & Casualty Other Operations	14	(74)	(40)
Group Benefits	31	1	66
Mutual Funds	38	54	52
Talcott Resolution	(284)	(120)	205
Corporate	(517)	(201)	(168)
Total income tax expense (benefit)	$(494)	$(325)	$572

	As of December 31,
Assets	2012	2011
Property & Casualty Commercial	$25,595	$24,566
Consumer Markets	6,024	6,181
Property & Casualty Other Operations	4,509	4,639
Group Benefits	9,545	9,473
Mutual Funds	325	307
Talcott Resolution	243,836	250,817
Corporate	8,679	6,626
Total assets	$298,513	$302,609

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

5. Fair Value Measurements
The following section applies the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and exchange-traded derivative securities.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are limited partnerships and other alternative assets measured at fair value where an investment can be redeemed, or substantially redeemed, at the NAV at the measurement date or in the near-term, not to exceed 90 days.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative securities, as well as limited partnerships and other alternative investments carried at fair value that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. As of December 31, 2012, the amount of transfers from Level 1 to Level 2 was $2.5 billion, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
The following tables present assets and (liabilities) carried at fair value by hierarchy level. These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements. The following table presents assets and (liabilities) carried at fair value by hierarchy level.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,763	$—	$2,485	$278
CDOs	3,040	—	2,096	944
CMBS	6,321	—	5,462	859
Corporate	44,049	—	42,048	2,001
Foreign government/government agencies	4,136	—	4,080	56
States, municipalities and political subdivisions (“Municipal”)	14,361	—	14,134	227
RMBS	7,480	—	6,107	1,373
U.S. Treasuries	3,772	115	3,657	—
Total fixed maturities	85,922	115	80,069	5,738
Fixed maturities, FVO	1,087	8	865	214
Equity securities, trading	28,933	1,847	27,086	—
Equity securities, AFS	890	337	469	84
Derivative assets
Credit derivatives	(19)	—	(8)	(11)
Equity derivatives	32	—	—	32
Foreign exchange derivatives	104	—	104	—
Interest rate derivatives	235	—	268	(33)
U.S. GMWB hedging instruments	36	—	(53)	89
U.S. macro hedge program	186	—	—	186
International program hedging instruments	448	—	318	130
Other derivative contracts	23	—	—	23
Total derivative assets [1]	1,045	—	629	416
Short-term investments	4,581	342	4,239	—
Limited partnerships and other alternative investments [2]	907	—	593	314
Reinsurance recoverable for U.S. GMWB	191	—	—	191
Separate account assets [3]	138,509	97,988	39,938	583
Total assets accounted for at fair value on a recurring basis	$262,065	$100,637	$153,888	$7,540
Percentage of level to total	100%	38%	59%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(1,249)	$—	$—	$(1,249)
International guaranteed withdrawal benefits	(50)	—	—	(50)
International other guaranteed living benefits	2	—	—	2
Equity linked notes	(7)	—	—	(7)
Total other policyholder funds and benefits payable	(1,304)	—	—	(1,304)
Derivative liabilities
Credit derivatives	(18)	—	(33)	15
Equity derivatives	25	—	—	25
Foreign exchange derivatives	(24)	—	(24)	—
Interest rate derivatives	(517)	—	(518)	1
U.S. GMWB hedging instruments	536	—	106	430
U.S. macro hedge program	100	—	—	100
International program hedging instruments	(279)	—	(217)	(62)
Total derivative liabilities [4]	(177)	—	(686)	509
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,483)	$—	$(686)	$(797)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$3,153	$—	$2,792	$361
CDOs	2,487	—	2,119	368
CMBS	6,951	—	6,363	588
Corporate	44,011	—	41,756	2,255
Foreign government/government agencies	2,161	—	2,112	49
Municipal	13,260	—	12,823	437
RMBS	5,757	—	4,694	1,063
U.S. Treasuries	4,029	750	3,279	—
Total fixed maturities	81,809	750	75,938	5,121
Fixed maturities, FVO	1,328	—	833	495
Equity securities, trading	30,499	1,967	28,532	—
Equity securities, AFS	921	352	476	93
Derivative assets
Credit derivatives	(24)	—	(11)	(13)
Equity derivatives	31	—	—	31
Foreign exchange derivatives	519	—	519	—
Interest rate derivatives	195	—	147	48
U.S. GMWB hedging instruments	494	—	11	483
U.S. macro hedge program	357	—	—	357
International program hedging instruments	731	—	692	39
Other derivative contracts	28	—	—	28
Total derivative assets [1]	2,331	—	1,358	973
Short-term investments	7,736	750	6,986	—
Reinsurance recoverable for U.S. GMWB	443	—	—	443
Separate account assets [3]	139,432	101,644	36,757	1,031
Total assets accounted for at fair value on a recurring basis	$264,499	$105,463	$150,880	$8,156
Percentage of level to total	100%	40%	57%	3%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(2,538)	$—	$—	$(2,538)
International guaranteed withdrawal benefits	(66)	—	—	(66)
International other guaranteed living benefits	(5)	—	—	(5)
Equity linked notes	(9)	—	—	(9)
Total other policyholder funds and benefits payable	(2,618)	—	—	(2,618)
Derivative liabilities
Credit derivatives	(573)	—	(25)	(548)
Equity derivatives	9	—	—	9
Foreign exchange derivatives	134	—	134	—
Interest rate derivatives	(527)	—	(421)	(106)
U.S. GMWB hedging instruments	400	—	—	400
International program hedging instruments	19	—	23	(4)
Total derivative liabilities [4]	(538)	—	(289)	(249)
Other liabilities	(9)	—	—	(9)
Consumer notes [5]	(4)	—	—	(4)
Total liabilities accounted for at fair value on a recurring basis	$(3,169)	$—	$(289)	$(2,880)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of December 31, 2012 and 2011, $160 and $1.4 billion, respectively, was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $3.1 billion and $4.0 billion of investment sales receivable that are not subject to fair value accounting are excluded as of December 31, 2012 and 2011, respectively.

[4]
Includes over-the-counter derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note 5, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2012 and 2011, 97% and 98%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge guaranteed minimum withdrawal benefits (“GMWB”) liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion, see the Derivative Instruments, including embedded derivatives within the investments section in Note 6 of the Notes to Consolidated Financial Statements.
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
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice may be required and the notice period may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others will be classified as Level 2.
Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. Certain limited partnerships and other alternative investments are measured at fair value using a NAV as a practical expedient. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, and exchange traded futures, option and swap contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, as well as certain limited partnerships and other alternative investments.

•
ABS, CDOs, CMBS and RMBS — Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates, including investment grade private placements — Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies - Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging markets.

•	Municipals — Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives — Significant inputs primarily include the swap yield curve and credit curves.

•	Foreign exchange derivatives — Significant inputs primarily include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives — Significant input is primarily the swap yield curve.

•	Limited partnerships and other alternative investments — Primary inputs include a NAV for investment companies with no redemption restrictions as reported on their U.S. GAAP financial statements.

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include certain limited partnerships and other alternative investments measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also may include the following:

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value.

	As of December 31, 2012
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$859	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320 bps	3,615 bps	1,031 bps	Decrease
Corporate [3]	1,371	Discounted cash flows	Spread	106 bps	900 bps	328 bps	Decrease
Municipal	227	Discounted cash flows	Spread	227 bps	344 bps	258 bps	Decrease
RMBS	1,373	Discounted cash flows	Spread	54 bps	1,689 bps	367 bps	Decrease
			Constant prepayment rate	—%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

	As of December 31, 2012
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$57	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(55)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
Long interest rate swaptions	23	Option model	Interest rate volatility	—%	1%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International program hedging
Equity options	26	Option model	Equity volatility	19%	27%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	—%	1%	Increase

[1]
 Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the year ended December 31, 2012, no significant adjustments were made by the Company to broker prices received.
Excluded from the tables above are limited partnerships and other alternative investments which total $314 of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders in the U.S., U.K. and Japan. The GMWB provides the policyholder with a guaranteed remaining balance ("GRB") if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. Separate account assets classified as Level 3 primarily include limited partnerships in which fair value represents the separate account's share of the fair value of the equity in the investment ("net asset value") and are classified in level 3 based on the Company's ability to redeem its investments.
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
Oversight of the Company's valuation policies and processes for product and U.S. GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $(69), $55 and $(10), for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011 the credit standing adjustment was $12 and $80, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $274, $52 and $159 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011 the behavior risk margin was $302 and $419, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $106, $(72) and $104 for the years ended December 31, 2012, 2011 and 2010, respectively.
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

Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization[2]	20%	100%	Increase
Withdrawal Rates [2]	—%	8%	Increase
Lapse Rates [3]	—%	75%	Decrease
Reset Elections [4]	20%	75%	Increase
Equity Volatility [5]	10%	50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.

[3]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[4]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[5]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

Generally a change in withdrawal utilization assumptions would be accompanied by a directionally opposite change in lapse rate assumptions, as the behavior of policyholders that utilize GMWB or GMAB riders is typically different from policyholders that do not utilize these riders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the years ended December 31, 2012 and 2011, for the financial instruments classified as Level 3.
For the year ended December 31, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$361	$368	$588	$2,255	$49	$437	$1,063	$5,121	$495
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	(20)	(83)	3	—	(5)	(55)	(162)	109
Included in OCI [3]	49	163	152	(46)	2	41	315	676	—
Purchases	36	—	21	264	23	293	446	1,083	1
Settlements	(63)	(47)	(160)	(157)	(4)	—	(151)	(582)	(1)
Sales	(37)	(3)	(210)	(114)	(19)	(96)	(207)	(686)	(391)
Transfers into Level 3 [4]	13	483	666	775	5	25	1	1,968	1
Transfers out of Level 3 [4]	(79)	—	(115)	(979)	—	(468)	(39)	(1,680)	—
Fair value as of December 31, 2012	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(5)	$(12)	$(46)	$(7)	$—	$(5)	$(12)	$(87)	$(4)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$93	$(561)	$40	$(58)	$883	$357	$35	$28	$724
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	8	195	(40)	(9)	(429)	(323)	(21)	(5)	(632)
Included in OCI [3]	(5)	—	—	2	—	—	—	—	2
Purchases	21	—	76	1	55	252	(58)	—	326
Settlements	—	371	(19)	—	(13)	—	104	—	443
Sales	(33)	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	(1)	—	32	23	—	8	—	62
Fair value as of December 31, 2012	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$5	$146	$(15)	$(12)	$(425)	$(322)	$(5)	$(4)	$(637)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2012	$—	$443	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	(280)	37
Purchases	55	—	252
Settlements	—	28	(1)
Sales	—	—	(476)
Transfers into Level 3 [4]	260	—	443
Transfers out of Level 3 [4]	—	—	(703)
Fair value as of December 31, 2012	$314	$191	$583
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(1)	$(280)	$28

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(2,538)	$(66)	$(5)	$(9)	$(2,618)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,430	26	11	2	1,469	(34)	2
Settlements [8]	(141)	(10)	(4)	—	(155)	43	—
Fair value as of December 31, 2012	$(1,249)	$(50)	$2	$(7)	$(1,304)	$—	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$1,430	$26	$11	$2	$1,469	$—	$2

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

For the year ended December 31, 2011

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
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

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

[8]
Settlements of other liabilities reflect the removal of liabilities carried at fair value upon the deconsolidation of a variable interest entity. See note 6, Investments and Derivative Instruments for additional information.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Option
The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to commercial real estate. Also included are foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
In 2012, the Company disposed of substantially all of its interest in a consolidated VIE, resulting in its deconsolidation. See Note 6, Investments and Derivative Instruments, for additional information related to the deconsolidation of this VIE. The Company previously elected the fair value option for this consolidated VIE in order to apply a consistent accounting model for the VIE’s assets and liabilities. The VIE is an investment vehicle that holds high quality investments, derivative instruments that reference third-party corporate credit and issues notes to investors that reflect the credit characteristics of the high quality investments and derivative instruments. The risks and rewards associated with the assets of the VIE inure to the investors. The investors have no recourse against the Company. As a result, there was no adjustment to the market value of the notes for the Company’s own credit risk.
The Company elected the fair value option for consolidated VIE investment funds that were established in 2012. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, consistent with Investment Company accounting. The investment funds hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,
	2012	2011
Assets
Fixed maturities, FVO
Corporate	13	10
CRE CDOs	63	(33)
CMBS bonds	(2)	—
Foreign government	(86)	45
RMBS	5	—
Other liabilities
Credit-linked notes	(34)	28
Total realized capital gains (losses)	$(41)	$50
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

	As of December 31,
	2012	2011
Assets
Fixed maturities, FVO
ABS	$—	$65
CRE CDOs	205	225
CMBS	5	—
Corporate	140	272
Foreign government	730	766
U.S. government	2	—
Municipals	1	—
RMBS	4	—
Total fixed maturities, FVO	$1,087	$1,328
Other liabilities
Credit-linked notes [1]	$—	$9
[1] As of December 31, 2011, the outstanding principal balance of the notes was $243.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of December 31, 2012 and 2011.

		December 31, 2012		December 31, 2011
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,997	$2,165	$2,001	$2,153
Mortgage loans	Level 3	6,711	6,933	5,728	5,977
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,558	$9,910	$10,343	$11,238
Senior notes [2]	Level 2	5,706	7,071	4,481	4,623
Junior subordinated debentures [2]	Level 2	1,100	1,265	500	498
Private placement junior subordinated debentures [2]	Level 3	—	—	1,235	1,932
Consumer notes [3]	Level 3	159	159	310	305

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

The Company has not made any changes in its valuation methodologies for the following assets and liabilities during the years ended December 31, 2012 or December 31, 2011.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

6. Investments and Derivative Instruments

Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2012	2011	2010
Fixed maturities [1]	$3,363	$3,396	$3,489
Equity securities, AFS	37	36	53
Mortgage loans	337	281	260
Policy loans	119	131	132
Limited partnerships and other alternative investments	196	243	216
Other investments [2]	296	301	329
Investment expenses	(111)	(116)	(115)
Total securities AFS and other	4,237	4,272	4,364
Equity securities, trading	4,565	(1,359)	(774)
Total net investment income (loss)	$8,802	$2,913	$3,590

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2012, 2011 and 2010, was $4.6 billion, $(1.3) billion and $(68), respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in gross unrealized gains (losses).
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2012	2011	2010
Gross gains on sales	$877	$693	$836
Gross losses on sales	(441)	(384)	(522)
Net OTTI losses recognized in earnings [1]	(349)	(174)	(434)
Valuation allowances on mortgage loans	14	24	(154)
Japanese fixed annuity contract hedges, net [2]	(36)	3	27
Periodic net coupon settlements on credit derivatives/Japan	(10)	(10)	(17)
Results of variable annuity hedge program
GMWB derivatives, net	519	(397)	89
U.S. macro hedge program	(340)	(216)	(445)
Total U.S. program	179	(613)	(356)
International program	(1,490)	775	11
Total results of variable annuity hedge program	(1,311)	162	(345)
Other, net [3]	545	(459)	(2)
Net realized capital gains (losses)	$(711)	$(145)	$(611)
[1] Includes $177 of intent-to-sell impairments relating to the sales of the Retirement Plans and Individual Life businesses.
[2] Relates to the Japanese fixed annuity products (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).
[3] Primarily consists of non-qualifying derivatives, transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and Japan 3Win related foreign currency swaps.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders' share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains or (losses) in AOCI were $87, $135 and $(120) for the years ended December 31, 2012, 2011 and 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Sales of Available-for-Sale Securities

	For the years ended December 31,
	2012	2011	2010
Fixed maturities, AFS
Sale proceeds	$41,442	$36,956	$46,482
Gross gains	845	617	706
Gross losses	(416)	(381)	(452)
Equity securities, AFS
Sale proceeds	$295	$239	$325
Gross gains	34	59	24
Gross losses	(20)	—	(16)
Sales of AFS securities in 2012 were the result of the reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2012, 2011 and 2010.

	For the years ended December 31,
(Before-tax)	2012	2011	2010
Balance as of beginning of period	$(1,676)	$(2,072)	$(2,200)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(28)	(56)	(211)
Securities previously impaired	(20)	(69)	(161)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	700	505	468
Securities due to an increase in expected cash flows	11	16	32
Balance as of end of period	$(1,013)	$(1,676)	$(2,072)
[1] These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2012					December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$2,883	$63	$(183)	$2,763	$(4)	$3,430	$55	$(332)	$3,153	$(7)
CDOs [2]	3,170	60	(159)	3,040	(14)	2,819	16	(348)	2,487	(44)
CMBS	6,083	417	(179)	6,321	(11)	7,192	271	(512)	6,951	(31)
Corporate [2]	39,694	4,631	(276)	44,049	(19)	41,161	3,661	(739)	44,011	—
Foreign govt./govt. agencies	3,985	191	(40)	4,136	—	2,030	141	(10)	2,161	—
Municipal	13,001	1,379	(19)	14,361	—	12,557	775	(72)	13,260	—
RMBS	7,318	295	(133)	7,480	(32)	5,961	252	(456)	5,757	(105)
U.S. Treasuries	3,613	175	(16)	3,772	—	3,828	203	(2)	4,029	—
Total fixed maturities, AFS	79,747	7,211	(1,005)	85,922	(80)	78,978	5,374	(2,471)	81,809	(187)
Equity securities, AFS	866	81	(57)	890	—	1,056	68	(203)	921	—
Total AFS securities [3]	$80,613	$7,292	$(1,062)	$86,812	$(80)	$80,034	$5,442	$(2,674)	$82,730	$(187)
[1] Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2012 and 2011.
[2] Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).
[3] Includes fixed maturities, AFS and equity securities, AFS relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of this transaction.

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2012
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,689	$1,710
Over one year through five years	14,664	15,556
Over five years through ten years	15,542	17,038
Over ten years	28,398	32,014
Subtotal	60,293	66,318
Mortgage-backed and asset-backed securities	19,454	19,604
Total fixed maturities, AFS [1]	$79,747	$85,922
[1] Includes fixed maturities, AFS relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of this transaction.
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
As of December 31, 2012, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan, which represents $2.7 billion, or 12% of stockholders' equity, and 2% of total invested assets. As of December 31, 2011, the Company was not exposed to any concentration of credit risk of a single issuer greater than 10% of the Company’s stockholders’ equity other than U.S. government and certain U.S. government agencies. As of December 31, 2012, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, State of California, and National Grid PLC. which each comprised less than 3% of total invested assets. As of December 31, 2011, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, Government of the United Kingdom and AT&T Inc. which each comprised less than 0.8% of total invested assets.
The Company’s three largest exposures by sector as of December 31, 2012 were municipal investments, utilities, and financial services which comprised approximately 7%, 6% and 5%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2011 were commercial real estate, municipal investments and U.S. Treasuries which comprised approximately 10%, 10% and 7%, respectively, of total invested assets.
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$163	$161	$(2)	$886	$705	$(181)	$1,049	$866	$(183)
CDOs [1]	5	4	(1)	2,567	2,389	(158)	2,572	2,393	(159)
CMBS	339	322	(17)	1,248	1,086	(162)	1,587	1,408	(179)
Corporate	1,261	1,218	(43)	1,823	1,590	(233)	3,084	2,808	(276)
Foreign govt./govt. agencies	1,380	1,343	(37)	20	17	(3)	1,400	1,360	(40)
Municipal	271	265	(6)	157	144	(13)	428	409	(19)
RMBS	910	908	(2)	869	738	(131)	1,779	1,646	(133)
U.S. Treasuries	583	567	(16)	—	—	—	583	567	(16)
Total fixed maturities, AFS	4,912	4,788	(124)	7,570	6,669	(881)	12,482	11,457	(1,005)
Equity securities, AFS	69	67	(2)	280	225	(55)	349	292	(57)
Total securities in an unrealized loss	$4,981	$4,855	$(126)	$7,850	$6,894	$(936)	$12,831	$11,749	$(1,062)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	December 31, 2011
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$629	$594	$(35)	$1,169	$872	$(297)	$1,798	$1,466	$(332)
CDOs [1]	81	59	(22)	2,709	2,383	(326)	2,790	2,442	(348)
CMBS	1,297	1,194	(103)	2,144	1,735	(409)	3,441	2,929	(512)
Corporate	4,388	4,219	(169)	3,268	2,627	(570)	7,656	6,846	(739)
Foreign govt./govt. agencies	218	212	(6)	51	47	(4)	269	259	(10)
Municipal	299	294	(5)	627	560	(67)	926	854	(72)
RMBS	415	330	(85)	1,206	835	(371)	1,621	1,165	(456)
U.S. Treasuries	343	341	(2)	—	—	—	343	341	(2)
Total fixed maturities, AFS	7,670	7,243	(427)	11,174	9,059	(2,044)	18,844	16,302	(2,471)
Equity securities, AFS	167	138	(29)	439	265	(174)	606	403	(203)
Total securities in an unrealized loss	$7,837	$7,381	$(456)	$11,613	$9,324	$(2,218)	$19,450	$16,705	$(2,674)
[1] Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).
As of December 31, 2012, AFS securities in an unrealized loss position, comprised of 2,011 securities, primarily related to corporate securities within the financial services sector, ABS, CMBS, CDOs, and RMBS which have experienced price deterioration. As of December 31, 2012, 86% of these securities were depressed less than 20% of cost or amortized cost. The decline in the total unrealized loss of $1.6 billion in 2012 was primarily attributable to credit spread tightening and a decline in interest rates.
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, ABS backed by student loans, as well as certain floating rate corporate securities or those securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be significantly wider for structured securities with exposure to commercial and residential real estate, as compared to spreads at the security’s respective purchase date, largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, the majority of securities have a floating-rate coupon referenced to a market index where rates have declined substantially. In addition equity securities include investment grade perpetual preferred securities that contain "debt-like" characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities' floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	December 31, 2012			December 31, 2011
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$6,779	$(68)	$6,711	$5,830	$(102)	$5,728
Total mortgage loans [2]	$6,779	$(68)	$6,711	$5,830	$(102)	$5,728
[1] Amortized cost represents carrying value prior to valuation allowances, if any.
[2] Includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of this transaction.

As of December 31, 2012 and 2011, the carrying value of mortgage loans associated with the valuation allowance was $291 and $621, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of December 31, 2012, and $74 and $4, respectively, as of December 31, 2011. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. As of December 31, 2012, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

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

	For the years ended December 31,
	2012	2011	2010
Balance as of January 1	$(102)	$(155)	$(366)
(Additions)/Reversals	14	(26)	(157)
Deductions	20	79	368
Balance as of December 31	$(68)	$(102)	$(155)
The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 62% as of December 31, 2012, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.24x as of December 31, 2012. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $32 and $50, respectively, as of December 31, 2012, and are not accruing income.

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2012		December 31, 2011
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$253	0.95x	$707	1.45x
65% - 80%	2,220	2.12x	2,384	1.60x
Less than 65%	4,238	2.40x	2,637	2.40x
Total commercial mortgage loans	$6,711	2.24x	$5,728	1.94x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$145	2.2%	$94	1.6%
Middle Atlantic	477	7.1%	508	8.9%
Mountain	99	1.5%	125	2.2%
New England	350	5.2%	294	5.1%
Pacific	1,978	29.5%	1,690	29.5%
South Atlantic	1,378	20.5%	1,149	20.1%
West North Central	16	0.2%	30	0.5%
West South Central	398	5.9%	224	3.9%
Other [1]	1,870	27.9%	1,614	28.2%
Total mortgage loans	$6,711	100.0%	$5,728	100.0%
[1] Primarily represents loans collateralized by multiple properties in various regions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Mortgage Loans by Property Type
	December 31, 2012		December 31, 2011
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$142	2.1%	$249	4.3%
Industrial	2,079	30.9%	1,747	30.5%
Lodging	81	1.2%	93	1.6%
Multifamily	1,200	17.9%	1,070	18.7%
Office	1,510	22.5%	1,078	18.8%
Retail	1,460	21.8%	1,234	21.5%
Other	239	3.6%	257	4.6%
Total mortgage loans	$6,711	100.0%	$5,728	100.0%
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities, as well as a means of accessing capital. A VIE is an entity that either has investors that lack certain essential characteristics of a controlling financial interest or lacks sufficient funds to finance its own activities without financial support provided by other entities.
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

	December 31, 2012			December 31, 2011
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$89	$88	$7	$491	$471	$29
Investment funds [4]	163	—	162	—	—	—
Limited partnerships	6	1	5	7	—	7
Total	$258	$89	$174	$498	$471	$36
[1] Included in other liabilities in the Company’s Consolidated Balance Sheets.
[2] The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.
[3] Total assets included in fixed maturities, AFS in the Company’s Consolidated Balance Sheets.
[4] Total assets included in fixed maturities, FVO in the Company's Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represent wholly-owned fixed income funds established in 2012 for which the Company has management and control of the investments which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.
In 2012, the Company disposed of substantially all of its interest in a consolidated VIE. Upon disposition, the Company determined that it was no longer the primary beneficiary of the VIE. Therefore, the investment was deconsolidated as of the disposition date in the fourth quarter of 2012. The deconsolidation of the VIE resulted in a decrease in assets of $344, liabilities of $319, and a maximum exposure to loss of $7 at the time of disposal. The deconsolidation did not have a significant impact on the Company's results from operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $23 and $23 as of December 31, 2012 , respectively and $28 and $28, respectively as of December 31, 2011. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of December 31, 2012 and December 31, 2011, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 15.
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
Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll transactions to earn incremental income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase transaction where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, available-for-sale with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $1.9 billion with a corresponding agreement to repurchase $1.9 billion as of December 31, 2012. The obligation for securities transferred under agreement to repurchase was $1.9 billion as of December 31, 2012.

Equity Method Investments
The Company has investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”). These investments are accounted for under the equity method and the Company’s maximum exposure to loss as of December 31, 2012 is limited to the total carrying value of $3.0 billion. In addition, the Company has outstanding commitments totaling $562 to fund limited partnership and other alternative investments as of December 31, 2012. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2012, aggregate investment income from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $90.5 billion and $91.3 billion as of December 31, 2012 and 2011, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $12.8 billion and $20.6 billion as of December 31, 2012 and 2011, respectively. Aggregate net investment income of the limited partnerships in which the Company invested totaled $1.0 billion, $1.3 billion and $857 for the periods ended December 31, 2012, 2011 and 2010, respectively. Aggregate net income of the limited partnerships in which the Company invested totaled $7.2 billion, $9.1 billion and $10.3 billion for the periods ended December 31, 2012, 2011 and 2010, respectively. As of, and for the period ended, December 31, 2012, the aggregated summarized financial data reflects the latest available financial information.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Instruments
The Company utilizes a variety of over-the-counter and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company's investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the “pay” leg terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities, or liability contracts, or convert securities, or liabilities, denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting or “non-qualifying strategies” primarily include the hedge programs for our U.S. and international variable annuity products, as well as the hedging and replication strategies through the use of credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. These non-qualifying strategies include:
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2012 and 2011, the notional amount of interest rate swaps in offsetting relationships was $7.5 billion and $7.8 billion, respectively.
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
6. Investments and Derivative Instruments (continued)

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
Credit derivatives
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity, referenced index, or asset pool, as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.
Equity index swaps and options
The Company formerly offered certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into S&P index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.
U.S GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. The GMWB product is a bifurcated embedded derivative (“U.S. GMWB product derivative”) that has a notional value equal to the GRB. The Company uses reinsurance contracts to transfer a portion of its risk of loss due to U.S GMWB. The reinsurance contracts covering U.S. GMWB (“U.S. GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
The Company utilizes derivatives (“ U.S. GMWB hedging derivatives”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the un-reinsured GMWB due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index. The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Customized swaps	$7,787	$8,389	$238	$385
Equity swaps, options, and futures	5,130	5,320	267	498
Interest rate swaps and futures	5,705	2,697	67	11
Total	$18,622	$16,406	$572	$894
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Equity futures	$—	$59	$—	$—
Equity options	7,442	6,760	286	357
Total	$7,442	$6,819	$286	$357

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

International program
The Company formerly offered certain variable annuity products in the U.K. and Japan with GMWB or GMAB riders, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. The hedging derivatives are comprised of equity futures, options, and swaps and currency forwards and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations. The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Credit derivatives	$350	$—	$28	$—
Currency forwards [1]	9,327	8,622	(87)	446
Currency options	10,342	7,357	(24)	127
Equity futures	2,332	3,835	—	—
Equity options	3,952	1,565	47	74
Equity swaps	2,617	392	(12)	(8)
Customized swaps	899	—	(11)	—
Interest rate futures	634	739	—	—
Interest rate swaps and swaptions	32,632	11,216	228	111
Total	$63,085	$33,726	$169	$750

[1]
As of December 31, 2012 and December 31, 2011 net notional amounts are $0.1 billion and $7.2 billion, respectively, which include $4.7 billion and $7.9 billion, respectively, related to long positions and $4.6 billion and $0.7 billion, respectively, related to short positions.

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
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. For reporting purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $1.5 billion and $3.2 billion as of December 31, 2012, and December 31, 2011, respectively. Derivatives in the Company’s separate accounts are not included because the associated gains and losses accrue directly to policyholders. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Cash flow hedges
Interest rate swaps	$6,063	$8,652	$271	$329	$271	$329	$—	$—
Foreign currency swaps	163	291	(17)	6	3	30	(20)	(24)
Total cash flow hedges	6,226	8,943	254	335	274	359	(20)	(24)
Fair value hedges
Interest rate swaps	753	1,007	(55)	(78)	—	—	(55)	(78)
Foreign currency swaps	40	677	16	(39)	16	63	—	(102)
Total fair value hedges	793	1,684	(39)	(117)	16	63	(55)	(180)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	17,117	10,144	(497)	(583)	556	531	(1,053)	(1,114)
Foreign exchange contracts
Foreign currency swaps and forwards	355	380	(16)	(12)	5	6	(21)	(18)
Japan 3Win foreign currency swaps	1,816	2,054	(127)	184	—	184	(127)	—
Japanese fixed annuity hedging instruments	1,652	1,945	224	514	228	540	(4)	(26)
Credit contracts
Credit derivatives that purchase credit protection	1,823	1,721	(8)	36	5	56	(13)	(20)
Credit derivatives that assume credit risk [1]	2,745	2,952	(29)	(648)	19	2	(48)	(650)
Credit derivatives in offsetting positions	9,497	8,189	(32)	(57)	94	164	(126)	(221)
Equity contracts
Equity index swaps and options	994	1,501	47	27	57	40	(10)	(13)
Variable annuity hedge program
U.S. GMWB product derivative [2]	28,868	34,569	(1,249)	(2,538)	—	—	(1,249)	(2,538)
U.S. GMWB reinsurance contracts	5,773	7,193	191	443	191	443	—	—
U.S. GMWB hedging instruments	18,622	16,406	572	894	743	1,022	(171)	(128)
U.S. macro hedge program	7,442	6,819	286	357	356	357	(70)	—
International program product derivatives [2]	2,454	2,710	(48)	(71)	—	—	(48)	(71)
International program hedging instruments	63,085	33,726	169	750	1,020	887	(851)	(137)
Other
Contingent capital facility put option	500	500	23	28	23	28	—	—
Total non-qualifying strategies	162,743	130,809	(494)	(676)	3,297	4,260	(3,791)	(4,936)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$169,762	$141,436	$(279)	$(458)	$3,587	$4,682	$(3,866)	$(5,140)
Balance Sheet Location
Fixed maturities, available-for-sale	$703	$703	$(32)	$(72)	$—	$—	$(32)	$(72)
Other investments	54,504	60,227	1,045	2,331	1,581	3,165	(536)	(834)
Other liabilities	77,384	35,944	(177)	(538)	1,815	1,074	(1,992)	(1,612)
Consumer notes	26	35	(2)	(4)	—	—	(2)	(4)
Reinsurance recoverables	5,773	7,193	191	443	191	443	—	—
Other policyholder funds and benefits payable	31,372	37,334	(1,304)	(2,618)	—	—	(1,304)	(2,618)
Total derivatives	$169,762	$141,436	$(279)	$(458)	$3,587	$4,682	$(3,866)	$(5,140)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2011, was primarily due to the following:

•
$63.1 billion notional amount related to the international program hedging instruments as of December 31, 2012 consisted of $58.5 billion of long positions and $4.6 billion of offsetting short positions, resulting in a net notional amount of $53.9 billion. The $33.7 billion notional amount as of December 31, 2011 consisted of $33.0 billion of long positions and $0.7 billion of offsetting short positions, resulting in a net notional amount of $32.3 billion. The increase in net notional of $21.6 billion primarily resulted from the Company increasing its hedging of interest rate exposure.

Change in Fair Value
The improvement in the total fair value of derivative instruments since December 31, 2011, was primarily related to the following:

•
The increase in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to a liability model assumption update, outperformance of the underlying actively managed funds as compared to their respective indices and lower equity market volatility.

•
The increase in fair value related to credit derivatives that assume credit risk was primarily due to credit spread tightening and to the disposition of substantially all of the Company's interest in a consolidated VIE that contained a credit derivative. For more information on the disposition, see the Variable Interest Entity section of this footnote.

•
The fair value related to the international program hedging instruments decreased as a result of the improvement in global equity markets and the depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen, a decline in U.S. interest rates, and depreciation of the Japanese yen in relation to the U.S. dollar.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011	2010	2012	2011	2010
Interest rate swaps	$120	$337	$294	$—	$(4)	$2
Foreign currency swaps	(31)	(3)	8	—	—	(1)
Total	$89	$334	$302	$—	$(4)	$1

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2012	2011	2010
Interest rate swaps	Net realized capital gain/(loss)	$90	$9	$18
Interest rate swaps	Net investment income	140	126	94
Foreign currency swaps	Net realized capital gain/(loss)	(6)	(3)	(7)
Total		$224	$132	$105

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of December 31, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $180. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years. Also included are deferred gains related to cash flow hedges associated with fixed-rate bonds sold as part of the Retirement Plans and Individual Life business dispositions completed January 1, 2013 and January 2, 2013, respectively. For further information on the business dispositions, see Note 2.
During the year ended December 31, 2012, the before-tax deferred net gains on derivative instruments reclassified from AOCI to earnings totaled $99. This primarily resulted from the discontinuance of cash flow hedges due to forecasted transactions no longer probable of occurring associated with variable rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2. For the years ended December 31, 2011 and 2010, the Company had no net reclassifications and less than $1 of net reclassifications, respectively, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.

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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2012		2011		2010
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$(3)	$(3)	$(73)	$70	$(43)	$36
Benefits, losses and loss adjustment expenses	—	—	(1)	—	(1)	3
Foreign currency swaps
Net realized capital gains (losses)	(7)	7	(1)	1	8	(8)
Benefits, losses and loss adjustment expenses	(6)	6	(22)	22	(12)	12
Total	$(16)	$10	$(96)	$93	$(48)	$43

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2012	2011	2010
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$21	$(22)	$45
Foreign exchange contracts
Foreign currency swaps and forwards	19	3	(1)
Japan 3Win foreign currency swaps [1]	(300)	31	215
Japanese fixed annuity hedging instruments [2]	(178)	109	385
Credit contracts
Credit derivatives that purchase credit protection	(64)	(10)	(23)
Credit derivatives that assume credit risk	293	(174)	196
Equity contracts
Equity index swaps and options	(39)	(89)	5
Variable annuity hedge program
U.S. GMWB product derivative	1,430	(780)	486
U.S. GMWB reinsurance contracts	(280)	131	(102)
U.S. GMWB hedging instruments	(631)	252	(295)
U.S. macro hedge program	(340)	(216)	(445)
International program product derivatives	36	(25)	26
International program hedging instruments	(1,526)	800	(15)
Other
Contingent capital facility put option	(6)	(5)	(6)
Total	$(1,565)	$5	$471

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $189, $(100) and $(273) for the years ended December 31, 2012, 2011 and 2010, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $245, $(129) and $(332) for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates, outperformance of underlying actively managed funds compared to their respective indices, and lower equity volatility.

•	The net loss on the U.S. macro hedge program was primarily due to the passage of time, an improvement in domestic equity markets, and a decrease in equity volatility.

•
The net loss related to the Japan 3Win foreign currency swaps and Japanese fixed annuity hedging instruments was primarily due to the depreciation of the Japanese yen in relation to the U.S. dollar, the strengthening of the currency basis swap spread between the U.S. dollar and the Japanese yen, and a decline in U.S. interest rates.

•	The gain on credit derivatives that assume credit risk as a part of replication transactions resulted from credit spread tightening.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

For the year ended December 31, 2011, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain associated with the international program hedging instruments was primarily driven by strengthening of the Japanese yen, a decline in global equity markets, and a decrease in interest rates.

•
The loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of a decrease in long-term interest rates and higher interest rate volatility.

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
For the year ended December 31, 2010, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:

•	The net loss on the U.S. macro hedge program was primarily the result of a higher equity market valuation, time decay, and lower implied market volatility.

•	The net gain on the Japanese fixed annuity hedging instruments was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar.

•
The net gain related to the Japan 3Win foreign currency swaps was primarily due to the strengthening of the Japanese yen in comparison to the U.S. dollar, partially offset by the decrease in long-term U.S. interest rates.

•	The net gain associated with credit derivatives that assume credit risk as a part of replication transactions resulted from credit spread tightening.

•
The gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of liability model assumption updates during third quarter, lower implied market volatility, and outperformance of the underlying actively managed funds as compared to their respective indices, partially offset by a decrease in long-term interest rates and rising equity markets.

Refer to Note 13 for additional disclosures regarding contingent credit related features in derivative agreements.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2012 and 2011.

As of December 31, 2012
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,321	$7	3 years	Corporate Credit/ Foreign Gov.	A	$1,367	$(26)
Below investment grade risk exposure	145	(1)	1 year	Corporate Credit	B+	145	(3)
Basket credit default swaps [4]
Investment grade risk exposure	3,978	7	3 years	Corporate Credit	BBB+	2,712	(13)
Investment grade risk exposure	330	(17)	4 years	CMBS Credit	A	330	17
Below investment grade risk exposure	195	(46)	4 years	CMBS Credit	B+	195	46
Embedded credit derivatives
Investment grade risk exposure	525	478	4 years	Corporate Credit	BBB-	—	—
Total	$7,494	$428				$4,749	$21

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

December 31, 2011
				Unifying Refernced Credit Obligation(s) [1]
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

[4]
Includes $4.5 billion and $4.2 billion as of December 31, 2012 and December 31, 2011, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index. As of December 31, 2012, The Company did not hold customized diversified portfolios of corporate issuers referenced through credit default swaps. As of December 31, 2011 the Company held $553 of customized diversified portfolios of corporate issuers referenced through credit default swaps.

Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2012 and 2011, collateral pledged having a fair value of $630 and $1.1 billion, respectively, was included in fixed maturities, AFS, in the Consolidated Balance Sheets.
From time to time, the Company enters into secured borrowing arrangements as a means to increase net investment income. The Company received cash collateral of $33 as of December 31, 2012 and 2011.
The following table presents the classification and carrying amount of derivative instruments collateral pledged.

	December 31, 2012	December 31, 2011
Fixed maturities, AFS	$663	$1,086
Short-term investments	208	199
Total collateral pledged	$871	$1,285
As of December 31, 2012 and 2011, the Company had accepted collateral with a fair value of $3.3 billion and $2.6 billion, respectively, of which $2.6 billion and $2.0 billion, respectively, was cash collateral which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other assets and other liabilities. Included in the $2.6 billion of cash collateral, as of December 31, 2012, was $1.9 billion which relates to repurchase agreements and dollar roll transactions. The Company is only permitted by contract to sell or repledge the noncash collateral in the event of a default by the counterparty. As of December 31, 2012 and 2011, noncash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
Securities on Deposit with States
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2012 and 2011, the fair value of securities on deposit was approximately $1.7 billion and $1.6 billion, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

7. Reinsurance
The Company is involved in both the cession and assumption of insurance with affiliated and unaffiliated insurers. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in January 2013. See Note 2 - Business Dispositions for further discussion of these transactions.
As of December 31, 2012, 2011 and 2010, the Company’s policy for the largest amount of life insurance retained on any one life by any company was $10.
Life insurance fees, earned premiums and other were comprised of the following:

	For the years ended December 31,
	2012	2011	2010
Gross fee income, earned premiums and other	$8,546	$9,342	$9,482
Reinsurance assumed	137	134	192
Reinsurance ceded	(524)	(524)	(576)
Net fee income, earned premiums and other	$8,159	$8,952	$9,098
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Life insurance recoveries on ceded reinsurance agreements were $285, $224 and $275 for the years ended December 31, 2012, 2011, and 2010, respectively.
In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders, and of the risks associated with variable annuity contract and rider benefits issued by Hartford Life Insurance KK (“HLIKK”), an indirect wholly owned subsidiary.
The effect of reinsurance on property and casualty premiums written and earned was as follows:

	For the years ended December 31,
Premiums Written	2012	2011	2010
Direct	$10,405	$10,368	$10,070
Assumed	230	226	234
Ceded	(788)	(742)	(619)
Net	$9,847	$9,852	$9,685
Premiums Earned
Direct	$10,484	$10,337	$10,105
Assumed	205	225	256
Ceded	(796)	(688)	(668)
Net	$9,893	$9,874	$9,693
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $512, $385, and $598 for the years ended December 31, 2012, 2011, and 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
7. Reinsurance

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
The allowance for uncollectible reinsurance was $268 and $290, as of December 31, 2012 and 2011, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.

8. Deferred Policy Acquisition Costs and Present Value of Future Profits
On January 1, 2012, the Company adopted ASU No. 2010-26 as further discussed in Note 1 of the Notes to Consolidated Financial Statements. As a result of this change in accounting policy, deferred policy acquisition costs and present value of future profits as of January 1, 2010 decreased by approximately $2.6 billion from $10.7 billion, as previously reported.

Changes in the DAC balance are as follows:	For the years ended December 31,
	2012	2011	2010
Balance, beginning of period	$6,556	$7,473	$8,127
Deferred Costs	1,639	1,696	1,729
Amortization — DAC	(1,844)	(2,025)	(1,816)
Amortization — Unlock benefit (charge), pre-tax	(144)	(419)	107
Adjustments to unrealized gains and losses on securities available-for-sale and other [1] [2]	(364)	(240)	(874)
Effect of currency translation	(118)	71	191
Cumulative effect of accounting change, pre-tax [3]	—	—	9
Balance, end of period [4]	$5,725	$6,556	$7,473

[1]	Primarily represents the effect of declining interest rates, resulting in unrealized gains on securities classified in AOCI.

[2]
Other includes a $16 reduction of the DAC asset as a result of the sale of assets used to administer the Company's PPLI business in 2012. The reduction is directly attributable to this transaction as it results in lower future estimated gross profits than originally estimated on these products. For further information regarding this transaction see Note 2 of the Notes to Consolidated Financial Statements. Other also includes a $34 reduction of the DAC asset as a result of the sale of the Hartford Investment Canada Corporation in 2010.

[3]
For the year ended December 31, 2010 the effect of adopting new accounting guidance for embedded credit derivatives resulted in a decrease to retained earnings and, as a result, a DAC benefit. In addition, an offsetting amount was recorded in unrealized losses as unrealized losses decreased upon adoption of the new accounting guidance.

[4]	For further information, see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements.

As of December 31, 2012, estimated future net amortization expense of present value of future profits for the succeeding five years is $22, $6, $6, $6 and $5 in 2013, 2014, 2015, 2016 and 2017, respectively. Future net amortization expense as of December 31, 2012 reflects the estimated impact of the business disposition transactions discussed in Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

9. Goodwill and Other Intangible Assets
Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	December 31, 2012				December 31, 2011
	Gross	Accumulated Impairments	Business Dispositions [1]	Carrying Value	Gross	Accumulated Impairments	Discontinued Operations [2]	Carrying Value
Property & Casualty Commercial	$30	$(30)	$—	$—	$30	$(30)	$—	$—
Consumer Markets	119	—	—	119	119	—	—	119
Mutual Funds [4]	159	—	(10)	149	159	—	—	159
Talcott Resolution:
Individual Life [4]	224	—	(224)	—	224	—	—	224
Retirement Plans [4]	87	—	—	87	87	—	—	87
Total Talcott Resolution	311	—	(224)	87	311	—	—	311
Corporate [3][4]	772	(355)	(118)	299	787	(355)	(15)	417
Total	$1,391	$(385)	$(352)	$654	$1,406	$(385)	$(15)	$1,006

[1]	Represents goodwill written off in connection with the sales of WFS and Individual Life.

[2]	Represents goodwill written off related to Federal Trust Corporation; see Note 20 - Discontinued Operations for further information.

[3]
Carrying value as of December 31, 2012 includes $138, $92 and $69, respectively, for the Group Benefits, Mutual Funds and Retirement Plans reporting units. Carrying value as of December 31, 2011 includes $138, $92, $118 and $69, respectively, for the Group Benefits, Mutual Funds, Individual Life and Retirement Plans reporting units.

[4]	For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

Year ended December 31, 2012
During the first quarter of 2012, the Company determined that a triggering event requiring an impairment assessment had occurred as a result of its decision to pursue sales or other strategic alternatives for the Individual Life and Retirement Plans reporting units.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Retirement Plans reporting unit which resulted in no impairment of goodwill. The annual goodwill assessment for Retirement Plans was completed as of October 31, 2012 and an additional impairment test was completed as of December 31, 2012 as a result of the anticipated sale of this business unit. No write-down of goodwill resulted for the year ended December 31, 2012. Retirement Plans passed step one of the goodwill impairment tests with a margin of less than 10% between fair value and book value of the reporting unit as of both dates. The fair value of the Retirement Plans reporting unit as of October 31, 2012 and December 31, 2012 was based on a negotiated transaction price.
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill in the first and second quarters of 2012. In the third quarter of 2012, the Individual Life reporting unit failed the goodwill impairment test as the carrying amount of the Individual Life reporting unit's goodwill exceeded the implied goodwill value. Accordingly, an impairment loss of $342 was recognized, representing the carrying value of the reporting unit's goodwill. The goodwill impairment loss is included in reinsurance loss on disposition in the Company's Consolidated Statements of Operations. The fair value of the Individual Life reporting unit as of September 30, 2012 was based on a negotiated transaction price.
The annual goodwill assessment for the Mutual Funds and Consumer Markets reporting units and the Group Benefits reporting unit within Corporate was completed as of October 31, 2012, which resulted in no write-downs of goodwill for the year ended December 31, 2012. The reporting units passed the first step of their annual impairment test with a significant margin with the exception of the Group Benefits reporting unit. Group Benefits passed the first step of its annual impairment test with less than a 10% margin. The fair value of the Group Benefits reporting unit is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the result of step one in future periods if assumptions change about the level of economic capital, future business growth, earnings projections or the weighted average cost of capital.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
9. Goodwill and Other Intangible Assets (continued)

Year ended December 31, 2011
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
The Company completed its annual goodwill assessment for Mutual Funds, Individual Life, Retirement Plans and Group Benefits, including the goodwill within Corporate, on January 1, 2011 and October 31, 2011, which resulted in no impairment of goodwill. In both tests, the reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Individual Life reporting unit at the January 1, 2011 test. The Individual Life reporting unit had a margin of less than 10% between fair value and book value on January 1, 2011. As of the October 31, 2011 impairment test, the Individual Life reporting unit had a fair value in excess of book value of approximately 15%, a modest improvement from January 1, 2011 results due to improving cost of capital.
Year ended December 31, 2010
The annual goodwill assessment for the reporting units within Property & Casualty Commercial and Consumer Markets was completed on October 1, 2010, which resulted in no write-downs of goodwill for the year ended December 31, 2010.
The Company completed its annual goodwill assessment for Mutual Funds, Individual Life, Retirement Plans and Group Benefits, including the goodwill within Corporate, on January 1, 2010, which resulted in no write-downs of goodwill in 2010. The reporting units passed the first step of their annual impairment tests with a significant margin with the exception of the Retirement Plans and Individual Life reporting units.
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
The Company completed its annual goodwill assessment for the FTC reporting unit within Corporate on June 30, 2010. Downward pressure on valuations in general and depressed prices in the banking sector in particular resulted in very few unassisted bank deals taking place. Thus, the Company’s annual assessment resulted in an impairment charge of $153, pre-tax which is recorded in discontinued operations.
Other Intangible Assets
Activity in acquired intangible assets that are subject to amortization is as follows:

	For the years ended December 31,
	2012	2011	2010
Gross carrying amount, beginning of period	$89	$89	$90
Accumulated net amortization	34	25	18
Net carrying amount, beginning of period	55	64	72
Acquisition of business	—	—	(1)
Amortization, net of the accretion of interest	(6)	(9)	(7)
Net carrying amount, end of period [1]	49	55	64
Accumulated net amortization	40	34	25
Gross carrying amount, end of period	$89	$89	$89
[1] Includes $11 for the Retirement Plans reporting unit. For further information, see Note 2 - Business Dispositions of the Notes to Consolidated
Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
9. Goodwill and Other Intangible Assets (continued)

For the years ended December 31, 2012, 2011 and 2010, the Company did not capitalize any costs to extend or renew the term of a recognized intangible asset. As of December 31, 2012, the weighted average amortization period was 13 years for total acquired intangible assets. Net amortization expense for other intangibles is expected to be approximately $6 in each of the succeeding five years.
Net amortization expense for other intangible assets is included in other insurance operating and other expenses in the Consolidated Statement of Operations. Acquired intangible assets primarily consist of distribution agreements and servicing intangibles, and are included in other assets in the Consolidated Balance Sheets. With the exception of goodwill, the Company has no intangible assets with indefinite useful lives. For a discussion of present value of future profits that continue to be subject to amortization and aggregate amortization expense, see Note 8.
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	210	133	113
Paid	(185)	(189)	—
Unlock	(211)	(155)	22
Currency translation adjustment	—	(103)	—
Liability balance as of December 31, 2012	$918	$661	$363
Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	121	9	(1)
Paid	(121)	(27)	—
Unlock	(116)	18	—
Currency translation adjustment	—	(4)	—
Reinsurance recoverable asset, as of December 31, 2012	$608	$36	$21

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2011	$1,053	$696	$113
Incurred	220	122	53
Paid	(222)	(165)	—
Unlock	53	287	62
Currency translation adjustment	—	35	—
Liability balance as of December 31, 2011	$1,104	$975	$228
Reinsurance recoverable asset, as of January 1, 2011	$686	$36	$30
Incurred	128	18	(8)
Paid	(143)	(30)	—
Unlock	53	15	—
Currency translation adjustment	—	1	—
Reinsurance recoverable asset, as of December 31, 2011	$724	$40	$22

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

The following table provides details concerning GMDB and GMIB exposure as of December 31, 2012:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$19,509	$3,973	$783	69
With 5% rollup [2]	1,517	379	115	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,990	582	80	66
With 5% rollup & EPB	561	127	28	69
Total MAV	26,577	5,061	1,006
Asset Protection Benefit (“APB”) [4]	20,008	1,069	701	67
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	1,063	33	33	65
Reset [6] (5-7 years)	3,098	140	138	69
Return of Premium (“ROP”) [7]/Other	21,807	327	310	66
Subtotal U.S. GMDB	72,553	6,630	2,188	67
Less: General Account Value with U.S. GMDB	7,405
Subtotal Separate Account Liabilities with GMDB	65,148
Separate Account Liabilities without U.S. GMDB	76,421
Total Separate Account Liabilities	$141,569
Japan GMDB [9], [11]	$27,716	$5,736	$4,831	70
Japan GMIB [9], [11]	$25,960	$3,316	$3,316	70

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years. The GRB related to the Japan GMIB was $28.6 billion and $34.1 billion as of December 31, 2012 and December 31, 2011, respectively. The GRB related to the Japan GMAB and GMWB was $578 as of December 31, 2012 and $701 as of December 31, 2011. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2012, 55% of the GMDB RNAR and 73% of the GMIB NAR is reinsured to a Hartford affiliate, as a result, the effects of the reinsurance are not reflected in this disclosure.

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2012	As of December 31, 2011
Equity securities (including mutual funds)	$58,208	$61,472
Cash and cash equivalents	6,940	7,516
Total	$65,148	$68,988
As of December 31, 2012 and December 31, 2011, approximately 16% and 17%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 84% and 83%, respectively, were invested in equity securities through these funds.
See Note 5 for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

11. Sales Inducements
The Company offered enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Unlock, the Company unlocks the amortization of the sales inducement asset. See Note 8 for more information concerning the Unlock.
Changes in sales inducement activity are as follows:

	For the years ended December 31,
	2012	2011	2010
Balance, beginning of period	$434	$459	$438
Sales inducements deferred	7	20	31
Amortization — Unlock	(82)	(28)	(2)
Amortization charged to income	(34)	(17)	(8)
Balance, end of period	$325	$434	$459
12. Reserve for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Property and Casualty Insurance Products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2012	2011	2010
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,550	$21,025	$21,651
Reinsurance and other recoverables	3,033	3,077	3,441
Beginning liabilities for unpaid losses and loss adjustment expenses, net	18,517	17,948	18,210
Add provision for unpaid losses and loss adjustment expenses
Current year	7,274	7,420	6,768
Prior years	(4)	367	(196)
Total provision for unpaid losses and loss adjustment expenses	7,270	7,787	6,572
Less payments
Current year	2,882	3,181	2,952
Prior years	4,216	4,037	3,882
Total payments	7,098	7,218	6,834
Ending liabilities for unpaid losses and loss adjustment expenses, net	18,689	18,517	17,948
Reinsurance and other recoverables	3,027	3,033	3,077
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,716	$21,550	$21,025
As of December 31, 2012 and 2011, property and casualty insurance products reserves were discounted by a total of $538 and $542, respectively. The current accident year benefit from discounting property and casualty insurance products reserves was $48 in 2012, $58 in 2011 and $46 in 2010. The slight reduction in discount benefit in 2012 as compared to 2011 is due to a continued reduction in the discount rate, reflecting a lower risk-free rate of return over this period. The growth in discounting benefit in 2011 as compared to 2010 was due to growth in the workers' compensation line of business, tempered by a reduction in the discount rate, reflecting a lower risk-free rate of return over this period. Accretion of discounts for prior accident years totaled $52 in 2012, $38 in 2011, and $26 in 2010. For annuities issued by the Company to fund certain workers’ compensation indemnity payments where the claimant has not released the Company of its obligation, the Company has recorded annuity obligations totaling $834 as of December 31, 2012 and $867 as of December 31, 2011.
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2012 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations, financial condition and liquidity. For a further discussion, see Note 13.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
12. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

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
The following table presents (favorable) unfavorable prior accident years reserve development:

	For the years ended December 31,
	2012	2011	2010
Auto liability	$(25)	$(97)	$(169)
Homeowners	(32)	(1)	23
Professional liability	40	29	(88)
Package business	(20)	(76)	(19)
Workers’ compensation	78	171	(70)
General liability	(87)	(40)	(108)
Fidelity and surety	(9)	(7)	(5)
Commercial property	(8)	(4)	(16)
Net asbestos reserves	48	294	189
Net environmental reserves	10	26	67
All other non-A&E	—	—	11
Uncollectible reinsurance	—	—	(30)
Change in workers' compensation discount, including accretion	52	38	26
Catastrophes	(66)	37	11
Other reserve re-estimates, net	$15	$(3)	$(18)
Total prior accident years development	$(4)	$367	$(196)
Net favorable reserve development in 2012 primarily included the following:

•	a release of general liability reserves, for accident years 2006 to 2008;

•	a release of catastrophes, primarily related to the 2001 World Trade Center worker's compensation claims;

•	partially offset by a strengthening of reserves for workers’ compensation reserves, for accident years 2009 to 2011; and

•	also offset by a strengthening of asbestos and environmental reserves.
Net unfavorable reserve development in 2011 primarily included the following:

•	a strengthening of reserves for workers’ compensation reserves, for accident years 2008 to 2010;

•	a strengthening of asbestos and environmental reserves;

•	partially offset by a release of auto liability claims for accident years 2006 to 2010; and

•	also offset by a release of package business liability coverages in accident years 2005 to 2009.
Net favorable reserve development in 2010 primarily included the following:

•	a release of reserves for auto liability, claims, for accident years 2002 to 2009;

•	a release of reserves for professional liability claims, for accident years 2004 to 2008;

•	a release of general liability claims, primarily related to accident years 2005 to 2008;

•	a release of workers’ compensation reserves related to accident years 2006 and 2007; and

•	partially offset by a strengthening of asbestos and environmental reserves.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
12. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

Life Insurance Products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities, primarily from group disability products, for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2012	2011	2010
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$6,547	$6,388	$6,131
Reinsurance recoverables	233	209	213
Beginning liabilities for unpaid losses and loss adjustment expenses, net	6,314	6,179	5,918
Add provision for unpaid losses and loss adjustment expenses
Current year	2,989	3,196	3,260
Prior years	52	98	70
Total provision for unpaid losses and loss adjustment expenses	3,041	3,294	3,330
Less payments
Current year	1,460	1,524	1,552
Prior years	1,600	1,635	1,517
Total payments	3,060	3,159	3,069
Ending liabilities for unpaid losses and loss adjustment expenses, net	6,295	6,314	6,179
Reinsurance recoverables	252	233	209
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$6,547	$6,547	$6,388
The decrease in the provision for unpaid losses and loss adjustment expenses is due to favorable claim terminations, particularly on long-term disability and group life.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is as follows:

	2012	2011
Group life term, disability and accident unpaid losses and loss adjustment expenses	$6,547	$6,547
Group life other unpaid losses and loss adjustment expenses	206	213
Individual life unpaid losses and loss adjustment expenses	173	134
Future policy benefits	12,350	12,572
Future policy benefits and unpaid losses and loss adjustment expenses	$19,276	$19,466

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

13. Commitments and Contingencies
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

The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters described below, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, life and inland marine; improper sales practices in connection with the sale of life insurance and other investment products; and improper fee arrangements in connection with investment products. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company's results of operations or cash flows in particular quarterly or annual periods.

Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company's experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no discovery having been taken and no substantive legal decisions by the court defining the scope of the potentially available damages. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.

Mutual Funds Litigation - In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. HIFSCO disputes the allegations and intends to defend vigorously.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
13. Commitments and Contingencies (continued)

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
As of December 31, 2012 and December 31, 2011, the Company reported $1.8 billion and $1.9 billion of net asbestos reserves and $297 and $328 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results, financial condition, and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
13. Commitments and Contingencies (continued)

Lease Commitments
The total rental expense on operating leases was $105, $122, and $132 in 2012, 2011, and 2010, respectively, which excludes sublease rental income of $6, $13, and $4 in 2012, 2011 and 2010, respectively.
Future minimum lease commitments as of December 31, 2012 are as follows:

Operating Leases
2013	$61
2014	45
2015	37
2016	30
2017	21
Thereafter	43
Total minimum lease payments [1]	$237

[1]	Excludes expected future minimum sublease income of approximately $4 and $2 in 2013 and 2014, respectively.
The Company’s lease commitments consist primarily of lease agreements for office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. Capital lease assets are included in property and equipment.
Unfunded Commitments
As of December 31, 2012, the Company has outstanding commitments totaling $598, of which $562 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period (on average 2 to 4 years) to fund the purchase of new investments and partnership expenses. Once the commitment period expires, the Company is under no obligation to fund the remaining unfunded commitment but may elect to do so. Additionally, $30 is largely related to commercial whole loans expected to fund in the first half of 2013. The remaining outstanding commitments are related to various funding obligations associated with private placement securities. These have a commitment period of one month to one year.
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
The Hartford accounts for guaranty fund and other related assessments in accordance with Accounting Standards Codification 405-30, “Insurance-Related Assessments.” Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2012 and 2011, the liability balance was $160 and $145 respectively. As of December 31, 2012 and 2011, $34 and $31 related to premium tax offsets were included in other assets. In 2011, The Company recognized $22 for expected assessments related to the Executive Life Insurance Company of New York ("ELNY") insolvency.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
13. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties; it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2012, is $643. Of this $643 the legal entities have posted collateral of $589 in the normal course of business. Based on derivative market values as of December 31, 2012, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $37 to be posted as collateral. Based on derivative market values as of December 31, 2012, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $57 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers in seven derivative counterparty relationships were impacted. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete. Accordingly, the Company does not expect the current hedging programs to be adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of December 31, 2012, the notional amount and fair value related to these counterparties is $18.8 billion and $331, respectively. These counterparties have the right to terminate these relationships and would have to settle the outstanding derivatives prior to exercising their termination right. Accordingly, as of December 31, 2012 five of these counterparties combined would owe the Company the derivatives fair value of $375 and the Company would owe two counterparties combined $44. Of this $44, the legal entities have posted collateral of $33 in the normal course of business. The counterparties have not exercised this termination right. The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $133, for which the Company has a contractual right to make a collateral payment in the amount of approximately $45 to prevent its termination.
14. Income Taxes
Income (loss) from continuing operations before income taxes included income (loss) from domestic operations of $(1,305), $481 and $1,998 for 2012, 2011 and 2010, and income (loss) from foreign operations of $778, $(180) and $274 for 2012, 2011 and 2010. Substantially all of the income (loss) from foreign operations is earned by a Japanese subsidiary.
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2012	2011	2010
Income Tax Expense (Benefit)
Current - U.S. Federal	$20	$(495)	$106
- International	6	22	69
Total current	26	(473)	175
Deferred - U.S. Federal Excluding NOL Carryforward	(377)	921	93
- Net Operating Loss Carryforward	(301)	(652)	1
- International	158	(121)	303
Total deferred	(520)	148	397
Total income tax expense (benefit)	$(494)	$(325)	$572

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

Deferred tax assets (liabilities) include the following:

	As of December 31,
Deferred Tax Assets	2012	2011
Tax discount on loss reserves	$621	$632
Tax basis deferred policy acquisition costs	481	528
Unearned premium reserve and other underwriting related reserves	414	421
Investment-related items	1,525	1,159
Insurance product derivatives	454	913
Employee benefits	599	523
Minimum tax credit	860	868
Net operating loss carryover	1,007	736
Foreign tax credit carryover	149	132
Capital loss carryover	5	—
Other	118	16
Total Deferred Tax Assets	6,233	5,928
Valuation Allowance	(58)	(83)
Deferred Tax Assets, Net of Valuation Allowance	6,175	5,845
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,694)	(2,361)
Net unrealized gains on investments	(2,396)	(1,210)
Other depreciable & amortizable assets	(143)	(104)
Other	—	(39)
Total Deferred Tax Liabilities	(4,233)	(3,714)
Net Deferred Tax Asset	$1,942	$2,131
As of December 31, 2012 and 2011, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $2,946 and $2,194, respectively, consisting of U.S. losses of $2,725 and $1,880, respectively, and foreign losses of $221 and $314. The U.S. losses expire from 2013-2032 and the foreign losses have no expiration.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance, relating mostly to foreign net operating losses, was $58, as of December 31, 2012 and $83 as of December 31, 2011. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset. Based on the availability of additional tax planning strategies identified in the second quarter of 2011, the Company released $86, or 100% of the valuation allowance associated with realized capital losses. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
Included in Other Liabilities in the Consolidated Balance Sheets at December 31, 2012 and 2011 are net deferred tax liabilities related to Japan of $376 and $352, respectively.  The December 31, 2012 net deferred tax liability is comprised of a gross deferred tax asset of $274 related to tax discount on loss reserves and a gross deferred tax liability of $650, comprised primarily of $331 for deferred policy acquisition costs and $197 for foreign currency translation adjustments.  The December 31, 2011 net deferred tax liability is comprised of a gross deferred tax asset of $270 related to tax discount on loss reserves and a gross deferred tax liability of $622, comprised primarily of $370 for deferred policy acquisition costs and $346 for foreign currency translation adjustments.  The gross and net deferred tax assets and liabilities related to other foreign tax jurisdictions, other than Japan, is not significant.
As of December 31, 2012 the Company had a current income tax receivable of $19, of which $1 was related to Japan and due from a foreign jurisdiction. As of December 31, 2011 the company had a current income tax payable of $459, of which $46 was related to Japan and payable to a foreign jurisdiction.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
14. Income Tax (continued)

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude by the end of 2013, with no material impact on the consolidated financial condition or results of operations. The 2010-2011 audit commenced in the 4th quarter of 2012 and is expected to conclude by the end of 2014. In addition, in the second quarter of 2011 the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of the dividends-received deduction (“DRD”) for years 1998, 2000 and 2001. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company’s unrecognized tax benefits were unchanged during 2012 and 2011, remaining at $48 as of December 31, 2012, 2011 and 2010. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Company classifies interest and penalties (if applicable) as income tax expense in the financial statements. The Company recognized interest income (expense) of $0, $5, and $(2) during the years ended December 31, 2012, 2011and 2010, respectively. The Company had approximately $1 and $6 of interest receivable accrued at December 31, 2012 and 2011, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2012	2011	2010
Tax provision (benefit) at U.S. Federal statutory rate	$(184)	$105	$795
Tax-exempt interest	(141)	(148)	(152)
Dividends received deduction	(145)	(206)	(154)
Valuation allowance	(25)	(82)	78
Other	1	6	5
Provision (benefit) for income taxes	$(494)	$(325)	$572

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

15. Debt
The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) or Hartford Life, Inc. (“HLI”), an indirect wholly owned subsidiary, and are unsecured obligations of HFSG Holding Company or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for the repayment of approximately $1.0 billion of debt including repayment of $320 of 4.625% senior notes due in July 2013 and $200 of 4.75% senior notes due in March 2014.
Debt is carried net of discount. Short-term and long-term debt by issuance are as follows:

	As of December 31,
	2012	2011
Short-Term Debt
4.625% Notes, due 2013	$320	$—
Long-Term Debt
Senior Notes and Debentures
4.625% Notes, due 2013	—	320
4.75% Notes, due 2014	200	200
4.0% Notes, due 2015	300	300
7.3% Notes, due 2015	200	200
5.5% Notes, due 2016	300	300
5.375% Notes, due 2017	499	499
4.0% Notes, due 2017	325	—
6.3% Notes, due 2018	500	500
6.0% Notes, due 2019	500	500
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	796	—
7.65% Notes, due 2027	149	149
7.375% Notes, due 2031	92	92
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	299	299
6.1% Notes, due 2041	325	325
6.625% Notes, due 2042	424	—
Total Senior Notes and Debentures	5,706	4,481
Junior Subordinated Debentures
7.875% Notes, due 2042	600	—
8.125% Notes, due 2068	500	500
10.0% Notes, due 2068	—	1,235
Total Junior Subordinated Debentures	1,100	1,735
Total Long-Term Debt	$6,806	$6,216
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the 10.0% junior subordinated debentures due 2068 was 15.3%. The effective interest rate on the remaining notes does not differ materially from the stated rate.
Interest Expense
Interest expense incurred is as follows:

	For the years ended December 31,
	2012	2011	2010
Long-term debt	$457	$508	$508
Total interest expense	$457	$508	$508

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
15. Debt (continued)

Collateralized Advances
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2012, HLIC had no advances outstanding under the FHLBB facility.
Senior Notes
On April 5, 2012, the Company issued $1.55 billion aggregate principal amount of senior notes. The issuance consisted of $325 of 4% senior notes due 2017, $800 of 5.125% senior notes due 2022 and $425 of 6.625% senior notes due 2042 (collectively, the “Senior Notes”) for net proceeds of approximately $1.5 billion, after deducting underwriting discounts and offering expenses. The Senior Notes bear interest at their respective rate, payable semi-annually in arrears on April 15 and October 15 of each year, and began on October 15, 2012.
Junior Subordinated Debentures
On April 17, 2012, the Company (i) repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz SE (“Allianz”) (the “10% Debentures”) for $2.125 billion (plus a payment by the Company of unpaid interest on the 10% Debentures) and (ii) settled the repurchase of the Series B and Series C warrants held by Allianz to purchase shares of the Company’s common stock, see Note 16. In addition, the 10% Debentures replacement capital covenant (the “10% Debentures RCC”) was terminated on April 12, 2012 with the consent of the holders of a majority in aggregate principal amount of the Company’s outstanding 6.1% senior notes due 2041. Upon closing, the Company recognized a loss on extinguishment in the second quarter of 2012 of $587, after-tax, representing the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction. On April 5, 2012, the Company issued $600 aggregate principal amount of 7.875% fixed-to-floating rate junior subordinated debentures due 2042 (the “Debentures”) for net proceeds of approximately $586, after deducting underwriting discounts and offering expenses. The Company financed the repurchase of the 10% Debentures through the issuance of the Senior Notes and the Debentures.
The Debentures bear interest from the date of issuance to but excluding April 15, 2022 at an annual rate of 7.875%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year to and including April 15, 2022. Commencing on April 15, 2022 the Debentures bear interest at an annual rate equal to three-month LIBOR, reset quarterly, plus 5.596%, payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, commencing on July 15, 2022. The Company has the right, on one or more occasions, to defer the payment of interest on the Debentures. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the Debentures. If the Company defers interest payments on the Debentures, the Company generally may not make payments on or redeem or purchase any shares of its capital stock or any of its debt securities or guarantees that rank upon liquidation, dissolution or winding up equally with or junior to the Debentures, subject to certain limited exceptions.
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
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
15. Debt (continued)

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
Long-Term Debt Maturities
Long-term debt maturities as of December 31, 2012 are summarized as follows:

2013	$320
2014	200
2015	500
2016	300
2017	825
Thereafter	5,075
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2012, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
The table below details the Company’s short-term debt programs and the applicable balances outstanding.

	Effective Date	Expiration Date	Maximum Available December 31,		Outstanding December 31,
Description			2012	2011	2012	2011
Commercial Paper
The Hartford	11/10/1986	N/A	$2,000	$2,000	$—	$—
Revolving Credit Facility
4-year revolving credit facility	1/6/2012	1/6/2016	1,750	—	—	—
5-year revolving credit facility [1]	8/9/2007	8/9/2012	—	1,900	—	—
Total Commercial Paper and Revolving Credit Facility			$3,750	$3,900	$—	$—
[1] Terminated in January 2012.
While the Company’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2012, the Company has no commercial paper outstanding.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
15. Debt (continued)

In January 2012, the Company entered into a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of December 31, 2012, the Company was in compliance with all financial covenants under the Credit Facility.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $60, or ¥5 billion, and individually have expiration dates of September 30, 2013 and January 6, 2014.
Consumer Notes
The Company issued consumer notes through its Retail Investor Notes Program prior to 2009. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate, notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy. As of December 31, 2012, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2012 rates, either consumer price index plus 100 to 260 basis points, or indexed to the S&P 500, Dow Jones Industrials, foreign currency, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $78 in 2013, $13 in 2014, $30 in 2015, $18 in 2016, $12 in 2017 and $8 thereafter. For 2012, 2011 and 2010, interest credited to holders of consumer notes was $10, $15, and $25, respectively.
16. Equity
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
The declaration of a quarterly common stock dividend in the first quarter of 2012 triggered a provision in The Hartford's Fixed Conversion Rate Agreement resulting in an adjustment to the minimum conversion rate to 29.8831 from 29.536 shares and the maximum conversion rate to 36.4596 from 36.036 shares of Common Stock per share of Series F Preferred Stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
16. Equity (continued)

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
The discretionary equity issuance program that the Company announced on June12, 2009 triggered an anti-dilution provision in the investment agreement with Allianz, which resulted in an adjustment of the warrant exercise price to $25.25 from 25.32 and to the number of shares that may be purchased to 69,314,987 from 69,115,324. The exercise price under the warrants is subject to adjustment in certain circumstances.
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
On March 30, 2012 the Company repurchased all of the outstanding Series B and Series C warrants held by Allianz for $300. These warrants authorized Allianz to purchase 69,351,806 shares of the Company’s common stock at an exercise price of $25.23 per share. The repurchase was settled on April 17, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
16. Equity (continued)

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
The individual fair values were then used to record the Preferred Stock and associated warrants on a relative fair value basis of $2.9 billion and $480, respectively. The warrants of $480 were recorded to additional paid-in capital as permanent equity. The preferred stock amount was recorded at the liquidation value of $1,000 per share or $3.4 billion , net of discount of $480. The discount was amortized from the date of issuance, using the effective yield method and recorded as a direct reduction to retained earnings and deducted from income available to common stockholders in the calculation of earnings per share. The amortization of discount totaled $40 for the year ended December 31, 2009.
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
Subsequently, the declaration of common stock dividends of $0.40 per share during each of the years ended December 31, 2012 and 2011 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, resulting in adjustments to the warrant exercise price. The warrant exercise price was $9.599 and $9.699 at December 31, 2012 and 2011, respectively.
Stock Repurchase Program
During the year ended December 31, 2012, the Company completed a $500 equity repurchase program authorized on July 27, 2011 by the Board of Directors that permitted for purchases of common stock, as well as warrants and other derivative securities. In addition to repurchases that occurred in 2011, the repurchases in 2012 included 8.0 million common shares for $149, and the repurchase of all outstanding Series B and Series C warrants held by Allianz for $300.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for a $500 equity repurchase program to be completed by December 31, 2014.
Noncontrolling Interests
Noncontrolling interest includes VIEs in which the Company has concluded that it is the primary beneficiary, see Note 6 for further discussion of the Company’s involvement in VIEs, and general account mutual funds where the Company holds the majority interest due to seed money investments.
In 2010, the Company recognized the noncontrolling interest in these entities in other liabilities since these entities represent investment vehicles whereby the noncontrolling interests may redeem these investments at any time.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
16. Equity (continued)

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
The statutory net income (loss) and surplus was as follows:

	For the years ended December 31,
Statutory Net Income (Loss)	2012	2011	2010
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$592	$(1,272)	$(140)
Property and casualty insurance subsidiaries	883	514	1,477
Total	$1,475	$(758)	$1,337

	As of December 31,
Statutory Surplus	2012	2011
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$6,410	$7,388
Property and casualty insurance subsidiaries	7,645	7,412
Total	$14,055	$14,800
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.1 billion and $1.3 billion, as of December 31, 2012 and 2011, respectively.
Regulatory Capital Requirements
The Hartford's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). All of The Hartford's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which The Hartford operates generally establish minimum solvency requirements for insurance companies. All of The Hartford's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
16. Equity (continued)

Dividend Restrictions
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2013 without prior approval from the applicable insurance commissioner. The life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $577 in 2013. However, because the life insurance subsidiaries' earned surplus is negative as of December 31, 2012, the life insurance subsidiaries will not be permitted to pay any dividends in 2013 without prior approval from the Connecticut Insurance Commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. In 2013, HFSG Holding Company anticipates receiving approximately $800 in dividends from its property-casualty insurance subsidiaries, net of dividends to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company, and no regular dividends from the life insurance subsidiaries. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. In 2012, HFSG Holding Company and HLI received no dividends from the life insurance subsidiaries, and HFSG Holding Company received $1.0 billion in dividends from its property-casualty insurance subsidiaries. The amount received from its property-casualty insurance subsidiaries included $156 related to funding interest payments on an intercompany note between Hartford Holdings Inc. and Hartford Fire Insurance Company and $841 used in conjunction with other resources at the HFSG Holding Company principally to fund dividends, interest, capital contributions to subsidiaries and debt maturities.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $24 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

17. Accumulated Other Comprehensive Income (Loss), Net of Tax
The components of AOCI were as follows:

	Unrealized Gain (Loss) on Securities	Net Gain on Cash-Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustment	Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2012
Balance, beginning of year	$1,412	$516	$574	$(1,251)	$1,251
Unrealized gain on securities [1] [2]	1,907	—	—	—	1,907
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	52	—	—	—	52
Change in net gain on cash-flow hedging instruments [1] [3]	—	(88)	—	—	(88)
Change in foreign currency translation adjustments [1]	—	—	(168)	—	(168)
Change in pension and other postretirement plan adjustment [1]	—	—	—	(111)	(111)
Balance, end of year	$3,371	$428	$406	$(1,362)	$2,843
For the year ended December 31, 2011
Balance, beginning of year	$(664)	$385	$467	$(1,178)	$(990)
Unrealized gain on securities [1] [2]	2,067	—	—	—	2,067
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	9	—	—	—	9
Cumulative effect of accounting change	—	—	—	—	—
Change in net gain on cash-flow hedging instruments [1] [3]	—	131	—	—	131
Change in foreign currency translation adjustments [1]	—	—	107	—	107
Change in pension and other postretirement plan adjustment [1]	—	—	—	(73)	(73)
Balance, end of year	$1,412	$516	$574	$(1,251)	$1,251
For the year ended December 31, 2010
Balance, beginning of year	$(2,866)	$257	$192	$(1,055)	$(3,472)
Unrealized gain on securities [1] [2]	1,889	—	—	—	1,889
Change in other-than-temporary impairment losses recognized in other comprehensive income [1]	116	—	—	—	116
Cumulative effect of accounting change	197	—	—	—	197
Change in net gain on cash-flow hedging instruments [1] [3]	—	128	—	—	128
Change in foreign currency translation adjustments [1]	—	—	275	—	275
Change in pension and other postretirement plan adjustment [1]	—	—	—	(123)	(123)
Balance, end of year	$(664)	$385	$467	$(1,178)	$(990)

[1]
Included in the unrealized gain (loss) balance as of December 31, 2012, 2011 and 2010 was net unrealized gains (losses) credited to policyholders of $(20), $(65), and $(87), respectively. Included in the AOCI components were the following:

•	Unrealized gain (loss) on securities is net of tax and deferred acquisition costs of $1,600, $1,126, and $3,407, for the years ended December 31, 2012, 2011 and 2010 , respectively.

•
Change in other-than-temporary impairment losses recognized in other comprehensive income is net of changes in the fair value of non-credit impaired securities of $147, $112 and $647 for the years ended December 31, 2012, 2011 and 2010, respectively, and net of tax and deferred acquisition costs of $(55), $(14) and $(113) for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Net gain (loss) on cash-flow hedging instruments is net of tax of $(47), $71, and $69 for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Changes in foreign currency translation adjustments are net of tax of $(90), $58 and $148 for the years ended December 31, 2012, 2011 and 2010, respectively.

•	Change in pension and other postretirement plan adjustment is net of tax of $(60), $(39), and $(66) for the years ended December 31, 2012, 2011 and 2010, respectively.

[2]	Net of reclassification adjustment for gains (losses) realized in net income of $57, $88, and $(78) for the years ended for the years ended December 31, 2012, 2011 and 2010, respectively.

[3]	Net of amortization adjustment of $139, $125, and $94 to net investment income for the years ended December 31, 2012, 2011 and 2010, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

18. Employee Benefit Plans
The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension (the “Plan”) that covers substantially all U.S. employees hired prior to January 1, 2013. Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the “cash balance formula”. The Company began using the cash balance formula to calculate future pension benefits for services rendered on or after January 1, 2009 for all employees hired before January 1, 2001. These amounts are in addition to amounts earned by those employees through December 31, 2008 under the traditional final average pay formula.
The Company also maintains non-qualified pension plans to accrue retirement benefits in excess of Internal Revenue Code limitations.
Effective December 31, 2012, the Company amended the Plan to freeze participation and benefit accruals. As a result, employees will not accrue further benefits under the cash balance formula of the plan, although interest will continue to accrue to existing account balances. Compensation earned by employees up to December 31, 2012 will be used for purposes of calculating benefits under the Plan but there will be no future benefit accruals after that date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The freeze also applies to The Hartford Excess Pension Plan II, the Company's non-qualified excess benefit plan for certain highly compensated employees, effective December 31, 2012. The Company announced these changes in April 2012.
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
The Company also amended its postretirement medical, dental and life insurance coverage plans for all current employees to no longer provide subsidized coverage for current employees who retire on or after January 1, 2014. The Company announced these changes in April 2012.
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 4.00% and 3.50% were the appropriate discount rates as of December 31, 2012 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 4.00% and 3.50% discount rates will also be used to determine the Company’s 2013 pension and other postretirement expense, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management reduced the long-term rate of return assumption to 7.10% to determine the Company's 2013 expense. Management maintained the long-term rate of return assumption at 7.30% as of December 31, 2012.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized as of December 31, 2012 and 2011 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.00%	4.75%	3.50%	4.50%
Rate of increase in compensation levels	3.75%	3.75%	N/A	N/A

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s pension plans were as follows:

	For the years ended December 31,
	2012	2011	2010
Discount rate	4.50%	5.50%	6.00%
Expected long-term rate of return on plan assets	7.30%	7.30%	7.30%
Rate of increase in compensation levels	3.75%	4.00%	4.00%
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s other postretirement plans were as follows:

	For the years ended December 31,
	2012	2011	2010
Discount rate	4.00%	5.25%	5.75%
Expected long-term rate of return on plan assets	7.30%	7.30%	7.30%
Assumed health care cost trend rates were as follows:

	As of December 31,
	2012	2011	2010
Pre-65 health care cost trend rate	8.45%	8.95%	9.70%
Post-65 health care cost trend rate	6.15%	7.75%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019	2018
A one-percentage point change in assumed health care cost trend rates would have an insignificant effect on the amounts reported for other postretirement plans.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2012 and 2011. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.
In addition to the discount rate change, the Company’s benefit obligation also increased due to the use of an updated mortality table.

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2012	2011	2012	2011
Benefit obligation — beginning of year	$5,465	$4,795	$424	$408
Service cost (excluding expenses)	92	102	2	5
Interest cost	250	259	14	20
Plan participants’ contributions	—	—	20	18
Actuarial loss (gain)	28	43	1	(15)
Settlements	(3)	—	—	—
Curtailment gain due to plan freeze	(42)	—	(116)	—
Change in assumptions	545	497	19	37
Benefits paid	(256)	(230)	(54)	(52)
Retiree drug subsidy	—	—	3	3
Foreign exchange adjustment	1	(1)	—	—
Benefit obligation — end of year	$6,080	$5,465	$313	$424

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2012	2011	2012	2011
Fair value of plan assets — beginning of year	$4,513	$3,922	$203	$190
Actual return on plan assets	381	613	17	13
Employer contributions	201	201	—	—
Benefits paid	(230)	(210)	—	—
Expenses paid	(13)	(12)	—	—
Settlements	(3)	—	—	—
Foreign exchange adjustment	1	(1)	—	—
Fair value of plan assets — end of year	$4,850	$4,513	$220	$203
Funded status — end of year	$(1,230)	$(952)	$(93)	$(221)
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $116 and $109 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2012 and 2011, respectively. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,966 and $4,622 as of December 31, 2012 and 2011, respectively, and the funded status of pension benefits would have been $(1,114) and $(843) as of December 31, 2012 and 2011, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $6,079 and $5,413 as of December 31, 2012 and 2011, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets.

	As of December 31,
	2012	2011
Projected benefit obligation	$6,080	$5,441
Accumulated benefit obligation	6,079	5,394
Fair value of plan assets	4,850	4,492
Amounts recognized in the Consolidated Balance Sheets as of December 31 consist of:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Other assets	$—	$—	$—	$—
Other liabilities	1,230	952	93	221
Total	$1,230	$952	$93	$221

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

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
Total net periodic benefit cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$92	$102	$102	$2	$5	$7
Interest cost	250	259	252	14	20	22
Expected return on plan assets	(312)	(298)	(286)	(14)	(14)	(13)
Amortization of prior service credit	(9)	(9)	(9)	(4)	(1)	(1)
Amortization of actuarial loss	231	159	107	1	—	—
Settlements	1	—	20	—	—	—
Curtailment gain due to plan freeze	(11)	—	—	(1)	—	—
Net periodic benefit cost	$242	$213	$186	$(2)	$10	$15
Amounts recognized in other comprehensive income (loss) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Amortization of actuarial loss	$(231)	$(159)	$(1)	$—
Settlement loss	(1)	—	—	—
Amortization of prior service credit	21	9	(111)	1
Net loss arising during the year	477	237	18	24
Total	$266	$87	$(94)	$25
Amounts in accumulated other comprehensive income (loss) on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Net loss	$2,175	$1,930	$58	$39
Prior service credit	—	(21)	(110)	1
Transition obligation	—	—	—	2
Total	$2,175	$1,909	$(52)	$42
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2013 is $57. The estimated prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2013 is $(7). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is an insignificant amount.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

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
The Company’s pension plan and other postretirement benefit plans’ target allocation by asset category is presented in the table below.

		Target Asset Allocation
	Pension Plans		Other Postretirement Plans
	(minimum)	(maximum)	(minimum)	(maximum)
Equity securities	10%	32%	15%	35%
Fixed income securities	50%	70%	65%	85%
Alternative assets	10%	25%	—%	—%
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
The Company’s pension plan and other postretirement benefit plans’ weighted average asset allocation at December 31, 2012 and 2011 is presented in the table below.

	Percentage of Pension Plans Assets At Fair Value as of December 31,		Percentage of Other Postretirement Plans Assets at Fair Value as of December 31,
	2012	2011	2012	2011
Equity securities	20%	20%	23%	22%
Fixed income securities	60%	62%	77%	78%
Alternative Assets	20%	18%	—%	—%
Total	100%	100%	100%	100%
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
Investment Valuation
For further discussion on the valuation of investments, see Note 5.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

Pension Plan Assets
The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$2	$514	$—	$516
Fixed Income Securities:
Corporate	—	908	3	911
RMBS	—	325	3	328
U.S. Treasuries	35	980	—	1,015
Foreign government	—	52	2	54
CMBS	—	166	—	166
Other fixed income [1]	—	77	9	86
Equity Securities:
Large-cap domestic	—	591	—	591
Mid-cap domestic	51	—	—	51
Small-cap domestic	44	—	—	44
International	258	—	—	258
Other equities	—	1	—	1
Other investments:
Hedge funds	—	633	263	896
Total pension plan assets at fair value [2]	$390	$4,247	$280	$4,917

[1]	Includes ABS, municipal bonds, and foreign bonds.

[2]	Excludes approximately $76 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $9 of interest receivable carried at fair value.
The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$119	$549	$—	$668
Fixed Income Securities:
Corporate	—	741	3	744
RMBS	—	334	11	345
U.S. Treasuries	59	819	—	878
Foreign government	—	53	3	56
CMBS	—	117	—	117
Other fixed income [1]	—	70	4	74
Equity Securities:
Large-cap domestic	—	570	—	570
Mid-cap domestic	52	—	—	52
Small-cap domestic	38	—	—	38
International	217	—	—	217
Other equities	—	1	—	1
Other investments:
Hedge funds	—	—	759	759
Total pension plan assets at fair value [2]	$485	$3,254	$780	$4,519

[1]	Includes ABS and municipal bonds.

[2]	Excludes approximately $43 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $37 of interest receivable carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

The tables below provide a fair value level 3 rollforward for the twelve months ended December 31, 2012 and 2011 for the Pension Plan Assets for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due partly to observable and unobservable factors.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Other fixed income	Hedge funds	Totals
Fair Value as of January 1, 2012	$3	$11	$3	$4	$759	$780
Realized gains/(losses), net	—	(1)	—	—	17	16
Changes in unrealized gains/(losses), net	1	1	—	—	(2)	—
Purchases	1	17	1	10	267	296
Issuances	—	—	—	—	—	—
Sales	(2)	(25)	(2)	(1)	(106)	(136)
Transfers into Level 3	—	—	—	3	—	3
Transfers out of Level 3	$—	$—	$—	$(7)	$(672)	$(679)
Fair Value as of December 31, 2012	$3	$3	$2	$9	$263	$280
The transfers in and out of level 3 were due to a change in the accounting policy classification of hedge funds.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Other fixed income	Hedge funds	Totals
Fair Value as of January 1, 2011	$3	$9	$2	$8	$635	$657
Realized gains/(losses), net	—	—	—	—	—	—
Changes in unrealized gains/(losses), net	1	—	—	2	21	24
Purchases	2	10	3	1	223	239
Issuances	—	—	—	—	—	—
Sales	(1)	(9)	(2)	(4)	(120)	(136)
Transfers into Level 3	1	1	6	2	—	10
Transfers out of Level 3	$(3)	$—	$(6)	$(5)	$—	$(14)
Fair Value as of December 31, 2011	$3	$11	$3	$4	$759	$780
The transfers in and out of level 3 were due to a change in the pricing source.

There was no Company common stock included in the Plan’s assets as of December 31, 2012 and 2011.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

The fair value of the Company’s other postretirement plan assets by asset category are as follows:

	Other Postretirement Plan Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$14	$—	$14
Fixed Income Securities:
Corporate	—	65	—	65
RMBS	—	46	—	46
U.S. Treasuries	—	24	—	24
Foreign government	—	1	—	1
CMBS	—	24	—	24
Other fixed income	—	5	—	5
Equity Securities:
Large-cap	—	50	—	50
Total other postretirement plan assets at fair value [1]	$—	$229	$—	$229

[1]	Excludes approximately $10 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $1 of interest receivable carried at fair value.

The fair value of the Company’s other postretirement plan assets by asset category are as follows:

	Other Postretirement Plan Assets at Fair Value as of December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$9	$—	$9
Fixed Income Securities:
Corporate	—	53	—	53
RMBS	—	48	—	48
U.S. Treasuries	—	28	—	28
Foreign government	—	2	—	2
CMBS	—	18	—	18
Other fixed income	—	4	—	4
Equity Securities:
Large-cap	—	43	—	43
Total other postretirement plan assets at fair value [1]	$—	$205	$—	$205

[1]	Excludes approximately $3 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $1 of interest receivable carried at fair value.

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2012 and 2011.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
18. Employee Benefit Plans (continued)

Cash Flows
The following table illustrates the Company’s prior contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2012	$201	$—
2011	$201	$—
In 2012, the Company, at its discretion, made $200 in contributions to the U.S. qualified defined benefit pension plan. The Company presently anticipates contributing approximately $100 to its U.S. qualified defined benefit pension plan in 2013 based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements. For 2013, the Company does not have a required minimum funding contribution for the Plan and the funding requirements for all of the pension plans are expected to be immaterial.
Employer contributions in 2012 and 2011 were made in cash and did not include contributions of the Company’s common stock.
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2012:

	Pension Benefits	Other Postretirement Benefits
2013	$301	$40
2014	316	39
2015	305	36
2016	315	33
2017	322	31
2018 - 2022	1,710	122
Total	$3,269	$301
In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2012:

2013	$4
2014	4
2015	4
2016	4
2017	5
2018 - 2022	24
Total	$45
Investment and Savings Plan
Substantially all U.S. employees are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. These contributions are matched, up to 3.0% of base salary, by the Company. In 2012, employees who had earnings of less than $110,000 in the preceding year received a contribution of 1.5% of base salary and employees who had earnings of $110,000 or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $58, $59, and $62 for 2012, 2011, and 2010, respectively. Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford in 2012, 2011, and 2010 for these plans was immaterial.
Effective January 1, 2013, the Company will increase benefits under The Hartford Investment and Savings Plan, its defined contribution 401(k) savings plan, and The Hartford Excess Savings Plan. The Company's contributions will be increased to include a non-elective contribution of 2% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.00% of eligible compensation contributed by the employee each pay period. Eligible compensation is expanded to include overtime and bonuses but will be limited to a total of $1,000,000 annually.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

19. Stock Compensation Plans
The Company has three primary stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2012 and 2011, the Company issued shares from treasury in satisfaction of stock-based compensation.

	For the year ended December 31,
	2012	2011	2010
Stock-based compensation plans expense	$95	$53	$94
Income tax benefit	(33)	(19)	(33)
Total stock-based compensation plans expense, after-tax	$62	$34	$61
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized was $78, which is expected to be recognized over a weighted average period of 1.8 years.
Stock Plan
The Hartford 2010 Incentive Stock Plan (the "2010 Stock Plan") provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The aggregate number of shares of stock which may be awarded is subject to a maximum limit of 18,000,000 shares applicable to all awards for the ten-year duration of the 2010 Stock Plan. If any award under the prior The Hartford Incentive Stock Plan (as approved by the Company’s shareholders in 2000) or under the prior The Hartford 2005 Incentive Stock Plan (as approved by the Company’s shareholders in 2005) that was outstanding as of March 31, 2010, is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the 2010 Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2012, there were 10,893,344 shares available for future issuance.
The fair values of awards granted under the 2010 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. All awards provide for accelerated vesting upon a change in control of the Company as defined in the 2010 Stock Plan.
Stock Option Awards
Under the 2010 Stock Plan, all options granted have an exercise price at least equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed 10 years. Under the 2010 Stock Plan, options will generally become exercisable as determined at the time of grant. For any year, no individual employee may receive an award of options for more than 2,000,000 shares under the 2010 Stock Plan. Under the 2005 Stock Plan, certain options become exercisable over a three year period commencing one year from the date of grant, while certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company’s common shares.
The Company uses a hybrid lattice/Monte-Carlo based option valuation model (the “valuation model”) that incorporates the possibility of early exercise of options into the valuation. The valuation model also incorporates the Company’s historical termination and exercise experience to determine the option value.
The valuation model incorporates ranges of assumptions for inputs, and therefore, those ranges are disclosed below. The term structure of volatility is generally constructed utilizing implied volatilities from exchange-traded options, CPP warrants related to the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model, and accommodates variations in employee preference and risk-tolerance by segregating the grantee pool into a series of behavioral cohorts and conducting a fair valuation for each cohort individually. The expected term of options granted is derived from the output of the option valuation model and represents, in a mathematical sense, the period of time that options are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Constant Maturity Treasury yield curve in effect at the time of grant. There were no stock option awards granted in 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
19. Stock Compensation Plans (continued)

	For the year ended December 31,
	2012			2011
Expected dividend yield	1.3%			1.3%
Expected annualized spot volatility	38.6%	-	51.5%	35.8%	-	47.1%
Weighted average annualized volatility	51.4%			41.7%
Risk-free spot rate	0.1%	-	2.0%	0.1%	-	3.5%
Expected term	5.2 years			5.7 years
A summary of the status of non-qualified stock options included in the Company’s Stock Plans as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	4,839	$47.89	3.7	$—
Granted	1,582	20.63
Exercised	(363)	7.37
Forfeited	(600)	45.12
Expired	(921)	65.27
Outstanding at end of year	4,537	38.42	5.2	—
Exercisable at end of year	2,537	$50.51	2.5	—
The weighted average grant-date fair value of options granted during the years ended December 31, 2012 and 2011 was $7.41 and $10.76 respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $4, $2, and $1, respectively.
Share Awards
Share awards are valued equal to the market price of the Company’s common stock on the date of grant. Share awards granted under the Stock Plans and outstanding include restricted stock units, restricted stock and performance shares. Generally, restricted stock units vest at or over three years and restricted stock vests in three to five years. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a specified period, generally three years. The maximum award of restricted stock units, restricted stock or performance shares for any individual employee in any year under the 2010 Stock Plan is 500,000 shares or units.
A summary of the status of the Company’s non-vested share awards as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

Non-vested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	4,164	$27.60
Granted	4,667	20.56
Vested	(956)	30.13
Forfeited	(884)	24.25
Non-vested at end of year	6,991	$22.98
The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $20, $20 and $13, respectively, based on estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2012 and 2011 and 2010.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
19. Stock Compensation Plans (continued)

Restricted Unit awards
In 2010 and 2009, The Hartford issued restricted units as part of The Hartford’s 2005 Stock Plan. Restricted stock unit awards under the plan have historically been settled in shares, but under this award will be settled in cash and are thus referred to as “Restricted Units”. The economic value recipients will ultimately realize will be identical to the value that would have been realized if the awards had been settled in shares, i.e., upon settlement, recipients will receive cash equal to The Hartford’s share price multiplied by the number of restricted units awarded. Because Restricted Units will be settled in cash, the awards are remeasured at the end of each reporting period until settlement. Awards granted in 2009 vested after a three year period. Awards granted in 2010 include both graded and cliff vesting restricted units which vest over a three year period. The graded vesting attribution method is used to recognize the expense of the award over the requisite service period. For example, the graded vesting attribution method views one three-year grant with annual graded vesting as three separate sub-grants, each representing one third of the total number of awards granted. The first sub-grant vests over one year, the second sub-grant vests over two years and the third sub-grant vests over three years.
There were no restricted units awarded for 2012 or 2011. As of December 31, 2012 and 2011, 832 and 5,319 restricted units were non-vested, respectively.
Deferred Stock Unit Plan
Effective July 31, 2009, the Compensation and Management Development Committee of the Board authorized The Hartford Deferred Stock Unit Plan (“Deferred Stock Unit Plan”), and, on October 22, 2009, it was amended. The Deferred Stock Unit Plan provides for contractual rights to receive cash payments based on the value of a specified number of shares of stock. The Deferred Stock Unit Plan provides for two award types, Deferred Units and Restricted Units. Deferred Units are earned ratably over a year, based on the number of regular pay periods occurring during such year. Deferred Units are credited to the participant's account on a quarterly basis based on the market price of the Company’s common stock on the date of grant and are fully vested at all times. Deferred Units credited to employees prior to January 1, 2010 (other than senior executive officers hired on or after October 1, 2009) are not paid until after two years from their grant date. Deferred Units credited on or after January 1, 2010 (and any credited to senior executive officers hired on or after October 1, 2009) are paid in three equal installments after the first, second and third anniversaries of their grant date. Restricted Units are intended to be incentive compensation and, unlike Deferred Units, vest over time, generally three years, and are subject to forfeiture. The Deferred Stock Unit Plan is structured consistent with the limitations and restrictions on employee compensation arrangements imposed by the Emergency Economic Stabilization Act of 2008 and the TARP Standards for Compensation and Corporate Governance Interim Final Rule issued by the U.S. Department of Treasury on June 10, 2009.
There were no deferred stock units awarded in 2012 or 2011.
A summary of the status of the Company’s non-vested awards under the Deferred Stock Unit Plan as of December 31, 2012, is presented below:

Non-vested Units	Restricted Units (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	491	24.84
Granted	—	—
Vested	(81)	24.12
Forfeited	(101)	24.66
Non-vested at end of year	309	$25.08
Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. In 2009 and prior years, eligible employees of The Hartford purchased common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2012, there were 5,773,954 shares available for future issuance. During the years ended December 31, 2012, 2011 and 2010, 688,655, 768,380, and 729,598 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $1.00, $1.03 and $1.24 during the years ended December 31, 2012 , 2011 and 2010, respectively. In 2012, 2011, and 2010, the fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.
Additionally, The Hartford has established employee stock purchase sub-plans for certain employees of the Company's international subsidiaries. Under these sub-plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

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
The following table summarizes the amounts related to discontinued operations in the Consolidated Statements of Operations.

	For the years ended December 31,
	2012	2011	2010
Revenues
Fee income and other	$—	$—	$36
Net investment income	—	17	28
Net realized capital losses	—	(6)	(5)
Other revenues	—	48	213
Total revenues	—	59	272
Benefits, losses and expenses
Amortization of DAC	—	—	17
Insurance operating costs and other expenses	6	54	256
Goodwill impairment	—	—	153
Total benefits, losses and expenses	6	54	426
Income (loss) before income taxes	(6)	5	(154)
Income tax expense (benefit)	(2)	1	(53)
Income (loss) from operations of discontinued operations, net of tax	(4)	4	(101)
Net realized capital gain (loss) on disposal, net of tax	(1)	82	37
Income (loss) from discontinued operations, net of tax	$(5)	$86	$(64)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)

21. Restructuring and Other Costs
As a result of a strategic business realignment announced in March 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 12-18 months. For further discussion of the Company's strategic business realignment and related business disposition transactions, see Note 1 and Note 2 of Notes to Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2012. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to December 31, 2012, and asset impairment charges, if any, will be expensed as appropriate.
Restructuring and other costs are expected to approximate $275, pre-tax. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs as of December 31, 2012 are as follows:

Property & Casualty Commercial	$7
Consumer Markets	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	72
Corporate	188
Total estimated restructuring and other costs	$275
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	For the years ended December 31,
	2012	2011
Severance benefits	$148	$17
Professional fees	44	—
Asset impairment charges	5	—
Other contract termination charges	2	8
Total restructuring and other costs	$199	$25
Restructuring and other costs costs, included in insurance operating costs and other expenses in the Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	For the years ended December 31,
	2012	2011
Property & Casualty Commercial	$5	$—
Consumer Markets	1	—
Group Benefits	1	—
Mutual Funds	3	—
Talcott Resolution	68	—
Corporate	121	25
Total restructuring and other costs	$199	$25
The Company incurred restructuring and other costs of $26, consisting primarily of severance benefits, and completed the associated restructuring activities in the year ended December 31, 2010. Restructuring and other costs for 2010 are included in the Corporate reporting category.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS (continued)
21. Restructuring, Severance and Other Costs (continued)

Changes in the accrued restructuring and other costs liability balance included in other liabilities in the Consolidated Balance Sheets are as follows:

	For the year ended December 31, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$12	$—	$—	$5	$17
Accruals/provisions	148	44	5	2	199
Payments/write-offs	(90)	(44)	(5)	(7)	(146)
Balance, end of period	$70	$—	$—	$—	$70

22. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012 [2]	2011	2012	2011
Revenues	$7,661	$6,300	$4,574	$5,401	$6,442	$4,520	$7,735	$5,638
Benefits, losses and expenses	7,659	5,913	4,823	5,551	6,464	4,537	7,993	5,557
Income (loss) from continuing operations, net of tax	97	339	(100)	113	15	57	(45)	117
Income (loss) from discontinued operations, net of tax	(1)	162	(1)	(80)	(2)	3	(1)	1
Net income (loss)	96	501	(101)	33	13	60	(46)	118
Less: Preferred stock dividends and accretion of discount	10	10	11	11	10	10	11	11
Net income (loss) available to common shareholders [1]	$86	$491	$(112)	$22	$3	$50	$(57)	$107
Basic earnings (losses) per common share	$0.20	$1.10	$(0.26)	$0.05	$0.01	$0.11	$(0.13)	$0.24
Diluted earnings (losses) per common share [1]	$0.18	$0.99	$(0.26)	$0.05	$0.01	$0.11	$(0.13)	$0.23
Weighted average common shares outstanding, basic	440.7	444.6	438.2	445.1	435.8	445.3	436.2	445.1
Weighted average shares outstanding and dilutive potential common shares	469.0	508.2	438.2	482.4	461.7	473.4	436.2	468.9
[1] In periods of a net loss available to common shareholders, the Company uses basic weighted average common shares outstanding in the calculation of diluted loss per common share, since the inclusion of shares for warrants, stock compensation plans and the assumed conversion of the preferred shares to common would have been antidilutive to the earnings (loss) per common share calculation. In the absence of the net loss available to common shareholders, weighted average common shares outstanding and dilutive potential common shares would have totaled 485.8 million and 488.9 million for the three months ended June 30, 2012 and December 31, 2012, respectively. In addition, assuming the impact of mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 489.9 million, 482.7 million, 489.6 million, 494.1 million and 503.1 million for the three months ended March 31, 2012, September 30, 2012 December 31, 2011, September 30, 2011 and June 30, 2011, respectively.

[2]
On March 1, 2013, the Company filed Amendment No. 1 on Form 10-Q/A to amend and restate its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 1, 2012. In this restatement the Company recognized an estimated pre-tax reinsurance loss on disposition of $533 comprised of impairment of goodwill attributed to the Individual Life business of $342 and a loss accrual for premium deficiency of $191 in the third quarter of 2012. The estimate is subject to change pending final determination of net assets sold, transaction costs, and other adjustments. The effect of the restatement is summarized as follows:

	Three months ended September 30, 2012
	As previously reported	Adjustment	As restated
Income (loss) from continuing operations, net of tax	$403	$(388)	$15
Net income (loss)	$401	$(388)	$13
Net income (loss) available to common shareholders	$391	$(388)	$3
Basic earnings (losses) per common share	$0.90	$(0.89)	$0.01
Diluted earnings (losses) per common share	$0.83	$(0.82)	$0.01

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(In millions)

	As of December 31, 2012
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$10,481	$10,975	$10,975
States, municipalities and political subdivisions	13,001	14,361	14,361
Foreign governments	3,985	4,136	4,136
Public utilities	7,792	8,785	8,785
All other corporate bonds	31,902	35,264	35,264
All other mortgage-backed and asset-backed securities	12,586	12,401	12,401
Total fixed maturities, available-for-sale	79,747	85,922	85,922
Fixed maturities, at fair value using fair value option	1,530	1,087	1,087
Total fixed maturities	81,277	87,009	87,009
Equity Securities
Common stocks
Industrial, miscellaneous and all other	378	404	404
Non-redeemable preferred stocks	488	486	486
Total equity securities, available-for-sale	866	890	890
Equity securities, trading	26,820	28,933	28,933
Total equity securities	27,686	29,823	29,823
Mortgage loans	6,711	6,933	6,711
Policy loans	1,997	2,165	1,997
Investments in partnerships and trusts	3,015	3,015	3,015
Futures, options and miscellaneous	1,679	1,114	1,114
Short-term investments	4,581	4,581	4,581
Total investments	$126,946	$134,640	$134,250

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2012	2011
Assets
Fixed maturities, available-for-sale, at fair value	$542	$152
Other investments	23	28
Short-term investments	825	1,425
Investment in affiliates	28,104	26,151
Deferred income taxes	1,317	1,109
Unamortized Issue Costs	60	51
Other assets	30	31
Total assets	$30,901	$28,947
Liabilities and Stockholders’ Equity
Net payable to affiliates	$267	$283
Short-term debt (includes current maturities of long-term debt)	320	—
Long-term debt	6,566	5,975
Other liabilities	1,301	1,203
Total liabilities	8,454	7,461
Total stockholders’ equity	22,447	21,486
Total liabilities and stockholders’ equity	$30,901	$28,947

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2012	2011	2010
Net investment income	$3	$2	$5
Net realized capital losses	(6)	(5)	(5)
Total revenues	(3)	(3)	—
Interest expense	439	490	489
Other expenses	926	(41)	11
Total expenses	1,365	449	500
Loss before income taxes and earnings of subsidiaries	(1,368)	(452)	(500)
Income tax benefit	(482)	(154)	(170)
Loss before earnings of subsidiaries	(886)	(298)	(330)
Earnings of subsidiaries	848	1,010	1,966
Net income (loss)	(38)	712	1,636
Other comprehensive income (loss) - parent company:
Change in net unrealized gain/loss on securities	1	—	1
Change in pension and other postretirement plan adjustments	(172)	(57)	(118)
Other comprehensive loss, net of taxes before other comprehensive income of subsidiaries	(171)	(57)	(117)
Other comprehensive income of subsidiaries	1,763	2,298	2,402
Total other comprehensive income	1,592	2,241	2,285
Total comprehensive income	$1,554	$2,953	$3,921
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
Operating Activities
Net income	$(38)	$712	$1,636
Loss on extinguishment of debt	910	—	—
Undistributed earnings of subsidiaries	(847)	(1,011)	(960)
Change in operating assets and liabilities	770	625	(21)
Cash provided by operating activities	795	326	655
Investing Activities
Net sales of short-term investments	213	432	233
Capital contributions to subsidiaries	(334)	(126)	(311)
Cash provided by (used for) investing activities	(121)	306	(78)
Financing Activities
Proceeds from issuance of long-term debt	2,123	—	1,090
Repurchase of warrants	(300)	—	—
Repayments of long-term debt	(2,133)	(400)	(275)
Net proceeds from issuance of mandatory convertible preferred stock	—	—	556
Net proceeds from issuance of common shares under public offering	—	—	1,600
Redemption of preferred stock issued to the U.S. Treasury	—	—	(3,400)
Treasury stock acquired	(154)	(46)	—
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	7	9	22
Dividends paid — Preferred shares	(42)	(42)	(85)
Dividends paid — Common Shares	(175)	(153)	(85)
Cash used for financing activities	(674)	(632)	(577)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$443	$483	$465
Dividends Received from Subsidiaries	$1,026	$976	$1,006
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred Policy Acquisition Costs and Present Value of Future Profits	Future Policy Benefits, Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Other Policyholder Funds and Benefits Payable

As of December 31, 2012
Property & Casualty Commercial	$407	$16,020	$3,170	$—
Consumer Markets	141	1,926	1,799	—
Property & Casualty Other Operations	—	3,771	1	—
Group Benefits	43	6,791	68	228
Mutual Funds	22	—	—	—
Talcott Resolution	5,112	12,485	106	70,669
Corporate	—	(1)	1	4
Consolidated	$5,725	$40,992	$5,145	$70,901
As of December 31, 2011
Property & Casualty Commercial	$417	15,438	3,235	—
Consumer Markets	139	2,060	1,803	—
Property & Casualty Other Operations	—	4,053	1	—
Group Benefits	42	6,796	76	266
Mutual Funds	27	—	—	4
Talcott Resolution	5,931	12,670	106	75,803
Corporate	—	(1)	1	—
Consolidated	$6,556	$41,016	$5,222	$76,073

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)
(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income (Loss)	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs and Present Value of Future Profits	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year ended December 31, 2012
Property & Casualty Commercial	$6,361	$924	$4,575	$927	$1,139	6,209
Consumer Markets	3,791	159	2,630	332	769	3,630
Property & Casualty Other Operations	(2)	149	65	—	28	8
Group Benefits	3,810	405	3,029	33	1,033	—
Mutual Funds	599	(3)	—	35	452	—
Talcott Resolution	3,594	7,137	7,515	661	1,866	—
Corporate	168	31	—	—	1,850	—
Consolidated	$18,321	$8,802	$17,814	$1,988	$7,137	$9,847
For the year ended December 31, 2011
Property & Casualty Commercial	6,224	910	4,584	917	1,170	6,176
Consumer Markets	3,903	187	2,886	337	871	3,675
Property & Casualty Other Operations	—	151	317	—	24	1
Group Benefits	4,147	411	3,306	35	1,121	—
Mutual Funds	649	(3)	—	47	448	—
Talcott Resolution	3,959	1,234	2,176	1,108	1,504	—
Corporate	209	23	(3)	—	710	—
Consolidated	19,091	2,913	13,266	2,444	5,848	9,852
For the year ended December 31, 2010
Property & Casualty Commercial	5,840	935	3,370	905	1,094	5,796
Consumer Markets	4,119	187	2,951	371	816	3,886
Property & Casualty Other Operations	1	163	251	—	30	2
Group Benefits	4,278	429	3,331	40	1,128	—
Mutual Funds	664	(8)	—	51	458	—
Talcott Resolution	3,980	1,803	2,350	325	1,475	—
Corporate	188	81	(2)	—	833	1
Consolidated	19,070	3,590	12,251	1,692	5,834	9,685

[1]	Includes interest expense, goodwill impairment, loss on extinguishment of debt, and reinsurance loss on disposition.

[2]	Excludes life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2012
Life insurance in-force	$946,160	$137,719	$48,032	$856,473	6%
Insurance revenues
Property and casualty insurance	$10,484	796	205	9,893	2%
Life insurance and annuities	6,618	458	69	6,229	1%
Accident and health insurance	1,928	66	68	1,930	4%
Total insurance revenues	$19,030	$1,320	$342	$18,052	2%
For the year ended December 31, 2011
Life insurance in-force	$992,921	$139,590	$47,365	$900,696	5%
Insurance revenues
Property and casualty insurance	$10,337	688	225	9,874	2%
Life insurance and annuities	7,220	463	71	6,828	1%
Accident and health insurance	2,122	61	63	2,124	3%
Total insurance revenues	$19,679	$1,212	$359	$18,826	2%
For the year ended December 31, 2010
Life insurance in-force	$987,104	$135,269	$43,999	$895,834	5%
Insurance revenues
Property and casualty insurance	$10,105	668	256	9,693	3%
Life insurance and annuities	7,261	518	128	6,871	2%
Accident and health insurance	2,221	58	64	2,227	3%
Total insurance revenues	$19,587	$1,244	$448	$18,791	2%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/ Other	Balance December 31,
2012
Allowance for doubtful accounts and other	$119	$44	$—	$(46)	$117
Allowance for uncollectible reinsurance	290	10	—	(32)	268
Valuation allowance on mortgage loans	102	(14)	—	(20)	68
Valuation allowance for deferred taxes	83	(25)	—	—	58
2011
Allowance for doubtful accounts and other	$119	$45	$—	$(45)	$119
Allowance for uncollectible reinsurance	290	5	—	(5)	290
Valuation allowance on mortgage loans	155	26	—	(79)	102
Valuation allowance for deferred taxes	165	(82)	—	—	83
2010
Allowance for doubtful accounts and other	$121	$53	$—	$(55)	$119
Allowance for uncollectible reinsurance	335	11	—	(56)	290
Valuation allowance on mortgage loans	366	157	—	(368)	155
Valuation allowance for deferred taxes	87	78	—	—	165
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2012	$538	$7,274	$(4)	$7,098
2011	$542	$7,420	$367	$7,218
2010	$524	$6,768	$(196)	$6,834

[1]
Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 4.0%, 4.4%, and 4.8% for 2012, 2011, and 2010, respectively.

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
Robert H. Bateman
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: March 1, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

	Signature	Title	Date

	/s/ Liam E. McGee	Chairman, Chief Executive Officer and Director	March 1, 2013

	Liam E. McGee	(Principal Executive Officer)

	/s/ Christopher J. Swift	Executive Vice President and Chief Financial Officer	March 1, 2013

	Christopher J. Swift	(Principal Financial Officer)

	/s/ Robert H. Bateman	Senior Vice President and Controller	March 1, 2013

	Robert H. Bateman	(Principal Accounting Officer)

	*	Director	March 1, 2013

Robert B. Allardice III

	*	Director	March 1, 2013

Trevor Fetter

	*	Director	March 1, 2013

Paul G. Kirk, Jr.

	*	Director	March 1, 2013

Kathryn A. Mikells

	*	Director	March 1, 2013

Michael G. Morris

	*	Director	March 1, 2013

Thomas A. Renyi

	*	Director	March 1, 2013

Charles B. Strauss

	*	Director	March 1, 2013

H. Patrick Swygert

*By:	/s/ Alan J. Kreczko

Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.01
Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. dated as of September 4, 2012 (incorporated by reference to Exhibit 2.01 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2012).

2.02
Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford Financial Services Group, Inc. dated as of September 27, 2012 (incorporated by reference to Exhibit 2.02 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2012).

3.01
Amended and Restated Certificate of Incorporation of The Hartford Financial Services Group, Inc. (“The Hartford”), (as amended by Certificate of Designations with respect to 7.25% Mandatory Convertible Preferred Stock Series F dated March 23, 2010 and the Certificate of Elimination of the Series A Participating Cumulative Preferred Stock, Series D Non-Voting Contingent Convertible Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series E, dated April 26, 2010) (incorporated by reference to Exhibit 3.01 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2010).

3.02
Amended and Restated By-Laws of The Hartford, amended effective September 20, 2012 (incorporated herein by reference to Exhibit 3.1 to The Hartford’s Current Report on Form 8-K, filed September 21, 2012).

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

4.11	Replacement Capital Covenant, dated as of June 6, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 6, 2008).

Exhibit No.	Description
4.12
Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009 (incorporated herein by reference to Exhibit 4.1 to The Hartford’s Current Report on Form 8-K, filed June 26, 2009).

4.13
Deposit Agreement, dated as of March 23, 2010, among The Hartford Financial Services Group, Inc., The Bank of New York Mellon, as Depository, and holders from time to time of the Receipt issued thereunder (including form of Depository Receipt) (incorporated herein by reference to (incorporated by reference to Exhibit 4.6 to The Hartford’s Current Report on Form 8-K, filed March 23, 2010).

4.14
Form of Depository Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.06) (incorporated herein by reference to Exhibit 4.7 to The Hartford’s Current Report on Form 8-K, filed on March 9, 2010).

4.15
Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford Financial Services Group, Inc. (“The Hartford”) and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to The Hartford’s Current Report on Form 8-K, filed April 6, 2012).

10.01
Preferred Partnership Agreement dated December 5, 2011 by and between The Hartford Financial Services Group, Inc., Hartford Life, Inc., Hartford Investment Financial Services, LLC, HL Investment Advisors, LLC and Wellington Management Company, LLP (incorporated by reference to Exhibit 10.04 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2012).†

10.02
Four-Year Revolving Credit Facility Agreement, dated January 6, 2012, among The Hartford Financial Services Group, Inc., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and the lenders referred to therein (incorporated herein by reference to Exhibit 10.1 to The Hartford’s Current Report on Form 8-K, filed January 6, 2012).

*10.03	The Hartford Senior Executive Officer Severance Pay Plan (incorporated by reference to Exhibit 10.07 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).
*10.04
The Hartford Senior Executive Severance Pay Plan, as amended and restated effective February 22, 2011 (incorporated by reference to Exhibit 10.08 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.05	2010 Incentive Stock Plan, as amended effective January 27, 2011 (incorporated by reference to Exhibit 10.09 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).
*10.06
The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010 (incorporated by reference to Exhibit 10.10 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.07
The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Non-Employee Directors, as amended effective December 15, 2010 (incorporated by reference to Exhibit 10.11 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2010).

*10.08
The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements (incorporated by reference to Exhibit 10.12 of The Hartford’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2010).

*10.09	Summary of Annual Executive Bonus Program (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on May 25, 2010).
*10.10
Written Summary of Compensation-related Arrangement with a Named Executive Officer effective May 18, 2011 (incorporated by reference to Exhibit 10.01 of The Hartford’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2011)

*10.11	The Hartford 2005 Incentive Stock Plan, as amended (incorporated by reference to Exhibit 10.10 of The Hartford’s Annual Report on Form 10-K for the fiscal year ended 2009).

Exhibit No.	Description
*10.12	The Hartford Deferred Stock Unit Plan, as amended on October 22, 2009 (incorporated by reference to Exhibit 10.02 to The Hartford’s Current Report on Form 8-K, filed October 22, 2009).
*10.13
Form of Award Letters for Deferred Unit and Restricted Units under The Hartford’s Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.03 to The Hartford’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2009).

*10.14
Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended (incorporated herein by reference to Exhibit 10.06 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

*10.15	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements (incorporated herein by reference to Exhibit 10.2 to The Hartford’s Current Report on Form 8-K, filed May 24, 2005).
*10.16	The Hartford Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 10.09 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
*10.17
The Hartford Deferred Restricted Stock Unit Plan, as amended (incorporated herein by reference to Exhibit 10.12 to The Hartford’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

*10.18	The Hartford Deferred Compensation Plan, as amended December 20, 2012.**.
*10.19	The Hartford Excess Pension Plan II (including amendments effective through January 1, 2013)**
*10.20	The Hartford Excess Savings Plan IA (including amendments effective through January 1, 2013)**
*10.21
Letter Agreement between David N. Levenson and The Hartford dated March 21, 2012 ((incorporated by reference to Exhibit 10.02 to The Hartford’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012).

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