Form 10-Q
period 2013-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2013-04-29
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of April 24, 2013, there were outstanding 455,888,708 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2012 Form 10-K Annual Report. These important risks and uncertainties include:

•
challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of governmental stimulus and austerity initiatives, sovereign credit concerns, a sustained low interest rate environment, higher tax rates, and other potentially adverse developments on financial, commodity and credit markets and consumer spending and investment and the effect of these events on our returns in investment portfolios and our hedging costs associated with our variable annuities business;

•
the risks, challenges and uncertainties associated with our capital management plan and our strategic realignment to focus on our property and casualty, group benefits and mutual fund businesses, place our Individual Annuity business into run-off and the sale of the Individual Life, Woodbury Financial Services and the Retirement Plans businesses;

•	execution risk related to the continued reinvestment of our investment portfolios and refinement of our hedge program for our runoff annuity block;

•	the future capital self-sufficiency of the Company's Talcott Resolution businesses;

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

•	risk associated with the use of analytical models in making decisions in key areas such as underwriting, capital, hedging, reserving, and catastrophe risk management;

•	the uncertain effects of emerging claim and coverage issues;

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

•	the risk that our framework for managing operational risks may not be effective in mitigating material risk and loss to the Company;

•	the potential for difficulties arising from outsourcing relationships;

•	the impact of changes in federal or state tax laws;

•	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the impact of any future errors in financial reporting;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement;

•	the Company's ability to implement its capital plan; and

•	other factors described in such forward-looking statements.
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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013 (which report includes an explanatory paragraph relating to the Company's change in its method of accounting and reporting for costs associated with acquiring or renewing insurance contracts as required by accounting guidance adopted in 2012), we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 29, 2013

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three months ended March 31,
(In millions, except for per share data)	2013	2012
	(Unaudited)
Revenues
Earned premiums	$3,252	$3,442
Fee income	707	1,134
Net investment income:
Securities available-for-sale and other	856	1,070
Equity securities, trading	2,700	2,866
Total net investment income	3,556	3,936
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(33)	(36)
OTTI losses recognized in other comprehensive income (“OCI”)	12	7
Net OTTI losses recognized in earnings	(21)	(29)
Net realized capital gains on business dispositions	1,574	—
Other net realized capital gains (losses)	42	(881)
Total net realized capital gains (losses)	1,595	(910)
Other revenues	68	59
Total revenues	9,178	7,661
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,665	3,038
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	2,700	2,864
Amortization of deferred policy acquisition costs and present value of future profits	1,336	321
Insurance operating costs and other expenses	1,032	1,312
Loss on extinguishment of debt	213	—
Reinsurance loss on dispositions	1,574	—
Interest expense	107	124
Total benefits, losses and expenses	9,627	7,659
Income (loss) from continuing operations before income taxes	(449)	2
Income tax benefit	(208)	(95)
Income (loss) from continuing operations, net of tax	(241)	97
Income (loss) from discontinued operations, net of tax	—	(1)
Net income (loss)	$(241)	$96
Preferred stock dividends	10	10
Net income (loss) available to common shareholders	$(251)	$86
Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$(0.58)	$0.20
Diluted	$(0.58)	$0.19
Net income (loss) available to common shareholders per common share
Basic	$(0.58)	$0.20
Diluted	$(0.58)	$0.18
Cash dividends declared per common share	$0.10	$0.10
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
(In millions)	2013	2012
	(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$(241)	$96
Other comprehensive income (loss):
Change in net unrealized gain on securities	(889)	241
Change in OTTI losses recognized in other comprehensive income	15	(8)
Change in net gain (loss) on cash-flow hedging instruments	(108)	(53)
Change in foreign currency translation adjustments	(220)	(136)
Change in pension and other postretirement plan adjustments	8	33
Total other comprehensive income (loss)	(1,194)	77
Total comprehensive income (loss)	$(1,435)	$173
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $65,621 and $79,747) (includes variable interest entity assets, at fair value, of $59 and $89)	$69,667	$85,922
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $153 and $163)	982	1,087
Equity securities, trading, at fair value (cost of $23,751 and $26,820)	28,099	28,933
Equity securities, available-for-sale, at fair value (cost of $792 and $866)	862	890
Mortgage loans (net of allowances for loan losses of $68 and $68)	5,229	6,711
Policy loans, at outstanding balance	1,421	1,997
Limited partnerships and other alternative investments (includes variable interest entity assets of $4 and $6)	3,058	3,015
Other investments	1,108	1,114
Short-term investments (includes variable interest entity assets, at fair value, of $10 as of March 31, 2013)	4,412	4,581
Total investments	114,838	134,250
Cash	1,985	2,421
Premiums receivable and agents’ balances, net	3,584	3,542
Reinsurance recoverables, net	22,395	4,666
Deferred policy acquisition costs and present value of future profits	2,431	5,725
Deferred income taxes, net	2,667	1,942
Goodwill	498	654
Property and equipment, net	921	977
Other assets	2,551	2,767
Separate account assets	145,151	141,569
Total assets	$297,021	$298,513
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,681	$40,992
Other policyholder funds and benefits payable	41,044	41,979
Other policyholder funds and benefits payable – international variable annuities	28,088	28,922
Unearned premiums	5,307	5,145
Debt	6,327	7,126
Consumer notes	132	161
Other liabilities (includes variable interest entity liabilities of $56 and $89)	8,371	10,172
Separate account liabilities	145,151	141,569
Total liabilities	276,101	276,066
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued, liquidation preference $1,000 per share	556	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 469,744,822 shares issued as of March 31, 2013 and December 31, 2012	5	5
Additional paid-in capital	9,993	10,038
Retained earnings	10,449	10,745
Treasury stock, at cost — 34,409,177 and 33,439,044 shares	(1,732)	(1,740)
Accumulated other comprehensive income, net of tax	1,649	2,843
Total stockholders’ equity	20,920	22,447
Total liabilities and stockholders’ equity	$297,021	$298,513
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three months ended March 31,
(In millions, except for share data)	2013	2012
	(Unaudited)
Preferred Stock	$556	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	10,038	10,391
Repurchase of warrants	(3)	(300)
Issuance of shares under incentive and stock compensation plans	(42)	(58)
Tax expense on employee stock options and awards	—	(2)
Additional Paid-in Capital, end of period	9,993	10,031
Retained Earnings, beginning of period	10,745	11,001
Net income (loss)	(241)	96
Dividends on preferred stock	(10)	(10)
Dividends declared on common stock	(45)	(45)
Retained Earnings, end of period	10,449	11,042
Treasury Stock, at Cost, beginning of period	(1,740)	(1,718)
Treasury stock acquired	(45)	(42)
Issuance of shares under incentive and stock compensation plans from treasury stock	60	79
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(7)
Treasury Stock, at Cost, end of period	(1,732)	(1,688)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	2,843	1,251
Total other comprehensive income	(1,194)	77
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	1,649	1,328
Total Stockholders’ Equity	$20,920	$21,274
Preferred Shares Outstanding (in thousands)	575	575
Common Shares Outstanding, at beginning of period (in thousands)	436,306	442,539
Treasury stock acquired	(1,765)	(2,550)
Issuance of shares under incentive and stock compensation plans	1,079	1,202
Return of shares under incentive and stock compensation plans and other to treasury stock	(284)	(326)
Common Shares Outstanding, at end of period	435,336	440,865
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2013	2012
	(Unaudited)
Operating Activities
Net income (loss)	$(241)	$96
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,336	321
Additions to deferred policy acquisition costs and present value of future profits	(332)	(439)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(346)	(624)
Change in reinsurance recoverables	(30)	(14)
Change in receivables and other assets	(123)	(474)
Change in payables and accruals	(84)	1,184
Change in accrued and deferred income taxes	(51)	121
Net realized capital (gains) losses	(1,595)	910
Net receipts (disbursements) from investment contracts related to policyholder funds—international variable annuities	(834)	216
Net (increase) decrease in equity securities, trading	834	(223)
Depreciation and amortization	52	98
Loss on extinguishment of debt	213	—
Reinsurance loss on dispositions	1,574	—
Other operating activities, net	(187)	(32)
Net cash provided by operating activities	186	1,140
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	9,189	14,442
Fixed maturities, fair value option	49	12
Equity securities, available-for-sale	89	59
Mortgage loans	161	112
Partnerships	147	43
Payments for the purchase of:
Fixed maturities, available-for-sale	(8,770)	(13,048)
Fixed maturities, fair value option	(31)	—
Equity securities, available-for-sale	(46)	(18)
Mortgage loans	(30)	(660)
Partnerships	(164)	(319)
Proceeds from business sold (excluding $485 of non-cash proceeds)	485	—
Derivatives, net	(776)	(2,017)
Change in policy loans, net	(6)	31
Other investing activities, net	10	(4)
Net cash provided by (used for) investing activities	307	(1,367)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	2,502	3,623
Withdrawals and other deductions from investment and universal life-type contracts	(6,763)	(5,963)
Net transfers from separate accounts related to investment and universal life-type contracts	4,082	2,218
Repayments at maturity or settlement of consumer notes	(29)	(4)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	472	—
Repurchase of warrants	(3)	—
Repayment of long-term debt	(1,018)	—
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	(5)	(4)
Treasury stock acquired	(35)	(48)
Dividends paid on preferred stock	(11)	(11)
Dividends paid on common stock	(44)	(44)
Net cash used for financing activities	(852)	(233)
Foreign exchange rate effect on cash	(77)	(62)
Net decrease in cash	(436)	(522)
Cash – beginning of period	2,421	2,581
Cash – end of period	$1,985	$2,059
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$21	$(548)
Interest paid	$85	$89
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty and life insurance as well as investment products to both individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). Also, the Company continues to manage life and annuity products previously sold.
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
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2012 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2013, and for the three months ended March 31, 2013 and 2012 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. Material intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further information on VIEs see Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
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
The Company is presenting the operations of certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. For information on the specific businesses and related impacts, see Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended March 31,
	2013	2012
Tax expense (benefit) at U.S. Federal statutory rate	$(157)	$1
Tax-exempt interest	(34)	(36)
Dividends-received deduction	(32)	(33)
Valuation allowance	(7)	(20)
Other [1]	22	(7)
Income tax benefit	$(208)	$(95)

[1]	Includes a permanent difference of $25 related to non-deductible goodwill for the three months ended March 31, 2013.

The separate account dividends-received deduction (“DRD”) is estimated for the current year using information from the most recent return, adjusted for current year equity market performance and other appropriate factors, including estimated levels of corporate dividend payments and level of policy owner equity account balances. The actual current year DRD can vary from estimates based on, but not limited to, changes in eligible dividends received in the mutual funds, amounts of distribution from these mutual funds, amounts of short-term capital gains at the mutual fund level and the Company’s taxable income before the DRD. The Company evaluates its DRD computations on a quarterly basis.
The Company’s $48 unrecognized tax benefits were unchanged for the three months ended March 31, 2013. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude in the second quarter of 2014. The 2010-2011 audit commenced in the fourth quarter of 2012 and is expected to conclude by the end of 2014. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance, relating mostly to foreign net operating losses, was $51 as of March 31, 2013 and $58 as of December 31, 2012. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current year presentation.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $25 in the first quarter of 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized $634 in reinsurance loss on disposition offset by $634 in net realized capital gains for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
Upon closing, in the first quarter of 2013 the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under an indemnity reinsurance arrangement. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Retirement Plans business. The Company also transferred invested assets with a carrying value of $9.3 billion, net of the ceding commission, to MassMutual and recognized other non-cash decreases in assets totaling $200 relating to deferred acquisition costs, deferred income taxes, goodwill, property and equipment and other assets associated with the disposition. The Company will continue to sell retirement plans during a transition period of 18-24 months and MassMutual will assume all expenses and risk for these sales through the reinsurance agreement.
The Retirement Plans business is included in the Talcott Resolution reporting segment. For the three months ended March 31, 2012, Retirement Plans total revenues were $211 and net income was $18.
Sale of Individual Life
On January 2, 2013 the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. In 2012, the Company recognized a reinsurance loss on business disposition of $533, pre-tax, which included a goodwill impairment charge of $342 and a loss accrual for premium deficiency of $191. The loss accrual of $191 is included in other liabilities as of December 31, 2012. For additional information, see Note 2 - Business Dispositions and Note 9 - Goodwill and Other Intangible Assets in The Hartford's 2012 Annual Report on Form 10-K . Upon closing, in the first quarter of 2013 the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
Upon closing, in the first quarter of 2013 the Company reinsured $8.7 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Individual Life business. The Company also transferred invested assets with a carrying value of $8.0 billion, exclusive of $1.4 billion of assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and recognized other non-cash decreases in assets totaling $1.8 billion relating to deferred acquisition costs, deferred income taxes, property and equipment and other assets and other non-cash decreases in liabilities totaling $1.5 billion relating to other liabilities including the $191 loss accrual for premium deficiency, associated with the disposition. The Company will continue to sell life insurance products and riders during a transition period of 18-24 months and Prudential will assume all expenses and risk for these sales through the reinsurance agreement.
The Individual Life business is included in the Talcott Resolution reporting segment. For the three months ended March 31, 2012, Individual Life total revenues were $348 and net income was $19.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)
Composition of Invested Assets Transferred
The following table presents invested assets transferred by the Company in connection with the sale of the Retirement Plans and Individual Life businesses in January 2013.

As of Closing
Carrying Value
Asset-backed securities ("ABS")	$289
Collaterialized debt obligations ("CDOs") [1]	474
Commercial mortgage-backed securities ("CMBS")	949
Corporate	11,651
Foreign government/government agencies	263
States, municipalities and political subdivisions ("Municipal")	900
Residential mortgage-backed securities ("RMBS")	707
U.S. Treasuries	116
Total fixed maturities, available-for-sale ("AFS") at fair value (amortized cost of $13,916) [2]	15,349
Equity securities, AFS, at fair value (cost of $35) [3]	37
Fixed maturities, at fair value using the fair value option ("FVO") [4]	16
Mortgage loans (net of allowances for loan losses of $1)	1,364
Policy loans, at outstanding balance	582
Total invested assets transferred	$17,348

[1]	The market value includes the fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in the net realized capital gains (losses).

[2]	Includes $14.7 billion and $670 of securities in level 2 and 3 of the fair value hierarchy, respectively.

[3]	All equity securities transferred are included in level 2 of the fair value hierarchy.

[4]	All FVO securities transferred are included in level 3 of the fair value hierarchy.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three months ended March 31,
(In millions, except for per share data)	2013	2012
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$(241)	$97
Less: Preferred stock dividends	10	10
Income (loss) from continuing operations, net of tax, available to common shareholders	(251)	87
Add: Dilutive effect of preferred stock dividends	—	—
Income (loss) from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$(251)	$87
Income (loss) from discontinued operations, net of tax	$—	$(1)
Net income (loss)
Net income (loss)	$(241)	$96
Less: Preferred stock dividends	10	10
Net income (loss) available to common shareholders	(251)	86
Add: Dilutive effect of preferred stock dividends	—	—
Net income (loss) available to common shareholders and assumed conversion of preferred shares	$(251)	$86
Shares
Weighted average common shares outstanding, basic	436.3	440.7
Dilutive effect of warrants	—	26.4
Dilutive effect of stock compensation plans	—	1.9
Dilutive effect of mandatory convertible preferred shares	—	—
Weighted average shares outstanding and dilutive potential common shares	436.3	469.0
Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.58)	$0.20
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss) available to common shareholders	$(0.58)	$0.20
Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$(0.58)	$0.19
Income (loss) from discontinued operations, net of tax	—	(0.01)
Net income (loss) available to common shareholders	$(0.58)	$0.18
As a result of the losses available to common shareholders for the three months ended March 31, 2013, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 31.7 million, stock compensation plans of 3.9 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 21.2 million, would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 493.1 million.
For the three months ended March 31, 2012, 20.9 million shares, respectively, for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 489.9 million.
The declaration of a quarterly common stock dividend of $0.10 during the first quarter of 2013 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at March 31, 2013 was $9.579.
In addition, the declaration of a quarterly common stock dividend in the first quarter of 2013 triggered a provision in The Hartford’s Fixed Conversion Rate Agreement, relating to the Company’s mandatory convertible preferred stock, resulting in an adjustment to the minimum conversion rate to 30.1920 from 29.8831 shares of Common Stock per share of Series F Preferred Stock and the maximum conversion rate to 36.8365 from 36.4596 shares of Common Stock per share of Series F Preferred Stock. On April 1, 2013 the mandatory convertible preferred stock converted to 21.2 million shares of common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment Information
The Company currently conducts business principally in six reporting segments, as well as a Corporate category. Historical financial results for the Individual Life and Retirement Plans businesses sold in the first quarter of 2013 have been reported in the Talcott Resolution reporting segment.
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
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's U.S. annuity, international (primarily in Japan and Europe) annuity, and institutional and private-placement life insurance businesses, as well as the Retirement Plans and Individual Life businesses that were sold in the first quarter of 2013. For information regarding the sale of these businesses, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Net income (loss)	2013	2012
Property & Casualty Commercial	$253	$189
Consumer Markets	77	108
Property & Casualty Other Operations	21	27
Group Benefits	42	18
Mutual Funds	18	20
Talcott Resolution	(294)	(170)
Corporate	(358)	(96)
Net income (loss)	$(241)	$96

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Revenues	2013	2012
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$733	$733
Property	125	125
Automobile	144	146
Package business	281	292
Liability	138	141
Fidelity and surety	49	52
Professional liability	59	68
Total Property & Casualty Commercial	1,529	1,557
Consumer Markets
Automobile	619	632
Homeowners	277	277
Total Consumer Markets [1]	896	909
Property & Casualty Other Operations	—	—
Group Benefits
Group disability	359	443
Group life	426	479
Other	41	50
Total Group Benefits	826	972
Mutual Funds
Retail	129	123
Annuity and other	35	28
Total Mutual Funds	164	151
Talcott Resolution	541	935
Corporate	3	52
Total earned premiums, fees, and other considerations	3,959	4,576
Net investment income (loss):
Securities available-for-sale and other	856	1,070
Equity securities, trading	2,700	2,866
Total net investment income	3,556	3,936
Net realized capital gains (losses)	1,595	(910)
Other revenues	68	59
Total revenues	$9,178	$7,661

[1]	For the three months ended March 31, 2013 and 2012, AARP members accounted for earned premiums of $662 and $676, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. As of March 31, 2013 and 2012, the amount of transfers from Level 1 to Level 2 was $115 and $138, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,422	$—	$2,147	$275
CDO	2,558	—	1,757	801
CMBS	5,205	—	4,365	840
Corporate	31,468	—	29,746	1,722
Foreign government/government agencies	3,927	—	3,876	51
Municipal	13,238	—	13,087	151
RMBS	6,716	—	5,436	1,280
U.S. Treasuries	4,133	350	3,783	—
Total fixed maturities	69,667	350	64,197	5,120
Fixed maturities, FVO	982	—	766	216
Equity securities, trading	28,099	1,773	26,326	—
Equity securities, AFS	862	340	437	85
Derivative assets
Credit derivatives	24	—	9	15
Equity derivatives	12	—	—	12
Foreign exchange derivatives	(109)	—	(109)	—
Interest rate derivatives	178	—	175	3
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	242	—	17	225
U.S. macro hedge program	208	—	—	208
International program hedging instruments	469	—	407	62
Other derivative contracts	22	—	—	22
Total derivative assets [1]	1,046	—	499	547
Short-term investments	4,412	374	4,038	—
Limited partnerships and other alternative investments [2]	928	—	591	337
Reinsurance recoverable for U.S. GMWB	139	—	—	139
Modified coinsurance reinsurance contracts	5	—	5	—
Separate account assets [3]	140,557	101,725	38,009	823
Total assets accounted for at fair value on a recurring basis	$246,697	$104,562	$134,868	$7,267
Percentage of level to total	100%	42%	55%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(795)	$—	$—	$(795)
International guaranteed withdrawal benefits	(34)	—	—	(34)
International other guaranteed living benefits	4	—	—	4
Equity linked notes	(10)	—	—	(10)
Total other policyholder funds and benefits payable	(835)	—	—	(835)
Derivative liabilities
Credit derivatives	(1)	—	8	(9)
Equity derivatives	20	—	—	20
Foreign exchange derivatives	(44)	—	(44)	—
Interest rate derivatives	(541)	—	(512)	(29)
U.S. GMWB hedging instruments	104	—	—	104
U.S. macro hedge program	35	—	—	35
International program hedging instruments	(94)	—	13	(107)
Total derivative liabilities [4]	(521)	—	(535)	14
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,358)	$—	$(535)	$(823)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,763	$—	$2,485	$278
CDOs	3,040	—	2,096	944
CMBS	6,321	—	5,462	859
Corporate	44,049	—	42,048	2,001
Foreign government/government agencies	4,136	—	4,080	56
Municipal	14,361	—	14,134	227
RMBS	7,480	—	6,107	1,373
U.S. Treasuries	3,772	115	3,657	—
Total fixed maturities	85,922	115	80,069	5,738
Fixed maturities, FVO	1,087	8	865	214
Equity securities, trading	28,933	1,847	27,086	—
Equity securities, AFS	890	337	469	84
Derivative assets
Credit derivatives	(19)	—	(8)	(11)
Equity derivatives	32	—	—	32
Foreign exchange derivatives	104	—	104	—
Interest rate derivatives	235	—	268	(33)
U.S. GMWB hedging instruments	36	—	(53)	89
U.S. macro hedge program	186	—	—	186
International program hedging instruments	448	—	318	130
Other derivative contracts	23	—	—	23
Total derivative assets [1]	1,045	—	629	416
Short-term investments	4,581	342	4,239	—
Limited partnerships and otheralternative investments [2]	907	—	593	314
Reinsurance recoverable for U.S. GMWB	191	—	—	191
Separate account assets [3]	138,509	97,988	39,938	583
Total assets accounted for at fair value on a recurring basis	$262,065	$100,637	$153,888	$7,540
Percentage of level to total	100%	38%	59%	3%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(1,249)	$—	$—	$(1,249)
International guaranteed withdrawal benefits	(50)	—	—	(50)
International other guaranteed living benefits	2	—	—	2
Equity linked notes	(7)	—	—	(7)
Total other policyholder funds and benefits payable	(1,304)	—	—	(1,304)
Derivative liabilities
Credit derivatives	(18)	—	(33)	15
Equity derivatives	25	—	—	25
Foreign exchange derivatives	(24)	—	(24)	—
Interest rate derivatives	(517)	—	(518)	1
U.S. GMWB hedging instruments	536	—	106	430
U.S Macro hedge program	100	—	—	100
International program hedging instruments	(279)	—	(217)	(62)
Total derivative liabilities [4]	(177)	—	(686)	509
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,483)	$—	$(686)	$(797)

[1]
Includes over-the-counter derivative instruments in a net asset value position which may require the counterparty to pledge collateral to the Company. As of March 31, 2013 and December 31, 2012, $357 and $160, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 3 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $4.6 billion and $3.1 billion of investment sales receivable that are not subject to fair value accounting are excluded as of March 31, 2013 and December 31, 2012, respectively.

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
The Company conducts other specific activities to monitor controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2013 and December 31, 2012, 95% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

	As of March 31, 2013
Securities	Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS	$840	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	346	bps	3,250	bps	949	bps	Decrease
Corporate [3]	1,138	Discounted cash flows	Spread	135	bps	4,346	bps	336	bps	Decrease
Municipal	151	Discounted cash flows	Spread	208	bps	270	bps	228	bps	Decrease
RMBS	1,280	Discounted cash flows	Spread	54	bps	1,692	bps	269	bps	Decrease
			Constant prepayment rate	—%		12.0%		2.0%		Decrease [4]
			Constant default rate	1.0%		24.0%		8.0%		Decrease
			Loss severity	—%		100.0%		80.0%		Decrease
	As of December 31, 2012
CMBS	$859	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320	bps	3,615	bps	1,031	bps	Decrease
Corporate [3]	1,371	Discounted cash flows	Spread	106	bps	900	bps	328	bps	Decrease
Municipal	227	Discounted cash flows	Spread	227	bps	344	bps	258	bps	Decrease
RMBS	1,373	Discounted cash flows	Spread	54	bps	1,689	bps	367	bps	Decrease
			Constant prepayment rate	—%		12%		2.0%		Decrease [4]
			Constant default rate	1.0%		24%		8.0%		Decrease
			Loss severity	—%		100%		80.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	As of March 31, 2013
Freestanding Derivatives	Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$32	Option model	Equity volatility	21%	23%	Increase
Interest rate derivative
Interest rate swaps	(53)	Discounted cash flows	Swap curve beyond 30 years	3.0%	3.0%	Increase
Long interest rate swaptions	27	Option model	Interest rate volatility	1%	1%	Increase
U.S. GMWB hedging instruments
Equity options	153	Option model	Equity volatility	21%	29%	Increase
Customized swaps	176	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	243	Option model	Equity volatility	20%	29%	Increase
International program hedging
Equity options	(45)	Option model	Equity volatility	23%	42%	Increase
	As of December 31, 2012
Equity derivatives
Equity options	57	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(55)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
Long interest rate swaptions	23	Option model	Interest rate volatility	—%	1%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International program hedging
Equity options	26	Option model	Equity volatility	19%	27%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	—%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended March 31, 2013, no significant adjustments were made by the Company to broker prices received.
As of March 31, 2013 and December 31, 2012, excluded from the tables above are limited partnerships and other alternative investments which total $337 and $314, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized losses of $(10) and $(49), for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012 the credit standing adjustment was $2 and $12, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized losses of $1 and $0 for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012 the behavior risk margin was $254 and $302, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains of approximately $8 and $13, for the three months ended March 31, 2013 and 2012.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three months ended March 31, 2013 and 2012, for the financial instruments classified as Level 3.
For the three months ended March 31, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(3)	(12)	(5)	17	—	—	29	26	15
Included in OCI [3]	25	45	45	(12)	(2)	1	20	122	—
Purchases	23	1	—	26	12	6	91	159	6
Settlements	(5)	(24)	(24)	(59)	(1)	—	(41)	(154)	(1)
Sales	(34)	(185)	(61)	(281)	(8)	(39)	(192)	(800)	(18)
Transfers into Level 3 [4]	—	32	26	70	—	—	—	128	1
Transfers out of Level 3 [4]	(9)	—	—	(40)	(6)	(44)	—	(99)	(1)
Fair value as of March 31, 2013	$275	$801	$840	$1,722	$51	$151	$1,280	$5,120	$216
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(4)	$(2)	$(3)	$(4)	$—	$—	$—	$(13)	$36

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(6)	2	(22)	7	(190)	(64)	(84)	(1)	(352)
Included in OCI [3]	9	—	—	—	—	—	—	—	—
Purchases	1	—	—	(3)	—	21	(24)	—	(6)
Settlements	—	—	(3)	—	—	—	(5)	—	(8)
Sales	(3)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	2	—	—	—	—	2
Fair value as of March 31, 2013	$85	$6	$32	$(26)	$329	$243	$(45)	$22	$561
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(6)	$2	$(21)	$1	$(185)	$(63)	$(41)	$(1)	$(308)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2013	$314	$191	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	7	(60)	15
Included in OCI [3]	—	—	—
Purchases	60	—	255
Settlements	—	8	—
Sales	(21)	—	(26)
Transfers into Level 3 [4]	—	—	—
Transfers out of Level 3 [4]	(23)	—	(4)
Fair value as of March 31, 2013	$337	$139	$823
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$7	$(60)	$8

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2013	$(1,249)	$(50)	$2	$(7)	$(1,304)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	456	14	3	(3)	470	—
Included in OCI [3]	—	3	—	—	3	—
Settlements	(2)	(1)	(1)	—	(4)	—
Fair value as of March 31, 2013	$(795)	$(34)	$4	$(10)	$(835)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$456	$14	$3	$(3)	$470	$—

 For the three months ended March 31, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$361	$368	$588	$2,255	$49	$437	$1,063	$5,121	$495
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	2	(5)	(3)	—	—	7	1	27
Included in OCI [3]	9	63	23	10	—	(11)	26	120	—
Purchases	—	—	12	134	7	212	80	445	—
Settlements	(35)	(10)	(32)	(20)	(1)	—	(33)	(131)	—
Sales	(12)	(3)	—	(53)	—	—	(34)	(102)	(14)
Transfers into Level 3 [4]	—	483	450	202	—	—	—	1,135	—
Transfers out of Level 3 [4]	(24)	—	(35)	(531)	—	(13)	—	(603)	—
Fair value as of March 31, 2012	$299	$903	$1,001	$1,994	$55	$625	$1,109	$5,986	$508
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2012 [2] [7]	$—	$—	$(5)	$—	$—	$—	$(6)	$(11)	$18

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

	Three months ended March 31,
	2013	2012
Assets
Fixed maturities, FVO
Corporate	$(9)	$1
CDOs	6	19
Foreign government	(49)	(49)
Other liabilities
Credit-linked notes	—	(12)
Total realized capital gains (losses)	$(52)	$(41)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	March 31, 2013	December 31, 2012
Assets
Fixed maturities, FVO
CDOs	$209	$205
CMBS	6	5
Corporate	97	140
Foreign government	664	730
U.S government	—	2
Municipals	1	1
RMBS	5	4
Total fixed maturities, FVO	$982	$1,087

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,421	$1,486	$1,997	$2,165
Mortgage loans	Level 3	5,229	5,399	6,711	6,933
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,425	$9,748	$9,558	$9,910
Senior notes [2]	Level 2	5,227	6,172	5,706	7,071
Junior subordinated debentures [2]	Level 2	1,100	1,316	1,100	1,265
Consumer notes [3]	Level 3	130	131	159	159

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in debt in the Condensed Consolidated Balance Sheets.

[3]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2012.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2013	2012
Gross gains on sales [1]	$1,719	$259
Gross losses on sales	(82)	(97)
Net OTTI losses recognized in earnings	(21)	(29)
Valuation allowances on mortgage loans	—	1
Japanese fixed annuity contract hedges, net [2]	3	(20)
Periodic net coupon settlements on credit derivatives/Japan	(6)	(5)
Results of variable annuity hedge program
GMWB derivatives, net	47	185
U.S. macro hedge program	(85)	(189)
Total U.S. program	(38)	(4)
International program	(192)	(1,219)
Total results of variable annuity hedge program	(230)	(1,223)
Other, net [3]	212	204
Net realized capital gains (losses)	$1,595	$(910)

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.

[2]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[3]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives and Japan 3Win related foreign currency swaps. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $1.6 billion and $133, respectively, for the three months ended March 31, 2013 and 2012. Proceeds from sales of AFS securities totaled $8.7 billion and $12.7 billion, respectively, for the three months ended March 31, 2013 and 2012.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2013	2012
Balance as of beginning of period	$(1,013)	$(1,676)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(8)	(12)
Securities previously impaired	(2)	(5)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	114	160
Securities due to an increase in expected cash flows	3	3
Balance as of end of period	$(906)	$(1,530)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,498	$44	$(120)	$2,422	$(5)	$2,883	$63	$(183)	$2,763	$(4)
CDOs [2]	2,623	75	(125)	2,558	(6)	3,170	60	(159)	3,040	(14)
CMBS	4,995	330	(120)	5,205	(14)	6,083	417	(179)	6,321	(11)
Corporate	28,582	3,106	(220)	31,468	(9)	39,694	4,631	(276)	44,049	(19)
Foreign govt./govt. agencies	3,807	192	(72)	3,927	—	3,985	191	(40)	4,136	—
Municipal	12,101	1,155	(18)	13,238	—	13,001	1,379	(19)	14,361	—
RMBS	6,632	188	(104)	6,716	(20)	7,318	295	(133)	7,480	(32)
U.S. Treasuries	4,023	129	(19)	4,133	—	3,613	175	(16)	3,772	—
Total fixed maturities, AFS	65,261	5,219	(798)	69,667	(54)	79,747	7,211	(1,005)	85,922	(80)
Equity securities, AFS	792	114	(44)	862	—	866	81	(57)	890	—
Total AFS securities [3]	$66,053	$5,333	$(842)	$70,529	$(54)	$80,613	$7,292	$(1,062)	$86,812	$(80)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2013 and December 31, 2012.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

[3]
As of December 31, 2012, includes fixed maturities, AFS and equity securities, AFS relating to the sales of the Retirement Plans and Individual Life Businesses; see Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$1,701	$1,726
Over one year through five years	11,966	12,657
Over five years through ten years	11,892	12,933
Over ten years	22,954	25,450
Subtotal	48,513	52,766
Mortgage-backed and asset-backed securities	16,748	16,901
Total fixed maturities, AFS	$65,261	$69,667

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

	March 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$361	$360	$(1)	$716	$597	$(119)	$1,077	$957	$(120)
CDOs [1]	4	3	(1)	2,481	2,342	(124)	2,485	2,345	(125)
CMBS	359	342	(17)	1,064	961	(103)	1,423	1,303	(120)
Corporate	1,815	1,779	(36)	1,569	1,385	(184)	3,384	3,164	(220)
Foreign govt./govt. agencies	982	913	(69)	16	13	(3)	998	926	(72)
Municipal	403	394	(9)	106	97	(9)	509	491	(18)
RMBS	1,863	1,844	(19)	771	686	(85)	2,634	2,530	(104)
U.S. Treasuries	423	404	(19)	—	—	—	423	404	(19)
Total fixed maturities, AFS	6,210	6,039	(171)	6,723	6,081	(627)	12,933	12,120	(798)
Equity securities, AFS	71	69	(2)	260	218	(42)	331	287	(44)
Total securities in an unrealized loss	$6,281	$6,108	$(173)	$6,983	$6,299	$(669)	$13,264	$12,407	$(842)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$163	$161	$(2)	$886	$705	$(181)	$1,049	$866	$(183)
CDOs [1]	5	4	(1)	2,567	2,389	(158)	2,572	2,393	(159)
CMBS	339	322	(17)	1,248	1,086	(162)	1,587	1,408	(179)
Corporate	1,261	1,218	(43)	1,823	1,590	(233)	3,084	2,808	(276)
Foreign govt./govt. agencies	1,380	1,343	(37)	20	17	(3)	1,400	1,360	(40)
Municipal	271	265	(6)	157	144	(13)	428	409	(19)
RMBS	910	908	(2)	869	738	(131)	1,779	1,646	(133)
U.S. Treasuries	583	567	(16)	—	—	—	583	567	(16)
Total fixed maturities, AFS	4,912	4,788	(124)	7,570	6,669	(881)	12,482	11,457	(1,005)
Equity securities, AFS	69	67	(2)	280	225	(55)	349	292	(57)
Total securities in an unrealized loss	$4,981	$4,855	$(126)	$7,850	$6,894	$(936)	$12,831	$11,749	$(1,062)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of March 31, 2013, AFS securities in an unrealized loss position, consisted of 1,967 securities, primarily related to corporate securities within the financial services sector, ABS, CMBS, CDOs, and RMBS which have experienced price deterioration. As of March 31, 2013, 90% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2013 was primarily attributable to spread tightening in certain sectors partially offset by an increase in interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be wider than spreads at the security's respective purchase date for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of commercial and residential real estate. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	March 31, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Commercial	$5,297	$(68)	$5,229	$6,779	$(68)	$6,711
Total mortgage loans [2]	$5,297	$(68)	$5,229	$6,779	$(68)	$6,711

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
As of December 31, 2012, includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

As of March 31, 2013 and December 31, 2012, the carrying value of mortgage loans associated with the valuation allowance was $307 and $291, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of March 31, 2013 and $47 and $3, respectively, as of December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	Three Months Ended March 31,
	2013	2012
Balance, as of January 1	$(68)	$(102)
(Additions)/Reversals	(2)	1
Deductions	2	13
Balance, as of March 31	$(68)	$(88)
The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 58% as of March 31, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCR") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.08x as of March 31, 2013. The Company held only one delinquent commercial mortgage loan past due by 90 days or more. The total carrying value and valuation allowance of this loan totaled $0 and $50, respectively, as of March 31, 2013, and is not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$203	0.97x	$253	0.95x
65% - 80%	1,506	1.94x	2,220	2.12x
Less than 65%	3,520	2.22x	4,238	2.40x
Total commercial mortgage loans	$5,229	2.08x	$6,711	2.24x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$128	2.4%	$145	2.2%
Middle Atlantic	315	6.0%	477	7.1%
Mountain	78	1.5%	99	1.5%
New England	266	5.1%	350	5.2%
Pacific	1,510	28.9%	1,978	29.5%
South Atlantic	853	16.3%	1,378	20.5%
West North Central	16	0.3%	16	0.2%
West South Central	336	6.4%	398	5.9%
Other [1]	1,727	33.1%	1,870	27.9%
Total mortgage loans	$5,229	100.0%	$6,711	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$129	2.5%	$142	2.1%
Industrial	1,659	31.7%	2,079	30.9%
Lodging	60	1.1%	81	1.2%
Multifamily	911	17.4%	1,200	17.9%
Office	1,124	21.5%	1,510	22.5%
Retail	1,244	23.8%	1,460	21.8%
Other	102	2.0%	239	3.6%
Total mortgage loans	$5,229	100.0%	$6,711	100.0%
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

	March 31, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$59	$55	$7	$89	$88	$7
Investment funds [4]	163	—	164	163	—	162
Limited partnerships	4	1	3	6	1	5
Total	$226	$56	$174	$258	$89	$174

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $22 and $21, respectively as of March 31, 2013 and $23 and $23, respectively, as of December 31, 2012. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of March 31, 2013 and December 31, 2012, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 15 of the Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report.
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

6. Investments and Derivative Instruments (continued)
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
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $2.5 billion and $1.9 billion with a corresponding agreement to repurchase $2.5 billion and $1.9 billion as of March 31, 2013 and December 31, 2012, respectively.

The Company's repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company reported gross amounts of recognized liabilities of $960 and $923 in other liabilities on the Condensed Consolidated Balance sheets as of March 31, 2013 and December 31, 2012, respectively. These amounts represent the Company's obligations to repurchase securities under master netting agreements. The Company reported financial collateral pledged of $960 and $923 in fixed maturities, AFS on the Condensed Consolidated Balance sheets as of March 31, 2013 and December 31, 2012, respectively. The fixed maturities are predominantly U.S. government/government agency securities and are disallowed for offsetting under U.S. GAAP.

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
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of the Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the “pay” leg terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities, or liability contracts, or convert securities, or liabilities, denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities. During the first quarter of 2013, the Company entered into a treasury lock contract to hedge the interest payments of a fixed rate debt issuance anticipated during second quarter of 2013. Subsequent to March 31, 2013, the fixed rate debt was issued and the treasury lock contract was terminated.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
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
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2013 and December 31, 2012, the notional amount of interest rate swaps in offsetting relationships was $7.5 billion.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
Prior to the second quarter of 2009, the Company offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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

6. Investments and Derivative Instruments (continued)
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
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Customized swaps	$7,912	$7,787	$176	$238
Equity swaps, options, and futures	4,903	5,130	139	267
Interest rate swaps and futures	6,405	5,705	31	67
Total	$19,220	$18,622	$346	$572
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Equity futures	$391	$—	$—	$—
Equity options	6,158	7,442	243	286
Total	$6,549	$7,442	$243	$286
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. During 2013, the Company expanded its hedging program to effectively eliminate equity and foreign currency exchange risk. The hedging derivatives are comprised of equity futures, options, and swaps and currency forwards and options to partially hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in the U.K. and Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations. The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Credit derivatives	$350	$350	$28	$28
Currency forwards [1]	9,160	9,327	153	(87)
Currency options	15,462	10,342	9	(24)
Equity futures	2,294	2,332	—	—
Equity options	4,240	3,952	(46)	47
Equity swaps	4,735	2,617	(7)	(12)
Customized swaps	829	899	(20)	(11)
Interest rate futures	486	634	—	—
Interest rate swaps and swaptions	34,567	32,632	258	228
Total	$72,123	$63,085	$375	$169

[1]
As of March 31, 2013 and December 31, 2012 net notional amounts are $2.3 billion and $0.1 billion, respectively, which include $5.7 billion and $4.7 billion, respectively, related to long positions and $3.4 billion and $4.6 billion, respectively, related to short positions.

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
Modified coinsurance reinsurance contracts
As of March 31, 2013, the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves that are carried at fair value.
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. For reporting purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $1.4 billion and $1.5 billion as of March 31, 2013, and December 31, 2012, respectively. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$6,264	$6,063	$200	$271	$204	$271	$(4)	$—
Foreign currency swaps	143	163	(16)	(17)	4	3	(20)	(20)
Total cash flow hedges	6,407	6,226	184	254	208	274	(24)	(20)
Fair value hedges
Interest rate swaps	1,536	753	(48)	(55)	—	—	(48)	(55)
Foreign currency swaps	40	40	13	16	13	16	—	—
Total fair value hedges	1,576	793	(35)	(39)	13	16	(48)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	9,089	17,117	(515)	(497)	431	556	(946)	(1,053)
Foreign exchange contracts
Foreign currency swaps and forwards	261	355	(12)	(16)	6	5	(18)	(21)
Japan 3Win foreign currency swaps	1,816	1,816	(257)	(127)	—	—	(257)	(127)
Japanese fixed annuity hedging instruments	1,586	1,652	118	224	147	228	(29)	(4)
Credit contracts
Credit derivatives that purchase credit protection	1,185	1,823	(7)	(8)	5	5	(12)	(13)
Credit derivatives that assume credit risk [1]	2,533	2,745	39	(29)	54	19	(15)	(48)
Credit derivatives in offsetting positions	9,056	9,497	(24)	(32)	81	94	(105)	(126)
Equity contracts
Equity index swaps and options	972	994	21	47	33	57	(12)	(10)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	27,695	28,868	(795)	(1,249)	—	—	(795)	(1,249)
U.S. GMWB reinsurance contracts	5,463	5,773	139	191	139	191	—	—
U.S. GMWB hedging instruments	19,220	18,622	346	572	564	743	(218)	(171)
U.S. macro hedge program	6,549	7,442	243	286	309	356	(66)	(70)
International program product derivatives [2]	2,301	2,454	(30)	(48)	—	—	(30)	(48)
International program hedging instruments	72,123	63,085	375	169	975	1,020	(600)	(851)
Other
Contingent capital facility put option	500	500	22	23	22	23	—	—
Modified coinsurance reinsurance contracts	1,350	—	5	—	5	—	—	—
Total non-qualifying strategies	161,699	162,743	(332)	(494)	2,771	3,297	(3,103)	(3,791)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$169,682	$169,762	$(183)	$(279)	$2,992	$3,587	$(3,175)	$(3,866)
Balance Sheet Location
Fixed maturities, available-for-sale	$467	$703	$(15)	$(32)	$—	$—	$(15)	$(32)
Other investments	81,253	54,504	1,046	1,045	1,937	1,581	(891)	(536)
Other liabilities	51,088	77,384	(521)	(177)	911	1,815	(1,432)	(1,992)
Consumer notes	16	26	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverables	6,813	5,773	144	191	144	191	—	—
Other policyholder funds and benefits payable	30,045	31,372	(835)	(1,304)	—	—	(835)	(1,304)
Total derivatives	$169,682	$169,762	$(183)	$(279)	$2,992	$3,587	$(3,175)	$(3,866)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2012, was primarily due to the following:

•
The decrease in notional amount of non-qualifying interest rate contracts primarily resulted from the termination of interest rate swaptions purchased during the third quarter of 2012 designed to hedge the interest rate risk of the securities being transferred related to the sale of the Retirement Plan business segment.

•
The $72.1 billion notional amount related to the international program hedging instruments as of March 31, 2013, consisted of $68.7 billion of long positions and $3.4 billion of offsetting short positions, resulting in a net notional amount of $65.3 billion. The $63.1 billion notional amount as of December 31, 2012, consisted of $58.5 billion of long positions and $4.6 billion of offsetting short positions, resulting in a net notional amount of $53.9 billion. The increase in net notional of $11.4 billion primarily resulted from the Company expanding its hedging program to effectively eliminate equity and foreign currency exchange risk.

•
The increase in notional amount of modified coinsurance reinsurance contracts was due to an embedded derivative resulting from the Company entering into a modified coinsurance arrangement in connection with the sale of the Individual Life business.

Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2012, was primarily related to the following:

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior.

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets.  Amounts offset include fair value amounts, income accruals and cash collateral held related to derivative instruments that are traded under a common master netting agreement, as described above.  Also included in the tables are financial collateral received and pledged, which is contractually permitted to be offset upon an event of default, however is disallowed for offsetting under U.S. GAAP.

As of March 31, 2013
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$2,848	$2,078	$1,046	$(276)	$549	$221

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,323)	$(1,715)	$(521)	$(87)	$(575)	$(33)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)

As of December 31, 2012
	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$3,396	$2,503	$1,045	$(152)	$759	$134

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,528)	$(1,895)	$(177)	$(456)	$(541)	$(92)

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets.

[4]	Excludes exchange-traded futures which are settled daily.
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Interest rate swaps	$(71)	$(33)	$—	$—
Foreign currency swaps	1	(5)	—	—
Total	$(70)	$(38)	$—	$—
Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three months ended March 31,
	Location	2013	2012
Interest rate swaps	Net realized capital gain/(loss)	$73	$5
Interest rate swaps	Net investment income	24	36
Foreign currency swaps	Net realized capital gain/(loss)	(3)	3
Total		$94	$44

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
As of March 31, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $91. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years.
During the three months months ended March 31, 2013 and March 31, 2012 , the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three months ended March 31,
	2013		2012
	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$6	$(8)	$11	$(10)
Foreign currency swaps
Net realized capital gain/(loss)	(2)	2	9	(9)
Benefits, losses and loss adjustment expenses	(1)	1	(3)	3
Total	$3	$(5)	$17	$(16)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three months ended March 31,
	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$18	$2
Foreign exchange contracts
Foreign currency swaps and forwards	2	(5)
Japan 3Win foreign currency swaps [1]	(130)	(181)
Japanese fixed annuity hedging instruments [2]	(101)	(128)
Credit contracts
Credit derivatives that purchase credit protection	(9)	(36)
Credit derivatives that assume credit risk	14	149
Equity contracts
Equity index swaps and options	(20)	(19)
Variable annuity hedge program
U.S. GMWB product derivatives	456	896
U.S. GMWB reinsurance contracts	(60)	(143)
U.S. GMWB hedging instruments	(349)	(568)
U.S. macro hedge program	(85)	(189)
International program product derivatives	17	35
International program hedging instruments	(209)	(1,254)
Other
Contingent capital facility put option	(2)	(2)
Modified coinsurance reinsurance contracts	5	—
Total	$(453)	$(1,443)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $116 and $118 for the three months ended March 31, 2013 and 2012, respectively.

[2]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $151 and $157 for the three months ended March 31, 2013 and 2012, respectively.
For the three months ended March 31, 2013, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar. These losses were partially offset by gains due to a decrease in Japanese interest rates.

•	The net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of favorable policyholder behavior.

•	The net loss on U.S. macro hedge program was primarily due to an improvement in domestic equity markets, the passage of time, and lower equity volatility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
For the three months ended March 31, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and an increase in global and domestic equity markets.

•	The net loss on U.S. macro hedge program was primarily driven by an increase in the domestic equity market and lower equity market volatility.

•
The net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a lower equity and interest rate volatility, favorable policyholder behavior, and a general increase in long-term interest rates.

•
The net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to the U.S. dollar strengthening in comparison to the Japanese yen and strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2013 and December 31, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
As of March 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,156	$15	3 years	Corporate Credit/ Foreign Gov.	A	$1,267	$(20)
Below investment grade risk exposure	131	—	1 year	Corporate Credit	B+	132	(3)
Basket credit default swaps [4]
Investment grade risk exposure	3,573	22	2 years	Corporate Credit	BBB+	2,604	(15)
Below investment grade risk exposure	326	31	5 years	Corporate Credit	BB	—	—
Investment grade risk exposure	330	(14)	4 years	CMBS Credit	A	330	14
Below investment grade risk exposure	195	(42)	4 years	CMBS Credit	B	195	42
Embedded credit derivatives
Investment grade risk exposure	350	325	4 years	Corporate Credit	BBB	—	—
Total	$7,061	$337				$4,528	$18

As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,321	$7	3 years	Corporate Credit/ Foreign Gov.	A	$1,367	$(26)
Below investment grade risk exposure	145	(1)	1 year	Corporate Credit	B+	145	(3)
Basket credit default swaps [4]
Investment grade risk exposure	3,978	7	3 years	Corporate Credit	BBB+	2,712	(13)
Investment grade risk exposure	330	(17)	4 years	CMBS Credit	A	330	17
Below investment grade risk exposure	195	(46)	4 years	CMBS Credit	B+	195	46
Embedded credit derivatives
Investment grade risk exposure	525	478	4 years	Corporate Credit	BBB-	—	—
Total	$7,494	$428				$4,749	$21

[1]
The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are written under master netting agreements which include credit support annexes ("CSAs") that provide for collateral postings at the legal entity and counterparty level in accordance with ratings and threshold levels. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $4.4 billion and $4.5 billion as of March 31, 2013 and December 31, 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Reinsurance
The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company's procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. The Company entered into two reinsurance transactions in connection with the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	Three Months Ended March 31,
Premiums Written	2013	2012
Direct	$2,796	$2,713
Assumed	62	57
Ceded	(335)	(221)
Net	$2,523	$2,549
Premiums Earned
Direct	$2,573	$2,611
Assumed	60	53
Ceded	(208)	(198)
Net	$2,425	$2,466
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $133 and $98 for the three months ended March 31, 2013, and 2012, respectively.
Life insurance fees, earned premiums and other are comprised of the following:

	Three Months Ended March 31,
	2013	2012
Gross fee income, earned premiums and other	$1,890	$2,202
Reinsurance assumed	33	33
Reinsurance ceded	(392)	(128)
Net fee income, earned premiums and other	$1,531	$2,107
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $232 and $67 for the three months ended March 31, 2013, and 2012, respectively.
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
The allowance for uncollectible reinsurance was $269 and $268, as of March 31, 2013 and December 31, 2012, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
As of March 31, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.2 billion and $9.1 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $8.8 billion and $6.5 billion, respectively, representing net reinsurance recoverables of approximately 2% and 12%, respectively, of the Company's consolidated stockholders' equity. As of March 31, 2013 the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.

8. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$5,725	$6,556
Deferred costs	332	439
Amortization — DAC	(432)	(445)
Amortization — Unlock benefit (charge), pre-tax [1]	(904)	124
Amortization — DAC related to business dispositions [2] [3]	(2,229)	—
Adjustments to unrealized gains and losses on securities AFS and other	25	(21)
Effect of currency translation	(86)	(76)
Balance, end of period	$2,431	$6,577

[1]
Includes Unlock charge of $887 in the three months ended March 31, 2013 related to elimination of future estimated gross profits on the Japan variable annuity block due to the increased costs associated with expanding the Japan variable annuity hedging program.

[2]
Includes accelerated amortization of $352 and $2,374 in the three months ended March 31, 2013 recognized upon the sale of the Retirement Plans and Individual Life businesses. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[3]
Includes previously unrealized gains on securities AFS of $148 and $349 recognized in the three months ended March 31, 2013 upon the sale of the Retirement Plans and Individual Life businesses, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	46	30	66
Paid	(40)	(32)	—
Unlock	(52)	(113)	—
Impact of reinsurance transaction	—	—	1,145
Currency translation adjustment	—	(54)	—
Liability balance as of March 31, 2013	$872	$492	$1,574
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	27	3	68
Paid	(28)	(6)	—
Unlock	(28)	(10)	—
Impact of reinsurance transaction	—	—	1,485
Currency translation adjustment	—	(3)	—
Reinsurance recoverable asset, as of March 31, 2013	$579	$20	$1,574

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	56	33	24
Paid	(50)	(53)	—
Unlock	(134)	(139)	11
Currency translation adjustment	—	(61)	—
Liability balance as of March 31, 2012	$976	$755	$263
Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	35	2	(3)
Paid	(33)	(7)	—
Unlock	(72)	13	—
Currency translation adjustment	—	(3)	—
Reinsurance recoverable asset, as of March 31, 2012	$654	$45	$19

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of March 31, 2013:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$19,993	$3,448	$630	69
With 5% rollup [2]	1,597	318	91	69
With Earnings Protection Benefit Rider (“EPB”) [3]	5,067	576	81	66
With 5% rollup & EPB	578	118	26	69
Total MAV	27,235	4,460	828
Asset Protection Benefit (“APB”) [4]	20,089	605	401	67
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	1,064	17	17	65
Reset [6] (5-7 years)	3,203	104	102	69
Return of Premium (“ROP”) [7]/Other	21,912	179	150	66
Subtotal U.S. GMDB	73,503	5,365	1,498	68
Less: General Account Value with U.S. GMDB	7,245
Subtotal Separate Account Liabilities with GMDB	66,258
Separate Account Liabilities without U.S. GMDB	78,893
Total Separate Account Liabilities	$145,151
Japan GMDB [9], [11]	$26,934	$3,091	$2,467	71
Japan GMIB [9], [11]	$25,129	$1,280	$1,280	70

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years . The GRB related to the Japan GMIB was $25.5 billion and $28.6 billion as of March 31, 2013 and December 31, 2012, respectively. The GRB related to the Japan GMAB and GMWB was $515 as of March 31, 2013 and $578 as of December 31, 2012. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2013, 52% of the GMDB RNAR and 86% of the GMIB NAR is reinsured to a Hartford affiliate, as a result, the effects of the reinsurance are not reflected in this disclosure.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of March 31, 2013	As of December 31, 2012
Equity securities (including mutual funds)	$59,493	$58,208
Cash and cash equivalents	6,765	6,940
Total	$66,258	$65,148
As of March 31, 2013 and December 31, 2012, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities through these funds.
See Note 5 for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.
10. Sales Inducements
Changes in sales inducement activity are as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$325	$434
Sales inducements deferred	—	1
Amortization — Unlock benefit (charge) [1]	(56)	5
Amortization charged to income	(11)	(10)
Amortization related to business dispositions [2]	(71)	—
Balance end of period	$187	$430

[1]
Includes Unlock charge of $52 in the three months ended March 31, 2013 related to elimination of future estimated gross profits on the Japan variable annuity block due to the increased costs associated with expanding the Japan variable annuity hedging program.

[2]
Represents accelerated amortization of $22 and $49 in the three months ended March 31, 2013 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

11. Commitments and Contingencies
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
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
Asbestos and Environmental Claims – As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2012 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results, financial condition and liquidity.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2013, is $684. Of this $684 the legal entities have posted collateral of $685 in the normal course of business. In addition, the Company has posted collateral of $46 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $14 to be posted as collateral. Based on derivative market values as of March 31, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $30 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers of seven derivative counterparty relationships were impacted. The Company has renegotiated the rating triggers with six counterparties, and is in the process of re-negotiating with the remaining counterparty, which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of March 31, 2013, the notional amount and fair value related to this counterparty is $2.1 billion and $5, respectively, for which the counterparty would owe the Company $5. This counterparty has the right to terminate the relationship and the Company would have to settle the outstanding derivatives prior to termination. Included in one of the six counterparties that the Company has renegotiated ratings triggers with is a customized GMWB derivative for which the Company has posted an additional collateral payment of $46 to prevent its termination following the downgrade action.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Employee Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Service cost	$—	$26	$—	$1
Interest cost	60	63	3	5
Expected return on plan assets	(79)	(78)	(3)	(3)
Amortization of prior service credit	—	(2)	(2)	—
Amortization of actuarial loss	14	53	—	—
Settlements	—	—	—	—
Net periodic benefit cost	$(5)	$62	$(2)	$3

The income in 2013 is a result of the expected return on plan assets more than offsetting the lower expenses due to the announced plan freeze. Lower expenses are primarily due to a change in the amortization period resulting in lower actuarial losses.

13. Stock Compensation Plans
The Company’s stock-based compensation plans include The Hartford 2010 Incentive Stock Plan, The Hartford Employee Stock Purchase Plan and The Hartford Deferred Stock Unit Plan. For a description of these plans, see Note 19 of the Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. The Company typically issues shares from treasury in satisfaction of stock-based compensation.

	Three months ended March 31,
	2013	2012
Stock-based compensation plans (benefit)/expense	$14	$40
Income tax (benefit)/expense	(5)	(14)
Total stock-based compensation plans (benefit)/expense, net of tax	$9	$26

The Company did not capitalize any cost of stock-based compensation. As of March 31, 2013, the total compensation cost related to non-vested awards not yet recognized was $124, which is expected to be recognized over a weighted average period of 2.2 years.

14. Discontinued Operations
The three months ended March 31, 2012 includes a loss of $1, net of tax, related to the operations of Specialty Risk Services reflected as discontinued operations in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	Three Months Ended March 31, 2013			Year Ended December 31, 2012
	Beginning of Period	Business Dispositions [1]	End of Period	Beginning of Period	Business Dispositions [2]	End of Period
Consumer Markets	119	—	119	119	—	119
Mutual Funds	149	—	149	159	(10)	149
Talcott Resolution:
Individual Life [3]	—	—	—	224	(224)	—
Retirement Plans [3]	87	(87)	—	87	—	87
Total Talcott Resolution	87	(87)	—	311	(224)	87
Corporate [3] [4]	299	(69)	230	417	(118)	299
Total	$654	$(156)	$498	$1,006	$(352)	$654

[1]	Represents a reduction in goodwill recognized in connection with the sale of Retirement Plans.

[2]	Represents a reduction in goodwill recognized in connection with the sale of WFS and a goodwill impairment recognized in connection with the sale of ILD.

[3]	For further information, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[4]
Carrying value as of March 31, 2013 and December 31, 2012 includes $138 and $92 for the Group Benefits and Mutual Funds reporting units, respectively. Carrying value as of December 31, 2012 also includes $69 for the Retirement Plans reporting unit.

16. Debt
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
Senior Debt
On March 26, 2013, the Company repurchased principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date. The Company recognized a loss on extinguishment in 2013 of approximately $138, after-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized discount and debt issuance costs.
On April 18, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043 for net proceeds of approximately $295, after deducting underwriting discounts and expenses from the offering. The 4.3% Notes bear interest at an annual fixed rate of 4.3% from the date of issuance to, April 15, 2043, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013. The Company, at its option, can redeem the 4.3% Notes at any time in whole, or from time to time in part, at a redemption price at a discount rate of US Treasury due November 15, 2042 plus 25 basis points or, if greater, 100% of the principal amount of notes to be redeemed, plus accrued and unpaid interest to the date of redemption.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Debt (continued)
Debt is carried net of discount. The carrying value of the Senior Notes and Debentures and Junior Subordinated Debentures by issuance are as follows:

	As of March 31,	As of December 31,
	2013	2012
Senior Notes and Debentures
4.625% Notes, due 2013	$320	$320
4.75% Notes, due 2014	200	200
4.0% Notes, due 2015	289	300
7.3% Notes, due 2015	167	200
5.5% Notes, due 2016	275	300
5.375% Notes, due 2017	415	499
4.0% Notes, due 2017	295	325
6.3% Notes, due 2018	320	500
6.0% Notes, due 2019	413	500
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	796	796
7.65% Notes, due 2027	80	149
7.375% Notes, due 2031	63	92
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	295	299
6.1% Notes, due 2041	325	325
6.625% Notes, due 2042	177	424
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Debt	6,327	7,126
Less: Current maturities of long-term debt	520	320
Long-term Debt	$5,807	$6,806
Revolving Credit Facility
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of March 31, 2013, the Company was in compliance with all financial covenants under the Credit Facility.
17. Equity
During the three months ended March 31, 2013, the Company repurchased 1.8 million common shares, for $45, and 200,000 warrants, for $3 through its equity repurchase program authorized on January 31, 2013. In addition, the Company repurchased 751,000 common shares, for $19, from April 1, 2013 to April 25, 2013. The warrants outstanding at March 31, 2013 were 51.9 million.
The declaration of a quarterly common stock dividend in the first quarter of 2013 triggered a provision in The Hartford’s Fixed Conversion Rate Agreement, relating to the Company’s mandatory convertible preferred stock, resulting in an adjustment to the minimum conversion rate to 30.1920 from 29.8831 shares of Common Stock per share of Series F Preferred Stock and the maximum conversion rate to 36.8365 from 36.4596 shares of Common Stock per share of Series F Preferred Stock. On April 1, 2013 the mandatory convertible preferred stock converted to 21.2 million shares of common stock.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 12-18 months. For related discussion of the Company's business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through March 31, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to March 31, 2013, and asset impairment charges, if any, will be expensed as appropriate.
Restructuring and other costs are expected to approximate $275, pre-tax. Restructuring costs and other costs of approximately $242, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs as of March 31, 2013 are as follows:

Property & Casualty Commercial	$7
Consumer Markets	3
Group Benefits	1
Mutual Funds	4
Talcott Resolutions	72
Corporate	188
Total restructuring and other costs	$275
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three months ended March 31,
	2013	2012
Severance benefits and related costs	$13	$9
Professional fees	5	—
Asset impairment charges	—	—
Other contract termination charges	—	—
Total restructuring and other costs	$18	$9
Restructuring and other costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	Three months ended March 31,
	2013	2012
Property & Casualty Commercial	$—	$—
Consumer Markets	—	—
Group Benefits	—	—
Mutual Funds	1	—
Talcott Resolutions	1	—
Corporate	16	9
Total restructuring and other costs	$18	$9
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Three months ended March 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	13	5	—	—	18
Payments/write-offs	(19)	(3)	—	—	(22)
Balance, end of period	$64	$2	$—	$—	$66

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Changes In and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI by component consist of the following:
Three months ended March 31, 2013

	Net Unrealized Gain on Securities [1]	OTTI Losses in OCI [1]	Net Gain (Loss) on Cash Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Pension and Other Postretirement Plan Adjustments [1]	Total AOCI [1]
Beginning balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843
OCI before reclassifications	161	23	(47)	(220)	—	(83)
Amounts reclassified from AOCI	(1,050)	(8)	(61)	—	8	(1,111)
Net OCI	(889)	15	(108)	(220)	8	(1,194)
Ending balance	$2,529	$(32)	$320	$186	$(1,354)	$1,649
[1]    All amounts are net of tax and DAC.

Reclassifications from AOCI consist of the following:
Three months ended March 31, 2013

AOCI	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$1,616	Net realized capital gains (losses)
	1,616	Total before tax
	566	Income tax expense
	$1,050	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$13	Net realized capital gains (losses)
	13	Total before tax
	5	Income tax expense (benefit)
	$8	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$73	Net realized capital gains (losses)
Interest rate swaps	24	Net investment income
Foreign currency swaps	(3)	Net realized capital gains (losses)
	94	Total before tax
	33	Income tax expense
	$61	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$2	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(14)	Insurance operating costs and other expenses
	(12)	Total before tax
	(4)	Income tax expense
	(8)	Net income (loss)
Total amounts reclassified from AOCI	$1,111	Net income (loss)
[1]    Includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.
[2]    Includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of March 31, 2013, compared with March 31, 2012, and its results of operations for the three months ended March 31, 2013, compared to the equivalent 2012 period. This discussion should be read in conjunction with MD&A in The Hartford’s 2012 Form 10-K Annual Report.
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 7 - Reinsurance of Notes to Condensed Consolidated Financial Statements.
Certain reclassifications have been made to prior period financial information to conform to the current period classifications. For further information on discontinued operations, see Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three months ended March 31,
	2013	2012	Change
Earned premiums	$3,252	$3,442	(6%)
Fee income	707	1,134	(38%)
Net investment income:
Securities available-for-sale and other	856	1,070	(20%)
Equity securities, trading [1]	2,700	2,866	(6%)
Total net investment income	3,556	3,936	(10)%
Net realized capital gains (losses) [2]	1,595	(910)	NM
Other revenues	68	59	15%
Total revenues	9,178	7,661	20%
Benefits, losses and loss adjustment expenses	2,665	3,038	(12%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	2,700	2,864	(6%)
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	1,336	321	NM
Insurance operating costs and other expenses	1,032	1,312	(21%)
Loss on extinguishment of debt	213	—	NM
Reinsurance loss on disposition	1,574	—	NM
Interest expense	107	124	(14%)
Total benefits, losses and expenses	9,627	7,659	26%
Income (loss) from continuing operations before income taxes	(449)	2	NM
Income tax benefit	(208)	(95)	(119)%
Income (loss) from continuing operations, net of tax	(241)	97	NM
Income (loss) from discontinued operations, net of tax	—	(1)	100%
Net income (loss)	$(241)	$96	NM
Supplemental Operating Data
Income (loss) from continuing operations, net of tax, available to common shareholders per diluted common share	$(0.58)	$0.19	NM
Net income (loss) available to common shareholders per diluted common share	(0.58)	0.18	NM
Total revenues, excluding net investment income on equity securities, trading	6,478	4,795	35%

	March 31,	December 31,
Summary of Financial Condition	2013	2012
Total assets	$297,021	$298,513
Total investments, excluding equity securities, trading	86,739	105,317
Total stockholders’ equity	20,920	22,447

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	Includes net realized gains (losses) on business dispositions of $1,574 for the three months ended March 31, 2013.

	Three months ended March 31,
Net income (loss) by segment	2013	2012	Increase (Decrease) From 2012 to 2013
Property & Casualty Commercial	$253	$189	$64
Consumer Markets	77	108	(31)
Property & Casualty Other Operations	21	27	(6)
Group Benefits	42	18	24
Mutual Funds	18	20	(2)
Talcott Resolution	(294)	(170)	(124)
Corporate	(358)	(96)	(262)
Total net income (loss)	$(241)	$96	$(337)
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
The decrease in net income from 2012 to 2013 was primarily due to the following items:

•
A change in the Unlock to a charge of $541, after-tax, in 2013 from a benefit of $214, after-tax, in 2012. The Unlock charge in 2013 was primarily due to Japan hedge cost assumption changes, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock benefit in 2012 was driven by actual separate account returns being above our aggregated estimated returns. For further discussion see Unlocks within the Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts section in Critical Accounting Estimates.

•
A loss on extinguishment of debt of $138, after-tax, in 2013 related to the repurchase of approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount, and debt issuance and other costs related to the repurchase transaction.

Partially offsetting the decrease in net income were the following items:

•
Net realized capital gains (losses) increased to a gain from a loss in the prior year primarily due to losses on the international variable annuity hedge program in 2012. The losses in 2012 resulted from the weakening of the yen and rising equity markets. Certain hedge assets generated realized capital losses on rising equity markets and weakening of the yen and are used to hedge liabilities that are not carried at fair value. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

•
Current accident year catastrophe losses of $21, after-tax, in 2013, compared to $46, after-tax in 2012. Losses in 2013 were primarily due to thunderstorms in the South and Midwest. Losses in 2012 were primarily due to tornadoes and thunderstorms in the Midwest and South.

See the segment sections of the MD&A for a discussion on their respective performances.

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2012 Form 10-K Annual Report.
Overview
As a result of a strategic business realignment announced in March 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. The objective of this realignment is to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility.
In 2012, the Company completed the sale of its U.S. individual annuities new business capabilities, the sale of the administration and operating assets of its private placement life insurance business and the sale of Woodbury Financial Services, Inc. ("WFS"). In January 2013, the Company completed the sale of its Retirement Plans and Individual Life insurance businesses. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for a $500 equity repurchase program to be completed by December 31, 2014 and the reduction of approximately $1.0 billion of debt including repayment of 2013 and 2014 debt maturities totaling $520 in aggregate principal amount. During the three months ended March 31, 2013, the Company repurchased 1.8 million common shares, for $45, and 200,000 warrants, for $3 under the equity repurchase program. In addition, the Company repurchased 751,000 common shares, for $19, from April 1, 2013 to April 25, 2013. On March 26, 2013, the Company repurchased principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date. The Company recognized a loss on extinguishment in three months ended March 31, 2013 of approximately $138, after-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized discount and debt issuance costs. On April 15, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. For additional information regarding debt, see Note 16 - Debt of Notes to Condensed Consolidated Financial Statements.
Slow economic and employment expansion may adversely impact the performance of the Company's insurance protection businesses where insureds may change their level of insurance, and asset accumulation businesses may see customers changing their investment choices and level of savings based on anticipated economic conditions. In addition, the performance of the Company's businesses is subject to uncertainty due to capital market conditions, which impact the earnings of its asset management businesses and valuations and earnings in its investment portfolio. The current and future interest rate environment also affects the performance of the Company’s businesses. A sustained low interest rate environment would result in lower net investment income, lower estimated gross profits on certain Talcott Resolution products, and lower margins. For the full year 2013, we estimate that reinvesting at lower rates will negatively impact annual net investment income, in comparison to the prior year, by approximately $10-15mm, after-tax.

Property & Casualty Commercial
Property & Casualty Commercial focuses on growth through market-differentiated products and services while maintaining a disciplined underwriting approach. Improving market conditions are expected to continue, which should enable the Company to also continue achieving price increases, while a slowly recovering economy is anticipated to drive a modest increase in insurance exposures. The Company expects flat to low single-digit written premium growth for 2013, as compared to 2012, driven by small commercial, with programs aimed at growing total policy counts, the rollout of new product enhancements, a leveraging of the payroll model, and the continued expansion of ease of doing business technology, and middle market, driven by strong pricing and initiatives which management believes positions the Company to expand its property and general liability footprint. In specialty lines, the Company expects written premiums to decline as management continues to streamline its programs business and adjust the mix within professional liability. The Property & Casualty Commercial combined ratio before catastrophes and prior accident year development is expected to improve for full year 2013 as compared to 2012 due to anticipated margin expansion across all businesses as expected earned pricing increases outpace loss costs.
Consumer Markets
The Company expects written premiums to be flat to slightly higher in 2013 compared to 2012, with growth in both AARP Direct and in business sold through independent agents to AARP members. In 2013, management expects an increase in new business and improvement in premium retention driven by the effect of renewal written price increases on retained business. Within the Agency channel, management expects written premiums from policyholders other than AARP members to decline, driven by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. Management expects that the combined ratio before catastrophes and prior accident year development will be flat for full year 2013 as compared to 2012. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve slightly for the 2013 full year driven by anticipated earned pricing increases that outpace slightly lower claim frequency and higher average claim severity. For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to increase in 2013, driven by an expected return to more normal non-catastrophe weather claim frequency after experiencing very favorable non-catastrophe weather claim frequency in 2012.

Group Benefits
Group Benefits premiums are expected to decline for 2013 as compared to 2012, reflecting the competitive environment coupled with pricing discipline with respect to new sales and renewals with the goal of improving profitability. Specifically, Group Benefits did not renew its largest account effective January 1, 2013 due to pricing and other considerations. Overall, the reductions to premiums will not significantly impact Group Benefits profitability due to expected improvements in the disability loss ratio as a result of pricing actions and improvements in claims management. The Company expects Group Benefits' disability results to improve for full year 2013 as compared to 2012.
Mutual Funds
Mutual Funds has been offering new funds to improve our participation in asset classes where we see potential growth opportunities. Wellington now serves as the primary sub-advisor for the Company's retail mutual funds, including equity, fixed-income and asset-allocation funds.
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

Reserve Roll Forwards and Development
A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	968	568	—	1,536
Current accident year catastrophes [3]	6	26	—	32
Prior accident years	8	4	2	14
Total provision for unpaid losses and loss adjustment expenses	982	598	2	1,582
Less: Payments	989	653	89	1,731
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,648	1,855	3,037	18,540
Reinsurance and other recoverables	2,387	8	615	3,010
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,035	$1,863	$3,652	$21,550
Earned premiums	$1,529	$896
Loss and loss expense paid ratio [1]	64.6	72.8
Loss and loss expense incurred ratio	64.2	66.7
Prior accident years development (pts) [2]	0.5	0.4

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Thunderstorms [1]	$3	$20	$—	$23
Winter Storm	3	6	—	9
Total	$6	$26	$—	$32
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2013
Included within prior accident years development for the three months ended March 31, 2013 were the following reserve strengthenings (releases):

Three Months Ended March 31, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$15	$—	$—	$15
Homeowners	—	(8)	—	(8)
Professional liability	1	—	—	1
Package business	(11)	—	—	(11)
Workers’ compensation	18	—	—	18
General liability	(19)	—	—	(19)
Fidelity and surety	(5)	—	—	(5)
Commercial property	(4)	—	—	(4)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	1	1
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	—	2	—	2
Other reserve re-estimates, net	5	10	1	16
Total prior accident years development	$8	$4	$2	$14

During the three months ended March 31, 2013, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Strengthened reserves in commercial auto liability, primarily related to specialty program lines claims in accident years 2010 and 2011. Higher than expected bodily injury severity, driven by large loss activity, has been observed for these accident years.

•
Released reserves in package business liability coverages and general liability, primarily for accident years 2006 through 2011. Claim severity emergence for these years was lower than expected and management has placed more weight on the emerged experience.

•
Strengthened reserves in workers' compensation related to specialty captive lines claims for the 2010 and 2011 accident years. Higher than expected loss frequency has been observed in these accident years.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,027	574	—	1,601
Current accident year catastrophes [3]	32	39	—	71
Prior accident years	20	(55)	6	(29)
Total provision for unpaid losses and loss adjustment expenses	1,079	558	6	1,643
Less: Payments	1,031	656	104	1,791
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,142	1,954	3,273	18,369
Reinsurance and other recoverables	2,366	8	681	3,055
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,508	$1,962	$3,954	$21,424
Earned premiums	$1,557	$909
Loss and loss expense paid ratio [1]	66.2	72.2
Loss and loss expense incurred ratio	69.3	61.4
Prior accident years development (pts) [2]	1.3	(6.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Tornadoes [1]	$32	$39	$—	$71
Total	$32	$39	$—	$71
[1] These amounts represent an aggregation of multiple catastrophes.

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

•
Strengthened reserves for commercial auto liability claims, primarily for accident year 2011. Higher than expected bodily injury severity, driven by large loss activity, had been observed for these accident years.

•
Released reserves in package business liability coverages and general liability, primarily for accident years 2006 through 2010. Claim severity emergence for these years was lower than expected and management placed more weight on the emerged experience.

•	Released reserves in commercial property for accident year 2011. Loss emergence for this accident year was favorable to expectations.

•	The change in workers’ compensation discount, including accretion, primarily reflects a decrease in the number of tabular claims, and to a lesser extent, the decrease in interest rates.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three months ended March 31, 2013.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended March 31, 2013	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,776		$290	$1,058	$3,124
Losses and loss adjustment expenses incurred	—		1	1	2
Less : losses and loss adjustment expenses paid	54		5	30	89
Ending liability – net [2][3]	$1,722	[4]	$286	$1,029	$3,037

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $7, respectively, as of March 31, 2013 and $15 and 7, respectively, as of December 31, 2012; total net losses and loss adjustment expenses incurred for the three months ended March 31, 2013 includes $1 related to asbestos and environmental claims, and total net losses and loss adjustment expenses paid for the three months ended March 31, 2013 includes $2 related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,226 and $330, respectively, as of March 31, 2013.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $176 and $219, respectively, resulting in a one year net survival ratio of 9.8 and a three year net survival ratio of 7.9. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three ended March 31, 2013, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended March 31, 2013	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$44	$—	$5	$1
Assumed Reinsurance	19	—	—	—
London Market	3	—	—	—
Total	66	—	5	1
Ceded	(12)	—	—	—
Net	$54	$—	$5	$1

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2013 includes $1 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2013 includes $2 related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2013 of $2.03 billion ($1.74 billion and $293 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.6 billion to $2.4 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2012 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results, financial condition and liquidity.
Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. The Company will complete its annual ground-up asbestos and environmental reserve studies during the second quarter of 2013. For a discussion of the Company's reserving practices, see the Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance section of the MD&A included in the Company's 2012 Form 10-K Annual Report.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits are used in the amortization of: the deferred policy acquisition costs ("DAC") asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”).
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of March 31, 2013	As of December 31, 2012
DAC [1]	$1,818	$5,112
SIA [1]	$187	$325
URR [2]	$69	$1,880
Death and Other Insurance Benefit Reserves [3]	$1,364	$1,942

[1]
For additional information on DAC and SIA, see Note 8 - Deferred Policy Acquisition Costs and Present Value of Future Profits and Note 10 - Sales Inducements, respectively, of Notes to Condensed Consolidated Financial Statements.

[2]
Unearned revenue reserves associated with the Retirement Plans and Individual Life businesses are no longer included in EGP based balances due to the sales of these business in January 2013. As of December 31, 2012, URR includes approximately $1.8 billion related to the Retirement Plans and Individual Life businesses. For additional information regarding business dispositions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[3]
Universal life ("UL") secondary guarantee benefits associated with the Retirement Plans and Individual Life businesses are no longer considered EGP based balances as the sales of these businesses were structured as reinsurance transactions. As of December 31, 2012, death and other insurance benefit reserves includes $363 of UL secondary guarantee benefits. For additional information on death and other insurance benefit reserves, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	Three Months Ended March 31,
	2013	2012
DAC	$(904)	$124
SIA	(56)	5
URR	2	(2)
Death and Other Insurance Benefit Reserves	126	203
Total (pre-tax)	$(832)	$330
Income tax effect	(291)	116
Total (after-tax)	$(541)	$214
The Unlock charge, after-tax for the three months ended March 31, 2013 was primarily due to Japan hedge cost assumption changes of $577 ($887 pre-tax), partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock benefit for the three months ended March 31, 2012 was driven by actual separate account returns being above our aggregated estimated returns during the period.
The after-tax (charge) benefit related to assumption changes and market performance is as follows:

	Talcott Resolution
	Three Months Ended March 31, 2013
	U.S. Annuity	International Annuity	Total
Assumption changes	$(33)	$(651)	$(684)
Market performance and other attributes [1]	36	107	143
Total	$3	$(544)	$(541)

[1]	Other attributes include non-market components such as lapses.
The International Annuity Unlock charge was driven by assumption changes related to the elimination of future estimated gross profits on the Japan variable annuity block due to the increased costs associated with expanding the Japan variable annuity hedging program. In addition, market performance was partially offset by lapses due to the implementation of the U.S. Annuity Enhanced Surrender Value initiative . Consequently, the International Annuity DAC balance has been fully amortized as of March 31, 2013.

An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 35% as of March 31, 2013.
Goodwill Impairment
The carrying value of goodwill allocated to reporting units is as follows:

	As of March 31, 2013			As of December 31, 2012
	Segment Goodwill	Goodwill in Corporate	Total	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138	$—	$138	$138
Consumer Markets	119	—	119	119	—	119
Mutual Funds [2]	149	92	241	149	92	241
Talcott Resolution:
Retirement Plans [1] [2]	—	—	—	87	69	156
Total	$268	$230	$498	$355	$299	$654
[1] For further information, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
[2] For further information, see Note 15 - Goodwill of Notes to Condensed Consolidated Financial Statements.

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

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is a financial holding company for a group of subsidiaries that provide property and casualty and investment products to both individual and business customers in the United States and continues to manage life and annuity products previously sold.
The Company currently conducts business principally in the following six reporting segments Property & Casualty Commercial, Consumer Markets, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution. For additional discussion regarding The Hartford’s reporting segments, see Note 4 - Segment Information of Notes to Condensed Consolidated Financial Statements.
The Company derives its revenues principally from: (a) premiums earned for insurance coverages provided to insureds; (b) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverages are earned principally on a pro rata basis over the terms of the related policies in-force. Asset management fees and mortality and expense fees are primarily generated from separate account assets, which are deposited through the sale of variable annuity and variable universal life products and from mutual funds. The fees earned on variable universal life products are subsequently ceded through third-party reinsurance agreements. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products. Service fees principally include revenues from member contact center services provided through the AARP Health program.
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

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2013 and 2012. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2012 Form 10-K Annual Report.
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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that the measure after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, core earnings excluding buyouts and realized gains (losses) for the three months ended March 31, 2013 and 2012 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three months ended March 31, 2013 and 2012 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

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
A reconciliation of net income (loss) to core earnings for the three months ended March 31, 2013 and 2012 is set forth below.

	Three months ended March 31,
	2013	2012
Net income (loss)	$(241)	$96
Less: Unlock impacts on net income (loss)	(541)	214
Less: Restructuring and other costs, after tax	(12)	(6)
Less: Loss from discontinued operations, after tax	—	(1)
Less: Loss on extinguishment of debt, after tax	(138)	—
Less: Net reinsurance loss on dispositions, after tax	(25)	—
Less: Net realized capital gains (losses), after tax and DAC, excluded from core earnings [1]	19	(537)
Core earnings	$456	$426

[1]
Excludes net realized gain on dispositions of $1.0 billion, after tax, relating to the sales of the Retirement Plans and Individual Life businesses which are included in loss on dispositions, net, after tax.

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
Full Surrender Rates
Full surrender rates are an internal measure of contract surrenders calculated using annualized full surrenders divided by a two-point average of annuity account values. The full surrender rate represents full contract liquidation and excludes partial withdrawals.

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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that the measure ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the three months ended March 31, 2013 and 2012 is set forth in the ROA section within MD&A - Mutual Funds.
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

Investment Results
Composition of Invested Assets

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$69,667	80.4%	$85,922	81.6%
Fixed maturities, at fair value using the fair value option ("FVO")	982	1.1%	1,087	1.0%
Equity securities, AFS, at fair value	862	1.0%	890	0.8%
Mortgage loans	5,229	6.0%	6,711	6.4%
Policy loans, at outstanding balance	1,421	1.6%	1,997	1.9%
Limited partnerships and other alternative investments	3,058	3.5%	3,015	2.9%
Other investments [1]	1,108	1.3%	1,114	1.1%
Short-term investments	4,412	5.1%	4,581	4.3%
Total investments excluding equity securities, trading	86,739	100%	105,317	100%
Equity securities, trading, at fair value [2]	28,099		28,933
Total investments [3]	$114,838		$134,250

[1]	Primarily relates to derivative instruments.

[2]
As of March 31, 2013 and December 31, 2012, approximately $26.3 billion and $27.1 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of March 31, 2013 and December 31, 2012, respectively, Japan equity 20% and 21%, Japan fixed income (primarily government securities) 15% and 15%, global equity 22% and 20%, global government bonds 43% and 43%, and cash and other 0% and 1%.

Total investments decreased since December 31, 2012, due to the sale of the Retirement Plans and Individual Life businesses resulting in the transfer of invested assets with a carrying value of $17.3 billion in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. The remaining decrease in total invested assets is primarily due to a decrease in fixed maturities, AFS, equity securities, trading, short-term investments, and mortgage loans. The decrease in fixed maturities, AFS was largely the result of a decline in valuations due to an increase in interest rates. The decline in equity securities, trading was primarily due to variable annuity policy surrenders as well as the depreciation of the Japanese yen as compared to the U.S. dollar. The decrease in short-term investments primarily relates to a decline in derivative collateral held due to decreases in derivative market values, as well as reinvesting into longer duration investments.
Net Investment Income (Loss)

	Three Months Ended March 31,
	2013		2012
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$671	4.0%	$858	4.2%
Equity securities, AFS	6	2.9%	10	3.9%
Mortgage loans	65	5.0%	79	5.3%
Policy loans	20	5.2%	30	6.1%
Limited partnerships and other alternative investments	66	8.8%	52	8.0%
Other [3]	57		69
Investment expense	(29)		(28)
Total securities AFS and other	856	4.3%	1,070	4.3%
Equity securities, trading	2,700		2,866
Total net investment income (loss)	$3,556		$3,936
Total securities, AFS and other excluding limited partnerships and other alternative investments	$790	4.1%	$1,018	4.2%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests. Yield calculations for the three months ended March 31, 2013 exclude assets transfered due to the sale of the Retirement Plans and Individual Life businesses.

[2]	Includes net investment income on short-term investments.

[3]	Includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Total net investment income declined primarily due to a decrease in asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. In addition, net investment income decreased as a result of equity securities, trading, resulting from deteriorations in market performance of the underlying investment funds supporting the Japanese variable annuity product. Annualized investment yield excluding limited partnerships and other alternative investments declined to 4.1% in the first quarter of 2013 compared to 4.2% in the first quarter of 2012, primarily resulting from the impact of the assets transferred as part of the disposed businesses.
The annualized net investment income yield, excluding partnerships and other alternative investments, has declined to 4.1% or approximately 20 basis points in the first quarter of 2013 versus the fourth quarter of 2012. The invested assets transferred associated with the divested Individual Life and Retirement Plans businesses had a carrying value of $17.3 billion and an average book yield, including the impact of associated derivatives, of approximately 5.0% and represent the vast majority of the estimated change in the sequential quarter net investment income yield. The average investment rate in the first quarter of 2013 was approximately 3.3%, excluding treasury securities and mortgage backed securities related to the dollar roll strategy (for further discussion on dollar roll strategy see Note 6 - Investments and Derivative Investments of Notes to Condensed Consolidated Financial Statements), which compares to the average yield of sales and maturities during the first quarter of 2013 of 3.5%. We currently expect the annualized net investment income yield excluding limited partnerships and other alternative investments to decline slightly from the first quarter as the Company maintains a greater level of short-term and treasury security balances due to the anticipated collateral needs associated with an increased level of variable annuity hedging activity and a modest shortening of the portfolio duration in anticipation of rising interest rates. For the full year 2013, we estimate that reinvesting at lower rates will negatively impact annual net investment income in relation to prior year by approximately $10 to $15, after-tax. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2013	2012
Gross gains on sales	$1,719	$259
Gross losses on sales	(82)	(97)
Net OTTI losses recognized in earnings	(21)	(29)
Valuation allowances on mortgage loans	—	1
Japanese fixed annuity contract hedges, net [1]	3	(20)
Periodic net coupon settlements on credit derivatives/Japan	(6)	(5)
Results of variable annuity hedge program
GMWB derivatives, net	47	185
U.S. macro hedge program	(85)	(189)
Total U.S. program	(38)	(4)
International program	(192)	(1,219)
Total results of variable annuity hedge program	(230)	(1,223)
Other, net [2]	212	204
Net realized capital gains (losses)	$1,595	$(910)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives and Japan 3Win related foreign currency swaps.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains and losses on sales for the three months ended March 31, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion. The remaining gains and losses on sales were primarily due to the sales of investment grade corporate securities, mortgage backed securities and tax exempt municipal bonds. The sales were primarily as a result of normal portfolio management and to increase exposures to select financials where we see relative value and to add a modest amount of emerging market securities that provide attractive risk-adjusted returns.

•   Gross gains and losses on sales for three months ended March 31, 2012 were predominately from sales of investment grade corporate securities, U.S. Treasuries and municipals bonds due to tactical repositioning of the portfolio.

Net OTTI losses
•      For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program
•      For the three months ended March 31, 2013, the gain on U.S. GMWB related derivatives, net, was primarily driven by gains of $46 on favorable policyholder behavior.

•
For the three months ended March 31, 2013, the loss on the U.S. macro hedge program was primarily due to losses of approximately $56 related to an improvement in domestic equity markets, losses of approximately $15 related to the passage of time, and losses of approximately $15 due to lower equity volatility.

•
For the three months ended March 31, 2013, the loss associated with the international program was primarily driven by losses of approximately $227 due to an improvement in global equity markets, and losses of approximately $69 due to a depreciation of the Japanese yen. These losses were partially offset by gains of approximately $71 due to a decrease in Japanese interest rates.

• The gain on U.S. GMWB related derivatives, net, for the three months ended March 31, 2012 was primarily due to lower equity and interest rate volatility of $107, favorable policyholder behavior which resulted in a gain of $57, and a general increase in long-term interest rates of $37. The loss on U.S. macro hedge program for the three months ended March 31, 2012 was primarily driven by an increase in the domestic equity market and lower equity market volatility. The loss associated with the international program for the three months ended March 31, 2012 was primarily driven by depreciation of the Japanese yen in relation to the euro and the U.S. dollar of approximately ($619), and an improvement in global and domestic equity markets resulting in a loss of approximately ($583).
Other, net
•      Other, net gain for the three months ended March 31, 2013, was primarily due to gains of $141 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Additional gains of $86 on interest derivatives were primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2.
•      Other, net gain for the three months ended March 31, 2012 was primarily due to gains of $189 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Additional gains of $126 were related to credit derivatives driven by credit spread tightening. These gains were partially offset by losses of ($63) on Japan 3Win foreign currency swaps primarily driven by a strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

PROPERTY & CASUALTY COMMERCIAL

	Three months ended March 31,
Underwriting Summary	2013	2012	Change
Written premiums	$1,645	$1,687	(2%)
Change in unearned premium reserve	116	130	(11%)
Earned premiums	1,529	1,557	(2%)
Losses and loss adjustment expenses
Current accident year before catastrophes	968	1,027	(6%)
Current accident year catastrophes	6	32	(81%)
Prior accident years	8	20	(60%)
Total losses and loss adjustment expenses	982	1,079	(9%)
Amortization of DAC	227	231	(2%)
Underwriting expenses	225	245	(8%)
Dividends to policyholders	4	(2)	NM
Underwriting gain	91	4	NM
Net servicing income	6	4	50%
Net investment income	240	235	2%
Net realized capital gains	43	43	—%
Other expenses	(28)	(30)	7%
Income from continuing operations before income taxes	352	256	38%
Income tax expense	99	66	50%
Income from continuing operations, net of tax	253	190	33%
Income (loss) from discontinued operations, net of tax [1]	—	(1)	—%
Net income	$253	$189	34%

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 1 of the Notes to Condensed Consolidated Financial Statements.

	Three months ended March 31,
Premium Measures [1]	2013	2012
New business premium	$266	$268
Standard commercial lines policy count retention	82%	83%
Standard commercial lines renewal written pricing increase	9%	7%
Standard commercial lines renewal earned pricing increase	8%	4%
Standard commercial lines policies in-force as of end of period	1,259,867	1,261,154

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three months ended March 31,
Ratios	2013	2012	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.3	66.0	2.7
Current accident year catastrophes	0.4	2.1	1.7
Prior accident years	0.5	1.3	0.8
Total loss and loss adjustment expense ratio	64.2	69.3	5.1
Expense ratio	29.6	30.6	1.0
Policyholder dividend ratio	0.3	(0.1)	(0.4)
Combined ratio	94.0	99.7	5.7
Catastrophe ratio
Current accident year	0.4	2.1	1.7
Prior accident years	—	0.2	0.2
Total catastrophe ratio	0.4	2.2	1.8
Combined ratio before catastrophes	93.7	97.5	3.8
Non-catastrophe prior year development	0.5	1.1	0.6
Combined ratio before catastrophes and prior accident year development	93.1	96.4	3.3
Other revenues [1]	$30	$22	36%

[1]	Represents servicing revenues.

The three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net income, as compared to the prior year period, increased for the three months ended March 31, 2013 primarily due to improvements in underwriting results driven by lower current accident year losses, including catastrophes.
Current accident year catastrophe losses for the three months ended March 31, 2013 of $6, pre-tax, primarily included thunderstorms in the Midwest and South and winter storms in the South. For the three months ended March 31, 2012, current accident year catastrophe losses of $32, pre-tax, primarily included thunderstorms and tornadoes in the Midwest and South.
Unfavorable prior year development, as compared to the prior year period, declined for the three months ended March 31, 2013. For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums, as compared to the prior year period, decreased for the three months ended March 31, 2013 primarily due to decreases in the worker's compensation business in middle market partially offset by increases in the worker's compensation business in small commercial. The decrease in middle market was driven by lower policy count retention and policies-in-force. The increase in small commercial was driven by increased audit premiums and earned pricing partially offset by lower policy count retention.
Current accident year loss and loss adjustment expenses before catastrophes, as compared to the prior year period, decreased for the three months ended March 31, 2013 primarily driven by lower loss and loss adjustment expense ratios in worker's compensation and professional liability and lower non catastrophe losses in package business, partially offset by higher non-catastrophe property losses in commercial property.
Net realized capital gains, as compared to the prior year period, remained flat for the three months ended March 31, 2013. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three months ended March 31,
Operating Summary	2013	2012	Change
Written premiums	$878	$861	2%
Change in unearned premium reserve	(18)	(48)	(63)%
Earned premiums	896	909	(1%)
Losses and loss adjustment expenses
Current accident year before catastrophes	568	574	(1%)
Current accident year catastrophes	26	39	(33%)
Prior accident years	4	(55)	NM
Total losses and loss adjustment expenses	598	558	7%
Amortization of DAC	83	83	—%
Underwriting expenses	143	150	(5%)
Underwriting results	72	118	(39)%
Net servicing income	9	6	50%
Net investment income	37	43	(14%)
Net realized capital gains	7	7	—%
Other expenses	(12)	(15)	20%
Income before income taxes	113	159	(29)%
Income tax expense	36	51	(29)%
Net income	$77	$108	(29)%
Written Premiums
Product Line
Automobile	$629	$620	1%
Homeowners	249	241	3%
Total	$878	$861	2%
Earned Premiums
Product Line
Automobile	$619	$632	(2%)
Homeowners	277	277	—%
Total	$896	$909	(1%)

	Three months ended March 31,
Premium Measures	2013	2012
Policies in-force end of period
Automobile	2,018,628	2,065,317
Homeowners	1,322,290	1,330,117
Total policies in-force end of period	3,340,918	3,395,434
New business written premium
Automobile	$87	$86
Homeowners	$30	$25
Policy count retention
Automobile	86%	84%
Homeowners	87%	85%
Renewal written pricing increase
Automobile	5%	4%
Homeowners	6%	6%
Renewal earned pricing increase
Automobile	5%	4%
Homeowners	6%	7%

	Three months ended March 31,
Ratios and Supplemental Data	2013	2012	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.4	63.1	(0.3)
Current accident year catastrophes	2.9	4.3	1.4
Prior accident years	0.4	(6.1)	(6.5)
Total loss and loss adjustment expense ratio	66.7	61.4	(5.3)
Expense ratio	25.2	25.6	0.4
Combined ratio	92.0	87.0	(5.0)
Catastrophe ratio
Current year	2.9	4.3	1.4
Prior years	0.2	(1.5)	(1.7)
Total catastrophe ratio	3.1	2.8	(0.3)
Combined ratio before catastrophes	88.8	84.3	(4.5)
Non-catastrophe prior year development	0.2	(4.5)	(4.7)
Combined ratio before catastrophes and prior accident years development	88.6	88.8	0.2
Other revenues [1]	$38	$37	3%
Product Line Combined Ratios
Automobile	96.0	88.4	(7.6)
Homeowners	82.7	83.8	1.1
Total	92.0	87.0	(5.0)

[1]	Represents servicing revenues.
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net income decreased relative to the comparable prior period, primarily due to slightly unfavorable prior accident year reserve development in the current period, as compared to favorable prior accident year reserve development in 2012.
Current accident year catastrophe losses for 2013 were $26, pre-tax. In 2013, catastrophes primarily included tornadoes and thunderstorms in the Southeast and a blizzard in the Texas panhandle. In 2012, catastrophes losses of $39, pre-tax, primarily included losses from tornadoes and thunderstorms in the Midwest and South.
Unfavorable prior year development of $4, pre-tax, in 2013 compared with favorable prior year development of $55, pre-tax, in 2012. The development in 2012 was the result of favorable development in homeowners' and catastrophe losses. For additional information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums decreased in auto and remained flat for homeowners, as a decline in renewal earned premium in auto more than offset an increase in new business earned premium. Compared to the first quarter of 2012, the number of policies in-force decreased for both auto and home, driven by non-renewals, though was up slightly compared to the fourth quarter of 2012 as renewal retention has improved. Policy count retention for auto and home increased reflecting improved price competitiveness as well as changes in underwriting practices and service operations.
Auto and home new business written premium increased primarily due to competitive new business pricing in AARP Direct and an increase in the sale of the AARP auto product through independent agents. The lower homeowners renewal earned pricing in 2013 was primarily due to lower rate increases taken in 2012. For both auto and homeowners, an increase in earned pricing was partially offset by a shift in the mix of business by territory, class plan and pricing tier to policies with lower average earned premium, such that increases in average earned premium were less than the increases in earned pricing.
Current accident year losses and loss adjustment expenses before catastrophes decreased primarily due to lower earned premiums. The overall current accident year loss and loss adjustment expense ratio before catastrophes increased primarily due to an increase in auto. The increase for auto was primarily due to an increase in loss adjustment expenses as the effect of earned pricing increases was offset by modestly higher loss costs for liability and physical damage coverages. The current accident year loss and loss adjustment expense ratio before catastrophes for home was flat year over year as the effect of earned pricing increases was offset by an increase in loss adjustment expenses and higher severity on weather and non-weather related water claims.

The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Policies of the Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three months ended March 31,
Underwriting Summary	2013	2012	Change
Written premiums	$—	$1	—%
Change in unearned premium reserve	—	1	—%
Earned premiums	—	—	—%
Losses and loss adjustment expenses
Prior accident years	2	6	(67%)
Total losses and loss adjustment expenses	2	6	(67%)
Underwriting expenses	7	8	(13%)
Underwriting losses	(9)	(14)	(36%)
Net investment income	35	39	(10%)
Net realized capital gains	1	11	(91%)
Other income	1	—	—%
Income before income taxes	28	36	(22%)
Income tax expense	7	9	(22%)
Net income	$21	$27	(22%)
The three months ended March 31, 2013 compared to the three months ended March 31, 2012
The net income, as compared to the prior year period, decreased for the three months ended March 31, 2013 primarily due to a decrease in net realized capital gains.
The annual reviews of asbestos and environmental liabilities occur in the second quarter of the year. For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Policies of the Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three months ended March 31,
Operating Summary	2013	2012	Change
Premiums and other considerations	$826	$972	(15%)
Net investment income	97	99	(2%)
Net realized capital gains	18	20	(10%)
Total revenues	941	1,091	(14%)
Benefits, losses and loss adjustment expenses	639	807	(21%)
Amortization of DAC	8	8	—%
Insurance operating costs and other expenses	240	258	(7%)
Total benefits, losses and expenses	887	1,073	(17%)
Income before income taxes	54	18	NM
Income tax expense	12	—	—%
Net income	$42	$18	133%
Premiums and other considerations
Fully insured – ongoing premiums	$812	$954	(15%)
Buyout premiums	—	3	(100%)
Other	14	15	(7%)
Total premiums and other considerations	$826	$972	(15%)
Fully insured ongoing sales, excluding buyouts	$169	$228	(26%)
Ratios, excluding buyouts
Loss ratio	77.4%	83.0%	5.6
Loss ratio, excluding financial institutions	81.5%	87.4%	5.9
Expense ratio	30.0%	27.5%	(2.5)
Expense ratio, excluding financial institutions	26.6%	24.2%	(2.4)
After-tax margin
After-tax margin, excluding buyouts	4.5%	1.7%	2.8
Effect of net realized gains, net of tax on after-tax margin	1.3%	1.2%	0.1
After-tax margin, excluding buyouts and realized gains	3.2%	0.5%	2.7
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net income increased relative to the comparable prior year period primarily due to a decrease in benefits, losses and loss adjustment expenses and insurance operating costs and other expenses offset by a decrease in premiums and other considerations. The decrease in premiums was driven by the Company's continued pricing discipline on new sales and renewals to improve profitability, the loss of our largest account due to pricing and other considerations, and management actions within our Association business.
The improvement in the loss ratio was primarily due to favorable long term disability recoveries in 2013 and unfavorable long term disability severity recorded in 2012. Insurance operating costs and other expenses declined, as compared to prior year, due to lower commission payments as a result of overall lower premium.
The increase in Group Benefits' after-tax margin, excluding buyouts and realized gains, was primarily due to lower benefits, losses and loss adjustment expenses and lower insurance operating costs and other expenses. This was offset by the impact of lower premiums and other considerations.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended Three Months Ended March 31,
Operating Summary	2013	2012	Change
Fee income and other	$164	$151	9%
Net investment loss	—	(1)	—%
Net realized capital gains	—	1	—%
Total revenues	164	151	9%
Amortization of DAC	9	9	—%
Insurance operating costs and other expenses	127	111	14%
Total benefits, losses and expenses	136	120	13%
Income before income taxes	28	31	(10)%
Income tax expense	10	11	(9)%
Net income	$18	$20	(10)%
Assets Under Management by Distribution Channel
RETAIL MUTUAL FUNDS [1]
AUM, beginning of period	$45,013	$41,785	8%
Sales	3,162	2,210	43%
Redemptions	(3,176)	(3,069)	3%
Net Flows	$(14)	$(859)	(98)%
Change in market value and other	3,187	4,389	(27)%
AUM, end of period	$48,186	$45,315	6%

DEFINED CONTRIBUTION INVESTMENT ONLY MUTUAL FUNDS [2]
AUM, beginning of period	$16,598	$16,140	3%
Sales	942	856	10%
Redemptions [3]	(1,426)	(1,157)	23%
Net Flows	(484)	(301)	61%
Change in market value and other	1,508	2,106	(28)%
AUM, end of period	$17,622	$17,945	(2)%

TOTAL MUTUAL FUNDS
AUM, beginning of period	$61,611	$57,925	6%
Sales	4,104	3,066	34%
Redemptions [3]	(4,602)	(4,226)	9%
Net Flows	(498)	(1,160)	(57)%
Change in market value and other	4,695	6,495	(28)%
AUM, end of period	$65,808	$63,260	4%
ANNUITY MUTUAL FUND ASSETS [4]	26,628	29,145	(9)%
TOTAL ASSETS UNDER MANAGEMENT	$92,436	$92,405	—%
AVERAGE ASSETS UNDER MANAGEMENT	$90,042	$88,972	1%

[1]	Includes mutual funds offered within 529 college savings plans previously categorized as Other.

[2]	Includes mutual funds offered within employee directed retirement plans including on-going business related to the Company's Retirement Plans and Individual Life businesses sold in January 2013.

[3]	A planned redemption of approximately $1.4 billion occurred in April 2013.

[4]	Includes Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

	Three Months Ended March 31,
Mutual Funds Assets Under Management by Asset Class	2013	2012	Change
Equity	38,453	39,501	(3)%
Fixed Income	15,213	13,321	14%
Multi-Strategy Investments	12,142	10,438	16%
Total Mutual Funds Assets Under Management	$65,808	$63,260	4%
Return on Assets
ROA	8.0	9.0	(11)%
Effect of restructuring, net of tax [tbd]	(0.4)	—	—%
Effect of net realized gains, net of tax and DAC [tbd]	(0.5)	—	—%
ROA, core earnings	8.9	9.0	(1)%

Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net income, as compared to the prior period, decreased for the three months ended March 31, 2013 primarily due to higher distribution expenses combined with certain restructuring costs partially offset by increased fee income driven by higher average assets under management. The increase in average AUM during the three months ended March 31, 2013 reflects a lower rate of net outflows during the period combined with market appreciation as compared with the three months ended March 31, 2012.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Policies of Notes to Condensed Consolidated Financial Statements.

TALCOTT RESOLUTION

	Three Months Ended March 31,
Operating Summary	2013	2012	Change
Earned premiums, fees and other	$541	$935	(42)%
Net investment income:
Securities available-for-sale and other	434	661	(34)%
Equity securities trading [2]	2,700	2,866	(6%)
Total net investment income	3,134	3,527	(11)%
Realized capital gains (losses):
Net realized capital gains on business dispositions	1,574	—	NM
Other net realized capital gains (losses)	48	(1,007)	NM
Net realized capital gains (losses)	1,622	(1,007)	NM
Total revenues [1]	5,297	3,455	53%
Benefits, losses and loss adjustment expenses	444	588	(24)%
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [2]	2,700	2,864	(6%)
Amortization of DAC	1,009	(10)	NM
Insurance operating costs and other expenses	152	363	(58)%
Reinsurance loss on dispositions	1,505	—	NM
Total benefits, losses and expenses	5,810	3,805	53%
Loss from continuing operations, before income taxes	(513)	(350)	47%
Income tax benefit	(219)	(180)	22%
Net loss [1]	$(294)	$(170)	73%
Assets Under Management
Variable annuity account value	$94,164	$103,627	(9)%
Fixed Market Value Adjusted annuity and other account value	14,374	15,976	(10)%
Institutional annuity account values [3]	17,586	18,622	(6)%
Other account value [4]	102,780	106,913	(4)%
Total account value [3]	227,733	243,826	(7)%
Variable Annuities - Account Value Roll Forward
Account value, beginning of period	$94,371	$99,922	(6)%
Net flows	(4,300)	(3,146)	37%
Change in market value and other	6,510	8,797	(26)%
Effect of currency translation	(2,417)	(1,946)	24%
Account value, end of period	$94,164	$103,627	(9)%

[1]	For the three months ended March 31, 2012 includes Retirement Plans total revenues of $211 and net income of $18 and Individual Life total revenues of $348 and net income of $19.

[2]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[3]	Included in the balance is approximately $(1.2) billion as of March 31, 2013 and $(1.3) billion as of March 31, 2012 related to an intra-segment funding agreement which is eliminated in consolidation.

[4]
Other account value includes $51.8 billion, $13.2 billion, and $37.8 billion as of March 31, 2013 and $57.2 billion, $12.9 billion, and $36.8 billion at March 31, 2012 for the Retirement Plans, Individual Life, and Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income as the sales of these businesses were structured as reinsurance transactions.

The Talcott Resolution Operating Summary includes the operating results of the Retirement Plans and Individual Life businesses that were sold in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net loss, as compared to the prior year period, increased for the three months ended March 31, 2013 primarily due to an Unlock charge compared to the Unlock benefit in the prior period. The Unlock charge for the three months ended March 31, 2013 was driven by assumption changes related to the elimination of future estimated gross profits on the Japan variable annuity block based on increased costs associated with expanding the Japan variable annuity hedging program. This was partially offset by net realized capital gains as compared to net realized capital losses in the prior period due to the decrease in losses in the variable annuity hedge program.
The net increase in realized capital gains, excluding the gain on business dispositions which was primarily offset by the reinsurance loss on disposition, was primarily due to a decrease in losses in the variable annuity hedge program as compared to the prior period. Variable annuity hedge program losses for the three months ended March 31, 2013 were $230 including international losses of $192, compared to losses of $1,223, including international losses of $1,219 for the prior year period. For further discussion of investment results and the results of the variable annuity hedge program, see MD&A – Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios.
The 2013 and 2012 effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Account values for Talcott Resolution decreased to approximately $228 billion at March 31, 2013 from approximately $244 billion at March 31, 2012 due primarily to increased net outflows, decreased market value and increased currency translation expenses in variable annuities. For the three months ended March 31, 2013 variable annuity net outflows increased by approximately $1.2 billion as compared to the prior year period, which includes approximately $570 of net outflows in U.S. Annuity due to the Enhanced Surrender Value initiative. As of March 31, 2013, the variable annuity account value remained approximately flat as compared to December 31, 2012.
For the three months ended March 31, 2013 the annualized full surrender rate on U.S. variable annuities rose to 14.5% compared to 9.6% for the three months ended March 31, 2012 and the annualized full surrender rate on Japan variable annuities rose to 9.6% for the three months ended March 31, 2013 compared to 2.8% for the three months ended March 31, 2012. The Company expects annuity account values and consequently earnings to continue to decline over time as fee income decreases due to surrenders, policyholder initiatives or potential transactions with third parties that will reduce the size of the related book of business.

CORPORATE

	Three Months Ended March 31,
Operating Summary	2013	2012	Change
Fee income [1]	$3	$52	(94%)
Net investment income	13	(6)	NM
Net realized capital gains (losses)	(96)	15	NM
Total revenues	(80)	61	NM
Insurance operating costs and other expenses [1]	42	85	(51%)
Loss on extinguishment of debt	213	—	—%
Reinsurance loss on disposition	69	—	—%
Interest expense	107	124	(14%)
Total benefits, losses and expenses	431	209	106%
Loss from continuing operations before income taxes	(511)	(148)	NM
Income tax benefit	(153)	(52)	194%
Loss from continuing operations, net of tax	(358)	(96)	NM
Net loss	$(358)	$(96)	NM

[1]
Fee income in the three months ended March 31, 2012 represents the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses. As WFS was sold in November 2012, fee income and insurance operating costs and other expenses decreased accordingly in the three months ended March 31, 2013.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012
The net loss increased for the three months ended March 31, 2013 primarily due to a loss on extinguishment of debt. In March 2013, the Company repurchased approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount, and debt issuance and other costs related to the repurchase transaction.
In connection with the disposition of the Retirement Plans business in January 2013, the Company also wrote off goodwill of $69 representing all of the goodwill held in Corporate and allocated to Retirement Plans related to the Hartford Life, Inc. buyback in 2000.
In addition, the net loss for the three months ended March 31, 2013 increased due to a decrease in net realized capital gains and increased insurance operating costs and other expenses. The net increase in insurance operating costs and expenses primarily reflects increased restructuring costs related to the Company’s implementation of its strategic initiatives. For additional information on net realized capital gains (losses), see MD&A – Investment Results within Key Performance Measures and Ratios. For additional information on restructuring activities, see Note 18 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements .
For a reconciliation of the tax provision at the U.S. Federal statutory rate of 35% to the provision (benefit) for income taxes, see the Income Taxes section of Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for a reconciliation of the effective tax rate.

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
Refer to the MD&A in The Hartford’s 2012 Form 10-K Annual Report for an explanation of the Company’s Operational Risk.
Insurance Risk Management
The Company categorizes its insurance risks across both property-casualty and life products. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers.
Reinsurance as a Risk Management Strategy
The Company utilizes reinsurance to transfer risk to affiliated and unaffiliated insurers in order to limit its maximum losses and to diversify its exposures and provide statutory surplus relief. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. Reinsurance is used to manage aggregation of risk as well as to transfer certain risk to reinsurance companies based on specific geographic or risk concentrations.
The Company is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. In the first quarter of 2013, the Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses. For further discussion of these transactions see Note 2 - Business Dispositions and Note 7 - Reinsurance of Notes to Condensed Consolidated Financial Statements.
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverage's that the Company has in place as of April 1, 2013:

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

[2]	In addition, to the limit shown above, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, 80% of $30 excess a $20 retention.

Reinsurance Recoverables
Reinsurance recoverables represent loss and loss adjustment expenses recoverable from a number of entities, including reinsurers and pools.
The components of the gross and net reinsurance recoverable for property-casualty insurance products are as follows:

	As of March 31, 2013	As of December 31, 2012
Gross reinsurance recoverable	3,026	3,022
Less: allowance for uncollectible reinsurance	(269)	(268)
Net reinsurance recoverable	$2,757	$2,754

The components of the gross and net reinsurance recoverable for life insurance products are as follows:

	As of March 31, 2013	As of December 31, 2012
Gross reinsurance recoverable	19,638	1,912
Less: allowance for uncollectible reinsurance	—	—
Net reinsurance recoverable	$19,638	$1,912
As of March 31, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.2 billion and $9.1 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $8.8 billion and $6.5 billion, respectively, representing net reinsurance recoverables of 2% and 12%, respectively, of the Company's consolidated stockholders' equity. As of March 31, 2013 the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
For further explanation of the Company's Insurance Risk Management strategy, see MD&A - Enterprise Risk Management - Insurance Risk Management in The Hartford's 2012 Form 10-K Annual Report.

Financial Risk Management
The Company identifies the following categories of financial risk:

•	Liquidity Risk

•	Interest Rate Risk

•	Foreign Currency Exchange Risk

•	Equity Risk

•	Credit Risk
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

Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the Company’s inability or perceived inability to meet its contractual cash obligations at the legal entity level when they come due over given horizons without incurring unacceptable costs and without relying on uncommitted funding sources. Liquidity risk includes the inability to manage unplanned increases or accelerations in cash outflows, decreases or changes in funding sources, and changes in market conditions that affect the ability to liquidate assets quickly to meet obligations with minimal loss in value. Components of liquidity risk include funding risk, company specific liquidity risk and market liquidity risk. Funding risk is the gap between sources and uses of cash under normal and stressed conditions taking into consideration structural, regulatory and legal entity constraints. Changes in institution-specific conditions that affect the Company’s ability to sell assets or otherwise transact business without incurring a significant loss in value is company specific liquidity risk. Changes in general market conditions that affect the institution’s ability to sell assets or otherwise transact business without incurring a significant loss in value is market liquidity risk.
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
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Talcott Resolution products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, if long-term interest rates rise dramatically, certain Talcott Resolution businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Talcott Resolution's fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated Aa with maturities primarily between zero and thirty years. For further discussion of interest rate risk associated with the benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 18 of the Notes to Consolidated Financial Statements in The Hartford’s 2012 Form 10-K Annual Report. In addition, management evaluates performance of certain Wealth Management and Life Other Operations products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Individual Life, Retirement Plans, and Life Other Operations sections of the MD&A.
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

Equity Risk
Variable Product Guarantee Risks and Risk Management
The Company’s variable products are significantly influenced by the U.S., Japanese, and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuity contracts and mutual funds.
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

Generally, increases in equity markets will reduce the value of the dynamic hedge program and macro hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. For additional information, see Risk Hedging - Variable Annuity Hedging Program section.
Variable Annuity Guaranteed Benefits
The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $94.2 billion and $94.4 billion as of March 31, 2013 and December 31, 2012, respectively.
The following table summarizes the account values of the Company’s U.S., Japan and U.K. variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of March 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$65.5	$5.3	$1.5	29%	16%
GMWB	34.1	0.4	0.3	13%	9%
Japan Variable Annuity [1]
GMDB	26.9	3.1	2.5	72%	12%
GMIB [3]	25.1	1.3	1.3	65%	7%
U.K. Variable Annuity [1]
GMDB	1.8	—	—	100%	2%
GMWB	1.7	—	—	10%	8%

Total Variable Annuity Guarantees
As of December 31, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$64.8	$6.6	$2.2	48%	13%
GMWB	34.2	0.7	0.5	23%	9%
Japan Variable Annuity [1]
GMDB	27.7	5.7	4.8	97%	16%
GMIB [3]	26.0	3.3	3.3	97%	12%
UK Variable Annuity [1]
GMDB	1.9	—	—	100%	2%
GMWB	1.7	—	—	24%	7%

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

[2]	Excludes group annuity contracts with GMDB benefits.

[3]	Includes small amount of GMWB and GMAB

[4]	Excludes reinsured contracts.
[5]For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.
Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company’s GMDB liability, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
The Company expects to incur these payments in the future only if the policyholder has an “in the money” GMWB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to the specified level, the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”). For the Company’s “life-time” GMWB products, this annuity can continue beyond the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments can exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of March 31, 2013, 86% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
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

	As of March 31, 2013
	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.3	$—
2014	4.0	—
2015	6.8	0.2
2016	2.3	0.2
2017	2.6	0.3
2018 & beyond [2]	6.4	0.4
Total	$22.4	$1.1

[1]	Excludes certain non-GMIB living benefits of $2.7 billion of account value and $0.2 billion of NAR.

[2]	In 2018 & beyond, $2.4 billion of the $6.4 billion is primarily associated with account value that is eligible in 2021.

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
International Hedge Programs
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps, swaptions and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, Topix index, FTSE 100 index, Euro Stoxx 50 and DAX 30 index.
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

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of April 8, 2013, and are related to the fair value of liabilities and hedge instruments in place as of April 8, 2013 for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

As of April 8, 2013
U.S. GAAP Sensitivity Analysis (pre Tax/DAC) [1]	U.S. Programs						International Programs
	GMWB			Macro			Japan/UK
Equity Market Return	-20%	-10%	+10%	-20%	-10%	+10%	-20%	-10%	+10%
Potential Net Fair Value Impact	$(228)	$(95)	$64	$289	$87	$(69)	$904	$456	$(489)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(87)	$(40)	$35	$26	$13	$(12)	$170	$67	$(58)
Implied Volatilities	+10%	+2%	-10%	+10%	+2%	-10%	+10%	+2%	-10%
Potential Net Fair Value Impact	$(446)	$(84)	$366	$92	$18	$(87)	$58	$6	$(25)
Yen Strengthens +/ Weakens -	+20%	+10%	-10%	+20%	+10%	-10%	+20%	+10%	-10%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$1,415	$533	$(437)

[1]	These sensitivities are based on full implementation of the expanded Japan variable annuity hedging program.
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
The Company has reinsured approximately 19% of its risk associated with U.S. GMWB and 72% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through the use of derivative instruments or asset sales. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Investment Management section and Note 6 of the Notes to Condensed Consolidated Financial Statements. Further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see the Reinsurance section.
As of March 31, 2013, the Company’s exposure to a credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan and Prudential. The Government of Japan securities represented $2.6 billion, or 12% of stockholders’ equity, and 3% of total invested assets excluding equity securities, trading. The net reinsurance recoverable from Prudential of $2.6 billion represented 12% of stockholders' equity. For further discussion of reinsurance recoverables, see Note 7 - Reinsurance of Notes to Condensed Consolidated Financial Statements. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 of the Notes to Consolidated Financial Statements in The Hartford’s 2012 Form 10-K Annual Report.

Derivative Instruments
The Company utilizes a variety of over-the-counter ("OTC") and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional OTC derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.
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
For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2013, for the Company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. Beginning in the fourth quarter of 2011, the Company began hedging its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program, however, for one counterparty, maximum uncollateralized exposure is higher. This counterparty maintains credit ratings of A3 or better, and the Company actively monitors its credit standing. For further discussion, see the Derivative Commitments section of Note 11 of the Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2013, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The average credit ratings referenced below and throughout this section are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	March 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$10,261	$10,563	15.2%	$10,481	$10,975	12.8%
AAA	6,868	7,265	10.4%	8,646	9,220	10.7%
AA	12,887	13,877	19.9%	14,939	16,104	18.7%
A	15,442	17,007	24.4%	20,396	22,650	26.4%
BBB	15,860	17,079	24.5%	20,833	22,689	26.4%
BB & below	3,943	3,876	5.6%	4,452	4,284	5.0%
Total fixed maturities	$65,261	$69,667	100%	$79,747	$85,922	100.0%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Excluding the impact of the sales, the composition of the invested asset credit quality remained relatively consistent as compared to December 31, 2012. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	March 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$1,981	$22	$(71)	$1,932	2.8%	$2,234	$29	$(116)	$2,147	2.5%
Small business	282	8	(49)	241	0.3%	336	7	(67)	276	0.3%
Other	235	14	—	249	0.4%	313	27	—	340	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,843	4	(51)	1,796	2.6%	2,197	—	(68)	2,129	2.5%
Commercial real estate ("CREs")	397	55	(63)	389	0.6%	420	44	(80)	384	0.4%
Other [1]	383	16	(11)	373	0.5%	553	16	(11)	527	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	881	60	(2)	939	1.3%	962	79	—	1,041	1.2%
Bonds	3,731	238	(101)	3,868	5.6%	4,535	293	(160)	4,668	5.4%
Interest only (“IOs”)	383	32	(17)	398	0.6%	586	45	(19)	612	0.7%
Corporate
Basic industry	2,688	212	(10)	2,890	4.1%	3,741	369	(6)	4,104	4.8%
Capital goods	2,199	273	(2)	2,470	3.5%	3,109	389	(2)	3,496	4.1%
Consumer cyclical	1,720	193	(4)	1,909	2.7%	2,423	266	(5)	2,684	3.1%
Consumer non-cyclical	3,763	475	(6)	4,232	6.1%	5,927	759	(7)	6,679	7.8%
Energy	2,458	306	(4)	2,760	4.0%	3,816	499	(3)	4,312	5.0%
Financial services	5,940	441	(159)	6,222	8.9%	7,230	604	(211)	7,623	8.9%
Tech./comm.	2,947	367	(16)	3,298	4.7%	3,971	526	(16)	4,481	5.2%
Transportation	1,005	111	(2)	1,114	1.6%	1,393	163	(2)	1,554	1.8%
Utilities	5,640	707	(17)	6,330	9.1%	7,792	1,017	(24)	8,785	10.2%
Other	222	21	—	243	0.3%	292	39	—	331	0.4%
Foreign govt./govt. agencies	3,807	192	(72)	3,927	5.6%	3,985	191	(40)	4,136	4.8%
Municipal
Taxable	1,449	129	(11)	1,567	2.2%	2,235	246	(15)	2,466	2.9%
Tax-exempt	10,652	1,026	(7)	11,671	16.9%	10,766	1,133	(4)	11,895	13.9%
Residential mortgage-backed securities ("RMBS")
Agency	5,357	152	(18)	5,491	7.9%	5,906	259	(3)	6,162	7.2%
Non-agency	—	—	—	—	—%	—	—	—	—	—%
Alt-A	1	—	—	1	—%	38	—	(1)	37	—%
Sub-prime	1,274	36	(86)	1,224	1.8%	1,374	36	(129)	1,281	1.5%
U.S. Treasuries	4,023	129	(19)	4,133	5.9%	3,613	175	(16)	3,772	4.4%
Fixed maturities, AFS	65,261	5,219	(798)	69,667	100%	79,747	7,211	(1,005)	85,922	100%
Equity securities
Financial services	281	22	(34)	269		331	15	(42)	304
Other	511	92	(10)	593		535	66	(15)	586
Equity securities, AFS	792	114	(44)	862		866	81	(57)	890
Total AFS securities	$66,053	$5,333	$(842)	$70,529		$80,613	$7,292	$(1,062)	$86,812
Fixed maturities, FVO				$982					$1,087

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The overall decrease in AFS and FVO securities is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. The Company continues to invest in a diversified portfolio with purchases focused on investment grade corporate bonds and additional investments into RMBS agencies and U.S. Treasuries as a part of repurchase and dollar roll transactions. For further information on repurchase and dollar roll agreements, see Note 6 of the Notes to Condensed Consolidated Financial Statements. The Company also reinvested cash into short-term investments and foreign government securities to generate an additional return in support of Japan-related liabilities. In addition, the Company continued to prudently manage exposure to riskier assets through selective sales of CMBS, financial and European exposures. The Company's AFS net unrealized gain position declined primarily due to the disposition of the Retirement Plans and Individual Life businesses, as discussed above and an increase in interest rates.
Fixed maturities, FVO, primarily represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs. For further discussion on fair value option securities, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
European Exposure
Certain economies within Europe continue to experience significant adverse economic conditions which have been precipitated in part by high unemployment rates and government debt levels. As a result, issuers in several European countries have experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. The concerns regarding the European countries have impacted the capital markets which, in turn, has made it more difficult to contain the European financial crisis. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets to a degree. However, core issues still remain. Further contraction of gross domestic product along with elevated unemployment levels may continue to put pressure on sovereign debt.
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
The Company has limited direct European exposure, totaling only 5% of total invested assets as of March 31, 2013. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes countries on the iTraxx SovX index with credit default spreads that exceed their respective index level as of March 31, 2013, an S&P credit quality rating of BBB+ or below and a gross domestic product ("GDP") greater than $200 billion.
The following tables present the Company’s European securities included in the Securities by Type table above.

March 31, 2013
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$2	$2	$—	$—	$1	$1	$3	$3
Spain [3]	37	37	20	20	—	—	57	57
Ireland	86	84	9	9	—	—	95	93
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	125	123	29	29	1	1	155	153
Europe excluding higher risk	3,079	3,440	1,070	1,103	717	745	4,866	5,288
Total Europe	$3,204	$3,563	$1,099	1,132	$718	746	$5,021	$5,441
Europe exposure net of credit default swap protection [2]							$4,649	$5,440

December 31, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$4	$4	$—	$—	$—	$—	$4	$4
Spain [3]	53	52	20	20	—	—	73	72
Ireland	143	145	—	—	—	—	143	145
Portugal	—	—	—	—	—	—	—	—
Greece		—	—	—	—	—	—	—
Higher risk	200	201	20	20	—	—	220	221
Europe excluding higher risk	4,022	4,525	1,158	1,182	751	827	5,931	6,534
Total Europe	$4,222	$4,726	$1,178	$1,202	$751	$827	$6,151	$6,755
Europe exposure net of credit default swap protection [2]							$5,767	$6,752

[1]
Includes amortized cost and fair value of $72 as of March 31, 2013 and $74 as of December 31, 2012 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $372 and $(1), respectively, as of March 31, 2013 and $384 and $(3), respectively, as of December 31, 2012 related to credit default swap protection. This includes a notional amount of $69 and $56 as of March 31, 2013 and December 31, 2012, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the corporate and Equity, AFS Financial Services.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of March 31, 2013 and December 31, 2012, exposure to the United Kingdom totaled approximately 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any exposure to issuers in Greece or the Republic of Cyprus. As of March 31, 2013 and December 31, 2012, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A-, respectively.
As of March 31, 2013 and December 31, 2012, the Company’s total credit default swaps that provide credit protection had a notional amount of $372 and $384, respectively, and a fair value of $(1) and $(3), respectively. As of March 31, 2013 and December 31, 2012, all of the above referenced credit default swaps reference single name corporate and financial European issuers, of which $23 related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at March 31, 2013 and December 31, 2012 was $11.2 billion and $11.8 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds' investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $4.8 billion and $5.0 billion as of March 31, 2013 and December 31, 2012, respectively. Included in this estimated European exposure were investments in Ireland, Italy, Portugal and Spain with an estimated fair value of $1.6 billion and $1.6 billion as of March 31, 2013 and December 31, 2012, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poors or Baa3 or higher by Moodys. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. The Company has also entered into credit default swaps with a notional amount and fair value of $350 and $28, respectively, to hedge certain sovereign credit risks.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	March 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$37	$38	$1	$47	$49	$2
AA	734	782	48	1,039	1,125	86
A	2,954	3,122	168	3,539	3,763	224
BBB	2,160	2,177	17	2,537	2,563	26
BB & below	336	372	36	399	427	28
Total	$6,221	$6,491	$270	$7,561	$7,927	$366
The overall decrease in securities in the financial services sector is primarily attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Domestic financial companies continued to stabilize in the first quarter of 2013 due to improved earnings performance, strengthening asset quality and capital generation, resulting in tighter credit spreads during the quarter. However, spread volatility remains high due to capital market and economic uncertainty surrounding sequestration issues, as well as lingering concerns related to the Eurozone. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets, which have improved in recent periods; however, still remain a concern. These factors could adversely impact the Company’s net unrealized position.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals such as spread tightening in certain sectors, firming property prices, increases in transaction volume and modestly easing financial conditions. While delinquencies still remain at elevated levels, they have improved since cycle highs.
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
CMBS – Bonds [1]

March 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$113	$116	$92	$93	$46	$46	$5	$5	$43	$43	$299	$303
2004	112	116	69	79	36	37	19	19	20	17	256	268
2005	351	378	87	90	117	119	120	110	101	86	776	783
2006	509	555	140	151	119	129	185	188	295	287	1,248	1,310
2007	310	338	242	249	128	139	22	22	184	167	886	915
2008	48	56	—	—	—	—	1	1	—	—	49	57
2009	11	12	—	—	—	—	—	—	—	—	11	12
2010	18	21	—	—	—	—	—	—	—	—	18	21
2011	92	101	—	—	—	—	—	—	—	—	92	101
2012	86	88	—	—	—	—	5	5	—	—	91	93
2013	1	1	—	—	3	3	1	1	—	—	5	5
Total	$1,651	$1,782	$630	$662	$449	$473	$358	$351	$643	$600	$3,731	$3,868
Credit protection	31.1%		25.6%		22.1%		15.0%		10.8%		24.0%

December 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$180	$184	$102	$103	$57	$56	$5	$5	$42	$43	$386	$391
2004	171	178	73	82	36	36	24	24	20	12	324	332
2005	446	485	105	107	121	122	152	139	100	82	924	935
2006	682	757	167	178	129	135	235	229	316	278	1,529	1,577
2007	371	409	289	301	150	154	31	31	188	160	1,029	1,055
2008	55	66	—	—	—	—	—	—	—	—	55	66
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	18	21	—	—	22	23	—	—	—	—	40	44
2011	121	135	—	—	—	—	—	—	—	—	121	135
2012	98	102	—	—	—	—	1	1	—	—	99	103
Total	$2,170	$2,367	$736	$771	$515	$526	$448	$429	$666	$575	$4,535	$4,668
Credit protection	29.7%		23.4%		23.3%		16.8%		9.2%		23.7%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $397 and $389, respectively, as of March 31, 2013 and $420 and $384 respectively, as of December 31, 2012. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	March 31, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$137	$(8)	$129	$150	$(8)	$142
Whole loans	4,740	(10)	4,730	6,023	(10)	6,013
A-Note participations	251	—	251	255	—	255
B-Note participations	150	(50)	100	263	(50)	213
Mezzanine loans	19	—	19	88	—	88
Total	$5,297	$(68)	$5,229	$6,779	$(68)	$6,711

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

The overall decrease in mortgage loans is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Since December 31, 2012, the Company funded $230 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 65% and a weighted average yield of 4.5%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of March 31, 2013, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, and $47 and $3, respectively, as of December 31, 2012.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	March 31, 2013			December 31, 2012
	Amortized Cost	Market Value	Weighted Average Credit Quality	Amortized Cost	Market Value	Weighted Average Credit Quality
General Obligation	$2,589	$2,861	AA	$2,947	$3,293	AA
Pre-Refunded [1]	629	677	AAA	629	678	AAA
Revenue
Transportation	1,605	1,722	A+	1,652	1,799	A+
Water & Sewer	1,331	1,451	AA	1,380	1,531	AA
Health Care	1,303	1,433	AA-	1,302	1,443	AA-
Education	1,185	1,311	AA	1,288	1,446	AA
Leasing [2]	928	1,029	AA-	1,028	1,133	A+
Sales Tax	827	918	AA	862	966	AA
Power	777	849	A+	892	976	A+
Housing	253	266	AA-	333	344	AA-
Other	674	721	A+	688	752	AA-
Total Revenue	8,883	9,700	AA-	9,425	10,390	AA-
Total Municipal	$12,101	$13,238	AA-	$13,001	$14,361	AA-

[1]
Pre-refunded bonds are bonds for which an irrevocable trust containing sufficient U.S. treasury, agency, or other securities has been established to fund the remaining payment of principal and interest.

[2]
Leasing revenue bonds are generally the obligations of a financing authority established by the municipality that leases municipal facilities to a municipality. The notes are typically secured by lease payments made by the municipality that is leasing the facilities financed by the issue. Lease payments may be subject to annual appropriation by the municipality or the municipality may be obligated to appropriate general tax revenues to make lease payments.

As of March 31, 2013, the largest issuer concentrations were the states of California, Massachusetts and Illinois, which each comprised less than 4% of the municipal bond portfolio. As of December 31, 2012, the largest issuer concentrations were the states of California, Illinois and Massachusetts, which each comprised less than 4% of the municipal bond portfolio.
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

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Hedge funds	$1,349	44.2%	$1,309	43.4%
Mortgage and real estate funds	509	16.6%	501	16.6%
Mezzanine debt funds	104	3.4%	108	3.6%
Private equity and other funds	1,096	35.8%	1,097	36.4%
Total	$3,058	100%	$3,015	100%
Since December 31, 2012, the increase in private equity and other funds was due to broad equity market improvements and improved valuations of underlying funds.

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $842 as of March 31, 2013, and have decreased $220, or 21%, from December 31, 2012 due to spread tightening in certain sectors partially offset by an increase in interest rates.
As of March 31, 2013, $590 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $252 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $37 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily corporate financial securities, commercial and residential real estate, as well as ABS backed by student loans that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding financial services, residential and certain commercial real estate and ABS student loans. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of March 31, 2013 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	March 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	809	$4,074	$4,019	$(55)	771	$3,964	$3,893	$(71)
Greater than three to six months	289	1,629	1,550	(79)	306	764	730	(34)
Greater than six to nine months	144	477	443	(34)	183	157	142	(15)
Greater than nine to eleven months	103	101	96	(5)	64	96	90	(6)
Twelve months or more	622	6,983	6,299	(669)	687	7,850	6,894	(936)
Total	1,967	$13,264	$12,407	$(842)	2,011	$12,831	$11,749	$(1,062)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	March 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost [1]	Fair Value	Unrealized Loss [2]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [2]
Three months or less	40	$33	$20	$(13)	68	$54	$36	$(18)
Greater than three to six months	26	16	12	(4)	27	22	16	(6)
Greater than six to nine months	10	8	6	(2)	20	72	55	(17)
Greater than nine to eleven months	11	25	19	(6)	12	33	25	(8)
Twelve months or more	118	679	452	(227)	157	1,329	877	(452)
Total	205	$761	$509	$(252)	284	$1,510	$1,009	$(501)

[1]
The table above does not include FVO securities for which cost exceeds fair value. As of March 31, 2013, the company holds FVO securities with a book value of $152 for which cost exceeds fair value by 20% or more. The change in unrealized gains and losses for FVO securities is recorded through realized capital gains (losses) on the Condensed Consolidated Statement Statement of Operations.

[2]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	March 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	9	$25	$11	$(14)	20	$48	$22	$(26)
Greater than three to six months	7	2	1	(1)	4	1	—	(1)
Greater than six to nine months	3	1	—	(1)	4	2	—	(2)
Greater than nine to eleven months	3	1	—	(1)	7	1	—	(1)
Twelve months or more	19	51	14	(37)	27	147	57	(90)
Total	41	$80	$26	$(54)	62	$199	$79	$(120)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended March 31,
	2013	2012
ABS	$4	$9
CRE CDOs	2	—
CMBS
Bonds	3	5
Corporate	5	—
Equity	6	8
RMBS sub-prime	1	7
Total	$21	$29

Three months ended March 31, 2013
For the three months ended March 31, 2013, impairments recognized in earnings were comprised of credit impairments of $10, impairments on equity securities of $6, and securities that the Company intends to sell of $5.
For the three months ended March 31, 2013, credit impairments were primarily concentrated in high yield corporate securities, ABS, CRE CDOs, RMBS and fixed-rate CMBS bonds. Impairments on high yield corporate securities were due to one security which defaulted on a payment of interest and filed for bankruptcy in 2013. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as an elevated unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior and severity rates. The macroeconomic assumptions considered by the Company did not materially change for the three months ended March 31, 2013, and, as such, the credit impairments recognized were primarily driven by actual collateral deterioration, largely as a result of the Company’s security-specific collateral review.
The security-specific collateral review is performed to estimate potential future losses. This review incorporates assumptions about expected future collateral cash flows, including projected default rates and severities. The results of the security-specific collateral review allowed the Company to estimate the expected timing of a security's first loss, if any, and the probability and severity of potential ultimate losses. The Company then discounted these anticipated future cash flows at the security's book yield prior to impairment.
Impairments on equity securities were comprised of one security that has been in an unrealized loss position for more than six months and the Company no longer believes that the security will recover within the foreseeable future. Intent-to-sell impairments were primarily related to one ABS collateralized by student loans as market pricing continued to improve and the Company would like the ability to reduce exposure.

In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $12, for the three months ended March 31, 2013, predominantly concentrated in corporate financial services and RMBS. These non-credit impairments represent the difference between fair value and the Company's best estimate of expected future cash flows discounted at the security's effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Three months ended March 31, 2012
Impairments recognized in earnings were comprised of credit impairments of $17, impairments on equity securities of $8, and securities that the Company intended to sell of $4. Credit impairments primarily related to structured securities associated with residential and small balance real estate. The structured securities were impaired primarily due to property-specific deterioration of the underlying collateral. Impairments on equity securities comprised of one below investment grade preferred stock that has been depressed greater than 20% for more than six months. Impairments on securities that the Company intended to sell consisted of one CMBS fixed-rate bond as market pricing continued to improve and the Company wanted the ability to reduce certain exposures.

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
As of March 31, 2013, HFSG Holding Company held fixed maturities, short-term investments and cash of $2.1 billion. On February 22, 2013, following extraordinary dividend approval from the State of Connecticut Insurance Department, $1.2 billion was distributed to the HFSG Holding Company from its Connecticut domiciled life insurance subsidiaries. In addition, the Company's Vermont life reinsurance captive returned approximately $300 of capital to the HFSG Holding Company.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 Hartford Life Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note bears interest at 0.92% and matures on April 29, 2014.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for a $500 equity repurchase program to be completed by December 31, 2014 and for the reduction of approximately $1.0 billion of debt including repayment of $320 of 4.625% senior notes due in July 2013 and $200 of 4.75% senior notes due in March 2014. For further discussion of the reduction in debt, see MD&A – Capital Resources and Liquidity – Debt.
Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $410, common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $180, and preferred stock dividends of approximately $11.
Equity
During the three months ended March 31, 2013, the Company repurchased 1.8 million common shares for $45, and 200,000 warrants for $3 under the equity repurchase program. In addition, the Company repurchased 751,000 common shares for $19, from April 1, 2013 to April 25, 2013.
Debt
On March 26, 2013, the Company repurchased principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date. The Company recognized a loss on extinguishment in 2013 of approximately $138, after-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized discount and debt issuance costs. On April 15, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. For additional information regarding debt, see Note 16 - Debt of Notes to Condensed Consolidated Financial Statements.
Dividends
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2013 and the funding requirements for all of the pension plans is expected to be immaterial. The Company presently anticipates contributing approximately $100 in 2013 to its pension plans, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are limited by state regulation. The payment of dividends by Connecticut-domiciled insurers, including dividends associated with the proceeds from a sale of any of our life businesses, is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2013 without prior approval from the applicable insurance commissioner. The life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $577 in 2013. However, because the life insurance subsidiaries' earned surplus is negative as of December 31, 2012, the life insurance subsidiaries will not be permitted to pay any dividends in 2013 without prior approval from the Connecticut Insurance Commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. For the three months ended March 31, 2013, HFSG Holding Company received $258 in dividends from its property-casualty insurance subsidiaries, including dividends of $37 to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
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

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of March 31, 2013, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of March 31, 2013 there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. As of March 31, 2013 there are no borrowings outstanding under the Credit Facility. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of March 31, 2013, the Company was in compliance with all financial covenants under the Credit Facility.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $53, or ¥5 billion, and individually have expiration dates of January 4, 2014 and September 30, 2013.

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2013, is $684. Of this $684 the legal entities have posted collateral of $685 in the normal course of business. In addition, the Company has posted collateral of $46 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $14 to be posted as collateral. Based on derivative market values as of March 31, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $30 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
As of March 31, 2013, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to (1) either BBB+ or Baa1 was $7.6 billion and $120, respectively, or (2) both BBB+ and Baa1 was $17.7 billion and $280, respectively, which includes the amounts in scenario (1). The notional and fair value amounts include a customized GMWB derivative with a notional amount of $3.9 billion and a fair value of $102.
On February 5, 2013 Moody's lowered its counterparty credit and insurer financial strength ratings on Hartford Life and Annuity Insurance Company to Baa2. Given this downgrade action, termination rating triggers of seven derivative counterparty relationships were impacted. The Company has renegotiated the rating triggers with six counterparties, and is in the process of re-negotiating with the remaining counterparty, which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life and Annuity Insurance Company. As of March 31, 2013, the notional amount and fair value related to this counterparty is $2.1 billion and $5, respectively, for which the counterparty would owe the Company $5. This counterparty has the right to terminate the relationship and the Company would have to settle the outstanding derivatives prior to termination. Included in one of the six counterparties that the Company has renegotiated ratings triggers with is a customized GMWB derivative for which the Company has posted an additional collateral payment of $46 to prevent its termination following the downgrade action.

Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2012 Form 10-K Annual Report.
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
As of March 31, 2013 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$26,770
Short-term investments	994
Cash	185
Less: Derivative collateral	159
Total	$27,790
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $56 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
As of March 31, 2013 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$43,098
Short-term investments	2,129
Cash	1,795
Less: Derivative collateral	1,005
Cash associated with Japan variable annuities	529
Total	$45,488
Capital resources available to fund liquidity, upon contractholder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company. Obligations of Talcott Resolution will generally be funded by Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company, while obligations of the Company’s international annuity subsidiaries will generally be funded by the legal entity in the country in which the obligation was generated. Contractholder obligations of the former Retirement Plans business were funded by Hartford Life Insurance Company and of the former Individual Life business were funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. See Note 2 - Business Dispositions of Notes to the Condended Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.
Hartford Life Insurance Company (“HLIC”), an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses or to enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of March 31, 2013, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	March 31, 2013
Total Life contractholder obligations	$234,544
Less: Separate account assets [1]	145,151
International statutory separate accounts [1]	28,088
General account contractholder obligations	$61,305
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$26,975
U.S. Fixed MVA annuities and Other [3]	10,797
International Fixed MVA annuities	1,843
Guaranteed investment contracts (“GIC”) [4]	112
Other [5]	21,578
General account contractholder obligations	$61,305

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Talcott Resolution’s individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business, may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. See Note 2 - Business Dispositions of Notes to Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the Company’s off-balance sheet arrangements since the filing of the Company’s 2012 Form 10-K Annual Report.
Aggregate Contractual Obligations
Since December 31, 2012, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. For additional information, see MD&A – Liquidity Requirements and Sources of Capital – Debt and Note 16 - Debt of Notes to Condensed Consolidated Financial Statements.

Capitalization
The capital structure of The Hartford as of March 31, 2013 and December 31, 2012 consisted of debt and stockholders’ equity, summarized as follows:

	March 31, 2013	December 31, 2012	Change
Short-term debt (includes current maturities of long-term debt)	$520	$320	63%
Long-term debt	5,807	6,806	(15)%
Total debt [1]	6,327	7,126	(11)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	19,271	19,604	(2)%
AOCI, net of tax	1,649	2,843	(42)%
Total stockholders’ equity	$20,920	$22,447	(7)%
Total capitalization including AOCI	$27,247	$29,573	(8)%
Debt to stockholders’ equity	30%	32%
Debt to capitalization	23%	24%

[1]	Total debt of the Company excludes $132 and $161 of consumer notes as of March 31, 2013 and December 31, 2012, respectively.
The Hartford’s total capitalization decreased $2.3 billion, or 8%, from December 31, 2012 to March 31, 2013 primarily due to decreases in total debt, as well as the impact of the sales of the Retirement Plans and Individual Life businesses ("business dispositions").
Total debt decreased as a result of the Company's repurchase of principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date.
AOCI, net of tax, declined from December 31, 2012 to March 31, 2013 primarily due to reclassification of realized capital gains associated with the business dispositions to retained earnings within stockholders' equity, excluding AOCI. The realized capital gains are offset within retained earnings by the reinsurance loss on the business dispositions.
For additional information on debt, see MD&A – Liquidity Requirements and Sources of Capital and Note 16 - Debt of Notes to Condensed Consolidated Financial Statements. For additional information on the business dispositions and AOCI, net of tax, see Note 2 - Business Dispositions and Note 19 - Changes In and Reclassifications From Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements, respectively.
Cash Flows

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$186	$1,140
Net cash provided by (used for) investing activities	$307	$(1,367)
Net cash used for financing activities	$(852)	$(233)
Cash – end of period	$1,985	$2,059
Cash provided by operating activities decreased primarily due to income taxes paid of $21 in 2013, compared to income taxes received of $548 in 2012, as well as lower fee income and lower net investment income on available-for-sale securities, excluding limited partnerships and other investments.
Cash provided by investing activities in 2013 primarily relates to net proceeds from available for sale securities of $462, proceeds from businesses sold of $485, and net proceeds from mortgage loans of $131, partially offset by net purchases of derivatives of $776. Cash used for investing activities in 2012 primarily relates to net payments on derivatives of $2.0 billion and net purchases of mortgage loans of $548, partially offset by net proceeds of available-for-sale securities of $1.4 billion.
Cash used for financing activities in 2013 consists primarily of repurchases of long-term debt of $1.0 billion, partially offset by net increases in securities loaned or sold of $472. Cash used for financing activities in 2012 consists primarily of net outflows on investment and universal life-type contracts and dividends paid on common and preferred stock.
Operating cash flows for the three months ended March 31, 2013 and 2012 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of April 24, 2013.

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
Statutory Capital and Surplus
The table below sets forth statutory capital and surplus for the Company’s insurance companies.

	March 31, 2013	December 31, 2012
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,599	$6,410
Property and casualty insurance subsidiaries	7,948	7,645
Total	$15,547	$14,055

Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $1.2 billion, primarily due to net income from non-variable annuity business of $2.1 billion including statutory gains from the sales of the Retirement Plans and Individual Life businesses, variable annuity surplus impacts of approximately $494, net deferred gain on inforce reinsurance of $222, other surplus changes of $139, partially offset by returns of capital of $1.5 billion and letter of credit decreases of $269.
Total statutory capital and surplus for property and casualty increased by $303, primarily due to net income of $429, unrealized gains of $37, a reduction of deferred tax assets of $9, capital contributions of $54 and an increase of statutory admitted assets of $13, partially offset by dividends to HFSG Holding Company of $221. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.1 billion as of March 31, 2013 and December 31, 2012.

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
Certain provisions of the Dodd-Frank Act will require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, which will increase the cost of our hedging program. Other provisions of the Dodd-Frank Act could subject us to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, in certain circumstances, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer's state regulator fails to act.
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
The Dodd-Frank Act vests a newly created Financial Stability Oversight Council ("FSOC") with the power to designate “systemically important” financial institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC finalized its rule for designating systemically important nonbank financial institutions in April 2012. Based on its most current financial data, The Hartford is below the initial quantitative thresholds that will be used to determine which nonbank companies merit consideration. The FSOC has indicated it will review on a quarterly basis whether non-bank financial institutions meet the metrics for further review.
If we are designated as a systemically important institution, The Hartford could be subject to higher capital requirements and additional regulatory oversight imposed by The Federal Reserve. In addition, the Dodd-Frank Act may restrict us from sponsoring and investing in private equity and hedge funds, which would limit our discretion in managing our general account.
Fiscal Year 2014, Budget of the United States Government
On April 10, 2013, the Obama Administration released its “Fiscal Year 2014, Budget of the U.S. Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals that if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report and Note 1 - Basis of Presentation and Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2013.
Changes in internal control over financial reporting
On January 1, 2013, the Company implemented a new enterprise general ledger designed to create a simplified and standardized financial reporting environment while enhancing management's decision effectiveness and improving the control environment surrounding the Company's financial data and information.  Effective January 1, 2013, the Property & Casualty businesses have begun accounting and reporting on the new enterprise general ledger.  Group Benefits, Mutual Funds and Talcott Resolution are expected to begin accounting and reporting on the new enterprise general ledger during the first quarter of 2014.

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
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages, and fact discovery has not yet begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
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

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
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
Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. For example, the Obama Administration proposed federal budget released in April 2013 entitled Fiscal Year 2014, Budget of the U.S. Government included among many other proposals, a proposal which, if enacted, would adversely affect the amount of the dividends received deduction the Company currently enjoys. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings. Although the specific form of any related legislation is uncertain, any such legislation could include provisions that lessen or eliminate some or all of the tax advantages currently benefiting the Company, its investments and investment strategies, and/or its policyholders or not provide for grandfathering the current tax treatment of existing life and annuity products. This could occur in the context of deficit reduction or other tax reform. The effects of any such changes could have a material adverse effect on our profitability and financial condition, and could result in lapses of policies currently held, and/or our incurrence of materially higher corporate taxes.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [2]
					(in millions)
January 1, 2013 - January 31, 2013	68	[1]	$16.81	—	$500
February 1, 2013 - February 29, 2013	—		$—	—	$500
March 1, 2013 - March 31, 2013	2,048,644		$25.45	1,764,853	$452
Total	2,048,712		$25.45	1,764,853	N/A

[1]	Primarily represents shares acquired from employees of the Company for tax withholding purposes in connection with the Company’s stock compensation plans.

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

Item 6. EXHIBITS

See Exhibits Index on page	134.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 29, 2013	/s/ Robert H. Bateman
Robert H. Bateman
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2013
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
4.1	Global note for $300,000,000 aggregate principal amount of 4.300% Senior Notes due 2043 (incorporated by reference to Exhibit 4.2 to The Hartford's Current Report on Form 8-K, filed April 18, 2013).
15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.