Form 10-Q
period 2013-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2013-07-29
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of July 24, 2013, there were outstanding 455,032,974 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2012 Form 10-K Annual Report; and Part II, Item IA, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. These important risks and uncertainties include:

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

•
the risks, challenges and uncertainties associated with our capital management plan and our strategic realignment to focus on our property and casualty, group benefits and mutual fund businesses, place our Individual Annuity business into run-off and the sales of the Individual Life, Woodbury Financial Services, Retirement Plans, and U.K. variable annuity businesses;

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

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which, among other effects, vests a Financial Services Oversight Council with the power to designate “systemically important” institutions, requires central clearing of, and/or imposes margin and capital requirements on, derivatives transactions, and created a new “Federal Insurance Office” within the U.S. Department of the Treasury (“Treasury”);

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2013 and 2012 and statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 29, 2013

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2013	2012	2013	2012
	(Unaudited)
Revenues
Earned premiums	$3,293	$3,400	$6,545	$6,842
Fee income	699	1,105	1,398	2,229
Net investment income (loss):
Securities available-for-sale and other	867	1,094	1,723	2,161
Equity securities, trading	1,189	(1,662)	3,751	1,099
Total net investment income (loss)	2,056	(568)	5,474	3,260
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(17)	(106)	(50)	(142)
OTTI losses recognized in other comprehensive income (“OCI”)	5	8	17	15
Net OTTI losses recognized in earnings	(12)	(98)	(33)	(127)
Net realized capital gains on business dispositions	1	—	1,575	—
Other net realized capital gains (losses)	(637)	665	(584)	(234)
Total net realized capital gains (losses)	(648)	567	958	(361)
Other revenues	65	61	133	120
Total revenues	5,465	4,565	14,508	12,090
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,886	3,620	5,550	6,657
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	1,188	(1,661)	3,750	1,098
Amortization of deferred policy acquisition costs and present value of future profits	391	554	1,727	875
Insurance operating costs and other expenses	1,120	1,301	2,144	2,604
Loss on extinguishment of debt	—	910	213	910
Reinsurance loss on dispositions	—	—	1,574	—
Interest expense	100	115	207	239
Total benefits, losses and expenses	5,685	4,839	15,165	12,383
Loss from continuing operations before income taxes	(220)	(274)	(657)	(293)
Income tax benefit	(156)	(166)	(353)	(245)
Loss from continuing operations, net of tax	(64)	(108)	(304)	(48)
Income (loss) from discontinued operations, net of tax	(126)	7	(127)	43
Net loss	$(190)	$(101)	$(431)	$(5)
Preferred stock dividends	—	11	10	21
Net loss available to common shareholders	$(190)	$(112)	$(441)	$(26)
Loss from continuing operations, net of tax, available to common shareholders per common share
Basic	$(0.14)	$(0.27)	$(0.71)	$(0.16)
Diluted	$(0.14)	$(0.27)	$(0.71)	$(0.16)
Net loss available to common shareholders per common share
Basic	$(0.42)	$(0.26)	$(0.99)	$(0.06)
Diluted	$(0.42)	$(0.26)	$(0.99)	$(0.06)
Cash dividends declared per common share	$0.10	$0.10	$0.20	$0.20
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
	(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$(190)	$(101)	$(431)	$(5)
Other comprehensive income (loss):
Change in net unrealized gain on securities	(1,367)	747	(2,256)	988
Change in OTTI losses recognized in other comprehensive income	9	13	24	5
Change in net gain (loss) on cash-flow hedging instruments	(132)	81	(240)	28
Change in foreign currency translation adjustments	(94)	56	(314)	(80)
Change in pension and other postretirement plan adjustments	9	31	17	64
Total other comprehensive income (loss)	(1,575)	928	(2,769)	1,005
Total comprehensive income (loss)	$(1,765)	$827	$(3,200)	$1,000
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $62,840 and $79,747) (includes variable interest entity assets, at fair value, of $49 and $89)	$64,881	$85,922
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $154 and $163)	997	1,087
Equity securities, trading, at fair value (cost of $19,085 and $26,820)	23,362	28,933
Equity securities, available-for-sale, at fair value (cost of $801 and $866) (includes variable interest entity assets of $1 as of June 30, 2013)	834	890
Mortgage loans (net of allowances for loan losses of $68 and $68)	5,411	6,711
Policy loans, at outstanding balance	1,412	1,997
Limited partnerships and other alternative investments (includes variable interest entity assets of $4 and $6)	3,101	3,015
Other investments	648	1,114
Short-term investments (includes variable interest entity assets, at fair value, of $7 as of June 30, 2013)	4,874	4,581
Total investments	105,520	134,250
Cash	1,740	2,421
Premiums receivable and agents’ balances, net	3,581	3,542
Reinsurance recoverables, net	22,720	4,666
Deferred policy acquisition costs and present value of future profits	2,472	5,725
Deferred income taxes, net	3,732	1,942
Goodwill	498	654
Property and equipment, net	911	977
Other assets	3,732	2,767
Assets held for sale	1,941	—
Separate account assets	147,986	141,569
Total assets	$294,833	$298,513
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,548	$40,992
Other policyholder funds and benefits payable	40,597	41,979
Other policyholder funds and benefits payable – international variable annuities	23,351	28,922
Unearned premiums	5,297	5,145
Debt	6,625	7,126
Consumer notes	110	161
Other liabilities (includes variable interest entity liabilities of $51 and $89)	8,644	10,172
Liabilities held for sale	1,662	—
Separate account liabilities	147,986	141,569
Total liabilities	275,820	276,066
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued as of December 31, 2012, liquidation preference $1,000 per share	—	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 491,619,938 and 469,744,822 shares issued	5	5
Additional paid-in capital	10,544	10,038
Retained earnings	10,213	10,745
Treasury stock, at cost — 37,692,683 and 33,439,044 shares	(1,823)	(1,740)
Accumulated other comprehensive income, net of tax	74	2,843
Total stockholders’ equity	19,013	22,447
Total liabilities and stockholders’ equity	$294,833	$298,513
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended June 30,
(In millions, except for share data)	2013	2012
	(Unaudited)
Preferred Stock
Balance at beginning of year	$556	$556
Conversion of shares to common stock	(556)	—
Balance at end of year	$—	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	10,038	10,391
Repurchase of warrants	(21)	(300)
Issuance of shares under incentive and stock compensation plans	(29)	(52)
Tax expense on employee stock options and awards	—	(2)
Conversion of mandatory convertible preferred stock	556	—
Additional Paid-in Capital, end of period	10,544	10,037
Retained Earnings, beginning of period	10,745	11,001
Net income (loss)	(431)	(5)
Dividends on preferred stock	(10)	(21)
Dividends declared on common stock	(91)	(88)
Retained Earnings, end of period	10,213	10,887
Treasury Stock, at Cost, beginning of period	(1,740)	(1,718)
Treasury stock acquired	(145)	(149)
Issuance of shares under incentive and stock compensation plans from treasury stock	69	94
Return of shares under incentive and stock compensation plans and other to treasury stock	(7)	(7)
Treasury Stock, at Cost, end of period	(1,823)	(1,780)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	2,843	1,251
Total other comprehensive income	(2,769)	1,005
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	74	2,256
Total Stockholders’ Equity	$19,013	$21,961
Preferred Shares Outstanding (in thousands)	—	575
Common Shares Outstanding, at beginning of period (in thousands)	436,306	442,539
Treasury stock acquired	(5,205)	(8,045)
Issuance of shares under incentive and stock compensation plans	1,236	1,435
Return of shares under incentive and stock compensation plans and other to treasury stock	(285)	(330)
Conversion of mandatory convertible preferred shares	21,181	—
Issuance of shares for warrant exercise	694	—
Common Shares Outstanding, at end of period	453,927	435,599
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
(In millions)	2013	2012
	(Unaudited)
Operating Activities
Net income (loss)	$(431)	$(5)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,727	875
Additions to deferred policy acquisition costs and present value of future profits	(668)	(852)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(233)	27
Change in reinsurance recoverables	(327)	(291)
Change in receivables and other assets	(796)	(274)
Change in payables and accruals	607	615
Change in accrued and deferred income taxes	(535)	(190)
Net realized capital (gains) losses	(958)	321
Net receipts (disbursements) from investment contracts related to policyholder funds—international variable annuities	(3,907)	(1,287)
Net (increase) decrease in equity securities, trading	3,906	1,284
Depreciation and amortization	57	250
Loss on extinguishment of debt	213	910
Reinsurance loss on dispositions	1,574	—
Other operating activities, net	179	(147)
Net cash provided by operating activities	408	1,236
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	19,908	25,121
Fixed maturities, fair value option	49	153
Equity securities, available-for-sale	191	165
Mortgage loans	263	159
Partnerships	175	84
Payments for the purchase of:
Fixed maturities, available-for-sale	(17,623)	(24,484)
Fixed maturities, fair value option	(95)	—
Equity securities, available-for-sale	(97)	(55)
Mortgage loans	(315)	(1,307)
Partnerships	(195)	(588)
Proceeds from business sold (excluding $485 of non-cash proceeds)	485	—
Derivatives, net	(1,303)	(816)
Change in policy loans, net	44	45
Other investing activities, net	32	(28)
Net cash provided by (used for) investing activities	1,519	(1,551)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	4,736	6,218
Withdrawals and other deductions from investment and universal life-type contracts	(13,292)	(12,094)
Net transfers from separate accounts related to investment and universal life-type contracts	8,065	5,058
Repayments at maturity or settlement of consumer notes	(51)	(60)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(847)	1,560
Repurchase of warrants	(21)	(300)
Repayment of long-term debt	(1,018)	(2,133)
Proceeds from the issuance of long-term debt	295	2,123
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	15	1
Treasury stock acquired	(145)	(154)
Dividends paid on preferred stock	(21)	(21)
Dividends paid on common stock	(87)	(89)
Net cash provided by (used for) financing activities	(2,371)	109
Foreign exchange rate effect on cash	(134)	(37)
Transfer of cash to held for sale	(103)	—
Net decrease in cash	(681)	(243)
Cash – beginning of period	2,421	2,581
Cash – end of period	$1,740	$2,338
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$142	$(446)
Interest paid	$132	$241
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
The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report.
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
Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax benefit at U.S. Federal statutory rate	$(77)	$(96)	$(230)	$(103)
Tax-exempt interest	(35)	(35)	(69)	(71)
Separate account dividends-received deduction	(33)	(30)	(65)	(63)
Other [1]	(11)	(5)	11	(8)
Income tax benefit	(156)	$(166)	$(353)	$(245)

[1]	Includes a permanent difference of $25 related to non-deductible goodwill for the six months ended June 30, 2013.

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
The Company’s $48 unrecognized tax benefits were unchanged for the three and six months ended June 30, 2013. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
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
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $5 as of June 30, 2013 and $58 as of December 31, 2012 relating mostly to foreign net operating losses. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current year presentation.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On June 27, 2013, the Company announced the signing of a definitive agreement to sell HLIL, an indirect wholly-owned subsidiary, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset will be its subsidiary, Hartford Life Limited, a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The Company's U.K. variable annuities business is included in the Talcott Resolution reporting segment. As the sale transaction is expected to result in a loss upon disposition, the Company recognized an estimated after-tax loss of approximately $102 for the three and six months ended June 30, 2013 upon signing the agreement. The related loss accrual is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of June 30, 2013. The purchase price is based on HLIL's financial position as of March 31, 2013. Certain accounting results that occur after March 31, 2013 through the date of the closing of the transaction are passed to the buyer. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations as further discussed in Note 14 - Discontinued Operations.
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $25 for the six months ended June 30, 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized $634 in reinsurance loss on disposition offset by $634 in net realized capital gains for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
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
The Retirement Plans business is included in the Talcott Resolution reporting segment. For the three and six months ended June 30, 2012, Retirement Plans total revenues were $188 and $399, respectively and net income (loss) was ($2) and $16, respectively.
Sale of Individual Life
On January 2, 2013, the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. In 2012, the Company recognized a reinsurance loss on business disposition of $533, pre-tax, which included a goodwill impairment charge of $342 and a loss accrual for premium deficiency of $191. The loss accrual of $191 is included in other liabilities as of December 31, 2012. For additional information, see Note 2 - Business Dispositions and Note 9 - Goodwill and Other Intangible Assets in The Hartford's 2012 Annual Report on Form 10-K . Upon closing the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
Upon closing, the Company reinsured $8.7 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Individual Life business. The Company also transferred invested assets with a carrying value of $8.0 billion, exclusive of $1.4 billion of assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and recognized other non-cash decreases in assets totaling $1.8 billion relating to deferred acquisition costs, deferred income taxes, property and equipment and other assets and other non-cash decreases in liabilities totaling $1.5 billion relating to other liabilities including the $191 loss accrual for premium deficiency, associated with the disposition. The Company will continue to sell life insurance products and riders during a transition period of 18-24 months and Prudential will assume all expenses and risk for these sales through the reinsurance agreement.
The Individual Life business is included in the Talcott Resolution reporting segment. For the three and six months ended June 30, 2012, Individual Life total revenues were $366 and $714, respectively and net income was $36 and $55, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)
Composition of Invested Assets Transferred
The following table presents invested assets transferred by the Company in connection with the sale of the Retirement Plans and Individual Life businesses in January 2013.

Carrying Value
As of Closing
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

Purchase Agreement with Forethought Financial Group, Inc.
Effective May 1, 2012, all new U.S. annuity policies sold by the Company are reinsured to Forethought Life Insurance Company. The Company ceased the sale of such annuity policies in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012 and the impact of this transaction was not material to the Company's results of operations, financial position or liquidity. On December 31, 2012, the Company completed the sale of its U.S. individual annuity new business capabilities to Forethought Financial Group. The Individual Annuity business is included in the Talcott Resolution reporting segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2013	2012	2013	2012
Earnings
Loss from continuing operations
Loss from continuing operations, net of tax	$(64)	$(108)	$(304)	$(48)
Less: Preferred stock dividends	—	11	10	21
Loss from continuing operations, net of tax, available to common shareholders	$(64)	$(119)	$(314)	$(69)
Income (loss) from discontinued operations, net of tax	$(126)	$7	$(127)	$43
Net loss
Net loss	$(190)	$(101)	$(431)	$(5)
Less: Preferred stock dividends	—	11	10	21
Net loss available to common shareholders	$(190)	$(112)	$(441)	$(26)
Shares
Weighted average common shares outstanding, basic	451.4	438.2	443.8	439.4
Dilutive effect of warrants	—	—	—	—
Dilutive effect of stock compensation plans	—	—	—	—
Dilutive effect of mandatory convertible preferred shares	—	—	—	—
Weighted average shares outstanding and dilutive potential common shares	451.4	438.2	443.8	439.4
Earnings (loss) per common share
Basic
Loss from continuing operations, net of tax, available to common shareholders	$(0.14)	$(0.27)	$(0.71)	$(0.16)
Income (loss) from discontinued operations, net of tax	(0.28)	0.01	(0.28)	0.10
Net loss available to common shareholders	$(0.42)	$(0.26)	$(0.99)	$(0.06)
Diluted
Loss from continuing operations, net of tax, available to common shareholders	$(0.14)	$(0.27)	$(0.71)	$(0.16)
Income (loss) from discontinued operations, net of tax	(0.28)	0.01	(0.28)	0.10
Net loss available to common shareholders	$(0.42)	$(0.26)	$(0.99)	$(0.06)
As a result of the losses available to common shareholders for the three months ended June 30, 2013, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share since the inclusion of shares for warrants of 33.4 million and stock compensation plans of 4.2 million would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 489.0 million.
As a result of the losses available to common shareholders for the six months ended June 30, 2013, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 32.6 million and stock compensation plans of 4.0 million would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 480.4 million.
As a result of the losses available to common shareholders for the three months ended June 30, 2012, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 25.1 million, stock compensation plans of 1.5 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 21.0 million, would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 485.8 million.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings (Loss) Per Common Share (continued)
As a result of the losses available to common shareholders for the six months ended June 30, 2012, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 25.7 million, stock compensation plans of 1.8 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 21.0 million, would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 487.9 million.
The declaration of a quarterly common stock dividend of 0.10 during the first and second quarter of 2013 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at June 30, 2013, March 31, 2013, December 31, 2012 was $9.563, $9.579 and $9.599, respectively.
The declaration of a quarterly common stock dividend in the first quarter of 2013 triggered a provision in The Hartford’s Fixed Conversion Rate Agreement, relating to the Company’s mandatory convertible preferred stock, resulting in an adjustment to the minimum conversion rate to 30.1920 from 29.8831 shares of Common Stock per share of Series F Preferred Stock and the maximum conversion rate to 36.8365 from 36.4596 shares of Common Stock per share of Series F Preferred Stock. On April 1, 2013 the mandatory convertible preferred stock converted to 21.2 million shares of common stock at the conversion rate of 36.8365.

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
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's U.S. annuity, international (primarily in Japan) annuity, institutional and private-placement life insurance businesses, as well as the Retirement Plans and Individual Life businesses that were sold in the first quarter of 2013 and the Company's discontinued U.K. variable annuity business. For information regarding the sale of the Retirement Plans and Individual Life businesses and the discontinued U.K variable annuity business, see Note 2 - Business Dispositions and Note 14 - Discontinued Operations, respectively, of Notes to Condensed Consolidated Financial Statements.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss)	2013	2012	2013	2012
Property & Casualty Commercial	$192	$149	$445	$338
Consumer Markets	15	(50)	92	58
Property & Casualty Other Operations	(71)	(15)	(50)	12
Group Benefits	61	35	103	53
Mutual Funds	20	18	38	38
Talcott Resolution	(332)	440	(626)	270
Corporate	(75)	(678)	(433)	(774)
Net loss	$(190)	$(101)	$(431)	$(5)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2013	2012	2013	2012
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$741	$737	$1,474	$1,470
Property	127	126	252	251
Automobile	144	146	288	292
Package business	285	289	566	581
Liability	141	136	279	277
Fidelity and surety	52	51	101	103
Professional liability	55	67	114	135
Total Property & Casualty Commercial	1,545	1,552	3,074	3,109
Consumer Markets
Automobile	626	630	1,245	1,262
Homeowners	282	274	559	551
Total Consumer Markets [1]	908	904	1,804	1,813
Property & Casualty Other Operations	—	(2)	—	(2)
Group Benefits
Group disability	370	439	729	882
Group life	428	478	854	957
Other	40	49	81	99
Total Group Benefits	838	966	1,664	1,938
Mutual Funds
Retail	132	120	261	243
Annuity and other	38	28	73	56
Total Mutual Funds	170	148	334	299
Talcott Resolution	529	892	1,062	1,817
Corporate	2	45	5	97
Total earned premiums, fees, and other considerations	3,992	4,505	7,943	9,071
Net investment income (loss):
Securities available-for-sale and other	867	1,094	1,723	2,161
Equity securities, trading	1,189	(1,662)	3,751	1,099
Total net investment income	2,056	(568)	5,474	3,260
Net realized capital gains (losses)	(648)	567	958	(361)
Other revenues	65	61	133	120
Total revenues	$5,465	$4,565	$14,508	$12,090

[1]
For the three months ended June 30, 2013 and 2012, AARP members accounted for earned premiums of $714 and $694, respectively. For the six months ended June 30, 2013 and 2012, AARP members accounted for earned premiums of $1.4 billion and $1.4 billion, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $350 and $466, respectively, for the three and six months ended June 30, 2013, and $781 and $919 for the three and six months ended June 30, 2012, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,453	$—	$2,221	$232
Collateralized debt obligations ("CDOs")	2,623	—	1,711	912
Commercial mortgage-backed securities ("CMBS")	4,733	—	3,915	818
Corporate	29,666	—	28,415	1,251
Foreign government/government agencies	3,825	—	3,756	69
Municipal	12,569	—	12,442	127
Residential mortgage-backed securities ("RMBS")	5,167	—	3,815	1,352
U.S. Treasuries	3,845	443	3,402	—
Total fixed maturities	64,881	443	59,677	4,761
Fixed maturities, FVO	997	1	785	211
Equity securities, trading	23,362	11	23,351	—
Equity securities, AFS	834	359	380	95
Derivative assets
Credit derivatives	13	—	10	3
Equity derivatives	11	—	2	9
Foreign exchange derivatives	42	—	42	—
Interest rate derivatives	(4)	—	(10)	6
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	138	—	(10)	148
U.S. macro hedge program	137	—	1	136
International program hedging instruments	257	—	208	49
Other derivative contracts	—	—	—	—
Total derivative assets [1]	594	—	243	351
Short-term investments	4,872	350	4,522	—
Limited partnerships and other alternative investments [2]	1,018	—	655	363
Reinsurance recoverable for U.S. GMWB	113	—	—	113
Modified coinsurance reinsurance contracts	54	—	54	—
Separate account assets [3]	137,451	98,826	37,805	820
Assets held for sale	2,111	1,665	446	—
Total assets accounted for at fair value on a recurring basis	$236,287	$101,655	$127,918	$6,714
Percentage of level to total	100%	43%	54%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(632)	$—	$—	$(632)
International guaranteed withdrawal benefits	1	—	—	1
International other guaranteed living benefits	3	—	—	3
Equity linked notes	(12)	—	—	(12)
Total other policyholder funds and benefits payable	(640)	—	—	(640)
Derivative liabilities
Credit derivatives	(9)	—	(8)	(1)
Equity derivatives	20	—	—	20
Foreign exchange derivatives	(303)	—	(303)	—
Interest rate derivatives	(539)	—	(518)	(21)
U.S. GMWB hedging instruments	118	—	(63)	181
U.S. macro hedge program	73	—	—	73
International program hedging instruments	(292)	—	(200)	(92)
Total derivative liabilities [4]	(932)	—	(1,092)	160
Consumer notes [5]	(1)	—	—	(1)
Liabilities held for sale	(28)	—	—	(28)
Total liabilities accounted for at fair value on a recurring basis	$(1,601)	$—	$(1,092)	$(509)

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

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of June 30, 2013 and December 31, 2012, $88 and $160, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $10.5 billion and $3.1 billion of investment sales receivable that are not subject to fair value accounting are excluded as of June 30, 2013 and December 31, 2012, respectively.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note 4, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
There is also a Fair Value Working Group (“Working Group”) which includes the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes. The Working Group performs ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC and OTC-cleared derivatives that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2013 and December 31, 2012, 97% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others will be classified as Level 2.

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
A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, as well as certain limited partnerships and other alternative investments and derivative instruments.

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

	As of June 30, 2013
Securities	Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS	$818	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	60	bps	3,302	bps	826	bps	Decrease
Corporate [3]	683	Discounted cash flows	Spread	180	bps	4,653	bps	422	bps	Decrease
Municipal	127	Discounted cash flows	Spread	231	bps	293	bps	250	bps	Decrease
RMBS	1,352	Discounted cash flows	Spread	56	bps	1,981	bps	268	bps	Decrease
			Constant prepayment rate	—%		13.0%		2.0%		Decrease [4]
			Constant default rate	1.0%		24.0%		8.0%		Decrease
			Loss severity	—%		100.0%		80.0%		Decrease
	As of December 31, 2012
CMBS	$859	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320	bps	3,615	bps	1,031	bps	Decrease
Corporate [3]	1,371	Discounted cash flows	Spread	106	bps	900	bps	328	bps	Decrease
Municipal	227	Discounted cash flows	Spread	227	bps	344	bps	258	bps	Decrease
RMBS	1,373	Discounted cash flows	Spread	54	bps	1,689	bps	367	bps	Decrease
			Constant prepayment rate	—%		12%		2.0%		Decrease [4]
			Constant default rate	1.0%		24%		8.0%		Decrease
			Loss severity	—%		100%		80.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	As of June 30, 2013
Freestanding Derivatives	Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(51)	Discounted cash flows	Swap curve beyond 30 years	3.4%	3.4%	Increase
Long interest rate swaptions	36	Option model	Interest rate volatility	1%	1%	Increase
U.S. GMWB hedging instruments
Equity options	180	Option model	Equity volatility	22%	34%	Increase
Customized swaps	149	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	209	Option model	Equity volatility	25%	33%	Increase
International program hedging
Equity options	(43)	Option model	Equity volatility	22%	50%	Increase
	As of December 31, 2012
Equity derivatives
Equity options	57	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(55)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
Long interest rate swaptions	23	Option model	Interest rate volatility	—%	1%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International program hedging
Equity options	26	Option model	Equity volatility	19%	27%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	—%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and six months ended June 30, 2013, no significant adjustments were made by the Company to broker prices received.
As of June 30, 2013 and December 31, 2012, excluded from the tables above are limited partnerships and other alternative investments which total $363 and $314, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders in the U.S., the U.K., and Japan. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets.
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implemented initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains/(losses) of $(1) and $16, for the three months ended June 30, 2013 and 2012, respectively, and $(11) and $(33) for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012 the credit standing adjustment was $1 and $12, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012 the behavior risk margin was $234 and $302, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains/(losses) of approximately $0 and $(4), for the three months ended June 30, 2013 and 2012, respectively and $8 and $9 for the six months ended June 30, 2013 and 2012, respectively.

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
Generally, a change in withdrawal utilization assumptions would be accompanied by a directionally opposite change in lapse rate assumptions, as the behavior of policyholders that utilize GMWB or GMAB riders is typically different from policyholders that do not utilize these riders.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three and six months ended June 30, 2013 and 2012, for the financial instruments classified as Level 3.
For the three months ended June 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2013	$275	$801	$840	$1,722	$51	$151	$1,280	$5,120	$216
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	6	1	(6)	(4)	—	1	—	(2)	(6)
Included in OCI [3]	(11)	73	35	(23)	(8)	(11)	23	78	—
Purchases	37	73	13	67	27	—	98	315	4
Settlements	(2)	(21)	(47)	(10)	(1)	—	(49)	(130)	(1)
Sales	(60)	(15)	(15)	(67)	—	(14)	—	(171)	(3)
Transfers into Level 3 [4]	—	—	8	6	—	—	—	14	1
Transfers out of Level 3 [4]	(13)	—	(10)	(440)	—	—	—	(463)	—
Fair value as of June 30, 2013	$232	$912	$818	$1,251	$69	$127	$1,352	$4,761	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$—	$(7)	$(4)	$—	$—	$—	$(11)	$(7)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2013	$85	$6	$32	$(26)	$329	$243	$(45)	$22	$561
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(2)	(3)	8	—	(36)	(91)	(2)	(126)
Included in OCI [3]	(2)		—	—	—	—	—	—	—
Purchases	12	—	—	—	—	2	(14)	—	(12)
Settlements	—	(2)	—	3	—	—	22	—	23
Sales	—		—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	—	—	—	85	—	85
Fair value as of June 30, 2013	$95	$2	$29	$(15)	$329	$209	$(43)	$—	$511
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$(2)	$(1)	$2	$—	$(34)	$(113)	$(3)	$(151)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of March 31, 2013	$337	$139	$823
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	(32)	1
Included in OCI [3]	—	—	—
Purchases	30	—	4
Settlements	—	6	(1)
Sales	(2)	—	(5)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	—	—	(6)
Fair value as of June 30, 2013	$363	$113	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(2)	$(32)	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities held for sale	Consumer Notes
Fair value as of March 31, 2013	$(795)	$(34)	$4	$(10)	$(835)	$—	$(2)
Transfers to liabilities held for sale	—	32	—	—	32	(32)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	192	3	—	(2)	193	5	1
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(29)	—	(1)	—	(30)	(1)	—
Fair value as of June 30, 2013	$(632)	$1	$3	$(12)	$(640)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$192	$3	$—	$(2)	$193	$5	$1
For the six months ended June 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	3	(11)	(11)	13	—	1	29	24	9
Included in OCI [3]	14	118	80	(35)	(10)	(10)	43	200	—
Purchases	60	74	13	93	39	6	189	474	10
Settlements	(7)	(45)	(71)	(69)	(2)	—	(90)	(284)	(2)
Sales	(94)	(200)	(76)	(348)	(8)	(53)	(192)	(971)	(21)
Transfers into Level 3 [4]	—	32	34	76	—	—	—	142	2
Transfers out of Level 3 [4]	(22)	—	(10)	(480)	(6)	(44)	—	(562)	(1)
Fair value as of June 30, 2013	$232	$912	$818	$1,251	$69	$127	$1,352	$4,761	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(4)	$(1)	$(9)	$(5)	$—	$—	$—	$(19)	$29

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(6)	—	(25)	15	(190)	(100)	(175)	(3)	(478)
Included in OCI [3]	7	—	—	—	—	—	—	—	—
Purchases	13	—	—	(3)	—	23	(38)	—	(18)
Settlements	—	(2)	(3)	3	—	—	17	—	15
Sales	(3)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	2	—	—	85	—	87
Fair value as of June 30, 2013	$95	$2	$29	$(15)	$329	$209	$(43)	$—	$511
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(6)	$—	$(22)	$3	$(185)	$(97)	$(154)	$(4)	$(459)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2013	$314	$191	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	5	(92)	16
Included in OCI [3]	—	—	—
Purchases	90	—	259
Settlements	—	14	(1)
Sales	(23)	—	(31)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	(23)	—	(10)
Fair value as of June 30, 2013	$363	$113	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$5	$(92)	$16

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities held for sale	Consumer Notes
Fair value as of January 1, 2013	$(1,249)	$(50)	$2	$(7)	$(1,304)	$—	$(2)
Transfers to liabilities held for sale	—	43	—	—	43	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	648	8	3	(5)	654	14	1
Included in OCI [3]	—		—	—	—	3	—
Settlements	(31)	—	(2)	—	(33)	(2)	—
Fair value as of June 30, 2013	$(632)	$1	$3	$(12)	$(640)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$648	$8	$3	$(5)	$654	$14	$1

For the three months ended June 30, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2012	$299	$903	$1,001	$1,994	$55	$625	$1,109	$5,986	$508
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	(3)	(29)	—	—	—	17	(16)	(6)
Included in OCI [3]	24	13	36	(13)	2	35	21	118	—
Purchases	25	—	1	31	—	63	203	323	—
Settlements	(3)	(13)	(38)	(33)	(1)	—	(37)	(125)	—
Sales	(3)	—	(71)	(1)	(1)	(65)	(105)	(246)	(9)
Transfers into Level 3 [4]	—	—	151	120	—	—	—	271	—
Transfers out of Level 3 [4]	(18)	—	(65)	(293)	—	(8)	—	(384)	—
Fair value as of June 30, 2012	$323	$900	$986	$1,805	$55	$650	$1,208	$5,927	$493
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2012 [2] [7]	$(2)	$(3)	$—	$—	$—	$—	$—	$(5)	$20

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
The Company elected the fair value option for consolidated VIE investment funds that were established in 2012. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Assets
Fixed maturities, FVO
Corporate	$(5)	$(1)	$(14)	$—
CDOs	(6)	(10)	—	9
Foreign government	(39)	20	(88)	(29)
Other liabilities
Credit-linked notes	—	(8)	—	(20)
Total realized capital gains (losses)	$(50)	$1	$(102)	$(40)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	June 30, 2013	December 31, 2012
Assets
Fixed maturities, FVO
CDOs	$200	$205
CMBS	6	5
Corporate	103	140
Foreign government	680	730
U.S government	1	2
Municipals	1	1
RMBS	6	4
Total fixed maturities, FVO	$997	$1,087

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion as of June 30, 2013 and December 31, 2012.

		June 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,412	$1,480	$1,997	$2,165
Mortgage loans	Level 3	5,411	5,513	6,711	6,933
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,424	$9,436	$9,558	$9,910
Senior notes [2]	Level 2	5,525	6,117	5,706	7,071
Junior subordinated debentures [2]	Level 2	1,100	1,261	1,100	1,265
Consumer notes [3]	Level 3	109	109	159	159

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in debt in the Condensed Consolidated Balance Sheets.

[3]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2012.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2013	2012	2013	2012
Gross gains on sales [1]	$211	$245	$1,928	$472
Gross losses on sales	(118)	(158)	(200)	(255)
Net OTTI losses recognized in earnings	(12)	(98)	(33)	(127)
Valuation allowances on mortgage loans	—	—	—	1
Japanese fixed annuity contract hedges, net [2]	1	2	4	(18)
Periodic net coupon settlements on credit derivatives/Japan	—	4	(6)	(1)
Results of variable annuity hedge program
GMWB derivatives, net	(31)	(115)	16	70
U.S. macro hedge program	(47)	6	(132)	(183)
Total U.S. program	(78)	(109)	(116)	(113)
International program	(742)	720	(913)	(481)
Total results of variable annuity hedge program	(820)	611	(1,029)	(594)
Other, net [3]	90	(39)	294	161
Net realized capital gains (losses)	$(648)	$567	$958	$(361)

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013.

[2]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[3]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $81 and $1.7 billion, respectively, for the three and six months ended June 30, 2013 and $(11) and $90 for the three and six months ended June 30, 2012, respectively. Proceeds from sales of AFS securities totaled $10.8 billion and $19.5 billion, respectively, for the three and six months ended June 30, 2013 and $10.7 billion and $23.4 billion for the three and six months ended June 30, 2012, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2013	2012	2013	2012
Balance as of beginning of period	$(906)	$(1,530)	$(1,013)	$(1,676)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(5)	(4)	(13)	(16)
Securities previously impaired	(7)	(5)	(9)	(10)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	12	128	126	288
Securities due to an increase in expected cash flows	4	4	7	7
Balance as of end of period	$(902)	$(1,407)	$(902)	$(1,407)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,544	$24	$(115)	$2,453	$(4)	$2,883	$63	$(183)	$2,763	$(4)
CDOs [2]	2,608	121	(96)	2,623	(5)	3,170	60	(159)	3,040	(14)
CMBS	4,589	253	(109)	4,733	(8)	6,083	417	(179)	6,321	(11)
Corporate	28,027	2,085	(446)	29,666	(9)	39,694	4,631	(276)	44,049	(19)
Foreign govt./govt. agencies	3,942	64	(181)	3,825	—	3,985	191	(40)	4,136	—
Municipal	12,097	600	(128)	12,569	—	13,001	1,379	(19)	14,361	—
RMBS	5,162	123	(118)	5,167	(12)	7,318	295	(133)	7,480	(32)
U.S. Treasuries	3,871	56	(82)	3,845	—	3,613	175	(16)	3,772	—
Total fixed maturities, AFS	62,840	3,326	(1,275)	64,881	(38)	79,747	7,211	(1,005)	85,922	(80)
Equity securities, AFS	801	80	(47)	834	—	866	81	(57)	890	—
Total AFS securities [3]	$63,641	$3,406	$(1,322)	$65,715	$(38)	$80,613	$7,292	$(1,062)	$86,812	$(80)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2013 and December 31, 2012.

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

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,039	$2,075
Over one year through five years	11,213	11,729
Over five years through ten years	11,921	12,340
Over ten years	22,764	23,761
Subtotal	47,937	49,905
Mortgage-backed and asset-backed securities	14,903	14,976
Total fixed maturities, AFS	$62,840	$64,881

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

	June 30, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$984	$979	$(5)	$631	$521	$(110)	$1,615	$1,500	$(115)
CDOs [1]	75	74	(1)	2,371	2,266	(95)	2,446	2,340	(96)
CMBS	640	614	(26)	871	788	(83)	1,511	1,402	(109)
Corporate	6,026	5,757	(269)	1,372	1,195	(177)	7,398	6,952	(446)
Foreign govt./govt. agencies	2,376	2,197	(179)	11	9	(2)	2,387	2,206	(181)
Municipal	2,048	1,933	(115)	98	85	(13)	2,146	2,018	(128)
RMBS	1,856	1,802	(54)	731	667	(64)	2,587	2,469	(118)
U.S. Treasuries	2,850	2,768	(82)	—	—	—	2,850	2,768	(82)
Total fixed maturities, AFS	16,855	16,124	(731)	6,085	5,531	(544)	22,940	21,655	(1,275)
Equity securities, AFS	191	185	(6)	241	200	(41)	432	385	(47)
Total securities in an unrealized loss	$17,046	$16,309	$(737)	$6,326	$5,731	$(585)	$23,372	$22,040	$(1,322)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$163	$161	$(2)	$886	$705	$(181)	$1,049	$866	$(183)
CDOs [1]	5	4	(1)	2,567	2,389	(158)	2,572	2,393	(159)
CMBS	339	322	(17)	1,248	1,086	(162)	1,587	1,408	(179)
Corporate	1,261	1,218	(43)	1,823	1,590	(233)	3,084	2,808	(276)
Foreign govt./govt. agencies	1,380	1,343	(37)	20	17	(3)	1,400	1,360	(40)
Municipal	271	265	(6)	157	144	(13)	428	409	(19)
RMBS	910	908	(2)	869	738	(131)	1,779	1,646	(133)
U.S. Treasuries	583	567	(16)	—	—	—	583	567	(16)
Total fixed maturities, AFS	4,912	4,788	(124)	7,570	6,669	(881)	12,482	11,457	(1,005)
Equity securities, AFS	69	67	(2)	280	225	(55)	349	292	(57)
Total securities in an unrealized loss	$4,981	$4,855	$(126)	$7,850	$6,894	$(936)	$12,831	$11,749	$(1,062)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of June 30, 2013, AFS securities in an unrealized loss position, consisted of 3,094 securities, primarily related to floating rate corporate securities within the financial services sector, municipal, and foreign government and government agencies which are depressed due to an increase in interest rates since the securities were purchased. As of June 30, 2013, 93% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2013 was primarily attributable to an increase in interest rates and widening credit spreads.

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
Mortgage Loans

	June 30, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans [2]	$5,479	$(68)	$5,411	$6,779	$(68)	$6,711

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
As of December 31, 2012, includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

As of June 30, 2013 and December 31, 2012, the carrying value of mortgage loans associated with the valuation allowance was $239 and $291, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of June 30, 2013 and $47 and $3, respectively, as of December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2013	2012
Balance, as of January 1	$(68)	$(102)
(Additions)/Reversals	(2)	1
Deductions	2	14
Balance, as of June 30	$(68)	$(87)
The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 59% as of June 30, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCR") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.00x as of June 30, 2013. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $4 and $51, respectively, as of June 30, 2013, and is not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$181	1.12x	$253	0.95x
65% - 80%	1,470	1.88x	2,220	2.12x
Less than 65%	3,760	2.10x	4,238	2.40x
Total commercial mortgage loans	$5,411	2.00x	$6,711	2.24x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$128	2.4%	$145	2.2%
Middle Atlantic	343	6.3%	477	7.1%
Mountain	77	1.4%	99	1.5%
New England	279	5.2%	350	5.2%
Pacific	1,606	29.7%	1,978	29.5%
South Atlantic	860	15.9%	1,378	20.5%
West North Central	47	0.9%	16	0.2%
West South Central	336	6.2%	398	5.9%
Other [1]	1,735	32.0%	1,870	27.9%
Total mortgage loans	$5,411	100.0%	$6,711	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$129	2.4%	$142	2.1%
Industrial	1,726	31.9%	2,079	30.9%
Lodging	27	0.5%	81	1.2%
Multifamily	955	17.6%	1,200	17.9%
Office	1,216	22.5%	1,510	22.5%
Retail	1,255	23.2%	1,460	21.8%
Other	103	1.9%	239	3.6%
Total mortgage loans	$5,411	100.0%	$6,711	100.0%
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

	June 30, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$49	$51	$—	$89	$88	$7
Investment funds [4]	162	—	169	163	—	162
Limited partnerships	4	—	4	6	1	5
Total	$215	$51	$173	$258	$89	$174

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS, in the Company’s Condensed Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $20 and $21, respectively as of June 30, 2013 and $23 and $23, respectively, as of December 31, 2012. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of June 30, 2013 and December 31, 2012, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 15 of Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report.
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
As part of repurchase agreements and dollar roll transactions, the Company transfers U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains collateral in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturity, available-for-sale securities with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $1.1 billion and $1.9 billion with a corresponding agreement to repurchase $1.1 billion and $1.9 billion as of June 30, 2013 and December 31, 2012, respectively.
The Company's repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company reported gross amounts of recognized liabilities of $975 and $923 in other liabilities on the Condensed Consolidated Balance sheets as of June 30, 2013 and December 31, 2012, respectively. These amounts represent the Company's obligations to repurchase securities under master netting agreements. The Company reported financial collateral pledged of $975 and $923 in fixed maturities, AFS on the Condensed Consolidated Balance sheets as of June 30, 2013 and December 31, 2012, respectively. The fixed maturities are predominantly U.S. government/government agency securities and are disallowed for offsetting under U.S. GAAP.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also purchases and issues financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the “pay” leg terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts, or to convert securities or liabilities denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities. During the first quarter of 2013, the Company entered into a treasury lock contract to hedge the interest payments of a fixed rate debt issuance which was subsequently terminated upon the debt issuance.
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
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2013 and December 31, 2012, the notional amount of interest rate swaps in offsetting relationships was $6.9 billion and $7.5 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win foreign currency swaps
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") rider through a wholly-owned Japanese subsidiary. The GMIB rider is reinsured to a wholly-owned U.S. subsidiary which invests in U.S. dollar denominated assets to support the liability. The U.S. subsidiary entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Japanese fixed annuity hedging instruments
The Company formerly offered a yen denominated fixed annuity product through a wholly-owned Japanese subsidiary and reinsured to a wholly-owned U.S. subsidiary. The U.S. subsidiary invests in U.S. dollar denominated securities to support the yen denominated fixed liability payments and entered into currency rate swaps to hedge the foreign currency exchange rate and yen interest rate exposures that exist as a result of U.S. dollar assets backing the yen denominated liability.
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
Equity index swaps and options
The Company formerly offered certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company enters into equity index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
U.S. GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. The GMWB product is a bifurcated embedded derivative (“U.S. GMWB product derivative”) that has a notional value equal to the guaranteed remaining balance ("GRB"). The Company uses reinsurance contracts to transfer a portion of its risk of loss due to U.S GMWB. The reinsurance contracts covering U.S. GMWB (“U.S. GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
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
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Customized swaps	$7,642	$7,787	$149	$238
Equity swaps, options, and futures	4,732	5,130	184	267
Interest rate swaps and futures	6,155	5,705	(77)	67
Total	$18,529	$18,622	$256	$572
U.S. macro hedge program
The Company utilizes equity options and futures contracts to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Equity futures	$390	$—	$—	$—
Equity options	5,099	7,442	210	286
Total	$5,489	$7,442	$210	$286
International program
The Company formerly offered certain variable annuity products in Japan with GMWB or GMAB riders, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a GRB if the account value is reduced to zero through a combination of market declines and withdrawals. The GRB is generally equal to premiums less withdrawals. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. During 2013, the Company expanded its hedging program to effectively eliminate equity and foreign currency exchange risk. The hedging derivatives are comprised of equity futures, options, and swaps and currency forwards and options to hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
The following table represents notional and fair value for the international program hedging instruments. As of June 30, 2013, the table below does not include hedging instruments used to hedge certain variable annuity products issued in the U.K since the Company entered into a definitive agreement to sell HLIL. For further information, see the Customized Swaps and Equity Futures section below.

	Notional Amount		Fair Value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Credit derivatives	$350	$350	$23	$28
Currency forwards [1]	7,959	9,327	(60)	(87)
Currency options	13,724	10,342	5	(24)
Equity futures	2,707	2,332	—	—
Equity options	3,884	3,952	(44)	47
Equity swaps	4,878	2,617	(64)	(12)
Customized swaps	—	899	—	(11)
Interest rate futures	—	634	—	—
Interest rate swaps and swaptions	44,175	32,632	105	228
Total	$77,677	$63,085	$(35)	$169

[1]
As of June 30, 2013 and December 31, 2012 net notional amounts are $2.5 billion and $0.1 billion, respectively, which include $5.2 billion and $4.7 billion, respectively, related to long positions and $2.7 billion and $4.6 billion, respectively, related to short positions.

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
Modified coinsurance reinsurance contracts
As of June 30, 2013, the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves that are carried at fair value.
Customized swaps and equity futures
The Company formerly offered certain variable annuity products in the U.K. through HLIL, an indirect wholly-owned subsidiary. The Company entered into a customized swap to hedge the capital markets impacts. The Company has since entered into a definitive agreement to sell HLIL. Refer to Note 2 for additional information on the sale agreement. Upon executing the sale agreement in the second quarter of 2013, the Company entered into equity futures contracts to substantially offset the equity market impacts of the customized swap.
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts, as well as the gross asset and liability fair value amounts. For reporting purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $1.6 billion and $1.5 billion as of June 30, 2013, and December 31, 2012, respectively. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$5,377	$6,063	$(19)	$271	$73	$271	$(92)	$—
Foreign currency swaps	143	163	(10)	(17)	4	3	(14)	(20)
Total cash flow hedges	5,520	6,226	(29)	254	77	274	(106)	(20)
Fair value hedges
Interest rate swaps	2,316	753	(27)	(55)	8	—	(35)	(55)
Foreign currency swaps	40	40	13	16	13	16	—	—
Total fair value hedges	2,356	793	(14)	(39)	21	16	(35)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	8,526	17,117	(497)	(497)	297	556	(794)	(1,053)
Foreign exchange contracts
Foreign currency swaps and forwards	255	355	(5)	(16)	6	5	(11)	(21)
Japan 3Win foreign currency swaps	1,816	1,816	(312)	(127)	—	—	(312)	(127)
Japanese fixed annuity hedging instruments	1,531	1,652	53	224	114	228	(61)	(4)
Credit contracts
Credit derivatives that purchase credit protection	1,537	1,823	(8)	(8)	3	5	(11)	(13)
Credit derivatives that assume credit risk [1]	3,750	2,745	22	(29)	41	19	(19)	(48)
Credit derivatives in offsetting positions	8,463	9,497	(18)	(32)	82	94	(100)	(126)
Equity contracts
Equity index swaps and options	975	994	17	47	31	57	(14)	(10)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	25,508	28,868	(632)	(1,249)	—	—	(632)	(1,249)
U.S. GMWB reinsurance contracts	5,121	5,773	113	191	113	191	—	—
U.S. GMWB hedging instruments	18,529	18,622	256	572	524	743	(268)	(171)
U.S. macro hedge program	5,489	7,442	210	286	269	356	(59)	(70)
International program product derivatives [2]	463	2,454	3	(48)	—	—	3	(48)
International program hedging instruments	77,677	63,085	(35)	169	813	1,020	(848)	(851)
Other
Contingent capital facility put option	500	500	20	23	20	23	—	—
Modified coinsurance reinsurance contracts	1,295	—	54	—	54	—	—	—
Customized swap and equity futures	806	—	$(20)	—	—	—	(20)	—
Total non-qualifying strategies	162,241	162,743	(779)	(494)	2,367	3,297	(3,146)	(3,791)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$170,117	$169,762	$(822)	$(279)	$2,465	$3,587	$(3,287)	$(3,866)
Balance Sheet Location
Fixed maturities, available-for-sale	$460	$703	$(10)	$(32)	$—	$—	$(10)	$(32)
Other investments	43,141	54,504	594	1,045	929	1,581	(335)	(536)
Other liabilities	94,070	77,384	(932)	(177)	1,369	1,815	(2,301)	(1,992)
Consumer notes	9	26	(1)	(2)	—	—	(1)	(2)
Reinsurance recoverables	6,415	5,773	167	191	167	191	—	—
Other policyholder funds and benefits payable	26,022	31,372	(640)	(1,304)	—	—	(640)	(1,304)
Total derivatives	$170,117	$169,762	$(822)	$(279)	$2,465	$3,587	$(3,287)	$(3,866)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net increase in notional amount of derivatives since December 31, 2012, was primarily due to the following:

•
The $77.7 billion notional amount related to the international program hedging instruments as of June 30, 2013, consisted of $75.0 billion of long positions and $2.7 billion of offsetting short positions, resulting in a net notional amount of $72.3 billion. The $63.1 billion notional amount as of December 31, 2012, consisted of $58.5 billion of long positions and $4.6 billion of offsetting short positions, resulting in a net notional amount of $53.9 billion. The increase in net notional of $18.4 billion primarily resulted from the Company expanding its hedging program to effectively eliminate equity and foreign currency exchange risk.

•
The decrease in notional amount of non-qualifying interest rate contracts primarily resulted from the termination of interest rate swaptions purchased during the third quarter of 2012 designed to hedge the interest rate risk of the securities being transferred related to the sale of the Retirement Plan business segment.

•	The decrease in notional amount related to the U.S. GMWB product derivatives was primarily driven by an increase in the equity markets.
Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2012, was primarily related to the following:

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
The fair value associated with the international program hedging instruments decreased primarily due to an improvement in global equity markets, depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and an increase in Japanese interest rates.

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior, partially offset by an increase in interest rates, and an increase in fees for selected GMWB riders.

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
As of June 30, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$2,298	$1,708	$594	$(4)	$382	$208

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,636)	$(1,662)	$(932)	$(42)	$(865)	$(109)

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate swaps	$(178)	$176	$(249)	$143	$(2)	$—	$(2)	$—
Foreign currency swaps	5	(24)	6	(29)	—	—	—	—
Total	$(173)	$152	$(243)	$114	$(2)	$—	$(2)	$—
Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2013	2012	2013	2012
Interest rate swaps	Net realized capital gain/(loss)	$7	$1	$80	$6
Interest rate swaps	Net investment income	25	38	49	74
Foreign currency swaps	Net realized capital gain/(loss)	2	(11)	(1)	(8)
Total		$34	$28	$128	$72

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
As of June 30, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $92. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years.
During the three months and six months ended June 30, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three months and six months ended June 30, 2012 the Company had $15 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$23	$(29)	$(16)	$13	$29	$(37)	$(5)	$3
Foreign currency swaps
Net realized capital gain/(loss)	—	—	(11)	11	(2)	2	(2)	2
Benefits, losses and loss adjustment expenses	—	—	5	(5)	(1)	1	2	(2)
Total	$23	$(29)	$(22)	$19	$26	$(34)	$(5)	$3

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(13)	$(17)	$5	$(15)
Foreign exchange contracts
Foreign currency swaps and forwards	6	32	8	27
Japan 3Win foreign currency swaps [1]	(54)	60	(184)	(121)
Japanese fixed annuity hedging instruments [2]	(55)	58	(156)	(70)
Credit contracts
Credit derivatives that purchase credit protection	(3)	5	(12)	(31)
Credit derivatives that assume credit risk	(12)	24	2	173
Equity contracts
Equity index swaps and options	(4)	3	(24)	(16)
Variable annuity hedge program
U.S. GMWB product derivatives	192	(484)	648	412
U.S. GMWB reinsurance contracts	(32)	62	(92)	(81)
U.S. GMWB hedging instruments	(191)	307	(540)	(261)
U.S. macro hedge program	(47)	6	(132)	(183)
International program product derivatives	3	(10)	11	11
International program hedging instruments	(745)	730	(924)	(492)
Other
Contingent capital facility put option	(2)	(1)	(4)	(3)
Modified coinsurance reinsurance contracts	49	—	54	—
Total	$(908)	$775	$(1,340)	$(650)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $72 and $(53) for the three months ended June 30, 2013 and 2012, respectively, and $189 and $65 for the six months ended June 30, 2013 and 2012, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $91 and $(70) for the three months ended June 30, 2013 and 2012, respectively, and $241 and $87 for the six months ended June 30, 2013 and 2012, respectively.

For the three months and six months ended June 30, 2013, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
For the three and six months ended June 30, 2013 the net losses associated with the international program hedging instruments were primarily driven by an improvement in global equity markets, depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and an increase in Japanese interest rates.

•
For the three and six months ended June 30, 2013 the net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
For the three months ended June 30, 2013, the net loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily the result of an increase in interest rates, and an increase in fees for selected GMWB riders, partially offset by gains driven by favorable policyholder behavior. For the six months ended June 30, 2013, the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by favorable policyholder behavior, partially offset by an increase in interest rates, and an increase in fees for selected GMWB riders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
For the three and six months ended June 30, 2012, the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net gain for the three months ended June 30, 2012 associated with the international program hedging instruments was primarily driven by appreciation of the Japanese yen in relation to the euro and the U.S. dollar, a decrease in global and domestic equity markets, and a decrease in interest rates. The net loss for the six months ended June 30, 2012 associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
For the three months ended June 30, 2012 the net gain related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to appreciation of the Japanese yen in relation to the U.S. dollar. For the six months ended June 30, 2012 the net loss related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps was primarily due to depreciation of the Japanese yen in relation to the U.S. dollar and strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2013 and December 31, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
As of June 30, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,068	$11	2 years	Corporate Credit/ Foreign Gov.	A	$1,299	$(17)
Below investment grade risk exposure	77	—	1 year	Corporate Credit	B-	77	(1)
Basket credit default swaps [4]
Investment grade risk exposure	4,620	15	4 years	Corporate Credit	BBB	2,331	(17)
Below investment grade risk exposure	342	23	5 years	Corporate Credit	BB	—	—
Investment grade risk exposure	330	(17)	4 years	CMBS Credit	A	330	17
Below investment grade risk exposure	195	(42)	4 years	CMBS Credit	B	195	42
Embedded credit derivatives
Investment grade risk exposure	350	330	4 years	Corporate Credit	BBB	—	—
Total	$7,982	$320				$4,232	$24

As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,321	$7	3 years	Corporate Credit/ Foreign Gov.	A	$1,367	$(26)
Below investment grade risk exposure	145	(1)	1 year	Corporate Credit	B+	145	(3)
Basket credit default swaps [4]
Investment grade risk exposure	3,978	7	3 years	Corporate Credit	BBB+	2,712	(13)
Investment grade risk exposure	330	(17)	4 years	CMBS Credit	A	330	17
Below investment grade risk exposure	195	(46)	4 years	CMBS Credit	B+	195	46
Embedded credit derivatives
Investment grade risk exposure	525	478	4 years	Corporate Credit	BBB-	—	—
Total	$7,494	$428				$4,749	$21

[1]
The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements and clearing house rules and applicable law which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $5.5 billion and $4.5 billion as of June 30, 2013 and December 31, 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

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
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Premiums Written	2013	2012	2013	2012
Direct	$2,534	$2,553	$5,330	$5,266
Assumed	49	65	111	122
Ceded	(82)	(146)	(417)	(367)
Net	$2,501	$2,472	$5,024	$5,021
Premiums Earned
Direct	$2,605	$2,597	$5,178	$5,208
Assumed	49	44	109	97
Ceded	(201)	(187)	(409)	(385)
Net	$2,453	$2,454	$4,878	$4,920
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $99 and $232 for the three and six months ended June 30, 2013, respectively and $142 and $240 for the three and six months ended June 30, 2012.
Life insurance fees, earned premiums and other are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross fee income, earned premiums and other	$1,842	$2,102	$3,732	$4,304
Reinsurance assumed	65	65	98	98
Reinsurance ceded	(378)	(128)	(770)	(256)
Net fee income, earned premiums and other	$1,529	$2,039	$3,060	$4,146
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $234 and $466 for the three and six months ended June 30, 2013, respectively and $58 and $125 for the three and six months ended June 30, 2012.
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
The allowance for uncollectible reinsurance was $244 and $268, as of June 30, 2013 and December 31, 2012, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
As of June 30, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.3 billion and $9.4 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.4 billion and $6.9 billion, respectively. As of June 30, 2013, the net reinsurance recoverable from Prudential represents approximately 13% of the Company's consolidated stockholders' equity. As of June 30, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.

8. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$5,725	$6,556
Deferred costs	668	852
Amortization — DAC	(806)	(910)
Amortization — Unlock benefit (charge), pre-tax [1]	(921)	35
Amortization — DAC related to business dispositions [2] [3]	(2,229)	—
Adjustments to unrealized gains and losses on securities AFS and other	121	(159)
Effect of currency translation	(86)	(38)
Balance, end of period	$2,472	$6,336

[1]
Includes Unlock charge of $887 related to elimination of future estimated gross profits on the Japan variable annuity block in the first quarter of 2013 due to the increased costs associated with expanding the Japan variable annuity hedging program.

[2]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[3]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in the first quarter of 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	94	50	183
Paid	(75)	(47)	—
Unlock	(69)	(189)	—
Impact of reinsurance transaction	—	—	1,145
Currency translation adjustment	—	(78)	—
Liability balance as of June 30, 2013	$868	$397	$1,691
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	55	5	185
Paid	(54)	(9)	—
Unlock	(39)	(18)	—
Impact of reinsurance transaction	—	—	1,485
Currency translation adjustment	—	(4)	—
Reinsurance recoverable asset, as of June 30, 2013	$570	$10	$1,691

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	112	65	53
Paid	(99)	(101)	—
Unlock	(102)	(4)	8
Currency translation adjustment	—	(35)	—
Liability balance as of June 30, 2012	$1,015	$900	$289
Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	65	5	(2)
Paid	(63)	(14)	—
Unlock	(49)	18	—
Currency translation adjustment	—	—	—
Reinsurance recoverable asset, as of June 30, 2012	$677	$49	$20

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of June 30, 2013:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$19,409	$3,360	$625	69
With 5% rollup [2]	1,566	312	91	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,874	560	80	67
With 5% rollup & EPB	565	118	26	70
Total MAV	26,414	4,350	822
Asset Protection Benefit (“APB”) [4]	19,028	588	391	67
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	994	16	16	66
Reset [6] (5-7 years)	3,161	96	95	69
Return of Premium (“ROP”) [7]/Other	21,035	161	133	67
Subtotal U.S. GMDB	70,632	5,211	1,457	68
Less: General Account Value with U.S. GMDB	7,263
Subtotal Separate Account Liabilities with GMDB	63,369
Separate Account Liabilities without U.S. GMDB	84,617
Total Separate Account Liabilities	$147,986
Japan GMDB [9], [11]	$23,921	$2,218	$1,760	71
Japan GMIB [9], [11]	$22,174	$851	$851	70

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years . The GRB related to the Japan GMIB was $22.0 billion and $28.6 billion as of June 30, 2013 and December 31, 2012, respectively. The GRB related to the Japan GMAB and GMWB was $464 as of June 30, 2013 and $578 as of December 31, 2012. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of June 30, 2013, 52% of the GMDB RNAR and 89% of the GMIB NAR is reinsured to a Hartford affiliate, as a result, the effects of the reinsurance are not reflected in this disclosure.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2013	As of December 31, 2012
Equity securities (including mutual funds)	$57,031	$58,208
Cash and cash equivalents	6,338	6,940
Total	$63,369	$65,148
As of June 30, 2013 and December 31, 2012, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities through these funds.
See Note 5 for further information on guaranteed living benefits that are accounted for at fair value, such as GMWB.
10. Sales Inducements
Changes in sales inducement activity are as follows:

	Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$325	$434
Sales inducements deferred	(3)	6
Amortization — Unlock benefit (charge) [1]	(59)	(1)
Amortization charged to income	(11)	(16)
Amortization related to business dispositions [2]	(71)	—
Balance end of period	$181	$423

[1]
Includes Unlock charge of $52 in the first quarter of 2013 related to elimination of future estimated gross profits on the Japan variable annuity block due to the increased costs associated with expanding the Japan variable annuity hedging program.

[2]
Represents accelerated amortization of $22 and $49 in the first quarter of 2013 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages, and fact discovery has only just begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
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
Asbestos and Environmental Claims – As discussed in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2012 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results and liquidity.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2013, is $1.1 billion. Of this $1.1 billion the legal entities have posted collateral of $1.0 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $30 to be posted as collateral. Based on derivative market values as of June 30, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $53 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.
On June 17, 2013, S&P lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to BBB+. Given this downgrade action, termination rating triggers of one derivative counterparty relationship was impacted. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising its termination right. The Company is in the process of re-negotiating the rating trigger which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2013, the notional amount and fair value related to this counterparty is $1.3 billion and $(8), respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Employee Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$—	$24	$—	$1
Interest cost	59	61	2	3
Expected return on plan assets	(78)	(78)	(4)	(3)
Amortization of prior service credit	—	(3)	(1)	(1)
Amortization of actuarial loss	15	66	1	—
Settlements	—	(11)	—	(1)
Net periodic benefit cost	$(4)	$59	$(2)	$(1)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$—	$50	$—	$2
Interest cost	119	124	5	8
Expected return on plan assets	(157)	(156)	(7)	(7)
Amortization of prior service credit	—	(5)	(3)	(1)
Amortization of actuarial loss	29	119	1	—
Settlements	—	(11)	—	(1)
Net periodic benefit cost	$(9)	$121	$(4)	$1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation plans (benefit)/expense	$18	$13	$32	$53
Income tax (benefit)/expense	(6)	(4)	(11)	(18)
Total stock-based compensation plans (benefit)/expense, net of tax	$12	$9	$21	$35
The Company did not capitalize any cost of stock-based compensation. As of June 30, 2013, the total compensation cost related to non-vested awards not yet recognized was $107, which is expected to be recognized over a weighted average period of 2.1 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Discontinued Operations
The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations in accordance with the announced sale of HLIL.
The results of operations reflected as discontinued operations in the Condensed Consolidated Statements of Operations, consisting of amounts related to HLIL and Specialty Risk Services, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Earned premiums	$2	$—	$2	$—
Fee income	—	9	8	19
Net investment income (loss)
Securities available-for-sale and other	(2)	3	(2)	6
Equity securities, trading	—	(25)	138	80
Total Net Investment Income	(2)	(22)	136	86
Net realized capital gains (losses)	(31)	22	(42)	40
Total revenues	(31)	9	104	145
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	—	1	1	2
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	—	(25)	138	80
Insurance operating costs and other expenses	5	9	14	20
Total benefits, losses and expenses	5	(15)	153	102
Income (loss) before income taxes	(36)	24	(49)	43
Income tax expense (benefit)	(12)	17	(24)	—
Income (loss) from operations of discontinued operations, net of tax	(24)	7	(25)	43
Net realized capital loss on disposal, net of tax [1]	(102)	—	(102)	—
Income (loss) from discontinued operations, net of tax	$(126)	$7	$(127)	$43
[1] Includes an income tax benefit of $219 on the sale of HLIL for the three and six months ended June 30, 2013.

The carrying values of the assets and liabilities of HLIL classified as held for sale in the Condensed Consolidated Balance Sheets are as follows:

As of June 30, 2013
Assets
Fixed maturities	$444
Equity securities, trading	1,665
Short-term investments	2
Cash	103
Other assets	(273)
Total assets held for sale	$1,941
Liabilities
Other policyholder funds and benefits payable – international variable annuities	1,665
Other liabilities	(3)
Total liabilities held for sale	$1,662

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	Six Months Ended June 30, 2013			Year Ended December 31, 2012
	Beginning of Period	Business Dispositions [1]	End of Period	Beginning of Period	Business Dispositions [2]	End of Period
Consumer Markets	119	—	119	119	—	119
Mutual Funds	149	—	149	159	(10)	149
Talcott Resolution:
Individual Life [3]	—	—	—	224	(224)	—
Retirement Plans [3]	87	(87)	—	87	—	87
Total Talcott Resolution	87	(87)	—	311	(224)	87
Corporate [3] [4]	299	(69)	230	417	(118)	299
Total	$654	$(156)	$498	$1,006	$(352)	$654

[1]	Represents a reduction in goodwill recognized in connection with the sale of Retirement Plans.

[2]	Represents a reduction in goodwill recognized in connection with the sale of WFS and a goodwill impairment recognized in connection with the sale of ILD.

[3]	For further information, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[4]
Carrying value as of June 30, 2013 and December 31, 2012 includes $138 for the Group Benefits and $92 for Mutual Funds reporting units. Carrying value as of December 31, 2012 also includes $69 for the Retirement Plans reporting unit.

16. Debt
The Hartford’s long-term debt securities are issued by either The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) or Hartford Life, Inc. (“HLI”), an indirect wholly owned subsidiary, and are unsecured obligations of HFSG Holding Company or HLI and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for the repayment of approximately $1.0 billion of debt including repayment of $320 of 4.625% senior notes due in July 2013 and $200 of 4.75% senior notes due in March 2014. The Company repaid the 4.625% senior notes on July 15, 2013.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Debt (continued)
Debt is carried net of discount. The carrying value of the Senior Notes and Debentures and Junior Subordinated Debentures by issuance are as follows:

	As of	As of
	June 30, 2013	December 31, 2012
Senior Notes and Debentures
4.625% Notes, due 2013	$320	$320
4.75% Notes, due 2014	200	200
4.0% Notes, due 2015	289	300
7.3% Notes, due 2015	167	200
5.5% Notes, due 2016	275	300
5.375% Notes, due 2017	415	499
4.0% Notes, due 2017	295	325
6.3% Notes, due 2018	320	500
6.0% Notes, due 2019	413	500
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	796	796
7.65% Notes, due 2027	80	149
7.375% Notes, due 2031	63	92
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	295	299
6.1% Notes, due 2041	325	325
6.625% Notes, due 2042	177	424
4.3% Notes, due 2043	298	—
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Debt	6,625	7,126
Less: Current maturities of long-term debt	520	320
Long-term Debt	$6,105	$6,806
Revolving Credit Facility
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of June 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Equity
During the six months ended June 30, 2013, the Company repurchased 5.2 million common shares, for $145, and 1.1 million warrants, for $21, through its equity repurchase program authorized on January 31, 2013. The warrants outstanding at June 30, 2013 were 50.0 million. On June 26, 2013 the Board of Directors approved a $750 increase in the Company's authorized equity repurchase program, bringing the total authorization to $1.25 billion, with $1.1 billion remaining as of June 30, 2013.
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

18. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 24 months. For related discussion of the Company's business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through June 30, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to June 30, 2013, and asset impairment and related charges, will be expensed as appropriate.
In the second quarter of 2013, the Company initiated a plan to consolidate its real estate operations in Connecticut, including the intention to exit certain facilities and relocate employees. The consolidation of real estate in Connecticut is consistent with the Company's strategic business realignment and follows the completion of sales of the Retirement Plans and Individual Life businesses. Asset related charges will be incurred over the remaining estimated useful life of facilities, and relocation and other maintenance charges will be recognized as incurred. The program costs will be recognized in the Corporate category for segment reporting.
Restructuring and other costs are expected to approximate $332, pre-tax. Restructuring costs and other costs of approximately $261, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs as of June 30, 2013 are as follows:

Property & Casualty Commercial	$7
Consumer Markets	3
Group Benefits	1
Mutual Funds	5
Talcott Resolution	68
Corporate	248
Total restructuring and other costs	$332

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Restructuring and Other Costs (continued)
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Severance benefits and related costs	$7	$29	$20	$38
Professional fees	5	13	10	13
Asset impairment charges	7	5	7	5
Other contract termination charges	—	1	—	1
Total restructuring and other costs	$19	$48	$37	$57
Restructuring and other costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Property & Casualty Commercial	$—	$4	$—	$4
Consumer Markets	—	1	—	1
Group Benefits	—	—	—	—
Mutual Funds	1	1	2	1
Talcott Resolutions	(1)	14	—	14
Corporate	19	28	35	37
Total restructuring and other costs	$19	$48	$37	$57
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Six Months Ended June 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	20	10	7	—	37
Payments/write-offs	(37)	(6)	—	—	(43)
Balance, end of period	$53	$4	$7	$—	$64

	Six Months Ended June 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$12	$—	$—	$5	$17
Accruals/provisions	38	13	5	1	57
Payments/write-offs	(22)	(9)	(4)	(3)	(38)
Balance, end of period	$28	$4	$1	$3	$36

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Changes In and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI by component consist of the following:
Three months ended June 30, 2013

	Net Unrealized Gain on Securities [1]	OTTI Losses in OCI [1]	Net Gain (Loss) on Cash Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Pension and Other Postretirement Plan Adjustments [1]	Total AOCI [1]
Beginning balance	$2,529	$(32)	$320	$186	$(1,354)	$1,649
OCI before reclassifications	(1,314)	14	(110)	(94)	(1)	(1,505)
Amounts reclassified from AOCI	(53)	(5)	(22)	—	10	(70)
Net OCI	(1,367)	9	(132)	(94)	9	(1,575)
Ending balance	$1,162	$(23)	$188	$92	$(1,345)	$74
[1]    All amounts are net of tax and DAC.
Six months ended June 30, 2013

	Net Unrealized Gain on Securities [1]	OTTI Losses in OCI [1]	Net Gain (Loss) on Cash Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Pension and Other Postretirement Plan Adjustments [1]	Total AOCI [1]
Beginning balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843
OCI before reclassifications	(1,154)	38	(157)	(314)	(1)	(1,588)
Amounts reclassified from AOCI	(1,102)	(14)	(83)	—	18	(1,181)
Net OCI	(2,256)	24	(240)	(314)	17	(2,769)
Ending balance	$1,162	$(23)	$188	$92	$(1,345)	$74
[1]    All amounts are net of tax and DAC.
Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended June 30, 2013	Six months ended June 30, 2013
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$81	$1,695	Net realized capital gains (losses)
	81	1,695	Total before tax
	28	593	Income tax expense
	$53	$1,102	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$8	$21	Net realized capital gains (losses)
	8	21	Total before tax
	3	7	Income tax expense (benefit)
	$5	$14	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$7	$80	Net realized capital gains (losses)
Interest rate swaps	25	49	Net investment income
Foreign currency swaps	2	(1)	Net realized capital gains (losses)
	34	128	Total before tax
	12	45	Income tax expense
	$22	$83	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(16)	(30)	Insurance operating costs and other expenses
	(15)	(27)	Total before tax
	(5)	(9)	Income tax expense
	(10)	(18)	Net income (loss)
Total amounts reclassified from AOCI	$70	$1,181	Net income (loss)

[1]	The six months ended June 30, 2013 includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The six months ended June 30, 2013 includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of June 30, 2013, compared with June 30, 2012, and its results of operations for the three and six months ended June 30, 2013, compared to the equivalent 2012 periods. This discussion should be read in conjunction with MD&A in The Hartford’s 2012 Form 10-K Annual Report.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Earned premiums	$3,293	$3,400	(3%)	$6,545	$6,842	(4%)
Fee income	699	1,105	(37%)	1,398	2,229	(37%)
Net investment income (loss):
Securities available-for-sale and other	867	1,094	(21%)	1,723	2,161	(20%)
Equity securities, trading [1]	1,189	(1,662)	NM	3,751	1,099	NM
Total net investment income (loss)	2,056	(568)	NM	5,474	3,260	68%
Net realized capital gains (losses) [2]	(648)	567	NM	958	(361)	NM
Other revenues	65	61	7%	133	120	11%
Total revenues	5,465	4,565	20%	14,508	12,090	20%
Benefits, losses and loss adjustment expenses	2,886	3,620	(20%)	5,550	6,657	(17%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	1,188	(1,661)	NM	3,750	1,098	NM
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	391	554	(29%)	1,727	875	97%
Insurance operating costs and other expenses	1,120	1,301	(14%)	2,144	2,604	(18%)
Loss on extinguishment of debt	—	910	(100)%	213	910	(77%)
Reinsurance loss on disposition	—	—	—%	1,574	—	NM
Interest expense	100	115	(13%)	207	239	(13%)
Total benefits, losses and expenses	5,685	4,839	17%	15,165	12,383	22%
Loss from continuing operations before income taxes	(220)	(274)	20%	(657)	(293)	(124)%
Income tax benefit	(156)	(166)	6%	(353)	(245)	(44%)
Loss from continuing operations, net of tax	(64)	(108)	41%	(304)	(48)	NM
Income (loss) from discontinued operations, net of tax	(126)	7	NM	(127)	43	NM
Net loss	$(190)	$(101)	(88)%	$(431)	$(5)	NM
Supplemental Operating Data
Loss from continuing operations, net of tax, available to common shareholders per diluted common share	$(0.14)	$(0.27)	48%	$(0.71)	$(0.16)	NM
Net loss available to common shareholders per diluted common share	(0.42)	(0.26)	(62)%	(0.99)	(0.06)	NM
Total revenues, excluding net investment income on equity securities, trading	4,276	6,227	(31%)	10,757	10,991	(2%)

	June 30,	December 31,
Summary of Financial Condition	2013	2012
Total assets	$294,833	$298,513
Total investments, excluding equity securities, trading	82,158	105,317
Total stockholders’ equity	19,013	22,447

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	Includes net realized gains (losses) on business dispositions of $1,575 for the six months ended June 30, 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
Net income (loss) by segment	2013	2012	Increase (Decrease) From 2012 to 2013	2013	2012	Increase (Decrease) From 2012 to 2013
Property & Casualty Commercial	$192	$149	$43	$445	$338	$107
Consumer Markets	15	(50)	65	92	58	34
Property & Casualty Other Operations	(71)	(15)	(56)	(50)	12	(62)
Group Benefits	61	35	26	103	53	50
Mutual Funds	20	18	2	38	38	—
Talcott Resolution	(332)	440	(772)	(626)	270	(896)
Corporate	(75)	(678)	603	(433)	(774)	341
Net loss	$(190)	$(101)	$(89)	$(431)	$(5)	$(426)
Three months ended June 30, 2013 compared to the three months ended June 30, 2012
The increase in net loss from 2012 to 2013 was primarily due to the following items:

•
Net realized capital gains (losses) decreased to a loss of $413, after-tax, from a gain in the prior year of $382, after-tax, primarily due to losses on the international variable annuity hedge program in 2013. The losses in 2013 primarily resulted from the weakening of the yen and rising equity markets. Certain hedge assets generated realized capital losses on rising equity markets and weakening of the yen and are used to hedge liabilities that are not carried at fair value. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

•
Income (loss) from discontinued operations, net of tax, decreased, primarily due to the realized capital loss on the sale of Hartford Life International, Ltd. ("HLIL") of $102, after-tax, in the second quarter of 2013.

•
Net asbestos reserve strengthening of $85, after-tax, in 2013, compared to $31, after-tax, in 2012 resulting from the Company's annual review of its asbestos liabilities. For further information, see Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

Partially offsetting the increase in net loss were the following items:

•
A loss on extinguishment of debt $587, after-tax recognized in the second quarter of 2012 related to related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.

•
A change in the Unlock to a benefit of $36, after-tax, in 2013 from a charge of $146, after-tax, in 2012. The Unlock benefit in 2013 was primarily due to actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge in 2012 was driven by actual separate account returns being below our aggregated estimated returns. For further discussion see Unlocks within the Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts section in Critical Accounting Estimates.

•
Current accident year catastrophe losses of $121, after-tax, in 2013, compared to $189, after-tax, in 2012. Losses in 2013 were primarily due to tornadoes, hail and wind in the South and Midwest and a fire in Colorado. Losses in 2012 were primarily due to severe thunderstorms and hail events in the South, Midwest and Mid-Atlantic states.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012
The decrease in net income from 2012 to 2013 was primarily due to the following items:

•
A change in the Unlock to a charge of $505, after-tax, in 2013 from a benefit of $68, after-tax, in 2012. The Unlock charge in 2013 was primarily due to Japan hedge cost assumption changes, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock benefit in 2012 was driven by actual separate account returns being above our aggregated estimated returns. For further discussion see Unlocks within the Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts section in Critical Accounting Estimates.

•
Net realized capital gains (losses), excluding the realized capital gain on business dispositions, decreased to a loss of $394, after-tax, from a loss in the prior year of $189, after-tax, primarily due to losses on the international variable annuity hedge program in 2013. The losses in 2013 primarily resulted from the weakening of the yen and rising equity markets. Certain hedge assets generated realized capital losses on rising equity markets and weakening of the yen and are used to hedge liabilities that are not carried at fair value. For further discussion of the results, see Net Realized Capital Gains (Losses) within Investment Results of Key Performance Measures and Ratios. For information on the related sensitivities of the variable annuity hedging program, see Variable Product Guarantee Risks and Risk Management within Enterprise Risk Management.

•
Income (loss) from discontinued operations, net of tax, decreased, primarily due to the realized capital loss on the sale of Hartford Life International, Ltd. ("HLIL") of $102, after-tax, in the second quarter of 2013.

•
Net asbestos reserve strengthening of $85, after-tax in 2013, compared to $31 in 2012 resulting from the Company's annual review of its asbestos liabilities. For further information, see Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

Partially offsetting the decrease in net income were the following items:

•
A loss on extinguishment of debt of $138, after-tax, in 2013, compared to $587, after-tax in 2012. The loss in 2013 related to the repurchase of approximately $800,000,000 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount, and debt issuance and other costs related to the repurchase transaction. The loss in 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz. The loss in 2012 consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.

•
Current accident year catastrophe losses of $142, after-tax, in 2013, compared to $235, after-tax in 2012. Losses in 2013 were primarily due to hail, tornadoes and wind in the South and Midwest and winter storms in the South. Losses in 2012 were primarily due to severe thunderstorms, hail events, and tornadoes in the South, Midwest and Mid-Atlantic states.

See the segment sections of the MD&A for a discussion on their respective performances.

OUTLOOKS
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2012 Form 10-K Annual Report and Part II, Item 1A, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
Overview
As a result of a strategic business realignment announced in March 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. The objective of this realignment is to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility.
In 2012, the Company completed the sale of its U.S. individual annuities new business capabilities, the sale of the administration and operating assets of its private placement life insurance business and the sale of Woodbury Financial Services, Inc. ("WFS"). In January 2013, the Company completed the sale of its Retirement Plans and Individual Life insurance businesses. In June 2013, the Company announced the signing of a definitive agreement to sell Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for an equity repurchase program to be completed by December 31, 2014 and the reduction of approximately $1.0 billion of debt including repayment of 2013 and 2014 debt maturities totaling $520 in aggregate principal amount. In June 2013, the Board of Directors approved a $750 increase in the Company's 2013-2014 equity repurchase program, bringing the total authorization to $1.25 billion.
During the six months ended June 30, 2013, the Company repurchased 5.2 million common shares, for $145, and 1,100,000 warrants, for $21 under the equity repurchase program. On March 26, 2013, the Company repurchased principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date. The Company recognized a loss on extinguishment in six months ended June 30, 2013 of approximately $138, after-tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized discount and debt issuance costs. On April 15, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. On July 15, 2013, the Company repaid $320 of 4.625% senior notes upon maturity. For additional information regarding debt, see Note 16 - Debt of Notes to Condensed Consolidated Financial Statements.
Slow economic and employment expansion may adversely impact the performance of the Company's insurance protection businesses where insureds may change their level of insurance, and asset accumulation businesses may see customers changing their investment choices and level of savings based on anticipated economic conditions. In addition, the performance of the Company's businesses is subject to uncertainty due to capital market conditions, which impact the earnings of its asset management businesses and valuations and earnings in its investment portfolio. The current and future interest rate environment also affects the performance of the Company’s businesses. A sustained low interest rate environment would result in lower net investment income, lower estimated gross profits on certain Talcott Resolution products, and lower margins. For the full year 2013, we estimate that reinvesting at lower rates will negatively impact annual net investment income, in comparison to the prior year, by approximately $10-15, after-tax.

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
Consumer Markets
The Company expects written premiums to be flat to slightly higher in 2013 compared to 2012, with growth in both AARP Direct and in business sold through independent agents to AARP members. In 2013, management expects an increase in new business and improvement in premium retention driven by the effect of renewal written price increases on retained business. Within the Agency channel, management expects written premiums from policyholders other than AARP members to decline, driven by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. Management expects that the combined ratio before catastrophes and prior accident year development will be flat to slightly improved for full year 2013 as compared to 2012. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve slightly for the 2013 full year driven by anticipated earned pricing increases that outpace slightly lower claim frequency and higher average claim severity. For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to be flat in 2013, driven by a continuation of the favorable non-catastrophe weather claim frequency that occurred in 2012.
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
Talcott Resolution
The principal goal for Talcott Resolution is to reduce the size and risk associated with the Company's U.S. and international in-force variable annuities. As a result, the Company expects account values and consequently earnings to decline over time as fees decrease due to surrenders, policyholder initiatives or transactions with third parties that will reduce the size of this legacy book of business. Our international variable annuity business will also continue to be a significant driver of earnings variability due to hedge programs which generate mark to market gains and losses while the underlying international liabilities being hedged are not marked to market. This can result in unpredictable earnings volatility period to period. Contract surrender rates for the Japan book of business have increased significantly in recent months as market appreciation has increased account values though it is difficult to determine whether increased surrender rates will persist and for how long.  Higher surrender rates in Japan reduces the Company's exposure to guarantees under the variable annuity contracts, but also results in lower fee income.

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

Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended June 30, 2013 follows:

Six Months Ended June 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,934	1,153	—	3,087
Current accident year catastrophes [3]	50	168	—	218
Prior accident years	45	(28)	143	160
Total provision for unpaid losses and loss adjustment expenses	2,029	1,293	143	3,465
Less: Payments	1,975	1,341	166	3,482
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,709	1,862	3,101	18,672
Reinsurance and other recoverables	2,422	13	607	3,042
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,131	$1,875	$3,708	$21,714
Earned premiums	$3,074	$1,804
Loss and loss expense paid ratio [1]	64.2	74.3
Loss and loss expense incurred ratio	66.0	71.7
Prior accident years development (pts) [2]	1.5	(1.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Hail and wind [1]	$31	$92	$—	$123
Winter storm	5	17	—	22
Tornadoes [1]	12	45	—	57
Fire	2	14	—	16
Total	$50	$168	$—	$218
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2013
Included within prior accident years development for the three and six months ended June 30, 2013 were the following reserve strengthenings (releases):

Three Months Ended June 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$40	$2	$—	$42
Homeowners	—	(2)	—	(2)
Professional liability	(30)	—	—	(30)
Package business	(3)	—	—	(3)
General liability	(10)	—	—	(10)
Fidelity and surety	—	—	—	—
Commercial property	(2)	—	—	(2)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	10	10
Uncollectible reinsurance	(25)	—	—	(25)
Workers’ compensation	1	—	—	1
Workers’ compensation - NY 25A Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	7	—	—	7
Catastrophes	(9)	(31)	—	(40)
Other reserve re-estimates, net	(12)	(1)	1	(12)
Total prior accident years development	$37	$(32)	$141	$146

Six Months Ended June 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$55	$2	$—	$57
Homeowners	—	(10)	—	(10)
Professional liability	(29)	—	—	(29)
Package business	(14)	—	—	(14)
General liability	(29)	—	—	(29)
Fidelity and surety	(5)	—	—	(5)
Commercial property	(6)	—	—	(6)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	11	11
Uncollectible reinsurance	(25)	—	—	(25)
Workers’ compensation	19	—	—	19
Workers’ compensation - NY 25A Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	15	—	—	15
Catastrophes	(9)	(29)	—	(38)
Other reserve re-estimates, net	(7)	9	2	4
Total prior accident years development	$45	$(28)	$143	$160
During the three and six months ended June 30, 2013, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•
Strengthened reserves in commercial auto liability, primarily related to specialty lines claims in accident years 2010 through 2012, primarily due to higher than expected bodily injury costs driven by the impact of frequency and severity of large loss activity.

•	Released reserves in professional liability for accident years 2008 through 2012 due to lower than expected claim severity.

•
Released reserves in package business liability coverages and general liability, primarily for accident years 2006 through 2011. Claim severity emergence for these years was lower than expected and management has placed more weight on the emerged experience.

•
Strengthened reserves in workers' compensation related to specialty lines claims for the 2010 and 2011 accident years. A slightly higher than expected large loss frequency has been observed in these accident years.

•
Included in the second quarter of 2013 is reserve strengthening related to the closing of the New York Section 25A Fund for Reopened Cases (the "Fund"). These claims were previously funded through assessments and paid by the Fund. The claims will become payable by the Company effective January 1, 2014.

•	The Company reviewed its allowance for uncollectible reinsurance in the second quarter of 2013 and reduced its allowance as a result of favorable collections compared to expectations.

•	Released reserves for catastrophes primarily related to Storm Sandy.

•
Other reserve re-estimates, net includes an $18 recovery related to a class action settlement with American International Group involving prior accident years involuntary workers compensation pool loss and loss adjustment expense.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended June 30, 2012 follows:

Six Months Ended June 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,022	1,169	—	3,191
Current accident year catastrophes [3]	106	255	—	361
Prior accident years	39	(78)	59	20
Total provision for unpaid losses and loss adjustment expenses	2,167	1,346	59	3,572
Less: Payments	2,042	1,349	175	3,566
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,219	2,049	3,255	18,523
Reinsurance and other recoverables	2,314	8	690	3,012
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,533	$2,057	$3,945	$21,535
Earned premiums	$3,109	$1,813
Loss and loss expense paid ratio [1]	65.6	74.4
Loss and loss expense incurred ratio	69.7	74.2
Prior accident years development (pts) [2]	1.3	(4.3)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Tornadoes [1]	$37	$50	$—	$87
Hail and wind [1]	56	150	—	206
Hail [1]	11	40	—	51
Wildfire	2	15	—	17
Total	$106	$255	$—	$361
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2012
Included within prior accident years development for the three and six months ended June 30, 2012 were the following reserve strengthenings (releases):

Three Months Ended June 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$19	$(11)	$—	$8
Homeowners	—	(1)	—	(1)
Professional liability	9	—	—	9
Package business	(16)	—	—	(16)
General liability	(24)	—	—	(24)
Fidelity and surety	10	—	—	10
Commercial property	4	—	—	4
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	3	3
Workers’ compensation	43	—	—	43
Workers’ compensation - NY 25a Fund for Reopened Cases	—	—	—	—
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(39)	(9)	—	(48)
Other reserve re-estimates, net	5	(2)	2	5
Total prior accident years development	$19	$(23)	$53	$49

Six Months Ended June 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$31	$(41)	$—	$(10)
Homeowners	—	(6)	—	(6)
Professional liability	18	—	—	18
Package business	(32)	—	—	(32)
General liability	(40)	—	—	(40)
Fidelity and surety	11	—	—	11
Commercial property	(6)	—	—	(6)
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	8	8
Workers’ compensation	51	—	—	51
Workers’ compensation - NY 25a Fund for Reopened Cases	—	—	—	—
Change in workers’ compensation discount, including accretion	37	—	—	37
Catastrophes	(36)	(23)	—	(59)
Other reserve re-estimates, net	5	(8)	3	—
Total prior accident years development	$39	$(78)	$59	$20

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

•	Strengthened reserves for commercial auto liability claims, primarily for accident year 2011. Higher than expected bodily injury severity had been observed for this accident year.

•	Strengthened reserves for professional liability directors and officers claims for accident years 2010 and prior as a result of higher severity, primarily for mid-sized accounts.

•
Released reserves in package business liability coverages and general liability, primarily for accident years 2006 through 2011. Claim severity emergence for these years was lower than expected and management placed more weight on the emerged experience.

•	Strengthened reserves in workers' compensation primarily due to the emergence of lost time claims from 2011.

•	Released reserves in commercial property for accident year 2011. Loss emergence for this accident year was favorable to expectations.

•	The change in workers’ compensation discount, including accretion, primarily reflected a decrease in the number of tabular claims, and to a lesser extent, the decrease in interest rates.

•	Reserve releases on certain prior year catastrophes, primarily related to 2001 World Trade Center worker's compensation claims.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three and six months ended June 30, 2013.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended June 30, 2013	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,722		$286	$1,029	$3,037
Losses and loss adjustment expenses incurred	130		10	1	141
Less : losses and loss adjustment expenses paid	47		7	23	77
Ending liability – net [2][3]	$1,805	[4]	$289	$1,007	$3,101

Six Months Ended June 30, 2013	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,776		$290	$1,058	$3,124
Losses and loss adjustment expenses incurred	130		11	2	143
Less : losses and loss adjustment expenses paid	101		12	53	166
Ending liability – net [2][3]	$1,805	[4]	$289	$1,007	$3,101

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $7, respectively, as of June 30, 2013, $14 and $7, respectively, as of March 31, 2013 and $15 and 7, respectively, as of December 31, 2012; total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2013 includes $3 and $4, respectively, related to asbestos and environmental claims, and total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2013 includes $3 and $5, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,310 and $333, respectively, as of June 30, 2013, $2,226 and $330, respectively, as of March 31, 2013, and $2,294 and $334, respectively as of December 31, 2012.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $190 and $218, respectively, resulting in a one year net survival ratio of 9.6 and a three year net survival ratio of 8.3. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three and six months ended June 30, 2013, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended June 30, 2013	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$28	$72	$4	$4
Assumed Reinsurance	13	50	1	6
London Market	6	8	2	—
Total	47	130	7	10
Ceded	—	—	—	—
Net	$47	$130	$7	$10

Six Months Ended June 30, 2013	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$72	$72	$9	$5
Assumed Reinsurance	32	50	1	6
London Market	9	8	2	—
Total	113	130	12	11
Ceded	(12)	—	—	—
Net	$101	$130	$12	$11

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2013 includes $3 and $4, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2013 includes $3 and $5, respectively, related to asbestos and environmental claims.

During the second quarter of 2013, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $130. The Company found estimates for individual cases changed based upon the particular circumstances of such accounts. These changes were case specific and not as a result of any underlying change in the current environment. The Company experienced moderate increases in claim frequency and severity as well as expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
During the second quarter of 2013, the Company completed its annual ground-up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. Based on this evaluation, the Company increased its net environmental reserves by $10. The Company found estimates for certain individual account exposures increased based upon unfavorable litigation results and increased clean-up or expense costs. The Company currently expects to continue to perform a ground-up evaluation of its environmental liabilities annually and regularly evaluate the Company's historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.

The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company's coverage obligations for all its PPG asbestos liabilities. The agreement is contingent on the fulfillment of certain conditions. Major Asbestos Defendants gross asbestos reserves account for approximately 29% of the Company's total Direct gross asbestos reserves as of June 30, 2013.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represent 1,125 accounts and contain approximately 44% of the Company's total Direct gross asbestos reserves as of June 30, 2013.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

The following table displays gross asbestos and environmental reserves by category as of June 30, 2013.
Summary of Gross A&E Reserves

	Asbestos [1]	Environmental [2]	Total A&E
Gross
Direct	$1,723	$244	$1,967
Assumed Reinsurance	327	37	364
London Market	260	52	312
Total	2,310	333	2,643
Ceded	(491)	(37)	(528)
Net	$1,819	$296	$2,115

[1]
The one year gross paid amount for total asbestos claims is $249, resulting in a one year gross survival ratio of 9.3. The three year average gross paid amount for total asbestos claims is $283, resulting in a three year gross survival ratio of 8.2.

[2]
The one year gross paid amount for total environmental claims is $35, resulting in a one year gross survival ratio of 9.5. The three year average gross paid amount for total environmental claims is $53, resulting in a three year gross survival ratio of 6.3.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2013 of $2.1 billion ($1.82 billion and $296 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.7 billion to $2.5 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2012 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
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

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits ("EGPs") are used in the amortization of: the deferred policy acquisition costs ("DAC") asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”).
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of June 30, 2013	As of December 31, 2012
DAC [1]	$1,856	$5,112
SIA [1]	$181	$325
URR [2]	$66	$1,880
Death and Other Insurance Benefit Reserves [3]	$1,265	$1,942

[1]
For additional information on DAC and SIA, see Note 8 - Deferred Policy Acquisition Costs and Present Value of Future Profits and Note 10 - Sales Inducements, respectively, of Notes to Condensed Consolidated Financial Statements.

[2]
URR associated with the Retirement Plans and Individual Life businesses are no longer included in EGP based balances due to the sales of these business in January 2013. As of December 31, 2012, URR included approximately $1.8 billion related to the Retirement Plans and Individual Life businesses. For additional information regarding business dispositions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[3]
Universal life ("UL") secondary guarantee benefits associated with the Retirement Plans and Individual Life businesses are no longer considered EGP based balances as the sales of these businesses were structured as reinsurance transactions. As of December 31, 2012, death and other insurance benefit reserves included $363 of UL secondary guarantee benefits. For additional information on death and other insurance benefit reserves, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
DAC	$(17)	$(89)	$(921)	$35
SIA	(3)	(6)	(59)	(1)
URR	1	7	3	5
Death and Other Insurance Benefit Reserves	74	(136)	200	67
Total (pre-tax)	$55	$(224)	$(777)	$106
Income tax effect	19	(78)	(272)	38
Total (after-tax)	$36	$(146)	$(505)	$68
The Unlock benefit for the three months ended June 30, 2013 was primarily due to actual separate account returns above our aggregated estimated returns during the period offset partially by DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program. The Unlock charge for the three months ended June 30, 2012 was primarily due to actual separate account returns below our aggregated estimated returns during the period. The Unlock charge for the six months ended June 30, 2013 was primarily due to Japan hedge cost assumption changes in the first quarter, partially offset by actual separate account returns above our aggregated estimated returns during the period. The Unlock benefit for the six months ended June 30, 2012 was primarily due to actual separate account returns above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 36% as of June 30, 2013.

Goodwill Impairment
The carrying value of goodwill allocated to reporting units is as follows:

	As of June 30, 2013			As of December 31, 2012
	Segment Goodwill	Goodwill in Corporate	Total	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138	$—	$138	$138
Consumer Markets	119	—	119	119	—	119
Mutual Funds [2]	149	92	241	149	92	241
Talcott Resolution:
Retirement Plans [1] [2]	—	—	—	87	69	156
Total	$268	$230	$498	$355	$299	$654
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
The financial results in the Company’s variable annuity and mutual fund businesses, depend largely on the amount of the contract holder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts within the mutual funds business, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative financial results of variable products, net of hedging, are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
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

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2013 and 2012. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2012 Form 10-K Annual Report.
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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, core earnings excluding buyouts and realized gains (losses) for the three and six months ended June 30, 2013 and 2012 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three and six months ended June 30, 2013 and 2012 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

Core Earnings
Core earnings, a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, discontinued operations, loss on extinguishment of debt, gains and losses on business disposition transactions, certain restructuring charges and the impact of Unlocks to DAC, SIA, URR and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives and net periodic settlements on the Japan fixed annuity cross-currency swap. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
A reconciliation of net income (loss) to core earnings for the three and six months ended June 30, 2013 and 2012 is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(190)	$(101)	$(431)	$(5)
Less: Unlock benefit (charge), after tax	36	(146)	(505)	68
Less: Restructuring and other costs, after tax	(12)	(31)	(24)	(37)
Less: Income (loss) from discontinued operations, after tax	(126)	7	(127)	43
Less: Loss on extinguishment of debt, after tax	—	(587)	(138)	(587)
Less: Net reinsurance loss on dispositions, after tax	1	—	(24)	—
Less: Net realized capital gains (losses), after tax and DAC, excluded from core earnings [1]	(413)	382	(394)	(189)
Core earnings	$324	$274	$781	$697

[1]
Excludes net realized gain on dispositions of $1.0 billion, after tax, for the six months ended June 30, 2013 relating to the sales of the Retirement Plans and Individual Life businesses which are included in net reinsurance loss on dispositions, after tax.

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
The expense ratio for Group Benefits is expressed as a ratio of insurance operating costs and other expenses and amortization of deferred policy acquisition costs, to premiums and other considerations, excluding buyout premiums.
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
New business written premium
New business written premium represents the amount of premiums charged for policies issued to customers who were not insured with the Company in the previous policy term. New business written premium plus renewal policy written premium equals total written premium.
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

Renewal earned price increase (decrease)
Written premiums are earned over the policy term, which is six months for certain personal lines auto business and 12 months for substantially all of the remainder of the Company’s property and casualty business. Because the Company earns premiums over the 6 to 12 month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by 6 to 12 months.
Renewal written price increase (decrease)
Renewal written price increase (decrease) represents the combined effect of rate changes, amount of insurance and individual risk pricing decisions per unit of exposure since the prior year. The rate component represents the change in rate filings during the period and the amount of insurance represents the change in the value of the rating base, such as model year/vehicle symbol for auto, building replacement costs for property and wage inflation for workers’ compensation. A number of factors affect renewal written price increases (decreases) including expected loss costs as projected by the Company’s pricing actuaries, rate filings approved by state regulators, risk selection decisions made by the Company’s underwriters and marketplace competition. Renewal written price changes reflect the property and casualty insurance market cycle. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. Renewal written price statistics are subject to change from period to period, based on a number of factors, including changes in actuarial estimates and the effect of subsequent cancellations and non-renewals on rate achieved, and modifications made to better reflect ultimate pricing achieved.
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the three and six months ended June 30, 2013 and 2012 is set forth in the ROA section within MD&A - Mutual Funds.
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

Investment Results
Composition of Invested Assets

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$64,881	79.0%	$85,922	81.6%
Fixed maturities, at fair value using the fair value option ("FVO")	997	1.2%	1,087	1.0%
Equity securities, AFS, at fair value	834	1.0%	890	0.8%
Mortgage loans	5,411	6.6%	6,711	6.4%
Policy loans, at outstanding balance	1,412	1.7%	1,997	1.9%
Limited partnerships and other alternative investments	3,101	3.8%	3,015	2.9%
Other investments [1]	648	0.8%	1,114	1.1%
Short-term investments	4,874	5.9%	4,581	4.3%
Total investments excluding equity securities, trading	82,158	100%	105,317	100%
Equity securities, trading, at fair value [2]	23,362		28,933
Total investments	$105,520		$134,250

[1]	Primarily relates to derivative instruments.

[2]
As of June 30, 2013 and December 31, 2012, approximately $23.4 billion and $27.1 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of June 30, 2013 and December 31, 2012, respectively, Japan equity 21% and 21%, Japan fixed income (primarily government securities) 15% and 15%, global equity 22% and 20%, global government bonds 42% and 43%, and cash and other 0% and 1%.

Total investments decreased since December 31, 2012, principally due to the sale of the Retirement Plans and Individual Life businesses resulting in the transfer of invested assets with a carrying value of $17.3 billion in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. In addition, as a result of the announced sale of the U.K. variable annuity business, HLIL, the carrying values of the assets and liabilities supporting this business have been classified as held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2013. For further discussion of this transaction, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. As of June 30, 2013, fixed maturities, AFS and equity securities trading of $444 and $1.7 billion, respectively, are classified as assets held for sale in the Condensed Consolidated Balance Sheet and are excluded from the table above. The remaining decrease in total invested assets is primarily due to a decrease in fixed maturities, AFS, equity securities, trading, and other investments, partially offset by an increase in short-term investments. The decrease in fixed maturities, AFS includes a decline in valuations due to an increase in interest rates and widening credit spreads. The decline in equity securities, trading was primarily due to variable annuity policy surrenders as well as the depreciation of the Japanese yen as compared to the U.S. dollar. The decline in other investments was primarily related to the variable annuity hedge program, due to a decline in derivative market values, resulting from increases in equity market valuations and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.
Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$664	4.2%	$844	4.3%	$1,334	4.2%	$1,699	4.3%
Equity securities, AFS	8	4.2%	8	3.3%	14	3.5%	18	3.6%
Mortgage loans	62	4.7%	86	5.2%	127	4.9%	165	5.2%
Policy loans	22	6.2%	30	6.1%	42	6.0%	60	6.1%
Limited partnerships and other alternative investments	95	12.6%	72	10.4%	161	10.7%	124	9.3%
Other [3]	45		82		103		151
Investment expense	(29)		(28)		(58)		(56)
Total securities AFS and other	867	4.4%	1,094	4.5%	1,723	4.4%	2,161	4.4%
Equity securities, trading	1,189		(1,662)		3,751		1,099
Total net investment income (loss)	$2,056		$(568)		5,474		3,260
Total securities, AFS and other excluding limited partnerships and other alternative investments	$772	4.1%	$1,022	4.3%	$1,562	4.1%	$2,037	4.3%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests. Yield calculations for the six months ended June 30, 2013 exclude assets transfered due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for all periods exclude income and assets associated with the disposal of the HLIL business.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.

Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Total net investment income declined primarily due to a decrease in asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. This decline was partially offset by higher income from equity securities, trading, as a result of broad global equity market appreciation, as well as limited partnerships, due to an increase in income from hedge funds. Annualized investment yield excluding limited partnerships and other alternative investments declined to 4.1% in the second quarter of 2013 compared to 4.3% in the second quarter of 2012, primarily resulting from the impact of the assets transferred as part of the disposed businesses.
The annualized net investment income yield, excluding partnerships and other alternative investments, has declined to 4.1% or approximately 20 basis points in the second quarter of 2013 versus the fourth quarter of 2012 based upon the impacts of the divested Individual Life and Retirement Plans businesses as well as new investments at marginally lower rates. The invested assets transferred associated with the divested Individual Life and Retirement Plans businesses had a carrying value of $17.3 billion and an average book yield, including the impact of associated derivatives, of approximately 5.0% and represent the vast majority of the estimated change in the net investment income yield. The average investment rate in the first half of 2013 was approximately 3.4%, excluding treasury securities and mortgage backed securities related to dollar roll transactions (for further discussion on dollar roll transactions see Note 6 - Investments and Derivative Investments of Notes to Condensed Consolidated Financial Statements), which approximates the average yield of sales and maturities during the first half of 2013. Based upon current investment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, to remain relatively consistent with the second quarter as the Company is currently reinvesting at rates that are comparable to the yield on sales and maturities. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2013	2012	2013	2012
Gross gains on sales	$211	$245	$1,928	$472
Gross losses on sales	(118)	(158)	(200)	(255)
Net OTTI losses recognized in earnings	(12)	(98)	(33)	(127)
Valuation allowances on mortgage loans	—	—	—	1
Japanese fixed annuity contract hedges, net [1]	1	2	4	(18)
Periodic net coupon settlements on credit derivatives/Japan	—	4	(6)	(1)
Results of variable annuity hedge program
GMWB derivatives, net	(31)	(115)	16	70
U.S. macro hedge program	(47)	6	(132)	(183)
Total U.S. program	(78)	(109)	(116)	(113)
International program	(742)	720	(913)	(481)
Total results of variable annuity hedge program	(820)	611	(1,029)	(594)
Other, net [2]	90	(39)	294	161
Net realized capital gains (losses)	$(648)	$567	$958	$(361)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net period coupon settlements, and Japan FVO securities).

[2]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains on sales for the three months ended June 30, 2013 were primarily due to gains on the sale of U.S. government agencies, industrial corporate, RMBS, and ABS. Gross losses on sales for the three months ended June 30, 2013 were the result of losses on sales of RMBS and U.S. treasury securities due to rising interest rates. The sales were primarily as a result of normal portfolio and duration management. Gross gains and losses on sales for the six months ended June 30, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.
•   Gross gains and losses on sales for three and six months ended June 30, 2012 were predominately from sales of investment grade corporate securities, U.S. Treasuries and municipals bonds due to tactical repositioning of the portfolio.

Net OTTI losses
•      For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program
•      For the three months ended June 30, 2013, the net loss related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by losses of $39 resulting from an increase in interest rates, and losses of $38 resulting from an increase in fees for selected GMWB riders, partially offset by gains of $57 driven by favorable policyholder behavior. For the six months ended June 30, 2013, the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $103 resulting from favorable policyholder behavior, partially offset by losses of $42 from an increase in interest rates, and losses of $39 resulting from an increase in fees for selected GMWB riders.

•
For the three and six months ended June 30, 2013, the loss on the U.S. macro hedge program was primarily due to losses of $23 and $78, respectively, related to an improvement in domestic equity markets, and losses of $33 and $42, respectively, due to an increase in interest rates.

•
For the three and six months ended June 30, 2013, the loss associated with the international program was primarily driven by losses of $321 and $537, respectively, due to an improvement in global equity markets, losses of $338 and $398, respectively, due to a depreciation of the Japanese yen in relation to the euro and the U.S. dollar, and losses of $161 and $90, respectively, due to an increase in Japanese interest rates.

• For the three months ended June 30, 2012 the loss on U.S. GMWB related derivatives, net, was primarily due to increased equity and interest rate volatility of $67 and a decrease in long-term interest rates of $46. For the six months ended June 30, 2012 the gain on U.S. GMWB related derivatives, net, was primarily due to favorable policyholder behavior which resulted in a gain of $134, partially offset by a loss of $24 driven by an increase in the equity market and a loss of $21 due to a credit standing adjustment. For the six months ended June 30, 2012 the loss on the U.S. macro hedge program was primarily due to losses of $79 related to an increase in domestic equity markets, $72 related to the passage of time and $40 related to a decrease in equity volatility.
•      For the three months ended June 30, 2012 the gain associated with the international program was primarily driven by gains of $326 due to appreciation of the Japanese yen in relation to the euro and the U.S. dollar, gains of $245 due to a decline in global and domestic equity markets, and gains of $169 due to a decrease in interest rates. For the six months ended June 30, 2012 the loss associated with the international program was primarily driven by losses of $338 due to an improvement in global and domestic equity markets, losses of $293 due to depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by gains of $77 due to a decline in interest rates.
Other, net
•      Other, net gain for the three and six months ended June 30, 2013, was primarily due to gains of $74 and $215, respectively, on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. For the six months ended June 30, 2013 additional gains of $71 on interest derivatives were primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2.
•      Other, net loss for the three months ended June 30, 2012 was primarily due to losses of $92 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to appreciation of the Japanese yen versus the U.S. dollar. Other, net gain for the six months ended June 30, 2012 was primarily due to gains of $97 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Additional gains for the six months ended June 30, 2012 of $141 were related to credit derivatives driven by credit spread tightening. For the six months ended June 30, 2012 these gains were partially offset by losses of $56 related to Japan 3Win foreign currency swaps primarily driven by a decline in interest rates and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2013	2012	Change	2013	2012	Change
Written premiums	$1,533	$1,516	1%	$3,178	$3,203	(1%)
Change in unearned premium reserve	(12)	(36)	(67%)	104	94	11%
Earned premiums	1,545	1,552	—%	3,074	3,109	(1%)
Losses and loss adjustment expenses
Current accident year before catastrophes	966	995	(3%)	1,934	2,022	(4%)
Current accident year catastrophes	44	74	(41%)	50	106	(53%)
Prior accident years	37	19	95%	45	39	15%
Total losses and loss adjustment expenses	1,047	1,088	(4%)	2,029	2,167	(6%)
Amortization of DAC	226	231	(2%)	453	462	(2%)
Underwriting expenses	243	235	3%	468	480	(3%)
Dividends to policyholders	4	5	(20%)	8	3	167%
Underwriting gain (loss)	25	(7)	NM	116	(3)	NM
Net servicing income	7	4	75%	13	8	63%
Net investment income	262	239	10%	502	474	6%
Net realized capital gains (losses)	(7)	(16)	(56%)	36	27	33%
Other expenses	(30)	(22)	36%	(58)	(52)	12%
Income from continuing operations before income taxes	257	198	30%	609	454	34%
Income tax expense	63	48	31%	162	114	42%
Income from continuing operations, net of tax	194	150	29%	447	340	31%
Loss from discontinued operations, net of tax [1]	(2)	(1)	100%	(2)	(2)	—%
Net income	$192	$149	29%	$445	$338	32%

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 14 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures [1]	2013	2012	2013	2012
New business premium	$278	$249	$544	$517
Standard commercial lines policy count retention	80%	81%	81%	82%
Standard commercial lines renewal written pricing increase	8%	7%	8%	7%
Standard commercial lines renewal earned pricing increase	8%	5%	8%	5%
Standard commercial lines policies in-force as of end of period			1,255,452	1,266,823

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three Months Ended June 30,			Six Months Ended June 30,
Ratios	2013	2012	Change	2013	2012	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	62.5	64.1	1.6	62.9	65.0	2.1
Current accident year catastrophes	2.8	4.8	2.0	1.6	3.4	1.8
Prior accident years	2.4	1.2	(1.2)	1.5	1.3	(0.2)
Total loss and loss adjustment expense ratio	67.8	70.1	2.3	66.0	69.7	3.7
Expense ratio	30.4	30.0	(0.4)	30.0	30.3	0.3
Policyholder dividend ratio	0.3	0.3	—	0.3	0.1	(0.2)
Combined ratio	98.4	100.5	2.1	96.2	100.1	3.9
Catastrophe ratio
Current accident year	2.8	4.8	2.0	1.6	3.4	1.8
Prior accident years	(0.6)	(2.5)	(1.9)	(0.3)	(1.2)	(0.9)
Total catastrophe ratio	2.3	2.3	—	1.3	2.3	1.0
Combined ratio before catastrophes	96.1	98.2	2.1	94.9	97.8	2.9
Non-catastrophe prior year development	3.0	3.7	0.7	1.8	2.4	0.6
Combined ratio before catastrophes and prior accident year development	93.1	94.5	1.4	93.1	95.4	2.3
Other revenues [1]	$29	$26	12%	$59	$48	23%

[1]	Represents servicing revenues.
The three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Net income, as compared to the prior year periods, increased for the three and six months ended June 30, 2013 primarily due to improvements in underwriting results driven by lower current accident year losses, including catastrophes, as well as an increase in net investment income.
Current accident year catastrophe losses for the three months ended June 30, 2013 of $44, pre-tax, primarily included thunderstorms and tornadoes in the Midwest and South. For the six months ended June 30, 2013, pre-tax catastrophes of $50 also included thunderstorms in the Midwest and South and winter storms in the South. Current accident year catastrophe losses for the three months ended June 30, 2012 of $74, pre-tax, primarily included severe thunderstorms and hail events in the South, Midwest and Mid-Atlantic states. For the six months ended June 30, 2012, pre-tax catastrophes of $106 also included tornadoes in the Midwest and South.
Unfavorable prior year development, as compared to the prior year periods, increased for the three and six months ended June 30, 2013. For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums, as compared to the prior year periods, decreased for the three and six months ended June 30, 2013 primarily due to decreases in the worker's compensation business in middle market partially offset by increases in the worker's compensation business in small commercial. The decrease in middle market was driven by lower policy count retention and policies-in-force. The increase in small commercial was driven by favorable renewal premium due to higher pricing partially offset by lower policy count retention.
Current accident year loss and loss adjustment expenses before catastrophes, as compared to the prior year periods, decreased for the three and six months ended June 30, 2013 primarily driven by lower loss and loss adjustment expense ratios in Middle Market worker's compensation, general liability and professional liability and lower non catastrophe losses in marine. The decrease for the six months ended June 30 2013, was partially offset by higher non-catastrophe property losses in commercial property.
Net investment income, as compared to the prior year periods, increased for the three and six months ended June 30, 2013 primarily due to higher after-tax investment yields.
Net realized capital losses, as compared to the prior year period, decreased for the three months ended June 30, 2013. Net realized capital gains, as compared to the prior year period, increased for the six months ended June 30, 2013. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Written premiums	$967	$950	2%	$1,845	$1,811	2%
Change in unearned premium reserve	59	46	28%	41	(2)	NM
Earned premiums	908	904	—%	1,804	1,813	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	585	595	(2%)	1,153	1,169	(1%)
Current accident year catastrophes	142	216	(34%)	168	255	(34%)
Prior accident years	(32)	(23)	39%	(28)	(78)	(64%)
Total losses and loss adjustment expenses	695	788	(12%)	1,293	1,346	(4%)
Amortization of DAC	83	84	(1%)	166	167	(1%)
Underwriting expenses	139	146	(5%)	282	296	(5%)
Underwriting gain (loss)	(9)	(114)	(92)%	63	4	NM
Net servicing income	6	4	50%	15	10	50%
Net investment income	39	41	(5%)	76	84	(10%)
Net realized capital gains (losses)	(3)	(2)	50%	4	5	(20)%
Other expenses	(16)	(11)	(45%)	(28)	(26)	(8%)
Income (loss) before income taxes	17	(82)	(121)%	130	77	69%
Income tax expense (benefit)	2	(32)	(106)%	38	19	100%
Net income (loss)	$15	$(50)	(130)%	$92	$58	59%
Written Premiums
Product Line
Automobile	$657	$649	1%	$1,286	$1,269	1%
Homeowners	310	301	3%	559	542	3%
Total	$967	$950	2%	$1,845	$1,811	2%
Earned Premiums
Product Line
Automobile	$626	$630	(1%)	$1,245	$1,262	(1%)
Homeowners	282	274	3%	559	551	1%
Total	$908	$904	—%	$1,804	$1,813	—%

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2013	2012	2013	2012
Policies in-force end of period
Automobile			2,019,678	2,044,874
Homeowners			1,321,824	1,323,557
Total policies in-force end of period			3,341,502	3,368,431
New business written premium
Automobile	$93	$85	$180	$171
Homeowners	$34	$30	$64	$55
Policy count retention
Automobile	86%	84%	86%	84%
Homeowners	87%	86%	87%	85%
Renewal written pricing increase
Automobile	5%	4%	5%	4%
Homeowners	7%	6%	6%	6%
Renewal earned pricing increase
Automobile	5%	5%	5%	5%
Homeowners	6%	7%	6%	7%

	Three Months Ended June 30,			Six Months Ended June 30,
Ratios and Supplemental Data	2013	2012	Change	2013	2012	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.4	65.8	1.4	63.9	64.5	0.6
Current accident year catastrophes	15.6	23.9	8.3	9.3	14.1	4.8
Prior accident years	(3.5)	(2.5)	1.0	(1.6)	(4.3)	(2.7)
Total loss and loss adjustment expense ratio	76.5	87.2	10.7	71.7	74.2	2.5
Expense ratio	24.4	25.4	1.0	24.8	25.5	0.7
Combined ratio	101.0	112.6	11.6	96.5	99.8	3.3
Catastrophe ratio
Current year	15.6	23.9	8.3	9.3	14.1	4.8
Prior years	(3.4)	(1.0)	2.4	(1.6)	(1.3)	0.3
Total catastrophe ratio	12.2	22.9	10.7	7.7	12.8	5.1
Combined ratio before catastrophes	88.8	89.7	0.9	88.8	87.0	(1.8)
Non-catastrophe prior year development	(0.1)	(1.5)	(1.4)	0.1	(3.0)	(3.1)
Combined ratio before catastrophes and prior accident years development	88.9	91.3	2.4	88.7	90.0	1.3
Other revenues [1]	$37	$35	6%	75	72	4%
Product Line Combined Ratios
Automobile	94.6	98.8	4.2	95.3	93.6	(1.7)
Homeowners	115.0	144.1	29.1	99.0	113.9	14.9
Total	101.0	112.6	11.6	96.5	99.8	3.3

[1]	Represents servicing revenues.
Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Net income (loss) increased for the three and six months ended June 30, 2013, relative to the comparable prior periods, primarily due to improvements in underwriting results predominantly driven by less severe catastrophes.
Current accident year catastrophe losses for the three and six months ended June 30, 2013 were $142, pre-tax, and $168, pre-tax, respectively. In the three month period, catastrophes primarily included hail, tornadoes and wind in the Midwest and a fire in Colorado. In addition, the six month period included a blizzard in the Texas panhandle and hail, tornadoes and wind in the Southeast. In 2012, catastrophes primarily included losses from severe thunderstorms and hail events in the South, Midwest and Mid-Atlantic states, as well as severe tornadoes and windstorms in the Midwest and South.
For information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Written premiums increased 2% for the three and six months ended June 30, 2013, due to new business written premium growth in auto and home, primarily from the AARP Direct and AARP through agents distribution channels, improved policy count retention in auto and home due to initiatives implemented over the last year, and an increase in renewal written pricing in auto and home.
Current accident year losses and loss adjustment expenses before catastrophes decreased for both the three and six month periods. The current accident year loss and loss adjustment expense ratio before catastrophes for home decreased primarily due to favorable non-catastrophe weather related claim frequency and earned pricing exceeding loss costs. The current accident year loss and loss adjustment expense ratio before catastrophes for auto decreased year over year due to earned pricing exceeding loss costs and favorable auto liability frequency.
Underwriting expenses, and the related expense ratio, declined for the three and six months ended June 30, 2013 primarily due to reductions in service operation costs and lower marketing spend in certain distribution channels.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Policies of the Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2013	2012	Change	2013	2012	Change
Written premiums	$1	$6	(83%)	$1	$7	(86%)
Change in unearned premium reserve	1	8	(88%)	1	9	(89%)
Earned premiums	—	(2)	NM	—	(2)	NM
Losses and loss adjustment expenses
Prior accident years	141	53	166%	143	59	142%
Total losses and loss adjustment expenses	141	53	166%	143	59	142%
Underwriting expenses	7	7	—%	14	15	(7%)
Underwriting loss	(148)	(62)	139%	(157)	(76)	107%
Net servicing expense	(1)	—	NM	(1)	—	NM
Net investment income	37	39	(5%)	72	78	(8%)
Net realized capital gains (losses)	3	(3)	NM	4	8	(50%)
Other income	—	3	NM	1	3	(67%)
Income (loss) before income taxes	(109)	(23)	NM	(81)	13	NM
Income tax expense (benefit)	(38)	(8)	NM	(31)	1	NM
Net income (loss)	$(71)	$(15)	NM	$(50)	$12	NM
The three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
The net income (loss) declined for the three and six months ended June 30, 2013, as compared to the prior year periods, primarily due to an increase in net asbestos and environmental reserve strengthening. As part of its annual ground-up asbestos and environmental reserve evaluations in the second quarter of 2013, the Company strengthened its associated reserves by $130 and $10, pre-tax, respectively. In 2012, the Company strengthened its net asbestos and environmental reserves by $48 and $3, pre-tax, respectively.
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

GROUP BENEFITS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Premiums and other considerations	$838	$966	(13%)	$1,664	$1,938	(14%)
Net investment income	100	107	(7%)	197	206	(4%)
Net realized capital gains	37	—	—%	55	20	175%
Total revenues	975	1,073	(9%)	1,916	2,164	(11%)
Benefits, losses and loss adjustment expenses	635	759	(16%)	1,274	1,566	(19%)
Amortization of DAC	8	8	—%	16	16	—%
Insurance operating costs and other expenses	248	261	(5%)	488	519	(6%)
Total benefits, losses and expenses	891	1,028	(13%)	1,778	2,101	(15%)
Income before income taxes	84	45	87%	138	63	119%
Income tax expense	23	10	130%	35	10	NM
Net income	$61	$35	74%	$103	$53	94%
Premiums and other considerations
Fully insured – ongoing premiums	$822	$950	(13%)	$1,634	$1,904	(14%)
Buyout premiums	1	—	—%	1	3	(67%)
Other	15	16	(6%)	29	31	(6%)
Total premiums and other considerations	$838	$966	(13%)	$1,664	$1,938	(14%)
Fully insured ongoing sales, excluding buyouts	$103	$66	56%	$272	$294	(7%)
Ratios, excluding buyouts
Loss ratio	75.7%	78.6%	2.9	76.5%	80.8%	4.3
Loss ratio, excluding financial institutions	80.3%	83.6%	3.3	80.9%	85.5%	4.6
Expense ratio	30.6%	27.8%	(2.8)	30.3%	27.6%	(2.7)
Expense ratio, excluding financial institutions	26.7%	23.4%	(3.3)	26.7%	23.8%	(2.9)
After-tax margin
After-tax margin, excluding buyouts	6.3%	3.3%	3.0	5.4%	2.5%	2.9
Effect of net capital realized gains, net of tax on after-tax margin	2.4%	0.1%	2.3	1.8%	0.7%	1.1
After-tax margin, excluding buyouts and net realized capital gains	3.9%	3.2%	0.7	3.6%	1.8%	1.8
Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Net income, as compared to the prior year periods, improved primarily due to an increase in net realized capital gains primarily due to trading gains on corporate securities, lower benefits, losses and loss adjustment expenses and lower insurance operating costs and other expenses. The favorable items are offset by a decrease in premiums and other considerations and lower net investment income.
The decrease in premiums was driven by the Company's continued pricing discipline on new sales and renewals to improve profitability, including the loss of our largest account due to pricing and other considerations, and management actions within our Association business.
The continued improvement in the 2013 loss ratio was primarily due to favorable long term disability recoveries and the emergence of favorability in the long term disability incidence rate, compared to the 2012 loss ratio which included unfavorable long term disability severity recorded in the first quarter of 2012. Insurance operating costs and other expenses declined, as compared to prior year, due to lower commission payments as a result of overall lower premium.
The increase in Group Benefits' after-tax margin, excluding buyouts and net realized capital gains, was primarily due to lower benefits, losses and loss adjustment expenses and lower insurance operating costs and other expenses. This was offset by the impact of lower premiums and other considerations and net investment income.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Fee income and other	$170	$148	15%	$334	$299	12%
Net investment loss	—	—	—%	—	(1)	(100)%
Net realized capital losses	—	(2)	(100)%	—	(1)	(100)%
Total revenues	170	146	16%	334	297	12%
Amortization of DAC	10	9	11%	19	18	6%
Insurance operating costs and other expenses	129	109	18%	256	220	16%
Total benefits, losses and expenses	139	118	18%	275	238	16%
Income before income taxes	31	28	11%	59	59	—%
Income tax expense	11	10	10%	21	21	—%
Net income	$20	$18	11%	$38	$38	—%
MUTUAL FUNDS AUM by DISTRIBUTION CHANNEL
Retail Mutual Funds [1]
AUM, beginning of period	$48,186	$45,315	6%	$45,013	$41,785	8%
Sales	2,789	2,031	37%	$5,951	$4,241	40%
Redemptions	(4,075)	(2,856)	43%	(7,251)	(5,925)	22%
Net Flows	$(1,286)	$(825)	56%	$(1,300)	$(1,684)	(23)%
Change in market value and other	717	(1,825)	NM	3,904	2,564	52%
AUM, end of period	$47,617	$42,665	12%	$47,617	$42,665	12%

Defined Contribution Investment Only Mutual Funds [2]
AUM, beginning of period	$17,622	$17,945	(2)%	16,598	16,140	3%
Sales	937	793	18%	1,879	1,649	14%
Redemptions	(2,590)	(1,386)	87%	(4,016)	(2,543)	58%
Net Flows	(1,653)	(593)	179%	(2,137)	(894)	139%
Change in market value and other	22	(674)	NM	1,530	1,432	7%
AUM, end of period	$15,991	$16,678	(4)%	15,991	16,678	(4)%

Total Mutual Funds
AUM, beginning of period	$65,808	$63,260	4%	61,611	57,925	6%
Sales	3,726	2,824	32%	7,830	5,890	33%
Redemptions [3]	(6,665)	(4,242)	57%	(11,267)	(8,468)	33%
Net Flows	(2,939)	(1,418)	107%	(3,437)	(2,578)	33%
Change in market value and other	739	(2,499)	NM	5,434	3,996	36%
AUM, end of period	$63,608	$59,343	7%	63,608	59,343	7%
Average Mutual Funds Assets Under Management	64,708	61,302	6%	62,610	58,634	7%
Annuity Mutual Fund Assets [4]	25,901	26,888	(4)%	25,901	26,888	(4)%
Total Assets Under Management	$89,509	$86,231	4%	$89,509	$86,231	4%
Average Assets Under Management	$90,973	$89,318	2%	88,578	85,884	3%

[1]	Includes mutual funds offered within 529 college savings plans previously categorized as Other.

[2]	Includes mutual funds offered within employee directed retirement plans including on-going business related to the Company's Retirement Plans and Individual Life businesses sold in January 2013.

[3]	Includes an expected institutional redemption as well as a portfolio rebalance at a key distributor, together totaling $2.5 billion in the second quarter of 2013.

[4]	Includes Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
MUTUAL FUNDS AUM by ASSET CLASS
Equity	36,186	35,694	1%	36,186	35,694	1%
Fixed Income	14,944	13,281	13%	14,944	13,281	13%
Multi-Strategy Investments	12,478	10,368	20%	12,478	10,368	20%
Total Mutual Funds AUM, end of period	$63,608	$59,343	7%	$63,608	$59,343	7%
RETURN ON ASSETS
ROA	8.8	8.1	9%	8.6	8.8	(2)%
Effect of restructuring, net of tax	(0.4)	(0.4)	—%	(0.5)	(0.3)	67%
Effect of net realized gains, net of tax and DAC	0.4	—	—%	—	—	—%
ROA, core earnings	8.8	8.5	4%	9.1	9.1	—%

Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Net income, as compared to the prior period, increased for the three months ended June 30, 2013 primarily due to increased fee income driven by higher average mutual funds assets under management partially offset by higher distribution expenses. Average AUM during the three months ended June 30, 2013 compared to the same period in 2012 reflects market appreciation offset by net outflows.
Net income, as compared to the prior period, was flat for the six months ended June 30, 2013 primarily due to increased fee income driven by higher average mutual funds assets under management partially offset by higher distribution expenses. Average AUM during the six months ended June 30, 2013 compared to the same period in 2012 reflects higher market appreciation offset by net outflows.

TALCOTT RESOLUTION

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Earned premiums, fees and other	$529	$892	(41%)	$1,062	$1,817	(42%)
Net investment income:
Securities available-for-sale and other	429	664	(35%)	863	1,322	(35%)
Equity securities trading [2]	1,189	(1,661)	NM	3,751	1,100	NM
Total net investment income	1,618	(997)	NM	4,614	2,422	91%
Realized capital gains (losses):
Net realized capital gains on business dispositions	1	—	100%	1,575	—	100%
Other net realized capital gains (losses)	(689)	573	NM	(630)	(452)	39%
Net realized capital gains (losses)	(688)	573	NM	945	(452)	NM
Total revenues [1]	1,459	468	NM	6,621	3,787	75%
Benefits, losses and loss adjustment expenses	368	933	(61%)	811	1,520	(47%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [2]	1,188	(1,661)	NM	3,750	1,098	NM
Amortization of DAC	64	222	(71%)	1,073	212	NM
Insurance operating costs and other expenses	218	364	(40%)	362	718	(50%)
Reinsurance loss on dispositions	—	—	NM	1,505	—	100%
Total benefits, losses and expenses	1,838	(142)	NM	7,501	3,548	111%
Income (loss) from continuing operations before income taxes	(379)	610	NM	(880)	239	NM
Income tax expense (benefit)	(171)	178	NM	(379)	14	NM
Income (loss) from continuing operations, net of tax	$(208)	$432	NM	$(501)	$225	NM
Income (loss) from discontinued operations, net of tax [5]	$(124)	$8	NM	$(125)	$45	NM
Net income (loss) [1]	$(332)	$440	NM	$(626)	$270	NM
Assets Under Management
U.S. and Japan variable annuity account value	$86,500	$94,515	(8%)
Fixed Market Value Adjusted annuity and other account value	14,038	15,689	(11%)
Institutional annuity account values [3]	17,252	18,233	(5%)
Other account value [4]	102,719	106,421	(3%)
Total account value [3]	219,323	233,529	(6%)
U.S./Japan Variable Annuities - Account Value Roll Forward
Account value, beginning of period	$92,434	$101,631	(9%)	$92,540	$97,993	(6%)
Net outflows	(6,191)	(3,758)	65%	(10,412)	(6,822)	53%
Change in market value and other	1,723	(4,267)	NM	8,108	4,435	83%
Effect of currency translation	(1,466)	909	NM	(3,736)	(1,091)	NM
Account value, end of period	$86,500	$94,515	(8%)	$86,500	$94,515	(8%)

[1]
For the three and six months ended June 30, 2012 includes Retirement Plans total revenues of $188 and $399 and net loss of $2 and net income of $16 and Individual Life total revenues of $366 and $714 and net income of $36 and $55.

[2]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[3]	Included in the balance is approximately $(1.2) billion as of June 30, 2013 and $(1.3) billion as of June 30, 2012 related to an intra-segment funding agreement which is eliminated in consolidation.

[4]
Other account value includes $51.8 billion, $13.2 billion, $36.1 billion and $1.6 billion as of June 30, 2013 and $54.9 billion, $12.8 billion, $36.9 billion and $1.8 billion at June 30, 2012 for the Retirement Plans, Individual Life, Private Placement Life Insurance and the discontinued U.K variable annuity businesses, respectively. Account values associated with the Retirement Plans, Individual Life and the U.K. variable annuity businesses no longer generate asset-based fee income due to the sales of these businesses.

[5]
Represents the loss from operations and sale of Hartford Life International Limited ("HLIL"). For additional information, see Note 14 Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

The Talcott Resolution Operating Summary includes the operating results for the Company's U.K. variable annuities business, as well as the Retirement Plans and Individual Life businesses sold in the first quarter of 2013. For further discussion of these transactions, see Note 14 - Discontinued Operations and Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
Net income (loss) declined to a net loss for the three and six months ended June 30, 2013 compared to net income for the three and six months ended June 30, 2012. Income (loss) from discontinued operations, net of tax decreased, primarily due to the realized capital loss on the sale of HLIL of $102, for the three and six months ended June 30, 2013.
The net loss for the three months ended June 30, 2013 was primarily driven by net realized capital losses in the variable annuity hedge program. Variable annuity hedge program losses for the three months ended June 30, 2013 were $820 including international losses of $742, compared to gains of $611, including international gains of $720 for the prior year period. For further discussion of investment results and the results of the variable annuity hedge program, see MD&A – Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios. These losses were partially offset by a change in the Unlock to a benefit of $36, after-tax, for the three months ended June 30, 2013 from a charge of $146 for the three months ended June 30, 2012. For further discussion see Unlocks within the Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts section in Critical Accounting Estimates.
The net loss for the six months ended June 30, 2013 was primarily due to an Unlock charge of $505 compared to the Unlock benefit of $68 in the prior period. The Unlock charge for the six months ended June 30, 2013 was driven by assumption changes related to the elimination of future estimated gross profits on the Japan variable annuity block based on increased costs associated with expanding the Japan variable annuity hedging program. Variable annuity hedge program losses for the six months ended June 30, 2013 were $1,029, including international losses of $913, compared to losses of $594, including international losses of $481 for the prior year period. For further discussion see Unlocks within the Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts section in Critical Accounting Estimates.
The 2013 and 2012 effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Account values for Talcott Resolution decreased to approximately $219 billion at June 30, 2013 from approximately $234 billion at June 30, 2012 due primarily to increased net outflows and negative currency translation impacts, offset by market value appreciation in variable annuities. For the three and six months ended June 30, 2013 variable annuity net outflows increased by approximately $2.4 billion and $3.6 billion, respectively, as compared to the prior year period driven by increased net outflows in the Japan variable annuities as a result of market appreciation and the expiration of the surrender charge period as the block of business ages.
For the six months ended June 30, 2013 the annualized full surrender rate on U.S. variable annuities rose to 17.5% compared to 13.0% for the six months ended June 30, 2012 and the annualized full surrender rate on Japan variable annuities rose to 34.8% for the six months ended June 30, 2013 compared to 3.9% for the six months ended June 30, 2012. Surrender activity in Japan has increased significantly in the past several months as market appreciation has resulted in account values beginning to exceed guaranteed amounts. The Company expects annuity account values and consequently earnings to continue to decline over time as fee income decreases due to surrenders, policyholder initiatives or potential transactions with third parties that will reduce the size of the related book of business.

CORPORATE

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Fee income [1]	$2	$45	(96%)	$5	$97	(95%)
Net investment income	—	3	(100%)	13	(3)	NM
Net realized capital gains (losses)	10	17	(41%)	(86)	32	NM
Total revenues	12	65	(82%)	(68)	126	NM
Benefits, losses and loss adjustment expenses	—	(1)	(100%)	—	(1)	(100%)
Insurance operating costs and other expenses [1]	33	91	(64%)	75	176	(57%)
Loss on extinguishment of debt	—	910	(100%)	213	910	(77%)
Reinsurance loss on disposition	—	—	NM	69	—	NM
Interest expense	100	115	(13%)	207	239	(13%)
Total benefits, losses and expenses	133	1,115	(88%)	564	1,324	(57%)
Loss from continuing operations before income taxes	(121)	(1,050)	(88%)	(632)	(1,198)	(47%)
Income tax benefit	(46)	(372)	(88%)	(199)	(424)	(53%)
Net loss	$(75)	$(678)	(89%)	$(433)	$(774)	(44%)

[1]
Fee income in the three and six months ended June 30, 2012 represents the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses. As WFS was sold in November 2012, fee income and insurance operating costs and other expenses decreased accordingly in the three and six months ended June 30, 2013.

Three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012
The net loss decreased for the three and six months ended ended June 30, 2013 as compared to the prior year periods primarily due to the timing and relative size of the 2013 debt repurchase transaction. During the first quarter of 2013, the Company repurchased approximately $800,000,000 of senior notes at a premium to the face amount of the then outstanding debt. During the second quarter of 2012, the Company repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. Loss on extinguishment of debt consists of the premium associated with repurchasing the debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transactions.
In both periods, net realized capital gains decreased due to higher long-term interest rates and global credit hedging losses due to increases in the equity market.
The overall decrease in the net loss for the six months ended June 30, 2013 as compared to the prior period was partially offset by the write-off of $69, before/after tax, representing all of the goodwill held in Corporate allocated to the Retirement Plans business sold in the first quarter of 2013.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverage's that the Company has in place as of July 1, 2013:

Coverage	Treaty term	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2013 to 1/1/2014	90%	$750		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2013 to 6/1/2014	90%	128	[1]	48
Workers compensation losses arising from a single catastrophe event [2]	7/1/2013 to 7/1/2014	80%	350		100

[1]
The per occurrence limit on the FHCF treaty is $128. Coverage is estimated based on the best available information from FHCF, which was updated in January 2013 for the 6/1/12 to 6/1/13 treaty year and is based on the Company's election to purchase the required coverage from FHCF. Updated calculations will be provided by the FHCF in October of 2013.

[2]	In addition, to the limit shown above, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, 80% of $30 excess a $20 retention.

Reinsurance Recoverables
Reinsurance recoverables represent loss and loss adjustment expenses recoverable from a number of entities, including reinsurers and pools.
The components of the gross and net reinsurance recoverable for property-casualty insurance products are as follows:

	As of June 30, 2013	As of December 31, 2012
Gross reinsurance recoverable	$2,987	$3,022
Less: Allowance for uncollectible reinsurance	244	268
Net reinsurance recoverable	$2,743	$2,754

The components of the gross and net reinsurance recoverable for life insurance products are as follows:

	As of June 30, 2013	As of December 31, 2012
Gross reinsurance recoverable	$19,972	$1,912
Less: Allowance for uncollectible reinsurance	—	—
Net reinsurance recoverable	$19,972	$1,912
As of June 30, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.3 billion and $9.4 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.4 billion and $6.9 billion, respectively. As of June 30, 2013, the net reinsurance recoverable from Prudential represents approximately 13% of the Company's consolidated stockholders' equity. As of June 30, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
For further explanation of the Company's Insurance Risk Management strategy, see MD&A - Enterprise Risk Management - Insurance Risk Management in The Hartford's 2012 Form 10-K Annual Report.

Financial Risk Management
The Company identifies the following categories of financial risk:

•	Liquidity Risk

•	Interest Rate Risk

•	Foreign Currency Exchange Risk

•	Equity Risk

•	Credit Risk
Financial risks include direct, and indirect risks to the Company’s financial objectives coming from events that impact market conditions or prices. Financial risk also includes exposure to events that may cause correlated movement in multiple risk factors. The primary source of financial risks are the Company’s general account assets and the liabilities which those assets back, together with the guarantees which the company has written over various liability products, particularly its portfolio of variable annuities. The Company assesses its financial risk on a U.S. GAAP, statutory and economic basis. The Hartford has developed a disciplined approach to financial risk management that is well integrated into the Company’s underwriting, pricing, hedging, claims, asset and liability management, new product, and capital management processes. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter and exchange traded derivatives to counterparties meeting the appropriate regulatory and due diligence requirements.

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
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated liability contracts, including its GMDB, GMAB, GMWB and GMIB benefits associated with its Japanese variable annuities, the investment in and net income of the Japanese operations, non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated individual fixed annuity product. In addition, the Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Liabilities
The Company manages the market risk, including foreign currency exchange risk, associated with the guaranteed benefits related to the Japanese variable annuities through its comprehensive International Hedge Program. For more information on the International Hedge Program, including the foreign currency exchange risk sensitivity analysis, see the Variable Product Guarantee Risks and Risk Management section.
The yen denominated individual fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the June 30, 2013 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
The Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps.
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

Generally, increases in equity markets will reduce the value of the hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. For additional information, see Risk Hedging - Variable Annuity Hedging Program section.
Variable Annuity Guaranteed Benefits
The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contractholder’s current account value. Variable annuity account values with guarantee features were $88.2 billion and $94.4 billion as of June 30, 2013 and December 31, 2012, respectively.
The following table summarizes the account values of the Company’s U.S., Japan and U.K. variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of June 30, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$62.6	$5.2	$1.5	33%	14%
GMWB	32.0	0.3	0.3	14%	8%
Japan Variable Annuity [1]
GMDB	23.9	2.2	1.8	65%	11%
GMIB [3]	22.2	0.9	0.9	57%	7%
U.K. Variable Annuity [1]
GMDB	1.7	—	—	100%	2%
GMWB	1.6	—	—	20%	6%

As a result of the announced sale of the U.K. variable annuity business, HLIL, the carrying values of the assets and liabilities supporting this business have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2013. For further discussion of this transaction, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

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

For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. A small percentage of the contracts will first become eligible to elect annuitization beginning in 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of June 30, 2013, 89% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
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

	As of June 30, 2013
	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.2	$—
2014	3.1	—
2015	5.8	0.1
2016	2.1	0.1
2017	2.4	0.3
2018 & beyond [2]	6.0	0.3
Total	$19.6	$0.8

[1]	Excludes certain non-GMIB living benefits of $2.6 billion of account value and $0.1 billion of NAR.

[2]	In 2018 & beyond, $2.3 billion of the $6 billion is primarily associated with account value that is eligible in 2021.

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

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of June 30, 2013, and are related to the fair value of liabilities and hedge instruments in place as of June 30, 2013 for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

As of June 30, 2013
U.S. GAAP Sensitivity Analysis (pre Tax/DAC) [1]	U.S. Programs						International Programs
	GMWB			Macro
Equity Market Return	-20%	-10%	+10%	-20%	-10%	+10%	-20%	-10%	+10%
Potential Net Fair Value Impact	$(203)	$(81)	$62	$177	$67	$(57)	$751	$394	$(427)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(74)	$(34)	$29	$22	$11	$(10)	$218	$89	$(99)
Implied Volatilities	+10%	+2%	-10%	+10%	+2%	-10%	+10%	+2%	-10%
Potential Net Fair Value Impact	$(404)	$(72)	$343	$79	$16	$(81)	$51	$6	$(4)
Yen Strengthens +/ Weakens -	+20%	+10%	-10%	+20%	+10%	-10%	+20%	+10%	-10%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$1,165	$446	$(389)

[1]
These sensitivities are based on the following key market levels as of June 30, 2013: 1) S&P of 1606; 2) 10yr US swap rate of 2.82%; 3) S&P 10yr volatility of 26.76% and 4) FX rates of USDJPY @99.14 and EURJPY @128.98.

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

•
For guaranteed benefits (GMDB, GMIB, and GMWB) reinsured from our international operations to our U.S. insurance subsidiaries, or guaranteed by our U.S. insurance subsidiaries, the Company hedges its aggregate economic exposure to the various risks arising out of the product guarantees, with a focus on the underlying economics of the exposure to the entire Company, rather than the direct liability of the underlying issuer of the related products.  The Company believes that hedging economic exposure in this manner is consistent with certain intercompany reinsurance agreements and guarantees, results in increased capital efficiency and results in a better risk profile than taking alternative approaches to hedging that might emphasize statutory or GAAP measures or considerations.  The amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin can be materially affected by a variety of factors, both market and non-market. Market factors include declines in various equity market indices and interest rates, changes in value of the yen versus other global currencies, difference in the performance of variable subaccounts relative to indices, and increases in realized equity, interest rate, and currency volatilities. Non-market factors include actual and estimated policyholder behavior experience as it pertains to lapsation, withdrawals, mortality, and annuitization. Risk mitigation activities, such as hedging, may also result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can increase or decrease at a greater than linear rate.

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
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through the use of derivative instruments or asset sales. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Portfolio Risks and Risk Management section and Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. Further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see the Reinsurance as a Risk Management Strategy within the Insurance Risk Management section.
As of June 30, 2013, the Company’s exposure to a credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan and Prudential. The Government of Japan securities represented $2.5 billion, or 13% of stockholders’ equity, and 3% of total invested assets excluding equity securities, trading. The net reinsurance recoverable from Prudential of $2.5 billion represented approximately 13% of stockholders' equity. For further discussion of reinsurance recoverables, see Note 7 - Reinsurance of Notes to Condensed Consolidated Financial Statements. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in The Hartford’s 2012 Form 10-K Annual Report.

Derivative Instruments
The Company utilizes a variety of over-the-counter ("OTC"), OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would otherwise be permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties for OTC derivatives the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional OTC derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash and exchange-traded instruments, in addition to using the available OTC derivatives.
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that derivative contracts, other than exchange-traded contracts, OTC-cleared swaps, certain forward contracts, and certain embedded and reinsurance derivatives, be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
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
For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2013, for the Company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. The Company hedges a portion of its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program, however, for one counterparty, maximum uncollateralized exposure is higher. This counterparty maintains credit ratings of A3 or better, and the Company actively monitors its credit standing. For further discussion, see the Derivative Commitments section of Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
For the six months ended June 30, 2013, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	June 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$8,560	$8,588	13.2%	$10,481	$10,975	12.8%
AAA	6,410	6,638	10.2%	8,646	9,220	10.7%
AA	12,905	13,273	20.5%	14,939	16,104	18.7%
A	14,583	15,514	24.0%	20,396	22,650	26.4%
BBB	16,057	16,570	25.5%	20,833	22,689	26.4%
BB & below	4,325	4,298	6.6%	4,452	4,284	5.0%
Total fixed maturities	$62,840	$64,881	100%	$79,747	$85,922	100.0%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Excluding the impact of the sales, United States government and government agencies declined due to the sale of agency RMBS securities associated with dollar roll transactions, see Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. In addition, fixed maturities rated BB & below increased as a result of additional purchases of high yield securities which provide attractive risk adjusted returns. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	June 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$2,038	$11	$(74)	$1,975	3.0%	$2,234	$29	$(116)	$2,147	2.5%
Small business	254	3	(41)	216	0.3%	336	7	(67)	276	0.3%
Other	252	10	—	262	0.4%	313	27	—	340	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,863	2	(43)	1,822	2.8%	2,197	—	(68)	2,129	2.5%
Commercial real estate ("CREs")	362	104	(44)	422	0.7%	420	44	(80)	384	0.4%
Other [1]	383	15	(9)	379	0.6%	553	16	(11)	527	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	851	31	(8)	874	1.3%	962	79	—	1,041	1.2%
Bonds	3,372	187	(85)	3,474	5.4%	4,535	293	(160)	4,668	5.4%
Interest only (“IOs”)	366	35	(16)	385	0.6%	586	45	(19)	612	0.7%
Corporate
Basic industry	2,592	124	(74)	2,642	4.1%	3,741	369	(6)	4,104	4.8%
Capital goods	2,175	187	(15)	2,347	3.6%	3,109	389	(2)	3,496	4.1%
Consumer cyclical	1,757	134	(17)	1,874	2.9%	2,423	266	(5)	2,684	3.1%
Consumer non-cyclical	3,573	335	(22)	3,886	6.0%	5,927	759	(7)	6,679	7.8%
Energy	2,520	198	(22)	2,696	4.2%	3,816	499	(3)	4,312	5.0%
Financial services	5,439	276	(187)	5,528	8.5%	7,230	604	(211)	7,623	8.9%
Tech./comm.	3,164	266	(42)	3,388	5.2%	3,971	526	(16)	4,481	5.2%
Transportation	996	77	(13)	1,060	1.6%	1,393	163	(2)	1,554	1.8%
Utilities	5,585	471	(49)	6,007	9.3%	7,792	1,017	(24)	8,785	10.2%
Other	226	17	(5)	238	0.4%	292	39	—	331	0.4%
Foreign govt./govt. agencies	3,942	64	(181)	3,825	5.9%	3,985	191	(40)	4,136	4.8%
Municipal
Taxable	1,492	51	(56)	1,487	2.3%	2,235	246	(15)	2,466	2.9%
Tax-exempt	10,605	549	(72)	11,082	17.0%	10,766	1,133	(4)	11,895	13.9%
Residential mortgage-backed securities ("RMBS")
Agency	3,838	83	(52)	3,869	6.0%	5,906	259	(3)	6,162	7.2%
Alt-A	1	—	—	1	—%	38	—	(1)	37	—%
Sub-prime	1,323	40	(66)	1,297	2.0%	1,374	36	(129)	1,281	1.5%
U.S. Treasuries	3,871	56	(82)	3,845	5.9%	3,613	175	(16)	3,772	4.4%
Fixed maturities, AFS	62,840	3,326	(1,275)	64,881	100%	79,747	7,211	(1,005)	85,922	100%
Equity securities
Financial services	256	20	(31)	245	29.4%	331	15	(42)	304	34.2%
Other	545	60	(16)	589	70.6%	535	66	(15)	586	65.8%
Equity securities, AFS	801	80	(47)	834	100%	866	81	(57)	890	100%
Total AFS securities	$63,641	$3,406	$(1,322)	$65,715		$80,613	$7,292	$(1,062)	$86,812
Fixed maturities, FVO				$997					$1,087

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The overall decrease in AFS and FVO securities is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. The Company continues to invest in a diversified portfolio which is primarily comprised of investment grade securities. During 2013, the Company sold agency RMBS associated with dollar roll transactions and increased allocations to emerging market and high yield securities, which offer attractive risk-adjusted returns. For further information on dollar rolls, see Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The Company's AFS net unrealized gain position declined primarily due to an increase in interest rates and the disposition of the Retirement Plans and Individual Life businesses, as discussed above.
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
The Company has limited direct European exposure, totaling only 5% of total invested assets as of June 30, 2013. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes countries on the iTraxx SovX index with credit default spreads that exceed their respective index level as of June 30, 2013, an S&P credit quality rating of BBB+ or below and a gross domestic product ("GDP") greater than $200 billion.
The following tables present the Company’s European securities included in the Securities by Type table above.

June 30, 2013
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$1	$1	$—	$—	$—	$—	$1	$1
Spain [3]	35	34	21	21	—	—	56	55
Ireland	80	78	3	3	—	—	83	81
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	116	113	24	24	—	—	140	137
Europe excluding higher risk	3,077	3,335	993	1,007	563	550	4,633	4,892
Total Europe	$3,193	$3,448	$1,017	1,031	$563	550	$4,773	$5,029
Europe exposure net of credit default swap protection [2]							$4,381	$5,029

December 31, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$4	$4	$—	$—	$—	$—	$4	$4
Spain [3]	53	52	20	20	—	—	73	72
Ireland	143	145	—	—	—	—	143	145
Portugal	—	—	—	—	—	—	—	—
Greece		—	—	—	—	—	—	—
Higher risk	200	201	20	20	—	—	220	221
Europe excluding higher risk	4,022	4,525	1,158	1,182	751	827	5,931	6,534
Total Europe	$4,222	$4,726	$1,178	$1,202	$751	$827	$6,151	$6,755
Europe exposure net of credit default swap protection [2]							$5,767	$6,752

[1]
Includes amortized cost and fair value of $61 as of June 30, 2013 and $74 as of December 31, 2012 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $392 and $0, respectively, as of June 30, 2013 and $384 and $(3), respectively, as of December 31, 2012 related to credit default swap protection. This includes a notional amount of $69 and $56 as of June 30, 2013 and December 31, 2012, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the corporate and Equity, AFS Financial Services.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of June 30, 2013 and December 31, 2012, exposure to the United Kingdom totaled approximately 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any exposure to issuers in Greece or the Republic of Cyprus. As of June 30, 2013 and December 31, 2012, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A-, respectively.
As of June 30, 2013 and December 31, 2012, the Company’s total credit default swaps that provide credit protection had a notional amount of $392 and $384, respectively, and a fair value of $0 and $(3), respectively. As of June 30, 2013 and December 31, 2012, all of the above referenced credit default swaps reference single name corporate and financial European issuers, of which $20 related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at June 30, 2013 and December 31, 2012 was $9.8 billion and $11.8 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds' investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $4.4 billion and $5.0 billion as of June 30, 2013 and December 31, 2012, respectively. Included in this estimated European exposure were investments in Ireland, Italy and Spain with an estimated fair value of $1.5 billion and $1.6 billion as of June 30, 2013 and December 31, 2012, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poors or Baa3 or higher by Moodys. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. The Company has also entered into credit default swaps with a notional amount and fair value of $350 and $23, respectively, to hedge certain sovereign credit risks.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	June 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$37	$38	$1	$47	$49	$2
AA	533	562	29	1,039	1,125	86
A	2,719	2,781	62	3,539	3,763	224
BBB	2,082	2,045	(37)	2,537	2,563	26
BB & below	324	347	23	399	427	28
Total	$5,695	$5,773	$78	$7,561	$7,927	$366
The overall decrease in securities in the financial services sector is primarily attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Excluding the impact of the disposed businesses, the decline in value of financial service securities resulted from an increase in interest rates and wider credit spreads in the second quarter of 2013 and sales as a result of portfolio management activities. Spread volatility remains high due to capital market and economic uncertainty surrounding potential tapering of quantitative easing, as well as lingering concerns related to the Eurozone. Financial institutions remain vulnerable to these concerns, as well as ongoing stress in the real estate markets, which have improved in recent periods; however, real estate markets still remain a concern. These factors could adversely impact the Company’s net unrealized position.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals such as firming property prices, increases in transaction volume and modestly easing financial conditions. While delinquencies still remain at elevated levels, they have improved since cycle highs. In spite of improved fundamentals, credit spreads have widened during the first six months of 2013 as a result of concerns over the market impact of potential tapering of quantitative easing.
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
CMBS – Bonds [1]

June 30, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$80	$82	$61	$62	$35	$35	$19	$19	$32	$34	$227	$232
2004	103	105	69	77	36	37	19	19	13	17	240	255
2005	317	337	87	89	107	108	119	112	111	107	741	753
2006	477	512	140	148	116	122	163	166	286	287	1,182	1,235
2007	225	245	215	213	105	116	1	1	164	149	710	724
2008	48	54	—	—	—	—	—	1	—	—	48	55
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	75	78	—	—	—	—	6	5	—	—	81	83
2012	29	28	—	—	8	7	11	10	—	—	48	45
2013	5	5	37	34	17	16	7	7	—	—	66	62
Total	$1,388	$1,476	$609	$623	$424	$441	$345	$340	$606	$594	$3,372	$3,474
Credit protection	31.3%		23.8%		21.2%		14.8%		10.4%		23.2%

December 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$180	$184	$102	$103	$57	$56	$5	$5	$42	$43	$386	$391
2004	171	178	73	82	36	36	24	24	20	12	324	332
2005	446	485	105	107	121	122	152	139	100	82	924	935
2006	682	757	167	178	129	135	235	229	316	278	1,529	1,577
2007	371	409	289	301	150	154	31	31	188	160	1,029	1,055
2008	55	66	—	—	—	—	—	—	—	—	55	66
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	18	21	—	—	22	23	—	—	—	—	40	44
2011	121	135	—	—	—	—	—	—	—	—	121	135
2012	98	102	—	—	—	—	1	1	—	—	99	103
Total	$2,170	$2,367	$736	$771	$515	$526	$448	$429	$666	$575	$4,535	$4,668
Credit protection	29.7%		23.4%		23.3%		16.8%		9.2%		23.7%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $362 and $422, respectively, as of June 30, 2013 and $420 and $384 respectively, as of December 31, 2012. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	June 30, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$137	$(8)	$129	$150	$(8)	$142
Whole loans	4,956	(10)	4,946	6,023	(10)	6,013
A-Note participations	250	—	250	255	—	255
B-Note participations	117	(50)	67	263	(50)	213
Mezzanine loans	19	—	19	88	—	88
Total	$5,479	$(68)	$5,411	$6,779	$(68)	$6,711

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

The overall decrease in mortgage loans is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Since December 31, 2012, the Company funded $695 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 62% and a weighted average yield of 3.49%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of June 30, 2013, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, and $47 and $3, respectively, as of December 31, 2012.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	June 30, 2013			December 31, 2012
	Amortized Cost	Market Value	Weighted Average Credit Quality	Amortized Cost	Market Value	Weighted Average Credit Quality
General Obligation	$2,505	$2,642	AA	$2,947	$3,293	AA
Pre-Refunded [1]	583	624	AAA	629	678	AAA
Revenue
Transportation	1,665	1,682	A	1,652	1,799	A+
Water & Sewer	1,373	1,431	AA-	1,380	1,531	AA
Health Care	1,302	1,354	AA	1,302	1,443	AA-
Education	1,166	1,220	AA	1,288	1,446	AA
Leasing [2]	957	1,005	AA-	1,028	1,133	A+
Sales Tax	836	865	AA	862	966	AA
Power	763	791	A+	892	976	A+
Housing	238	237	AA-	333	344	AA-
Other	709	718	A+	688	752	AA-
Total Revenue	9,009	9,303	AA-	9,425	10,390	AA-
Total Municipal	$12,097	$12,569	AA-	$13,001	$14,361	AA-

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

As of June 30, 2013 and December 31, 2012, the largest issuer concentrations were the states of California, Illinois and Massachusetts, which each comprised less than 4% of the municipal bond portfolio.
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

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Hedge funds	$1,434	46.3%	$1,309	43.4%
Mortgage and real estate funds	494	15.9%	501	16.6%
Mezzanine debt funds	97	3.1%	108	3.6%
Private equity and other funds	1,076	34.7%	1,097	36.4%
Total	$3,101	100%	$3,015	100%
Since December 31, 2012, the increase in hedge funds largely relates to the reinvestment of proceeds due to sales of underlying funds.

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $1.3 billion as of June 30, 2013, and have increased $260, or 25%, from December 31, 2012 due to an increase in interest rates and credit spread widening.
As of June 30, 2013, $1.0 billion of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $298 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $18 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily floating rate corporate financial securities, securities with exposure to commercial and residential real estate, as well as ABS backed by small business and student loans that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding financial services, residential and certain commercial real estate and ABS student loans. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of June 30, 2013 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	June 30, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,965	$14,946	$14,427	$(519)	771	$3,964	$3,893	$(71)
Greater than three to six months	274	644	590	(54)	306	764	730	(34)
Greater than six to nine months	162	1,080	959	(121)	183	157	142	(15)
Greater than nine to eleven months	88	376	333	(43)	64	96	90	(6)
Twelve months or more	605	6,326	5,731	(585)	687	7,850	6,894	(936)
Total	3,094	$23,372	$22,040	$(1,322)	2,011	$12,831	$11,749	$(1,062)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	June 30, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [2]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	74	$685	$532	$(153)	68	$54	$36	$(18)
Greater than three to six months	21	16	12	(4)	27	22	16	(6)
Greater than six to nine months	11	—	—	—	20	72	55	(17)
Greater than nine to eleven months	8	8	6	(2)	12	33	25	(8)
Twelve months or more	93	422	283	(139)	157	1,329	877	(452)
Total	207	$1,131	$833	$(298)	284	$1,510	$1,009	$(501)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	June 30, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	14	$10	$5	$(5)	20	$48	$22	$(26)
Greater than three to six months	—	—	—	—	4	1	—	(1)
Greater than six to nine months	5	1	—	(1)	4	2	—	(2)
Greater than nine to eleven months	—	—	—	—	7	1	—	(1)
Twelve months or more	16	19	7	(12)	27	147	57	(90)
Total	35	$30	$12	$(18)	62	$199	$79	$(120)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
ABS	$—	$16	$4	$25
CRE CDOs	—	3	2	3
CMBS
Bonds	6	—	9	5
IOs	1	—	1	—
Corporate	5	24	10	24
Equity	—	53	6	61
RMBS sub-prime	—	1	1	8
Other	—	1	—	1
Total	$12	$98	$33	$127

Three and six months ended June 30, 2013
For the three months ended June 30, 2013, the Company recognized credit impairments of $12 in earnings. For the six months ended June 30, 2013, impairments recognized in earnings were comprised of credit impairments of $22, impairments on equity securities of $6, and securities that the Company intends to sell of $5.
For the three months ended June 30, 2013, credit impairments were primarily concentrated in corporate and fixed-rate CMBS bonds. For the six months ended June 30, 2013, credit impairments were primarily concentrated in corporate and fixed-rate CMBS bonds and equity securities. The corporate bonds were impaired due to two issuers that have experienced financial difficulty and either defaulted on a payment of interest or it is more-likely-than-not that the issuer will not be able to repay a portion of the principal and interest that are owed to the Company. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as an elevated unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior and severity rates. The macroeconomic assumptions considered by the Company did not materially change for the three and six months ended June 30, 2013, and, as such, the credit impairments recognized were primarily driven by actual collateral deterioration, largely as a result of the Company’s security-specific collateral review.
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
For the six months ended June 30, 2013, impairments on equity securities were comprised of one security that has been in an unrealized loss position for more than six months and the Company no longer believes that the security will recover within the foreseeable future. Intent-to-sell impairments were primarily related to one ABS collateralized by student loans as market pricing continued to improve and the Company would like the ability to reduce exposure.

In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $5 and $17, for the three and six months ended June 30, 2013, respectively, predominantly concentrated in corporate financial services and RMBS. These non-credit impairments represent the difference between fair value and the Company's best estimate of expected future cash flows discounted at the security's effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities.
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
Three and six months ended June 30, 2012
Impairments recognized in earnings were comprised of impairments on equity securities of $51 and $59, respectively, securities that the Company intends to sell of $38 and $42, respectively, and credit impairments of $9 and $26. Impairments on equity securities comprised of below investment grade preferred stock that were depressed greater than 20% for more than six months. Impairments on securities for which the Company has the intent-to-sell primarily related to European corporate debt where the Company would like the ability to reduce certain exposures, as well as ABS collateralized by student loans. Credit impairments primarily related to structured securities associated with ABS small balance and residential real estate.

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
As of June 30, 2013, HFSG Holding Company held fixed maturities, short-term investments and cash of $2.2 billion. On February 22, 2013, following extraordinary dividend approval from the State of Connecticut Insurance Department, $1.2 billion was distributed to the HFSG Holding Company from its Connecticut domiciled life insurance subsidiaries. In addition, the Company's Vermont life reinsurance captive returned approximately $340 of capital to the HFSG Holding Company.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 Hartford Life Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note bears interest at 0.92% and matures on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company, a subsidiary of the Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bears interest at 1.00% and matures on May 29, 2014.
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for an equity repurchase program to be completed by December 31, 2014 and for the reduction of approximately $1.0 billion of debt including repayment of $320 of 4.625% senior notes due in July 2013 and $200 of 4.75% senior notes due in March 2014. In June 2013, the Board of Directors approved a $750 increase in the Company's 2013-2014 equity repurchase program, bringing the total authorization to $1.25 billion. On July 15, 2013, the Company repaid the 4.625% senior notes upon maturity. For additional information regarding debt, see Note 16 - Debt of Notes to Condensed Consolidated Financial Statements.
Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $390 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $245.
Equity
During the six months ended June 30, 2013, the Company repurchased 5.2 million common shares for $145, and 1.1 million warrants for $21 under the equity repurchase program.
Debt
On April 15, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. For additional information regarding debt, see Note 16 - Debt of Notes to Condensed Consolidated Financial Statements.
Dividends
On May 16, 2013, The Hartford's Board of Directors declared a quarterly dividend of $0.10 per common share payable on July 1, 2013 to common shareholders of record as of June 3, 2013.
On July 24, 2013, The Hartford's Board of Directors declared a quarterly dividend of $0.15 per common share payable on October 1, 2013 to common shareholders of record as of September 3, 2013.
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
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are limited by state regulation. The payment of dividends by Connecticut-domiciled insurers, including dividends associated with the proceeds from a sale of any of our life businesses, is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2013 without prior approval from the applicable insurance commissioner. The life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $577 in 2013. However, because the life insurance subsidiaries' earned surplus is negative as of December 31, 2012, the life insurance subsidiaries will not be permitted to pay any dividends in 2013 without prior approval from the Connecticut Insurance Commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. For the six months ended June 30, 2013, HFSG Holding Company received $474 in dividends from its property-casualty insurance subsidiaries, including dividends of $75 to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
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
Shelf Registrations
On August 4, 2010, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-168532) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement. The Company intends to file for a new automatic shelf registration with the SEC in 2013.

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of June 30, 2013, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of June 30, 2013 there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. As of June 30, 2013 there are no borrowings outstanding under the Credit Facility. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of June 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $51, or ¥5 billion, and individually have expiration dates of January 4, 2014 and September 30, 2013.

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2013, is $1.1 billion. Of this $1.1 billion the legal entities have posted collateral of $1.0 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $30 to be posted as collateral. Based on derivative market values as of June 30, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $53 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills and U.S. Treasury notes.
As of June 30, 2013, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $894 and $(2), respectively. In addition, the Company holds notional and fair value amounts of $3.8 billion, and $88, respectively, of a customized GMWB derivative which contains an early termination trigger.
On June 17, 2013, S&P lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to BBB+. Given this downgrade action, termination rating triggers of one derivative counterparty relationship was impacted. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising its termination right. The Company is in the process of re-negotiating the rating trigger which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2013, the notional amount and fair value related to this counterparty is $1.3 billion and $(8), respectively.

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
As of June 30, 2013 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$24,878
Short-term investments	1,220
Cash	178
Less: Derivative collateral	212
Total	$26,064
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $53 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
As of June 30, 2013 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$39,917
Short-term investments	2,511
Cash	1,556
Less: Derivative collateral	1,197
Less: Cash associated with Japan variable annuities	508
Total	$42,279
Capital resources available to fund liquidity, upon contractholder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company. Obligations of Talcott Resolution will generally be funded by Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company, while obligations of the Company’s international annuity subsidiaries will generally be funded by the legal entity in the country in which the obligation was generated. Contractholder obligations of the former Retirement Plans business were funded by Hartford Life Insurance Company and of the former Individual Life business were funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. See Note 2 - Business Dispositions of Notes to the Condensed Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.
Hartford Life Insurance Company (“HLIC”), an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses or to enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of June 30, 2013, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	June 30, 2013
Total Life contractholder obligations	$233,579
Less: Separate account assets [1]	147,986
International statutory separate accounts [1]	25,016
General account contractholder obligations	$60,577
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$27,319
U.S. Fixed MVA annuities and Other [3]	10,670
International Fixed MVA annuities	1,702
Guaranteed investment contracts (“GIC”) [4]	80
Other [5]	20,806
General account contractholder obligations	$60,577

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

Capitalization
The capital structure of The Hartford as of June 30, 2013 and December 31, 2012 consisted of debt and stockholders’ equity, summarized as follows:

	June 30, 2013	December 31, 2012	Change
Short-term debt (includes current maturities of long-term debt)	$520	$320	63%
Long-term debt	6,105	6,806	(10)%
Total debt [1]	6,625	7,126	(7)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	18,939	19,604	(3)%
AOCI, net of tax	74	2,843	(97)%
Total stockholders’ equity	$19,013	$22,447	(15)%
Total capitalization including AOCI	$25,638	$29,573	(13)%
Debt to stockholders’ equity	35%	32%
Debt to capitalization	26%	24%

[1]	Total debt of the Company excludes $110 and $161 of consumer notes as of June 30, 2013 and December 31, 2012, respectively.
The Hartford’s total capitalization decreased $3.9 billion, or 13%, from December 31, 2012 to June 30, 2013 primarily due to decreases in total debt, as well as the impact of the sales of the Retirement Plans and Individual Life businesses ("business dispositions").
Total debt decreased as a result of the Company's repurchase of principal amounts of approximately $800,000,000, plus a payment for unpaid interest on senior notes due through the settlement date.
AOCI, net of tax, declined from December 31, 2012 to June 30, 2013 primarily due to reclassification of realized capital gains associated with the business dispositions to retained earnings within stockholders' equity, excluding AOCI. The realized capital gains are offset within retained earnings by the reinsurance loss on the business dispositions.
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
Cash Flows

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$408	$1,236
Net cash provided by (used for) investing activities	$1,519	$(1,551)
Net cash used for financing activities	$(2,371)	$109
Cash – end of period	$1,740	$2,338
Cash provided by operating activities decreased primarily due to income taxes paid of $142 in 2013, compared to income taxes received of $446 in 2012, as well as lower fee income and lower net investment income on available-for-sale securities, excluding limited partnerships and other investments.
Cash provided by investing activities in 2013 primarily relates to net proceeds from available for sale securities of $2.4 billion, proceeds from businesses sold of $485, partially offset by net purchases of derivatives of $1.3 billion and net proceeds from mortgage loans of $52. Cash used for investing activities in 2012 primarily relates to net purchases of mortgage loans of $1.1 billion, net purchases of partnerships of $504, and net purchases of derivatives of $816, partially offset by net proceeds of available-for-sale securities of $747.
Cash used for financing activities in 2013 consists primarily of repurchases of long-term debt of $1.0 billion and net decreases in securities loaned or sold of $847. Cash used for financing activities in 2012 consists primarily of net increase in securities loaned or sold of $1.6 billion, partially offset by net outflows on investment and universal life-type contracts of $818, repurchase of warrants of $300, and treasury stock acquired of $154.
Operating cash flows for the six months ended June 30, 2013 and 2012 have been adequate to meet liquidity requirements.
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
On June 17, 2013, Standard & Poor's ("S&P") affirmed the issuer credit ratings of BBB for The Hartford Financial Services Group, Inc. and the financial strength ratings of A- for Hartford Life and Accident Insurance Company, BBB+ for Hartford Life and Annuity Insurance Company, and A for Hartford Fire Insurance Company. S&P downgraded the financial strength rating for Hartford Life Insurance Company to BBB+ from A-. The outlook is stable for Hartford Life Insurance Company and Hartford Life and Annuity. The ratings are on positive outlook for The Hartford Financial Services Group, Inc., Hartford Fire Insurance Company and Hartford Life and Accident.
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of July 24, 2013.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A-	A-	BBB+	A3
Hartford Life and Accident Insurance Company	A-	A-	A-	A3
Hartford Life and Annuity Insurance Company	A-	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB	BBB	Baa3
Commercial paper	AMB-2	F2	A-2	P-3
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
Statutory Capital and Surplus
The table below sets forth statutory capital and surplus for the Company’s insurance companies.

	June 30, 2013	December 31, 2012
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$6,884	$6,410
Property and casualty insurance subsidiaries	7,809	7,645
Total	$14,693	$14,055
Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $0.5 billion, primarily due to net income from non-variable annuity business of $1.9 billion including statutory gains from the sales of the Retirement Plans and Individual Life businesses, other surplus charges of $252, net deferred gain on inforce reinsurance of $208, partially offset by variable annuity surplus impacts of approximately $122, letter of credit decreases of $269, and returns of capital of $1.5 billion
Total statutory capital and surplus for property and casualty increased by $164, primarily due to net income of $536, capital contributions of $65, an unrealized gains of $6, partially offset by an increase of statutory nonadmitted assets of $3, a reduction of deferred tax assets of $41, and dividends to HFSG Holding Company of $399. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.1 billion as of June 30, 2013 and December 31, 2012.

Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
Certain provisions of the Dodd-Frank Act that took effect in June 2013 require central clearing of, and/or impose new margin and capital requirements on, derivatives transactions, resulting in increased costs to our hedging program. Other provisions of the Dodd-Frank Act could subject us to post-event assessments imposed by the Federal Deposit Insurance Corporation (“FDIC”) to recoup the costs associated with the orderly liquidation of other systemically important institutions in the event one or more such institutions fails. Further, in certain circumstances, the FDIC is authorized to petition a state court to commence an insolvency proceeding to liquidate an insurance company that fails in the event the insurer's state regulator fails to act.
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
The Dodd-Frank Act vests a newly created Financial Stability Oversight Council ("FSOC") with the power to designate “systemically important” financial institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Systemically important institutions are limited to large bank holding companies and nonbank financial companies that are so important that their potential failure could “pose a threat to the financial stability of the United States.” The FSOC finalized its rule for designating systemically important nonbank financial institutions in April 2012 and made its first designation in July 2013. Based on its most current financial data, The Hartford is below the initial quantitative thresholds that will be used to determine which nonbank companies merit consideration. The FSOC has indicated it will review on a quarterly basis whether non-bank financial institutions meet the metrics for further review.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2013.
Changes in internal control over financial reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages, and fact discovery has only just begun. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
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
Asbestos and Environmental Claims – As discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance - Property & Casualty Other Operations Claims, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results and liquidity.

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Item 1A of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
April 1, 2013 - April 30, 2013	755,442	$25.70	754,902	$432
May 1, 2013 - May 31, 2013	2,226,685	$28.87	2,225,947	$352
June 1, 2013 - June 30, 2013	459,334	$34.83	459,334	$1,084
Total	3,441,461	$28.97	3,440,183	N/A

[1]
On January 31, 2013 the Company’s Board of Directors authorized a $500 equity repurchase program. In June 2013, the Board of Directors approved a $750 increase in the Company's authorized equity repurchase program, bringing the total authorization to $1.25 billion. The Company’s repurchase authorization, which expires on December 31, 2014, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Item 6. EXHIBITS

See Exhibits Index on page	143.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 29, 2013	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2013
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
*10.01	The Hartford Excess Savings Plan IA (including amendments effective through May 28, 2013)**
15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Liam E. McGee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Liam E. McGee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.