Form 10-Q
period 2013-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2013-10-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 23, 2013, there were outstanding 447,083,233 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

•
the risks, challenges and uncertainties associated with actions beyond the capital management plan and strategic realignment, which may include acquisitions, divestitures or restructurings, and the potential that any such actions may negatively impact our business, financial condition, results of operations and liquidity;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012 and statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company's management.
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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2013 (August 9, 2013 as to the retrospective presentation of discontinued operations and the retrospective adoption of a change in disclosure of offsetting assets and liabilities)(which report includes an explanatory paragraph relating to the Company's change in its method of accounting and reporting for costs associated with acquiring or renewing insurance contracts, the retrospective presentation of discontinued operations, and the retrospective adoption of a change in disclosure of offsetting assets and liabilities), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 28, 2013

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2013	2012	2013	2012
	(Unaudited)
Revenues
Earned premiums	$3,337	$3,401	$9,882	$10,243
Fee income	708	1,109	2,106	3,338
Net investment income (loss):
Securities available-for-sale and other	812	1,028	2,535	3,189
Equity securities, trading	878	635	4,629	1,734
Total net investment income	1,690	1,663	7,164	4,923
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(28)	(59)	(78)	(201)
OTTI losses recognized in other comprehensive income (“OCI”)	2	22	19	37
Net OTTI losses recognized in earnings	(26)	(37)	(59)	(164)
Net realized capital gains on business dispositions	—	—	1,575	—
Other net realized capital gains (losses)	(136)	132	(720)	(102)
Total net realized capital gains (losses)	(162)	95	796	(266)
Other revenues	68	64	201	184
Total revenues	5,641	6,332	20,149	18,422
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,739	3,270	8,289	9,927
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	878	635	4,628	1,733
Amortization of deferred policy acquisition costs and present value of future profits	594	566	2,321	1,441
Insurance operating costs and other expenses	993	1,267	3,137	3,871
Loss on extinguishment of debt	—	—	213	910
Reinsurance loss on dispositions	—	533	1,574	533
Interest expense	94	109	301	348
Total benefits, losses and expenses	5,298	6,380	20,463	18,763
Income (loss) from continuing operations before income taxes	343	(48)	(314)	(341)
Income tax expense (benefit)	45	(41)	(308)	(286)
Income (loss) from continuing operations, net of tax	298	(7)	(6)	(55)
Income (loss) from discontinued operations, net of tax	(5)	20	(132)	63
Net income (loss)	$293	$13	$(138)	$8
Preferred stock dividends	—	10	10	31
Net income (loss) available to common shareholders	$293	$3	$(148)	$(23)
Loss from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.66	$(0.04)	$(0.04)	$(0.20)
Diluted	$0.61	$(0.04)	$(0.04)	$(0.20)
Net income (loss) available to common shareholders per common share
Basic	$0.65	$0.01	$(0.33)	$(0.05)
Diluted	$0.60	$0.01	$(0.33)	$(0.05)
Cash dividends declared per common share	$0.15	$0.10	$0.35	$0.30
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
	(Unaudited)
Comprehensive Income (Loss)
Net income (loss)	$293	$13	$(138)	$8
Other comprehensive income (loss):
Change in net unrealized gain on securities	(174)	882	(2,430)	1,870
Change in OTTI losses recognized in other comprehensive income	3	35	27	40
Change in net gain (loss) on cash-flow hedging instruments	(21)	(1)	(261)	27
Change in foreign currency translation adjustments	92	88	(222)	8
Change in pension and other postretirement plan adjustments	9	35	26	99
Total other comprehensive income (loss)	(91)	1,039	(2,860)	2,044
Total comprehensive income (loss)	$202	$1,052	$(2,998)	$2,052
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $62,227 and $79,747) (includes variable interest entity assets, at fair value, of $33 and $89)	$64,023	$85,922
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $147 and $163)	994	1,087
Equity securities, trading, at fair value (cost of $17,601 and $26,820)	22,343	28,933
Equity securities, available-for-sale, at fair value (cost of $843 and $866) (includes variable interest entity assets of $1 as of September 30, 2013)	862	890
Mortgage loans (net of allowances for loan losses of $67 and $68)	5,575	6,711
Policy loans, at outstanding balance	1,415	1,997
Limited partnerships and other alternative investments (includes variable interest entity assets of $4 and $6)	3,059	3,015
Other investments	647	1,114
Short-term investments (includes variable interest entity assets, at fair value, of $9 as of September 30, 2013)	4,146	4,581
Total investments	103,064	134,250
Cash	1,422	2,421
Premiums receivable and agents’ balances, net	3,673	3,542
Reinsurance recoverables, net	23,115	4,666
Deferred policy acquisition costs and present value of future profits	2,249	5,725
Deferred income taxes, net	3,893	1,942
Goodwill	498	654
Property and equipment, net	895	977
Other assets	3,260	2,767
Assets held for sale	2,002	—
Separate account assets	139,876	141,569
Total assets	$283,947	$298,513
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,545	$40,992
Other policyholder funds and benefits payable	40,101	41,979
Other policyholder funds and benefits payable – international variable annuities	22,332	28,922
Unearned premiums	5,445	5,145
Debt	6,306	7,126
Consumer notes	83	161
Other liabilities (includes variable interest entity liabilities of $36 and $89)	7,608	10,172
Liabilities held for sale	1,723	—
Separate account liabilities	139,876	141,569
Total liabilities	265,019	276,066
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued as of December 31, 2012, liquidation preference $1,000 per share	—	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 469,744,822 shares issued	5	5
Additional paid-in capital	10,414	10,038
Retained earnings	10,439	10,745
Treasury stock, at cost — 42,430,177 and 33,439,044 shares	(1,913)	(1,740)
Accumulated other comprehensive income (loss), net of tax	(17)	2,843
Total stockholders’ equity	18,928	22,447
Total liabilities and stockholders’ equity	$283,947	$298,513
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2013	2012
	(Unaudited)
Preferred Stock
Balance at beginning of year	$556	$556
Conversion of shares to common stock	(556)	—
Balance at end of year	$—	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	10,038	10,391
Repurchase of warrants	(33)	(300)
Issuance of shares under incentive and stock compensation plans	(47)	(58)
Tax expense on employee stock options and awards	3	(1)
Conversion of mandatory convertible preferred stock	556	—
Issuance of shares for warrant exercise	(103)	—
Additional Paid-in Capital, end of period	10,414	10,032
Retained Earnings, beginning of period	10,745	11,001
Net income (loss)	(138)	8
Dividends on preferred stock	(10)	(31)
Dividends declared on common stock	(158)	(131)
Retained Earnings, end of period	10,439	10,847
Treasury Stock, at Cost, beginning of period	(1,740)	(1,718)
Treasury stock acquired	(375)	(149)
Issuance of shares under incentive and stock compensation plans from treasury stock	114	121
Return of shares under incentive and stock compensation plans and other to treasury stock	(15)	(7)
Issuance of shares for warrant exercise	103	—
Treasury Stock, at Cost, end of period	(1,913)	(1,753)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	2,843	1,251
Total other comprehensive income	(2,860)	2,044
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(17)	3,295
Total Stockholders’ Equity	$18,928	$22,982
Preferred Shares Outstanding (in thousands)	—	575
Common Shares Outstanding, at beginning of period (in thousands)	436,306	442,539
Treasury stock acquired	(12,680)	(8,045)
Issuance of shares under incentive and stock compensation plans	2,101	1,905
Return of shares under incentive and stock compensation plans and other to treasury stock	(548)	(333)
Conversion of mandatory convertible preferred shares	21,178	—
Issuance of shares for warrant exercise	2,136	—
Common Shares Outstanding, at end of period	448,493	436,066
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2013	2012
Operating Activities	(Unaudited)
Net income (loss)	$(138)	$8
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,321	1,441
Additions to deferred policy acquisition costs and present value of future profits	(1,003)	(1,251)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(104)	153
Change in reinsurance recoverables	(405)	(332)
Change in receivables and other assets	(664)	(442)
Change in payables and accruals	572	778
Change in accrued and deferred income taxes	(755)	(263)
Net realized capital (gains) losses	(796)	202
Net receipts (disbursements) from investment contracts related to policyholder funds—international variable annuities	(4,858)	(523)
Net (increase) decrease in equity securities, trading	4,858	519
Depreciation and amortization	140	366
Loss on extinguishment of debt	213	910
Reinsurance loss on dispositions	1,574	533
Other operating activities, net	(52)	113
Net cash provided by operating activities	903	2,212
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	25,906	35,928
Fixed maturities, fair value option	60	191
Equity securities, available-for-sale	196	213
Mortgage loans	349	332
Partnerships	200	124
Payments for the purchase of:
Fixed maturities, available-for-sale	(22,857)	(34,556)
Fixed maturities, fair value option	(95)	(182)
Equity securities, available-for-sale	(144)	(74)
Mortgage loans	(575)	(1,467)
Partnerships	(192)	(728)
Proceeds from business sold (excluding $485 of non-cash proceeds)	485	—
Derivatives, net	(1,690)	(1,593)
Change in policy loans, net	44	1
Other investing activities, net	1	(51)
Net cash provided by (used for) investing activities	1,688	(1,862)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	7,186	8,907
Withdrawals and other deductions from investment and universal life-type contracts	(20,179)	(18,373)
Net transfers from separate accounts related to investment and universal life-type contracts	12,242	8,406
Repayments at maturity or settlement of consumer notes	(78)	(124)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(1,036)	1,585
Repurchase of warrants	(33)	(300)
Repayment of debt	(1,338)	(2,133)
Proceeds from the issuance of debt	295	2,123
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	17	10
Treasury stock acquired	(375)	(154)
Dividends paid on preferred stock	(21)	(32)
Dividends paid on common stock	(134)	(132)
Net cash provided by (used for) financing activities	(3,454)	(217)
Foreign exchange rate effect on cash	(21)	(9)
Transfer of cash to held for sale	(115)	—
Net decrease in cash	(999)	124
Cash – beginning of period	2,421	2,581
Cash – end of period	$1,422	$2,705
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$140	$(448)
Interest paid	$293	$314
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	$—	$67
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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2012 Form 10-K Annual Report.
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
Income Taxes

A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax benefit at U.S. Federal statutory rate	$120	$(17)	$(110)	$(119)
Tax-exempt interest	(34)	(35)	(103)	(106)
Dividends received deduction	(36)	(28)	(101)	(91)
Other [1]	(5)	39	6	30
Income tax expense (benefit)	$45	$(41)	$(308)	$(286)

[1]	Includes a permanent difference of $25 related to non-deductible goodwill for the nine months ended September 30, 2013.

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
The Company’s $48 unrecognized tax benefits were unchanged for the three and nine months ended September 30, 2013. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions as applicable. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude in the second half of 2014. The 2010-2011 audit commenced in the fourth quarter of 2012 and is expected to conclude by the end of 2014. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $5, attributable to U.S. net operating losses, as of September 30, 2013 and $58, attributable mostly to foreign net operating losses, as of December 31, 2012. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
Reclassifications
Certain reclassifications have been made to prior period financial information to conform to the current year presentation.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On June 27, 2013, the Company announced the signing of a definitive agreement to sell HLIL, an indirect wholly-owned subsidiary, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset will be its subsidiary, Hartford Life Limited, a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The Company's U.K. variable annuities business is included in the Talcott Resolution reporting segment. As the sale transaction is expected to result in a loss upon disposition, the Company recognized an estimated after-tax loss of approximately $102 for the nine months ended September 30, 2013, upon signing the agreement. The related loss accrual is included as a reduction of the carrying value of assets held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2013. The purchase price is based on HLIL's financial position as of March 31, 2013. Certain accounting results that occur after March 31, 2013 through the date of the closing of the transaction are passed to the buyer. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations as further discussed in Note 14 - Discontinued Operations.
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $25 for the nine months ended September 30, 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized $634 in reinsurance loss on disposition offset by $634 in net realized capital gains for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
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
The Retirement Plans business is included in the Talcott Resolution reporting segment. For the three and nine months ended September 30, 2012, Retirement Plans total revenues were $193 and $592, respectively and net income (loss) was ($7) and $9, respectively.
Sale of Individual Life
On January 2, 2013, the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. The Company recognized a reinsurance loss on business disposition of $533, pre-tax, which included a goodwill impairment charge of $342 and a loss accrual for premium deficiency of $191 for the three and nine months ended September 30, 2012. The loss accrual of $191 is included in other liabilities as of December 31, 2012. For additional information, see Note 2 - Business Dispositions and Note 9 - Goodwill and Other Intangible Assets in The Hartford's 2012 Annual Report on Form 10-K . Upon closing the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax. These amounts are subject to change pending final determination of the value of net assets sold, transaction costs and other adjustments.
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
The Individual Life business is included in the Talcott Resolution reporting segment. For the three and nine months ended September 30, 2012, Individual Life total revenues were $325 and $1,039, respectively and net loss was $(259) and $(204), respectively.

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
Sale of Catalyst 360
In October 2013, the Company signed an agreement to sell its member contact center for health insurance products offered through the AARP Health Program ("Catalyst 360") to Optum, Inc., a division of UnitedHealth Group. This agreement is expected to result in an immaterial gain and to close by the end of 2013. The Company will provide limited transition services for 18-24 months. Catalyst 360 is included in the Consumer Markets reporting segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings (Loss) Per Common Share
The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2013	2012	2013	2012
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$298	$(7)	$(6)	$(55)
Less: Preferred stock dividends	—	10	10	31
Income (loss) from continuing operations, net of tax, available to common shareholders	$298	$(17)	$(16)	$(86)
Income (loss) from discontinued operations, net of tax	$(5)	$20	$(132)	$63
Net income (loss)
Net income (loss)	$293	$13	$(138)	$8
Less: Preferred stock dividends	—	10	10	31
Net income (loss) available to common shareholders	$293	$3	$(148)	$(23)
Shares
Weighted average common shares outstanding, basic	452.1	435.8	446.6	438.2
Dilutive effect of warrants	33.9	23.8	—	—
Dilutive effect of stock compensation plans	4.6	2.1	—	—
Weighted average shares outstanding and dilutive potential common shares	490.6	461.7	446.6	438.2
Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.66	$(0.04)	$(0.04)	$(0.20)
Income (loss) from discontinued operations, net of tax	(0.01)	0.05	(0.29)	0.15
Net income (loss) available to common shareholders	$0.65	$0.01	$(0.33)	$(0.05)
Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.61	$(0.04)	$(0.04)	$(0.20)
Income (loss) from discontinued operations, net of tax	(0.01)	0.05	(0.29)	0.15
Net income (loss) available to common shareholders	$0.60	$0.01	$(0.33)	$(0.05)
As a result of the losses available to common shareholders for the nine months ended September 30, 2013, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 33.0 million, stock compensation plans of 4.2 million, and mandatory convertible preferred shares, along with the related dividend adjustment, of 8.3 million, would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 492.1 million.
For the three months ended September 30, 2012, mandatory convertible preferred shares, along with the related dividend adjustment, of 21.0 million, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 482.7 million for the three months ended September 30, 2012.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings (Loss) Per Common Share (continued)
The declaration of a quarterly common stock dividend of $0.10 during the first and second quarter and $0.15 during the third quarter of 2013 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at September 30, 2013, June 30, 2013, March 31, 2013 was $9.531, $9.563 and $9.579, respectively.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss)	2013	2012	2013	2012
Property & Casualty Commercial	$174	$164	$619	$502
Consumer Markets	68	94	160	152
Property & Casualty Other Operations	22	24	(28)	36
Group Benefits	31	30	134	83
Mutual Funds	19	18	57	56
Talcott Resolution	7	(121)	(619)	149
Corporate	(28)	(196)	(461)	(970)
Net income (loss)	$293	$13	$(138)	$8

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment Information (continued)
The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2013	2012	2013	2012
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$751	$762	$2,225	$2,232
Property	132	127	384	378
Automobile	146	148	434	440
Package business	285	290	851	871
Liability	142	142	421	419
Fidelity and surety	51	53	152	156
Professional liability	56	60	170	195
Total Property & Casualty Commercial	1,563	1,582	4,637	4,691
Consumer Markets
Automobile	637	632	1,882	1,894
Homeowners	288	280	847	831
Total Consumer Markets [1]	925	912	2,729	2,725
Property & Casualty Other Operations	—	—	—	(2)
Group Benefits
Group disability	357	426	1,086	1,308
Group life	435	468	1,289	1,425
Other	39	47	120	146
Total Group Benefits	831	941	2,495	2,879
Mutual Funds
Retail	131	120	392	363
Annuity and other	40	28	113	84
Total Mutual Funds	171	148	505	447
Talcott Resolution	553	882	1,615	2,699
Corporate	2	45	7	142
Total earned premiums, fees, and other considerations	4,045	4,510	11,988	13,581
Net investment income (loss):
Securities available-for-sale and other	812	1,028	2,535	3,189
Equity securities, trading	878	635	4,629	1,734
Total net investment income	1,690	1,663	7,164	4,923
Net realized capital gains (losses)	(162)	95	796	(266)
Other revenues	68	64	201	184
Total revenues	$5,641	$6,332	$20,149	$18,422

[1]
For the three months ended September 30, 2013 and 2012, AARP members accounted for earned premiums of $729 and $706, respectively. For the nine months ended September 30, 2013 and 2012, AARP members accounted for earned premiums of $2.1 billion.

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

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets and exchange-traded derivative instruments.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative instruments, as well as limited partnerships and other alternative investments carried at fair value that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $443 and $909, respectively, for the three and nine months ended September 30, 2013, and $1,080 and $1,999 for the three and nine months ended September 30, 2012, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,362	$—	$2,156	$206
Collateralized debt obligations ("CDOs")	2,550	—	1,752	798
Commercial mortgage-backed securities ("CMBS")	4,489	—	3,698	791
Corporate	28,770	—	27,490	1,280
Foreign government/government agencies	3,968	—	3,895	73
Municipal	12,543	—	12,410	133
Residential mortgage-backed securities ("RMBS")	5,086	—	3,740	1,346
U.S. Treasuries	4,255	370	3,885	—
Total fixed maturities	64,023	370	59,026	4,627
Fixed maturities, FVO	994	—	783	211
Equity securities, trading	22,343	11	22,332	—
Equity securities, AFS	862	407	366	89
Derivative assets
Credit derivatives	28	—	9	19
Equity derivatives	6	—	(1)	7
Foreign exchange derivatives	(51)	—	(51)	—
Interest rate derivatives	5	—	(33)	38
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	79	—	(18)	97
U.S. macro hedge program	160	—	—	160
International program hedging instruments	314	—	257	57
Other derivative contracts	19	—	—	19
Total derivative assets [1]	560	—	163	397
Short-term investments	4,146	546	3,600	—
Limited partnerships and other alternative investments [2]	996	—	660	336
Reinsurance recoverable for U.S. GMWB	46	—	—	46
Modified coinsurance reinsurance contracts	60	—	60	—
Separate account assets [3]	136,459	98,161	37,563	735
Assets held for sale	2,203	1,732	471	—
Total assets accounted for at fair value on a recurring basis	$232,692	$101,227	$125,024	$6,441
Percentage of level to total	100%	44%	54%	3%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(210)	$—	$—	$(210)
International guaranteed withdrawal benefits	1	—	—	1
International other guaranteed living benefits	3	—	—	3
Equity linked notes	(13)	—	—	(13)
Total other policyholder funds and benefits payable	(219)	—	—	(219)
Derivative liabilities
Credit derivatives	(27)	—	(11)	(16)
Equity derivatives	16	—	—	16
Foreign exchange derivatives	(212)	—	(212)	—
Interest rate derivatives	(578)	—	(552)	(26)
U.S. GMWB hedging instruments	79	—	(43)	122
U.S. macro hedge program	21	—	—	21
International program hedging instruments	(403)	—	(245)	(158)
Total derivative liabilities [4]	(1,104)	—	(1,063)	(41)
Consumer notes [5]	(1)	—	—	(1)
Liabilities held for sale	(31)	—	—	(31)
Total liabilities accounted for at fair value on a recurring basis	$(1,355)	$—	$(1,063)	$(292)

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

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of September 30, 2013 and December 31, 2012, $128 and $160, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $3.4 billion and $3.1 billion of investment sales receivable that are not subject to fair value accounting are excluded as of September 30, 2013 and December 31, 2012, respectively.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC and OTC-cleared derivatives that utilize independent market data inputs, quoted market prices for exchange-traded derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2013 and December 31, 2012, 97% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others are classified as Level 2.

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

	As of September 30, 2013
Securities	Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS	$791	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	67	bps	3,087	bps	761	bps	Decrease
Corporate [3]	662	Discounted cash flows	Spread	175	bps	5,014	bps	403	bps	Decrease
Municipal	133	Discounted cash flows	Spread	192	bps	290	bps	235	bps	Decrease
RMBS	1,346	Discounted cash flows	Spread	64	bps	1,992	bps	268	bps	Decrease
			Constant prepayment rate	—%		13.0%		5.0%		Decrease [4]
			Constant default rate	1.0%		17.0%		8.0%		Decrease
			Loss severity	—%		100.0%		79.0%		Decrease
	As of December 31, 2012
CMBS	$859	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320	bps	3,615	bps	1,031	bps	Decrease
Corporate [3]	1,371	Discounted cash flows	Spread	106	bps	900	bps	328	bps	Decrease
Municipal	227	Discounted cash flows	Spread	227	bps	344	bps	258	bps	Decrease
RMBS	1,373	Discounted cash flows	Spread	54	bps	1,689	bps	367	bps	Decrease
			Constant prepayment rate	—%		12.0%		2.0%		Decrease [4]
			Constant default rate	1.0%		24.0%		8.0%		Decrease
			Loss severity	—%		100.0%		80.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	As of September 30, 2013
Freestanding Derivatives	Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(26)	Discounted cash flows	Swap curve beyond 30 years	3.4%	3.4%	Increase
Long interest rate swaptions	38	Option model	Interest rate volatility	1%	1%	Increase
U.S. GMWB hedging instruments
Equity options	108	Option model	Equity volatility	21%	36%	Increase
Customized swaps	111	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	181	Option model	Equity volatility	22%	32%	Increase
International program hedging
Equity options	(101)	Option model	Equity volatility	26%	39%	Increase
	As of December 31, 2012
Equity derivatives
Equity options	57	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(55)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
Long interest rate swaptions	23	Option model	Interest rate volatility	—%	1%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International program hedging
Equity options	26	Option model	Equity volatility	19%	27%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	—%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and nine months ended September 30, 2013, no significant adjustments were made by the Company to broker prices received.
As of September 30, 2013 and December 31, 2012, excluded from the tables above are limited partnerships and other alternative investments which total $336 and $314, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains/(losses) of $0 and $(31), for the three months ended September 30, 2013 and 2012, respectively, and $13 and $(64) for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012 the credit standing adjustment was $1 and $(12), respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $75and $301 for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012 the behavior risk margin was $137 and $302, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains/(losses) of approximately $22 and $25, for the three months ended September 30, 2013 and 2012, respectively and $29 and $34 for the nine months ended September 30, 2013 and 2012, respectively.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three and nine months ended September 30, 2013 and 2012, for the financial instruments classified as Level 3.
For the three months ended September 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2013	$232	$912	$818	$1,251	$69	$127	$1,352	$4,761	$211
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	—	(11)	(2)	—	—	(3)	(16)	(3)
Included in OCI [3]	1	2	42	6	—	(1)	(4)	46	—
Purchases	11	8	20	39	5	7	100	190	6
Settlements	(1)	(51)	(31)	(14)	(1)	—	(51)	(149)	—
Sales	—	—	(39)	(8)	—	—	(48)	(95)	(1)
Transfers into Level 3 [4]	—	—	5	41	—	—	—	46	—
Transfers out of Level 3 [4]	(37)	(73)	(13)	(33)	—	—	—	(156)	(2)
Fair value as of September 30, 2013	$206	$798	$791	$1,280	$73	$133	$1,346	$4,627	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$—	$—	$(8)	$(2)	$—	$—	$(5)	$(15)	$(3)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2013	$95	$2	$29	$(15)	$329	$209	$(43)	$—	$511
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(6)	1	(6)	3	(109)	(39)	(72)	(1)	(223)
Included in OCI [3]	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	11	(4)	—	7
Settlements	—	—	—	—	(1)	—	46	—	45
Sales	—		—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	24	—	—	(28)	20	16
Fair value as of September 30, 2013	$89	$3	$23	$12	$219	$181	$(101)	$19	$356
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(6)	$—	$(5)	$1	$(111)	$(39)	$(138)	$(4)	$(296)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of June 30, 2013	$363	$113	$820
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(20)	(74)	(9)
Included in OCI [3]	—	—	—
Purchases	35	—	(19)
Settlements	—	7	—
Sales	—	—	(35)
Transfers into Level 3 [4]	—	—	35
Transfers out of Level 3 [4]	(42)	—	(57)
Fair value as of September 30, 2013	$336	$46	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(20)	$(74)	$3

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities held for sale	Consumer Notes
Fair value as of June 30, 2013	$(632)	$1	$3	$(12)	$(640)	$(28)	$(1)
Transfers to liabilities held for sale	—	—	—	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	451	—	1	(1)	451	(2)	—
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(29)		(1)	—	(30)	(1)	—
Fair value as of September 30, 2013	$(210)	$1	$3	$(13)	$(219)	$(31)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$451	$—	$1	$(1)	$451	$(2)	$—
For the nine months ended September 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	3	(11)	(22)	11	—	1	26	8	6
Included in OCI [3]	15	120	122	(29)	(10)	(11)	39	246	—
Purchases	71	82	33	132	44	13	289	664	16
Settlements	(8)	(96)	(102)	(83)	(3)	—	(141)	(433)	(2)
Sales	(94)	(200)	(115)	(356)	(8)	(53)	(240)	(1,066)	(22)
Transfers into Level 3 [4]	—	32	39	117	—	—	—	188	2
Transfers out of Level 3 [4]	(59)	(73)	(23)	(513)	(6)	(44)	—	(718)	(3)
Fair value as of September 30, 2013	$206	$798	$791	$1,280	$73	$133	$1,346	$4,627	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(4)	$(2)	$(16)	$(6)	$—	$—	$(5)	$(33)	$27

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(12)	1	(31)	18	(299)	(139)	(247)	(4)	(701)
Included in OCI [3]	7	—	—	—	—	—	—	—	—
Purchases	13	—	—	(3)	—	34	(42)	—	(11)
Settlements	—	(2)	(3)	3	(1)	—	63	—	60
Sales	(3)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	26	—	—	57	—	83
Fair value as of September 30, 2013	$89	$3	$23	$12	$219	$181	$(101)	$19	$356
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(13)	$—	$(27)	$4	$(296)	$(136)	$(292)	$(8)	$(755)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2013	$314	$191	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(16)	(166)	7
Included in OCI [3]	—	—	—
Purchases	125	—	240
Settlements	—	21	(1)
Sales	(22)	—	(66)
Transfers into Level 3 [4]	—	—	39
Transfers out of Level 3 [4]	(65)	—	(67)
Fair value as of September 30, 2013	$336	$46	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(16)	$(166)	$15

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities held for sale	Consumer Notes
Fair value as of January 1, 2013	$(1,249)	$(50)	$2	$(7)	$(1,304)	$—	$(2)
Transfers to liabilities held for sale	—	43	—	—	43	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,099	8	4	(6)	1,105	14	1
Included in OCI [3]	—		—	—	—	1	—
Settlements	(60)	—	(3)	—	(63)	(3)	—
Fair value as of September 30, 2013	$(210)	$1	$3	$(13)	$(219)	$(31)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$1,099	$8	$4	$(6)	$1,105	$14	$1

For the three months ended September 30, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2012	$323	$900	$986	$1,805	$55	$650	$1,208	$5,927	$493
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1	(8)	(33)	(4)	—	(4)	(17)	(65)	32
Included in OCI [3]	10	46	53	(47)	1	14	155	232	—
Purchases	11	—	8	40	11	—	81	151	—
Settlements	(5)	(8)	(36)	(3)	(1)	—	(41)	(94)	—
Sales	(9)	—	(127)	(9)	(16)	(22)	(56)	(239)	—
Transfers into Level 3 [4]	9	—	20	283	—	—	1	313	—
Transfers out of Level 3 [4]	(25)	—	—	(45)	—	(434)	(39)	(543)	—
Fair value as of September 30, 2012	$315	$930	$871	$2,020	$50	$204	$1,292	$5,682	$525
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2012 [2] [7]	$1	$(8)	$(26)	$(4)	$—	$(4)	$1	$(40)	$23

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Fair Value Option
The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to corporate bonds and commercial real estate. Also included are foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Assets
Fixed maturities, FVO
Corporate	$1	$6	$(13)	$6
CDOs	—	17	—	26
Foreign government	8	13	(80)	(16)
Other liabilities
Credit-linked notes	—	(14)	—	(34)
Total realized capital gains (losses)	$9	$22	$(93)	$(18)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	September 30, 2013	December 31, 2012
Assets
Fixed maturities, FVO
ABS	$3	$—
CDOs	200	205
CMBS	8	5
Corporate	87	140
Foreign government	673	730
U.S government	17	2
Municipals	1	1
RMBS	5	4
Total fixed maturities, FVO	$994	$1,087

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Fair Value Measurements (continued)
Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion.

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,415	$1,483	$1,997	$2,165
Mortgage loans	Level 3	5,575	5,616	6,711	6,933
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,426	$9,636	$9,558	$9,910
Senior notes [2]	Level 2	5,206	5,863	5,706	7,071
Junior subordinated debentures [2]	Level 2	1,100	1,242	1,100	1,265
Consumer notes [3]	Level 3	82	82	159	159

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in debt in the Condensed Consolidated Balance Sheets.

[3]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2012.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2013	2012	2013	2012
Gross gains on sales [1]	$106	$194	$2,034	$666
Gross losses on sales	(139)	(131)	(339)	(386)
Net OTTI losses recognized in earnings	(26)	(37)	(59)	(164)
Valuation allowances on mortgage loans	—	—	—	1
Japanese fixed annuity contract hedges, net [2]	(8)	(24)	(4)	(42)
Periodic net coupon settlements on credit derivatives/Japan	3	2	(3)	1
Results of variable annuity hedge program
GMWB derivatives, net	203	381	219	451
U.S. macro hedge program	(50)	(109)	(182)	(292)
Total U.S. program	153	272	37	159
International program	(286)	(176)	(1,199)	(657)
Total results of variable annuity hedge program	(133)	96	(1,162)	(498)
Other, net [3]	35	(5)	329	156
Net realized capital gains (losses)	$(162)	$95	$796	$(266)

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013.

[2]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[3]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and change in value of non-qualifying derivatives. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013.

Net realized capital gains and losses from investment sales, after deducting the life and pension policyholders’ share for certain products, are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $(59) and $1.6 billion, respectively, for the three and nine months ended September 30, 2013 and $26 and $116 for the three and nine months ended September 30, 2012, respectively. Proceeds from sales of AFS securities totaled $6.1 billion and $25.5 billion, respectively, for the three and nine months ended September 30, 2013 and $10.8 billion and $34.2 billion for the three and nine months ended September 30, 2012, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2013	2012	2013	2012
Balance as of beginning of period	$(902)	$(1,407)	$(1,013)	$(1,676)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	(5)	(14)	(21)
Securities previously impaired	(2)	(9)	(11)	(19)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	58	104	184	392
Securities the Company made the decision to sell or more likely than not will be required to sell	2	—	2	—
Securities due to an increase in expected cash flows	8	2	15	9
Balance as of end of period	$(837)	$(1,315)	$(837)	$(1,315)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,445	$24	$(107)	$2,362	$(3)	$2,883	$63	$(183)	$2,763	$(4)
CDOs [2]	2,530	118	(92)	2,550	(5)	3,170	60	(159)	3,040	(14)
CMBS	4,311	256	(78)	4,489	(7)	6,083	417	(179)	6,321	(11)
Corporate	27,277	1,932	(439)	28,770	(9)	39,694	4,631	(276)	44,049	(19)
Foreign govt./govt. agencies	4,039	98	(169)	3,968	—	3,985	191	(40)	4,136	—
Municipal	12,235	487	(179)	12,543	—	13,001	1,379	(19)	14,361	—
RMBS	5,079	119	(112)	5,086	(11)	7,318	295	(133)	7,480	(32)
U.S. Treasuries	4,311	42	(98)	4,255	—	3,613	175	(16)	3,772	—
Total fixed maturities, AFS	62,227	3,076	(1,274)	64,023	(35)	79,747	7,211	(1,005)	85,922	(80)
Equity securities, AFS	843	78	(59)	862	—	866	81	(57)	890	—
Total AFS securities [3]	$63,070	$3,154	$(1,333)	$64,885	$(35)	$80,613	$7,292	$(1,062)	$86,812	$(80)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2013 and December 31, 2012.

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

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,111	$2,146
Over one year through five years	11,317	11,856
Over five years through ten years	11,870	12,263
Over ten years	22,564	23,271
Subtotal	47,862	49,536
Mortgage-backed and asset-backed securities	14,365	14,487
Total fixed maturities, AFS	$62,227	$64,023

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

	September 30, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$721	$715	$(6)	$604	$503	$(101)	$1,325	$1,218	$(107)
CDOs [1]	148	146	(2)	2,231	2,135	(90)	2,379	2,281	(92)
CMBS	603	580	(23)	736	681	(55)	1,339	1,261	(78)
Corporate	5,358	5,106	(252)	1,369	1,182	(187)	6,727	6,288	(439)
Foreign govt./govt. agencies	1,683	1,517	(166)	18	15	(3)	1,701	1,532	(169)
Municipal	2,957	2,787	(170)	119	110	(9)	3,076	2,897	(179)
RMBS	1,869	1,818	(51)	646	585	(61)	2,515	2,403	(112)
U.S. Treasuries	2,407	2,340	(67)	129	98	(31)	2,536	2,438	(98)
Total fixed maturities, AFS	15,746	15,009	(737)	5,852	5,309	(537)	21,598	20,318	(1,274)
Equity securities, AFS	208	202	(6)	241	188	(53)	449	390	(59)
Total securities in an unrealized loss	$15,954	$15,211	$(743)	$6,093	$5,497	$(590)	$22,047	$20,708	$(1,333)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$163	$161	$(2)	$886	$705	$(181)	$1,049	$866	$(183)
CDOs [1]	5	4	(1)	2,567	2,389	(158)	2,572	2,393	(159)
CMBS	339	322	(17)	1,248	1,086	(162)	1,587	1,408	(179)
Corporate	1,261	1,218	(43)	1,823	1,590	(233)	3,084	2,808	(276)
Foreign govt./govt. agencies	1,380	1,343	(37)	20	17	(3)	1,400	1,360	(40)
Municipal	271	265	(6)	157	144	(13)	428	409	(19)
RMBS	910	908	(2)	869	738	(131)	1,779	1,646	(133)
U.S. Treasuries	583	567	(16)	—	—	—	583	567	(16)
Total fixed maturities, AFS	4,912	4,788	(124)	7,570	6,669	(881)	12,482	11,457	(1,005)
Equity securities, AFS	69	67	(2)	280	225	(55)	349	292	(57)
Total securities in an unrealized loss	$4,981	$4,855	$(126)	$7,850	$6,894	$(936)	$12,831	$11,749	$(1,062)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of September 30, 2013, AFS securities in an unrealized loss position, consisted of 3,290 securities, primarily related to floating rate corporate securities within the financial services sector, municipal, and foreign government and government agencies which are depressed due to an increase in interest rates since the securities were purchased. As of September 30, 2013, 94% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2013 was primarily attributable to an increase in interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Most of the securities depressed for twelve months or more relate to structured securities with exposure to commercial and residential real estate, as well as certain floating rate corporate securities or securities with greater than 10 years to maturity, concentrated in the financial services sector. Current market spreads continue to be wider than spreads at the security's respective purchase date for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of certain commercial and residential real estate backed securities. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	September 30, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans [2]	$5,642	$(67)	$5,575	$6,779	$(68)	$6,711

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

[2]
As of December 31, 2012, includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction.

As of September 30, 2013 and December 31, 2012, the carrying value of mortgage loans associated with the valuation allowance was $299 and $291, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, as of September 30, 2013 and December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2013	2012
Balance, as of January 1	$(68)	$(102)
(Additions)/Reversals	(1)	1
Deductions	2	18
Balance, as of September 30	$(67)	$(83)
The current weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 61% as of September 30, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. Debt service coverage ratios ("DSCR") compare a property’s net operating income to the borrower’s principal and interest payments. The current weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.22x as of September 30, 2013. The Company held only two delinquent commercial mortgage loans past due by 90 days or more. The total carrying value and valuation allowance of these loans totaled $4 and $51, respectively, as of September 30, 2013, and are not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$148	1.11x	$253	0.95x
65% - 80%	1,365	1.91x	2,220	2.12x
Less than 65%	4,062	2.38x	4,238	2.40x
Total commercial mortgage loans	$5,575	2.22x	$6,711	2.24x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$127	2.3%	$145	2.2%
Middle Atlantic	414	7.4%	477	7.1%
Mountain	77	1.4%	99	1.5%
New England	354	6.3%	350	5.2%
Pacific	1,642	29.5%	1,978	29.5%
South Atlantic	902	16.2%	1,378	20.5%
West North Central	47	0.8%	16	0.2%
West South Central	335	6.0%	398	5.9%
Other [1]	1,677	30.1%	1,870	27.9%
Total mortgage loans	$5,575	100.0%	$6,711	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$130	2.3%	$142	2.1%
Industrial	1,742	31.2%	2,079	30.9%
Lodging	27	0.5%	81	1.2%
Multifamily	1,146	20.6%	1,200	17.9%
Office	1,213	21.8%	1,510	22.5%
Retail	1,162	20.8%	1,460	21.8%
Other	155	2.8%	239	3.6%
Total mortgage loans	$5,575	100.0%	$6,711	100.0%
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

	September 30, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$33	$36	$—	$89	$88	$7
Investment funds [4]	157	—	166	163	—	162
Limited partnerships	4	—	4	6	1	5
Total	$194	$36	$170	$258	$89	$174

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $19 and $18, respectively as of September 30, 2013 and $23 and $23, respectively, as of December 31, 2012. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of September 30, 2013 and December 31, 2012, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 15 of Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Repurchase Agreements and Dollar Roll Agreements
The Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase transaction where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements with third parties contain contractual provisions that require additional collateral to be transferred when necessary. The counterparty has the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in Other Liabilities on the Company's Condensed Consolidated Balance Sheets. The fair value of the securities transferred was $977 and $1.9 billion with a corresponding obligation to repurchase $960 and $1.9 billion as of September 30, 2013 and December 31, 2012, respectively.
The Company's repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company reported gross amounts of recognized liabilities of $930 and $923 in Other Liabilities on the Condensed Consolidated Balance sheets as of September 30, 2013 and December 31, 2012, respectively. These amounts represent the Company's obligations to repurchase securities under master netting agreements. The Company reported financial collateral pledged of $946 and $923 in fixed maturities, AFS on the Condensed Consolidated Balance sheets as of September 30, 2013 and December 31, 2012, respectively. The fixed maturities are predominantly U.S. government/government agency securities and are disallowed for offsetting under U.S. GAAP.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy; as well as, to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also purchases and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2012 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts, or to convert securities or liabilities denominated in a foreign currency to U.S. dollars. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities. In addition, during the first quarter of 2013 the Company entered into a treasury lock contract to hedge the anticipated interest payments of a fixed rate debt issuance and was subsequently terminated upon the debt issuance.
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting or “non-qualifying strategies” primarily include the hedge programs for our U.S. and international variable annuity products; as well as, the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. The non-qualifying strategies include:
Interest rate swaps, swaptions, caps, floors, and futures
The Company uses interest rate swaps, swaptions, caps, floors, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap going forward. As of September 30, 2013 and December 31, 2012 the notional amount of interest rate swaps in offsetting relationships was $6.9 billion and $7.5 billion, respectively.
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
Credit contracts
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
Equity index swaps and options
The Company formerly offered certain equity indexed products, which may contain an embedded derivative that requires bifurcation. The Company has entered into equity index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
U.S. GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. The GMWB product is a bifurcated embedded derivative (“U.S. GMWB product derivatives”) that has a notional value equal to the guaranteed remaining balance ("GRB"). The Company uses reinsurance contracts to transfer a portion of its risk of loss due to U.S GMWB. The reinsurance contracts covering U.S. GMWB (“U.S. GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
The Company utilizes derivatives (“ U.S. GMWB hedging instruments”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the un-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index.
The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Customized swaps	$7,659	$7,787	$111	$238
Equity swaps, options, and futures	4,548	5,130	107	267
Interest rate swaps and futures	6,924	5,705	(60)	67
Total	$19,131	$18,622	$158	$572
U.S. macro hedge program
The Company utilizes equity options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Equity options	6,599	7,442	181	286
Total	$6,599	$7,442	$181	$286
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
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. During 2013, the Company expanded its hedging program to effectively eliminate equity and foreign currency exchange risk. The hedging derivatives are comprised of equity futures, options, swaps and currency forwards and options to hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
The following table represents notional and fair value for the international program hedging instruments. As of September 30, 2013 the table below does not include hedging instruments used to hedge certain variable annuity products issued in the U.K since the Company entered into a definitive agreement to sell HLIL. For further information, see the Sale of Hartford Life International Limited ("HLIL") section below.

	Notional Amount		Fair Value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Credit derivatives	$350	$350	$18	$28
Currency forwards [1]	6,681	9,327	(151)	(87)
Currency options	11,882	10,342	(9)	(24)
Equity futures	2,377	2,332	—	—
Equity options	4,267	3,952	(138)	47
Equity swaps	4,619	2,617	(10)	(12)
Customized swaps	—	899	—	(11)
Interest rate futures	1,033	634	—	—
Interest rate swaps and swaptions	46,584	32,632	201	228
Total	$77,793	$63,085	$(89)	$169

[1]
As of September 30, 2013 and December 31, 2012 net notional amounts are $1.3 billion and $0.1 billion, respectively, which include $4.0 billion and $4.7 billion, respectively, related to long positions and $2.7 billion and $4.6 billion, respectively, related to short positions.

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
Modified coinsurance reinsurance contracts
As of September 30, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves that are carried at fair value.
Sale of Hartford Life International Limited ("HLIL")
The Company formerly offered certain variable annuity products in the U.K. through HLIL, an indirect wholly-owned subsidiary. During 2012 the Company entered into a customized swap to hedge the capital markets impacts. The Company has since entered into a definitive agreement to sell HLIL which is expected to close by the end of 2013. For additional information on the sale agreement, refer to Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. Upon executing the sale agreement in the second quarter of 2013, the Company entered into equity futures contracts to substantially offset the equity market impacts of the customized swap. As of September 30, 2013 the Company terminated the customized swap and equity futures.
Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company’s derivative related fair value amounts; as well as, the gross asset and liability fair value amounts. For reporting purposes, the Company offsets the fair value amounts, income accruals, and cash collateral held related to derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The fair value amounts presented below do not include income accruals or cash collateral held amounts, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $1.3 billion and $1.5 billion as of September 30, 2013, and December 31, 2012, respectively. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the table below. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012	Sep 30, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$5,282	$6,063	$(29)	$271	$66	$271	$(95)	$—
Foreign currency swaps	143	163	(8)	(17)	2	3	(10)	(20)
Total cash flow hedges	5,425	6,226	(37)	254	68	274	(105)	(20)
Fair value hedges
Interest rate swaps	2,055	753	(31)	(55)	3	—	(34)	(55)
Foreign currency swaps	40	40	15	16	15	16	—	—
Total fair value hedges	2,095	793	(16)	(39)	18	16	(34)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	8,601	17,117	(512)	(497)	220	556	(732)	(1,053)
Foreign exchange contracts
Foreign currency swaps and forwards	253	355	(11)	(16)	6	5	(17)	(21)
Japan 3Win foreign currency swaps	1,816	1,816	(311)	(127)	—	—	(311)	(127)
Japanese fixed annuity hedging instruments	1,503	1,652	52	224	114	228	(62)	(4)
Credit contracts
Credit derivatives that purchase credit protection	1,561	1,823	(12)	(8)	4	5	(16)	(13)
Credit derivatives that assume credit risk [1]	2,082	2,745	18	(29)	25	19	(7)	(48)
Credit derivatives in offsetting positions	8,225	9,497	(11)	(32)	83	94	(94)	(126)
Equity contracts
Equity index swaps and options	951	994	8	47	23	57	(15)	(10)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	26,532	28,868	(210)	(1,249)	—	—	(210)	(1,249)
U.S. GMWB reinsurance contracts	4,795	5,773	46	191	46	191	—	—
U.S. GMWB hedging instruments	19,131	18,622	158	572	408	743	(250)	(171)
U.S. macro hedge program	6,599	7,442	181	286	228	356	(47)	(70)
International program product derivatives [2]	439	2,454	3	(48)	3	—	—	(48)
International program hedging instruments	77,793	63,085	(89)	169	698	1,020	(787)	(851)
Other
Contingent capital facility put option	500	500	19	23	19	23	—	—
Modified coinsurance reinsurance contracts	1,291	—	60	—	60	—	—	—
Total non-qualifying strategies	162,072	162,743	(611)	(494)	1,937	3,297	(2,548)	(3,791)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$169,592	$169,762	$(664)	$(279)	$2,023	$3,587	$(2,687)	$(3,866)
Balance Sheet Location
Fixed maturities, available-for-sale	$464	$703	$(6)	$(32)	$—	$—	$(6)	$(32)
Other investments	67,619	54,504	560	1,045	1,116	1,581	(556)	(536)
Other liabilities	68,394	77,384	(1,104)	(177)	798	1,815	(1,902)	(1,992)
Consumer notes	9	26	(1)	(2)	—	—	(1)	(2)
Reinsurance recoverables	6,086	5,773	106	191	106	191	—	—
Other policyholder funds and benefits payable	27,020	31,372	(219)	(1,304)	3	—	(222)	(1,304)
Total derivatives	$169,592	$169,762	$(664)	$(279)	$2,023	$3,587	$(2,687)	$(3,866)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2012 was primarily due to the following:

•
The decrease in notional amount of non-qualifying interest rate contracts primarily resulted from the termination of interest rate swaptions purchased during the third quarter of 2012 designed to hedge the interest rate risk of the securities being transferred related to the sale of the Retirement Plan business segment.

•	The decrease in notional amount related to the U.S. GMWB product derivatives was primarily driven by lapses and partial withdrawals.

•
The decrease in notional amount related to the international program product derivatives was due to the announced sale of HLIL and the subsequent termination of the customized swap. Also related to the sale were certain derivatives included in international program hedging instruments that were reclassified to discontinued operations. For additional information on the sale agreement, refer to Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

•
The increase in notional amount related to the international program hedging instruments resulted from the Company expanding its hedging program to effectively eliminate equity and foreign currency exchange risk related to international product program guarantees.

Change in Fair Value
The net decrease in the total fair value of derivative instruments since December 31, 2012 was primarily related to the following:

•
The fair value related to the Japanese fixed annuity hedging instruments and Japan 3Win foreign currency swaps decreased primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
The fair value associated with the international program hedging instruments decreased primarily due to an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance and hedging derivatives, was primarily due to favorable policyholder behavior largely related to increased surrenders, liability assumption updates for lapses and withdrawal rates, and the passage of time.

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets.  Amounts offset include fair value amounts, income accruals and cash collateral held related to derivative instruments that are traded under a common master netting agreement, as described above.  Also included in the tables are financial collateral received and pledged, which is contractually permitted to be offset upon an event of default, although is disallowed for offsetting under U.S. GAAP.
As of September 30, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,914	$1,377	$560	$(23)	$365	$172

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,458)	$(1,399)	$(1,104)	$45	$(1,232)	$173

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate swaps	$(5)	$42	$(254)	$185	$(1)	$—	$(3)	$—
Foreign currency swaps	3	(2)	9	(31)	—	—	—	—
Total	$(2)	$40	$(245)	$154	$(1)	$—	$(3)	$—
Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2013	2012	2013	2012
Interest rate swaps	Net realized capital gain/(loss)	$4	$4	$84	$10
Interest rate swaps	Net investment income	24	36	73	110
Foreign currency swaps	Net realized capital gain/(loss)	4	1	3	(7)
Total		$32	$41	$160	$113

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
As of September 30, 2013 the before tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $88. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately three years.
During the three months and nine months ended September 30, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the three months ended September 30, 2012 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. During the nine months ended September 30, 2012 the Company had $15 of net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative; as well as, the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(2)	$12	$(2)	$1	$27	$(25)	$(7)	$4
Foreign currency swaps
Net realized capital gain/(loss)	2	(2)	(6)	6	—	—	(8)	8
Benefits, losses and loss adjustment expenses	(1)	1	—	—	(2)	2	(6)	6
Total	$(1)	$11	$(8)	$7	$25	$(23)	$(21)	$18

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$15	$3	$20	$(12)
Foreign exchange contracts
Foreign currency swaps and forwards	(5)	(4)	3	23
Japan 3Win foreign currency swaps [1]	—	15	(184)	(106)
Japanese fixed annuity hedging instruments [2]	6	24	(150)	(46)
Credit contracts
Credit derivatives that purchase credit protection	(10)	(18)	(22)	(49)
Credit derivatives that assume credit risk	49	99	51	272
Equity contracts
Equity index swaps and options	(6)	(13)	(30)	(29)
Variable annuity hedge program
U.S. GMWB product derivatives	451	823	1,099	1,235
U.S. GMWB reinsurance contracts	(74)	(184)	(166)	(265)
U.S. GMWB hedging instruments	(174)	(258)	(714)	(519)
U.S. macro hedge program	(50)	(109)	(182)	(292)
International program product derivatives	1	21	12	32
International program hedging instruments	(287)	(197)	(1,211)	(689)
Other
Contingent capital facility put option	(1)	(2)	(5)	(5)
Modified coinsurance reinsurance contracts	7	—	61	—
Total	$(78)	$200	$(1,418)	$(450)

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(16) and $(46) for the three months ended September 30, 2013 and 2012, respectively, and $173 and $19 for the nine months ended September 30, 2013 and 2012, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $(19) and $(54) for the three months ended September 30, 2013 and 2012, respectively, and $222 and $33 for the nine months ended September 30, 2013 and 2012, respectively.

For the three months and nine months ended September 30, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
For the three and nine months ended September 30, 2013 the net losses associated with the international program hedging instruments were primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro.

•
For the three and nine months ended September 30, 2013 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to favorable policyholder behavior largely related to increased surrenders, liability assumption updates for lapses and withdrawal rates, and the passage of time.

•
For the nine months ended September 30, 2013 the net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
For the three and nine months ended September 30, 2013 the net loss on the U.S. macro hedge program was primarily due to an improvement in domestic equity markets, passage of time and an increase in long term interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
For the three and nine months ended September 30, 2012 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss for the three months ended September 30, 2012 associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets, partially offset by appreciation of the Japanese yen in relation to the euro and the U.S. dollar. The net loss for the nine months ended September 30, 2012 associated with the international program hedging instruments was primarily driven by an improvement in global and domestic equity markets, and depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by a decrease in interest rates.

•
For the three and nine months ended September 30, 2012 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a liability model assumption update, a decrease in equity volatility, and outperformance of the underlying actively managed funds as compared to their respective indices.

•	For the three and nine months ended September 30, 2012 the net gain related to credit derivatives that assume credit risk was primarily due to credit spread tightening.

•
For the nine months ended September 30, 2012 the net loss related to the Japan 3Win foreign currency swaps was primarily due to a decline in U.S. interest rates, depreciation of the Japanese yen in relation to the U.S. dollar, and strengthening of the currency basis swap spread between U.S. dollar and Japanese yen.

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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2013 and December 31, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments (continued)
As of September 30, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,974	$13	2 years	Corporate Credit/ Foreign Gov.	A	$1,271	$(12)
Below investment grade risk exposure	67	(1)	1 year	Corporate Credit	CCC+	67	—
Basket credit default swaps [4]
Investment grade risk exposure	3,183	32	4 years	Corporate Credit	BBB-	2,252	(26)
Below investment grade risk exposure	98	7	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	328	(14)	3 years	CMBS Credit	A	328	14
Below investment grade risk exposure	195	(40)	3 years	CMBS Credit	B	195	40
Embedded credit derivatives
Investment grade risk exposure	350	335	4 years	Corporate Credit	BBB+	—	—
Total	$6,195	$332				$4,113	$16

As of December 31, 2012

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,321	$7	3 years	Corporate Credit/ Foreign Gov.	A	$1,367	$(26)
Below investment grade risk exposure	145	(1)	1 year	Corporate Credit	B+	145	(3)
Basket credit default swaps [4]
Investment grade risk exposure	3,978	7	3 years	Corporate Credit	BBB+	2,712	(13)
Investment grade risk exposure	330	(17)	4 years	CMBS Credit	A	330	17
Below investment grade risk exposure	195	(46)	4 years	CMBS Credit	B+	195	46
Embedded credit derivatives
Investment grade risk exposure	525	478	4 years	Corporate Credit	BBB-	—	—
Total	$7,494	$428				$4,749	$21

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

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap going forward.

[4]
Includes $3.8 billion and $4.5 billion as of September 30, 2013 and December 31, 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

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
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Premiums Written	2013	2012	2013	2012
Direct	$2,790	$2,725	$8,120	$7,991
Assumed	96	64	207	186
Ceded	(330)	(277)	(747)	(644)
Net	$2,556	$2,512	$7,580	$7,533
Premiums Earned
Direct	$2,651	$2,640	$7,829	$7,848
Assumed	87	54	196	151
Ceded	(250)	(200)	(659)	(585)
Net	$2,488	$2,494	$7,366	$7,414
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $143 and $375 for the three and nine months ended September 30, 2013, respectively and $149 and $389 for the three and nine months ended September 30, 2012.
Life insurance fees, earned premiums and other are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross fee income, earned premiums and other	$1,880	$2,099	$5,612	$6,403
Reinsurance assumed	49	50	147	148
Reinsurance ceded	(374)	(136)	(1,144)	(392)
Net fee income, earned premiums and other	$1,555	$2,013	$4,615	$6,159
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $214 and $680 for the three and nine months ended September 30, 2013, respectively and $88 and $213 for the three and nine months ended September 30, 2012.
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
The allowance for uncollectible reinsurance was $246 and $268, as of September 30, 2013 and December 31, 2012, respectively. The allowance for uncollectible reinsurance reflects management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Based on this analysis, the Company may adjust the allowance for uncollectible reinsurance or charge off reinsurer balances that are determined to be uncollectible. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets.
Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarter or annual period.
As of September 30, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.5 billion and $9.6 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of September 30, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.4 billion and $7.5 billion, respectively. As of September 30, 2013, the net reinsurance recoverable from Prudential represents approximately approximately 11% of the Company's consolidated stockholders' equity. As of September 30, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.

8. Deferred Policy Acquisition Costs and Present Value of Future Profits
Changes in the DAC balance are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$5,725	$6,556
Deferred costs	1,003	1,251
Amortization — DAC	(1,230)	(1,397)
Amortization — Unlock benefit (charge), pre-tax [1]	(1,091)	(44)
Amortization — DAC related to business dispositions [2] [3]	(2,229)	—
Adjustments to unrealized gains and losses on securities AFS and other	157	(408)
Effect of currency translation	(86)	(11)
Balance, end of period	$2,249	$5,947

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	138	70	238
Paid	(105)	(58)	—
Unlock	(112)	(221)	—
Impact of reinsurance transaction	—	—	1,145
Currency translation adjustment	—	(77)	—
Liability balance as of September 30, 2013	$839	$375	$1,746
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	79	7	240
Paid	(76)	(12)	—
Unlock	(73)	7	—
Impact of reinsurance transaction	—	—	1,485
Currency translation adjustment	—	(4)	—
Reinsurance recoverable asset, as of September 30, 2013	$538	$34	$1,746

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	159	100	84
Paid	(141)	(146)	—
Unlock	(198)	13	21
Currency translation adjustment	—	(17)	—
Liability balance as of September 30, 2012	$924	$925	$333
Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	90	8	(2)
Paid	(90)	(21)	—
Unlock	(108)	18	—
Currency translation adjustment	—	—	—
Reinsurance recoverable asset, as of September 30, 2012	$616	$45	$20

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
The following table provides details concerning GMDB and GMIB exposure as of September 30, 2013:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$19,367	$3,112	$562	69
With 5% rollup [2]	1,579	271	76	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,828	582	82	67
With 5% rollup & EPB	573	117	26	70
Total MAV	26,347	4,082	746
Asset Protection Benefit (“APB”) [4]	18,669	383	257	67
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	878	11	11	66
Reset [6] (5-7 years)	3,205	84	83	69
Return of Premium (“ROP”) [7]/Other	20,733	108	86	67
Subtotal U.S. GMDB	69,832	4,668	1,183	68
Less: General Account Value with U.S. GMDB	7,412
Subtotal Separate Account Liabilities with GMDB	62,420
Separate Account Liabilities without U.S. GMDB	77,456
Total Separate Account Liabilities	$139,876
Japan GMDB [9], [11]	$22,846	$1,624	$1,250	71
Japan GMIB [9], [11]	$21,102	$509	$509	70

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years . The GRB related to the Japan GMIB was $20.4 billion and $28.6 billion as of September 30, 2013 and December 31, 2012, respectively. The GRB related to the Japan GMAB and GMWB was $440 as of September 30, 2013 and $578 as of December 31, 2012. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of September 30, 2013, 46% of the GMDB RNAR and 89% of the GMIB NAR is reinsured to a Hartford affiliate, as a result, the effects of the reinsurance are not reflected in this disclosure.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)
In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2013	As of December 31, 2012
Equity securities (including mutual funds)	$56,808	$58,208
Cash and cash equivalents	5,612	6,940
Total	$62,420	$65,148
As of September 30, 2013 and December 31, 2012, approximately 15% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 85% and 84%, respectively, were invested in equity securities through these funds.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
10. Sales Inducements
Changes in sales inducement activity are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$325	$434
Sales inducements deferred	3	10
Amortization — Unlock benefit (charge) [1]	(71)	(68)
Amortization charged to income	(22)	(26)
Amortization related to business dispositions [2]	(71)	—
Balance end of period	$164	$350

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Commitments and Contingencies (continued)
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages; fact discovery is also in its early stages. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
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
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2013 is $1.1 billion. Of this $1.1 billion the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2013 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. Based on derivative market values as of September 30, 2013 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $27 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.
On June 17, 2013 S&P lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to BBB+. Given this downgrade action, termination rating triggers of one derivative counterparty relationship was impacted. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising its termination right. The Company is in the process of re-negotiating the rating trigger which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of September 30, 2013 the notional amount and fair value related to this counterparty is $1.3 billion and $(6), respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Employee Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1	$20	$—	$—
Interest cost	59	64	3	3
Expected return on plan assets	(80)	(78)	(4)	(4)
Amortization of prior service credit	—	(2)	(2)	(2)
Amortization of actuarial loss	15	52	1	—
Net periodic benefit cost	$(5)	$56	$(2)	$(3)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1	$70	$—	$2
Interest cost	178	188	8	11
Expected return on plan assets	(237)	(234)	(11)	(11)
Amortization of prior service credit	—	(7)	(5)	(3)
Amortization of actuarial loss	44	171	2	—
Curtailment gain due to plan freeze	—	(11)	—	—
Net periodic benefit cost	$(14)	$177	$(6)	$(1)
The income in 2013 is a result of the expected return on plan assets more than offsetting the lower expenses due to the announced plan freeze. Lower expenses are primarily due to a change in the amortization period resulting in lower amortization of actuarial losses.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation plans expense	$19	$20	$51	$73
Income tax benefit	(7)	(7)	(18)	(25)
Total stock-based compensation plans expense, after-tax	$12	$13	$33	$48
The Company did not capitalize any cost of stock-based compensation. As of September 30, 2013, the total compensation cost related to non-vested awards not yet recognized was $95, which is expected to be recognized over a weighted average period of 1.8 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Discontinued Operations
The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations due to the announced sale of HLIL.
The results of operations reflected as discontinued operations in the Condensed Consolidated Statements of Operations, consisting of amounts related to HLIL and Specialty Risk Services, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Earned premiums	$2	$—	$4	$—
Fee income	—	9	8	28
Net investment income (loss)
Securities available-for-sale and other	(1)	2	(3)	8
Equity securities, trading	—	75	138	155
Total Net Investment Income	(1)	77	135	163
Net realized capital gains (losses)	(11)	24	(53)	64
Total revenues	(10)	110	94	255
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	—	1	1	3
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	—	75	138	155
Insurance operating costs and other expenses	(2)	10	12	30
Total benefits, losses and expenses	(2)	86	151	188
Income (loss) before income taxes	(8)	24	(57)	67
Income tax expense (benefit)	(3)	3	(27)	3
Income (loss) from operations of discontinued operations, net of tax	(5)	21	(30)	64
Net realized capital (loss) on disposal, net of tax [1]	—	(1)	(102)	(1)
Income (loss) from discontinued operations, net of tax	$(5)	$20	$(132)	$63
[1] Includes an income tax benefit of $219 on the sale of HLIL for the nine months ended September 30, 2013.
The carrying values of the assets and liabilities of HLIL classified as held for sale in the Condensed Consolidated Balance Sheets are as follows:

As of
September 30, 2013
Assets
Fixed maturities	$469
Equity securities, trading	1,732
Short-term investments	2
Cash	115
Other assets	(316)
Total assets held for sale	$2,002
Liabilities
Other policyholder funds and benefits payable – international variable annuities	1,732
Other liabilities	(9)
Total liabilities held for sale	$1,723

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	Nine Months Ended September 30, 2013			Year Ended December 31, 2012
	Beginning of Period	Business Dispositions [1]	End of Period	Beginning of Period	Business Dispositions [2]	End of Period
Consumer Markets	119	—	119	119	—	119
Mutual Funds	149	—	149	159	(10)	149
Talcott Resolution:
Individual Life [3]	—	—	—	224	(224)	—
Retirement Plans [3]	87	(87)	—	87	—	87
Total Talcott Resolution	87	(87)	—	311	(224)	87
Corporate [3] [4]	299	(69)	230	417	(118)	299
Total	$654	$(156)	$498	$1,006	$(352)	$654

[1]	Represents a reduction in goodwill recognized in connection with the sale of Retirement Plans.

[2]	Represents a reduction in goodwill recognized in connection with the sale of WFS and a goodwill impairment recognized in connection with the sale of ILD.

[3]	For further information, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[4]
Carrying value as of September 30, 2013 and December 31, 2012 includes $138 for the Group Benefits and $92 for Mutual Funds reporting units. Carrying value as of December 31, 2012 also includes $69 for the Retirement Plans reporting unit.

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
Senior Debt
On March 26, 2013, the Company repurchased principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date. The Company recognized a loss on extinguishment in 2013 of approximately $213, before tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized discount and debt issuance costs.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Debt (continued)
Debt is carried net of discount. The carrying value of the Senior Notes and Debentures and Junior Subordinated Debentures by issuance are as follows:

	As of
	September 30, 2013	December 31, 2012
Senior Notes and Debentures
4.625% Notes, due 2013	$—	$320
4.75% Notes, due 2014	200	200
4.0% Notes, due 2015	289	300
7.3% Notes, due 2015	167	200
5.5% Notes, due 2016	275	300
5.375% Notes, due 2017	415	499
4.0% Notes, due 2017	295	325
6.3% Notes, due 2018	320	500
6.0% Notes, due 2019	413	500
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	796	796
7.65% Notes, due 2027	80	149
7.375% Notes, due 2031	63	92
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	295	299
6.1% Notes, due 2041	326	325
6.625% Notes, due 2042	177	424
4.3% Notes, due 2043	298	—
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Debt	6,306	7,126
Less: Current maturities of long-term debt	200	320
Long-term Debt	$6,106	$6,806
Revolving Credit Facility
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of September 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Equity
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for a $500 equity repurchase program to be completed by December 31, 2014. During the nine months ended September 30, 2013, the Company repurchased 12.7 million common shares, for $375, and 1.6 million warrants, for $33, through this program. In addition, the Company repurchased 1.8 million common shares, for $60, from October 1, 2013 to October 24, 2013.
On June 26, 2013 the Board of Directors approved a $750 increase in the Company's authorized equity repurchase program, bringing the total authorization to $1.25 billion, with $842 remaining as of September 30, 2013. The warrants outstanding at September 30, 2013 were 47.5 million.
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
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through September 30, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to September 30, 2013, and asset impairment and related charges, will be expensed as appropriate.
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
Restructuring costs and other costs of approximately $276, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs as of September 30, 2013 are as follows:

Property & Casualty Commercial	$7
Consumer Markets	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	69
Corporate	261
Total restructuring and other costs, pre-tax	$345

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Restructuring and Other Costs (continued)
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance benefits and related costs	$2	$38	$22	$76
Professional fees	3	15	13	28
Asset impairment charges	10	—	17	5
Other contract termination charges	—	—	—	1
Total restructuring and other costs	$15	$53	$52	$110
Restructuring and other costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property & Casualty Commercial	$1	$1	$1	$5
Consumer Markets	—	—	—	1
Group Benefits	—	1	—	1
Mutual Funds	(1)	1	1	2
Talcott Resolution	1	33	1	47
Corporate	14	17	49	54
Total restructuring and other costs	$15	$53	$52	$110
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Nine Months Ended September 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	22	13	17	—	52
Payments/write-offs	(68)	(13)	—	—	(81)
Balance, end of period	$24	$—	$17	$—	$41

	Nine Months Ended September 30, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$12	$—	$—	$5	$17
Accruals/provisions	76	28	5	1	110
Payments/write-offs	(67)	(19)	(5)	(5)	(96)
Balance, end of period	$21	$9	$—	$1	$31

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Changes In and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI by component consist of the following:
Three months ended September 30, 2013

	Net Unrealized Gain on Securities [1]	OTTI Losses in OCI [1]	Net Gain (Loss) on Cash Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Pension and Other Postretirement Plan Adjustments [1]	Total AOCI [1]
Beginning balance	$1,162	$(23)	$188	$92	$(1,345)	$74
OCI before reclassifications	(212)	5	—	92	—	(115)
Amounts reclassified from AOCI	38	(2)	(21)	—	9	24
Net OCI	(174)	3	(21)	92	9	(91)
Ending balance	$988	$(20)	$167	$184	$(1,336)	$(17)
[1]    All amounts are net of tax and DAC.
Nine months ended September 30, 2013

	Net Unrealized Gain on Securities [1]	OTTI Losses in OCI [1]	Net Gain (Loss) on Cash Flow Hedging Instruments [1]	Foreign Currency Translation Adjustments [1]	Pension and Other Postretirement Plan Adjustments [1]	Total AOCI [1]
Beginning balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843
OCI before reclassifications	(1,367)	43	(157)	(222)	(1)	(1,704)
Amounts reclassified from AOCI	(1,063)	(16)	(104)	—	27	(1,156)
Net OCI	(2,430)	27	(261)	(222)	26	(2,860)
Ending balance	$988	$(20)	$167	$184	$(1,336)	$(17)
[1]    All amounts are net of tax and DAC.
Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$(59)	$1,636	Net realized capital gains (losses)
	(59)	1,636	Total before tax
	(21)	573	Income tax expense
	$(38)	$1,063	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$3	$24	Net realized capital gains (losses)
	3	24	Total before tax
	1	8	Income tax expense (benefit)
	$2	$16	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$4	$84	Net realized capital gains (losses)
Interest rate swaps	24	73	Net investment income
Foreign currency swaps	4	3	Net realized capital gains (losses)
	32	160	Total before tax
	11	56	Income tax expense
	$21	$104	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(16)	(46)	Insurance operating costs and other expenses
	(14)	(41)	Total before tax
	(5)	(14)	Income tax expense
	(9)	(27)	Net income (loss)
Total amounts reclassified from AOCI	$(24)	$1,156	Net income (loss)

[1]	The nine months ended September 30, 2013 includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The nine months ended September 30, 2013 includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, “The Hartford” or the “Company”) as of September 30, 2013, compared with December 31, 2012, and its results of operations for the three and nine months ended September 30, 2013, compared to the equivalent 2012 periods. This discussion should be read in conjunction with MD&A in The Hartford’s 2012 Form 10-K Annual Report. Certain reclassifications have been made to prior period financial information to conform to the current period presentation.
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. For further discussion of these and other such transactions, see Note 2 - Business Dispositions and Note 7 - Reinsurance of Notes to Condensed Consolidated Financial Statements. In connection with the Company's June 27, 2013 announcement of the signing of a definitive agreement to sell HLIL, the operations of the Company's U.K. variable annuity business met the criteria for reporting as discontinued operations as further discussed in Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Hartford defines increases or decreases greater than or equal to 200%, or changes from a net gain to a net loss position, or vice versa, as “NM” or not meaningful.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Earned premiums	$3,337	$3,401	(2%)	$9,882	$10,243	(4%)
Fee income	708	1,109	(36%)	2,106	3,338	(37%)
Net investment income (loss):
Securities available-for-sale and other	812	1,028	(21%)	2,535	3,189	(21%)
Equity securities, trading [1]	878	635	38%	4,629	1,734	167%
Total net investment income	1,690	1,663	2%	7,164	4,923	46%
Net realized capital gains (losses) [2]	(162)	95	NM	796	(266)	NM
Other revenues	68	64	6%	201	184	9%
Total revenues	5,641	6,332	(11%)	20,149	18,422	9%
Benefits, losses and loss adjustment expenses	2,739	3,270	(16%)	8,289	9,927	(17%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	878	635	38%	4,628	1,733	167%
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	594	566	5%	2,321	1,441	61%
Insurance operating costs and other expenses	993	1,267	(22%)	3,137	3,871	(19%)
Loss on extinguishment of debt	—	—	—%	213	910	(77%)
Reinsurance loss on dispositions	—	533	(100%)	1,574	533	195%
Interest expense	94	109	(14%)	301	348	(14%)
Total benefits, losses and expenses	5,298	6,380	(17%)	20,463	18,763	9%
Income (loss) from continuing operations before income taxes	343	(48)	NM	(314)	(341)	(8%)
Income tax benefit	45	(41)	NM	(308)	(286)	8%
Income (loss) from continuing operations, net of tax	298	(7)	NM	(6)	(55)	(89%)
Income (loss) from discontinued operations, net of tax	(5)	20	(125%)	(132)	63	NM
Net income (loss)	$293	$13	NM	$(138)	$8	NM
Supplemental Operating Data
Income (loss) from continuing operations, net of tax, available to common shareholders per diluted common share	$0.61	$(0.04)	NM	$(0.04)	$(0.20)	(80%)
Net income (loss) available to common shareholders per diluted common share	0.60	0.01	NM	(0.33)	(0.05)	NM
Total revenues, excluding net investment income on equity securities, trading	4,763	5,697	(16%)	15,520	16,688	(7%)

	September 30,	December 31,
Summary of Financial Condition	2013	2012
Total assets	$283,947	$298,513
Total investments, excluding equity securities, trading	80,721	105,317
Total stockholders’ equity	18,928	22,447

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]	Includes net realized gains (losses) on business dispositions of $1,575 for the nine months ended September 30, 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
Net income (loss) by segment	2013	2012	Increase (Decrease) From 2012 to 2013	2013	2012	Increase (Decrease) From 2012 to 2013
Property & Casualty Commercial	$174	$164	$10	$619	$502	$117
Consumer Markets	68	94	(26)	160	152	8
Property & Casualty Other Operations	22	24	(2)	(28)	36	(64)
Group Benefits	31	30	1	134	83	51
Mutual Funds	19	18	1	57	56	1
Talcott Resolution	7	(121)	128	(619)	149	(768)
Corporate	(28)	(196)	168	(461)	(970)	509
Net income (loss)	$293	$13	$280	$(138)	$8	$(146)
Three months ended September 30, 2013 compared to the three months ended September 30, 2012
The increase in net income from 2012 to 2013 was primarily due to the following items:

•
Reinsurance loss on disposition of $533, before tax, in 2012 consisting of an impairment of goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business, and losses in 2012 from the operations of the Retirement Plans and Individual Life businesses sold in the first quarter of 2013. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions of Condensed Consolidated Financial Statements

•
A decrease in insurance operating costs and other expenses due to a benefit of $57, before tax, for an insurance recovery from the Company's insurers for past legal expenses associated with closed litigation and a benefit of $19, before tax, from the resolution of an item under the Company's spin-off agreement with its former parent company.

•
Current accident year loss and loss adjustment expenses before catastrophes of $1.6 billion, before tax, decreased in 2013, compared to $1.7 billion, before tax, in 2012 driven by lower loss and loss adjustment expense ratios in P&C Commercial workers’ compensation and professional liability, and for the three month period, lower non-catastrophe property losses in Middle Market.

•
A decrease in the Unlock charge to $104, before tax in 2013 compared to $124, before tax, in 2012, primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during both periods. For further discussion of Unlocks, see MD&A - Critical Accounting Estimates, Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts and MD&A - Talcott Resolution.

Partially offsetting the increase in net income were the following items:

•
Current accident year catastrophe losses of $66, before tax, increased in 2013, compared to $10, before tax, in 2012. Losses in 2013 were primarily due to thunderstorms and tornadoes in the Midwest, South and mid-Atlantic states. Losses in 2012 were primarily due to a hurricane event in the South.

•	Unfavorable current accident year prior year loss reserve development of $17, before tax, in 2013, compared to favorable prior year loss reserve development of $33, before tax, in 2012.

•
Net realized capital gains (losses) decreased to a net realized capital loss of $162 in 2013 compared to net realized capital gains of $95 in 2012, primarily due to losses on the international variable annuity hedge program in 2013. The losses in 2013 primarily resulted from the rising equity markets. Certain hedge assets generated realized capital losses on rising equity markets and weakening of the yen and are used to hedge liabilities that are not carried at fair value. For further discussion of investment results, see MD&A - Key Performance Measures and Ratios, Net Realized Capital Gains (Losses). For information on the related sensitivities of the variable annuity hedging program, see Enterprise Risk Management, Variable Product Guarantee Risks and Risk Management.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
The decrease in net income from 2012 to 2013 was primarily due to the following items:

•
An increase in the Unlock charge of $881, before tax, in 2013 compared to $18, before tax, in 2012. The Unlock charge in 2013 was primarily due to Japan hedge cost assumption changes, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge in 2012 was driven by assumption changes in connection with the annual policyholder behavior assumption study in the third quarter, partially offset by actual separate account returns above our aggregated estimated returns during the period. For further discussion of Unlocks, see MD&A - Critical Accounting Estimates, Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts and MD&A - Talcott Resolution.

•
Net realized capital gains (losses), excluding the realized capital gain on business dispositions, decreased to a loss of $779, before tax, from a loss in the prior year of $266, before tax, primarily due to losses on the international variable annuity hedge program in 2013. The losses in 2013 primarily resulted from the weakening of the yen and rising equity markets. Certain hedge assets generated realized capital losses on rising equity markets and weakening of the yen and are used to hedge liabilities that are not carried at fair value. For further discussion of investment results, see MD&A - Key Performance Measures and Ratios, Net Realized Capital Gains (Losses). For information on the related sensitivities of the variable annuity hedging program, see Enterprise Risk Management, Variable Product Guarantee Risks and Risk Management.

•
Income (loss) from discontinued operations, net of tax, decreased, primarily due to the realized capital loss on the sale of Hartford Life International, Ltd. ("HLIL") of $102, after-tax, in the second quarter of 2013.

•
Net asbestos reserve strengthening of $130, before tax in 2013, compared to $48, before tax in 2012, resulting from the Company's annual review of its asbestos liabilities. For further information, see Critical Accounting Estimates, Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance.

Partially offsetting the decrease in net income were the following items:

•
Reinsurance loss on disposition of $533, before tax, in 2012 consisting of an impairment of goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business, and losses in 2012 from the operations of the Retirement Plans and Individual Life businesses sold in the first quarter of 2013. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions of Condensed Consolidated Financial Statements.

•
A loss on extinguishment of debt of $213, before tax, in 2013, compared to $910, before tax in 2012. The loss in 2013 related to the repurchase of approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount, and debt issuance and other costs related to the repurchase transaction. The loss in 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz. The loss in 2012 consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.

•
Current accident year catastrophe losses of $284, before tax, in 2013, compared to $371, before tax, in 2012. Losses in 2013 were primarily due to hail, tornadoes and wind in the South and Midwest and winter storms in the South. Losses in 2012 were primarily due to severe thunderstorms, hail events, and tornadoes in the South, Midwest and Mid-Atlantic states.

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
Overview
As a result of a strategic business realignment announced in March 2012, the Company is currently focusing its new business efforts on Property & Casualty, Group Benefits and Mutual Fund businesses. The objective of this realignment is to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility.
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
During the nine months ended September 30, 2013, the Company repurchased 12.7 million common shares, for $375, and 1.6 million warrants, for $33 under the equity repurchase program. In addition, the Company repurchased 1.8 million common shares, for $60, from October 1, 2013 to October 24, 2013.
On March 26, 2013, the Company repurchased principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date. The Company recognized a loss on extinguishment in the nine months ended September 30, 2013 of approximately $213, before tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized discount and debt issuance costs. On April 15, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. On July 15, 2013, the Company repaid $320 of 4.625% senior notes upon maturity. For additional information regarding debt, see Note 16 - Debt of Notes to Condensed Consolidated Financial Statements.
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
Consumer Markets
The Company expects written premiums to be approximately 2% higher in 2013 compared to 2012, with growth in both AARP Direct and in business sold through independent agents to AARP members. Most of Consumer Markets' direct sales to the consumer are associated with its exclusive licensing arrangement with AARP to market automobile, homeowners and home-based business insurance products to AARP's approximately 37 million members. The company recently announced that this licensing arrangement had been extended through January 1, 2023. In 2013, management expects an increase in new business and improvement in premium retention driven by the effect of renewal written price increases on retained business. Within the Agency channel, management expects written premiums from policyholders other than AARP members to decline, driven by continued pricing and underwriting actions to improve profitability, including efforts to reposition the book into more mature, preferred market business. Management expects that the combined ratio before catastrophes and prior accident year development will be flat to slightly improved for full year 2013 as compared to 2012. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve slightly for the 2013 full year driven by anticipated earned pricing increases that are expected to outpace the combination of slightly lower claim frequency and higher average claim severity. For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to be flat in 2013, driven by earned pricing increases and a continuation of the favorable non-catastrophe weather claim frequency that occurred in 2012.
Group Benefits
Group Benefits premiums are expected to decline for 2013 as compared to 2012, reflecting the Company’s continued pricing discipline on new sales and renewals to improve profitability, including the loss of our largest account due to pricing and other considerations, and management actions within the Association business. Overall, the reductions to premiums will not significantly impact Group Benefits profitability due to expected improvements in the disability loss ratios as a result of pricing actions and improvements in claims management. The Company expects Group Benefits’ disability results to improve for the full year 2013 as compared to 2012.
Mutual Funds
The primary objective of Mutual Funds is to increase earnings by growing total assets under management. Fund performance, fluctuations in the financial markets, developing and maintaining client relationships and net flows are all factors that influence assets under management. The relationship with Wellington Management Company, our primary sub-advisor, provides our retail and defined contribution clients with a diversified lineup of domestic and international equity, fixed income and asset allocation funds. These products, combined with our fund performance and expanded key client relationships, should drive improved net flows and earnings going forward.
Talcott Resolution
The principal goal for Talcott Resolution is to reduce the size and risk associated with the Company's U.S. and international in-force variable annuities. As a result, the Company expects account values and consequently earnings to decline over time as fees decrease due to surrenders, policyholder initiatives or transactions with third parties that will reduce the size of this legacy book of business. Our international variable annuity business will also continue to be a significant driver of earnings variability due to hedge programs which generate mark to market gains and losses while the underlying international liabilities being hedged are not marked to market. This can result in unpredictable earnings volatility period to period. Contract surrender rates for the Japan book of business have increased significantly over the past six months as market appreciation has increased account values though it is difficult to determine whether increased surrender rates will persist and for how long.  Higher surrender rates in Japan reduces the Company's exposure to guarantees under the variable annuity contracts, but also results in lower fee income.

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
Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2013 follows:

Nine Months Ended September 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,925	1,769	—	4,694
Current accident year catastrophes [3]	98	186	—	284
Prior accident years	71	(39)	145	177
Total provision for unpaid losses and loss adjustment expenses	3,094	1,916	145	5,155
Less: Payments	2,973	2,027	225	5,225
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,776	1,799	3,044	18,619
Reinsurance and other recoverables	2,481	14	600	3,095
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,257	$1,813	$3,644	$21,714
Earned premiums	$4,637	$2,729
Loss and loss expense paid ratio [1]	64.1	74.3
Loss and loss expense incurred ratio	66.7	70.2
Prior accident years development (pts) [2]	1.5	(1.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2013
Category [1]	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Wind and hail	$69	$106	$—	$175
Tornadoes	17	42	—	59
Other [2]	12	38	—	50
Total	$98	$186	$—	$284
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes wildfire, winter storms and flooding.

Prior accident years development recorded in 2013
Included within prior accident years development for the three and nine months ended September 30, 2013 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$86	$—	$—	$86
Homeowners	—	1	—	1
Professional liability	—	—	—	—
Package business	—	—	—	—
General liability	(45)	—	—	(45)
Fidelity and surety	—	—	—	—
Commercial property	(1)	—	—	(1)
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	1	1
Uncollectible reinsurance	—	—	—	—
Workers’ compensation	(10)	—	—	(10)
Workers’ compensation - NY 25A Fund for Reopened Cases	—	—	—	—
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(12)	(8)	—	(20)
Other reserve re-estimates, net	—	(4)	1	(3)
Total prior accident years development	$26	$(11)	$2	$17

Nine Months Ended September 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$141	$2	$—	$143
Homeowners	—	(9)	—	(9)
Professional liability	(29)	—	—	(29)
Package business	(14)	—	—	(14)
General liability	(74)	—	—	(74)
Fidelity and surety	(5)	—	—	(5)
Commercial property	(7)	—	—	(7)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	12	12
Uncollectible reinsurance	(25)	—	—	(25)
Workers’ compensation	9	—	—	9
Workers’ compensation - NY 25A Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	23	—	—	23
Catastrophes	(21)	(37)	—	(58)
Other reserve re-estimates, net	(7)	5	3	1
Total prior accident years development	$71	$(39)	$145	$177
During the three and nine months ended September 30, 2013, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability, primarily related to specialty lines claims, arising from a higher frequency of large loss bodily injury claims in accident years 2010 through 2012.

•
Released reserves in general liability in accident years 2006 through 2011. The emergence of claim severity as well as the frequency of late reported claims for these years was lower than expected and management has placed more weight on the emerged experience.

•	Released reserves in professional liability for accident years 2008 through 2012 due to lower than expected claim severity, primarily for large-sized accounts.

•	Released reserves for catastrophes primarily related to Storm Sandy.

•
Other reserve re-estimates, net includes an $18 recovery related to a class action settlement with American International Group involving prior accident years involuntary workers compensation pool loss and loss adjustment expense.

•
Reserve strengthening in the nine months ended September 30, 2013 related to the closing of the New York Section 25A Fund for Reopened Cases (the "Fund"). These claims were previously funded through assessments and paid by the Fund. The claims will become payable by the Company effective January 1, 2014.

•	The Company reviewed its allowance for uncollectible reinsurance in the second quarter of 2013 and reduced its allowance as a result of favorable collections compared to expectations.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2012 follows:

Nine Months Ended September 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,111	1,797	—	4,908
Current accident year catastrophes [3]	116	255	—	371
Prior accident years	54	(127)	60	(13)
Total provision for unpaid losses and loss adjustment expenses	3,281	1,925	60	5,266
Less: Payments	3,001	2,049	234	5,284
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,374	1,928	3,197	18,499
Reinsurance and other recoverables	2,345	10	678	3,033
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,719	$1,938	$3,875	$21,532
Earned premiums	$4,691	$2,725
Loss and loss expense paid ratio [1]	64.0	75.2
Loss and loss expense incurred ratio	69.9	70.6
Prior accident years development (pts) [2]	1.2	(4.7)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2012
Category	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Wind and Hail [1]	$65	$159	$—	$224
Tornadoes [1]	30	43	—	73
Hail [1]	20	35	—	55
Wildfire	1	18	—	19
Total	$116	$255	$—	$371
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2012
Included within prior accident years development for the three and nine months ended September 30, 2012 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$14	$(38)	$—	$(24)
Homeowners	—	(4)	—	(4)
Professional liability	22	—	—	22
Package business	(2)	—	—	(2)
General liability	(36)	—	—	(36)
Fidelity and surety	(8)	—	—	(8)
Commercial property	1	—	—	1
Net asbestos reserves	—	—	—	—
Net environmental reserves	—	—	—	—
Workers’ compensation	18	—	—	18
Workers’ compensation - NY 25a Fund for Reopened Cases	—	—	—	—
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(2)	(6)	—	(8)
Other reserve re-estimates, net	—	(1)	1	—
Total prior accident years development	$15	$(49)	$1	$(33)

Nine Months Ended September 30, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$45	$(79)	$—	$(34)
Homeowners	—	(10)	—	(10)
Professional liability	40	—	—	40
Package business	(34)	—	—	(34)
General liability	(76)	—	—	(76)
Fidelity and surety	3	—	—	3
Commercial property	(5)	—	—	(5)
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	8	8
Workers’ compensation	69	—	—	69
Workers’ compensation - NY 25a Fund for Reopened Cases	—	—	—	—
Change in workers’ compensation discount, including accretion	45	—	—	45
Catastrophes	(38)	(29)	—	(67)
Other reserve re-estimates, net	5	(9)	4	—
Total prior accident years development	$54	$(127)	$60	$(13)
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three and nine months ended September 30, 2013.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended September 30, 2013	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,805		$289	$1,007	$3,101
Losses and loss adjustment expenses incurred	—		1	1	2
Less : losses and loss adjustment expenses paid	42		7	10	59
Ending liability – net [2][3]	$1,763	[4]	$283	$998	$3,044

Nine Months Ended September 30, 2013	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,776		$290	$1,058	$3,124
Losses and loss adjustment expenses incurred	130		12	3	145
Less : losses and loss adjustment expenses paid	143		19	63	225
Ending liability – net [2][3]	$1,763	[4]	$283	$998	$3,044

[1]
In addition to various insurance and assumed reinsurance exposures, “All Other” includes unallocated loss adjustment expense reserves. “All Other” also includes The Company's allowance for uncollectible reinsurance. When the Company commutes a ceded reinsurance contract or settles a ceded reinsurance dispute, the portion of the allowance for uncollectible reinsurance attributable to that commutation or settlement, if any, is reclassified to the appropriate cause of loss.

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $6, respectively, as of September 30, 2013, $14 and $7, respectively, as of March 31, 2013 and June 30, 2013 and $15 and 7, respectively, as of December 31, 2012; total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2013 includes $2 and $6, respectively, related to asbestos and environmental claims, and total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2013 includes $3 and $8, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,257 and $325, respectively, as of September 30, 2013, $2,310 and $333, respectively, as of June 30, 2013, $2,226 and $330, respectively, as of March 31, 2013 and $2,294 and $334, respectively as of December 31, 2012.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $201 and $214, respectively, resulting in a one year net survival ratio of 8.8 and a three year net survival ratio of 8.3. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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
The following table sets forth, for the three and nine months ended September 30, 2013, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended September 30, 2013	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$35	$—	$7	$1
Assumed Reinsurance	12	—	1	—
London Market	4	—	1	—
Total	51	—	9	1
Ceded	(9)	—	(2)	—
Net	$42	$—	$7	$1

Nine Months Ended September 30, 2013	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$107	$72	$16	$6
Assumed Reinsurance	44	50	2	6
London Market	13	8	3	—
Total	164	130	21	12
Ceded	(21)	—	(2)	—
Net	$143	$130	$19	$12

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2013 includes $2 and $6, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2013 includes $3 and $8, respectively, related to asbestos and environmental claims.

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
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2013 of $2.1 billion ($1.78 billion and $289 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.7 billion to $2.4 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2012 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
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
In the third quarter of 2013, the Company completed its annual comprehensive non-market related policyholder behavior assumption study and incorporated the results of the study into its projections of estimated future gross profits. All assumptions changes are considered an Unlock in the period of revision. The Company will continue to evaluate our assumptions related to policyholder behavior as we begin to implement initiatives to reduce the size of the variable annuity business.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of September 30, 2013	As of December 31, 2012
DAC [1]	$1,632	$5,112
SIA [1]	$164	$325
URR [2]	$53	$1,880
Death and Other Insurance Benefit Reserves [3]	$1,214	$1,942

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

Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
DAC	$(170)	$(79)	$(1,091)	$(44)
SIA	(12)	(67)	(71)	(68)
URR	12	14	15	19
Death and Other Insurance Benefit Reserves	66	8	266	75
Total (before tax)	$(104)	$(124)	$(881)	$(18)
Income tax effect	(37)	(45)	(309)	(7)
Total (after-tax)	$(67)	$(79)	$(572)	$(11)
The Unlock charge for the three months ended September 30, 2013 was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during the period. The Unlock charge in 2013 was driven by an increase in lapses and partial withdrawals and a reduction in the spread between assumed investment income and contract crediting rates. The Unlock charge for the three months ended September 30, 2012 was primarily due to the annual policyholder assumption update, partially offset by actual separate account returns above our aggregated estimated returns during the period. The Unlock charge in 2012 was driven by lower estimated gross profits due to increased unit costs and changes to benefit utilization assumptions.

The Unlock charge for the nine months ended September 30, 2013 was primarily due to the Japan hedge cost assumption changes in the first quarter, partially offset by actual separate account returns above our aggregated estimated returns during the period. The Unlock charge for the nine months ended September 30, 2013 includes a charge of $887, before tax, for hedge cost assumption changes related to the elimination of future estimated gross profits on the Japan variable annuity block based on increased costs associated with expanding the Japan variable annuity hedging program earlier in 2013.The Unlock charge for the nine months ended September 30, 2012 was primarily due to assumption changes in connection with the annual policyholder behavior assumption study in the third quarter, partially offset by actual separate account returns above our aggregated estimated returns during the period.
The after-tax (charge) benefit related to the annual policyholder assumption changes and market performance and other attributes for the three months ended September 30, 2013 is as follows:

	Talcott Resolution
	Three Months Ended September 30, 2013
	U.S. Annuity	Japan Annuity	PPLI [1]	Total
Assumption changes	$(108)	$4	$(4)	$(108)
Market performance and other attributes [2]	8	33	—	41
Total (after-tax)	$(100)	$37	$(4)	$(67)

[1]	Private Placement Life Insurance.

[2]	Other attributes include non-market components such as lapses.

An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 37% as of September 30, 2013. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Goodwill Impairment
The carrying value of goodwill allocated to reporting units is as follows:

	As of September 30, 2013			As of December 31, 2012
	Segment Goodwill	Goodwill in Corporate	Total	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138	$—	$138	$138
Consumer Markets	119	—	119	119	—	119
Mutual Funds [2]	149	92	241	149	92	241
Talcott Resolution:
Retirement Plans [1] [2]	—	—	—	87	69	156
Total	$268	$230	$498	$355	$299	$654
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

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2013 and 2012. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2012 Form 10-K Annual Report.
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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, core earnings excluding buyouts and realized gains (losses) for the three and nine months ended September 30, 2013 and 2012 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three and nine months ended September 30, 2013 and 2012 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

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
A reconciliation of net income (loss) to core earnings for the three and nine months ended September 30, 2013 and 2012 is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$293	$13	$(138)	$8
Less: Unlock charge, after-tax	(67)	(79)	(572)	(11)
Less: Restructuring and other costs, after-tax	(10)	(34)	(34)	(71)
Less: Income (loss) from discontinued operations, after-tax	(5)	20	(132)	63
Less: Loss on extinguishment of debt, after-tax	—	—	(138)	(587)
Less: Net reinsurance loss on dispositions, after-tax	—	(388)	(24)	(388)
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings [1]	(130)	61	(524)	(128)
Core earnings	$505	$433	$1,286	$1,130

[1]
Excludes net realized gain on dispositions of $1.0 billion, after-tax, for the nine months ended September 30, 2013 relating to the sales of the Retirement Plans and Individual Life businesses which are included in net reinsurance loss on dispositions, after-tax.

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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the three and nine months ended September 30, 2013 and 2012 is set forth in the ROA section within MD&A - Mutual Funds.
Underwriting gain (loss)
The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before tax measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of underwriting gain (loss) to net income for Property & Casualty Commercial and Consumer Markets is set forth in their respective discussions herein.
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

Investment Results
Composition of Invested Assets

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$64,023	79.3%	$85,922	81.6%
Fixed maturities, at fair value using the fair value option ("FVO")	994	1.2%	1,087	1.0%
Equity securities, AFS, at fair value	862	1.1%	890	0.8%
Mortgage loans	5,575	6.9%	6,711	6.4%
Policy loans, at outstanding balance	1,415	1.8%	1,997	1.9%
Limited partnerships and other alternative investments	3,059	3.8%	3,015	2.9%
Other investments [1]	647	0.8%	1,114	1.1%
Short-term investments	4,146	5.1%	4,581	4.3%
Total investments excluding equity securities, trading	80,721	100%	105,317	100%
Equity securities, trading, at fair value [2]	22,343		28,933
Total investments	$103,064		$134,250

[1]	Primarily relates to derivative instruments.

[2]
As of September 30, 2013 and December 31, 2012, approximately $22.3 billion and $27.1 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of September 30, 2013 and December 31, 2012, respectively, Japan equity 21% and 20%, Japan fixed income (primarily government securities) 15% and 15%, global equity 22% and 21%, global government bonds 41% and 43%, and cash and other 1% and 1%.

Total investments decreased since December 31, 2012, principally due to the sale of the Retirement Plans and Individual Life businesses resulting in the transfer of invested assets with a carrying value of $17.3 billion in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. In addition, as a result of the announced sale of the U.K. variable annuity business, HLIL, the carrying values of the assets and liabilities supporting this business have been classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2013. For further discussion of this transaction, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. As of September 30, 2013, fixed maturities, AFS and equity securities trading of $469 and $1.7 billion, respectively, are classified as assets held for sale in the Condensed Consolidated Balance Sheet and are excluded from the table above. The remaining decrease in total invested assets is primarily due to a decrease in fixed maturities, AFS, equity securities, trading, short-term investments, and other investments. The decrease in fixed maturities, AFS was due to a decline in valuations due to an increase in interest rates, hedging activity including collateral movements, reductions in dollar rolls and capital management. The decline in equity securities, trading was primarily due to variable annuity policy surrenders and depreciation of the Japanese Yen as compared to the U.S. dollar, partially offset by equity market gains. The decrease in short-term investments is primarily attributable to a decline in derivative collateral held due to decreases in derivative market values. The decline in other investments was primarily related to the variable annuity hedge program, due to a decline in derivative market values, resulting from increases in equity market valuations and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$657	4.2%	$828	4.2%	$1,991	4.2%	$2,527	4.2%
Equity securities, AFS	7	2.8%	5	2.3%	21	3.3%	23	3.2%
Mortgage loans	65	4.7%	88	5.1%	192	4.8%	253	5.2%
Policy loans	20	5.6%	30	6.1%	62	5.9%	90	6.1%
Limited partnerships and other alternative investments	46	6.1%	28	3.8%	207	9.1%	152	7.8%
Other [3]	47		75		150		226
Investment expense	(30)		(26)		(88)		(82)
Total securities AFS and other	812	4.2%	1,028	4.2%	2,535	4.3%	3,189	4.4%
Equity securities, trading	878		635		4,629		1,734
Total net investment income (loss)	$1,690		$1,663		7,164		4,923
Total securities, AFS and other excluding limited partnerships and other alternative investments	$766	4.1%	$1,000	4.2%	$2,328	4.1%	$3,037	4.3%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests. Yield calculations for the nine months ended September 30, 2013 exclude assets transfered due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for all periods exclude income and assets associated with the disposal of the HLIL business.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Total net investment income declined primarily due to a decrease in asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013, but also reflects a slight decline in yield. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. This decline was partially offset by higher income from equity securities, trading, as a result of broad global equity market appreciation; as well as limited partnerships, due to underlying real estate and private equity funds selling underlying investments.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.1% or approximately10 basis points in the third quarter of 2013 versus the third quarter of 2012 based upon the impacts of the divested Individual Life and Retirement Plans businesses. The invested assets transferred associated with the divested Individual Life and Retirement Plans businesses had a carrying value of $17.3 billion and an average book yield, including the impact of associated derivatives, of approximately 5.0% and represent the vast majority of the estimated change in the net investment income yield. The average reinvestment rate for the nine months ended September 30, 2013 was approximately 3.7%, excluding treasury securities and mortgage backed securities related to dollar roll transactions (for further discussion on dollar roll transactions see Note 6 - Investments and Derivative Investments of Notes to Condensed Consolidated Financial Statements), which is slightly higher than the average yield of sales and maturities for the same period. Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for the full year 2013, to remain relatively consistent with the third quarter annualized net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2013	2012	2013	2012
Gross gains on sales	$106	$194	$2,034	$666
Gross losses on sales	(139)	(131)	(339)	(386)
Net OTTI losses recognized in earnings	(26)	(37)	(59)	(164)
Valuation allowances on mortgage loans	—	—	—	1
Japanese fixed annuity contract hedges, net [1]	(8)	(24)	(4)	(42)
Periodic net coupon settlements on credit derivatives/Japan	3	2	(3)	1
Results of variable annuity hedge program
GMWB derivatives, net	203	381	219	451
U.S. macro hedge program	(50)	(109)	(182)	(292)
Total U.S. program	153	272	37	159
International program	(286)	(176)	(1,199)	(657)
Total results of variable annuity hedge program	(133)	96	(1,162)	(498)
Other, net [2]	35	(5)	329	156
Net realized capital gains (losses)	$(162)	$95	$796	$(266)

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, gains and losses on non-qualifying derivatives.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains on sales for the three months ended September 30, 2013 were primarily due to gains on the sale of industrial corporate, RMBS, and ABS. Gross losses on sales for the three months ended September 30, 2013 were the result of losses on sales of U.S. treasury and other corporate securities due to rising interest rates. The sales were primarily as a result of management of duration and liquidity; as well as, progress towards sector allocation objectives. Gross gains and losses on sales for the nine months ended September 30, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.
•   Gross gains and losses on sales for three and nine months ended September 30, 2012 were predominately from sales of investment grade corporate securities, U.S. Treasuries and municipals bonds due to tactical repositioning of the portfolio.
Net OTTI losses
•      For further information, see Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program
•      For the three and nine months ended September 30, 2013 the net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $83 and $186, respectively, due to favorable policyholder behavior largely related to increased surrenders, and gains of $27 and $63, respectively, due to the passage of time. Additional gains of $75 related to the U.S. GMWB product for the three months ended September 30, 2013 were primarily due to liability assumption updates for lapses and withdrawal rates.

•
For the nine months ended September 30, 2013 the loss on the U.S. macro hedge program was primarily due to losses of $98 related to an improvement in domestic equity markets, losses of $44 due to passage of time, and losses of $44 driven by an increase in long term interest rates.

•
For the three and nine months ended September 30, 2013 the losses associated with the international program were primarily driven by losses of $271 and $808, respectively, due to an improvement in global equity markets, and losses of $107 and $505, respectively, due to a depreciation of the Japanese yen in relation to the euro.

• For the three and nine months ended September 30, 2012 the gain on U.S. GMWB related derivatives, net, was primarily due to liability model assumption updates of $301 related to increased expenses and lower benefit utilization by policyholders offset by lower lapse rates, decreased domestic equity volatility gains of $42 and $73, respectively, and outperformance of the underlying actively managed funds as compared to their respective indices of $25 and $34, respectively.
• For the three and nine months ended September 30, 2012 the loss on the U.S. macro hedge program was primarily due to losses of $47 and $124, respectively, related to an increase in domestic equity markets, losses of $49 and $121, respectively, related to the passage of time, and losses of $16 and $56, respectively, related to a decrease in equity volatility.

•      For the three months ended September 30, 2012 the loss associated with the international program was primarily driven by losses of $240 due to an improvement in global and domestic equity markets, partially offset by gains of $91 due to an appreciation of the Japanese yen in relation to the euro and the U.S. dollar. For the nine months ended September 30, 2012 the loss associated with the international program was primarily driven by losses of $574 due to an improvement in global and domestic equity markets, losses of $202 due to depreciation of the Japanese yen in relation to the euro and the U.S. dollar, partially offset by gains of $79 due to a decline in interest rates.
Other, net
•      Other, net gain for the three months ended September 30, 2013 was primarily due to gains of $35 on credit derivatives due to credit spread tightening, and gains of $32 on interest rate derivatives driven by an increase in long term U.S. interest rates. These gains were partially offset by losses of $18 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to appreciation of the Japanese yen versus the U.S. dollar.

•
Other, net gain for the nine months ended September 30, 2013 was primarily due to gains of $197 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Additional gains of $71 on interest derivatives were primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2.

•      Other, net loss for the three months ended September 30, 2012 was primarily due to losses of $72 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to appreciation of the Japanese yen versus the U.S. dollar. Additional loss of $31 on Japan 3Win foreign currency swaps was primarily due to the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen and the decline in U.S. interest rates. These losses were primarily offset by gains of $91 on credit derivatives driven by credit spread tightening.
•      Other, net gain for the nine months ended September 30, 2012 was primarily due to gains of $242 on credit derivatives driven by credit spread tightening, partially offset by losses of $87 on Japan 3Win foreign currency swaps was primarily driven by the strengthening of the currency basis swap spread between U.S. dollar and Japanese yen and the decline in U.S. interest rates.

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2013	2012	Change	2013	2012	Change
Written premiums	$1,567	$1,552	1%	$4,745	$4,755	—%
Change in unearned premium reserve	4	(30)	NM	108	64	69%
Earned premiums	1,563	1,582	(1%)	4,637	4,691	(1%)
Losses and loss adjustment expenses
Current accident year before catastrophes	991	1,089	(9%)	2,925	3,111	(6%)
Current accident year catastrophes	48	10	NM	98	116	(16%)
Prior accident years	26	15	73%	71	54	31%
Total losses and loss adjustment expenses	1,065	1,114	(4%)	3,094	3,281	(6%)
Amortization of DAC	226	231	(2%)	679	693	(2%)
Underwriting expenses	238	218	9%	706	698	1%
Dividends to policyholders	4	5	(20%)	12	8	50%
Underwriting gain	30	14	114%	146	11	NM
Net servicing income	5	5	—%	18	13	38%
Net investment income	230	222	4%	732	696	5%
Net realized capital gains (losses)	(1)	10	NM	35	37	(5%)
Other expenses	(29)	(31)	(6%)	(87)	(83)	5%
Income from continuing operations before income taxes	235	220	7%	844	674	25%
Income tax expense	62	54	15%	224	168	33%
Income from continuing operations, net of tax	173	166	4%	620	506	23%
Income (loss) from discontinued operations, net of tax [1]	1	(2)	NM	(1)	(4)	75%
Net income	$174	$164	6%	$619	$502	23%

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 14 of Notes to Condensed Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures [1]	2013	2012	2013	2012
New business premium	$253	$230	$797	$747
Standard commercial lines policy count retention	81%	84%	81%	83%
Standard commercial lines renewal written pricing increase	8%	8%	8%	7%
Standard commercial lines renewal earned pricing increase	8%	6%	8%	5%
Standard commercial lines policies in-force as of end of period			1,254,532	1,268,823

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

	Three Months Ended September 30,			Nine Months Ended September 30,
Ratios	2013	2012	Change	2013	2012	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.4	68.8	5.4	63.1	66.3	3.2
Current accident year catastrophes	3.1	0.6	(2.5)	2.1	2.5	0.4
Prior accident years	1.7	0.9	(0.8)	1.5	1.2	(0.3)
Total loss and loss adjustment expense ratio	68.1	70.4	2.3	66.7	69.9	3.2
Expense ratio	29.7	28.4	(1.3)	29.9	29.7	(0.2)
Policyholder dividend ratio	0.3	0.3	—	0.3	0.2	(0.1)
Combined ratio	98.1	99.1	1.0	96.9	99.8	2.9
Catastrophe ratio
Current accident year	3.1	0.6	(2.5)	2.1	2.5	0.4
Prior accident years	(0.8)	(0.1)	0.7	(0.5)	(0.8)	(0.3)
Total catastrophe ratio	2.3	0.5	(1.8)	1.7	1.7	—
Combined ratio before catastrophes	95.8	98.6	2.8	95.2	98.1	2.9
Non-catastrophe prior year development	2.4	1.1	(1.3)	2.0	2.0	—
Combined ratio before catastrophes and prior accident year development	93.3	97.5	4.2	93.2	96.1	2.9
Other revenues [1]	$29	$27	7%	$88	$75	17%

[1]	Represents servicing revenues.
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Net income, as compared to the prior year periods, increased for the three and nine months ended September 30, 2013 driven primarily by improvements in underwriting results. For the three months ended September 30, 2013 underwriting results improved primarily due to lower losses and loss adjustment expenses before catastrophes partially offset by increased current accident year catastrophes and underwriting expenses. For the nine months ended September 30, 2013, underwriting results improved primarily due to lower current accident year losses before catastrophes.
Current accident year catastrophe losses for the three and nine months ended September 30, 2013 included thunderstorms and tornadoes in the Midwest and South. Current accident year catastrophe losses for the three and nine months ended September 30, 2012 included thunderstorms, hail and tornadoes in the Midwest, South and mid-Atlantic states.
Unfavorable prior year development, as compared to the prior year periods, increased for the three and nine months ended September 30, 2013. For information regarding prior accident years reserve development, including reserve (releases) strengthenings by reserve line, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Earned premiums, as compared to the prior year periods, decreased for the three and nine months ended September 30, 2013 primarily due to decreases in middle market workers' compensation business, partially offset by increases in small commercial workers' compensation business. The decrease in middle market was driven by lower policy count retention and policies-in-force. The increase in small commercial was driven by favorable renewal premium due to higher earned pricing, partially offset by lower policy count retention.
Current accident year loss and loss adjustment expenses before catastrophes decreased for the three and nine months ended September 30, 2013 primarily driven by lower loss and loss adjustment expense ratios in workers’ compensation and professional liability, and for the three month period, a lower loss and loss adjustment expense ratio in National Accounts and lower non-catastrophe property losses in Middle Market.
Net realized capital gains (losses), as compared to the prior year periods, decreased for the three and nine months ended September 30, 2013. For additional information, see the Investment Results section within Key Performance Measures and Ratios.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Written premiums	$988	$960	3%	$2,833	$2,771	2%
Change in unearned premium reserve	63	48	31%	104	46	126%
Earned premiums	925	912	1%	2,729	2,725	—%
Losses and loss adjustment expenses
Current accident year before catastrophes	616	628	(2%)	1,769	1,797	(2%)
Current accident year catastrophes	18	—	—%	186	255	(27%)
Prior accident years	(11)	(49)	(78%)	(39)	(127)	(69%)
Total losses and loss adjustment expenses	623	579	8%	1,916	1,925	—%
Amortization of DAC	82	82	—%	248	249	—%
Underwriting expenses	145	141	3%	427	437	(2%)
Underwriting gain	75	110	(32%)	138	114	21%
Net servicing income	5	2	150%	20	12	67%
Net investment income	33	38	(13%)	109	122	(11%)
Net realized capital gains	1	2	(50%)	5	7	(29%)
Other expenses	(14)	(13)	8%	(42)	(39)	8%
Income (loss) before income taxes	100	139	(28%)	230	216	6%
Income tax expense	32	45	(29%)	70	64	9%
Net income	$68	$94	(28%)	$160	$152	5%
Written Premiums
Product Line
Automobile	$668	$650	3%	$1,954	$1,919	2%
Homeowners	320	310	3%	879	852	3%
Total	$988	$960	3%	$2,833	$2,771	2%
Earned Premiums
Product Line
Automobile	$637	$632	1%	$1,882	$1,894	(1%)
Homeowners	288	280	3%	847	831	2%
Total	$925	$912	1%	$2,729	$2,725	—%

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2013	2012	2013	2012
Policies in-force end of period
Automobile			2,021,480	2,029,078
Homeowners			1,320,833	1,321,149
Total policies in-force end of period			3,342,313	3,350,227
New business written premium
Automobile	$100	$84	$280	$255
Homeowners	$35	$32	$99	$87
Policy count retention
Automobile	86%	85%	86%	85%
Homeowners	86%	87%	87%	86%
Renewal written pricing increase
Automobile	5%	4%	5%	4%
Homeowners	8%	6%	7%	6%
Renewal earned pricing increase
Automobile	5%	4%	5%	5%
Homeowners	6%	6%	6%	7%

	Three Months Ended September 30,			Nine Months Ended September 30,
Ratios and Supplemental Data	2013	2012	Change	2013	2012	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.6	68.9	2.3	64.8	65.9	1.1
Current accident year catastrophes	1.9	—	(1.9)	6.8	9.4	2.6
Prior accident years	(1.2)	(5.4)	(4.2)	(1.4)	(4.7)	(3.3)
Total loss and loss adjustment expense ratio	67.4	63.5	(3.9)	70.2	70.6	0.4
Expense ratio	24.5	24.5	—	24.7	25.2	0.5
Combined ratio	91.9	87.9	(4.0)	94.9	95.8	0.9
Catastrophe ratio
Current year	1.9	—	(1.9)	6.8	9.4	2.6
Prior years	(0.9)	(0.7)	0.2	(1.4)	(1.1)	0.3
Total catastrophe ratio	1.1	(0.7)	(1.8)	5.5	8.3	2.8
Combined ratio before catastrophes	90.8	88.6	(2.2)	89.5	87.5	(2.0)
Non-catastrophe prior year development	(0.3)	(4.7)	(4.4)	(0.1)	(3.6)	(3.5)
Combined ratio before catastrophes and prior accident years development	91.1	93.3	2.2	89.6	91.1	1.5
Other revenues [1]	$39	$37	5%	114	109	5%
Product Line Combined Ratios
Automobile	96.3	93.9	(2.4)	95.6	93.7	(1.9)
Homeowners	81.2	74.5	(6.7)	92.9	100.6	7.7
Total	91.9	87.9	(4.0)	94.9	95.8	0.9

[1]	Represents servicing revenues.
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Net income decreased for the three months and increased for the nine months ended September 30, 2013, relative to the comparable prior year periods. The decrease in the three months ended was primarily driven by current year catastrophes and lower favorable prior year development, partially offset by improved current accident year underwriting results before catastrophes. The increase in the nine months ended was primarily driven by improvements in current accident year underwriting results before catastrophes and by less severe current year catastrophes offset by lower favorable prior year development.
Current accident year catastrophe losses for the three and nine months ended September 30, 2013 were $18, before tax, and $186, before tax, respectively. In the three month period, catastrophes primarily included losses from wind and hail in Colorado and the Great Lakes states. In addition, the nine month period included a blizzard in the Texas panhandle and hail, tornadoes and wind in the Midwest. In 2012, catastrophes primarily included losses from severe thunderstorms and hail events in the South, Midwest and Mid-Atlantic states, as well as severe tornadoes and windstorms in the Midwest and South.
For information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.
Written premiums increased 3% for the three months and 2% for the nine months ended September 30, 2013, due to new business written premium growth in auto and home, primarily from the AARP Direct and AARP through agents distribution channels, improved policy count retention in auto and home for the nine months ended due to initiatives implemented over the last year, and an increase in renewal written pricing in auto and home.
Current accident year losses and loss adjustment expenses before catastrophes decreased for both the three and nine month periods. The current accident year loss and loss adjustment expense ratio before catastrophes for home decreased primarily due to favorable non-catastrophe weather and non-weather related claim frequency and earned pricing. The current accident year loss and loss adjustment expense ratio before catastrophes for auto decreased year over year due to earned pricing increases and moderate liability and physical damage loss cost trends.
Underwriting expenses increased for the three months ended September 30, 2013, due to higher marketing spend, while the related expense ratio remained flat due to higher earned premium. Underwriting expenses, and the related expense ratio, decreased for the nine months ended September 30, 2013, primarily due to reductions in service operation costs and lower commissions expense in the agency channel.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Policies of the Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2013	2012	Change	2013	2012	Change
Written premiums	$1	$—	100%	$2	$7	(71%)
Change in unearned premium reserve	1	—	100%	2	9	(78%)
Earned premiums	—	—	NM	—	(2)	NM
Losses and loss adjustment expenses
Prior accident years	2	1	100%	145	60	142%
Total losses and loss adjustment expenses	2	1	100%	145	60	142%
Underwriting expenses	8	8	—%	22	23	(4%)
Underwriting loss	(10)	(9)	11%	(167)	(85)	96%
Net servicing expense	—	—	NM	(1)	—	100%
Net investment income	33	35	(6%)	105	113	(7%)
Net realized capital gains (losses)	2	4	(50%)	6	12	(50%)
Other income	1	1	—%	2	4	(50%)
Income (loss) before income taxes	26	31	(16%)	(55)	44	NM
Income tax expense (benefit)	4	7	(43%)	(27)	8	NM
Net income (loss)	$22	$24	(8%)	$(28)	$36	(178%)
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Net income for the three months ended September 30, 2013, as compared to the prior year period, was relatively flat. The net income (loss) declined for the nine months ended September 30, 2013, as compared to the prior year periods, primarily due to net asbestos and environmental reserve strengthening. As part of its annual ground-up asbestos and environmental reserve evaluations in the second quarter of 2013, the Company strengthened its associated reserves by $130 and $10, before tax, respectively. In 2012, the Company strengthened its net asbestos and environmental reserves by $48 and $8, before tax, respectively.
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

GROUP BENEFITS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Premiums and other considerations	$831	$941	(12%)	$2,495	$2,879	(13%)
Net investment income	96	98	(2%)	293	304	(4%)
Net realized capital gains (losses)	(8)	11	(173%)	47	31	52%
Total revenues	919	1,050	(12%)	2,835	3,214	(12%)
Benefits, losses and loss adjustment expenses	637	746	(15%)	1,911	2,312	(17%)
Amortization of DAC	8	9	(11%)	24	25	(4%)
Insurance operating costs and other expenses	237	258	(8%)	725	777	(7%)
Total benefits, losses and expenses	882	1,013	(13%)	2,660	3,114	(15%)
Income before income taxes	37	37	—%	175	100	75%
Income tax expense	6	7	(14%)	41	17	141%
Net income	$31	$30	3%	$134	$83	61%
Premiums and other considerations
Fully insured – ongoing premiums	$817	$926	(12%)	$2,451	$2,830	(13%)
Buyout premiums	—	—	—%	1	3	(67%)
Other	14	15	(7%)	43	46	(7%)
Total premiums and other considerations	$831	$941	(12%)	$2,495	$2,879	(13%)
Fully insured ongoing sales, excluding buyouts	$63	$55	15%	$335	$349	(4%)
Ratios, excluding buyouts
Loss ratio	76.7%	79.3%	2.6	76.6%	80.3%	3.7
Loss ratio, excluding financial institutions	80.9%	83.8%	2.9	80.9%	84.9%	4.0
Expense ratio	29.5%	28.4%	(1.1)	30.0%	27.9%	(2.1)
Expense ratio, excluding financial institutions	25.8%	24.5%	(1.3)	26.4%	24.0%	(2.4)
After-tax margin
After-tax margin	3.4%	2.9%	0.5	4.7%	2.6%	2.1
Effect of net capital realized gains (losses), net of tax on after-tax margin	(0.5)%	0.7%	(1.2)	1.0%	0.6%	0.4
After-tax margin, excluding buyouts and net realized capital gains (losses)	3.9%	2.2%	1.7	3.7%	2.0%	1.7
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Net income for the three months ended September 30, 2013, as compared to the prior year period, was flat. Favorable total benefits, losses and expenses were offset by unfavorable decreases in premiums and other considerations and net realized capital gains (losses). Net income for the nine months ended September 30, 2013, as compared to the prior year periods, improved primarily due to an increase in net realized capital gains (losses) and lower total benefits, losses and expenses. The favorable items were partially offset by a decrease in premiums and other considerations and lower net investment income.
The decrease in premiums was driven by the Company's continued pricing discipline on new sales and renewals to improve profitability, including the loss of our largest account due to pricing and other considerations, and management actions within the Association business.
The continued improvement in the loss ratio, for the nine months ended September 30, 2013, was primarily due to improved pricing on renewals, favorable long term disability recoveries and the emergence of favorability in the long term disability incidence rate, compared to the 2012 loss ratio which included unfavorable long term disability severity recorded in the first quarter of 2012. Additionally, the three months ending September 30, 2013 included the effect of updating reserve assumptions for claims recoveries and offsets which improved the third quarter 2013 loss ratio by 1.3 points.
Increased net realized capital gains (losses) was primarily due to trading gains on corporate securities. Insurance operating costs and other expenses declined, as compared to prior year, due to lower commission payments as a result of overall lower premium.
The increase in Group Benefits' after-tax margin, excluding buyouts and net realized capital gains (losses), was primarily due to lower benefits, losses and expenses. This was offset by the impact of lower premiums and other considerations and net investment income.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Fee income and other	$171	$148	16%	$505	$447	13%
Net investment loss	—	(1)	—%	—	(2)	(100)%
Net realized capital losses	—	1	(100)%	—	—	—%
Total revenues	171	148	16%	505	445	13%
Amortization of DAC	11	8	38%	30	26	15%
Insurance operating costs and other expenses [1]	131	113	16%	387	333	16%
Total benefits, losses and expenses	142	121	17%	417	359	16%
Income before income taxes	29	27	7%	88	86	2%
Income tax expense	10	9	11%	31	30	3%
Net income	$19	$18	6%	$57	$56	2%
MUTUAL FUNDS AUM by DISTRIBUTION CHANNEL
Retail Mutual Funds [2]
AUM, beginning of period	$47,617	$42,665	12%	$45,013	$41,785	8%
Sales	2,864	2,136	34%	$8,815	$6,377	38%
Redemptions	(2,901)	(2,436)	19%	(10,152)	(8,361)	21%
Net Flows	$(37)	$(300)	(88)%	$(1,337)	$(1,984)	(33)%
Change in market value and other	2,358	1,902	24%	6,262	4,466	40%
AUM, end of period	$49,938	$44,267	13%	$49,938	$44,267	13%

Defined Contribution Investment Only Mutual Funds [3]
AUM, beginning of period	$15,991	$16,678	(4)%	16,598	16,140	3%
Sales	923	662	39%	2,802	2,311	21%
Redemptions	(1,531)	(1,144)	34%	(5,547)	(3,687)	50%
Net Flows	(608)	(482)	26%	(2,745)	(1,376)	99%
Change in market value and other	1,438	819	76%	2,968	2,251	32%
AUM, end of period	$16,821	$17,015	(1)%	16,821	17,015	(1)%

Total Mutual Funds
AUM, beginning of period	$63,608	$59,343	7%	61,611	57,925	6%
Sales	3,787	2,798	35%	11,617	8,688	34%
Redemptions [4]	(4,432)	(3,580)	24%	(15,699)	(12,048)	30%
Net Flows	(645)	(782)	(18)%	(4,082)	(3,360)	21%
Change in market value and other	3,796	2,721	40%	9,230	6,717	37%
AUM, end of period	$66,759	$61,282	9%	66,759	61,282	9%
Average Mutual Funds Assets Under Management	65,183	60,313	8%	64,185	59,603	8%
Annuity Mutual Fund Assets [5]	25,638	26,839	(4)%	25,638	26,839	(4)%
Total Assets Under Management	$92,397	$88,121	5%	$92,397	$88,121	5%
Average Assets Under Management	$90,953	$87,176	4%	90,022	86,830	4%

[1]	Includes compensation to servicing intermediaries of approximately $5 and $15 for the three and nine months ended September 30, 2013, respectively.

[2]	Includes mutual funds offered within 529 college savings plans previously categorized as Other.

[3]	Includes mutual funds offered within employee directed retirement plans including on-going business related to the Company's Retirement Plans and Individual Life businesses sold in January 2013.

[4]	Includes an institutional redemption as well as a portfolio rebalance at a key distributor, together totaling $2.5 billion in the nine months ended September 30, 2013.

[5]	Includes Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
MUTUAL FUNDS AUM by ASSET CLASS
Equity	39,057	36,341	7%	39,057	36,341	7%
Fixed Income	14,595	13,941	5%	14,595	13,941	5%
Multi-Strategy Investments	13,107	11,000	19%	13,107	11,000	19%
Total Mutual Funds AUM, end of period	$66,759	$61,282	9%	$66,759	$61,282	9%
RETURN ON ASSETS
ROA	8.4	8.3	1%	8.4	8.6	(2)%
Effect of restructuring, net of tax	0.4	(0.4)	—%	(0.2)	(0.3)	(33)%
ROA, core earnings	8.0	8.7	(8)%	8.6	8.9	(3)%

Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Net income, as compared to the prior year periods, increased for the three and nine months ended September 30, 2013 primarily due to increased fee income driven by higher average mutual funds assets under management. Higher variable distribution-related expenses and increased marketing and advertising expenses related to a new advertising campaign mostly offset the increase in fee income during the three and nine months ended September 30, 2013.
Average AUM during the three and nine months ended September 30, 2013 increased compared to the prior year periods reflecting increased sales and market appreciation, partially offset by net outflows. Annuity Mutual Fund Assets decreased during the three and nine months ended September 30, 2013 compared to prior periods as market appreciation was offset by outflows due to redemptions including surrender activity on Company-sponsored mutual fund assets held in separate accounts supporting U.S. variable insurance and investment products.

TALCOTT RESOLUTION

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Earned premiums, fees and other	$553	$882	(37%)	$1,615	$2,699	(40%)
Net investment income:
Securities available-for-sale and other	414	628	(34%)	1,277	1,951	(35%)
Equity securities trading [2]	878	635	38%	4,629	1,734	167%
Total net investment income	1,292	1,263	2%	5,906	3,685	60%
Realized capital gains (losses):
Net realized capital gains on business dispositions	—	—	—%	1,575	—	NM
Other net realized capital gains (losses)	(151)	58	NM	(781)	(394)	98%
Net realized capital gains (losses)	(151)	58	NM	794	(394)	NM
Total revenues [1]	1,694	2,203	(23%)	8,315	5,990	39%
Benefits, losses and loss adjustment expenses	412	829	(50%)	1,223	2,349	(48%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [2]	878	635	38%	4,628	1,733	167%
Amortization of DAC	267	236	13%	1,340	448	199%
Insurance operating costs and other expenses	176	350	(50%)	538	1,068	(50%)
Reinsurance loss on dispositions	—	415	(100%)	1,505	415	NM
Total benefits, losses and expenses	1,733	2,465	(30%)	9,234	6,013	54%
Loss from continuing operations before income taxes	(39)	(262)	(85%)	(919)	(23)	NM
Income tax benefit	(52)	(119)	(56%)	(431)	(105)	NM
Income (loss) from continuing operations, net of tax	$13	$(143)	(109%)	$(488)	$82	NM
Income (loss) from discontinued operations, net of tax [5]	$(6)	$22	(127%)	$(131)	$67	NM
Net income (loss) [1]	$7	$(121)	(106%)	$(619)	$149	NM
Assets Under Management (end of period)
U.S. and Japan variable annuity account value	$84,358	$95,432	(12%)
Fixed Market Value Adjusted annuity and other account value	13,839	15,541	(11%)
Institutional annuity account value [3]	17,118	18,204	(6%)
Other account value [4]	107,935	107,492	—%
Total account value [3]	222,049	235,323	(6%)
U.S. and Japan Variable Annuity Account Value
Account value, beginning of period	$86,500	$94,515	(8%)	$92,540	$97,993	(6%)
Net outflows	(6,270)	(3,139)	100%	(16,682)	(9,961)	67%
Change in market value and other	3,839	3,341	15%	11,947	7,776	54%
Effect of currency translation	289	715	(60%)	(3,447)	(376)	NM
Account value, end of period	$84,358	$95,432	(12%)	$84,358	$95,432	(12%)

[1]
For the three and nine months ended September 30, 2012 includes Retirement Plans total revenues of $193 and $592, respectively and net income (loss) of ($7) and $9, respectively. Also includes Individual Life total revenues of $325 and $1,039, respectively and net loss of $(259) and $(204), respectively for the three and nine months ended September 30, 2012.

[2]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[3]
Included in the balance is approximately $(1.2) billion as of September 30, 2013 and $(1.3) billion as of September 30, 2012 related to an intra-segment funding agreement which is eliminated in consolidation.

[4]
Other account value includes $53.7 billion, $14.2 billion, $38.3 billion and $1.7 billion as of September 30, 2013 and $55.3 billion, $13.1 billion, $37.3 billion and $1.8 billion at September 30, 2012 for the Retirement Plans, Individual Life, Private Placement Life Insurance and the discontinued U.K variable annuity businesses, respectively. Account values associated with the Retirement Plans, Individual Life and the U.K. variable annuity businesses no longer generate asset-based fee income due to the sales of these businesses.

[5]
Represents the loss from operations and sale of Hartford Life International Limited ("HLIL"). For additional information, see Note 14 Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

The Talcott Resolution Operating Summary includes the operating results for the Company's U.K. variable annuities business, as well as the Retirement Plans and Individual Life businesses sold in the first quarter of 2013. For further discussion of these transactions and the reinsurance loss on dispositions, see Note 14 - Discontinued Operations and Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
Net income (loss), as compared to the prior year period, increased for the three months ended September 30, 2013. Net income for the three months ended September 30, 2013 was primarily driven by decreased total benefits, losses and expenses, including decreased restructuring costs, and a lower Unlock charge associated with the Company's annual policyholder behavior assumption study. Restructuring costs decreased by $32, before tax, as compared with 2013. In addition, losses from the operations of the sold Retirement Plans and Individual Life businesses lowered net income (loss) in 2012. These improvements were largely offset by net realized capital losses in the variable annuity hedge program as compared with gains in the prior year period.
The Unlock charge decreased to $104, before tax, for the three months ended September 30, 2013 from a charge of $124 for the three months ended September 30, 2012. The Unlock charge includes a charge for assumption changes of $166, before tax and $158 before tax, for the three months ended September 30, 2013 and 2012, respectively, partially offset by a benefit due to market performance and other attributes in both periods. In connection with related liability assumption updates, an offsetting realized capital gain of $75, before tax, driven by the decline in the value of benefit guarantees on U.S. GMWB products due to accelerated runoff of account values, is included in variable annuity hedge program losses for the three months ended September 30, 2013. Variable annuity hedge program losses for the three months ended September 30, 2013 were $133, before tax, including international losses of $286, compared to gains of $96, including international losses of $176, for the prior year period.
Net income (loss), as compared to the prior year period, decreased for the nine months ended September 30, 2013. The net loss for the nine months ended September 30, 2013 was primarily driven by Unlock charges of $881 million, before tax, during the current year period compared to $18 million, before tax, in the prior year period. The Unlock charge for the nine months ended September 30, 2013 includes a charge of $887, before tax, for hedge cost assumption changes resulting in the elimination of future estimated gross profits on the Japan variable annuity block based on increased costs associated with expanding the Japan variable annuity hedging program earlier in 2013. In addition, variable annuity hedge program losses for the nine months ended September 30, 2013 were $1,162, before tax, including international losses of $1,199, compared to losses of $498, before tax, including international losses of $657 for the prior year period.
For further discussion of investment results and the results of the variable annuity hedge program, see MD&A – Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses) within Key Performance Measures and Ratios. For further discussion of Unlocks, see MD&A - Critical Accounting Estimates, Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts.
The 2013 and 2012 effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Account values for Talcott Resolution decreased to approximately $222 billion at September 30, 2013 from approximately $235 billion at September 30, 2012 due primarily to increased net outflows and negative currency translation impacts, offset by market value appreciation in variable annuities. For the three and nine months ended September 30, 2013 variable annuity net outflows increased by approximately $3.1 billion and $6.7 billion, respectively, as compared to the prior year period driven by increased net outflows in the Japan variable annuities as a result of market appreciation and the expiration of the surrender charge period as the block of business ages.
For the three and nine months ended September 30, 2013 the annualized full surrender rate on U.S. variable annuities rose to 20.3% and 17.5%, respectively, compared to 10.4% and 11.2%, respectively, for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013 the annualized full surrender rate on Japan variable annuities rose to 30.8% and 24.6%, respectively, compared to 3.0% and 3.2%, respectively for the three and nine months ended September 30, 2012. Surrender activity in Japan has increased significantly over the past six months as market appreciation has resulted in an increased number of account values exceeding guaranteed amounts. The Company expects annuity account values and consequently earnings to continue to decline over time as fee income decreases due to surrenders, policyholder initiatives or potential transactions with third parties that will reduce the size of the related book of business.

CORPORATE

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2013	2012	Change	2013	2012	Change
Fee income [1]	$2	$45	(96%)	$7	$142	(95%)
Net investment income	6	8	(25%)	19	5	NM
Net realized capital gains (losses)	(5)	9	(156%)	(91)	41	NM
Total revenues	3	62	(95%)	(65)	188	(135%)
Benefits, losses and loss adjustment expenses	—	1	(100%)	—	—	—%
Insurance operating costs and other expenses [1]	(46)	74	(162%)	29	250	(88%)
Loss on extinguishment of debt	—	—	—%	213	910	(77%)
Reinsurance loss on disposition	—	118	(100%)	69	118	(42%)
Interest expense	94	109	(14%)	301	348	(14%)
Total benefits, losses and expenses	48	302	(84%)	612	1,626	(62%)
Loss from continuing operations before income taxes	(45)	(240)	(81%)	(677)	(1,438)	(53%)
Income tax benefit	(17)	(44)	(61%)	(216)	(468)	(54%)
Net loss	$(28)	$(196)	(86%)	$(461)	$(970)	(52%)

[1]
Fee income in the three and nine months ended September 30, 2012 represents the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses. As WFS was sold in November 2012, fee income and insurance operating costs and other expenses decreased accordingly in the three and nine months ended September 30, 2013.

Three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012
The net loss decreased for the three and nine months ended September 30, 2013 as compared to the prior year periods primarily due to a decrease in insurance operating costs and other expenses, a decrease in interest expense, the reinsurance loss on disposition of $118 and, for the nine month period, a reduction in loss on extinguishment of debt, partially offset by a change to net realized capital losses.
Insurance operating costs and other expenses decreased primarily due to a benefit of $57, before tax, for an insurance recovery from the
Company's insurers for past legal expenses associated with closed litigation and a benefit of $19, before tax, from the resolution of items under the Company's spin-off agreement with its former parent company.
During the first quarter of 2013, the Company repurchased approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. During the second quarter of 2012, the Company repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. Loss on extinguishment of debt consists of the premium associated with repurchasing the debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transactions.
In both periods, net realized capital gains decreased due to higher long-term interest rates and global credit hedging losses due to increases in the equity market.
The overall decrease in the reinsurance loss on disposition for the nine months ended September 30, 2013 as compared to the prior year period consisted of the write-off of $69, before tax, representing all of the goodwill held in Corporate allocated to the Retirement Plans business sold in the first quarter of 2013.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverage's that the Company has in place as of October 1, 2013:

Coverage	Treaty term	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2013 to 1/1/2014	90%	$750		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2013 to 6/1/2014	90%	124	[1]	47
Workers compensation losses arising from a single catastrophe event [2]	7/1/2013 to 7/1/2014	80%	350		100

[1]
The per occurrence limit on the FHCF treaty is $124. Coverage is estimated based on the best available information from FHCF, which only includes updated retention multiples and payout factors for October 2013. Premiums will be available in the later part of October 2013 for the 6/1/13 to 6/1/14 treaty year and is based on the Company's election to purchase the required coverage from FHCF.

[2]	In addition, to the limit shown above, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, 80% of $30 excess a $20 retention.

Reinsurance Recoverables
Reinsurance recoverables represent loss and loss adjustment expenses recoverable from a number of entities, including reinsurers and pools.
The components of the gross and net reinsurance recoverable for property-casualty insurance products are as follows:

	As of September 30, 2013	As of December 31, 2012
Gross reinsurance recoverable	$2,996	$3,022
Less: Allowance for uncollectible reinsurance	246	268
Net reinsurance recoverable	$2,750	$2,754

The components of the gross and net reinsurance recoverable for life insurance products are as follows:

	As of September 30, 2013	As of December 31, 2012
Gross reinsurance recoverable	$20,365	$1,912
Less: Allowance for uncollectible reinsurance	—	—
Net reinsurance recoverable	$20,365	$1,912
As of September 30, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.5 billion and $9.6 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of September 30, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.4 billion and $7.5 billion, respectively. As of September 30, 2013, the net reinsurance recoverable from Prudential represents approximately 11% of the Company's consolidated stockholders' equity. As of September 30, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
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

Liquidity Risk
Liquidity risk is the risk to current or prospective earnings or capital arising from the Company’s inability or perceived inability to meet its contractual cash obligations at the legal entity level when they come due over given time horizons without incurring unacceptable costs and without relying on uncommitted funding sources. Liquidity risk includes the inability to manage unplanned increases or accelerations in cash outflows, decreases or changes in funding sources, and changes in market conditions that affect the ability to liquidate assets quickly to meet obligations with minimal loss in value. Components of liquidity risk include funding risk, company specific liquidity risk and market liquidity risk. Funding risk is the gap between sources and uses of cash under normal and stressed conditions taking into consideration structural, regulatory and legal entity constraints. Changes in institution-specific conditions that affect the Company’s ability to sell assets or otherwise transact business without incurring a significant loss in value is company specific liquidity risk. Changes in general market conditions that affect the institution’s ability to sell assets or otherwise transact business without incurring a significant loss in value is market liquidity risk.
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
The yen denominated individual fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the September 30, 2013 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
Variable Annuity Guaranteed Benefits
The majority of the Company’s U.S., Japan, and U.K. variable annuities include optional living benefit and guaranteed minimum death benefit features. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $86.0 billion and $94.4 billion as of September 30, 2013 and December 31, 2012, respectively.
The following table summarizes the account values of the Company’s U.S., Japan and U.K. variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs currently in place):

Total Variable Annuity Guarantees
As of September 30, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$61.5	$4.7	$1.2	22%	19%
GMWB	30.9	0.2	0.2	9%	9%
Japan Variable Annuity [1]
GMDB	22.8	1.6	1.3	56%	9%
GMIB [3]	21.1	0.5	0.5	47%	5%
U.K. Variable Annuity [1]
GMDB	1.7	—	—	100%	1%
GMWB	1.6	—	—	21%	5%

As a result of the announced sale of the U.K. variable annuity business, HLIL, the carrying values of the assets and liabilities supporting this business have been classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2013. For further discussion of this transaction, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

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

For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the annuitization election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. If the policyholder defers this election, the policyholder has the right to revisit the election annually on the policy anniversary date. A small percentage of the contracts first became eligible to elect annuitization in the third quarter of 2013, and another small percentage first become eligible in the fourth quarter of 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of September 30, 2013, 89% of retained NAR is reinsured to an affiliate of The Hartford. For additional information on the Company’s GMIB liability, see Note 9 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
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

	As of September 30, 2013
	GMIB [1]
($ in billions)	Account Value	Net Amount at Risk
2013	$0.1	$—
2014	2.7	—
2015	5.3	—
2016	2.2	0.1
2017	2.5	0.2
2018 & beyond [2]	5.8	0.1
Total	$18.6	$0.4

[1]	Excludes certain non-GMIB living benefits of $2.5 billion of account value and $0.10 billion of NAR.

[2]	In 2018 & beyond, $2.20 billion of the $5.80 billion is primarily associated with account value that is eligible in 2021.

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
Variable Annuity Hedging Program Sensitivities
The following table presents the accounting treatment of the underlying guaranteed living benefits and the related hedge assets by hedge program.

U.S. Programs				Japan Program
GMWB		Macro
Hedge Assets	Liabilities	Hedge Assets	Liabilities	Hedge Assets	Liabilities [1]
Fair Value	Fair Value	Fair Value	Not Fair Value	Fair Value	Not Fair Value

[1]
The liabilities for Japan variable annuity are primarily not measured on a fair value basis. However there is an immaterial portion of the international variable annuity with a GMWB or GMAB which is measured on a fair value basis.

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of September 30, 2013, and are related to the fair value of liabilities and hedge instruments in place as of September 30, 2013 for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

As of September 30, 2013
U.S. GAAP Sensitivity Analysis (pre Tax/DAC) [1]	U.S. Programs						Japan Program
	GMWB			Macro
Equity Market Return	-20%	-10%	+10%	-20%	-10%	+10%	-20%	-10%	+10%
Potential Net Fair Value Impact	$(1)	$(3)	$4	$244	$54	$(21)	$629	$334	$(343)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(4)	$(2)	$(3)	$20	$10	$(9)	$159	$70	$(76)
Implied Volatilities	+10%	+2%	-10%	+10%	+2%	-10%	+10%	+2%	-10%
Potential Net Fair Value Impact	$6	$1	$(12)	$73	$15	$(81)	$54	$8	$12
Yen Strengthens +/ Weakens -	+20%	+10%	-10%	+20%	+10%	-10%	+20%	+10%	-10%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$788	$262	$(258)

[1]
These sensitivities are based on the following key market levels as of September 30, 2013: 1) S&P of 1682; 2) 10yr US swap rate of 2.91%; 3) S&P 10yr volatility of 25.34% and 4) FX rates of USDJPY @ 98.27 and EURJPY @ 132.93.

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
The Company has reinsured approximately 18% of its risk associated with U.S. GMWB and 75% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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
As of September 30, 2013, the Company’s exposure to a credit concentration risk of a single issuer greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan and Prudential. The Government of Japan securities represented $2.6 billion, or 14% of stockholders’ equity, and 3% of total invested assets excluding equity securities, trading. The net reinsurance recoverable from Prudential of $2.1 billion represented approximately 11% of stockholders' equity. For further discussion of reinsurance recoverables, see Note 7 - Reinsurance of Notes to Condensed Consolidated Financial Statements. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in The Hartford’s 2012 Form 10-K Annual Report.

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
For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2013 for the Company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. The Company hedges a portion of its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program, however, for one counterparty, maximum uncollateralized exposure is higher. This counterparty maintains credit ratings of A3 or better, and the Company actively monitors its credit standing. For further discussion, see the Derivative Commitments section of Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
For the nine months ended September 30, 2013, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	September 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$8,929	$8,923	13.9%	$10,481	$10,975	12.8%
AAA	6,190	6,377	10.0%	8,646	9,220	10.7%
AA	12,614	12,923	20.2%	14,939	16,104	18.7%
A	14,623	15,412	24.1%	20,396	22,650	26.4%
BBB	15,691	16,187	25.2%	20,833	22,689	26.4%
BB & below	4,180	4,201	6.6%	4,452	4,284	5.0%
Total fixed maturities	$62,227	$64,023	100%	$79,747	$85,922	100.0%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Excluding the impact of the sales, United States government and government agencies declined due to the sale of agency RMBS securities associated with dollar roll transactions, see Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. In addition, fixed maturities rated BB & below increased as a result of additional purchases of select high yield securities, which provide attractive risk adjusted returns. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	September 30, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
Asset-backed securities (“ABS”)
Consumer loans	$1,928	$11	$(70)	$1,869	2.9%	$2,234	$29	$(116)	$2,147	2.5%
Small business	248	3	(37)	214	0.3%	336	7	(67)	276	0.3%
Other	269	10	—	279	0.4%	313	27	—	340	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,809	1	(42)	1,768	2.8%	2,197	—	(68)	2,129	2.5%
Commercial real estate ("CREs")	338	100	(41)	397	0.6%	420	44	(80)	384	0.4%
Other [1]	383	17	(9)	385	0.6%	553	16	(11)	527	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	886	24	(10)	900	1.4%	962	79	—	1,041	1.2%
Bonds	3,083	181	(53)	3,211	5.0%	4,535	293	(160)	4,668	5.4%
Interest only (“IOs”)	342	51	(15)	378	0.6%	586	45	(19)	612	0.7%
Corporate
Basic industry	2,265	109	(57)	2,317	3.6%	3,741	369	(6)	4,104	4.8%
Capital goods	2,068	175	(13)	2,230	3.5%	3,109	389	(2)	3,496	4.1%
Consumer cyclical	1,817	128	(16)	1,929	3.0%	2,423	266	(5)	2,684	3.1%
Consumer non-cyclical	3,463	310	(23)	3,750	5.9%	5,927	759	(7)	6,679	7.8%
Energy	2,384	181	(20)	2,545	4.0%	3,816	499	(3)	4,312	5.0%
Financial services	5,229	275	(184)	5,320	8.3%	7,230	604	(211)	7,623	8.9%
Tech./comm.	3,209	244	(42)	3,411	5.3%	3,971	526	(16)	4,481	5.2%
Transportation	989	71	(12)	1,048	1.6%	1,393	163	(2)	1,554	1.8%
Utilities	5,606	425	(66)	5,965	9.3%	7,792	1,017	(24)	8,785	10.2%
Other	247	14	(6)	255	0.4%	292	39	—	331	0.4%
Foreign govt./govt. agencies	4,039	98	(169)	3,968	6.2%	3,985	191	(40)	4,136	4.8%
Municipal
Taxable	1,504	43	(70)	1,477	2.3%	2,235	246	(15)	2,466	2.9%
Tax-exempt	10,731	444	(109)	11,066	17.5%	10,766	1,133	(4)	11,895	13.9%
Residential mortgage-backed securities ("RMBS")
Agency	3,732	83	(47)	3,768	5.9%	5,906	259	(3)	6,162	7.2%
Non-agency	73	—	(1)	72	0.1%	—	—	—	—	—%
Alt-A	—	—	—	—	—%	38	—	(1)	37	—%
Sub-prime	1,274	36	(64)	1,246	1.9%	1,374	36	(129)	1,281	1.5%
U.S. Treasuries	4,311	42	(98)	4,255	6.6%	3,613	175	(16)	3,772	4.4%
Fixed maturities, AFS	62,227	3,076	(1,274)	64,023	100%	79,747	7,211	(1,005)	85,922	100%
Equity securities
Financial services	256	11	(42)	225	26.1%	331	15	(42)	304	34.2%
Other	587	67	(17)	637	73.9%	535	66	(15)	586	65.8%
Equity securities, AFS	843	78	(59)	862	100%	866	81	(57)	890	100%
Total AFS securities	$63,070	$3,154	$(1,333)	$64,885		$80,613	$7,292	$(1,062)	$86,812
Fixed maturities, FVO				$994					$1,087

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The overall decrease in AFS and FVO securities is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. The Company continues to invest in a diversified portfolio that is primarily comprised of investment grade securities. During 2013, the Company sold agency RMBS associated with dollar roll transactions and increased allocations to emerging market and high yield securities, which offer attractive risk-adjusted returns. For further information on dollar rolls, see Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. The Company's AFS net unrealized gain position declined primarily due to an increase in interest rates and the disposition of the Retirement Plans and Individual Life businesses, as discussed above.
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
European Exposure
Certain economies within Europe continue to experience significant adverse economic conditions which have been precipitated in part by high unemployment rates and government debt levels. As a result, issuers in several European countries have experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. The concerns regarding the European countries have impacted the capital markets which, in turn, has made it more difficult to contain the European financial crisis. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets. In general, these economies continue to show signs of stabilization; however, growth still remains weak. Further contraction of gross domestic product along with elevated unemployment levels may continue to put pressure on sovereign debt.
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
The Company has limited direct European exposure, totaling only 5% of total invested assets as of September 30, 2013. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes countries on the iTraxx SovX index with credit default spreads that exceed their respective index level as of September 30, 2013, an S&P credit quality rating of BBB+ or below and a gross domestic product ("GDP") greater than $200 billion.
The following tables present the Company’s European securities included in the Securities by Type table above.

September 30, 2013
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$—	$—	$—	$—	$—	$—	$—	$—
Spain [3]	35	34	21	21	—	—	56	55
Ireland	80	79	3	3	—	—	83	82
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	115	113	24	24	—	—	139	137
Europe excluding higher risk	2,997	3,236	1,035	1,063	599	593	4,631	4,892
Total Europe	$3,112	$3,349	$1,059	1,087	$599	593	$4,770	$5,029
Europe exposure net of credit default swap protection [2]							$4,263	$5,029

December 31, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$4	$4	$—	$—	$—	$—	$4	$4
Spain [3]	53	52	20	20	—	—	73	72
Ireland	143	145	—	—	—	—	143	145
Portugal	—	—	—	—	—	—	—	—
Greece		—	—	—	—	—	—	—
Higher risk	200	201	20	20	—	—	220	221
Europe excluding higher risk	4,022	4,525	1,158	1,182	751	827	5,931	6,534
Total Europe	$4,222	$4,726	$1,178	$1,202	$751	$827	$6,151	$6,755
Europe exposure net of credit default swap protection [2]							$5,767	$6,752

[1]
Includes amortized cost and fair value of $49 as of September 30, 2013 and $74 as of December 31, 2012 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $368 and $0, respectively, as of September 30, 2013 and $384 and $(3), respectively, as of December 31, 2012 related to credit default swap protection. This includes a notional amount of $70 and $56 as of September 30, 2013 and December 31, 2012, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the corporate and Equity, AFS Financial Services.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generate a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of September 30, 2013 and December 31, 2012, exposure to the United Kingdom totaled approximately 2% of total invested assets. The majority of investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any exposure to issuers in Greece or the Republic of Cyprus. As of September 30, 2013 and December 31, 2012, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A-.
As of September 30, 2013 and December 31, 2012, the Company’s total credit default swaps that provide credit protection had a notional amount of $368 and $384, respectively, and a fair value of $0 and $(3), respectively. As of September 30, 2013 and December 31, 2012, all of the above referenced credit default swaps reference single name corporate and financial European issuers, of which $20 related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at September 30, 2013 and December 31, 2012 was $9.2 billion and $11.8 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds' investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $4.2 billion and $5.0 billion as of September 30, 2013 and December 31, 2012, respectively. Included in this estimated European exposure were investments in Ireland, Italy and Spain with an estimated fair value of $1.4 billion and $1.6 billion as of September 30, 2013 and December 31, 2012, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poors or Baa3 or higher by Moodys. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. The Company has also entered into credit default swaps with a notional amount and fair value of $350 and $18, respectively, to hedge certain sovereign credit risks.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	September 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$37	$38	$1	$47	$49	$2
AA	485	513	28	1,039	1,125	86
A	2,659	2,727	68	3,539	3,763	224
BBB	1,984	1,932	(52)	2,537	2,563	26
BB & below	320	335	15	399	427	28
Total	$5,485	$5,545	$60	$7,561	$7,927	$366
The overall decrease in securities in the financial services sector is primarily attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Excluding the impact of the disposed businesses, the decline in value of financial service securities resulted from an increase in interest rates, partially offset by credit spread tightening, and sales as a result of portfolio management activities. Credit spreads for corporate financial services securities have narrowed during 2013 as the overall economy continues to improve.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals such as firming property prices, increases in transaction volume and modestly easing financial conditions. While delinquencies still remain at elevated levels, they have improved since cycle highs. In spite of improved fundamentals, credit spreads have widened during the first nine months of 2013 as a result of concerns over the market impact of potential tapering of quantitative easing and a partial U.S. government shutdown.
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
CMBS – Bonds [1]

September 30, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$49	$49	$46	$46	$22	$22	$18	$18	$32	$34	$167	$169
2004	90	92	74	82	31	32	19	19	13	17	227	242
2005	311	329	79	83	101	103	115	111	92	98	698	724
2006	358	386	124	135	116	123	157	161	263	272	1,018	1,077
2007	190	206	214	214	133	149	1	1	156	146	694	716
2008	44	49	—	—	1	1	—	—	—	—	45	50
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	63	67	—	—	—	—	6	5	—	—	69	72
2012	35	34	—	—	8	8	11	10	—	—	54	52
2013	5	5	42	40	26	25	8	7	1	1	82	78
Total	$1,174	$1,248	$579	$600	$438	$463	$335	$332	$557	$568	$3,083	$3,211
Credit protection	31.6%		24.5%		22.6%		15.4%		13.1%		23.9%

December 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$180	$184	$102	$103	$57	$56	$5	$5	$42	$43	$386	$391
2004	171	178	73	82	36	36	24	24	20	12	324	332
2005	446	485	105	107	121	122	152	139	100	82	924	935
2006	682	757	167	178	129	135	235	229	316	278	1,529	1,577
2007	371	409	289	301	150	154	31	31	188	160	1,029	1,055
2008	55	66	—	—	—	—	—	—	—	—	55	66
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	18	21	—	—	22	23	—	—	—	—	40	44
2011	121	135	—	—	—	—	—	—	—	—	121	135
2012	98	102	—	—	—	—	1	1	—	—	99	103
Total	$2,170	$2,367	$736	$771	$515	$526	$448	$429	$666	$575	$4,535	$4,668
Credit protection	29.7%		23.4%		23.3%		16.8%		9.2%		23.7%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $338 and $397, respectively, as of September 30, 2013 and $420 and $384 respectively, as of December 31, 2012. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. Although the Company does not plan to invest in this asset class going forward, we continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans may be either in the form of a whole loan, where the Company is the sole lender, or a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	September 30, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$138	$(8)	$130	$150	$(8)	$142
Whole loans	5,176	(9)	5,167	6,023	(10)	6,013
A-Note participations	192	—	192	255	—	255
B-Note participations	117	(50)	67	263	(50)	213
Mezzanine loans	19	—	19	88	—	88
Total	$5,642	$(67)	$5,575	$6,779	$(68)	$6,711

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

The overall decrease in mortgage loans is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of the Notes to Condensed Consolidated Financial Statements for further discussion of this transaction. Since December 31, 2012, the Company funded $955 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 63% and a weighted average yield of 3.59%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of September 30, 2013, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $47 and $3, respectively, and $47 and $3, respectively, as of December 31, 2012.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	September 30, 2013			December 31, 2012
	Amortized Cost	Market Value	Weighted Average Credit Quality	Amortized Cost	Market Value	Weighted Average Credit Quality
General Obligation	$2,398	$2,500	AA	$2,947	$3,293	AA
Pre-Refunded [1]	615	655	AAA	629	678	AAA
Revenue
Transportation	1,903	1,909	A	1,652	1,799	A+
Water & Sewer	1,430	1,463	AA-	1,380	1,531	AA
Health Care	1,321	1,358	AA	1,302	1,443	AA-
Education	1,127	1,159	AA	1,288	1,446	AA
Leasing [2]	903	933	AA-	1,028	1,133	A+
Sales Tax	811	824	AA	862	966	AA
Power	750	768	A+	892	976	A+
Housing	236	231	AA-	333	344	AA-
Other	741	743	A+	688	752	AA-
Total Revenue	9,222	9,388	AA-	9,425	10,390	AA-
Total Municipal	$12,235	$12,543	AA-	$13,001	$14,361	AA-

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

As of September 30, 2013 and December 31, 2012, the largest issuer concentrations were the states of California, Illinois and Massachusetts, which each comprised less than 3% of the municipal bond portfolio.
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

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Hedge funds	$1,375	45.0%	$1,309	43.4%
Mortgage and real estate funds	525	17.2%	501	16.6%
Mezzanine debt funds	93	3.0%	108	3.6%
Private equity and other funds	1,066	34.8%	1,097	36.4%
Total	$3,059	100%	$3,015	100%
Since December 31, 2012, the increase in hedge funds largely relates to the reinvestment of proceeds due to sales of underlying funds.

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $1.3 billion as of September 30, 2013, and have increased $271, or 26%, from December 31, 2012 primarily due to an increase in interest rates.
As of September 30, 2013, $1.0 billion of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $332 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $11 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily foreign government securities, floating rate corporate financial securities, securities with exposure to commercial and residential real estate, U.S. treasuries, as well as ABS backed by small business and student loans that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. The unrealized losses remain largely due to the continued market and economic uncertainties surrounding financial services, residential and certain commercial real estate and ABS student loans. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments. Also included in the gross unrealized losses depressed greater than 20% are financial services securities that have a floating-rate coupon and/or long-dated maturities.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that there were no additional impairments as of September 30, 2013 and that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	September 30, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,086	$3,696	$3,631	$(65)	771	$3,964	$3,893	$(71)
Greater than three to six months	1,283	10,770	10,253	(517)	306	764	730	(34)
Greater than six to nine months	202	537	489	(48)	183	157	142	(15)
Greater than nine to eleven months	132	951	838	(113)	64	96	90	(6)
Twelve months or more	587	6,093	5,497	(590)	687	7,850	6,894	(936)
Total	3,290	$22,047	$20,708	$(1,333)	2,011	$12,831	$11,749	$(1,062)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	September 30, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [2]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	59	$321	$242	$(79)	68	$54	$36	$(18)
Greater than three to six months	37	617	478	(139)	27	22	16	(6)
Greater than six to nine months	12	10	7	(3)	20	72	55	(17)
Greater than nine to eleven months	5	—	—	—	12	33	25	(8)
Twelve months or more	81	332	221	(111)	157	1,329	877	(452)
Total	194	$1,280	$948	$(332)	284	$1,510	$1,009	$(501)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	September 30, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	5	$2	$1	$(1)	20	$48	$22	$(26)
Greater than three to six months	6	6	3	(3)	4	1	—	(1)
Greater than six to nine months	1	—	—	—	4	2	—	(2)
Greater than nine to eleven months	5	1	—	(1)	7	1	—	(1)
Twelve months or more	15	19	8	(11)	27	147	57	(90)
Total	32	$28	$12	$(16)	62	$199	$79	$(120)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
ABS	$—	$—	$4	$25
CRE CDOs	—	7	2	10
CMBS
Bonds	8	19	17	24
IOs	1	1	2	1
Corporate	5	4	15	28
Equity	7	4	13	65
RMBS sub-prime	5	2	6	10
Other	—	—	—	1
Total	$26	$37	$59	$164
Three and nine months ended September 30, 2013
For the three and nine months ended September 30, 2013, impairments recognized in earnings were comprised of securities the Company intends to sell of $16 and $21, respectively, impairments on equity securities of $7 and $13, respectively, and credit impairments of $3 and $25, respectively.
For the three months ended September 30, 2013, credit impairments were primarily concentrated in private placement and CMBS interest only securities. For the nine months ended September 30, 2013, credit impairments were primarily concentrated in corporate and fixed-rate CMBS bonds and equity securities. The corporate bonds were impaired due to two issuers that have experienced financial difficulty and either defaulted on a payment of interest or it is more-likely-than-not that the issuer will not be able to repay a portion of the principal and interest that are owed to the Company. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the current period included macroeconomic factors, such as an elevated unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior and severity rates. The macroeconomic assumptions considered by the Company did not materially change for the three and nine months ended September 30, 2013, and, as such, the credit impairments recognized were primarily driven by actual collateral deterioration, largely as a result of the Company’s security-specific collateral review.
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
For the nine months ended September 30, 2013, impairments on equity securities were comprised of three securities that have been in an unrealized loss position and the Company no longer believes that the securities will recover within the foreseeable future. Intent-to-sell impairments were primarily related to structured securities with exposure to commercial and residential real estate and corporate securities, as a result of the Company's desire to reduce exposure to certain higher risk securities that are currently trading at relatively attractive valuations.

In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $(2) and $(19), for the three and nine months ended September 30, 2013, respectively, predominantly concentrated in corporate financial services and RMBS. These non-credit impairments represent the difference between fair value and the Company's best estimate of expected future cash flows discounted at the security's effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities.
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
Three and nine months ended September 30, 2012
Impairments recognized in earnings were comprised of credit impairments of $14 and $40, respectively, impairments on equity securities of $4 and $63, respectively, and securities that the Company intends to sell of $19 and $61. Credit impairments primarily related to structured securities associated with residential and commercial real estate, as well as ABS small business. Impairments on equity securities comprised of below investment grade preferred stock that were depressed greater than 20% for more than six months. Impairments on securities for which the Company has the intent-to-sell primarily related to European corporate debt where the Company would like the ability to reduce certain exposures, as well as high risk CMBS bonds and ABS collateralized by student loans.

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
As of September 30, 2013, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.8 billion. On February 22, 2013, following extraordinary dividend approval from the State of Connecticut Insurance Department, $1.2 billion was distributed to the HFSG Holding Company from its Connecticut domiciled life insurance subsidiaries. In addition, the Company's Vermont life reinsurance captive returned approximately $340 of capital to the HFSG Holding Company.
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
Hartford Life and Annuity Insurance Company ("HLAI"), an indirect wholly-owned subsidiary of the Company, cedes certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. This arrangement provides the Company with a vehicle to provide more efficient financing of the risk associated with this business with internal funds. The reinsurance arrangement between HLAI and WRR does not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. The effects of this intercompany arrangement are eliminated in consolidation.
Pursuant to an intercompany note agreement between WRR and HFSG Holding Company, WRR may borrow up to $1 billion from the HFSG Holding Company in order to maintain certain statutory capital levels required by its plan of operations and which can be used by WRR to settle outstanding intercompany payables with HLAI. WRR has borrowed $655 under the intercompany note agreement as of September 30, 2013 and December 30, 2012. The effects of this intercompany arrangement are eliminated in consolidation.
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
Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $380 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $260.
Equity
During the nine months ended September 30, 2013, the Company repurchased 12.7 million common shares for $375, and 1.6 million warrants for $33 under the equity repurchase program. In addition, the Company repurchased 1.8 million common shares, for $60, from October 1, 2013 to October 24, 2013.
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
On October 24, 2013, The Hartford's Board of Directors declared a quarterly dividend of $0.15 per common share payable on January 2, 2014 to common shareholders of record as of December 2, 2013.
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
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the Plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a required minimum funding contribution for the U.S. qualified defined benefit pension plan for 2013 and the funding requirements for all of the pension plans is expected to be immaterial. The Company presently anticipates contributing approximately $100 in 2013 to its pension plans, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are limited by state regulation. The payment of dividends by Connecticut-domiciled insurers, including dividends associated with the proceeds from a sale of any of our life businesses, is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.4 billion in dividends to HFSG Holding Company in 2013 without prior approval from the applicable insurance commissioner. The life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $577 in 2013. However, because the life insurance subsidiaries' earned surplus is negative as of December 31, 2012, the life insurance subsidiaries will not be permitted to pay any dividends in 2013 without prior approval from the Connecticut Insurance Commissioner. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company. On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. For the nine months ended September 30, 2013, HFSG Holding Company received $711 in dividends from its property-casualty insurance subsidiaries, including dividends of $112 to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
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

Shelf Registrations
On August 9, 2013, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-190506) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of September 30, 2013, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of September 30, 2013 there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. As of September 30, 2013 there are no borrowings outstanding under the Credit Facility. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of September 30, 2013, the Company was in compliance with all financial covenants under the Credit Facility.
The Hartford’s Japan operations also maintain two lines of credit in support of operations. Both lines of credit are in the amount of approximately $50, or ¥5 billion, and individually have expiration dates of January 4, 2014 and September 30, 2014.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2013 is $1.1 billion. Of this $1.1 billion, the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2013 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. Based on derivative market values as of September 30, 2013 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $27 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agencies.

As of September 30, 2013 the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $656 and $(15), respectively. In addition, the Company holds notional and fair value amounts of $3.8 billion, and $69, respectively, of a customized GMWB derivative which contains an early termination trigger.
On June 17, 2013 S&P lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to BBB+. Given this downgrade action, termination rating triggers of one derivative counterparty relationship were impacted. This counterparty has the right to terminate this relationship and would have to settle the outstanding derivatives prior to exercising its termination right. The Company is in the process of re-negotiating the rating trigger which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of September 30, 2013 the notional amount and fair value related to this counterparty is $1.3 billion and $(6), respectively.
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
As of September 30, 2013 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$24,905
Short-term investments	801
Cash	175
Less: Derivative collateral	230
Total	$25,651
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $52 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
As of September 30, 2013 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$39,013
Short-term investments	2,624
Cash	1,270
Less: Derivative collateral	1,325
Less: Cash associated with Japan variable annuities	431
Total	$41,151

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
Hartford Life Insurance Company (“HLIC”), an indirect wholly-owned subsidiary, is a member of the Federal Home Loan Bank of Boston (“FHLBB”). Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses or to enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2013. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of September 30, 2013, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	September 30, 2013
Total Life contractholder obligations	$223,993
Less: Separate account assets [1]	139,876
International statutory separate accounts [1]	24,064
General account contractholder obligations	$60,052
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$27,891
U.S. Fixed MVA annuities and Other [3]	10,455
International Fixed MVA annuities	1,654
Guaranteed investment contracts (“GIC”) [4]	76
Other [5]	19,975
General account contractholder obligations	$60,052

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
Capitalization
The capital structure of The Hartford as of September 30, 2013 and December 31, 2012 consisted of debt and stockholders’ equity, summarized as follows:

	September 30, 2013	December 31, 2012	Change
Short-term debt (includes current maturities of long-term debt)	$200	$320	(38)%
Long-term debt	6,106	6,806	(10)%
Total debt [1]	6,306	7,126	(12)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	18,945	19,604	(3)%
AOCI, net of tax	(17)	2,843	(101)%
Total stockholders’ equity	$18,928	$22,447	(16)%
Total capitalization including AOCI	$25,234	$29,573	(15)%
Debt to stockholders’ equity	33%	32%
Debt to capitalization	25%	24%

[1]	Total debt of the Company excludes $83 and $161 of consumer notes as of September 30, 2013 and December 31, 2012, respectively.
The Hartford’s total capitalization decreased $4.3 billion, or 15%, from December 31, 2012 to September 30, 2013 primarily due to decreases in total debt, as well as the impact of the sales of the Retirement Plans and Individual Life businesses ("business dispositions").
Total debt decreased as a result of the Company's repurchase of principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date, issuance of $300 of senior notes offset by repayment of $320 of senior notes.
AOCI, net of tax, declined from December 31, 2012 to September 30, 2013 primarily due to reclassification of realized capital gains associated with the business dispositions to retained earnings within stockholders' equity, excluding AOCI. The realized capital gains are offset within retained earnings by the reinsurance loss on the business dispositions.
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

Cash Flows

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$903	$2,212
Net cash provided by (used for) investing activities	$1,688	$(1,862)
Net cash used for financing activities	$(3,454)	$(217)
Cash – end of period	$1,422	$2,705
Cash provided by operating activities decreased primarily due to income taxes paid of $140 in 2013, compared to income taxes received of $448 in 2012, as well as lower fee income and lower net investment income on available-for-sale securities, excluding limited partnerships and other investments.
Cash provided by investing activities in 2013 primarily relates to net proceeds from available for sale securities of $3.1 billion, proceeds from businesses sold of $485, partially offset by net purchases of derivatives of $1.7 billion and net payments of mortgage loans of $226. Cash used for investing activities in 2012 primarily relates to net purchases of derivatives of $1.6 billion, net purchases of mortgage loans of $1.1 billion, and net purchases of partnerships of $604, primarily offset by net proceeds of available for sale securities of $1.5 billion.
Cash used for financing activities in 2013 consists primarily of $751 related to net activity for investments and universal life products, net decreases in securities loaned or sold of $1 billion, repayment of debt of $1.3 billion and acquisition of treasury stock of $375 offset by proceeds from issuance of debt of $295, Cash used for financing activities in 2012 consists primarily of net outflows on investment and universal life-type contracts of $1.0 billion, repurchase of warrants of $300, as well as share repurchases and dividends paid on common and preferred stock. These were partially offset by net increases in securities loaned or sold of $1.6 billion.
Operating cash flows for the nine months ended September 30, 2013 and 2012 have been adequate to meet liquidity requirements.
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
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of October 23, 2013.

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
Statutory Capital and Surplus
The table below sets forth statutory capital and surplus for the Company’s insurance companies.

	September 30, 2013	December 31, 2012
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$6,885	$6,410
Property and casualty insurance subsidiaries	7,782	7,645
Total	$14,667	$14,055
Total statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $475, primarily due to net income from non-variable annuity business of $1.8 billion including statutory gains from the sales of the Retirement Plans and Individual Life businesses, change in affiliated subsidiaries carrying values of $402, net deferred gain on inforce reinsurance of $194, other surplus changes of $116, partially offset by letter of credit decreases of $269, variable annuity surplus impacts of approximately $268, and net returns of capital of $1.5 billion.
Total statutory capital and surplus for property and casualty increased by $137, primarily due to net income of $750, capital contributions of $72, and unrealized gains of $8, partially offset by an increase of statutory nonadmitted assets of $2, a reduction of deferred tax assets of $92, and dividends to HFSG Holding Company of $599. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion as of September 30, 2013 and December 31, 2012.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2013.
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
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages; fact discovery is also in its early stages. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
July 1, 2013 - July 31, 2013	—	$—	—	$1,084
August 1, 2013 - August 31, 2013	6,559,131	$30.69	6,296,396	$879
September 1, 2013 - September 30, 2013	1,178,840	$30.85	1,178,896	$842
Total	7,737,971	$30.71	7,475,292	N/A

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

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 28, 2013	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
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