Form 10-K
period 2013-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2014-02-28
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $14 billion, based on the closing price of $30.92 per share of the Common Stock on the New York Stock Exchange on June 28, 2013.
As of February 25, 2014, there were outstanding 446,342,284 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A. Risk Factors, in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

•
challenges related to the Company’s current operating environment, including continuing uncertainty about the strength and speed of the recovery in the United States and other key economies and the impact of any governmental stimulus or austerity initiatives, sovereign credit concerns, a sustained low interest rate environment, higher tax rates, and other potentially adverse developments on financial, commodity and credit markets and consumer and business spending and investment and the effect of these events on our returns in investment portfolios and our hedging costs associated with our variable annuities business;

•
the risks, challenges and uncertainties associated with the realignment of our business to focus on our property and casualty, group benefits and mutual fund businesses, and our decision to place our Individual Annuity business into run-off and sell the Individual Life and Retirement Plans businesses;

•	the risks, challenges and uncertainties associated with our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

•	execution risk related to the continued reinvestment of our investment portfolios and refinement of our hedge program for our run-off annuity block;

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

•	the impact on our investment portfolio if our investment portfolio is concentrated in any particular segment of the economy;

•	volatility in our statutory and U.S. GAAP earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of economic value;

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

•
the cost and other effects of increased regulation as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which, among other effects, vests a Financial Stability Oversight Council with the power to designate “systemically important” institutions, requires central clearing of and imposes margin requirements on certain derivatives transactions, and created a new “Federal Insurance Office” within the U.S. Department of the Treasury;

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

•	the risk that our framework for managing operational risks may not be effective in mitigating material risk and loss to the Company;

•	the potential for difficulties arising from outsourcing and similar third-party relationships;

•	the impact of changes in federal or state tax laws;

•	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	the Company’s ability to protect its intellectual property and defend against claims of infringement; and

•	other factors described in such forward-looking statements.
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

PART I
Item 1. BUSINESS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is an insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of property and casualty insurance and investment products to both individual and business customers in the United States of America. Also, The Hartford continues to manage life and annuity products previously sold. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. At December 31, 2013, total assets and total stockholders’ equity of The Hartford were $277.9 billion and $18.9 billion, respectively.
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
In 2012, The Hartford concluded an evaluation of its strategy and business portfolio. The Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. The objective of this realignment is to position the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility. As a result, the Company completed sales of its Retirement Plans, Individual Life and U.K. annuity businesses in 2013. In addition, the Company sold Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS") an indirect wholly-owned broker-dealer subsidiary, and placed its annuity businesses into runoff in 2012. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements.
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
Reporting Segments
The Hartford currently conducts business principally in six reporting segments including Property & Casualty Commercial, Consumer Markets, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution as well as a Corporate category. The Hartford includes in its Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities; and purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
The following discussion describes the principal products and services, marketing and distribution, and competition of The Hartford's reporting segments. For further discussion on the reporting segments, including financial disclosures of revenues by product line, geographical revenue, net income (loss), and assets for each reporting segment, see Note 4 - Segment Information of Notes to Consolidated Financial Statements.

Property & Casualty Commercial
Principal Products and Services
Property & Casualty Commercial provides businesses with workers’ compensation, property, automobile, liability, umbrella and marine coverages under several different products, primarily throughout the United States, within its standard commercial lines, which consists of The Hartford’s small commercial and middle market lines of business. Additionally, a variety of customized insurance products and risk management services including workers’ compensation, automobile, general liability, professional liability, livestock and specialty casualty coverages are offered through the segment’s specialty lines.
Standard commercial lines seeks to offer products with coverage options and customized pricing based on the policyholder’s individualized risk characteristics. For small businesses, those businesses whose annual payroll is under $5 and whose revenue and property values are less than $15 each, property and liability coverages are bundled as part of a single multi-peril package policy marketed under the Spectrum name. Medium-sized businesses, companies whose payroll, revenue and property values exceed the small business definition, are served within middle market. The middle market line of business provides workers’ compensation, property, automobile, liability, umbrella, fidelity, surety and marine coverages.
Within the specialty lines, a significant portion of the specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. The specialty casualty business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. The captive and specialty programs business provides tailored property and casualty programs primarily to customers with common risk characteristics and those seeking a loss sensitive solution. The financial products business provides a suite of management and professional liability insurance products including D&O (directors and officers) and E&O (errors and omissions) liability products.
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
Written premium growth rates in the small commercial market have slowed in recent years due to the economy and underwriting margins have been pressured by increased competition. A number of companies have sought to grow their business by increasing their underwriting appetite, appointing new agents and expanding business with existing agents. Also, carriers serving middle market-sized accounts are more aggressively competing for small commercial accounts as small commercial business has generally been less price-sensitive.
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

In the surety business, favorable underwriting results over the past couple of years have led to increased competition for market share, setting the stage for potential written price decreases. Driven by the upheaval in the credit markets, new public construction activity remains at a historically low level, resulting in lower demand for contract surety business
Specialty lines is comprised of a diverse group of businesses that operate independently within their specific industries. These businesses, while somewhat interrelated, have different business models and operating cycles. Specialty lines competes on an account- by-account basis due to the complex nature of each transaction. Competition in this market includes other stock companies, mutual companies, alternative risk sharing groups and other underwriting organizations. The relatively large size and underwriting capacity of The Hartford provides opportunities not available to smaller companies. Disciplined underwriting and targeted returns are the objectives of specialty lines since premium writings may fluctuate based on the segment’s view of perceived market opportunity.
For specialty casualty businesses, written pricing competition continues to be significant, particularly for the larger individual accounts. Carriers are aggressively negotiating renewals with customers by initiating the renewal process well in advance of the policy renewal date, to improve retention, reducing new business opportunities within the marketplace. Within the national account business, as written pricing increases, more insureds may opt for loss-sensitive products in lieu of guaranteed cost policies.
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
Consumer Markets
Principal Products and Services
Consumer Markets provides automobile, homeowners and personal umbrella coverages to individuals across the United States, including a special program designed exclusively for members of AARP (“AARP Program”). The Hartford's auto and homeowners products provide coverage options and customized pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, these customers represent a significant portion of the total Consumer Markets' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $2.9 billion, $2.8 billion and $2.8 billion in 2013, 2012 and 2011, respectively. Consumer Markets previously operated a member contact center for health insurance products offered through the AARP Health program (Catalyst 360). For further information regarding the sale of Catalyst 360 in 2013, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

Marketing and Distribution
Consumer Markets reaches diverse customers through multiple distribution channels including direct sales to the consumer, brokers and independent agents. In direct sales to the consumer, the Company markets its products through a mix of media, including direct mail and e-commerce marketing, television and advertising, both digitally and in publications. Most of Consumer Markets' direct sales to the consumer are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through January 1, 2023, to market automobile, homeowners and home-based business insurance products to AARP's approximately 38 million members. This agreement provides Consumer Markets with an important competitive advantage given the number of “baby boomers” over age 50, many of whom become AARP members.
During 2013, the Company had affinity agreements with the American Kennel Club, Sierra Club, the National Wildlife Federation and Direct Selling Association. In addition to selling product through its relationship with AARP and other affinities, the Company markets direct to the consumer within select underwriting markets, acquired through partnerships or list acquisitions, and to consumers in geographies where we think we have a competitive advantage.
The agency channel provides products and services to customers through a network of independent agents in the standard personal lines market. These independent agents are not employees of The Hartford.

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
Group Benefits
Principal Products and Services
Group Benefits provides group life, accident and disability coverage, group retiree health and voluntary benefits to individual members of employer groups, associations, affinity groups and financial institutions. Group Benefits offers disability underwriting, administration, claims processing and reinsurance to other insurers and self-funded employer plans. Policies sold in this segment are generally term insurance, allowing Group Benefits to adjust the rates or terms of its policies in order to minimize the adverse effect of market trends, declining interest rates, and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.
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

Mutual Funds
Principal Products and Services
Mutual Funds offers mutual funds for retail and retirement accounts and provides investment-management and administrative services such as product design, implementation and oversight. This business also includes the runoff of the mutual funds supporting the Company's variable annuity products. Wellington Management Company, LLP ("Wellington Management") serves as the primary sub-advisor for The Hartford’s 96 mutual funds, including equity, fixed-income and asset-allocation funds.
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
Talcott Resolution
Talcott Resolution's business is comprised of runoff business from the Company's U.S. annuity, international annuity (in Japan), and institutional and private-placement life insurance businesses. Talcott Resolution's mission is to pursue opportunities to reduce the size and risk of the annuity book of business while honoring the Company's obligations to its annuity contractholders. Talcott Resolution manages approximately 1.4 million annuity contracts with account values of approximately $150 billion as of December 31, 2013.
In 2013, the Company completed the sale of its U.K. annuity business. The Talcott Resolution business segment includes our Retirement Plans and Individual Life businesses sold in 2013 through reinsurance agreements with the respective buyers. In 2012, the Company completed the sale of its U.S. individual annuities new business capabilities and the sale of the administration and operating assets of its private placement life insurance business. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements.
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
Further discussion of The Hartford’s property and casualty insurance product reserves, including asbestos and environmental claims reserves, may be found in Part II, Item 7, MD&A — Critical Accounting Estimates — Property and Casualty Insurance Product Reserves, Net of Reinsurance. Additional discussion may be found in the Company’s accounting policies for insurance product reserves within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.

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
For life insurance products, The Hartford is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. The Company entered into two reinsurance transactions to cede risks upon completion of the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. In addition, the Company has reinsured to third parties a portion of the risk associated with U.S. variable annuities and the associated guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders, and of the risks associated with variable annuity contract and rider benefits issued by Hartford Life Insurance KK (“HLIKK”), an indirect wholly owned subsidiary.
For further discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management. Additional discussion of reinsurance may also be found in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, while attempting to generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset sector, credit issuer allocation limits, maximum portfolio limits for below investment grade holdings and foreign currency exposure limits. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
In addition to managing the general account assets of the Company, HIMCO is also a SEC registered investment adviser for third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active portfolio management within a disciplined risk framework that seeks to provide value added returns versus peers and benchmarks. As of December 31, 2013 and 2012, the fair value of HIMCO’s total assets under management was approximately $112.6 billion and $144.1 billion, respectively, of which $6.1 billion and $7.6 billion, respectively, were held in HIMCO managed third party accounts.
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

•	Assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with the Company's overall risk philosophy;

•	Communicating and monitoring the Company's risk exposures relative to set limits and recommending, or implementing as appropriate, mitigating strategies; and

•	Providing valuable insight to assist leaders in growing the businesses and achieving optimal risk-adjusted returns within established guidelines.

Enterprise Risk Management Structure and Governance
At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for the oversight of the investment, financial, and risk management activities of the Company, and oversight of all risk exposures, including those that do not fall within the responsibility of any other standing committee. The Audit Committee is responsible for, among other things, discussing with management policies with respect to risk assessment and risk management.
At the corporate level, the Company's Enterprise Chief Risk Officer (“Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to the Company's Chief Executive Officer (“CEO”). The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company's CEO, Chief Financial Officer , Chief Investment Officer, Chief Risk Officer, the Presidents and Chief Operating Officers of each business segment, and the General Counsel. The ERCC is responsible for managing the Company's risks and overseeing the enterprise risk management program. The ERCC also manages the capital structure of the enterprise and is responsible for the attribution of capital to the lines of business. The ERCC reports to the Board primarily through FIRMCo and through interactions with the Audit Committee.
The Company also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, but are not limited to, the Company and Division Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, Model Oversight Committees and Operational Risk Committee.
Risk Management Framework
At the Company, risk is managed at multiple levels. The Hartford utilizes three lines of defense in risk management to integrate its risk management strategy and appetite into all functional areas of the Company, the Board and senior level risk committees. The first line of defense in risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for managing risks specific to their business objectives and business environment. The second line of defense in risk management is generally owned by ERM. ERM has the responsibility to ensure that the Company has insight into its aggregate risk and that risks are managed within the firm’s overall risk appetite. Legal and Compliance also commonly perform second line of defense risk management. The third line of defense in risk management is owned by Internal Audit. Internal Audit provides independent assurance services to evaluate the effectiveness of management’s controls, informs the risk identification process and provides audit and consultative support to the Company.
The Company's Risk Management Framework consists of five core elements:

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

3.
Risk Appetite, Tolerances, and Limits: The Company has a formal enterprise risk appetite framework that is approved by the ERCC and reviewed by the Board. The risk appetite framework includes an enterprise risk appetite statement, risk preferences, risk tolerances and an associated limit structure for each of the Company’s major risks. These limits, which are encapsulated in formal risk policies, are reviewed by the appropriate governing risk committee.

4.
Risk Management and Controls: While the Company utilizes the committee structure to elevate risk discussions and decision-making, there are a variety of working groups that provide decisioning and management of risk within determined tolerances and limits.

5.
Risk Reporting and Communication: The Company monitors its major risks at the enterprise level through a number of enterprise reports, including but not limited to, a monthly risk dashboard, tracking the return on risk-capital across products, and regular stress testing. ERM communicates the Company's risk exposures to senior and executive management and the Board, and reviews key business performance metrics, risk indicators, audit reports, risk/control self-assessments and risk event data.

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

Additionally, the Company manages its business risk, categorized as strategic risk and management risk, at all levels of the organization. Strategic risk is defined as the risk to the defined company objectives from adverse developments in the Company's strategy vis-à-vis changing market conditions and competitor actions. Management risk is defined as the risk to defined company objectives from the ineffective or inefficient execution of the Company's strategic and business decisions. Enterprise strategic and management risks are assessed through strategic, business and operating plan reviews, as well as through management self-assessment processes and benchmarking and is inherently included in the Company’s evaluation of insurance, operational, and financial risk.
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
In addition, other subsidiaries of the Company sold and distributed the Company’s variable insurance products, Underlying Funds and retail mutual funds as broker-dealers and are subject to regulation promulgated and enforced by the Financial Industry Regulatory Authority (“FINRA”), the SEC and/or in, some instances, state securities administrators. Other entities operate as investment advisers registered with the SEC under the Investment Advisers Act of 1940 and are registered as investment advisers under certain state laws, as applicable. One subsidiary is an investment company registered under the 1940 Act. Because federal and state laws and regulations are primarily intended to protect investors in securities markets, they generally grant regulators broad rulemaking and enforcement authority. Some of these regulations include, among other things, regulations impacting sales methods, trading practices, suitability of investments, use and safekeeping of customers’ funds, corporate governance, capital, record keeping, and reporting requirements.
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
In addition, as described under “Legislative Developments,” we are subject to a number of Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) provisions. Failure to comply with federal and state laws and regulations may result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of our operations and/or our employees. We cannot predict the impact of these actions on our businesses, results of operations or financial condition.
Intellectual Property
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.
We have a trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademarks of The Hartford name, the Stag Logo and the combination of these two marks. The duration of trademark registrations may be renewed indefinitely subject to country-specific use and registration requirements. We regard our trademarks as extremely valuable assets in marketing our products and services and vigorously seek to protect them against infringement. In addition, we own a number of patents and patent applications relating to on-line quoting, insurance related processing, insurance telematics, proprietary interface platforms, and other matters, some of which may be important to our business operations. Patents are of varying duration depending on filing date, and will typically expire at the end of their natural term.
Employees
The Hartford has approximately 18,800 employees as of December 31, 2013.
Available Information
The Company’s Internet address is www.thehartford.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, http://ir.thehartford.com, as soon as reasonably practicable after they are filed electronically with the SEC. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References in this report to our website address are provided only as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the following risk factors, any of which could have an adverse effect on the business, financial condition, results of operations, or liquidity of The Hartford and could also impact the trading price of our securities. The Hartford may also be subject to other risks and uncertainties that are not specifically described below, which may have an adverse effect on the business, financial condition, results of operations, or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the Securities and Exchange Commission (“SEC”). The following risk factors have been organized by category for ease of use, however many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.
Risks Relating to Economic, Market and Political Conditions
Unfavorable conditions in our operating environment, including general economic and global capital market conditions, and financial and capital markets risks, including changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates and real estate market deterioration, may have a material adverse effect on our business, financial condition, results of operations, and liquidity.
Despite the rise in U.S. equity markets in 2013, there continues to be uncertainty regarding the timing and strength of an economic recovery, which may adversely affect our business, financial condition, results of operations and liquidity in 2014. Weak economic conditions, such as continued high unemployment, low labor force participation, lower family income, higher tax rates, including on small business owners, lower business investment and lower consumer spending have adversely affected or may in the future adversely affect the demand for financial and insurance products, as well as their profitability in some cases. These weak economic conditions are also likely to result in the persistence of a sustained low interest rate environment as well as volatility in other capital market conditions, which will continue to pressure our investment results.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations in Mutual Funds and Talcott Resolution, such as U.S. and Japan variable annuities, where fee income is earned based upon the fair value of the assets under management. Should global equity markets decline from current levels, assets under management and related fee income will be reduced. Certain of our products have guaranteed benefits that increase our potential obligation and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to utilize significant additional capital to support these products and adversely affect our ability to support our other businesses.
While interest rates in recent periods continue to be near historically low levels, recent increases in market rates have marginally reduced our reinvestment risk. However, further reductions in market rates or a sustained low interest rate environment would pressure our net investment income and could result in lower margins and lower estimated gross profits on certain products. In addition, due to the long-term nature of the liabilities within our Talcott Resolution operations, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically within a six-to-twelve month time period, certain products within our Talcott Resolution division might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and in particular our ability to utilize tax benefits to offset certain previously recognized realized capital losses. Assets supporting the liabilities within our property & casualty and group benefits businesses are largely invested in fixed income securities. Changes in interest rates will affect the value of these assets and expose the company to reinvestment risk and disintermediation risk if cash flows differ materially from our projections. Additionally, new and renewal business for these products is priced based on prevailing interest rates. As interest rates decline, pricing targets will increase to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will decrease to reflect higher anticipated investment income. Such changes in pricing may affect our competitiveness in the marketplace, and in turn, written premium and earnings margin achieved.

Our exposure to credit spreads primarily relates to market price and cash flow variability associated with changes in credit spreads. If issuer credit spreads widen significantly and retain historically wide levels over an extended period of time, other-than-temporary impairments and decreases in the market value of our investment portfolio will likely result. In addition, losses may also occur due to the volatility in credit spreads. When credit spreads widen, we incur losses associated with the credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company's net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted in the past and may result in the future in the need to devote significant additional capital to support the fixed MVA product.
Our primary foreign currency exchange risk is related to certain guaranteed benefits associated with the Japan variable annuities. The strengthening of the yen compared with other currencies would substantially increase our exposure to pay yen-denominated obligations. In addition, the weakening of foreign currencies versus the U.S. dollar will unfavorably affect net income from foreign operations, the value of non-U.S. dollar denominated investments, investments in foreign subsidiaries and realized gains or losses from the hedging of yen denominated individual fixed annuity products.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Deterioration in the real estate market has adversely affected our business, financial condition, results of operations and liquidity in the past. While the real estate market has shown signs of improvement, deteriorating fundamentals (including increases in property vacancy rates, delinquencies and foreclosures) could cause a decline in market values, which would have a negative impact on sources of refinancing, resulting in reduced market liquidity and higher risk premiums. This could result in reductions in market value and impairments of real estate backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
Significant declines in global equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar and Euro, or real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to equity market, interest rate, and foreign exchange fluctuations. Because of the accounting asymmetries between our economic targets and statutory and GAAP accounting, rising equity markets, rising interest rates, or a strengthening of the U.S. dollar may result in statutory or GAAP losses.
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

Risks Relating to Estimates, Assumptions and Valuations
Actual results could materially differ from the analytical models we use to assist our decision making in key areas such as underwriting, capital, hedging, reserving, and catastrophe risks, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.
We employ various modeling techniques (e.g., scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We use the modeled outputs and related analyses to assist us in decision-making related to underwriting, pricing, capital allocation, reserving, hedging, reinsurance, and catastrophe risk. Both proprietary and third party models we use incorporate numerous assumptions and forecasts about the future level and variability of interest rates, capital requirements, loss frequency and severity, currency exchange rates, policyholder behavior, equity markets and inflation, among others. The modeled outputs and related analyses are subject to the inherent limitations of any statistical analysis, including the use of historical internal and industry data and assumptions, which may be stale, incomplete or erroneous. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or our estimates of the risks we are exposed to prove to be materially inaccurate, our business, financial condition, results of operations or liquidity may be adversely affected.
Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our business, results of operations, financial condition and liquidity.
The following financial instruments are carried at fair value in the Company's consolidated financial statements: fixed maturities, equity securities, freestanding and embedded derivatives, certain hedge fund investments, and separate account assets. The determination of fair values is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of significantly increasing/decreasing interest rates, rapidly widening/narrowing credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing or unprecedented credit and equity market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our business, results of operations, financial condition and liquidity.
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
Impairment losses in earnings could materially adversely affect our results of operations and financial condition.

If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its variable annuity products. While deferred acquisition costs related to the Japan block of business were written off in the first quarter of 2013 when the Company executed on its hedging strategy, deferred acquisition costs for the U.S. block are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and guaranteed minimum income benefit ("GMIB") using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, as well as the effect of increased surrenders, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDB and GMIB, which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.
If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset or to recognize an impairment of our goodwill, which could have a material adverse effect on our results of operations and financial condition.
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

Financial Strength, Credit and Counterparty Risks
The amount of statutory capital that we have, and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements, can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market, interest rate and foreign currency conditions, changes in policyholder behavior, changes in rating agency models, and changes in regulations.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
Financial strength and credit ratings are important in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency (including its assessment of the strategic importance of the rated company to the insurance group), general economic conditions, and circumstances outside the rated company's control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, at their discretion, altered these models. Changes to the models, general economic conditions, or circumstances outside our control could impact a rating agency's judgment of its rating and the rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.
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
Losses due to nonperformance or defaults by others, including issuers of investment securities mortgage loans or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.
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
Our investment portfolio includes securities backed by real estate assets, the value of which may be adversely impacted if conditions in the real estate market significantly deteriorate, including declines in property values and increases in vacancy rates, delinquencies and foreclosures, ultimately resulting in a reduction in expected future cash flows for certain securities.
The Company also has exposure to foreign-based issuers of securities and providers of reinsurance, as well as indirect European exposure resulting from the variable annuity products that it has sold in Japan. These foreign issuers include European issuers as well as certain emerging market issuers. Despite the recent stabilization in the European market, there are still fundamental structural issues that remain and may result in the re-emergence of fiscal and economic issues. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the U.S. Federal Reserve tapering its monetary stimulus, an economic slowdown in China, and the devaluation of certain currencies. Further details of the European and certain emerging market private and sovereign issuers held within the investment portfolio and indirect variable annuity exposures can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management.
Property value declines and loss rates that exceed our current estimates, as outlined in Part II, Item 7, MD&A - Enterprise Risk Management - Other-Than-Temporary Impairments, or a worsening of global economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.
To the extent the investment portfolio is not adequately diversified, concentrations of credit risk may exist which could negatively impact the Company if significant adverse events or developments occur in any particular industry, group of related industries or geographic regions. The Company’s investment portfolio is not exposed to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity other than U.S. government and U.S. government agencies backed by the full faith and credit of the U.S. government, and the Government of Japan. However, if issuers of securities or loans we hold are acquired, merge or otherwise consolidate with other issuers of securities or loans held by the Company, our investment portfolio’s credit concentration risk to issuers could increase above the 10% threshold, for a period of time, until the Company is able to sell securities to get back in compliance with the established investment credit policies. For discussion of the Company’s exposure to credit concentration risk of reinsurers, see the risk factor, “We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.”

We may incur losses due to our reinsurers' unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance may not be sufficient to protect us against losses.
As an insurer, we frequently use reinsurance to reduce the effect of losses that may arise from catastrophes, transfer other risks that can cause unfavorable results of operations, or effect the sale of one line of business to an independent company. Under these reinsurance arrangements, other insurers assume a portion of our losses and related expenses; however, we remain liable as the direct insurer on all risks reinsured. Consequently, ceded reinsurance arrangements do not eliminate our obligation to pay claims, and we are subject to our reinsurers' credit risk with respect to our ability to recover amounts due from them. Although we regularly evaluate the financial condition of our reinsurers to minimize our exposure to significant losses from reinsurer insolvencies, our reinsurers may become financially unsound or dispute their contractual obligations. The inability or unwillingness of any reinsurer to meet its financial obligations to us could have a material adverse effect on our results of operations. This risk may be magnified by a concentration of reinsurance-related credit risk resulting from the sale of the Company’s Individual Life business. Further details of such concentration can be found in Part II, Item 7, MD&A - Reinsurance as a Risk Management Strategy - Life Insurance Product Reinsurance Recoverable.
In addition, market conditions beyond our control determine the availability and cost of the reinsurance we are able to purchase. Reinsurance pricing changes significantly over time, and no assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce the amount of business we write, or develop to the extent possible other alternatives to reinsurance. Further, due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.
Our ability to declare and pay dividends is subject to limitations.
The payment of future dividends on our capital stock is subject to the discretion of our board of directors, which considers, among other factors, our operating results, overall financial condition, credit-risk considerations and capital requirements, as well as general business and market conditions.
Moreover, as a holding company that is separate and distinct from our insurance subsidiaries, we have no significant business operations of our own. Therefore, we rely on dividends from our insurance company subsidiaries and other subsidiaries as the principal source of cash flow to meet our obligations. These obligations include payments on our debt securities and the payment of dividends on our capital stock. The Connecticut insurance holding company laws limit the payment of dividends by Connecticut-domiciled insurers and require notice to and approval by the state insurance commissioner for the declaration or payment of dividends above certain levels. The insurance holding company laws of the other jurisdictions in which our insurance subsidiaries are incorporated, or deemed commercially domiciled, including foreign jurisdictions with respect to our international operations, generally contain similar, and in some instances more restrictive, limitations on the payment of dividends. Dividends paid to us by our insurance subsidiaries are further dependent on their cash requirements. For further discussion on dividends from insurance subsidiaries, see Part II, Item 7, MD&A - Capital Resources & Liquidity.
Our rights to participate in any distribution of the assets of any of our subsidiaries, for example, upon their liquidation or reorganization, and the ability of holders of our common stock to benefit indirectly from a distribution, are subject to the prior claims of creditors of the applicable subsidiary, except to the extent that we may be a creditor of that subsidiary. Holders of our capital stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Moreover, our common stockholders are subject to the prior dividend rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. The terms of our outstanding junior subordinated debt securities prohibit us from declaring or paying any dividends or distributions on our capital stock or purchasing, acquiring, or making a liquidation payment on such stock, if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing.

Insurance and Product-Related Risks
Our business, financial condition, results of operations and liquidity may be materially adversely affected by unfavorable loss development.
Our success, in part, depends upon our ability to accurately assess the risks associated with the policyholders that we insure. We establish loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that losses and related loss expenses are emerging unfavorably to our initial expectations, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on the severity and timing of any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations or liquidity.
We are particularly vulnerable to losses from catastrophes, both natural and man-made, which could materially and adversely affect our business, financial condition, results of operations and liquidity.
Our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various unpredictable natural events, including, among others, earthquakes, hurricanes, hailstorms, severe winter weather, wind storms, fires, tornadoes, and pandemics. Catastrophes can also be man-made, such as terrorist attacks, cyber-attacks, explosions or infrastructure failures.
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, tornadoes in the Midwest and Southeast, earthquakes in California and the New Madrid region of the United States, and the spread of disease in metropolitan areas. We expect that increases in the values and concentrations of insured property in these areas will continue to increase the severity of catastrophic events in the future. Third-party catastrophe loss models for hurricane loss events have incorporated medium-term forecasts of increased hurricane frequency and severity - reflecting the potential influence of multi-decadal climate patterns within the Atlantic. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the severity of certain natural catastrophe losses across various geographic regions. In addition, changing climate conditions, primarily rising global temperatures, may be increasing, or may in the future increase, the frequency and severity of natural catastrophes and increase the potency of viral pathogens and bacterial outbreaks that can cause pandemics or adverse mortality trends. Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. Additionally, due to such catastrophes, policyholders may be unable to meet their obligations to pay premiums on our insurance policies.
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
Our adjustment of our risk management program relating to products we offered with guaranteed benefits to emphasize protection of economic value will likely result in greater statutory and U.S. GAAP volatility in our earnings and potentially material charges to net income (loss).
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the guaranteed minimum withdrawal GMWB, guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and GMIB associated with in-force variable annuities. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions experienced in recent years, we adjusted our risk management program to place greater relative emphasis on the protection of economic value. This shift in relative emphasis has resulted in greater statutory and U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates, declines in volatility and weakening of the yen against other currencies. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and, in turn, may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.

The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity.
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) is also limited. Although TRIPRA provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under TRIPRA, once our losses exceed 20% of our subject commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $1.2 billion for 2014. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. Moreover, TRIPRA is due to expire at the end of 2014 unless Congress takes legislative action to reauthorize it. Because many of the insurance policies we write in 2014 have terms that extend beyond the current expiration of TRIPRA, if Congress fails to reauthorize TRIPRA, the Company may be exposed to substantially higher losses from a terrorist attack than it anticipated. The Company may also be required to take actions to reduce its exposure to terrorism risks in the future, which could negatively impact its business. Even if Congress extends TRIPRA beyond 2014, it could make changes that would negatively impact the Company. For example, past reauthorizations have narrowed the insurance lines that are covered under the program.
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
Regulatory and Legal Risks
The impact of regulatory initiatives and legislative developments, including the enactment of the Dodd-Frank Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.
Regulatory initiatives and legislative developments may significantly affect our operations and prospects in ways that we cannot predict. U.S. and overseas governmental and regulatory authorities, including the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (“FDIC”), the NYSE and the Financial Industry Regulatory Authority, Inc. (“FINRA”) are considering enhanced or new regulatory requirements intended to prevent future financial crises or otherwise stabilize the institutions under their supervision. Such measures are likely to lead to stricter regulation of financial institutions generally, and heightened prudential requirements for systemically important companies in particular. Such measures could include taxation of financial transactions and restrictions on employee compensation.
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of, and imposes new margin requirements on, certain derivatives transactions, which increases the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: the new “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible adverse impact on the market for insurance-linked securities, including catastrophe bonds, resulting from the limitations of banking entity involvement in and ownership of certain asset-backed securities transactions; and enhancements to corporate governance, especially regarding risk management.

The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, The Hartford is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If we were to be designated as a systemically important institution, we could be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. In addition, we could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent. As a result of these requirements, we could incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
State insurance laws regulate most aspects of our U.S. insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. These regulatory regimes are generally designed to protect the interests of policyholders rather than insurers, their shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorization for lines of business, statutory capital and reserve requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.
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
Further, because these laws and regulations are complex and sometimes inexact, there is also a risk that our business may not fully comply with a particular regulator's or enforcement authority's interpretation of a legal, accounting, or reserving issue or that such regulator’s or enforcement authority’s interpretation may change over time to our detriment, or expose us to different or additional regulatory risks. The application of these regulations and guidelines by insurers involves interpretations and judgments that may not be consistent with the opinion of state insurance departments. We cannot provide assurance that such differences of opinion will not result in regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase levels of statutory capital and reserves or incur higher operating and/or tax costs.
In addition, our international operations are subject to regulation in the relevant jurisdictions in which they operate (primarily the Japan Financial Services Agency), which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate.

These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor, “The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.”
Changes in federal or state tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal or state tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may cause small businesses to hire fewer workers and decrease investment in their businesses, including purchasing vehicles, property and equipment, which could adversely affect our business, financial condition, results of operations and liquidity. Conversely, if income tax rates decline it could adversely affect the Company's ability to realize the benefits of its deferred tax assets.
In addition, the Company’s tax return reflects certain items, including but not limited to, tax-exempt bond interest, dividends received deductions, tax credits (such as foreign tax credits), and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform, federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. Although the specific form of any such legislation is uncertain, changes to the taxation of municipal bond interest could materially and adversely impact the value of those bonds, limit our investment choices and depress portfolio yield. Elimination of the dividends received deduction or changes to the taxation of reserving methodologies for P&C companies could increase the Company’s actual tax rate, thereby reducing earnings.
Moreover, many of the products that the Company previously sold benefit from one or more forms of tax-favored status under current federal and state income tax regimes. For example, the Company previously sold annuity contracts that allowed policyholders to defer the recognition of taxable income earned within the contract. Because the Company no longer sells these products, changes in the future taxation of life insurance and/or annuity contracts will not adversely impact future sales. If, however, the treatment of earnings accrued inside an annuity contract was changed prospectively, and the tax-favored status of existing contracts was grandfathered, holders of existing contracts would be less likely to surrender, which would make running off our existing annuity business more difficult.
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
Changes in accounting principles and financial reporting requirements could result in material changes to our reported results of operations and financial condition.
U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating International Financial Reporting Standards (“IFRS”) to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. Certain of these standards could result in material changes to our reported results of operations.

Other Operational Risks
The success of the realignment of our businesses, our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, are subject to material challenges, uncertainties and risks which could adversely affect our business, financial condition, results of operations and liquidity.
The success of the realignment of our businesses and our capital management plan remain subject to material challenges, uncertainties and risks. We may not achieve all of the benefits we expect to derive from our plan to repurchase $2 billion of our equity and reduce our debt by $656 million over the course of 2014 and 2015 and our decision to focus on our Property and Casualty, Group Benefits and Mutual Fund businesses, place our Individual Annuity business into runoff and sell the Individual Life and Retirement Plans businesses. Our capital management plan is subject to execution risks, including, among others, risks related to market fluctuations and investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will in fact complete our capital management plan over the planned time frame or at all. Further, while the Company continues to actively consider alternatives for reducing the size and risk of the variable annuity book, opportunities to do so may be limited and any initiatives pursued, which may include divestitures, may not achieve the anticipated benefits and may negatively impact our statutory capital, net income, core earnings or shareholders’ equity. Initiatives to reduce expenses so that our ongoing businesses remain or become cost efficient may not be successful and we may not be able to reduce Corporate and shared services expenses in the manner and on the schedule we currently anticipate. We may take further actions beyond the capital management plan and business realignment, which may include acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.
Competitive activity may adversely affect our market share and financial results, which could have a material adverse effect on our business and results of operations.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and mutual funds. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. Because of the highly competitive nature of these industries, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing, distributing and providing investment advisory services in relation to our products through current and future distribution channels and advisory firms.
We distribute our insurance products and mutual funds through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through or in connection with individual third-party arrangements. For example, we market our Consumer Markets products in part through an exclusive licensing arrangement with AARP that continues through January 2023. Our ability to distribute products through affinity partners may be adversely impacted by membership levels and the pace of membership growth. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties, including potentially as a result of a strategic transaction or other Company initiatives, could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
We use computer systems to process, store, retrieve, evaluate and utilize customer and company data and information. Our computer, information technology and telecommunications systems, in turn, interface with and rely upon third-party systems or maintenance. Our business is highly dependent on our ability, and the ability of certain third parties, to access our systems to perform necessary business functions, including, without limitation, conducting our financial reporting and analysis, providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios and hedging programs.

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
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. While, to date, The Hartford is not aware of having experienced a material breach of cybersecurity, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage.
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

If we experience difficulties arising from outsourcing and similar third-party relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.
We outsource certain business and administrative functions and rely on third-party vendors to provide certain services on our behalf. As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. We may also seek to reduce coordination costs and take advantage of economies of scale by transitioning multiple functions and services to a small number of third-party providers. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If our continuing relationship with certain third-party providers, particularly those on which we rely for multiple functions or services, is interrupted, or if such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.”
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
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon their intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, systems, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may be subject to patent claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, systems, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2013, The Hartford owned building space of approximately 2.8 million square feet, of which approximately 2.5 million square feet comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2013, The Hartford leased approximately 2.2 million square feet, throughout the United States of America, and approximately 56 thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all six reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

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
Mutual Funds Litigation - In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In February 2014, the plaintiffs expressed their intent to file a new complaint that would, among other things, add as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and name as a defendant Hartford Funds Management Company, LLC (“HFMC”), which assumed the role as advisor to the funds as of January 2013. HFMC and HIFSCO dispute the allegations and intend to defend vigorously.
Asbestos and Environmental Claims - As discussed in Part II, Item 7, MD&A - Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance - Reserving for Asbestos and Environmental Claims within Property & Casualty Other Operations, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford's consolidated operating results and liquidity.
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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2013
Common Stock Price
High	$26.46	$31.43	$32.30	$36.62
Low	$23.05	$24.82	$29.60	$30.68
Dividends Declared	$0.10	$0.10	$0.15	$0.15
2012
Common Stock Price
High	$22.02	$21.95	$20.34	$22.88
Low	$16.37	$16.10	$15.93	$19.41
Dividends Declared	$0.10	$0.10	$0.10	$0.10
On February 27, 2014, The Hartford’s Board of Directors declared a quarterly dividend of $0.15 per common share payable on April 1, 2014 to common shareholders of record as of March 10, 2014.
As of February 24, 2014, the Company had approximately 239,200 shareholders. The closing price of The Hartford’s common stock on the NYSE on February 24, 2014 was $34.64.
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
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
October 1, 2013 – October 31, 2013	2,331,663	$32.77	2,331,663	$766
November 1, 2013 – November 30, 2013	1,787,466	$34.69	1,787,466	$704
December 1, 2013 – December 31, 2013	2,597,635	$34.44	2,435,940	$617
Total	6,716,764	$33.93	6,555,069

[1]
On January 31, 2013 the Company’s Board of Directors authorized a $500 equity repurchase program. On June 26, 2013, the Board of Directors approved a $750 increase in the Company's authorized equity repurchase program.  In January 2014, the Board of Directors approved an increase in the Company's authorized equity repurchase program by an amount that, when combined with the amount remaining under the existing authorization, provides the Company with the ability to repurchase $2 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015. The Company’s repurchase authorization, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Total Return to Shareholders
The following tables present The Hartford’s annual percentage return and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2009	2010	2011	2012	2013
The Hartford Financial Services Group, Inc.	43.91%	14.89%	(37.55)%	41.01%	64.12%
S&P 500 Index	26.46%	15.06%	2.11%	16.00%	32.39%
S&P Insurance Composite Index	13.90%	15.80%	(8.28)%	19.09%	46.71%

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2008	2009	2010	2011	2012	2013
The Hartford Financial Services Group, Inc.	$100	143.91	165.34	103.26	145.61	238.98
S&P 500 Index	$100	126.46	145.51	148.59	172.37	228.19
S&P Insurance Composite Index	$100	113.90	131.89	120.97	144.07	211.36

Item 6.	SELECTED FINANCIAL DATA
(In millions, except for per share data)
The following table sets forth the Company's selected consolidated financial data at the dates and for the periods indicated below. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presented in Item 7. and the Company's Consolidated Financial Statements and the related Notes beginning on page F-1.

	2013	2012	2011	2010	2009
Income Statement Data
Total revenues	$26,236	$26,122	$21,733	$21,770	$24,004
Income (loss) from continuing operations before income taxes	63	(581)	200	2,272	(1,515)
Income (loss) from continuing operations, net of tax	310	(100)	573	1,704	(710)
Income (loss) from discontinued operations, net of tax	(134)	62	139	(68)	(59)
Net income (loss)	$176	$(38)	$712	$1,636	$(769)
Preferred stock dividends and accretion of discount	10	42	42	515	127
Net income (loss) available to common shareholders	$166	$(80)	$670	$1,121	$(896)
Balance Sheet Data
Total assets	$277,884	$298,513	$302,609	$316,789	$306,035
Short-term debt	$438	$320	$—	$400	$343
Total debt (including capital lease obligations)	$6,544	$7,126	$6,216	$6,607	$5,839
Preferred stock	$—	$556	$556	$556	$2,960
Total stockholders’ equity	$18,905	$22,447	$21,486	$18,754	$16,184
Net income (loss) available to common shareholders per common share
Basic	$0.37	$(0.18)	$1.51	$2.60	$(2.59)
Diluted	$0.34	$(0.18)	$1.40	$2.40	$(2.59)
Cash dividends declared per common share	$0.50	$0.40	$0.40	$0.20	$0.20

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

Certain reclassifications have been made to prior year financial information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to conform to the current year presentation. The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is a financial holding company for a group of subsidiaries that provide property and casualty and investment products to both individual and business customers in the United States and continues to administer life and annuity products previously sold.
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. On December 12, 2013, the Company completed the sale of Hartford Life International Limited ("HLIL"), which comprised the Company's U.K. variable annuity business, to Columbia Insurance Company, a Berkshire Hathaway company. For further discussion of these and other such transactions, see Note 2 - Business Dispositions, Note 7 - Reinsurance and Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements.
The Company derives its revenues principally from: (a) premiums earned for insurance coverages provided to insureds; (b) fee income, including asset management fees, on separate account and mutual fund assets and mortality and expense fees, as well as cost of insurance charges; (c) net investment income; (d) fees earned for services provided to third parties; and (e) net realized capital gains and losses. Premiums charged for insurance coverages are earned principally on a pro rata basis over the terms of the related policies in-force. Asset management fees and mortality and expense fees are primarily generated from separate account assets. Cost of insurance charges are assessed on the net amount at risk for investment-oriented life insurance products.
The profitability of the Company's property and casualty insurance businesses over time is greatly influenced by the Company’s underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance, the size of its in force block, actual mortality and morbidity experience, and its ability to manage its expense ratio which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity based on historical loss experience adjusted for known trends, the Company’s response to rate actions taken by competitors, and expectations about regulatory and legal developments and expense levels. The Company seeks to price its insurance policies such that insurance premiums and future net investment income earned on premiums received will cover underwriting expenses and the ultimate cost of paying claims reported on the policies and provide for a profit margin. For many of its insurance products, the Company is required to obtain approval for its premium rates from state insurance departments.
The financial results in the Company’s variable annuity and mutual fund businesses depend largely on the amount of the contract holder or shareholder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, which measure the success of the Company’s asset gathering and retention efforts, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
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

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1.

	2013	2012	2011	Increase (Decrease) From 2012 to 2013	Increase (Decrease) From 2011 to 2012
Earned premiums	$13,226	$13,631	$14,088	$(405)	$(457)
Fee income	2,805	4,386	4,700	(1,581)	(314)
Net investment income (loss):				—	—
Securities available-for-sale and other	3,362	4,227	4,263	(865)	(36)
Equity securities, trading	6,061	4,364	(1,345)	1,697	5,709
Total net investment income	9,423	8,591	2,918	832	5,673
Net realized capital gains (losses):				—	—
Total other-than-temporary impairment (“OTTI”) losses	(93)	(389)	(263)	296	(126)
OTTI losses recognized in other comprehensive income	20	40	89	(20)	(49)
Net OTTI losses recognized in earnings	(73)	(349)	(174)	276	(175)
Net realized capital gains on business dispositions	1,575	—	—	1,575	—
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(995)	(395)	(52)	(600)	(343)
Total net realized capital gains (losses)	507	(744)	(226)	1,251	(518)
Other revenues	275	258	253	17	5
Total revenues	26,236	26,122	21,733	114	4,389
Benefits, losses and loss adjustment expenses	10,948	13,248	14,627	(2,300)	(1,379)
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	6,060	4,363	(1,345)	1,697	5,708
Amortization of deferred policy acquisition costs and present value of future profits	2,701	1,988	2,444	713	(456)
Insurance operating costs and other expenses	4,280	5,204	5,269	(924)	(65)
Loss on extinguishment of debt	213	910	—	(697)	910
Reinsurance loss on disposition, including reduction in goodwill of $156 and $342, respectively	1,574	533	—	1,041	533
Interest expense	397	457	508	(60)	(51)
Goodwill impairment	—	—	30	—	(30)
Total benefits, losses and expenses	26,173	26,703	21,533	(530)	5,170
Income (loss) from continuing operations before income taxes	63	(581)	200	644	(781)
Income tax benefit	(247)	(481)	(373)	234	(108)
Income (loss) from continuing operations, net of tax	310	(100)	573	410	(673)
Income (loss) from discontinued operations, net of tax	(134)	62	139	(196)	(77)
Net income (loss)	$176	$(38)	$712	$214	$(750)

Year ended December 31, 2013 compared to the year ended December 31, 2012
The increase in net income from 2012 to 2013 was primarily due to the following items:

•
Current accident year losses and loss adjustment expenses before catastrophes of $6.3 billion, before tax, in 2013, decreased from $6.6 billion, before tax, in 2012. The decrease was primarily driven by lower loss and loss adjustment expenses in Property and Casualty Commercial workers’ compensation business due to favorable severity and frequency.

•
Current accident year catastrophe losses of $312, before tax, in 2013, compared to $706, before tax, in 2012. Losses in 2013 were primarily due to multiple thunderstorm, hail, and tornado events across various U.S. geographic regions. Losses in 2012 were primarily driven by $350 related to Storm Sandy and multiple thunderstorm, hail, and tornado events across various U.S. geographic regions.

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

•
Reinsurance loss on disposition of $533, before tax, in 2012 consisting of an impairment of goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business, and losses in 2012 from the operations of the Retirement Plans and Individual Life businesses sold in 2013. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

Partially offsetting the increase in net income were the following items:

•
An increase of $853 in the Unlock charge, before tax, in 2013 compared to an Unlock benefit of $47, before tax, in 2012. The Unlock charge in 2013 was primarily due to Japan hedge cost assumption changes associated with expanding the Japan variable annuity hedging program in 2013, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock benefit in 2012 was driven primarily by actual separate account returns above our aggregated estimated return, partially offset by assumption changes in connection with the annual policyholder behavior assumption study. For further discussion of Unlocks, see MD&A - Critical Accounting Estimates, Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts and MD&A - Talcott Resolution.

•
Net realized capital gains (losses), excluding the realized capital gain on business dispositions and OTTI, increased to a loss of $995, before tax, from a loss in the prior year of $395, before tax, primarily due to losses on the international variable annuity hedge program in 2013. The losses in 2013 primarily resulted from the weakening of the yen and rising equity markets. Certain hedge assets generated realized capital losses on rising equity markets and weakening of the yen and are used to hedge liabilities that are not carried at fair value. For further discussion of investment results, see MD&A - Key Performance Measures and Ratios, Net Realized Capital Gains (Losses). For information on the related sensitivities of the variable annuity hedging program, see Enterprise Risk Management, Variable Product Guarantee Risks and Risk Management.

•
Net asbestos reserve strengthening of $130, before tax in 2013, compared to $48, before tax in 2012, resulting from the Company's annual review of its asbestos liabilities. For further information, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•	The Company reported a loss from discontinued operations primarily due to the realized capital loss of $102, after-tax, on the sale of Hartford Life International, Ltd. ("HLIL") in 2013.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). The $234 decrease in the income tax benefit in 2013 compared with the higher income tax benefit in 2012 was primarily due to the $644 increase in income (loss) from continuing operations, before tax. The income tax benefit of $247 and $481 in 2013 and 2012, respectively, includes separate account DRD benefits of $139 and $145, respectively.

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

•
A loss on extinguishment of debt of $910, before tax in 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.

•
Reinsurance loss on disposition of $533, before tax, in 2012 consisting of a goodwill impairment charge and loss accrual for premium deficiency related to the disposition of the Individual Life business.

•
Income (loss) from discontinued operations, after-tax, decreased due to a realized gain on the sale of Specialty Risk Services of $150, after-tax, which was partially offset by a loss of $74, after-tax, from the disposition of Federal Trust Corporation.

Partially offsetting these decreases in net income were the following items:

•
An Unlock benefit of $47, before tax, in 2012 compared to an Unlock charge of $734, before tax, in 2011. The benefit in 2012 was driven primarily by actual separate account returns above our aggregated estimated return, partially offset by policyholder assumption changes which reduced expected future gross profits including additional costs associated with the U.S. variable annuity macro hedge program. The Unlock charge in 2011 was primarily due to the impact of changes to the international variable annuity hedge program.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). The $108 increase in the income tax benefit in 2012 compared with the income tax benefit in 2011 was primarily due to the $781 decrease in income (loss) from continuing operations, before tax. The income tax benefit of $481and $373 in 2012 and 2011, respectively, includes separate account DRD benefits of $140 and $201, respectively. The income tax benefit in 2011 includes a release of $86, or 100%, of the valuation allowance associated with realized capital losses, as well as a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of DRD for years 1998, 2000 and 2001.

•
Current accident year catastrophe losses of $706, before tax, in 2012 compared to $745, before tax, in 2011. The losses in 2012 primarily include Storm Sandy, as well as multiple thunderstorm, hail, and tornado events across various U.S. geographic regions in both 2012 and 2011.

•
The Company recorded reserve releases of $61, before tax, in 2012, compared to reserve strengthening of $48, before tax, in 2011, in its property and casualty insurance prior accident years development, excluding asbestos and environmental reserves. For additional information regarding prior accident years development, see MD&A - Critical Accounting Estimates.

•	Net asbestos reserve strengthening of $48, before tax, in 2012, compared to $294, before tax, in 2011 resulting from the Company's annual review of its asbestos liabilities.

•	A $112, before tax charge in 2011 related to the write-off of capitalized costs associated with a policy administration software project that was discontinued.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

Net income (loss) by segment	2013	2012	2011	Increase (Decrease) From 2012 to 2013	Increase (Decrease) From 2011 to 2012
Property & Casualty Commercial	$870	$547	$526	$323	$21
Consumer Markets	229	166	7	63	159
Property & Casualty Other Operations	(2)	57	(117)	(59)	174
Group Benefits	192	129	92	63	37
Mutual Funds	76	71	98	5	(27)
Talcott Resolution	(634)	1	540	(635)	(539)
Corporate	(555)	(1,009)	(434)	454	(575)
Net income (loss)	$176	$(38)	$712	$214	$(750)

Investment Results
Composition of Invested Assets

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$62,357	79.2%	$85,922	81.6%
Fixed maturities, at fair value using the fair value option ("FVO")	844	1.1%	1,087	1.0%
Equity securities, AFS, at fair value	868	1.1%	890	0.8%
Mortgage loans	5,598	7.1%	6,711	6.4%
Policy loans, at outstanding balance	1,420	1.8%	1,997	1.9%
Limited partnerships and other alternative investments	3,040	3.9%	3,015	2.9%
Other investments [1]	521	0.7%	1,114	1.1%
Short-term investments	4,008	5.1%	4,581	4.3%
Total investments excluding equity securities, trading	78,656	100%	105,317	100%
Equity securities, trading, at fair value [2]	19,745		28,933
Total investments	$98,401		$134,250
[1] Primarily relates to derivative instruments.
[2] As of December 31, 2013 and 2012, approximately $19.7 billion and $27.1 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of December 31, 2013 and 2012, respectively: Japan equity 22% and 20%, Japan fixed income (primarily government securities) 15% and 15%, global equity 22% and 21%, global government bonds 40% and 43%, and cash and other 1% and 1%.
Total investments decreased since December 31, 2012, principally due to the sale of the Retirement Plans and Individual Life businesses resulting in the transfer of fixed maturities, AFS, fixed maturities, FVO, equity securities, AFS, mortgage loans, and policy loans with a total carrying value of $17.3 billion in January 2013. In addition, the sale of the U.K. variable annuity business, HLIL, in the fourth quarter of 2013 resulted in a decline in the carrying value of fixed maturities, AFS and equity securities, trading of $469 and $1.7 billion, respectively. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. The remaining decrease in total invested assets is primarily due to a decrease in equity securities, trading, fixed maturities, AFS, other investments, and short-term investments. The decline in equity securities, trading was primarily due to variable annuity policy surrenders, the depreciation of the Japanese Yen as compared to the U.S. dollar, partially offset by equity market gains. The decrease in fixed maturities, AFS was due to a decline in valuations due to an increase in interest rates, a reduction in assets levels in Talcott Resolution associated with dollar rolls and repurchase agreements, and capital management actions, including debt repayments and share repurchases. The decline in other investments was largely due to a decline in derivative market value primarily resulting from an increase in interest rates and the depreciation of the Japanese yen in comparison to the euro and U.S dollar. The decrease in short-term investments is primarily attributable to a decline in derivative collateral held due to decreases in derivative market values.

Net Investment Income (Loss)

	For the years ended December 31,
	2013		2012		2011
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$2,623	4.1%	$3,352	4.2%	$3,382	4.2%
Equity securities, AFS	30	3.6%	37	4.3%	36	3.8%
Mortgage loans	262	4.9%	337	5.2%	281	5.4%
Policy loans	83	5.9%	119	6.0%	131	6.1%
Limited partnerships and other alternative investments	287	9.5%	196	7.1%	243	12.0%
Other investments [3]	200		297		305
Investment expense	(123)		(111)		(115)
Total securities AFS and other	$3,362	4.3%	$4,227	4.3%	$4,263	4.4%
Equity securities, trading	6,061		4,364		(1,345)
Total net investment income (loss)	$9,423		$8,591		$2,918
Total securities, AFS and other excluding limited partnerships and other alternative investments	3,075	4.1%	4,031	4.3%	4,020	4.2%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading, repurchase agreement and dollar roll collateral, and consolidated variable interest entity non-controlling interests. Yield calculations for the year ended December 31, 2013 exclude assets transferred due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for all periods exclude income and assets associated with the disposal of the HLIL business. Yields by asset type exclude investment expenses.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Total net investment income increased primarily due to an increase in income from equity securities, trading, which is a result of broad global equity market appreciation, partially offset by the depreciation of the Japanese Yen as compared to the U.S. dollar; as well as an increase in income from limited partnerships, due to real estate and private equity funds selling underlying investments and continued valuation improvements. This increase was partially offset by a decrease in income due to lower asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in January 2013, and a decline in yield. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.1% in 2013 versus 4.3% in 2012. The decline was primarily attributable to the divestiture of Individual Life and Retirement Plans businesses. The invested assets transferred associated with the divested Individual Life and Retirement Plans businesses had a carrying value of $17.3 billion and an average book yield, including the impact of associated derivatives, of approximately 5.0%. The average reinvestment rate for the year ended December 31, 2013 was approximately 3.8%, excluding treasury securities and mortgage backed securities related to dollar roll transactions, which is slightly higher than the average yield of sales and maturities for the same period. For further discussion on dollar roll transactions see Note 6 - Investments and Derivative Investments of Notes to Consolidated Financial Statements.
Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2014, to remain relatively consistent with the 2013 net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.
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

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before tax)	2013	2012	2011
Gross gains on sales	$2,387	$821	$687
Gross losses on sales	(692)	(440)	(384)
Net OTTI losses recognized in earnings [1]	(73)	(349)	(174)
Valuation allowances on mortgage loans	(1)	14	24
Japanese fixed annuity contract hedges, net [2]	6	(36)	3
Periodic net coupon settlements on credit derivatives/Japan	(7)	(10)	(10)
Results of variable annuity hedge program
U.S. GMWB derivatives, net	262	519	(397)
U.S. macro hedge program	(234)	(340)	(216)
Total U.S. program	28	179	(613)
International program	(1,586)	(1,467)	691
Total results of variable annuity hedge program	(1,558)	(1,288)	78
Other, net [3]	445	544	(450)
Net realized capital gains (losses)	$507	$(744)	$(226)

[1]	Includes $177 of intent-to-sell impairments for the year ended December 31, 2012, relating to the sales of the Retirement Plans and Individual Life businesses in 2013.

[2]
Relates to the Japanese fixed annuity products (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments excluding periodic net coupon settlements, and the change in value related to Japan government FVO securities).

[3]
Primarily consists of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is primarily offset in AOCI, and gains and losses on non-qualifying derivatives.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the year ended December 31, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion. The remaining gains on sales were primarily due to the sales of corporate securities and tax-exempt municipals. Gross losses on sales were primarily the result of the sales of U.S. Treasuries and mortgage backed securities. The sales were predominantly due to management of duration and liquidity as well as progress towards sector allocation objectives.

•
Gross gains and losses on sales for the year ended December 31, 2012 were predominately from investment grade corporate securities, municipal bonds, mortgage backed securities and U.S. Treasuries. These sales were the result of tactical portfolio management as well as to maintain duration targets.

•
Gross gains and losses on sales for the year ended December 31, 2011 were predominately from investment grade corporate securities, U.S. Treasuries, municipal bonds and commercial real estate related securities. These sales were the result of reinvestment into spread product well-positioned for modest economic growth, as well as the purposeful reduction of certain exposures.

Net OTTI losses

•	See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Valuation allowances on mortgage loans

•	See Valuation Allowances on Mortgage Loans within the Investment Portfolio Risks and Risk Management section of the MD&A.

Variable annuity hedge program

•
For the year ended December 31, 2013 the gain on U.S. GMWB related derivatives, net, was primarily related to gains of $203 from revaluing the liability for living benefits largely driven by favorable policyholder behavior related to increased surrenders and gains of $38 due to liability assumption updates for lapses and withdrawal rates. The loss on the U.S. macro hedge program for the year ended December 31, 2013 was primarily driven by losses of $114 due to an improvement in domestic equity markets, losses of $56 related to an increase in interest rates, and losses of $31 related to a decrease in equity market volatility. The loss on the international program for the year ended December 31, 2013 was primarily driven by losses of $1.1 billion related to an improvement in global equity markets and losses of $608 largely related to depreciation of the Japanese yen in relation to the euro.

•
For the year ended December 31, 2012 the gain on U.S. GMWB related derivatives, net, was primarily driven by liability model assumption updates of $274 largely related to a reduction in the reset assumptions to better align with actual experience, gains of $106 related to outperformance of underlying actively managed funds compared to their respective indices, and gains of $83 driven by a decline in equity market volatility. The loss on the U.S. macro hedge program for the year ended December 31, 2012 was primarily driven by losses of $167 related to the passage of time, losses of $118 due to an improvement in domestic equity markets, and losses of $60 related to a decrease in equity market volatility. The loss on the international program for the year ended December 31, 2012 was primarily driven by losses of $795 related to an improvement in global equity markets and losses of $672 related to depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
For the year ended December 31, 2011 the loss on U.S. GMWB related derivatives, net, was primarily due to a decrease in long-term interest rates that resulted in a loss of $283 and higher interest rate volatility that resulted in a loss of $84. The loss on the U.S. macro hedge program for the year ended December 31, 2011 was primarily driven by the passage of time and a decrease in equity market volatility since the purchase date of certain options during the fourth quarter. The gain associated with the international program for the year ended December 31, 2011 was primarily driven by the Japanese yen strengthening, a decline in global equity markets, and a decrease in interest rates.

Other, net

•
Other, net gain for the year ended December 31, 2013 was partially related to gains of $239 on transactional foreign currency re-valuation primarily associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Gains of $71 on interest derivatives were primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 of Notes to Consolidated Financial Statements. Additional gains included $69 on interest rate derivatives primarily due to an increase in U.S. interest rates and $42 of gains on credit derivatives due to credit spreads tightening.

•
Other, net gain for the year ended December 31, 2012 was primarily related to gains of $313 on credit derivatives due to credit spreads tightening, gains of $251 on transactional foreign currency re-valuation primarily associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, and gains of $96 on interest derivatives largely driven by the de-designation of the cash flow hedges associated with bonds included in the sale of Individual Life and Retirement Plans businesses. For further information on the business dispositions, see Note 2 of Notes to the Consolidated Financial Statements. These gains were partially offset by losses of $111 related to Japan 3Win foreign currency swaps primarily driven by the strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen and the decline in U.S. interest rates.

•
Other, net loss for the year ended December 31, 2011 was primarily due to losses of $148 on credit derivatives driven by credit spreads widening and losses of $129 on transactional foreign currency re-valuation primarily associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI. Additionally losses of $94 for the year ended December 31, 2011 resulted from equity futures and options used to hedge equity market risk in the investment portfolio due to an increase in equity market during the hedged period. Also included were losses of $69 on Japan 3Win foreign currency swaps primarily driven by a decrease in long-term U.S. interest rates.

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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $244 as of December 31, 2013, comprised of $42 related to Property & Casualty Commercial and $202 related to Property & Casualty Other Operations.
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
Loss and loss adjustment expense reserves by line of business as of December 31, 2013, net of reinsurance are as follows:

	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty
Reserve Line of Business
Auto liability	$691	$1,372	$—	$2,063
Auto physical damage	18	25	—	43
Homeowners’	—	422	—	422
Professional liability	631	—	—	631
Package business	1,236	—	—	1,236
General liability	2,480	31	—	2,511
Fidelity and surety	180	—	—	180
Commercial property	130	—	—	130
A&E	22	1	1,985	2,008
Workers’ compensation	8,463	—	—	8,463
Assumed reinsurance	—	—	265	265
All other non-A&E	—	—	724	724
Total reserves-net	13,851	1,851	2,974	18,676
Reinsurance and other recoverables	2,442	13	573	3,028
Total reserves-gross	$16,293	$1,864	$3,547	$21,704

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
The Company’s reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. For most lines of business, these reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and fidelity and surety. Other reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred in accident years older than twelve and twenty years, for Consumer Markets and Property & Casualty Commercial, respectively, assumed reinsurance, latent exposures, such as construction defects, and unallocated loss adjustment expense. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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
As of December 31, 2013 and 2012, net property and casualty insurance product reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates and which generally exceed the statutory discount rates set by regulators, such that workers’ compensation reserves for statutory reporting are higher than the net reserves for U.S. GAAP reporting. Largely offsetting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting. Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies.
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
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the information that has been accumulated. Numerous factors are considered in this process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. Total recorded net reserves, excluding asbestos and environmental, were 2.6% higher than the actuarial indication of the reserves as of December 31, 2013.
For a discussion of changes to reserve estimates recorded in 2013, see Reserve Roll-forwards and Development included below in this section.

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
In specialty lines, many lines of insurance are “long-tail”, including large deductible workers’ compensation insurance; as such, reserve estimates for these lines are more difficult to determine than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for large deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Auto severity trends can be impacted by changes in internal claim handling and case reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Another example of reserve variability relates to reserves for directors’ and officers’ insurance. There is potential volatility in the required level of reserves due to the continued uncertainty regarding the number and severity of class action suits, including uncertainty regarding the Company’s exposure to losses arising from the collapse of the sub-prime mortgage market. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies is primarily in excess layers, making estimates of loss more complex. The financial market turmoil that began in 2008 and 2009 increased the number of shareholder class action lawsuits against our insureds or their directors and officers and this trend could continue for some period of time.

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
Recorded reserves for auto liability, net of reinsurance, are $2.1 billion across all lines, $1.4 billion of which is in Consumer Markets. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key indicator for Consumer Markets auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 2.5 point change in annual severity for the two most recent accident years would change the estimated net reserve need by $80, in either direction. A 2.5 point change in annual severity is within the Company’s historical variation.
Recorded reserves for workers’ compensation, net of reinsurance, are $8.5 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, medical cost inflation and other changes in loss cost trends. The Company has reviewed the historical variation in paid loss development patterns. If the paid loss development patterns change by 2%, the estimated net reserve need would change by $400, in either direction. A 2% change in paid loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Recorded reserves for general liability, net of reinsurance, are $2.5 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 8%, the estimated net reserve need would change by $200, in either direction. A 8% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.

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
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2013 of approximately$2.01 billion ($1.73 billion and $276 for asbestos and environmental, respectively) are within an estimated range, unadjusted for covariance, of $1.6 billion to $2.3 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 15 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results or cash flows. Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves.
Total Property and Casualty Insurance Product Reserves, Net of Reinsurance, Results
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2013 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.

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
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

For the year ended December 31, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,897	2,412	—	6,309
Current accident year catastrophes [3]	105	207	—	312
Prior accident years	83	(39)	148	192
Total provision for unpaid losses and loss adjustment expenses	4,085	2,580	148	6,813
Less: Payments	3,889	2,639	298	6,826
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Reinsurance and other recoverables	2,442	13	573	3,028
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Earned premiums	$6,203	$3,660
Loss and loss expense paid ratio [1]	62.7	72.1
Loss and loss expense incurred ratio	65.9	70.5
Prior accident years development (pts) [2]	1.3	(1.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

For the year ended December 31, 2013
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Thunderstorms and hail [1]	$65	$103	$168
Tornadoes [1]	27	63	90
Other [1] [2]	13	41	54
Total (before tax)	$105	$207	$312
[1] Amounts represent an aggregation of multiple catastrophes across multiple U.S. geographic regions.
[2] Includes wildfire, winter storms and flooding.

Prior accident years development recorded in 2013
Included within prior accident years development for the year ended December 31, 2013 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$141	$3	$—	$144
Homeowners	—	(6)	—	(6)
Professional liability	(29)	—	—	(29)
Package business	2	—	—	2
General liability	(75)	—	—	(75)
Fidelity and surety	(8)	—	—	(8)
Commercial property	(7)	—	—	(7)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	12	12
Uncollectible reinsurance	(25)	—	—	(25)
Workers’ compensation	(2)	—	—	(2)
Workers’ compensation - NY 25a Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	30	—	—	30
Catastrophes	(24)	(39)	—	(63)
Other reserve re-estimates, net	—	3	6	9
Total prior accident years development	$83	$(39)	$148	$192
During 2013, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability, primarily related to specialty lines claims, arising from a higher frequency of large loss bodily injury claims in accident years 2010 through 2012.

•	Released reserves in professional liability for accident years 2008 through 2012 due to lower than expected claim severity, primarily for large-sized accounts.

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

•
Release in workers’ compensation is the net of releases for accident year 2009 and prior reflecting favorable development in average severity, the result of a speed up in settlements and the result of moving to an enhanced state-level analysis of loss experience, offset by strengthening workers’ compensation for accident years 2010 through 2012 reflecting the emergence of a higher mix of more severe claims.

•
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

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2012:

For the year ended December 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,178	2,390	—	6,568
Current accident year catastrophes [3]	325	381	—	706
Prior accident years	72	(141)	65	(4)
Total provision for unpaid losses and loss adjustment expenses	4,575	2,630	65	7,270
Less: Payments	4,014	2,772	312	7,098
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Reinsurance and other recoverables	2,365	16	646	3,027
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Earned premiums	$6,259	$3,636
Loss and loss expense paid ratio [1]	64.1	76.2
Loss and loss expense incurred ratio	73.1	72.3
Prior accident years development (pts) [2]	1.2	(3.9)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

For the year ended December 31, 2012
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Thunderstorms and hail [1]	$84	$172	$256
Tornadoes [1]	30	40	70
Wildfire	1	18	19
Storm Sandy	207	143	350
Other	3	8	11
Total (before tax)	$325	$381	$706
[1] Amounts represent an aggregation of multiple catastrophes across multiple U.S. geographic regions.

Prior accident years development recorded in 2012
Included within prior accident years development for the year ended December 31, 2012 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2012
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$56	$(81)	$—	$(25)
Homeowners	—	(32)	—	(32)
Professional liability	40	—	—	40
Package business	(20)	—	—	(20)
General liability	(87)	—	—	(87)
Fidelity and surety	(9)	—	—	(9)
Commercial property	(8)	—	—	(8)
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	10	10
Workers’ compensation	78	—	—	78
Change in workers’ compensation discount, including accretion	52	—	—	52
Catastrophes	(37)	(29)	—	(66)
Other reserve re-estimates, net	7	1	7	15
Total prior accident years development	$72	$(141)	$65	$(4)
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

A roll-forward follows of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the year ended December 31, 2011:

For the year ended December 31, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$14,727	$2,177	$4,121	$21,025
Reinsurance and other recoverables	2,361	17	699	3,077
Beginning liabilities for unpaid losses and loss adjustment expenses, net	12,366	2,160	3,422	17,948
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,139	2,536	—	6,675
Current accident year catastrophes [3]	320	425	—	745
Prior accident years	125	(75)	317	367
Total provision for unpaid losses and loss adjustment expenses	4,584	2,886	317	7,787
Less: Payments	3,856	2,994	368	7,218
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Reinsurance and other recoverables	2,343	9	681	3,033
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Earned premiums	$6,127	$3,747
Loss and loss expense paid ratio [1]	62.9	79.9
Loss and loss expense incurred ratio	74.8	77.0
Prior accident years development (pts) [2]	2.0	(2.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

For the year ended December 31, 2011
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Thunderstorms [1]	$29	$87	$116
Tornadoes [1]	184	239	423
Winter Storms [1]	37	38	75
Wildfire	—	14	14
Hurricane Irene	60	43	103
Tropical Storm Lee	10	4	14
Total (before tax)	$320	$425	$745
[1] Amounts represent an aggregation of multiple catastrophes across multiple U.S. geographic regions.

Prior accident years development recorded in 2011
Included within prior accident years development for the year ended December 31, 2011 were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2011
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$(4)	$(93)	$—	$(97)
Homeowners	—	(1)	—	(1)
Professional liability	29	—	—	29
Package business	(76)	—	—	(76)
General liability	(40)	—	—	(40)
Fidelity and surety	(7)	—	—	(7)
Commercial property	(4)	—	—	(4)
Net asbestos reserves	—	—	294	294
Net environmental reserves	—	—	26	26
Workers’ compensation	171	—	—	171
Change in workers’ compensation discount, including accretion	38	—	—	38
Catastrophes	12	25	—	37
Other reserve re-estimates, net	6	(6)	(3)	(3)
Total prior accident years development	$125	$(75)	$317	$367
During 2011, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Released reserves for personal auto liability claims, primarily for accident years 2006 through 2010. Favorable trends in reported severity have persisted or improved over this time period.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Property & Casualty Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2013, 2012 and 2011.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

	Asbestos		Environmental	All Other [1]	Total
2013
Beginning liability — net [2] [3]	$1,776		$290	$1,058	$3,124
Losses and loss adjustment expenses incurred	130		12	6	148
Less: Losses and loss adjustment expenses paid	192		32	74	298
Ending liability — net [2] [3]	$1,714	[4]	$270	$990	$2,974
2012
Beginning liability — net [2] [3]	$1,892		$320	$1,159	$3,371
Losses and loss adjustment expenses incurred	48		10	7	65
Less: Losses and loss adjustment expenses paid	164		40	108	312
Ending liability — net [2] [3]	$1,776		$290	$1,058	$3,124
2011
Beginning liability — net [2] [3]	$1,787		$334	$1,302	$3,423
Losses and loss adjustment expenses incurred	294		26	(3)	317
Less: Losses and loss adjustment expenses paid	189		40	140	369
Ending liability — net [2] [3]	$1,892		$320	$1,159	$3,371

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $18 and $5 respectively, as of December 31, 2013, $15 and $7, respectively, as of December 31, 2012, and $15 and $8, respectively, as of December 31, 2011; total net losses and loss adjustment expenses incurred for the years ended December 31, 2013, 2012 and 2011 of $15, $13 and $27, respectively, related to asbestos and environmental claims; and total net losses and loss adjustment expenses paid for the years ended December 31, 2013, 2012 and 2011 of $14, $15 and $20, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Property & Casualty Commercial and Consumer Markets, were $2,182 and $311, respectively, as of December 31, 2013; $2,294 and $334, respectively, as of December 31, 2012; and $2,442 and $367, respectively, as of December 31, 2011.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $201 and $191, respectively, resulting in a one year net survival ratio of 8.6 and a three year net survival ratio of 9.1. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e., survive) if the future annual claim payments were consistent with the calculated historical average.

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
The following table sets forth, for the years ended December 31, 2013, 2012 and 2011, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2013
Gross
Direct	$159	$72	$23	$6
Assumed Reinsurance	68	50	4	6
London Market	16	8	6	—
Total	243	130	33	12
Ceded	(51)	—	(1)	—
Net	$192	$130	$32	$12
2012
Gross
Direct	$153	$55	$31	$9
Assumed Reinsurance	51	14	7	—
London Market	17	5	5	3
Total	221	74	43	12
Ceded	(57)	(26)	(3)	(2)
Net	$164	$48	$40	$10
2011
Gross
Direct	$170	$350	$32	$25
Assumed Reinsurance	55	12	8	—
London Market	23	16	6	4
Total	248	378	46	29
Ceded	(59)	(84)	(6)	(3)
Net	$189	$294	$40	$26

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the years ended December 31, 2013, 2012 and 2011 includes $15, $13 and $30, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the years ended December 31, 2013, 2012 and 2011 includes $14, $15 and $22, respectively, related to asbestos and environmental claims.

In the fourth quarters of 2013, 2012 and 2011, the Company completed evaluations of certain of its non-asbestos and environmental reserves in Property & Casualty Other Operations, including its assumed reinsurance liabilities and in 2013, 2012, and 2011, the Company recognized no prior year development on these reserves.
During the second quarters of 2013 and 2012 and the third quarter of 2011, the Company completed its annual ground up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for some individual account exposures increased based upon unfavorable litigation results and increased clean-up or expense costs, with the vast majority of this deterioration emanating from a limited number of insureds. The net effect of these account-specific changes as well as quarterly actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in $12, $10 and $19 increases in net environmental liabilities in 2013, 2012 and 2011, respectively. In addition to the quarterly actuarial evaluations, the Company currently expects to continue to perform an evaluation of its environmental liabilities annually.
During the second quarters of 2013, 2012 and 2011, the Company completed its annual ground-up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. During 2013, the Company found estimates for individual cases changed based upon the particular circumstances in such accounts. These cases were case specific and not as a result of any underlying change in current environment. The Company experienced moderate increases in claim frequency and severity as well as expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experience by the direct policyholders. Based on this evaluation, the Company strengthened its net asbestos reserves by $130 in second quarter 2013. During 2012, the Company found estimates for individual cases changed based upon the particular circumstances of such accounts. These changes were case specific and not as a result of any underlying change in the current environment. The Company experienced moderate increases in claim severity, expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experienced by direct policy holders. Based on this evaluation, the Company strengthened its net asbestos reserves by $48 in second quarter 2012. During 2011, for certain direct policyholders, the Company experienced increases in claim frequency, severity and expense which were driven by mesothelioma claims, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on its assumed reinsurance accounts driven largely by the same factors experienced by the direct policyholders. Based on this evaluation, the Company strengthened its net asbestos reserves by $290 in second quarter 2011. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company's coverage obligations for all its PPG asbestos liabilities. The agreement is contingent on the fulfillment of certain conditions. Major Asbestos Defendants gross asbestos reserves accounted for approximately 29% of the Company's total Direct gross asbestos reserves as of June 30, 2013.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represented 1,125 accounts and contained approximately 44% of the Company's total Direct gross asbestos reserves as of June 30, 2013.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

The following table displays gross asbestos and environmental reserves by category as of December 31, 2013:
Summary of Gross A&E Reserves

	Asbestos [1]	Environmental [2]	Total A&E
Gross
Direct	$1,637	$229	$1,866
Assumed Reinsurance	291	34	325
London Market	254	48	302
Total	2,182	311	2,493
Ceded	(450)	(36)	(486)
Net	$1,732	$275	$2,007

[1]
The one year gross paid amount for total asbestos claims is $253, resulting in a one year gross survival ratio of 8.6. The three year average gross paid amount for total asbestos claims is $247, resulting in a three year gross survival ratio of 8.8.

[2]
The one year gross paid amount for total environmental claims is $41, resulting in a one year gross survival ratio of 7.6. The three year average gross paid amount for total environmental claims is $50, resulting in a three year gross survival ratio of 6.3.

The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarters of 2013, 2012 and 2011, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The evaluation in the second quarters of 2013, 2012, and 2011 resulted in no adjustments to the allowance for uncollectible reinsurance. As of December 31, 2013, 2012, and 2011, the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $202, $203, and $207 and is included in the "All other" category of net loss and loss adjustment expense reserves. The Company currently expects to perform its regular comprehensive review of Property & Casualty Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.

Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in the
Property & Casualty Other Operations segment regularly and, where future developments indicate, make appropriate adjustments to the reserves. The company will complete both its annual ground-up asbestos and environmental reserve studies during the second quarter of
2014.

Impact of Re-estimates
The establishment of property and casualty insurance product reserves is an estimation process, using a variety of methods, assumptions and data elements. Ultimate losses may vary materially from the current estimates. Many factors can contribute to these variations and the need to change the previous estimate of required reserve levels. Subsequent changes can generally be thought of as being the result of the emergence of additional facts that were not known or anticipated at the time of the prior reserve estimate and/or changes in interpretations of information and trends.
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

	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property & Casualty [1]
Range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2013	(3.1)% - 1.5%	(6.9)% - 0.2%	1.9% - 9.3%	(1.2)% - 2.6%

[1]	Excluding the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (2.5)% to 1.0%.

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
A table depicting the historical development of the liabilities for unpaid losses and loss adjustment expenses, net of reinsurance, follows:
Loss Development Table
Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31,

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$16,218	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689	$18,676
Cumulative paid losses and loss expenses
One year later	4,415	3,594	3,702	3,727	3,703	3,771	3,882	4,037	4,216	4,274
Two years later	6,779	6,035	6,122	5,980	5,980	6,273	6,401	6,664	6,897	—
Three years later	8,686	7,825	7,755	7,544	7,752	8,074	8,241	8,503	—	—
Four years later	10,075	9,045	8,889	8,833	9,048	9,411	9,538	—	—	—
Five years later	11,063	9,928	9,903	9,778	10,061	10,395	—	—	—	—
Six years later	11,821	10,798	10,674	10,564	10,845	—	—	—	—	—
Seven years later	12,601	11,448	11,334	11,216	—	—	—	—	—	—
Eight years later	13,193	12,023	11,895	—	—	—	—	—	—	—
Nine years later	13,718	12,526	—	—	—	—	—	—	—	—
Ten years later	14,186	—	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	16,632	16,439	17,159	17,652	18,005	18,161	18,014	18,315	18,513	18,881
Two years later	17,232	16,838	17,347	17,475	17,858	18,004	18,136	18,275	18,686	—
Three years later	17,739	17,240	17,318	17,441	17,700	18,139	18,093	18,299	—	—
Four years later	18,367	17,344	17,497	17,439	17,866	18,120	18,056	—	—	—
Five years later	18,554	17,570	17,613	17,676	17,848	18,092	—	—	—	—
Six years later	18,836	17,777	17,895	17,673	17,857	—	—	—	—	—
Seven years later	19,063	18,064	17,899	17,749	—	—	—	—	—	—
Eight years later	19,351	18,062	18,045	—	—	—	—	—	—	—
Nine years later	19,358	18,214	—	—	—	—	—	—	—	—
Ten years later	19,517	—	—	—	—	—	—	—	—	—
Deficiency (redundancy), net of reinsurance	$3,299	$2,023	$1,182	$145	$(374)	$(255)	$(154)	$351	$169	$192

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
Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31,

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net reserve, as initially estimated	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689	$18,676
Reinsurance and other recoverables, as initially estimated	5,138	5,403	4,387	3,922	3,586	3,441	3,077	3,033	3,027	3,028
Gross reserve, as initially estimated	$21,329	$22,266	$21,991	$22,153	$21,933	$21,651	$21,025	$21,550	$21,716	$21,704
Net re-estimated reserve	$18,214	$18,045	$17,749	$17,857	$18,092	$18,056	$18,299	$18,686	$18,881
Re-estimated and other reinsurance recoverables	5,647	5,971	4,362	4,103	3,777	3,288	2,988	2,805	2,620
Gross re-estimated reserve	$23,861	$24,016	$22,111	$21,960	$21,869	$21,344	$21,287	$21,491	$21,501
Gross deficiency (redundancy)	$2,532	$1,750	$120	$(193)	$(64)	$(307)	$262	$(59)	$(215)
The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2013. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2013 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Total
By Accident year
2003 & Prior	$414	$600	$507	$628	$187	$282	$227	$288	$7	$158	$3,298
2004	—	(352)	(108)	(226)	(83)	(56)	(20)	(1)	(9)	(7)	(862)
2005	—	—	(103)	(214)	(133)	(47)	(91)	(5)	6	(6)	(593)
2006	—	—	—	(140)	(148)	(213)	(118)	(45)	(7)	(69)	(740)
2007	—	—	—	—	(49)	(113)	(156)	(71)	(15)	(67)	(471)
2008	—	—	—	—	—	(39)	1	(31)	(1)	(37)	(107)
2009	—	—	—	—	—	—	(39)	(13)	(24)	(8)	(84)
2010	—	—	—	—	—	—	—	245	3	61	309
2011	—	—	—	—	—	—	—	—	36	148	184
2012	—	—	—	—	—	—	—	—	—	19	19
Total strengthening (release)	$414	$248	$296	$48	$(226)	$(186)	$(196)	$367	$(4)	$192	$953

Reserve changes for accident years 2003 & Prior
The largest impacts of net reserve re-estimates are shown in the “2003 & Prior” accident years. The reserve deterioration is driven, in part, by deterioration of reserves for asbestos, environmental, assumed casualty reinsurance, workers’ compensation, and general liability claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions.
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
The reserve re-estimates during calendar year 2008 were largely driven by increases in asbestos, environmental and general liability reserves. The reserve re-estimates in calendar years 2009, 2010, 2011 and 2013 were largely due to increases in asbestos and environmental reserves, resulting from the Company’s annual evaluations of these liabilities. These reserve evaluations reflect deterioration in the litigation environment surrounding asbestos and environmental liabilities during this period.
Reserve changes for accident years 2004 through 2008
During calendar year 2005 and 2006, favorable re-estimates occurred for both loss and allocated loss adjustment expenses. In addition, catastrophe reserves related to the 2004 and 2005 hurricanes developed favorably in 2006. During calendar years 2005 through 2008, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims, driven, in part, by state regulatory reforms in California and Florida, underwriting actions, and expense reduction initiatives that had a greater impact in controlling costs than originally estimated. Even after considering the reclassification of IBNR reserves, accident years 2004 through 2007 show favorable development in calendar years 2005 through 2011. A portion of the release comes from short-tail lines of business, where results emerge quickly. In 2007, the Company released reserves for package business claims as reported losses emerged favorably to previous expectations. In 2007 through 2009, the Company released reserves for general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were released in 2008 and 2009 related to the 2004 through 2007 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves of auto liability claims, within Consumer Markets, were released in 2008 due largely to an improvement in emerged claim severity for the 2005 to 2007 accident years.
Reserve changes for accident years 2009 through 2010
Accident year 2009 remains reasonably close to original estimates. Modest favorable reserve re-estimates during calendar periods 2009 through 2013 are primarily related to liability lines of business. Unfavorable reserve re-estimates in calendar year 2011 on accident year 2010 are largely driven by workers' compensation. Loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable reserve re-estimates in calendar year 2013 on accident year 2010 are primarily related to workers' compensation and commercial auto liability.
Reserve changes for accident year 2011
Unfavorable reserve re-estimates in calendar year 2013 are driven by commercial auto liability and workers’ compensation. Commercial auto liability was driven by higher frequency of large loss bodily injury claims. Workers’ compensation loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends.
Reserve changes for accident year 2012
Accident year 2012 remains reasonably close to the original estimate. Modest unfavorable reserve re-estimates during calendar year 2013 are primarily related to commercial auto liability driven by higher frequency of large loss bodily injury claims offset by reserve releases related to Storm Sandy.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits are used in the amortization of: the deferred policy acquisition costs ("DAC") asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of December 31,
	2013	2012
DAC [1]	$1,552	$5,112
SIA [1]	$149	$325
URR [2]	$50	$1,880
Death and Other Insurance Benefit Reserves, net of reinsurance [3]	$565	$1,277

[1]
For additional information on DAC and SIA, see Note 8 - Deferred Policy Acquisition Costs and Present Value of Future Profits and Note 10 - Sales Inducements, respectively, of Notes to Consolidated Financial Statements.

[2]
URR associated with the Individual Life business is no longer included in EGP based balances due to the sale of this business in 2013. As of December 31, 2012, URR included approximately $1.8 billion related to the Individual Life business. For additional information regarding business dispositions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[3]
For additional information on death and other insurance benefit reserves, see Note 11 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.

Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	For the years ended December 31,
	2013	2012	2011
DAC	$(1,086)	$(144)	$(419)
SIA	(72)	(82)	(22)
URR	16	26	40
Death and Other Insurance Benefit Reserves	336	247	(333)
Total (before tax)	$(806)	$47	$(734)
Income tax effect	(281)	16	(261)
Total (after-tax)	$(525)	$31	$(473)
The Unlock charge for the year ended December 31, 2013 was primarily due to the Japan hedge cost assumption changes in the first quarter, partially offset by actual separate account returns above our aggregated estimated returns during the period. The hedge cost assumption changes for the year ended December 31, 2013 included a charge of $887, before tax, related to the elimination of future estimated gross profits on the Japan variable annuity block based on increased costs associated with expanding the Japan variable annuity hedging program in 2013.
The Unlock benefit for the year ended December 31, 2012 was driven primarily by actual separate account returns above our aggregated estimated return, partially offset by policyholder assumption changes which reduced expected future gross profits including additional costs associated with the U.S. variable annuity macro hedge program.
The Unlock charge for the year ended December 31, 2011 was driven primarily by policyholder assumption changes which reduced expected future gross profits including additional costs associated with implementing the Japan hedging strategy and the U.S. variable annuity macro hedge program, as well as actual separate account returns below our aggregated estimated return.

For most annuity contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that timeframe are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps or floors. This Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term weighted average rate of return is 8.3% and 5.9% for the U.S. and Japan, respectively.
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
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 38% as of December 31, 2013. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans
The Company has a monitoring process overseen by a committee of investment and accounting professionals that identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for available-for-sale ("AFS") securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWB and GMAB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives is calculated as an aggregation of the following components: Best Estimate Claims Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer, or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. For further discussion on the impact of fair value changes from living benefits see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements and for a discussion on the sensitivities of certain living benefits due to capital market factors see Variable Product Guarantee Risks and Risk Management section of the MD&A.
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
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Mutual Funds, and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the operating segment, all of the components of the segment have similar economic characteristics, and it is the segment level that management reviews. The Group Benefits, Consumer Markets and Mutual Funds operating segments all have equivalent reporting units. Goodwill associated with the June 30, 2000 buyback of Hartford Life, Inc. was allocated to each of Hartford Life’s reporting units based on the reporting unit's fair value of in-force business at the time of the buyback. Although this goodwill was allocated to each reporting unit, as shown in the table below, it is held in Corporate for segment reporting.
The carrying value of goodwill allocated to reporting units is as follows:

	As of December 31, 2013			As of December 31, 2012
	Segment Goodwill	Goodwill in Corporate	Total	Segment Goodwill	Goodwill in Corporate	Total
Group Benefits	$—	$138	$138	$—	$138	$138
Consumer Markets	119	—	119	119	—	119
Mutual Funds	149	92	241	149	92	241
Talcott Resolution:
Retirement Plans [1]	—	—	—	87	69	156
Total	$268	$230	$498	$355	$299	$654
[1] For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
In 2013, the Company completed the sale of its Retirement Plans business to Mass Mutual. Accordingly, the carrying value of the reporting unit's goodwill of $156 was eliminated and included in reinsurance loss on disposition in the Company's Consolidated Statements of Operations.

The annual goodwill assessment for the Mutual Funds, Group Benefits, and Consumer Markets reporting units was completed during the fourth quarter of 2013, which resulted in no write-downs of goodwill for the year ended December 31, 2013. All reporting units passed the first step of their annual impairment test with a significant margin.
For information on the results of goodwill impairment tests performed in 2012 and 2011 see Note 9 - Goodwill of Notes to Consolidated Financial Statements.
Valuation of Investments and Derivative Instruments
Available-for-Sale Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities at fair value using the fair value option (“FVO”), equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed-securities ("ABS") and residential mortgage-backed securities ("RMBS") are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. For further discussion, see the AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments section in Note 5 of Notes to Consolidated Financial Statements.
The Company has analyzed the third-party pricing services' valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. For further discussion of fair value measurement, see Note 5 of Notes to Consolidated Financial Statements.

Derivative Instruments, including embedded derivatives within investments
The fair value of derivative instruments is determined using pricing valuation models for over-the-counter ("OTC") derivatives that utilize market data inputs, quoted market prices for exchanged-traded derivatives and transactions cleared through central clearing houses ("OTC-cleared"), or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2013 and 2012, 97% of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge GMWB liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion on derivative instrument valuation methodologies, see the Derivative Instruments, including embedded derivatives within the investments section in Note 5 of Notes to Consolidated Financial Statements. For further discussion on GMWB and other guaranteed living benefits, valuation methodologies, see the Living Benefits Required to be Fair Valued section in Note 5 of Notes to Consolidated Financial Statements.
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. For further discussion of fair value measurement, see Note 5 of Notes to Consolidated Financial Statements. In addition, certain limited partnerships and other alternative investments are accounted for under the equity method of accounting. For further discussion, see the Investments - Overview section of Note 1 of Notes to the Consolidated Financial Statements.
Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2013, including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $4, relating mostly to U.S. net operating losses, at December 31, 2013 and $58, relating mostly to foreign net operating losses, at December 31, 2012. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset.

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
The Company has a quarterly monitoring process involving legal and accounting professionals. Legal personnel first identify outstanding corporate litigation and regulatory matters posing a reasonable possibility of loss. These matters are then jointly reviewed by accounting and legal personnel to evaluate the facts and changes since the last review in order to determine if a provision for loss should be recorded or adjusted, the amount that should be recorded, and the appropriate disclosure. The outcomes of certain contingencies currently being evaluated by the Company, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement amounts are subject to significant changes. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of the Company. In view of the uncertainties regarding the outcome of these matters, as well as the uncertainties regarding tax-deductibility of payments, it is possible that the ultimate cost to the Company of these matters could exceed the reserve by an amount that would have a material adverse effect on the Company’s results of operations or liquidity in a particular quarterly or annual period.

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the years ended December 31, 2013, 2012 and 2011. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that the measure after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, core earnings excluding buyouts and realized gains (losses) for the year ended December 31, 2013, 2012 and 2011 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S. GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the years ended December 31, 2013, 2012 and 2011 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

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
A reconciliation of net income to core earnings is set forth below:

	For the years ended December 31,
	2013	2012	2011
Net income (loss)	$176	$(38)	$712
Less: Unlock impacts on net income (loss)	(525)	28	(481)
Less: Restructuring and other costs, net of tax	(44)	(129)	(16)
Less: Income (loss) from discontinued operations, net of tax	(134)	62	139
Less: Loss on extinguishment of debt, net of tax	(138)	(587)	—
Less: Reinsurance loss on business disposition, net of tax	(24)	(388)	—
Less: Net realized capital gains (losses), net of tax and DAC, excluded from core earnings	(701)	(410)	(38)
Core earnings	$1,742	$1,386	$1,108
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
Expense ratio
The expense ratio for the underwriting segments of Property & Casualty Commercial and Consumer Markets is the ratio of underwriting expenses, excluding bad debt expense and certain corporate expenses, to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other underwriting expenses and are amortized over the policy term.
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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that the measure ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the years ended December 31, 2013, 2012 and 2011 is set forth in the ROA section within MD&A - Mutual Funds.
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

PROPERTY & CASUALTY COMMERCIAL
Results of Operations

Underwriting Summary	2013	2012	2011
Written premiums	$6,208	$6,209	$6,176
Change in unearned premium reserve	5	(50)	49
Earned premiums	6,203	6,259	6,127
Losses and loss adjustment expenses
Current accident year before catastrophes	3,897	4,178	4,139
Current accident year catastrophes	105	325	320
Prior accident years	83	72	125
Total losses and loss adjustment expenses	4,085	4,575	4,584
Amortization of deferred policy acquisition costs	905	927	917
Underwriting expenses	953	925	887
Dividends to policyholders	16	14	18
Underwriting gain (loss)	244	(182)	(279)
Net servicing income [2]	21	17	13
Net investment income	984	924	910
Net realized capital gains (losses)	72	67	(50)
Goodwill impairment	—	—	(30)
Other expenses	(130)	(115)	(151)
Income from continuing operations before income taxes	1,191	711	413
Income tax expense	320	159	37
Income from continuing operations, net of tax	871	552	376
Income (loss) from discontinued operations, net of tax [1]	(1)	(5)	150
Net income	$870	$547	$526

[1]	Represents the income from operations and sale of Specialty Risk Services (“SRS”). For additional information, see Note 20 of Notes to Consolidated Financial Statements.

[2]	Includes servicing revenues of $112, $102, and $97 for the years ended December 31, 2013, December 31, 2012, and December 31, 2011 respectively.

Premium Measures [1]	2013	2012	2011
New business premium	$1,035	$968	$1,097
Standard commercial lines policy count retention	81%	83%	82%
Standard commercial lines renewal written pricing increase	8%	7%	4%
Standard commercial lines renewal earned pricing increase	8%	6%	2%
Standard commercial lines policies in-force as of end of period (in thousands)	1,250	1,263	1,254

[1]	Standard commercial lines represents the Company’s small commercial and middle market property and casualty lines.

Ratios	2013	2012	2011
Loss and loss adjustment expense ratio
Current accident year before catastrophes	62.8	66.8	67.6
Current accident year catastrophes	1.7	5.2	5.2
Prior year development	1.3	1.2	2.0
Total loss and loss adjustment expense ratio	65.9	73.1	74.8
Expense ratio	30.0	29.6	29.4
Policyholder dividend ratio	0.3	0.2	0.3
Combined ratio	96.1	102.9	104.6
Current accident year catastrophes and prior year development	3.0	6.4	7.2
Combined ratio before catastrophes and prior year development	93.0	96.6	97.3

2014 Outlook
The Company expects market conditions to continue to improve slowly driving a modest increase in exposures, while pricing, which should remain favorable in the near-term, is anticipated to moderate due to increased competition. As such, the Company expects low single-digit written premiums growth in 2014, as compared to 2013, driven by small commercial and middle market where the Company continues to develop comprehensive product solutions, deeper relationships with distribution partners, differentiating customer experiences and ease of doing business processes and technologies. In specialty lines, the Company expects written premiums to decline as the Company continues to streamline its programs business and adjusts the mix within professional liability. The Company expects the combined ratio before catastrophes and prior accident year development will be between approximately 90.0 and 92.0 for 2014, compared to 93.0 in 2013, due to continued margin expansion across all lines of business as expected earned pricing increases outpace loss costs.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Net income, as compared to the prior year period, increased in 2013 primarily due to improvements in underwriting results, driven by lower current accident year losses before catastrophes and lower current accident year catastrophe losses.
Earned premiums decreased in 2013, reflecting the impact of lower written premiums primarily in specialty lines and to a lesser extent in middle market, partially offset by written premium growth in small commercial. Written premium increases in small commercial, primarily in workers’ compensation business, were driven by favorable audit premium as well as favorable renewal premium due to higher earned pricing, partially offset by lower policy count retention. Written premium decreases in middle market were driven primarily by lower renewal premium in workers' compensation business partially offset by new business premium growth in property, general liability and auto and favorable overall inforce policy retention. Written premium decreases in specialty lines were primarily the result of underwriting actions to reposition business and exit unprofitable programs partially offset by new business growth in national accounts. The Company ceased writing all transportation programs effective January 1, 2014.
Losses and loss adjustment expenses reflect favorable current accident year losses before catastrophes in all three businesses and a significant decline in current accident year catastrophes partially offset by unfavorable prior accident years development.

•
Favorable current accident year losses and loss adjustment expenses before catastrophes were primarily driven by lower loss and loss adjustment expenses in workers’ compensation due to favorable severity and frequency. The current accident year loss and loss adjustment expense ratio before catastrophes decreased accordingly by 4.0 points to 62.8 in 2013 from 66.8 in 2012.

•
Current accident year catastrophe losses of $105, before tax, in 2013, compared to $325, before tax, in 2012. Losses in 2013 were primarily due to multiple thunderstorm, hail, and tornado events across various U.S. geographic regions. Losses in 2012 were primarily driven by $207 related to Storm Sandy and multiple thunderstorm, hail, and tornado events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve strengthening of $83, before tax, in 2013, compared to $72, before tax, in 2012. Development in 2013 was primarily due to strengthening related to commercial auto liability and the closing of the New York Section 25A Fund for Reopened Cases partially offset by a release of general liability reserves. Development in 2012 was primarily due to strengthening related to commercial auto liability claims, professional liability directors and officers claims and workers compensation partially offset by a release of general liability and catastrophe reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

The combined ratio, before catastrophes and prior year development, improved 3.6 points to 93.0 in 2013 from 96.6 in 2012. The decrease primarily reflects a favorable decrease in the current accident year before catastrophes ratio.

The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, increased in 2012 primarily due to improvements in underwriting results, driven by an increase in earned premiums and lower unfavorable prior year development, and improvements in net realized capital gains (losses), mainly on derivatives. This was offset by the gain on sale of SRS which occurred in 2011.
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
Losses and loss adjustment expenses reflect less unfavorable prior accident years development partially offset by unfavorable current accident year losses before catastrophes.

•
Current accident year catastrophe losses of $325, before tax, in 2012, compared to $320, before tax, in 2011. Losses in 2012 were primarily driven by $207 related to Storm Sandy and multiple thunderstorm, hail, and tornado events across various U.S. geographic regions. Losses in 2011 were primarily driven by $60 related to Hurricane Irene and multiple tornado, winter storm, and thunderstorm events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve strengthening of $72, before tax, in 2012, compared to $125, before tax, in 2011. The decline in unfavorable prior year development was primarily due to lower strengthening on workers' compensation reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

The combined ratio, before catastrophes and prior year development, improved 0.7 points to 96.6 in 2012 from 97.3 in 2011. The improvement in the ratio primarily reflects lower non-catastrophe property losses. In addition, workers' compensation frequency improved in 2012, while severity moderated and earned pricing increased.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. In addition, due to the availability of additional tax planning strategies, the Company released the valuation allowance associated with investment realized capital losses in 2011. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

CONSUMER MARKETS
Results of Operations

Operating Summary	2013	2012	2011
Written premiums	$3,719	$3,630	$3,675
Change in unearned premium reserve	59	(6)	(72)
Earned premiums	3,660	3,636	3,747
Losses and loss adjustment expenses
Current accident year before catastrophes	2,412	2,390	2,536
Current accident year catastrophes	207	381	425
Prior accident years	(39)	(141)	(75)
Total losses and loss adjustment expenses	2,580	2,630	2,886
Amortization of deferred policy acquisition costs	332	332	337
Underwriting expenses	571	581	572
Underwriting gain (loss)	177	93	(48)
Net servicing income [1]	34	23	19
Net investment income	145	159	187
Net realized capital gains (losses)	34	12	(11)
Other expenses	(61)	(56)	(162)
Income (loss) before income taxes	329	231	(15)
Income tax expense (benefit)	100	65	(22)
Net income	$229	$166	$7

[1]	Includes servicing revenues of $163, $155 and $156 for years ended December 31, 2013, 2012 and 2011 respectively.

Written Premiums	2013	2012	2011
Product Line
Automobile	$2,562	$2,514	$2,562
Homeowners	1,157	1,116	1,113
Total	$3,719	$3,630	$3,675
Earned Premiums
Product Line
Automobile	$2,522	$2,526	$2,619
Homeowners	1,138	1,110	1,128
Total	$3,660	$3,636	$3,747

Premium Measures	2013	2012	2011
Policies in force at year end
Automobile	2,019	2,015	2,081
Homeowners	1,319	1,319	1,339
Total policies in force at year end	3,338	3,334	3,419
New business premium
Automobile	$374	$332	$298
Homeowners	$131	$117	$91
Policy count retention
Automobile	86%	85%	83%
Homeowners	87%	86%	84%
Renewal written pricing increase
Automobile	5%	4%	5%
Homeowners	7%	6%	8%
Renewal earned pricing increase
Automobile	5%	5%	6%
Homeowners	6%	7%	9%

Ratios and Supplemental Data	2013	2012	2011
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.9	65.7	67.7
Current accident year catastrophes	5.7	10.5	11.3
Prior year development	(1.1)	(3.9)	(2.0)
Total loss and loss adjustment expense ratio	70.5	72.3	77.0
Expense ratio	24.7	25.1	24.3
Combined ratio	95.2	97.4	101.3
Current accident year catastrophes and prior year development	4.6	6.6	9.3
Combined ratio before catastrophes and prior year development	90.6	90.8	91.9

Product Combined Ratios	2013	2012	2011
Automobile	97.3	97.6	95.3
Homeowners	89.2	97.0	115.8
2014 Outlook
The Company expects low single-digit written premiums growth driven by business sold through independent agents to AARP members and by AARP Direct. The Company expects the combined ratio before catastrophes and prior accident year development will be between approximately 87.0 and 90.0 for 2014 compared to 90.6 in 2013. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve slightly for 2014, driven by earned pricing increases and lower claim frequency partially offset by higher average claim severity. For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to decline in 2014, driven by earned pricing increases in excess of increases in non-catastrophe loss cost trends.

Year ended December 31, 2013 compared to the year ended December 31, 2012
Net income, as compared to the prior year period, increased in 2013 primarily due to improvements in underwriting results, driven by lower current year catastrophes partially offset by lower favorable prior year development.
Earned premiums increased in 2013, reflecting new business written premium growth in auto and home, primarily from the AARP Direct and AARP through agents distribution channels and improved policy count retention in auto and home due to initiatives implemented over the last two years.
Losses and loss adjustment expenses reflect a decline in current accident year catastrophes partially offset by lower favorable prior accident years development.

•
Current accident year losses and loss adjustment expenses before catastrophes increased in 2013 compared to 2012 in line with the growth in earned premium and as reflected by the current accident year loss and loss adjustment expense ratio before catastrophes of 65.9 in 2013 as compared with 65.7 in 2012.

•
Current accident year catastrophe losses of $207, before tax, in 2013 compared to $381, before tax in 2012. Losses in 2013 were primarily due to multiple thunderstorm, hail and tornado events across various U.S. geographic regions. Losses in 2012 were primarily driven by losses from Storm Sandy of $143 along with other thunderstorm and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve releases of $39, before tax, in 2013 compared to $141, before tax, in 2012. Reserve releases in 2013 were primarily related to Storm Sandy. Reserve releases in 2012 were due to favorable emergence of losses in auto liability, homeowners and catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

The combined ratio, before current accident year catastrophes and prior year development, improved slightly to 90.6 in 2013 from 90.8 in 2012.
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.
Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, increased in 2012 primarily due to more favorable prior accident year reserve development, lower current accident year catastrophes, and a $73 after-tax charge in 2011, related to the write off of capitalized costs associated with a policy administration software project that was discontinued.
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

Losses and loss adjustment expenses reflect a decline in current accident year before catastrophes and current accident year catastrophes partially offset by favorable prior accident years development.

•
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

•
Current accident year catastrophe losses of $381, before tax, in 2012 compared to $425, before tax in 2011. Losses in 2012 were primarily driven by $143 related to Storm Sandy and multiple thunderstorm, hail, and tornado events across various U.S. geographic regions. Losses in 2011 were primarily driven by $60 related to Hurricane Irene and multiple tornado, winter storm, and thunderstorm events across various U.S. geographic regions.

•
Favorable prior year development of $141, pre-tax, in 2012 compared with $75, pre-tax, in 2011, as a result of more favorable development in homeowners' and catastrophe losses. For additional information regarding prior accident years reserve development, see the Property and Casualty Insurance Product Reserves, Net of Reinsurance section within Critical Accounting Estimates.

The combined ratio, before current accident year catastrophes and prior year development, improved 1.1 points to 90.8 in 2012 from 91.9 in 2011. The improvement in the combined ratio reflects a 2 point decrease in the current accident year before catastrophes ratio, partially offset by a slight increase in the expense ratio.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations

Underwriting Summary	2013	2012	2011
Written premiums	$2	$8	$1
Change in unearned premium reserve	1	10	1
Earned premiums	1	(2)	—
Losses and loss adjustment expenses
Prior accident years	148	65	317
Total losses and loss adjustment expenses	148	65	317
Underwriting expenses	29	33	27
Underwriting losses	(176)	(100)	(344)
Net servicing expense	(1)	—	—
Net investment income	141	149	151
Net realized capital gains (losses)	12	17	(1)
Other income	2	5	3
Income (loss) before income taxes	(22)	71	(191)
Income tax expense (benefit)	(20)	14	(74)
Net income (loss)	$(2)	$57	$(117)
Year ended December 31, 2013 compared to the year ended December 31, 2012
Net income, as compared to the prior year period, declined in 2013 primarily due to net asbestos and environmental reserve strengthening. As part of its annual ground-up asbestos and environmental reserve evaluations in 2013, the Company strengthened its associated reserves by $130 and $10, before tax, respectively. In 2012, the Company strengthened its net asbestos and environmental reserves by $48 and $3, before tax, respectively.
For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, increased in 2012. As a result of annual reviews of asbestos and environmental liabilities, the company strengthened its net asbestos reserves by $48, pre-tax, and environmental reserves by $3, pre-tax, as compared to $290, pre-tax, and $19, pre-tax, respectively, in 2011.
For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

GROUP BENEFITS
Results of Operations

Operating Summary	2013	2012	2011
Premiums and other considerations [1]	$3,330	$3,810	$4,147
Net investment income	390	405	411
Net realized capital gains (losses)	50	40	(3)
Total revenues	3,770	4,255	4,555
Benefits, losses and loss adjustment expenses	2,518	3,029	3,306
Amortization of deferred policy acquisition costs	33	33	35
Insurance operating costs and other expenses	964	1,033	1,121
Total benefits, losses and expenses	3,515	4,095	4,462
Income before income taxes	255	160	93
Income tax expense	63	31	1
Net income [1]	$192	$129	$92

Premiums and other considerations
Fully insured — ongoing premiums	$3,272	$3,745	$4,036
Buyout premiums	1	3	49
Other	57	62	62
Total premiums and other considerations	3,330	3,810	4,147
Fully insured ongoing sales, excluding buyouts	$393	$405	$505

Ratios, excluding buyouts
Loss ratio	75.6%	79.5%	79.5%
Loss ratio, excluding financial institutions	79.3%	84.1%	84.5%
Expense ratio	29.9%	28.0%	28.2%
Expense ratio, excluding financial institutions	26.8%	24.1%	23.7%

After-tax margin
After-tax margin (excluding buyouts)	5.1%	3.0%	2.0%
Effect of net realized gains, net of tax on after-tax margin	0.8%	0.6%	0.1%
After-tax margin (excluding buyouts), excluding realized gains	4.3%	2.4%	1.9%

[1]
Group Benefits has a block of Association - Financial Institution business ("association business") that is subject to a profit sharing arrangement with third parties. The association business represented $277, $321 and $367 of premiums and other considerations, and $1, $2 and $(6) of net income (loss) in 2013, 2012 and 2011, respectively.

2014 Outlook
The Company expects premiums to decline for 2014 as compared to 2013 reflecting management actions to reduce the association business. Overall, the reduction in association business premiums is not expected to significantly impact the profitability of the Group Benefits segment. The Company expects Group Benefits' disability results to improve as a result of continued pricing actions, continued favorable claim recoveries and lower incidence. The Company expects Group Benefits' after-tax margin (excluding buyouts and realized gains) will be between approximately 4.5% and 5.0% for 2014 as compared to 4.3% in 2013.

Year ended December 31, 2013 compared to the year ended December 31, 2012
Net income, as compared to the prior year period, increased in 2013 driven primarily by an improvement in the loss ratio and lower insurance operating costs and other expenses, partially offset by a decrease in premiums and other considerations.
The decrease in premiums was driven by continued pricing discipline, our decision not to renew our largest account effective January 1, 2013 due to pricing and other considerations and management actions to reduce the association business. Insurance operating costs and other expenses decreased in 2013 as compared to the prior year due to lower commission payments as a result of overall lower premiums.
The improvement in the loss ratio in 2013 was primarily attributable to the long-term disability product driven by favorable claim recoveries from claims incurred in 2013 and prior years, lower incidence trends and improved renewal pricing. Additionally, the 2012 loss ratio reflected unfavorable long-term disability severity. The increase in after-tax margin, excluding buyouts and net realized capital gains (losses), was primarily due to an improved loss ratio.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, increased in 2012. While realized capital gains improved in current year, this was partially offset by a decrease in fully insured ongoing premiums, due to the lower sales and persistency resulting from the Company's pricing initiatives as well as the competitive market environment.
The change in insurance operating costs and other expenses is due to lower commission payments as a result of lower sales and a onetime payment to a third party administrator in the first quarter of 2011.
The loss ratio remained flat for both years 2012 and 2011. Loss experience in 2012 reflects stable incidence trends during the year, although elevated when compared to historical levels, and a continuation of the slightly improving claim recoveries in group long-term disability that emerged in mid-2012. Group life claims experience deteriorated modestly compared with 2011 but remained more favorable than group long-term disability.
The increase in after-tax margin (excluding buyouts), excluding realized gains (losses), was primarily due to lower insurance operating costs and other expenses, partially offset by the impact of lower premiums and other considerations due to lower sales and persistency.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

MUTUAL FUNDS
Results of Operations

Operating Summary	2013	2012	2011
Fee income and other revenue	$678	$599	$649
Net investment loss	—	(3)	(3)
Net realized capital losses	—	—	1
Total revenues	678	596	647
Amortization of DAC	39	35	47
Insurance operating costs and other expenses	521	452	448
Total benefits, losses and expenses	560	487	495
Income before income taxes	118	109	152
Income tax expense	42	38	54
Net income	$76	$71	$98
MUTUAL FUNDS AUM by DISTRIBUTION CHANNEL
Retail Mutual Funds [1]
AUM, beginning of period	$45,013	$41,785	$50,225
Sales	11,303	8,810	11,145
Redemptions [3]	(12,721)	(11,087)	(16,560)
Net flows	(1,418)	(2,277)	(5,415)
Change in market value and other	9,445	5,505	(3,025)
AUM, end of period	$53,040	$45,013	$41,785

Retirement Mutual Funds [2]
AUM, beginning of period	$16,598	$16,140	$16,635
Sales	3,869	3,031	5,486
Redemptions [3]	(6,975)	(5,171)	(4,893)
Net flows	(3,106)	(2,140)	593
Change in market value and other	4,386	2,598	(1,088)
AUM, end of period	$17,878	$16,598	$16,140

Total Mutual Funds
AUM, beginning of period	$61,611	$57,925	$66,860
Sales	15,172	11,841	16,631
Redemptions [3]	(19,696)	(16,258)	(21,453)
Net flows	(4,524)	(4,417)	(4,822)
Change in market value and other	13,831	8,103	(4,113)
AUM, end of period	$70,918	$61,611	$57,925
Average Mutual Funds Assets Under Management	$66,265	$59,768	$62,392
Annuity Mutual Fund Assets [4]	$25,817	$26,036	$27,613
Total Assets Under Management	$96,735	$87,647	$85,538
Average Assets Under Management	$92,191	$86,592	$93,013

[1]	Includes mutual funds offered within 529 college savings plans previously categorized as Other.

[2]	Includes mutual funds offered within employee directed retirement plans including on-going business related to the Company's Retirement Plans and Individual Life businesses sold in January 2013.

[3]
Redemptions in the retail channel include a portfolio rebalance at a key distributor of $1.1 billion, and in the defined contribution channel include an institutional redemption of $1.4 billion, together totaling $2.5 billion for the year ended December 30, 2013.

[4]	Includes Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

MUTUAL FUNDS AUM by ASSET CLASS	2013	2012	2011
Equity	42,426	35,843	35,489
Fixed Income	14,632	14,524	13,064
Multi-Strategy Investments	13,860	11,244	9,372
Total Mutual Funds AUM, end of period	$70,918	$61,611	$57,925
RETURN ON ASSETS
ROA	8.2	8.2	10.5
Effect of restructuring, net of tax	(0.2)	(0.3)	—
Effect of net realized gains, net of tax and DAC	(0.1)	—	—
ROA, core earnings	8.5	8.5	10.5

2014 Outlook
The primary objective of Mutual Funds is to increase earnings by growing total assets under management. Assuming normal market conditions, the Company expects 2014 earnings growth of approximately 10%, driven by improved earnings in retail and retirement mutual funds, partially offset by the runoff of the mutual funds supporting the Company's variable annuity products. Fund performance, fluctuations in the financial markets, developing and maintaining client relationships and net flows are all factors that influence assets under management. The relationship with Wellington Management, our primary sub-advisor, provides retail and retirement clients with a diversified lineup of domestic and international equity, fixed income and asset allocation funds. These products, combined with our strong long-term fund performance and expanded key client relationships are important in order to drive improved net flows and earnings going forward.

Year ended December 31, 2013 compared to the year ended December 31, 2012
Net income, as compared to the prior year period, increased in 2013 primarily due to higher fee income driven by higher average AUM partially offset by increased variable expenses. The increase in net income was driven by growth in the retail and defined contribution mutual funds business, while earnings growth from the annuity mutual funds runoff business was flat. AUM increased reflecting strong sales growth and the solid performance of the Company's funds throughout the year, largely offset by negative net flows including outflows in mutual funds supporting the Company's variable annuity products. Redemptions in 2013 included a portfolio rebalance at a key distributor and an institutional redemption, together totaling $2.5 billion.
Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income, as compared to the prior year period, decreased in 2012 primarily due to lower fee income and other driven by lower average AUM and higher distribution and marketing expenses. AUM increased modestly reflecting the improving performance of the Company's mutual funds in the equity markets largely offset by negative net flows primarily in mutual funds supporting the Company's variable annuity products. Retail net outflows decreased in 2012 compared to 2011 as redemption rates continued to trend lower compared to 2011, although new business sales activity decreased in 2012 compared to 2011. Total AUM is expected to be impacted by a planned redemption of approximately $1.5 billion in the second quarter of 2013.

TALCOTT RESOLUTION
Results of Operations

Operating Summary	2013	2012	2011
Earned premiums [1]	$89	$(10)	$129
Fee income and other [1]	2,059	3,558	3,780
Net investment income (loss)
Securities available-for-sale and other	1,675	2,562	2,584
Equity securities trading [2]	6,061	4,364	(1,345)
Total net investment income	7,736	6,926	1,239
Net realized capital gains (losses)	428	(1,005)	(66)
Total revenues	10,312	9,469	5,082
Benefits, losses and loss adjustment expenses	1,617	2,949	3,537
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities [2]	6,060	4,363	(1,345)
Amortization of deferred policy acquisition costs	1,392	661	1,108
Insurance operating costs and other expenses	739	1,418	1,463
Reinsurance loss on disposition, including goodwill impairment of $224	1,505	415	—
Total benefits, losses and expenses	11,313	9,806	4,763
Income (loss) from continuing operations, before income taxes	(1,001)	(337)	319
Income tax benefit	(500)	(271)	(168)
Income (loss) from continuing operations	(501)	(66)	487
Income (loss) from discontinued operations, net of tax [3]	(133)	67	53
Net income (loss) [6]	$(634)	$1	$540
Assets Under Management
Variable annuity account value	$81,942	$94,371	$99,922
Fixed Market Value Adjusted annuity and other account value	13,203	14,755	16,417
Institutional annuity account value [4]	16,857	17,744	19,330
Other account value [5]	108,133	102,429	100,937
Total account value [4]	$219,127	$228,143	$235,310
Variable Annuities - Account Value Roll Forward
Account value, beginning of period	$94,371	$99,922	$116,520
Net flows	(22,740)	(13,594)	(13,400)
Change in market value and other	15,230	11,303	(4,831)
Effect of currency translation	(4,919)	(3,260)	1,633
Account value, end of period	$81,942	$94,371	$99,922

[1]
Includes earned premiums, fee income and other related to the Retirement Plans business of $38, $368 and $380 and the Individual Life business of $2, $866 and $899, for the years ended December 31, 2013, 2012 and 2011, respectively.

[2]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[3]
Represents the loss from operations and sale of Hartford Life International Limited ("HLIL"). For additional information, see Note 20 Discontinued Operations of Notes to Consolidated Financial Statements.

[4]
Included in the balance is approximately $(1.0) billion, $(1.2) billion and $(1.3) billion for the years ended December 31, 2013, 2012 and 2011, respectively, related to a Talcott Resolution intra-segment funding agreement which is eliminated in consolidation.

[5]
Other account value includes $54.7 billion, $14.7 billion, and $38.7 billion as of December 31, 2013, and $51.8 billion, $13.2 billion, and $37.4 billion as of December 31, 2012, for the Retirement Plans, Individual Life, and Private Placement Life Insurance businesses; respectively. Account values associated with the Retirement Plans, and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses.

[6]
Includes net losses of $39 and $172, respectively, for the year ended December 31, 2012 and net income of $3 and $114, respectively, for the year ended December 31, 2011 related to the Retirement Plans and Individual Life businesses sold in 2013, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements

2014 Outlook
The principal goal for Talcott Resolution is to reduce the size and risk associated with the Company's U.S. and international in-force variable annuities. As a result, the Company expects account values and consequently earnings to decline due to surrenders, policyholder initiatives or transactions with third parties that will reduce the size of this legacy book of business. Risk-reducing transactions may also cause a reduction in statutory capital and shareholders’ equity. The Company's international variable annuity business will also continue to be a significant driver of earnings variability due to hedge programs which generate mark to market gains and losses while the underlying international liabilities being hedged are not marked to market. This can result in unpredictable earnings volatility period to period.
As the Company's annuity book continues to run off, earnings will continue to decline.  A key driver to the decline in earnings will be the pace at which customers surrender their contracts.  In 2013, the Company experienced increased variable annuities surrender rates driven by strong market appreciation, continued aging of the block and in-force management initiatives.  The increase in surrender rates was especially evident in Japan where full surrender rates increased from 3.4% in 2012 to 28.8% in 2013.  Additionally, contract counts decreased 14% and 26% for U.S. and Japan variable annuities, respectively, in 2013.  Looking forward, the Company expects this trend will continue in 2014.  The decline in policy counts will likely result in unit cost increases and margin compression because expenses will not reduce at the same pace as the annuity block, further contributing to a decline in earnings over time.

Year ended December 31, 2013 compared to the year ended December 31, 2012
The net loss for the year ended December 31, 2013 was primarily driven by Unlock charges of $806, before tax, during the current year period compared to an Unlock benefit of $47, before tax, in the prior year period. The Unlock charge for the year ended 2013 includes a charge of $887, before tax, for hedge cost assumption changes associated with expanding the Japan variable annuity hedging program in the first quarter of 2013. In addition, variable annuity hedge program losses for the year ended 2013 were $1,558, before tax, including international losses of $1,586, compared to losses of $1,288 before tax, including international losses of $1,467, for the prior year period.
Lower fee income in 2013 due to the continued runoff of the variable annuity business, as well as costs associated with an enhanced surrender value program in the U.S., also contributed to the net loss for the year ended December 31, 2013. In addition, 2012 results of operations reflect the reinsurance loss on disposition related to the disposition of the Individual Life business, and losses in 2012 from the operations of the Retirement Plans and Individual Life businesses sold in 2013.
For further discussion of investment results and the results of the variable annuity hedge program, see MD&A – Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses). For further discussion of Unlocks, see MD&A - Critical Accounting Estimates, Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts.
The 2013 and 2012 effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.
Account value decreased to approximately $219 billion at December 31, 2013 from approximately $228 billion at December 31, 2012 due primarily to increased net outflows and negative currency translation impacts, partially offset by market value appreciation in variable annuities. In addition, the net decrease in account value reflects the disposition of $1.8 billion of variable annuities related to the sold U.K. business. In 2013 variable annuity net outflows increased by approximately $9.1 billion as compared to the prior year period driven by increased net outflows in the Japan variable annuities as a result of market appreciation and the expiration of the surrender charge period as the block of business ages.
The annualized full surrender rate on U.S. variable annuities rose to 16.7% for the year ended December 31, 2013 compared to 11.1% for the prior year period. The annualized full surrender rate on Japan variable annuities rose to 28.8% for the year ended December 31, 2013 compared to 3.4% for the prior year period. Surrender activity in Japan has increased significantly over the past nine months as market appreciation has resulted in an increased number of account values exceeding guaranteed amounts.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net income (loss), as compared to the prior year period, decreased for the year ended December 31, 2012 primarily due to net realized capital losses as compared to net realized capital gains in the prior period and the estimated reinsurance loss on disposition of the Individual Life business, including an after tax goodwill impairment charge of $146. For related discussion of the goodwill impairment, see Note 9 - Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements. Restructuring costs of $44, after-tax in 2012 also contributed to the decrease in net income as compared to the prior year period as there were no restructuring costs in 2011. An Unlock benefit in 2012 partially offset the decrease in net income as compared to the prior year period. In addition, benefits, losses and loss adjustment expenses, decreased as compared to the prior year period, reflecting an improvement in equity market performance.
The net increase in realized capital losses was primarily due to losses in the variable annuity hedge program. Variable annuity hedge program losses for the year ended December 31, 2012 were $1,288 including international losses of $1,467, compared to gains of $78, including international gains of $691 for the prior year period. Net realized capital losses in 2012 also include intent-to-sell impairment losses of $177 related to the sales in January 2013 of the Retirement Plans and Individual Life businesses. Total net impairment losses, including intent-to-sell impairment losses, increased to $247 in 2012 as compared to $117 for the prior year period. For further discussion of investment results and the results of the variable annuity hedge program, see MD&A – Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses) within Consolidated Results of Operations.
Account value decreased to approximately $228 billion at December 31, 2012 from approximately $235 billion at December 31, 2011, due primarily to surrenders of approximately $10 billion in 2012 in the U.S. variable annuity block, largely offset by the impact of improved equity market performance.

CORPORATE
Results of Operations

Operating Summary	2013	2012	2011
Earned premiums	$—	$—	$—
Fee income [1]	11	167	209
Net investment income	27	31	23
Net realized capital gains (losses)	(89)	125	(96)
Other revenue	1	1	—
Total revenues	(50)	324	136
Benefits, losses and loss adjustment expenses	—	—	(3)
Insurance operating costs and other expenses	78	365	202
Loss on extinguishment of debt	213	910	—
Reinsurance loss on disposition	69	118	—
Interest expense	397	457	508
Total benefits, losses and expenses	757	1,850	707
Loss from continuing operations before income taxes	(807)	(1,526)	(571)
Income tax benefit	(252)	(517)	(201)
Loss from continuing operations, net of tax	(555)	(1,009)	(370)
Loss from discontinued operations, net of tax [2]	—	—	(64)
Net loss	$(555)	$(1,009)	$(434)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

[2]	Represents the loss from operations and sale of Federal Trust Corporation. For additional information, see Note 20 Discontinued Operations of Notes to Consolidated Financial Statements.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Net loss, as compared to the prior year period, decreased in 2013 primarily due to decreases in insurance operating costs and other expenses, the reinsurance loss on disposition, the loss on extinguishment of debt and interest expense. The net loss in 2013 was partially driven by net realized capital losses due to higher long-term interest rates and global credit hedging losses due to increases in the equity market as compared with net realized capital gains in 2012.
Insurance operating costs and other expenses decreased due to a benefit of $57, before tax, for an insurance recovery from the Company's insurers for past legal expenses associated with closed litigation and a benefit of $19, before tax, from the resolution of items under the Company's spin-off agreement with its former parent company. Restructuring costs, included in Corporate insurance operating costs and other expenses and related to the implementation of certain strategic initiatives, decreased to $64 in 2013 from $121 in 2012.
The reinsurance loss on disposition of $69 in 2013 consisted of the write-off of all of the goodwill held in Corporate allocated to the Retirement Plans business sold in 2013. The reinsurance loss on disposition of $118 in 2012 consisted of an impairment of goodwill related to the Individual Life business sold in 2013. For additional information regarding goodwill, see Note 9 - Goodwill of Notes to Consolidated Financial Statements.
In 2013, the Company repurchased approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. In 2012, the Company repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. Loss on extinguishment of debt consists of the premium associated with repurchasing the debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transactions. For additional information regarding debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
For a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

Year ended December 31, 2012 compared to the year ended December 31, 2011
Net loss, as compared to the prior year period, increased in 2012 primarily due to a loss on extinguishment of debt related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz. The loss consisted of the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction.
Also in 2012, the Company recorded a reinsurance loss on disposition consisting of an impairment of goodwill related to the disposition of the Individual Life business. See Note 9 of Notes to Consolidated Financial Statements for additional information on the goodwill impairment.
In addition, insurance operating costs and other expenses increased as a result of restructuring and other costs related to the Company’s implementation of its strategic initiatives. See Note 21 of Notes to Consolidated Financial Statements for additional information on restructuring and other costs.
Partially offsetting the losses was an increase in net realized capital gains (losses), primarily due to gains on derivatives as a result of credit spreads tightening. For additional information on net realized capital gains, see the Investment Results section.
For a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes, see Note 14 - Income Taxes of Notes to Consolidated Financial Statements.

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

•
Disability: Risk of loss incurred from personal or commercial automobile related losses, accidents arising outside of the workplace, injuries or accidents incurred during the course of employment, or from equipment, each loss resulting short term or long term disability payments.

•	Longevity: Risk of loss from increased life expectancy trends among policyholders receiving long term benefit payments or annuity payouts.
The Company's processes for managing these risks include disciplined underwriting protocols, exposure controls, sophisticated risk based pricing, risk modeling, risk transfer, and capital management strategies. The Company has established underwriting guidelines for both individual risks, including individual policy limits, and risks in the aggregate, including aggregate exposure limits by geographic zone and peril. Pricing indications for each line of business are set independently by the Company's pricing actuaries and are integrated into the reserve review process to ensure consistency between pricing and reserving. Monthly reports track loss cost trends relative to pricing objectives within each state and product, and the Company's reserving actuaries provide an independent report to the Board on the Company's reserve position and loss cost trends.

Natural Catastrophe Risk
Natural catastrophe risk is defined as the exposure arising from natural phenomena (e.g., weather, earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios. The Company uses both internal and third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company's financial position and results of operations across the property-casualty, life, and asset management businesses. For natural catastrophe perils, the Company generally limits its estimated pre-tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of statutory surplus prior to reinsurance and to less than 15% of statutory surplus after reinsurance. The Company's modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northeastern, Southeastern, Northwestern, Midwestern and New Madrid regions of the United States with associated magnitudes ranging from 6.4 to 8.1 on the Moment Magnitude scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 3, 4 and 5 events in Florida, as well as other Gulf, Mid Atlantic and Northeastern region landfalls.
While Enterprise Risk Management has a process to track and manage these limits, from time to time, the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company's estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is less than 30% of the statutory surplus of the property and casualty insurance subsidiaries and the Company's estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the property and casualty operations. The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.5 billion and $484, before and after reinsurance, respectively. The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $734 before reinsurance and $479 net of reinsurance. The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year.
The net loss estimates provided above assume that the Company is able to recover all losses ceded to reinsurers under its reinsurance programs. There are various methodologies used in the industry to estimate the potential property and workers compensation losses that would arise from various catastrophe events and companies may use different models and assumptions in their estimates. Therefore, the Company's estimates of gross and net losses arising from a 250-year hurricane or earthquake event may not be comparable to estimates provided by other companies. Furthermore, the Company's estimates are subject to significant uncertainty and could vary materially from the actual losses that would arise from these events and the loss estimates provided by other companies. The Company also manages natural catastrophe risk for group life and group disability, which in combination with property and workers compensation loss estimates are subject to separate enterprise risk management net aggregate loss limits as a percent of enterprise surplus.
Terrorism Risk
The Company defines terrorism risk as the risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”). The Company monitors aggregations of terrorism risk exposure around key landmarks primarily in major metropolitan areas that span the Company's insurance portfolio. Enterprise Risk Management limits for terrorism apply to aggregations of risk across property-casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario to less than $1.3 billion. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. While our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below $1.3 billion, currently, all such terrorism exposures are within ERM limits. For a discussion on risks related to terrorist attacks, see the risk factor, "The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity."

Pandemic Risk
Pandemic risk is the exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios. Consistent with industry practice, the Company assesses exposure to pandemics by analyzing the potential impact from a variety of pandemic scenarios based on conditions consistent with historical outbreaks of flu-like viruses such as the “Severe” 1918 Spanish Flu, the Asian flu of 1957, the Hong Kong flu of 1968, and the 2009 outbreak of the swine flu. For pandemic risk, the Company generally limits its estimated pre-tax loss from a single 250 year event to less than 12.5% of the combined statutory surplus for the enterprise. In evaluating these scenarios, the Company assesses the impact on group life policies, short-term and long term disability, annuities, COLI, property & casualty claims, and losses in the investment portfolio associated with market declines in the event of a widespread pandemic. While Enterprise Risk Management has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company's estimated pre-tax loss for pandemic is less than 12.5% of enterprise statutory surplus.
Reinsurance as a Risk Management Strategy
The Hartford utilizes reinsurance to transfer risk to affiliated and unaffiliated insurers. Reinsurance is used to manage aggregation of risk as well as to transfer certain risk to reinsurance companies based on specific geographic or risk concentrations. All reinsurance processes are aligned under a single enterprise reinsurance risk management policy. Reinsurance purchasing is a centralized function across Commercial, Consumer Markets and Talcott Resolution to support a consistent strategy and to ensure that the reinsurance activities are fully integrated into the organization's risk management processes.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of January 1, 2014:

Coverage	Treaty term	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2014 to 1/1/2015	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2013 to 6/1/2014	90%	$119	[1]	$43
Workers compensation losses arising from a single catastrophe event [2]	7/1/2013 to 7/1/2014	80%	$350		$100

[1]
The per occurrence limit on the FHCF treaty is $119 for the 6/1/2013 to 6/1/2014 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2014.

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

In addition to the reinsurance protection provided by The Hartford's traditional property catastrophe reinsurance program described above, the Hartford has fully collateralized reinsurance coverage from Foundation Re III for losses sustained from qualifying hurricane loss events. Under the terms of the treaty, the Company is reimbursed for losses from hurricanes using a customized industry index contract designed to replicate The Hartford's own catastrophe losses, with a provision that the actual losses incurred by the Company for covered events, net of reinsurance recoveries, cannot be less than zero.
The following table summarizes the terms of the reinsurance treaty with Foundation Re III that was in place as of February 4, 2014:

Covered perils	Treaty term	Covered losses	Bond amount issued by Foundation Re III
Hurricane loss events affecting the Gulf and Eastern Coast of the United States	2/18/2011 to 2/18/2015	At the time of the purchase, 67.5% of $200 in losses in excess of an index loss trigger equating to approximately $1.4 billion in losses to The Hartford	$135
As of February 4, 2014, there have been no events that are expected to trigger a recovery under the Foundation Re III reinsurance program and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaty.
Reinsurance for Terrorism
For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the TRIPRA. On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. TRIPRA provides a backstop for insurance-related losses resulting from any “act of terrorism” certified by the Secretary of the Treasury, in concurrence with the Secretary of State and Attorney General, that result in industry losses in excess of $100. In addition, TRIPRA revised the TRIA definition of a certified “act of terrorism” by removing the requirement that an act be committed “on behalf of any foreign person or foreign interest.” As a result, domestic acts of terrorism can now be certified as “acts of terrorism” under the program, subject to the other requirements of TRIPRA. Under the program, in any one calendar year, the federal government would pay 85% of covered losses from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The Company's estimated deductible under the program is $1.2 billion for 2014. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President's Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG's initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long-term development of the terrorism risk market difficult, and that there is likely little potential for future market development for NBCR coverage. The January 2011 PWG report notes some improvements in capacity and modeling, but also noted that take-up rates for terrorism coverage remained relatively flat over the past three years and that insurers remain uncertain about the ability of models to predict the frequency and severity of terrorist attacks. In 2013, the PWG requested comment on the long-term availability and affordability of insurance for terrorism risk but that report has not been released. With respect to NBCR coverage, a December 2008 study by the U.S. Government Accountability Office (“GAO”) found that property and casualty insurers still generally seek to exclude NBCR coverage from their commercial policies when permitted. However, while nuclear, pollution and contamination exclusions are contained in many property and liability insurance policies, the GAO report concluded that such exclusions may be subject to challenges in court because they were not specifically drafted to address terrorist attacks. Furthermore, workers compensation policies generally have no exclusion or limitations. The GAO found that commercial property and casualty policyholders, including companies that own high-value properties in large cities, generally reported that they could not obtain NBCR coverage. Commercial property and casualty insurers generally remain unwilling to offer NBCR coverage because of uncertainties about the risk and the potential for catastrophic losses.

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
Property and Casualty Insurance Product Reinsurance Recoverable
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools. The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2013 and December 31, 2012:

Reinsurance Recoverable	2013	2012
Paid loss and loss adjustment expenses	$138	$170
Unpaid loss and loss adjustment expenses	2,841	2,852
Gross reinsurance recoverable	2,979	3,022
Less: allowance for uncollectible reinsurance	(244)	(268)
Net reinsurance recoverable	$2,735	$2,754
As shown in the following table, a portion of the total gross reinsurance recoverable relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third-party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverable as of December 31, 2013 and December 31, 2012, the following table shows the portion of recoverables due from companies rated by A.M. Best:

Distribution of gross reinsurance recoverable	2013		2012
Gross reinsurance recoverable	$2,979		$3,022
Less: mandatory (assigned risk) pools and structured settlements	(569)		(588)
Gross reinsurance recoverable excluding mandatory pools and structured settlements	$2,410		$2,434
		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$1,558	64.6%	$1,691	69.5%
Other rated by A.M. Best	4	0.2%	6	0.2%
Total rated companies	1,562	64.8%	1,697	69.7%
Voluntary pools	96	4.0%	95	3.9%
Captives	499	20.7%	368	15.1%
Other not rated companies	253	10.5%	274	11.3%
Total	$2,410	100.0%	$2,434	100.0%
[1] Based on A.M. Best ratings as of December 31, 2013 and 2012, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As indicated in the above table, 64.6% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2013. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

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
Life Insurance Product Reinsurance Recoverable
Life insurance product reinsurance recoverables represent loss and loss adjustment expense recoverable from a number of reinsurers. The following table shows the components of the gross and net reinsurance recoverable as of December 31, 2013 and December 31, 2012:

Reinsurance Recoverable	2013	2012
Unpaid loss and loss adjustment expenses	20,595	1,912
Gross reinsurance recoverable	20,595	1,912
Less: allowance for uncollectible reinsurance	—	—
Net reinsurance recoverable	$20,595	$1,912

As of December 31, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.5 billion and $9.9 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.5 billion and $7.5 billion, respectively. As of December 31, 2013, the net reinsurance recoverable from Prudential represents approximately 13% of the Company's consolidated stockholders' equity. As of December 31, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
Guaranty Funds and Other Insurance Assessments
As part of its risk management strategy, the Company regularly monitors the financial wherewithal of other insurers and, in particular, activity by insurance regulators and various state guaranty associations relating to troubled insurers. In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. The amount and timing of assessments related to past insolvencies is unpredictable.
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

Operational Risk Management
The Hartford has an Operational Risk Management (“ORM”) function whose responsibility is to provide a comprehensive and enterprise-wide view of the Company's operational risk on an aggregate basis. The Company defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational risk is inherent in our business and functional areas. It includes legal risk and considers reputational risk as an impact. The Company has developed a library of operational risks which have been classified into the following seven risk categories:
•Internal Fraud
•External Fraud
•Employment Practices & Workplace Safety
•Business Disruption & Systems Failures
•Clients, Products & Business Practices
•Damage to Physical Assets
•Execution, Delivery & Process Management
ORM is responsible for establishing, maintaining and communicating the framework, principles and guidelines of The Hartford's operational risk management program. In addition, ORM also manages business continuity, model risk management, the ORM system, and risk assessments. Responsibility for day-to-day management of operational risk lies within each business unit and functional area.
ORM works closely with the Operational Risk Committee (“ORC”), an enterprise wide governance comprised of senior leaders from functional areas such as ORM, Enterprise Business Services, Claims, Legal, Compliance, Finance and Internal Audit. The ORC meets regularly and provides a forum for ensuring the effective management of operational risks across the enterprise. The ORC's responsibilities include reviewing and approving: policies governing operational risk, key risk indicators and limits, and risk mitigation strategies. This group also identifies emerging operational risks, prioritizes them, and ensures appropriate action plans are in place. Individual committees, such as the Enterprise Privacy and Security Committee, and the Enterprise Health, Environment and Safety Committee focus on specific operational risk issues and report to the ORC. Model Oversight Committees have been established to oversee and govern model risk.
ORM has various tools and processes for identifying, monitoring, measuring, prioritizing, and reporting operational risks. ORM facilitates loss event collection and analysis, risk assessments, scenario analysis, and reporting of key risk indicators and aggregated risks. ORM uses a centralized Governance, Risk, and Compliance (GRC) system to help manage operational risk across the Company's finance, legal, compliance, data security, and information technology functions.
The Company's business risk assessment process is used to identify the top risks in the business and functional areas, evaluate controls to mitigate those risks, and monitor control improvements.

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
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Talcott Resolution products and, if sustained, could reduce the Company’s prospective pension expense. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio and if long-term interest rates rise dramatically within a six to twelve month time period, certain Talcott Resolution businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Talcott Resolution's fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
A decline in interest rates results in certain mortgage-backed and municipal securities being more susceptible to paydowns and prepayments or calls. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risk, higher pension costs expense and possibly reduced profit margins associated with guaranteed crediting rates on certain Talcott Resolution products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.
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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated AA with maturities primarily between zero and thirty years. For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 18 - Employee Benefit Plans of Notes to Consolidated Financial Statements. In addition, management evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Talcott Resolution section of the MD&A.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB, GMIB, GMAB, or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Equity Risk section below.
Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of these investments was $63.2 billion and $87.0 billion at 2013 and 2012, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, derivatives, and cash equivalents, was approximately 5.3 and 5.6 years as of 2013 and 2012, respectively. As of December 31, 2012, the weighted average duration of the portfolio, excluding the Retirement Plans and Individual Life businesses, was approximately 5.4 years.
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

Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or hedge liabilities. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enables the Company to customize contract terms and conditions to desired objectives and manage the interest rate risk profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
At December 31, 2013 and 2012 notional amounts pertaining to derivatives utilized to manage interest rate risk totaled $15.3 billion and $23.9 billion, respectively ($15.1 billion and $23.7 billion, respectively, related to investments and $0.2 billion and $0.2 billion, respectively, related to Talcott Resolution liabilities). The fair value of these derivatives was $(603) and $(281) as of December 31, 2013 and 2012, respectively. The decline in notional amounts related to investments of $8.6 billion primarily relates to the termination of interest rate swaptions designed to hedge the interest rate risk of the securities that were transferred related to the sale of the Retirement Plan business segment. These amounts do not include derivatives associated with the Variable Annuity Hedging Program. For further information, see the Variable Product Guarantee Risks and Risk Management section.
Interest Rate Sensitivity
Included in the following table is the before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) issued by the Company’s Talcott Resolution segment, as well as certain insurance product liabilities (e.g., disability contracts) issued by the Company’s Group Benefits segment, for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as auto, property, whole and term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments generally lack sensitivity to interest rate changes. Separate account assets and liabilities, equity securities, trading and the corresponding liabilities associated with the variable annuity products sold in Japan are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

	Change in Net Economic Value as of December 31,
	2013		2012
Basis point shift	--100	+100	-100	+100
Increase (decrease) in economic value	$(245)	$128	$(294)	$135
The fixed liabilities included above represented approximately 41% and 43% of the Company’s general account liabilities as of 2013 and 2012, respectively. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s fixed maturity investments and related derivatives, not included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of 2013 and 2012. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes. The decline in the estimated change in fair value assuming a 100 basis point shift since 2012 is due to the sales of the Retirement Plans and Individual Life businesses in January of 2013.

	Change in Fair Value as of December 31,
	2013		2012
Basis point shift	--100	+100	-100	+100
Increase (decrease) in fair value	$2,297	$(2,190)	$3,406	$(3,357)
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

The Company is also subject to equity risk based upon the assets that support its pension plans. The asset allocation mix is reviewed on a periodic basis. In order to minimize risk, the pension plans maintain a listing of permissible and prohibited investments. In addition, the pension plans have certain concentration limits and investment quality requirements imposed on permissible investment options. For further discussion of equity risk associated with the pension plans, see the Critical Accounting Estimates section of the MD&A under “Pension and Other Postretirement Benefit Obligations” and Note 18 of Notes to Consolidated Financial Statements.
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

•	increase the liability for GMWB benefits resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk for GMDB, GMWB and GMIB benefits;

•	decrease the Company’s actual gross profits, resulting in increased DAC amortization;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

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
Variable Annuity Guaranteed Benefits
The Company’s U.S. and Japan variable annuities include guaranteed minimum death benefits and certain contracts include optional living benefit features. A majority of the Company’s GMDB benefits, both direct and assumed, are reinsured with an affiliated captive reinsurer and an external reinsurer. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $81.9 billion and $94.4 billion as of December 31, 2013 and December 31, 2012, respectively.

The Company’s U.S. variable annuities include a GMWB rider. Declines in the equity markets will increase the Company’s liability for these benefits. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. The Company reinsures a majority of the GMWB benefits with an affiliated captive reinsurer.

The following tables summarize the account values of the Company’s U.S. and Japan variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of December 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB	$61.8	$4.3	$1.0	16%	26%
GMWB	30.3	0.2	0.1	5%	12%
Japan Variable Annuity [1]
GMDB	20.1	0.8	0.6	31%	8%
GMIB [3]	18.5	0.1	0.1	20%	3%

Total Variable Annuity Guarantees
As of December 31, 2012
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S Variable Annuity [1]
GMDB [2]	64.8	$6.6	$2.2	48%	13%
GMWB	34.2	0.7	0.5	23%	9%
Japan Variable Annuity [1]
GMDB	27.7	5.7	4.8	98%	18%
GMIB [3]	26.0	3.3	3.3	97%	12%
U.K. Variable Annuity [1] [6]
GMDB	1.9	—	—	100%	2%
GMWB	1.7	—	—	24%	7%

[1]
Policies with a guaranteed living benefit (a GMWB in the U.S. or a GMIB in Japan) also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, its GMDB NAR is released.

[2]
Excludes group annuity contracts with GMDB benefits previously sold by Retirement Plans business. For further discussion of the sale of the Retirement Plans business, see Note 2 - Business Dispositions.

[3]	Includes small amount of GMWB and GMAB.

[4]	Excludes contracts that are fully reinsured.

[5]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

[6]
On December 12, 2013, the Company completed the sale of the U.K variable annuity business of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. For further discussion of the sale of the U.K. variable annuity business, HLIL in 2013, see Note 2 - Business Dispositions and Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements.

Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company's GMDB liability, see Note 11 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. If the account value is reduced to a specified level, the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”). For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the annuitization election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. If the policyholder defers this election, the policyholder has the right to revisit the election annually on the policy anniversary date. A small percentage of the contracts first became eligible to elect annuitization in the third and fourth quarter of 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”. As of December 31, 2013, approximately 80% of the Japan GMIB contracts were "out of the money". The Company reinsures a majority of the GMIB benefits with an affiliated captive reinsurer. For additional information on the Company’s GMIB liability, see Note 11 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.
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

GMIB [1]	As of December 31, 2013
($ in billions)	Account Value	Net Amount at Risk
2014	$2.2	$—
2015	4.4	—
2016	2.0	—
2017	2.4	0.1
2018	1.1	—
2019 & beyond [2]	4.2	—
Total	$16.3	$0.1

[1]	Excludes certain non-GMIB living benefits of $2.2billion of account value and $0.0 billion of NAR.

[2]	In 2019 & beyond, $2.0 billion of the $4.2 billion is associated with account value that is eligible in 2021.

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

International Hedge Programs
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps, swaptions and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, Topix index, FTSE 100 index, and Euro Stoxx 50. During 2013, the Company expanded its hedging program to substantially reduce equity and foreign currency exchange risk. The program is primarily focused on the risks that have been reinsured to the Company’s U.S. legal entities although certain hedges, predominantly options, are also held directly in HLIKK.
While the Company actively manages these dynamic hedging programs, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: focus on reducing the economic exposure to market risks associated with guaranteed benefits, capital markets, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Variable Annuity Hedging Program Sensitivities
The following table presents the accounting treatment of the underlying guaranteed living benefits and the related hedge assets by hedge program.

U.S. Programs				International Programs
GMWB [1]		Macro		Japan
Hedge Assets	Liabilities	Hedge Assets	Liabilities	Hedge Assets	Liabilities [2]
Fair Value	Fair Value	Fair Value	Not Fair Value	Fair Value	Not Fair Value
[1] Excludes life contingent GMWB contracts.

[2]
The liabilities for international variable annuity are primarily not measured on a fair value basis. However there is an immaterial portion of the international variable annuity with a GMWB or GMAB which is measured on a fair value basis.

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of year end and are related to the fair value of liabilities and hedge instruments in place as of year end for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors

U.S. GAAP Sensitivity Analysis	As of December 31, 2013
(pre Tax/DAC) [1]	U.S. Programs						International Program
	GMWB			Macro			Japan
Equity Market Return	(20)%	(10)%	10%	(20)%	(10)%	10%	(20)%	(10)%	10%
Potential Net Fair Value Impact	$6	$(1)	$5	$62	$24	$(19)	$356	$172	$(167)
Interest Rates	-50bps	-25bps	25bps	-50bps	-25bps	25bps	-50bps	-25bps	25bps
Potential Net Fair Value Impact	$2	$3	$(8)	$16	$8	$(8)	$(2)	$6	$(4)
Implied Volatilities	10%	2%	(10)%	10%	2%	(10)%	10%	2%	(10)%
Potential Net Fair Value Impact	$36	$7	$(28)	$66	$14	$(75)	$56	$10	$(33)
Yen Strengthens +/ Weakens -	20%	10%	(10)%	20%	10%	(10)%	20%	10%	(10)%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$28	$5	$(7)

[1]
These sensitivities are based on the following key market levels as of December 31, 2013: 1) S&P of 1848; 2) 10yr US swap rate of 3.25%; 3) S&P 10yr volatility of 25.14% and 4) FX rates of USDJPY @ 105.31 and EURJPY @ 144.73

The above sensitivity analysis is an estimate and should not be used to predict the future financial performance of the Company's variable annuity hedge programs. The actual net changes in the fair value liability and the hedging assets illustrated in the above table may vary materially depending on a variety of factors which include but are not limited to:

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

Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated liability contracts, the investment in and net income of the Japanese operations, non-U.S. dollar denominated fixed maturity investments, and a yen denominated individual fixed annuity product. In addition, the Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. A portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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
Liabilities
Talcott Resolution previously issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2013 and 2012, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94 and $134 and a total fair value of $(1) and less than $1, respectively.
Hartford Life Insurance KK (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), previously issued a yen-denominated fixed annuity product and subsequently reinsured it to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. During 2009, the Company suspended new sales of the Japan business. The underlying investment strategy involves investing in the U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the December 31 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages the currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
As of December 31, 2013 and 2012, the notional value of the currency swaps was $1.4 billion and $1.7 billion and the fair value was $(6) and $224, respectively. The currency swaps are recorded at fair value, incorporating changes in value due to changes in forward foreign exchange rates, interest rates and accrued income. Included in net realized capital gains and losses was a before-tax net gain of $6, a net loss of $(36) and net gain of $3 for the years ended December 31, 2013, 2012 and 2011, respectively, which include the changes in value of the currency swaps, excluding net periodic coupon settlements, and the yen fixed annuity contract remeasurement.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities, which are primarily denominated in yen, at December 31, 2013 and 2012, were approximately $2.6 billion and $2.1 billion, respectively. Included in these amounts are $2.4 billion and $1.8 billion at December 31, 2013 and 2012, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2013 and 2012, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $194 and $246, respectively, and total fair value of $(13) and $(17), respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities, including the associated yen denominated fixed annuity product liabilities, and derivative instruments as of December 31, 2013 and 2012, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $165 and $114, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

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

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates in the U.S. and Japanese LIBOR in Japan. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we have experienced, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates in the U.S. or Japanese LIBOR in Japan, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

•	With respect to our fixed annuity business, sustained low interest rates may result in a reduction in statutory surplus and an increase in NAIC required capital.

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
The Company has reinsured approximately 20% of its risk associated with U.S. GMWB and 76% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value of a financial instrument due to changes in credit spread that are unrelated to changes in obligor credit quality. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.
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
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through asset sales or the use of derivative instruments. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. In addition, transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and be an independent valuation source. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Portfolio Risks and Risk Management section and Note 6 of Notes to Consolidated Financial Statements. Further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see the Reinsurance as a Risk Management Strategy within the Insurance Risk Management section.
As of December 31, 2013, the Company's only exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan and Prudential. The Government of Japan securities represented $2.6 billion, or 14% of stockholders' equity, and 3% of total invested assets. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 of Notes to Consolidated Financial Statements. The net unsecured reinsurance recoverable from Prudential of $2.4 billion represented approximately 13% of stockholders' equity. For further discussion of reinsurance recoverables, see Note 7 - Reinsurance of Notes to Consolidated Financial Statements.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 6 of Notes to Consolidated Financial Statements.
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties for OTC derivatives the unilateral contractual right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties becoming unwilling to engage in additional OTC derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps. Under these circumstances, the Company’s operating subsidiaries could conduct hedging activity using a combination of cash, OTC-cleared and exchange-traded instruments, in addition to using the available OTC derivatives.
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the contractual terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk and monitors counterparty credit exposure on a monthly basis to ensure compliance with company policies and statutory limitations. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that OTC derivative contracts, other than certain forward contracts, be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and reduces risk by permitting the closeout and netting of transactions upon the occurrence of certain events.

The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally enters into credit support annexes in conjunction with the ISDA agreements, which require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
For the company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2013, for the company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. The Company hedges a portion of its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic programs; however, for one counterparty, the maximum uncollateralized exposure is higher. This counterparty maintains credit ratings of A3 or better, and the Company actively monitors its credit standing. For further discussion, see the Derivative Commitments section of Note 13 of Notes to Consolidated Financial Statements.
For the year ended December 31, 2013, the Company has incurred no losses on derivative instruments due to counterparty default.
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
As of December 31, 2013 and 2012, the notional amount related to credit derivatives that purchase credit protection was $1.3 billion and $2.2 billion, respectively, while the fair value was $(10) and $21, respectively. As of December 31, 2013 and 2012, the credit derivatives that purchase credit protection included notional of $0.4 billion and fair value of $5 and $28, respectively, that are part of the international program hedging instruments. As of December 31, 2013 and 2012, the notional amount related to credit derivatives that assume credit risk was $1.9 billion and $2.7 billion, respectively, while the fair value was $33 and $(29), respectively. For further information on credit derivatives, see Note 6 of Notes to Consolidated Financial Statements.

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

Fixed Maturities by Credit Quality
	December 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$8,231	$8,208	13.2%	$10,481	$10,975	12.8%
AAA	6,215	6,376	10.2%	8,646	9,220	10.7%
AA	12,054	12,273	19.7%	14,939	16,104	18.7%
A	14,777	15,498	24.9%	20,396	22,650	26.4%
BBB	15,555	16,087	25.7%	20,833	22,689	26.4%
BB & below	3,809	3,915	6.3%	4,452	4,284	5.0%
Total fixed maturities, AFS	$60,641	62,357	100%	$79,747	85,922	100%
The movement in the overall credit quality of the Company’s portfolio was primarily attributable to the sale of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. Excluding the impact of the sales, United States government and government agencies declined due to the sale of agency RMBS securities associated with the termination of repurchase agreements, see Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	December 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$1,982	$11	$(48)	$1,945	3.1%	$2,234	$29	$(116)	$2,147	2.5%
Small business	194	3	(16)	181	0.3%	336	7	(67)	276	0.3%
Other	228	11	—	239	0.4%	313	27	—	340	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,781	3	(34)	1,750	2.8%	2,197	—	(68)	2,129	2.5%
Commercial real estate ("CREs")	176	88	(16)	248	0.4%	420	44	(80)	384	0.4%
Other [1]	383	17	(9)	389	0.6%	553	16	(11)	527	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,068	20	(12)	1,076	1.7%	962	79	—	1,041	1.2%
Bonds	2,836	168	(31)	2,973	4.8%	4,535	293	(160)	4,668	5.4%
Interest only (“IOs”)	384	28	(15)	397	0.6%	586	45	(19)	612	0.7%
Corporate
Basic industry	2,085	106	(38)	2,153	3.5%	3,741	369	(6)	4,104	4.8%
Capital goods	2,077	161	(14)	2,224	3.6%	3,109	389	(2)	3,496	4.1%
Consumer cyclical	1,801	119	(17)	1,903	3.1%	2,423	266	(5)	2,684	3.1%
Consumer non-cyclical	3,600	288	(21)	3,867	6.2%	5,927	759	(7)	6,679	7.8%
Energy	2,384	174	(17)	2,541	4.1%	3,816	499	(3)	4,312	5.0%
Financial services	5,044	287	(145)	5,186	8.3%	7,230	604	(211)	7,623	8.9%
Tech./comm.	3,223	223	(28)	3,418	5.5%	3,971	526	(16)	4,481	5.2%
Transportation	972	65	(13)	1,024	1.6%	1,393	163	(2)	1,554	1.8%
Utilities	5,605	386	(51)	5,940	9.5%	7,792	1,017	(24)	8,785	10.2%
Other	222	14	(2)	234	0.4%	292	39	—	331	0.4%
Foreign govt./govt. agencies	4,228	52	(176)	4,104	6.6%	3,985	191	(40)	4,136	4.8%
Municipal
Taxable	1,299	32	(67)	1,264	2.0%	2,235	246	(15)	2,466	2.9%
Tax-exempt	10,633	393	(117)	10,909	17.5%	10,766	1,133	(4)	11,895	13.9%
RMBS
Agency	3,366	59	(38)	3,387	5.4%	5,906	259	(3)	6,162	7.2%
Non-agency	86	—	—	86	0.1%	—	—	—	—	—%
Alt-A	—	—	—	—	—%	38	—	(1)	37	—%
Sub-prime	1,187	31	(44)	1,174	1.9%	1,374	36	(129)	1,281	1.5%
U.S. Treasuries	3,797	7	(59)	3,745	6.0%	3,613	175	(16)	3,772	4.4%
Fixed maturities, AFS	60,641	2,746	(1,028)	62,357	100%	79,747	7,211	(1,005)	85,922	100%
Equity securities
Financial services	233	11	(29)	215	24.8%	331	15	(42)	304	34.2%
Other	617	56	(20)	653	75.2%	535	66	(15)	586	65.8%
Equity securities, AFS	850	67	(49)	868	100%	866	81	(57)	890	100%
Total AFS securities	$61,491	$2,813	$(1,077)	$63,225		$80,613	$7,292	$(1,062)	$86,812
Fixed maturities, FVO				$844					$1,087

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The overall decrease in AFS and FVO securities is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. The Company continues to invest in a diversified portfolio that is primarily comprised of investment grade securities. Due to the type of securities transferred in connection with the sold businesses, a higher percentage of securities held at December 31, 2013 were in tax-exempt municipals, U.S. Treasuries, and foreign and U.S. government agency securities and a lower percentage in corporates. Apart from the impact of the business sales, during 2013, the Company sold agency RMBS associated with repurchase agreements and modestly increased allocations to emerging market and high yield securities, which offer attractive risk-adjusted returns. For further information on repurchase agreements, see Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. The Company's AFS net unrealized gain position declined primarily due to an increase in interest rates and the disposition of the Retirement Plans and Individual Life businesses, as discussed above.
Fixed maturities, FVO, primarily represents Japan government securities supporting the Japan fixed annuity product, as well as securities containing an embedded credit derivative for which the Company elected the fair value option. The underlying credit risk of the securities containing credit derivatives are primarily investment grade CRE CDOs. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
European Exposure
Although there has been continued improvement in fundamental conditions in Europe, certain economies have experienced adverse economic conditions that were precipitated in part by elevated unemployment rates and government debt levels. As a result, in the past issuers in several European countries experienced credit deterioration and rating downgrades and a reduced ability to access capital markets and/or higher borrowing costs. Austerity measures aimed at reducing sovereign debt levels, along with steps taken by the European Central Bank to provide liquidity and credit support to certain countries issuing debt, have helped to stabilize markets. In addition, the European economy has experienced two consecutive quarters of positive, although weak, growth. In general, these economies continue to show signs of stabilization, including improved credit and reduced borrowing costs. Further contraction of gross domestic product along with elevated unemployment levels may continue to put pressure on sovereign debt.
The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company periodically considers alternate scenarios, including a base-case and both a positive and negative “tail” scenarios that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 5% of total invested assets as of December 31, 2013. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. Certain European countries were separately listed below, specifically, Greece, Italy, Ireland, Portugal and Spain (“GIIPS”), because of the current significant economic strains persisting in these countries. The criteria used for identifying the countries separately listed includes countries on the iTraxx SovX Western Europe Series 6 index with credit default spreads that exceed their respective index level as of December 31, 2013, an S&P credit quality rating of BBB+ or below, and a gross domestic product ("GDP") greater than $200 billion.

The following tables present the Company’s European securities included in the Securities by Type table above.

December 31, 2013
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$2	$2	$—	$—	$—	$—	$2	$2
Spain [3]	35	36	21	21	—	—	56	57
Ireland	47	48	3	3	—	—	50	51
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	84	86	24	24	—	—	108	110
Europe excluding higher risk	3,083	3,304	1,015	1,074	634	634	4,732	5,012
Total Europe	$3,167	$3,390	$1,039	$1,098	$634	$634	$4,840	$5,122
Europe exposure net of credit default swap protection [2]							$4,650	$5,121

December 31, 2012
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$4	$4	$—	$—	$—	$—	$4	$4
Spain [3]	53	52	20	20	—	—	73	72
Ireland	143	145	—	—	—	—	143	145
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Higher risk	200	201	20	20	—	—	220	221
Europe excluding higher risk	4,022	4,525	1,158	1,182	751	827	5,931	6,534
Total Europe	$4,222	$4,726	$1,178	$1,202	$751	$827	$6,151	$6,755
Europe exposure net of credit default swap protection [2]							$5,767	$6,752

[1]
Includes amortized cost and fair value of $34 as of December 31, 2013 and $74 as of December 31, 2012 related to limited partnerships and other alternative investments, the majority of which is domiciled in the United Kingdom.

[2]
Includes a notional amount and fair value of $190 and $(1), respectively, as of December 31, 2013 and $384 and $(3), respectively, as of December 31, 2012 related to credit default swap protection. This includes a notional amount of $55 and $56 as of December 31, 2013 and December 31, 2012, respectively, related to single name corporate issuers in the financial services sector.

[3]	The Company has credit default swap protection with a notional amount of $20 related to the Corporate and Equity, AFS Financial Services.
The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. As of December 31, 2013 and 2012, exposure to the United Kingdom totals less than 2% of total invested assets. The majority of the European investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the higher risk countries and does not hold any exposure to issuers in Greece. As of December 31, 2013 and 2012, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A-, respectively.
As of December 31, 2013 and 2012, the Company’s total credit default swaps that provide credit protection on European issuers had a notional amount of $190 and $384, respectively, and a fair value of $(1) and $(3), respectively. Included in those notional amounts as of December 31, 2013 and 2012 were $190 and $384, respectively, on credit default swaps that reference single name corporate and financial European issuers, of which $23 and $23, respectively, related to the higher risk countries. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.

In addition to the credit risk associated with the investment portfolio, the Company has $236 of reinsurance recoverables due from legal entity counterparties domiciled within Europe. For a more detail discussion of the Company's reinsurance arrangements, see Note 7 of Notes to the Consolidated Financial Statements.
Included in the Company’s equity securities, trading, portfolio are investments in World Government Bond Index Funds (“WGBI funds”). The fair value of the WGBI funds at December 31, 2013 and 2012 was $7.6 billion and $11.8 billion, respectively. Because several of these funds are managed by third party asset managers, the Company does not have access to detailed holdings; however, the WGBI funds' investment mandate follows the Citigroup non-Japan World Government Fund Index (“the index”) and includes allocations to certain European sovereign debt. The estimated fair value of the European allocation based upon the index benchmark allocation was $3.3 billion and $5.0 billion as of December 31, 2013 and 2012, respectively. Included in this estimated European exposure were investments in Ireland, Italy, Portugal and Spain with an estimated fair value of $1.2 billion and $1.6 billion as of December 31, 2013 and 2012, respectively. The index guidelines allow investment in issuers rated BBB- or higher by Standard and Poor's or Baa3 or higher by Moody's. Should an issuer’s credit rating fall below both of these rating levels they will be removed from the Index and the holdings will be liquidated. Because these assets support the international variable annuity business, changes in the value of these investments are reflected in the corresponding policyholder liabilities. The Company’s indirect exposure to these holdings is through any guarantees issued on the underlying variable annuity policies. The Company has also entered into credit default swaps with a notional amount and fair value of $350 and $5 , respectively, to hedge certain sovereign credit risks.
Emerging Market Exposure
Emerging market securities have been negatively impacted due to softer-than-expected economic growth as well as trade and budget deficits raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which would depress the fair value of securities held. We expect continued sensitivity to the ongoing evolution of Fed policy and other economic and political factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of December 31, 2013, and is primarily comprised of sovereign and corporate debt issued in US dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries with a current account deficit and an inflation level greater than 5% or that have a sovereign S&P credit rating of B- or below.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$38	$40	$15	$15
Brazil	274	257	295	317
India	62	62	79	86
Indonesia	107	93	56	59
Lebanon	26	26	13	13
South Africa	65	60	47	47
Turkey	88	79	48	52
Ukraine	50	50	17	18
Uruguay	27	25	14	14
Venezuela	67	60	45	49
Total	$804	$752	$629	$670
The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. Due to increased political tensions in Argentina, Ukraine, and Venezuela, the Company substantially reduced its exposure to these economies during February 2014.

Financial Services
The Company’s exposure to the financial services sector is predominantly through banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	December 31, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$49	$52	$3	$47	$49	$2
AA	468	493	25	1,039	1,125	86
A	2,518	2,616	98	3,539	3,763	224
BBB	1,978	1,952	(26)	2,537	2,563	26
BB & below	264	288	24	399	427	28
Total	$5,277	$5,401	$124	$7,561	$7,927	$366
The overall decrease in securities in the financial services sector is primarily attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. Excluding the impact of the disposed businesses, the decline in value of financial services securities resulted from sales as a result of portfolio management activities, and an increase in interest rates, partially offset by credit spread tightening. Credit spreads for corporate financial services securities have narrowed significantly during 2013 as the overall economy continues to improve.
Commercial Real Estate
The commercial real estate market continued to show signs of improving fundamentals such as firming property prices, increases in transaction volume and modestly easing financial conditions. While delinquencies still remain at elevated levels as compared to the previous cycle, they have improved since cycle highs. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due. In spite of improved fundamentals, credit spreads widened mid year due to concerns over potential tapering of quantitative easing. Credit spreads trended downward in the second half of the year and ended the year flat as compared to 2012.
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

CMBS — Bonds [1]

December 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10	$10	$35	$36	$6	$6	$10	$10	$31	$33	$92	$95
2004	79	80	77	83	29	29	13	13	7	12	205	217
2005	307	324	79	82	101	104	71	71	68	75	626	656
2006	336	362	107	116	120	127	102	106	224	238	889	949
2007	188	202	211	218	112	127	—	—	130	125	641	672
2008	43	49	—	—	—	—	—	—	—	—	43	49
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	63	66	—	—	—	—	6	5	—	—	69	71
2012	35	34	—	—	8	8	11	10	—	—	54	52
2013	30	29	89	86	59	58	10	9	—	—	188	182
Total	$1,120	$1,186	$598	$621	$435	$459	$223	$224	$460	$483	$2,836	$2,973
Credit protection	31.9%		25.9%		19.7%		19.8%		12.2%		24.6%

December 31, 2012
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$180	$184	$102	$103	$57	$56	$5	$5	$42	$43	$386	$391
2004	171	178	73	82	36	36	24	24	20	12	324	332
2005	446	485	105	107	121	122	152	139	100	82	924	935
2006	682	757	167	178	129	135	235	229	316	278	1,529	1,577
2007	371	409	289	301	150	154	31	31	188	160	1,029	1,055
2008	55	66	—	—	—	—	—	—	—	—	55	66
2009	28	30	—	—	—	—	—	—	—	—	28	30
2010	18	21	—	—	22	23	—	—	—	—	40	44
2011	121	135	—	—	—	—	—	—	—	—	121	135
2012	98	102	—	—	—	—	1	1	—	—	99	103
Total	$2,170	$2,367	$736	$771	$515	$526	$448	$429	$666	$575	$4,535	$4,668
Credit protection	29.7%		23.4%		23.3%		16.8%		9.2%		23.7%
[1] The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $176 and $248, respectively, as of December 31, 2013 and $420 and $384, respectively, as of December 31, 2012. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of a whole loan, where the Company is the sole lender, or may include a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.

Commercial Mortgage Loans

	December 31, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$132	$(7)	$125	$150	$(8)	$142
Whole loans	5,223	(10)	5,213	6,023	(10)	6,013
A-Note participations	192	—	192	255	—	255
B-Note participations	99	(50)	49	263	(50)	213
Mezzanine loans	19	—	19	88	—	88
Total	$5,665	$(67)	$5,598	$6,779	$(68)	$6,711

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The overall decrease in mortgage loans is attributed to the sales of the Retirement Plans and Individual Life businesses in January 2013. Refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further discussion of these transactions. Since December 31, 2012, the Company funded $1.1 billion of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 61% and a weighted average yield of 3.63%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. As of December 31, 2013, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, and $47 and $3, respectively, as of December 31, 2012.
Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	December 31, 2013			December 31, 2012
	Amortized Cost	Market Value	Weighted Average Credit Quality	Amortized Cost	Market Value	Weighted Average Credit Quality
General Obligation	$2,358	$2,455	AA	$2,947	$3,293	AA
Pre-Refunded [1]	567	605	AAA	629	678	AAA
Revenue
Transportation	1,880	1,879	A	1,652	1,799	A+
Water & Sewer	1,455	1,476	AA-	1,380	1,531	AA
Health Care	1,305	1,335	AA	1,302	1,443	AA-
Education	1,077	1,105	AA	1,288	1,446	AA
Leasing [2]	877	897	AA-	1,028	1,133	A+
Sales Tax	793	795	AA-	862	966	AA
Power	706	722	A+	892	976	A+
Housing	177	171	AA	333	344	AA-
Other	737	733	A+	688	752	AA-
Total Revenue	9,007	9,113	AA-	9,425	10,390	AA-
Total Municipal	$11,932	$12,173	AA-	$13,001	$14,361	AA-

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

As of December 31, 2013, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds. As of December 31, 2012, the largest issuer concentrations were the states of California, Illinois and Massachusetts, which each comprised less than 4% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds.

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

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Hedge funds	$1,341	44.1%	$1,309	43.4%
Mortgage and real estate funds	534	17.6%	501	16.6%
Mezzanine debt funds	82	2.7%	108	3.6%
Private equity and other funds	1,083	35.6%	1,097	36.4%
Total	$3,040	100%	$3,015	100%
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $1.1 billion as of December 31, 2013, which have increased $15, or 1%, from December 31, 2012 due to an increase in interest rates, partially offset by tighter credit spreads.
As of December 31, 2013, $826 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $251 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $2 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily foreign government securities, floating rate corporate financial securities, and securities with exposure to commercial real estate that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. Unrealized losses on foreign government securities are primarily due to depreciation of the Japanese yen in relation to the U.S. dollar. Corporate financial securities are primarily depressed because the securities have floating-rate coupons and/or long-dated maturities. Unrealized losses on securities with exposure to commercial and residential real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based on the Company’s cash flow modeling and current market and collateral performance assumptions, these securities have sufficient credit protection levels to receive contractually obligated principal and interest payments.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as real estate related market spreads continue to improve. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.

The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position.

	December 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,184	$10,056	$9,939	$(117)	771	$3,964	$3,893	$(71)
Greater than three to six months	349	1,200	1,167	(33)	306	764	730	(34)
Greater than six to nine months	956	6,362	5,988	(374)	183	157	142	(15)
Greater than nine to eleven months	148	413	374	(39)	64	96	90	(6)
Twelve months or more	578	5,625	5,109	(514)	687	7,850	6,894	(936)
Total	3,215	$23,656	$22,577	$(1,077)	2,011	$12,831	$11,749	$(1,062)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	63	$213	$162	$(51)	68	$54	$36	$(18)
Greater than three to six months	20	177	130	(47)	27	22	16	(6)
Greater than six to nine months	28	449	336	(113)	20	72	55	(17)
Greater than nine to eleven months	10	4	3	(1)	12	33	25	(8)
Twelve months or more	58	132	93	(39)	157	1,329	877	(452)
Total	179	$975	$724	$(251)	284	$1,510	$1,009	$(501)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	December 31, 2013				December 31, 2012
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	8	$1	$—	$(1)	20	$48	$22	$(26)
Greater than three to six months	4	2	1	(1)	4	1	—	(1)
Greater than six to nine months	3	1	—	(1)	4	2	—	(2)
Greater than nine to eleven months	—	—	—	—	7	1	—	(1)
Twelve months or more	18	2	—	(2)	27	147	57	(90)
Total	33	$6	$1	$(5)	62	$199	$79	$(120)

[1]	Unrealized losses exclude the fair value of bifurcate embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type excluding intent-to-sell impairment relating to the sales of Retirement Plans and Individual Life businesses.

	For the years ended December 31,
	2013	2012 [1]	2011
ABS	$9	$29	$27
CRE CDOs	2	10	41
CMBS
Bonds	17	24	16
IOs	4	3	5
Corporate	20	28	50
Equity	15	65	17
RMBS Non-agency	—	—	—
RMBS Alt-A	—	1	1
RMBS sub-prime	6	12	15
Other	—	—	2
Total	$73	$172	$174

[1]	Excludes $177 of intent-to-sell impairments related to the sales of the Retirement Plans and Individual Life businesses.
Year ended December 31, 2013
For the year ended December 31, 2013, impairments recognized in earnings were comprised of credit impairments of $32, securities that the Company intends to sell of $26 and impairments on equity securities of $15.
Credit impairments were primarily concentrated in corporate and fixed-rate CMBS bonds. The corporate bonds were impaired due to two issuers that have experienced financial difficulty and either defaulted or are expected to default on contractually obligated principal and interest payments. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. The Company calculated these impairments utilizing both a top down modeling approach and a security-specific collateral review. The top down modeling approach used discounted cash flow models that considered losses under current and expected future economic conditions. Assumptions used over the period included current macroeconomic factors, such as the unemployment rate, as well as sector specific factors such as property values, delinquency levels, servicer behavior, and severity rates. The macroeconomic assumptions considered by the Company did not materially change during 2013 and, as such, the credit impairments recognized for the year ended December 31, 2013 were primarily driven by actual or expected collateral deterioration, largely as a result of the Company’s security-specific collateral review.
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
Intent-to-sell impairments were primarily related to structured securities with exposure to commercial and residential real estate and corporate securities, as a result of the Company's desire to reduce exposure to certain higher risk securities that are currently trading at relatively attractive valuations. Impairments on equity securities were comprised of securities that have been in an unrealized loss position and the Company no longer believes the securities will recover within the foreseeable future.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $20 for the year ended December 31, 2013, predominantly concentrated in CMBS and corporate securities. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.

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
Year ended December 31, 2012
For the year ended December 31, 2012, impairments recognized in earnings were comprised of intent-to-sell impairments of $238, which included $177 related to the sale of the Retirement Plans and Individual Life businesses. Also included were impairments on equity securities of $63 largely comprised of downgraded preferred equity securities of financial institutions. The Company's credit impairments totaled $48, primarily concentrated in structured securities associated with residential and commercial real estate, as well as ABS small business.
Year ended December 31, 2011
For the year ended December 31, 2011, impairments recognized in earnings were comprised of credit impairments of $125, primarily concentrated on structured securities associated with commercial real estate, as well as direct private investments. Also included were impairments on debt securities for which the Company intended to sell of $32, mainly comprised of corporate bonds, certain ABS aircraft bonds and CMBS, as market pricing improved, as well as impairments on equity securities of $17 primarily related to preferred stock associated with direct private investments.
Valuation Allowances on Mortgage Loans
The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	For the years ended December 31,
	2013	2012	2011
Credit-related concerns	$(2)	$14	$27
Held for sale
Agricultural loans	—	—	(3)
B-note participations	—	—	—
Mezzanine loans	—	—	—
Total	$(2)	$14	$24
Year ended December 31, 2013
For the year ended December 31, 2013, the change in valuation allowances on mortgage loan additions of $(2) was largely driven by individual property performance. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance, as well as the necessity of risk reduction in the portfolio, rather than overall deteriorating market fundamentals.
Year ended December 31, 2012
For the year ended December 31, 2012, the change in valuation allowances on mortgage loan reversals of $14 was largely driven by recovery of the property collateralizing a B-Note. The valuation allowance was reversed due to an increase in the valuation of the underlying collateral as a result of improved occupancy rates and performance of the property.
Year ended December 31, 2011
For the years ended December 31, 2011, the change in valuation allowances on mortgage loan reversals of $24 was largely driven by the release of a reserve associated with the sale of a previously reserved for mezzanine loan. Excluded from the table above are valuation allowances associated with mortgage loans related to the divestiture of Federal Trust Corporation. For further information regarding the divestiture of Federal Trust Corporation, see Note 20 of Notes to the Consolidated Financial Statements.

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
Liquidity Requirements and Sources of Capital
The Hartford Financial Services Group, Inc.
The liquidity requirements of the holding company of The Hartford Financial Services Group, Inc. (“HFSG Holding Company”) have been and will continue to be met by HFSG Holding Company’s fixed maturities, short-term investments and cash, dividends from its subsidiaries, principally its insurance operations, as well as the issuance of common stock, debt or other capital securities and borrowings from its credit facilities, as needed.
As of December 31, 2013, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.9 billion. On February 22, 2013, following extraordinary dividend approval from the State of Connecticut Insurance Department, $1.2 billion was distributed to the HFSG Holding Company from its Connecticut domiciled life insurance subsidiaries. In addition, Champlain Life Reinsurance Company, the Company's Vermont life reinsurance captive, returned approximately $340 of capital to the HFSG Holding Company.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 Hartford Life Insurance Company ("HLIC"), an indirect wholly-owned subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company ("HLA"), a subsidiary of the Company, under the intercompany liquidity agreement. The Note bears interest at 0.92% and matures on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company ("HLAI"), an indirect wholly-owned subsidiary of the Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bears interest at 1.00% and matures on May 29, 2014. On February 28, 2014, the total outstanding balances on these notes were repaid in full.
HLAI cedes certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. This arrangement provides the Company with a vehicle to provide more efficient financing of the risk associated with this business with internal funds. The reinsurance arrangement between HLAI and WRR does not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. The effects of this intercompany arrangement are eliminated in consolidation.
Pursuant to an intercompany note agreement between WRR and HFSG Holding Company, WRR may borrow up to $1 billion from the HFSG Holding Company in order to maintain certain statutory capital levels required by its plan of operations and which can be used by WRR to settle outstanding intercompany payables with HLAI. WRR has borrowed $655 under the intercompany note agreement as of December 31, 2013. The effects of this intercompany arrangement are eliminated in consolidation. In the first half of 2014, the Company expects to dissolve WRR and recapture all reinsured risks to HLAI. The Company will take appropriate action to ensure that its life insurance subsidiaries are adequately capitalized. This transaction is subject to regulatory approvals.
On January 31, 2013, the Board of Directors authorized a capital management plan which provided for a $500 equity repurchase program to be completed by December 31, 2014 and for the reduction of approximately $1.0 billion of debt including repayment of $320 of 4.625% senior notes due in July 2013 and $200 of 4.75% senior notes due in March 2014. In June 2013, the Board of Directors approved a $750 increase in the Company's 2013-2014 equity repurchase program, bringing the total authorization to $1.25 billion. On July 15, 2013, the Company repaid the 4.625% senior notes upon maturity. In January 2014, the Board of Directors approved an increase in the Company's authorized equity repurchase program by an amount that, when combined with the amount remaining under the existing authorization, provides the Company with the ability to repurchase $2 billion, in equity during the period commencing on January 1, 2014 and ending on December 31, 2015.
Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $380 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $270.
Equity
During the year ended December 31, 2013, the Company repurchased 19.2 million common shares for $600, and 1.6 million warrants for $33 under the equity repurchase program. In addition, the Company repurchased 7.7 million common shares, for $262, from January 1, 2014 to February 25, 2014. For further information see Note 16 - Equity of Notes to Consolidated Financial Statements.

Debt
Senior Notes
On April 15, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. For further information regarding debt, see Note 13 - Debt of Notes to Consolidated Financial Statements.
Dividends
On February 27, 2014, The Hartford’s Board of Directors declared a quarterly dividend of $0.15 per common share payable on April 1, 2014 to common shareholders of record as of March 10, 2014. There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations".
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company made contributions to the U. S. qualified defined benefit pension plan of $100, $200 and $200 in 2013, 2012 and 2011, respectively. No contributions were made to the other postretirement plans in 2013, 2012 and 2011. The Company’s 2013, 2012 and 2011 required minimum funding contributions were immaterial. The Company does not have a 2014 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2014. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2014 to make this determination.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the Connecticut Insurance Commissioner. The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company.
The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2014 without prior approval from the applicable insurance commissioner. Before considering the transactions discussed below, the domestic life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $560 in 2014. In 2014, HFSG Holding Company anticipates receiving approximately $800 in dividends from its property-casualty insurance subsidiaries, net of dividends to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company and no ordinary dividends from the life insurance subsidiaries. During 2013, the Company initiated a plan to make HLA the single nationwide underwriting company for its Group Benefits business by capitalizing it to support the Group Benefits business and separating it from the legal entities supporting the Talcott Resolution operating segment. On January 30, 2014, the Company received approval from the State of Connecticut Insurance Department ("CTDOI") to dividend approximately $800 of cash and invested assets from HLAI and HLIC to HLA and then distribute those subsidiaries to Hartford Life Inc. leaving HLA and HLIC with no remaining ordinary dividend capacity for the twelve months following this transaction. Any additional dividends from HLA and HLIC in 2014 would be extraordinary in nature and require prior approval from the CTDOI. The Company believes this initiative will allow for greater operational efficiencies and financial transparency to Group Benefits' customers. In addition, HFSG Holding Company is expecting to receive a dividend from HLIKK in the second half of 2014.

On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. In 2013, HFSG Holding Company received $950 in dividends from its property-casualty insurance subsidiaries. The amounts received from its property-casualty insurance subsidiaries included $150 related to funding interest payments on an intercompany note between Hartford Holdings Inc. and Hartford Fire Insurance Company and $800 used in conjunction with other resources at the HFSG Holding Company.
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2013, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2013 there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. As of December 31, 2013 there were no borrowings outstanding under the Credit Facility. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is limited to 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of December 31, 2013, the Company was in compliance with all financial covenants under the Credit Facility.

HLIKK has four revolving credit facilities in support of operations. Two of the credit facilities have no amounts drawn as of December 31, 2013 with borrowing limits of approximately ¥5 billion, or $48 each, and individually have expiration dates of January 5, 2015 and September 30, 2014. In December 2013, HLIKK entered into two new revolving credit facility agreements with two Japanese banks in order to finance certain withholding taxes on mutual fund gains, that are subsequently credited when HLIKK files its’ income tax returns. At December 31, 2013, HLIKK had drawn the total borrowing limits of ¥5 billion, or $48, and ¥20 billion, or $190 on these credit facilities. The ¥5 billion credit facility accrues interest at a variable rate based on the one month Tokyo Interbank Offering Rate (TIBOR) plus 3 bps, which as of December 31, 2013 the interest rate was 15 bps, and the ¥20 billion credit facility accrues interest at a variable rate based on TIBOR plus 3 bps, or the actual cost of funding, which as of December 31, 2013 the interest rate was 20 bps. Both of the credit facilities expire on September 30, 2014.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2013 was $1.2 billion. Of this $1.2 billion the legal entities have posted collateral of $1.4 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $12 to be posted as collateral. Based on derivative market values as of December 31, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $33 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of December 31, 2013, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $536 and $(17), respectively.
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
As of December 31, 2013, Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$24,704
Short-term investments	984
Cash	189
Less: Derivative collateral	241
Total	$25,636

Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $49 billion  of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
As of December 31, 2013, Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$37,432
Short-term investments	2,211
Cash	1,237
Less: Derivative collateral	1,251
Less: Cash associated with Japan variable annuities	281
Total	$39,348
Capital resources available to fund liquidity, upon contractholder surrender, are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company. Obligations of Talcott Resolution will generally be funded by Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company, while obligations of the Company’s international annuity subsidiaries will generally be funded by Hartford Life Insurance KK. Contractholder obligations of the former Retirement Plans business were funded by Hartford Life Insurance Company and of the former Individual Life business were funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. See Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based business and enhance liquidity management. [The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014]. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2013, HLIC had no advances outstanding under the FHLBB facility.

As of
Contractholder Obligations	December 31, 2013
Total Life contractholder obligations	$219,402
Less: Separate account assets [1]	140,886
Less: International statutory separate accounts [1]	19,734
General account contractholder obligations	$58,782
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$24,625
U.S. Fixed MVA annuities and Other [3]	10,142
International Fixed MVA annuities [3]	1,514
Guaranteed investment contracts (“GIC”) [4]	31
Other [5]	22,470
General account contractholder obligations	$58,782

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above and the following:

•
The Company has unfunded commitments to purchase investments in limited partnerships, private placements and mortgage loans of approximately $703 as disclosed in Note 15 of Notes to Consolidated Financial Statements.

The following table identifies the Company’s aggregate contractual obligations as of December 31, 2013:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$22,257	$5,402	$5,359	$2,591	$8,905
Life, annuity and disability obligations [2]	320,661	30,529	45,442	34,993	209,697
Operating lease obligations [3]	231	59	91	53	28
Revolving Credit Facilities [4]	238	238	—	—	—
Long-term debt obligations [5]	12,639	577	1,445	1,634	8,983
Consumer notes [6]	90	16	53	21	—
Purchase obligations [7]	2,043	1,582	378	74	9
Other long-term liabilities reflected on the balance sheet [8]	289	208	81	—	—
Total	$358,448	$38,611	$52,849	$39,366	$227,622
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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2013, the total property and casualty reserves in the above table are gross of a reserve discount of $553.

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

[3]	Includes future minimum lease payments on operating lease agreements. See Note 15 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]
Represents revolving credit facility agreements in order to finance certain withholding taxes on mutual fund gains, that are subsequently refunded when HLIKK files its’ income tax returns. Both of the credit facilities expire on September 30, 2014. See Note 13 of Notes to Consolidated Financial Statements for additional discussion of revolving credit facilities.

[5]	Includes contractual principal and interest payments. See Note 13 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[6]
Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes. See Note 15 of Notes to Consolidated Financial Statements for additional discussion of consumer notes.

[7]
Includes $703 in commitments to purchase investments including approximately $531 of limited partnership, $7 of private placements and $165 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s consolidated balance sheet.

Also included in purchase obligations is $757 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, information technology, and transportation in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[8]
Includes cash collateral of $180 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year.

Also included in other long term liabilities is $48 of net unrecognized tax benefits.
Capitalization
The capital structure of The Hartford as of December 31, 2013 and 2012 consisted of debt and stockholders’ equity, summarized as follows:

	2013	2012	Change
Short-term debt (includes current maturities of long-term debt)	$200	$320	(38)%
Short-term due on revolving credit facility	238	—	NM
Long-term debt	6,106	6,806	(10)%
Total debt [1]	6,544	7,126	(8)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	18,984	19,604	(3)%
AOCI, net of tax	(79)	2,843	(103)%
Total stockholders’ equity	$18,905	$22,447	(16)%
Total capitalization including AOCI	$25,449	$29,573	(14)%
Debt to stockholders’ equity	35%	32%
Debt to capitalization	26%	24%

[1]	Total debt of the Company excludes $84 and $161 of consumer notes as of December 31, 2013 and December 31, 2012, respectively.
The Hartford’s total capitalization decreased $4.1 billion, or 14%, from December 31, 2013 to December 31, 2012 due to decreases in total debt and AOCI, net of tax, and decreases in stockholders' equity, excluding AOCI. The decrease in stockholders’ equity, excluding AOCI, was primarily due to the repurchase of outstanding warrants for $33, and common stocks for $600.
Total debt decreased due to the repayment of $320 of senior notes and repurchase of approximately $800 of senior debt, partially offset by a $300 senior note issuance and a $238 outstanding revolving credit facility balance.
AOCI, net of tax, decreased from December 31, 2012 to December 31, 2013 primarily due to reclassification of realized capital gains associated with the business dispositions to retained earnings within stockholders' equity excluding AOCI, and a decease in the value of fixed maturities AFS due to an increase in interest rates. The realized capital gains are offset within retained earnings by the reinsurance loss on the business dispositions.

For additional information on debt and the repurchase of warrants, see MD&A – Liquidity Requirements and Sources of Capital, and Note 13 - Debt of Notes to Consolidated Financial Statements. For additional information on the business dispositions and AOCI, net of tax, see Note 2 - Business Dispositions and Note 17 -Changes In and Reclassifications From Accumulated Other Comprehensive Income of Notes to Consolidated Financial Statements, respectively.
Cash Flow

	2013	2012	2011
Net cash provided by operating activities	$1,237	$2,681	$2,274
Net provided by (cash used) for investing activities	$3,745	$(2,557)	$(1,182)
Net cash used for financing activities	$(5,820)	$(228)	$(609)
Cash — end of year	$1,428	$2,421	$2,581
Year ended December 31, 2013 compared to the year ended December 31, 2012
Cash provided by operating activities decreased primarily due to realized capital losses of $1.5 billion in 2013, compared to an increase in income taxes received of $486 in 2012.
Cash used for investing activities in 2013 primarily relates to net proceeds of available-for-sale securities of $4.9 billion and proceeds from business sold of $815 offset by net payments on derivatives of $2.2 billion. Cash used for investing activities in 2012 primarily relates to net payments on derivatives of $2.7 billion, purchases of mortgage loans of $968 and net payments for the purchases of partnerships of $695, partially offset by net proceeds of available-for-sale securities of $1.7 billion and net receipts of fixed maturities, fair value option of $101.
Cash used for financing activities in 2013 primarily consists of net outflows on investment and universal life-type contracts of $2.1 billion, decrease in securities loaned or sold under agreements to repurchase of $1.9 billion, repayment of long term debt of $ 1.3 billion and treasury stock acquired of $600. Cash used for financing activities in 2012 primarily consists of net outflows on investment and universal life-type contracts of $1.4 billion, repurchase of warrants of $300, as well as share repurchases and dividends paid on common and preferred stock. These were partially offset by net increases in securities loaned or sold of $1.9 billion.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 25, 2014:

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies as of December 31, 2013 and 2012:

	2013	2012
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$6,639	$6,410
Property and casualty insurance subsidiaries	8,022	7,645
Total	$14,661	$14,055
Statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $229, primarily due to net income from non-variable annuity business of $2 billion including statutory gains from the sales of the Retirement Plans and Individual Life businesses, change in affiliated subsidiaries carrying values of $361, change in other invested assets carrying values of $250, net deferred gain on inforce reinsurance of $77, partially offset by decreases in other surplus changes of $30, letter of credit decreases of $269, deferred income tax of $311, variable annuity surplus impacts of approximately $349, and net returns of capital of $1.5 billion.
Statutory capital and surplus for the property and casualty insurance subsidiaries increased by $377, primarily due to statutory net income, after tax, of $1,067, unrealized gains of $100, and an decrease in statutory admitted deferred tax assets of $63, capital contributions of $73, partially offset by dividends to the HFSG Holding Company of $800. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion and $1.1 billion as of December 31, 2013 and 2012, respectively.

Statutory Capital
The Company’s stockholders’ equity, as prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) was $18.9 billion as of December 31, 2013. The Company’s estimated aggregate statutory capital and surplus, as prepared in accordance with the National Association of Insurance Commissioners’ Accounting Practices and Procedures Manual (“U.S. STAT”) was $14.7 billion as of December 31, 2013. Significant differences between U.S. GAAP stockholders’ equity and aggregate statutory capital and surplus prepared in accordance with U.S. STAT include the following:

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
Risk-Based Capital
The Hartford's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus, referred to collectively as capital, appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). All of The Hartford's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, The Hartford's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of Company Action Level as of December 31, 2013 and 2012. The RBC ratios for The Hartford's principal life insurance operating subsidiaries were all in excess of 425% of Company Action Level as of December 31, 2013 and 2012. In addition, White River Life Reinsurance Company, comprising approximately 15% of the capital of the Company's U.S. life insurance subsidiaries, has an RBC ratio that exceeds the minimum level required by applicable insurance regulations. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which The Hartford operates generally establish minimum solvency requirements for insurance companies. All of The Hartford's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities. The solvency margin ratio for The Hartford's insurance subsidiary in Japan as of its last fiscal year end, March 31, 2013, was in excess of three times the amount of capital that would require corrective action.

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
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and “Asbestos and Environmental Claims,” in Note 13 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.
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
Legislative Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)
The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry. Implementation of the Dodd-Frank Act is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations. The Dodd-Frank Act requires central clearing of, and imposes new margin requirements on, certain derivatives transactions, which increases the costs of our hedging program. Other provisions in the Dodd-Frank Act that may impact us include: the new “Federal Insurance Office” within Treasury; the possible adverse impact on the pricing and liquidity of the securities in which we invest resulting from the proprietary trading and market making limitation of the Volcker Rule; the possible adverse impact on the market for insurance-linked securities, including catastrophe bonds, resulting from the limitations of banking entity involvement in and ownership of certain asset-backed securities transactions; and enhancements to corporate governance, especially regarding risk management.
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, The Hartford is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If we were to be designated as a systemically important institution, we could be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. In addition, we could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent.

Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
On March 23, 2010, the President signed the Affordable Care Act. Implementation of the Affordable Care Act will impact The Hartford in the same way it impacts other large employers. The Hartford’s core business does not involve the issuance of health insurance. We do not issue any products that insure customers under the Affordable Care Act’s individual mandate. It is too early to tell how the Affordable Care Act will impact The Hartford’s businesses as key aspects of the law are still not fully implemented. For example, private exchanges may provide The Hartford additional opportunities to market our group benefit products and services. Similarly, access to medical care and medical costs are a substantial component of both disability and workers compensation products offered by The Hartford. We are currently analyzing how the Affordable Care Act may impact consumer, broker and medical provider behavior.
Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”)
On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. The Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA, as private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. TRIPRA is due to expire at the end of 2014 unless Congress takes legislative action to reauthorize it. If Congress fails to act, the Company may be required to take actions to reduce its exposure to terrorism risks, which could negatively impact its business. Even if Congress extends TRIPRA beyond 2014, it could make changes that would negatively impact the Company. For example, past reauthorizations of TRIA have narrowed the insurance lines that are covered under the program. For additional information on TRIPRA see “Terrorism” under the Insurance Risk Management section of the MD&A.
Budget of the United States Government
The Obama Administration has not yet released its proposed federal budget for fiscal year ("FY") 2015. Last year's proposal, entitled “FY 2014, Budget of the United States Government” (the “Budget”) included proposals that if enacted, would have affected the taxation of life insurance companies and certain life insurance products. In particular, the proposals would have changed the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. The proposal was not enacted. If this proposal is included in the proposed federal budget for FY 2015 and subsequently enacted, the Company's actual tax expense could increase, reducing earnings.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 13 of Notes to Consolidated Financial Statements.
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
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2013.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2013 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2013.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report, dated February 28, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 28, 2014

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2014 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions “Nominee for Directorships”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance” and “Board of Directors” and is incorporated herein by reference.
The Company has adopted a Code of Ethics and Business Conduct, which is applicable to all employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and Business Conduct is available on the investor relations section of the Company’s website at: http://ir.thehartford.com. Any waiver of, or material amendment to, the Code of Ethics and Business Conduct will be posted promptly to our web site in accordance with applicable NYSE and SEC rules.
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company:

		Position with The Hartford and Business Experience
Name	Age	During the Past Five Years
Scott R. Lewis	51
Senior Vice President and Controller (May 2013-Present); Senior Vice President and Chief Financial Officer, Consumer Markets (2009-May 2013); Vice President, P&C Financial Reporting and Analysis (2003-2009)

Beth A. Bombara	46	Executive Vice President, President of Talcott Resolution (July 2012-Present); Senior Vice President and Controller (June 2007-July 2012); Vice President (2004-June 2007)
James E. Davey	49
Executive Vice President and President of The Hartford Mutual Funds (2010-Present); Executive Vice President, Retirement Division (2009-2010); Executive Vice President, Employer Markets Group (2008-2009); Senior Vice President, Retirement Plans (2006-2008)

Douglas Elliot	53
Executive Vice President and President of Commercial Markets (April 2011-Present); President and Chief Executive Officer, HSB Group (July 2007-March 2011); President and Chief Operating Officer, HSB Group (January 2007-June 2007); Senior Advisor, Aspen Insurance Holdings (2006); Chief Executive Officer of General Commercial and Personal Lines, St. Paul Travelers Companies (2004-2007)

Martha Gervasi	52
Executive Vice President, Human Resources (May 2012-present); Senior Vice President, Human Resources (November 2010-May 2012); General Manager Human Resources, SABIC Innovative Plastics & SABIC Americas (January 2010-October 2010); Global Human Resource Leader, SABIC Innovative Plastics (September 2007-January 2010)

Brion Johnson	54
Executive Vice President, Chief Investment Officer (May 2012-Present); Chief Financial Officer, Hartford Investment Management Company [1] (October 2011-May 2012); Managing Member, Shoreline Arts & Publishing, LLC (2009-2010); Executive Vice President, PPM America, Inc. (2001-2008)

Alan J. Kreczko	62	Executive Vice President and General Counsel (June 2007-Present); Senior Vice President and Deputy General Counsel (2002-June 2007)
André A. Napoli	49
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

Robert Rupp	61
Executive Vice President and Chief Risk Officer (October 2011-Present); Executive Vice President, Head of Enterprise-Wide Market Risk, BONY Mellon (September 2008-October 2011); Managing Director, Risk Management, JP Morgan Chase (2004-2008)

Christopher J. Swift	53
Executive Vice President and Chief Financial Officer (March 2010-Present); Vice Chairman and CFO, American Life Insurance Company (March 2009-March 2010); Vice President and CFO, AIG’s Global Life Insurance and Retirement Services Division (July 2005-March 2009)

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2013 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford Incentive Stock Plan (the “2000 Stock Plan”), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 19, 2010, the shareholders of the Company approved the 2010 Stock Plan, which superseded the 2005 Stock Plan. Pursuant to the provisions of the 2010 Stock Plan, no additional shares may be issued from the 2005 Stock Plan. To the extent that any awards under the 2005 Stock Plan are forfeited, terminated, expire unexercised or are settled in cash in lieu of stock, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2010 Stock Plan and such shares shall be added to the total number of shares available under the 2010 Stock Plan. See Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements for a description of the 2010 Stock Plan and the ESPP.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	4,533,869	$36.34	13,619,296 [1]
Equity compensation plans not approved by stockholders	—	—	—
Total	4,533,869	$36.34	13,619,296

[1]	Of these shares, 5,476,032 shares remain available for purchase under the ESPP.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 28, 2014

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2013	2012	2011
Revenues
Earned premiums	$13,226	$13,631	$14,088
Fee income	2,805	4,386	4,700
Net investment income:
Securities available-for-sale and other	3,362	4,227	4,263
Equity securities, trading	6,061	4,364	(1,345)
Total net investment income	9,423	8,591	2,918
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(93)	(389)	(263)
OTTI losses recognized in other comprehensive income (“OCI”)	20	40	89
Net OTTI losses recognized in earnings	(73)	(349)	(174)
Net realized capital gains on business dispositions	1,575	—	—
Net realized capital gains (losses), excluding net OTTI losses recognized in earnings	(995)	(395)	(52)
Total net realized capital gains (losses)	507	(744)	(226)
Other revenues	275	258	253
Total revenues	26,236	26,122	21,733
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	10,948	13,248	14,627
Benefits, losses and loss adjustment expenses — returns credited on international variable annuities	6,060	4,363	(1,345)
Amortization of deferred policy acquisition costs and present value of future profits	2,701	1,988	2,444
Insurance operating costs and other expenses	4,280	5,204	5,269
Loss on extinguishment of debt	213	910	—
Reinsurance loss on disposition, including reduction in goodwill of $156 and $342, respectively	1,574	533	—
Interest expense	397	457	508
Goodwill impairment	—	—	30
Total benefits, losses and expenses	26,173	26,703	21,533
Income (loss) from continuing operations before income taxes	63	(581)	200
Income tax expense (benefit)	(247)	(481)	(373)
Income (loss) from continuing operations, net of tax	310	(100)	573
Income (loss) from discontinued operations, net of tax	(134)	62	139
Net income (loss)	$176	$(38)	$712
Preferred stock dividends	10	42	42
Net income (loss) available to common shareholders	166	(80)	670
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.67	$(0.32)	$1.19
Diluted	$0.62	$(0.32)	$1.11
Net income (loss) available to common shareholders per common share
Basic	$0.37	$(0.18)	$1.51
Diluted	$0.34	$(0.18)	$1.40
Cash dividends declared per common share	$0.50	$0.40	$0.40

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2013	2012	2011
Comprehensive Income
Net income (loss)	$176	$(38)	$712
Other comprehensive income (loss)
Change in net unrealized gain/loss on securities	(2,431)	1,907	2,067
Change in OTTI losses recognized in other comprehensive income	35	52	9
Change in net gain/loss on cash-flow hedging instruments	(320)	(88)	131
Change in foreign currency translation adjustments	(315)	(168)	107
Change in pension and other postretirement plan adjustments	109	(111)	(73)
Total other comprehensive income (loss)	(2,922)	1,592	2,241
Total comprehensive income (loss)	$(2,746)	$1,554	$2,953
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2013	2012
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $60,641 and $79,747) (includes variable interest entity assets, at fair value, of $31 and $89)	$62,357	$85,922
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets, at fair value, of $161 and $163)	844	1,087
Equity securities, trading, at fair value (cost of $14,504 and $26,820)	19,745	28,933
Equity securities, available-for-sale, at fair value (cost of $850 and $866)	868	890
Mortgage loans (net of allowances for loan losses of $67 and $68)	5,598	6,711
Policy loans, at outstanding balance	1,420	1,997
Limited partnerships and other alternative investments (includes variable interest entity assets of $4 and $6)	3,040	3,015
Other investments	521	1,114
Short-term investments (includes variable interest entity assets, at fair value, of $3 as of December 31, 2013)	4,008	4,581
Total investments	98,401	134,250
Cash	1,428	2,421
Premiums receivable and agents’ balances, net	3,465	3,542
Reinsurance recoverables, net	23,330	4,666
Deferred policy acquisition costs and present value of future profits	2,161	5,725
Deferred income taxes, net	3,840	1,942
Goodwill	498	654
Property and equipment, net	877	977
Other assets	2,998	2,767
Separate account assets	140,886	141,569
Total assets	$277,884	$298,513
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,373	$40,992
Other policyholder funds and benefits payable	39,029	41,979
Other policyholder funds and benefits payable — international variable annuities	19,734	28,922
Unearned premiums	5,225	5,145
Short-term debt	438	320
Long-term debt	6,106	6,806
Consumer notes	84	161
Other liabilities (includes variable interest entity liabilities of $33 and $89)	6,104	10,172
Separate account liabilities	140,886	141,569
Total liabilities	258,979	276,066
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value — 50,000,000 shares authorized, 575,000 shares issued as of December 31, 2012, liquidation preference $1,000 per share	—	556
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 469,744,822 shares issued	5	5
Additional paid-in capital	9,894	10,038
Retained earnings	10,683	10,745
Treasury stock, at cost — 37,632,782 and 33,439,044 shares	(1,598)	(1,740)
Accumulated other comprehensive income (loss), net of tax	(79)	2,843
Total stockholders’ equity	18,905	22,447
Total liabilities and stockholders’ equity	$277,884	$298,513
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(In millions, except for share data)	2013	2012	2011
Preferred Stock
Balance, beginning of period	$556	$556	$556
Conversion of shares to common stock	(556)	—	—
Balance, end of period	—	556	556
Common Stock	5	5	5
Additional Paid-in Capital, beginning of period	10,038	10,391	10,448
Repurchase of warrants	(33)	(300)	—
Issuance of shares under incentive and stock compensation plans	(36)	(52)	(50)
Tax benefits (expense) on employee stock options and awards	3	(1)	(7)
Conversion of mandatory convertible preferred stock	556	—	—
Issuance of shares for warrant exercise	(634)	—	—
Additional Paid-in Capital, end of period	9,894	10,038	10,391
Retained Earnings, beginning of period	10,745	11,001	10,509
Net income (loss)	176	(38)	712
Dividends on preferred stock	(10)	(42)	(42)
Dividends declared on common stock	(228)	(176)	(178)
Retained Earnings, end of period	10,683	10,745	11,001
Treasury Stock, at cost, beginning of period	(1,740)	(1,718)	(1,774)
Treasury stock acquired	(600)	(149)	(51)
Issuance of shares under incentive and stock compensation plans from treasury stock	125	134	115
Return of shares under incentive and stock compensation plans to treasury stock	(17)	(7)	(8)
Issuance of shares for warrant exercise	634	—	—
Treasury Stock, at cost, end of period	(1,598)	(1,740)	(1,718)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	2,843	1,251	(990)
Total other comprehensive income (loss)	(2,922)	1,592	2,241
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	(79)	2,843	1,251
Total Stockholders’ Equity	$18,905	$22,447	$21,486
Preferred Shares Outstanding (in thousands)	—	575	575
Common Shares Outstanding, beginning of period (in thousands)	436,306	442,539	444,549
Treasury stock acquired	(19,235)	(8,045)	(3,225)
Issuance of shares under incentive and stock compensation plans	2,136	2,156	1,476
Return of shares under incentive and stock compensation plans and other to treasury stock	(592)	(344)	(261)
Conversion of mandatory convertible preferred shares	21,178	—	—
Issuance of shares for warrant exercise	13,497	—	—
Common Shares Outstanding, end of period	453,290	436,306	442,539
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2013	2012	2011
Operating Activities
Net income (loss)	176	$(38)	$712
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	2,701	1,988	2,444
Additions to deferred policy acquisition costs and present value of future profits	(1,330)	(1,639)	(1,696)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	(308)	(226)	1,451
Change in reinsurance recoverables	(561)	(351)	(31)
Change in receivables and other assets	(409)	(257)	(211)
Change in payables and accruals	497	874	(491)
Change in accrued and deferred income taxes	(745)	(386)	(82)
Net realized capital (gains) losses	(828)	711	24
Net disbursements from investment contracts related to policyholder funds — international variable annuities	(9,189)	(1,539)	(2,332)
Net decrease in equity securities, trading	9,188	1,566	2,321
Depreciation and amortization	189	467	668
Goodwill impairment	—	—	30
Loss on extinguishment of debt	213	910	—
Reinsurance loss on disposition	1,574	533	—
Other operating activities, net	69	68	(533)
Net cash provided by operating activities	1,237	2,681	2,274
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	40,266	42,716	38,260
Fixed maturities, fair value option	322	283	37
Equity securities, available-for-sale	274	295	239
Mortgage loans	468	515	515
Partnerships	368	208	237
Payments for the purchase of:
Fixed maturities, available-for-sale	(35,446)	(42,578)	(37,627)
Fixed maturities, fair value option	(150)	(182)	(664)
Equity securities, available-for-sale	(212)	(144)	(270)
Mortgage loans	(718)	(1,483)	(1,800)
Partnerships	(353)	(903)	(784)
Proceeds from business sold	815	58	278
Derivatives, net	(2,208)	(2,665)	720
Change in policy loans, net	(5)	4	180
Change in short-term investments, net	318	1,400	(346)
Other investing activities, net	6	(81)	(157)
Net cash provided by (used for) investing activities	3,745	(2,557)	(1,182)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,942	10,951	11,531
Withdrawals and other deductions from investment and universal life-type contracts	(25,034)	(25,543)	(21,022)
Net transfers from separate accounts related to investment and universal life-type contracts	16,978	13,196	9,843
Repayments at maturity or settlement of consumer notes	(77)	(153)	(68)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	(1,988)	1,988	—
Repurchase of Warrants	(33)	(300)	—
Repayment of long-term and short-term debt	(1,338)	(2,133)	(405)
Proceeds from the issuance of long-term and short-term debt	533	2,123	—
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	20	14	10
Treasury stock acquired	(600)	(154)	(46)
Dividends paid on preferred stock	(21)	(42)	(42)
Dividends paid on common stock	(202)	(175)	(153)
Changes in bank deposits and payments on bank advances	—	—	(257)
Net cash used for financing activities	(5,820)	(228)	(609)
Foreign exchange rate effect on cash	(155)	(56)	36
Net increase (decrease) in cash	(993)	(160)	519
Cash — beginning of period	2,421	2,581	2,062
Cash — end of period	$1,428	$2,421	$2,581
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$69	$(486)	$179
Interest paid	$402	$461	$501
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	$—	$67	$—
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
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. For further discussion of these and other transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
On December 12, 2013, the Company completed the sale of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. For further discussion of this transaction, see Note 2 - Business Dispositions and Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. For further discussions on VIEs see Note 6 of the Notes to Consolidated Financial Statements. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
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
The Company is presenting as discontinued operations certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. See Note 20 of the Notes to Consolidated Financial Statements for information on the specific subsidiaries and related impacts.
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
The most significant estimates include those used in determining property and casualty insurance product reserves, net of reinsurance; estimated gross profits used in the valuation and amortization of assets and liabilities associated with variable annuity and other universal life-type contracts; evaluation of other-than-temporary impairments on available-for-sale securities and valuation allowances on investments; living benefits on annuity contracts required to be fair valued; goodwill impairment; valuation of investments and derivative instruments; pension and other postretirement benefit obligations (see Note 18); valuation allowance on deferred tax assets; and contingencies relating to corporate litigation and regulatory matters (see Note 13). The related accounting policies are summarized in the Significant Accounting Policies section of this footnote unless indicated otherwise herein. Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Mutual Funds
The Company maintains a mutual fund operation whereby the Company provides investment management, administrative and distribution services to The Hartford-sponsored mutual funds (collectively, “mutual funds”). These mutual funds are registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940. The mutual funds are owned by the shareholders of those funds and not by the Company. As such, the mutual fund assets and liabilities and related investment returns are not reflected in the Company’s Consolidated Financial Statements since they are not assets, liabilities and operations of the Company.
Reclassifications
Certain reclassifications have been made to prior year financial information to conform to the current year presentation.
Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $125 and $117 as of December 31, 2013 and 2012, respectively.
Traditional life products premiums are recognized as revenue when due from policyholders. Group life, disability and accident premiums are generally both due from policyholders and recognized as revenue on a pro rata basis over the period of the contracts.
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

1. Basis of Presentation and Significant Accounting Policies (continued)

Dividends to Policyholders
Policyholder dividends are paid to certain property and casualty and life insurance policyholders. Policies that receive dividends are referred to as participating policies. Such dividends are accrued using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Net written premiums for participating property and casualty insurance policies represented 10%, 10% and 9% of total net written premiums for the years ended December 31, 2013, 2012 and 2011, respectively. Participating dividends to policyholders were $16, $14 and $18 for the years ended December 31, 2013, 2012 and 2011, respectively.
Total participating policies in-force represented 1% of the total life insurance policies in-force as of December 31, 2013, 2012 and 2011. Dividends to policyholders were $18, $20 and $17 for the years ended December 31, 2013, 2012 and 2011, respectively. There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholder’s, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholder’s equity by a charge to operations and a credit to a liability.
Fair Value
The following financial instruments are carried at fair value in the Company’s Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”); fixed maturities at fair value using fair value option (“FVO”); equity securities, trading; short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investments; separate account assets and certain other liabilities. For further discussion of fair value, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”), after adjustments for the effect of deducting the life and pension policyholders’ share of the immediate participation guaranteed contracts and certain life and annuity deferred policy acquisition costs and reserve adjustments. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in realized capital gains and losses on the Company's Consolidated Statements of Operations. The equity investments associated with the variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in net investment income. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value primarily accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. In addition, for investments in a wholly-owned fund of funds, the Company recognizes changes in the fair value of the underlying funds in net investment income, which is consistent with accounting requirements for investment companies. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2013, 2012, and 2011 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. Other investments primarily consist of derivatives instruments which are carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems bonds and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment (“impairment”), which is recorded in net realized capital losses, and the remaining impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

For mortgage loans that are deemed impaired, a valuation allowance is established for the difference between the carrying amount and the Company’s share of either (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (b) the loan’s observable market price or, most frequently, (c) the fair value of the collateral. A valuation allowance has been established for either individual loans or as a projected loss contingency for loans with an LTV ratio of 90% or greater and consideration of other credit quality factors, including DSCR. Changes in valuation allowances are recorded in net realized capital gains and losses. Interest income on impaired loans is accrued to the extent it is deemed collectible and the loans continue to perform under the original or restructured terms. Interest income ceases to accrue for loans when it is probable that the Company will not receive interest and principal payments according to the contractual terms of the loan agreement. Loans may resume accrual status when it is determined that sufficient collateral exists to satisfy the full amount of the loan and interest payments, as well as when it is probable cash will be received in the foreseeable future. Interest income on defaulted loans is recognized when received.
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis, as well as changes in value associated with fixed maturities for which the fair value option was elected. Net realized capital gains and losses also result from fair value changes in derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of derivatives in certain fair-value hedge relationships and their associated hedged asset. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies previously discussed above. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, available-for-sale, dividends will be recognized as investment income on the ex-divided date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, the Company also uses investment fund accounting applied to a wholly-owned fund of funds. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2013, 2012 and 2011.
Net investment income on equity securities, trading, includes dividend income and the changes in market value of the securities associated with the variable annuity products previously sold in Japan. The returns on these policyholder-directed investments inure to the benefit of the variable annuity policyholders but the underlying funds do not meet the criteria for separate account reporting. Accordingly, these assets are reflected in the Company’s general account and the returns credited to the policyholders are reflected in interest credited, a component of benefits, losses and loss adjustment expenses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivatives, including transactions cleared through a central clearing house ("OTC-cleared"), and exchange-traded derivative instruments as part of its overall risk management strategy. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into replication transactions.
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
Accounting and Financial Statement Presentation of Derivative Instruments and Hedging Activities
Derivative instruments are recognized on the Consolidated Balance Sheets at fair value and are reported in Other Investments and Other Liabilities. For balance sheet presentation purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty or under a master netting agreement, which provides the Company with the legal right of offset.
During 2013, the Company began clearing interest rate swap and certain credit default swap derivative transactions through central clearing houses. OTC-cleared derivatives require initial collateral at the inception of the trade in the form of cash or highly liquid collateral, such as U.S. Treasuries and government agency investments. Central clearing houses also require additional cash collateral as variation margin based on daily market value movements. For information on collateral, see the derivative collateral arrangements section in Note 6 - Investments and Derivative Instruments. In addition, OTC-cleared transactions include price alignment interest either received or paid on the variation margin, which is reflected in net investment income. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements.
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

1. Basis of Presentation and Significant Accounting Policies (continued)

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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in fair value or cash flow of the hedged item. At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets or liabilities on the balance sheet or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. The Company also formally assesses both at the hedge’s inception and ongoing on a quarterly basis, whether the derivatives that are used in hedging transactions have been and are expected to continue to be highly effective in offsetting changes in fair values or cash flows of hedged items. Hedge effectiveness is assessed primarily using quantitative methods as well as using qualitative methods. Quantitative methods include regression or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. Qualitative methods may include comparison of critical terms of the derivative to the hedged item. Hedge ineffectiveness of the hedge relationships are measured each reporting period using the “Change in Variable Cash Flows Method”, the “Change in Fair Value Method”, the “Hypothetical Derivative Method”, or the “Dollar Offset Method”.
Discontinuance of Hedge Accounting
The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is de-designated as a hedging instrument; or (3) the derivative expires or is sold, terminated or exercised.
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. Changes in the fair value of the hedged item attributable to the hedged risk is no longer adjusted through current period earnings and the existing basis adjustment is amortized to earnings over the remaining life of the hedge item through the applicable earnings component associated with the hedged item.
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

1. Basis of Presentation and Significant Accounting Policies (continued)

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
Credit Risk
Credit risk is defined as the risk of financial loss due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with agreed upon terms. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company generally requires that OTC derivative contracts, other than certain forward contracts, be governed by International Swaps and Derivatives Association ("ISDA") agreements which are structured by legal entity and by counterparty, and permit right of offset. These agreements require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company also minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. OTC-cleared derivatives are governed by clearing house rules. Transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and act as an independent valuation source. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations.
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
The Company also is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in January 2013. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 7 - Reinsurance of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Deferred Policy Acquisition Costs and Present Value of Future Profits
Deferred policy acquisition costs ("DAC") represent costs that are directly related to the acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees. Such costs primarily include commissions, premium taxes, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully issued contracts.
For property and casualty insurance products and group life, disability and accident contracts, costs are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Anticipated investment income is considered in the determination of the recoverability of DAC. For the years ended December 31, 2013, 2012 and 2011, no amount of DAC was charged to expense based on the determination of recoverability.
For life insurance products, the DAC asset, which includes the present value of future profits, related to most universal life-type contracts (including variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets, such as, sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life-type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum income and universal life secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Goodwill
Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. During the fourth quarter of 2011, the Company changed the date of its annual impairment test for all reporting units to October 31st. As a result, all reporting units performed an impairment test on October 31, 2011 in addition to the annual impairment tests performed on January 1st or October 1st, 2011, as applicable. The change was made to be consistent across all reporting units and to more closely align the impairment testing date with the long-range planning and forecasting process. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in any delay, acceleration or avoidance of impairment. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each October 31 for periods prior to October 31, 2011, without applying information that has been learned since those periods, the Company has prospectively applied the change in the annual goodwill impairment testing date from October 31, 2011.
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
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections and assets under management for certain reporting units and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Hartford Life, Inc. in 2000 and was allocated to each of Hartford Life’s reporting units based on the reporting unit’s fair value of in-force business at the buy-back date. Although this goodwill was allocated to each reporting unit, it is held in Corporate for segment reporting.
Property and Equipment
Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $2.2 billion and $2.0 billion as of December 31, 2013 and 2012, respectively. Depreciation expense was $174, $183, and $216 for the years ended December 31, 2013, 2012 and 2011, respectively.
Separate Accounts, Death Benefits and Other Insurance Benefit Features
The Company records the variable account value portion of variable annuity and variable life insurance products and institutional and governmental investment contracts within separate accounts. Separate account assets are reported at fair value and separate account liabilities are reported at amounts consistent with separate account assets. Investment income and gains and losses from those separate account assets accrue directly to the policyholder, who assumes the related investment risk, and are offset by the related liability changes reported in the same line item in the Consolidated Statements of Operations. The Company earns fees for investment management, certain administrative expenses, and mortality and expense risks assumed which are reported in fee income.
Certain contracts classified as universal life-type include death and other insurance benefit features including GMDB and GMIB, offered with variable annuity contracts. GMDBs and GMIBs have been written in various forms. These death and other insurance benefit features require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected fees. The liability is accrued as actual fees are earned. The expected present value of benefits and fees are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the Unlock, see the Deferred Policy Acquisition Costs and Present Value of Future Benefits accounting policy section within this footnote.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

The Company reinsures a portion of its in-force GMDB and all of its UL secondary guarantees. The death and other insurance benefit reserves, net of reinsurance, are established by estimating the expected value of net reinsurance costs and death and other insurance benefits in excess of the projected account balance. The additional death and other insurance benefits and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments.
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
Most of the Company’s property and casualty insurance products reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. Structured settlements are agreements that provide fixed periodic payments to claimants and include annuities purchased to fund unpaid losses for permanently disabled claimants and, prior to 2008, agreements that funded loss run-offs for unrelated parties. Most of the annuities have been issued by the Company and these structured settlements are recorded at present value as annuity obligations, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. If not funded through an annuity, reserves for certain indemnity payments due to permanently disabled claimants under workers’ compensation policies are recorded as property and casualty insurance products reserves and were discounted to present value at an average interest rate of 3.5% in 2013 and 4.0% in 2012.
Life Insurance Products
Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid losses and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claim is based exclusively on the Company’s experience, incorporating factors such as gender, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations.
Liabilities for the Company’s group life and disability contracts, as well as its individual term life insurance policies, include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims, as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. Group life and disability contracts with long tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. These reserves were discounted to present value using a weighted average interest rate of 4.71% in 2013 and 4.86% in 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Basis of Presentation and Significant Accounting Policies (continued)

Other Policyholder Funds and Benefits Payable
Other policyholder funds and benefits payable consist of non-variable account values associated with universal life-type contracts and investment contracts.
Universal life-type contracts consist of fixed and variable annuities and universal life insurance. The liability for universal life-type contracts is equal to the balance that accrues to the benefit of the policyholders as of the financial statement date, including credited interest, amounts that have been assessed to compensate the Company for services to be performed over future periods, and any amounts previously assessed against policyholders that are refundable on termination of the contract.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited, a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $102 upon disposition in the year ended December 31, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements. The Company's U.K. variable annuities business is included in the Talcott Resolution reporting segment.
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $24 for the year ended December 31, 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized $634 in reinsurance loss on disposition offset by $634 in net realized capital gains for a $0 impact on income, pre-tax.
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
The Retirement Plans business is included in the Talcott Resolution reporting segment. Retirement Plans total revenues were $706 and $766 and net income (loss) was ($39) and $3, for the years ended December 31, 2012 and 2011, respectively.
Sale of Individual Life
On January 2, 2013 the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. The Company recognized a reinsurance loss on business disposition of $533, pre-tax, which included a goodwill impairment charge of $342 and a loss accrual for premium deficiency of $191 for year ended December 31, 2012. The loss accrual of $191is included in other liabilities as of December 31, 2012. For additional information, Note 9 - Goodwill. Upon closing the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax.
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
The Individual Life business is included in the Talcott Resolution reporting segment. Individual Life total revenues were $1,381 and $1,385, respectively and net income (loss) was $(172) and $114, for the years ended December 31, 2012 and 2011, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions (continued)

As of December 31, 2012
Carrying Value
Total fixed maturities, AFS at fair value (amortized cost of $13,916) [1]	15,349
Equity securities, AFS, at fair value (cost of $35) [2]	37
Fixed maturities, at fair value using the FVO [3]	16
Mortgage loans (net of allowances for loan losses of $1)	1,364
Policy loans, at outstanding balance	582
Total invested assets transferred	$17,348
[1] Includes $14.7 billion and $670 of securities in level 2 and 3 of the fair value hierarchy, respectively.
[2] All equity securities transferred are included in level 2 of the fair value hierarchy.
[3] All FVO securities transferred are included in level 3 of the fair value hierarchy.

Sale of Catalyst 360
On December 31, 2013, the Company completed the sale of its member contact center for health insurance products offered through the AARP Health Program ("Catalyst 360") to Optum, Inc., a division of UnitedHealth Group. The impact of this transaction was not material to the Company's results of operations, financial position or liquidity. The Company will provide limited transition services for 18-24 months. Catalyst 360 is included in the Consumer Markets reporting segment.
Purchase Agreement with Forethought Financial Group, Inc.
On December 31, 2012, the Company completed the sale of its U.S. individual annuity new business capabilities to Forethought Financial Group. Effective May 1, 2012, all new U.S. annuity policies sold by the Company were reinsured to Forethought Life Insurance Company. The Company ceased the sale of such annuity policies and the reinsurance agreement terminated as to new business in the second quarter of 2013. The reinsurance agreement has no impact on in-force policies issued on or before April 27, 2012 and the impact of this transaction was not material to the Company's results of operations, financial position or liquidity. The Individual Annuity business is included in the Talcott Resolution reporting segment.
Sale of Woodbury Financial Services, Inc.
On November 30, 2012, the Company completed the sale of Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS"), an indirect wholly-owned subsidiary, to AIG Advisor Group, Inc, a subsidiary of American International Group, Inc. The impact of the disposition of this business was not material to the Company's results of operations, financial position or liquidity. The WFS broker-dealer business is included in the Corporate reporting category.
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
See Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements for the sale of subsidiaries that are being reported as discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Earnings (Loss) per Share
The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share.

	For the years ended December 31,
(In millions, except for per share data)	2013	2012	2011
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$310	$(100)	$573
Less: Preferred stock dividends	10	42	42
Income (loss) from continuing operations, net of tax, available to common shareholders	300	(142)	531
Income (loss) from discontinued operations, net of tax	(134)	62	139
Net income (loss)
Net income (loss)	176	(38)	712
Less: Preferred stock dividends	10	42	42
Net income (loss) available to common shareholders	$166	$(80)	$670
Shares
Weighted average common shares outstanding, basic	447.7	437.7	445.0
Dilutive effect of warrants	32.2	—	31.9
Dilutive effect of stock compensation plans	4.5	—	1.1
Weighted average shares outstanding and dilutive potential common shares	484.4	437.7	478.0
Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.67	$(0.32)	$1.19
Income (loss) from discontinued operations, net of tax	(0.30)	0.14	0.32
Net income (loss) available to common shareholders	$0.37	$(0.18)	$1.51
Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$0.62	$(0.32)	$1.11
Income (loss) from discontinued operations, net of tax	(0.28)	0.14	0.29
Net income (loss) available to common shareholders	$0.34	$(0.18)	$1.40

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings (Loss) per Share (continued)

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of assumed exercise or issuance of warrants and stock-based awards under compensation plans, and assumed conversion of preferred shares to common using the treasury stock method.
Under the treasury stock method, for warrants and stock-based awards, shares are assumed to be issued and then reduced for the number of shares repurchaseable with theoretical proceeds at the average market price for the period. Contingently issuable shares are included for the number of shares issuable assuming the end of the reporting period was the end of the contingency period, if dilutive.
As a result of the losses available to common shareholders for the year ended December 31, 2012, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 26.0 million, stock compensation plans of 2.2 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 20.9 million, would have been antidilutive to the earnings (loss) per share calculations. Had there been income available to common shareholders in 2012, weighted average common shares outstanding and dilutive potential common shares would have totaled 486.8 million
Under the if-converted method for mandatory convertible preferred stock (see Note 16 - Equity) the conversion to common shares is assumed if the inclusion of these shares and the related dividend adjustment are dilutive to the earnings per share calculation. For the year ended December 31, 2011, 20.7 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 498.7 million, for the year ended December 31, 2011.
On March 30, 2012 the Company entered into an agreement with Allianz and repurchased the outstanding Series B and Series C warrants (see Note 16 - Equity). As a result, Allianz no longer holds potentially dilutive outstanding warrants.

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
Consumer Markets
Consumer Markets provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP. Consumer Markets previously operated a member contact center for health insurance products offered through the AARP Health program ("Catalyst 360"). For further information regarding the sale of Catalyst 360 in 2013, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
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
Mutual Funds
Mutual Funds offers mutual funds for retail and retirement accounts and provides investment-management and administrative services such as product design, implementation and oversight. This business also includes the runoff of the mutual funds supporting the Company's variable annuity products.
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's U.S. annuity, international (primarily in Japan) annuity, and institutional and private-placement life insurance businesses, as well as the Retirement Plans and Individual Life businesses that were sold in January 2013 and the Company's discontinued U.K. variable annuity business. For further information regarding the sale of these businesses, see Note 2 - Business Dispositions and Note 20 - Discontinued Operations of Notes to Consolidated Financial Statements.
Corporate
The Company includes in the Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities and purchase accounting adjustments related to goodwill and other charges not allocated to the segments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Revenues	2013	2012	2011
Earned premiums, fees, and other considerations
Property & Casualty Commercial
Workers’ compensation	$2,975	$2,987	$2,809
Property	521	505	528
Automobile	579	587	583
Package business	1,139	1,160	1,145
Liability	566	562	540
Fidelity and surety	201	205	215
Professional liability	222	253	307
Total Property & Casualty Commercial	6,203	6,259	6,127
Consumer Markets
Automobile	2,522	2,526	2,619
Homeowners	1,138	1,110	1,128
Total Consumer Markets [1]	3,660	3,636	3,747
Property & Casualty Other Operations	1	(2)	—
Group Benefits
Group disability	1,452	1,735	1,929
Group life	1,717	1,881	2,024
Other	161	194	194
Total Group Benefits	3,330	3,810	4,147
Mutual Funds
Retail	526	487	541
Annuity and other	152	112	108
Total Mutual Funds	678	599	649
Talcott Resolution	2,148	3,548	3,909
Corporate	11	167	209
Total earned premiums, fees, and other considerations	16,031	18,017	18,788
Net investment income (loss):
Securities available-for-sale and other	3,362	4,227	4,263
Equity securities, trading	6,061	4,364	(1,345)
Total net investment income	9,423	8,591	2,918
Net realized capital gains (losses)	507	(744)	(226)
Other revenues	275	258	253
Total revenues	$26,236	$26,122	$21,733
[1] For 2013, 2012 and 2011, AARP members accounted for earned premiums of $2.9 billion, $2.8 billion and $2.8 billion, respectively.

Geographical Revenue Information	For the years ended December 31,
Revenues	2013	2012	2011
United States of America	$20,688	$21,814	$21,561
Japan	5,548	4,363	135
Other	—	(55)	37
Total revenues	$26,236	$26,122	$21,733

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

	For the years ended December 31,
Net income (loss)	2013	2012	2011
Property & Casualty Commercial	$870	$547	$526
Consumer Markets	229	166	7
Property & Casualty Other Operations	(2)	57	(117)
Group Benefits	192	129	92
Mutual Funds	76	71	98
Talcott Resolution	(634)	1	540
Corporate	(555)	(1,009)	(434)
Net income (loss)	$176	$(38)	$712

	For the years ended December 31,
Amortization of deferred policy acquisition costs and present value of future profits	2013	2012	2011
Property & Casualty Commercial	$905	$927	$917
Consumer Markets	332	332	337
Group Benefits	33	33	35
Mutual Funds	39	35	47
Talcott Resolution	1,392	661	1,108
Total amortization of deferred policy acquisition costs and present value of future profits	$2,701	$1,988	$2,444

	For the years ended December 31,
Income tax expense (benefit)	2013	2012	2011
Property & Casualty Commercial	$320	$159	$37
Consumer Markets	100	65	(22)
Property & Casualty Other Operations	(20)	14	(74)
Group Benefits	63	31	1
Mutual Funds	42	38	54
Talcott Resolution	(500)	(271)	(168)
Corporate	(252)	(517)	(201)
Total income tax benefit	$(247)	$(481)	$(373)

	As of December 31,
Assets	2013	2012
Property & Casualty Commercial	$27,119	$25,595
Consumer Markets	5,873	6,024
Property & Casualty Other Operations	4,331	4,509
Group Benefits	8,882	9,545
Mutual Funds	307	325
Talcott Resolution	222,269	243,836
Corporate	9,103	8,679
Total assets	$277,884	$298,513

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are limited partnerships and other alternative assets measured at fair value where an investment can be redeemed, or substantially redeemed, at the NAV at the measurement date or in the near-term, not to exceed 90 days; as well as, derivative instruments.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the year ended December 31, 2013, transfers from Level 1 to Level 2 were $1.3 billion, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or are within illiquid markets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,365	$—	$2,218	$147
CDOs	2,387	—	1,723	664
CMBS	4,446	—	3,783	663
Corporate	28,490	—	27,216	1,274
Foreign government/government agencies	4,104	—	4,039	65
States, municipalities and political subdivisions (“Municipal”)	12,173	—	12,104	69
RMBS	4,647	—	3,375	1,272
U.S. Treasuries	3,745	1,311	2,434	—
Total fixed maturities	62,357	1,311	56,892	4,154
Fixed maturities, FVO	844	—	651	193
Equity securities, trading	19,745	12	19,733	—
Equity securities, AFS	868	454	337	77
Derivative assets
Credit derivatives	25	—	20	5
Equity derivatives	—	—	—	—
Foreign exchange derivatives	14	—	14	—
Interest rate derivatives	(21)	—	(63)	42
U.S. GMWB hedging instruments	26	—	(42)	68
U.S. macro hedge program	109	—	—	109
International program hedging instruments	272	—	241	31
Other derivative contracts	17	—	—	17
Total derivative assets [1]	442	—	170	272
Short-term investments	4,008	427	3,581	—
Limited partnerships and other alternative investments [2]	921	—	813	108
Reinsurance recoverable for U.S. GMWB	29	—	—	29
Modified coinsurance reinsurance contracts	67	—	67	—
Separate account assets [3]	138,495	99,930	37,828	737
Total assets accounted for at fair value on a recurring basis	$227,776	$102,134	$120,072	$5,570
Percentage of level to total	100%	45%	53%	2%
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(36)	$—	$—	$(36)
International guaranteed withdrawal benefits	3	—	—	3
International other guaranteed living benefits	3	—	—	3
Equity linked notes	(18)	—	—	(18)
Total other policyholder funds and benefits payable	(48)	—	—	(48)
Derivative liabilities
Credit derivatives	(12)	—	(9)	(3)
Equity derivatives	19	—	16	3
Foreign exchange derivatives	(388)	—	(388)	—
Interest rate derivatives	(582)	—	(558)	(24)
U.S. GMWB hedging instruments	15	—	(63)	78
U.S. macro hedge program	30	—	—	30
International program hedging instruments	(305)	—	(245)	(60)
Total derivative liabilities [4]	(1,223)	—	(1,247)	24
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,273)	$—	$(1,247)	$(26)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(1,249)	$—	$—	$(1,249)
International guaranteed withdrawal benefits	(50)	—	—	(50)
International other guaranteed living benefits	2	—	—	2
Equity linked notes	(7)	—	—	(7)
Total other policyholder funds and benefits payable	(1,304)	—	—	(1,304)
Derivative liabilities
Credit derivatives	(18)	—	(33)	15
Equity derivatives	25	—	—	25
Foreign exchange derivatives	(24)	—	(24)	—
Interest rate derivatives	(517)	—	(518)	1
U.S. GMWB hedging instruments	536	—	106	430
U.S Macro hedge program	100	—	—	100
International program hedging instruments	(279)	—	(217)	(62)
Total derivative liabilities [4]	(177)	—	(686)	509
Other liabilities	—	—	—	—
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,483)	$—	$(686)	$(797)

[1]
Includes OTC and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements, which may be imposed by agreements, clearinghouse rules, and applicable law. As of December 31, 2013 and 2012, $128 and $160, respectively, was netted against the derivative asset value in the Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $2.4 billion and $3.1 billion of investment sales receivable that are not subject to fair value accounting are excluded as of December 31, 2013 and 2012, respectively.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative market value position (derivative liability). In the Level 3 roll-forward table included below in this Note 5, the sum of the derivative asset and liability positions are referred to as “freestanding derivatives” and are presented on a net basis.

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
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The Company also has an enterprise-wide Operational Risk Management function, led by the Chief Operational Risk Officer, which is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. This includes model risk management which provides an independent review of the suitability, characteristics and reliability of model inputs; as well as, an analysis of significant changes to current models.
AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. If none of these pricing sources are available, the Company will estimate fair value utilizing an internal pricing model. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayments speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Securities Working Group performs ongoing analysis of the prices and credit spreads received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. As a part of this analysis, the Company considers trading volume, new issuance activity and other factors to determine whether the market activity is significantly different than normal activity in an active market, and if so, whether transactions may not be orderly considering the weight of available evidence. If the available evidence indicates that pricing is based upon transactions that are stale or not orderly, the Company places little, if any, weight on the transaction price and will estimate fair value utilizing an internal pricing model. In addition, the Company ensures that prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if the Company determines that there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly and approved by the Valuation Committee. The Company’s internal pricing model utilizes the Company’s best estimate of expected future cash flows discounted at a rate of return that a market participant would require. The significant inputs to the model include, but are not limited to, current market inputs, such as credit loss assumptions, estimated prepayment speeds and market risk premiums.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2013 and 2012, 97% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives as well as for any existing deals with a market value greater than $10 and all new deals during the month. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others have been classified as Level 2.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets; as well as, certain limited partnerships and other alternative investments and derivative instruments.

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

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by below-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include certain limited partnerships and other alternative investments measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also include equity and interest rate volatility and swap yield curves beyond observable limits.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value.

	As of December 31, 2013
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$663	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99 bps	3,000 bps	527 bps	Decrease
Corporate [3]	665	Discounted cash flows	Spread	119 bps	5,594 bps	344 bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184 bps	184 bps	184 bps	Decrease
RMBS	1,272	Discounted cash flows	Spread	62 bps	1,748 bps	232 bps	Decrease
			Constant prepayment rate	—%	10.0%	3.0%	Decrease [4]
			Constant default rate	1.0%	22.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

	As of December 31, 2012
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$859	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	320 bps	3,615 bps	1,031 bps	Decrease
Corporate [3]	1,371	Discounted cash flows	Spread	106 bps	900 bps	328 bps	Decrease
Municipal	227	Discounted cash flows	Spread	227 bps	344 bps	258 bps	Decrease
RMBS	1,373	Discounted cash flows	Spread	54 bps	1,689 bps	367 bps	Decrease
			Constant prepayment rate	—%	12.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	24.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	As of December 31, 2013
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	1%	1%	Increase
U.S. GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International program hedging [2]
Equity options	(35)	Option model	Equity volatility	24%	37%	Increase
Short interest rate swaptions	(13)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	50	Option model	Interest rate volatility	1%	1%	Increase

	As of December 31, 2012
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Equity derivatives
Equity options	$57	Option model	Equity volatility	13%	24%	Increase
Interest rate derivative
Interest rate swaps	(55)	Discounted cash flows	Swap curve beyond 30 years	2.8%	2.8%	Increase
Long interest rate swaptions	23	Option model	Interest rate volatility	—%	1%	Increase
U.S. GMWB hedging instruments
Equity options	281	Option model	Equity volatility	10%	31%	Increase
Customized swaps	238	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	286	Option model	Equity volatility	24%	43%	Increase
International program hedging
Equity options	26	Option model	Equity volatility	19%	27%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	—%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Level 3 international program hedging instruments excludes those for which the Company bases fair value on broker quotations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the year ended December 31, 2013, no significant adjustments were made by the Company to broker prices received.
As of December 31, 2013 and 2012, excluded from the tables above are limited partnerships and other alternative investments which total $108 and $314, respectively, of Level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders in the U.S., and Japan.The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
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
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and require subjectivity by the Company in determining their value.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (“nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $(13), $(69) and $55, for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012 the credit standing adjustment was $(1) and $12, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $75, $274 and $52 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012 the behavior risk margin was $108 and $302, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $33, $106 and $(72) for the years ended December 31, 2013, 2012 and 2011, respectively.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the years ended December 31, 2013 and 2012, for the financial instruments classified as Level 3.
For the year ended December 31, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(9)	22	(27)	5	(2)	2	38	29	59
Included in OCI [3]	31	138	115	(12)	(9)	(11)	52	304	—
Purchases	96	92	50	180	45	21	371	855	19
Settlements	(8)	(126)	(142)	(132)	(4)	—	(186)	(598)	(3)
Sales	(139)	(365)	(208)	(403)	(15)	(126)	(375)	(1,631)	(94)
Transfers into Level 3 [4]	3	32	65	149	—	—	—	249	2
Transfers out of Level 3 [4]	(105)	(73)	(49)	(514)	(6)	(44)	(1)	(792)	(4)
Fair value as of December 31, 2013	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(7)	$—	$(10)	$(9)	$—	$—	$(1)	$(27)	$43

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(15)	—	(37)	24	(372)	(191)	(112)	(6)	(694)
Included in OCI [3]	6	—	—	—	—	—	—	—	—
Purchases	14	—	—	(3)	—	44	(38)	—	3
Settlements	—	(2)	(7)	3	(4)	—	(1)	—	(11)
Sales	(3)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	(8)	—	(8)
Transfers out of Level 3 [4]	(9)	—	(10)	26	3	—	62	—	81
Fair value as of December 31, 2013	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(15)	$(1)	$(22)	$9	$(390)	$(187)	$(382)	$(6)	$(979)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2013	$314	$191	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(18)	(192)	23
Included in OCI [3]	—	—	—
Purchases	135	—	250
Settlements	—	30	(2)
Sales	(22)	—	(88)
Transfers into Level 3 [4]	—	—	45
Transfers out of Level 3 [4]	(301)	—	(74)
Fair value as of December 31, 2013	$108	$29	$737
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(18)	$(192)	$21

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2013	$(1,249)	$(50)	$2	$(7)	$(1,304)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,306	13	3	(10)	1,312	—
Included in OCI [3]	—		—	—	—	—
Settlements	(93)	40	(2)	(1)	(56)	—
Fair value as of December 31, 2013	$(36)	$3	$3	$(18)	$(48)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$1,306	$13	$3	$(10)	$1,312	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the year ended December 31, 2012

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2012	$361	$368	$588	$2,255	$49	$437	$1,063	$5,121	$495
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	(20)	(83)	3	—	(5)	(55)	(162)	109
Included in OCI [3]	49	163	152	(46)	2	41	315	676	—
Purchases	36	—	21	264	23	293	446	1,083	1
Settlements	(63)	(47)	(160)	(157)	(4)	—	(151)	(582)	(1)
Sales	(37)	(3)	(210)	(114)	(19)	(96)	(207)	(686)	(391)
Transfers into Level 3 [4]	13	483	666	775	5	25	1	1,968	1
Transfers out of Level 3 [4]	(79)	—	(115)	(979)	—	(468)	(39)	(1,680)	—
Fair value as of December 31, 2012	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(5)	$(12)	$(46)	$(7)	$—	$(5)	$(12)	$(87)	$(4)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2012	$93	$(561)	$40	$(58)	$883	$357	$35	$28	$724
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	8	195	(40)	(9)	(429)	(323)	(21)	(5)	(632)
Included in OCI [3]	(5)	—	—	2	—	—	—	—	2
Purchases	21	—	76	1	55	252	(58)	—	326
Settlements	—	371	(19)	—	(13)	—	104	—	443
Sales	(33)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	(1)	—	32	23	—	8	—	62
Fair value as of December 31, 2012	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$5	$146	$(15)	$(12)	$(425)	$(322)	$(5)	$(4)	$(637)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2012	$—	$443	$1,031
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(1)	(280)	37
Included in OCI [3]	—	—	—
Purchases	55	—	252
Settlements	—	28	(1)
Sales	—	—	(476)
Transfers into Level 3 [4]	260	—	443
Transfers out of Level 3 [4]	—	—	(703)
Fair value as of December 31, 2012	$314	$191	$583
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$(1)	$(280)	$28

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Other Liabilities	Consumer Notes
Fair value as of January 1, 2012	$(2,538)	$(66)	$(5)	$(9)	$(2,618)	$(9)	$(4)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,430	26	11	2	1,469	(34)	2
Included in OCI [3]	—	—	—	—	—	—	—
Settlements [8]	(141)	(10)	(4)	—	(155)	43	—
Fair value as of December 31, 2012	$(1,249)	$(50)	$2	$(7)	$(1,304)	$—	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2012 [2] [7]	$1,430	$26	$11	$2	$1,469	$—	$2

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Option
The Company holds fair value option investments that contain an embedded credit derivative with underlying credit risk primarily related to commercial real estate. Also included are foreign government securities for which the FVO was elected in order to align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in spot rates through realized gains and losses. Similar to other fixed maturities, income earned from these securities is recorded in net investment income. Changes in the fair value of these securities are recorded in net realized capital gains and losses.
The Company also elected the fair value option for certain consolidated VIE investment funds. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, consistent with accounting requirement for investment companies. The investment funds primarily hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,
	2013	2012
Assets
Fixed maturities, FVO
Corporate	(13)	13
CRE CDOs	11	63
CMBS bonds	—	(2)
Foreign government	(115)	(86)
RMBS	—	5
Other liabilities
Credit-linked notes	—	(34)
Total realized capital gains (losses)	$(117)	$(41)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

	As of December 31,
	2013	2012
Assets
Fixed maturities, FVO
ABS	$3	$—
CRE CDOs	183	205
CMBS	8	5
Corporate	92	140
Foreign government	518	730
U.S. government	24	2
Municipals	1	1
RMBS	15	4
Total fixed maturities, FVO	$844	$1,087

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of December 31, 2013 and 2012.

		December 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,420	$1,480	$1,997	$2,165
Mortgage loans	Level 3	5,598	5,641	6,711	6,933
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$9,152	$9,352	$9,558	$9,910
Senior notes [2]	Level 2	5,206	5,845	5,706	7,071
Junior subordinated debentures [2]	Level 2	1,100	1,271	1,100	1,265
Revolving Credit Facility	Level 2	238	238	—	—
Consumer notes [3]	Level 3	82	82	159	159

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities during the years ended December 31, 2013 or December 31, 2012.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments
Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2013	2012	2011
Fixed maturities [1]	$2,623	$3,352	$3,382
Equity securities, AFS	30	37	36
Mortgage loans	262	337	281
Policy loans	83	119	131
Limited partnerships and other alternative investments	287	196	243
Other investments [2]	200	297	305
Investment expenses	(123)	(111)	(115)
Total securities AFS and other	3,362	4,227	4,263
Equity securities, trading	6,061	4,364	(1,345)
Total net investment income (loss)	$9,423	$8,591	$2,918

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.
The net unrealized gain (loss) on equity securities, trading, included in net investment income during the years ended December 31, 2013, 2012 and 2011, was $4.1 billion, $4.5 billion and $(1.3) billion, respectively, substantially all of which have corresponding amounts credited to policyholders. These amounts were not included in net unrealized gains (losses) in the accompanying Consolidated Balance Sheets.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2013	2012	2011
Gross gains on sales [1]	$2,387	$821	$687
Gross losses on sales	(692)	(440)	(384)
Net OTTI losses recognized in earnings [2]	(73)	(349)	(174)
Valuation allowances on mortgage loans	(1)	14	24
Japanese fixed annuity contract hedges, net [3]	6	(36)	3
Periodic net coupon settlements on credit derivatives/Japan	(7)	(10)	(10)
Results of variable annuity hedge program
GMWB derivatives, net	262	519	(397)
U.S. macro hedge program	(234)	(340)	(216)
Total U.S. program	28	179	(613)
International program [4]	(1,586)	(1,467)	691
Total results of variable annuity hedge program	(1,558)	(1,288)	78
Other, net [5]	445	544	(450)
Net realized capital gains (losses)	$507	$(744)	$(226)

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses in the year ended December 31, 2013.

[2]	Includes $177 of intent-to-sell impairments relating to the Retirement Plans and Individual Life businesses sold for the year ended December 31, 2012.

[3]
Includes for the years ended December 31, 2013, 2012, and 2011, transactional foreign currency re-valuation related to the Japan fixed annuity product of $324, $245, and $(129) , respectively, as well as the change in value related to the derivative hedging instruments and the Japan government FVO securities of $(318), $(281), and $132, respectively.

[4]	Includes $(57), $(72), and $0 of transactional foreign currency re-valuation for the years ended December 31, 2013, 2012, and 2011, respectively.

[5]
For the years ended December 31, 2013, 2012, and 2011, other, net gains and losses includes $240, $273 and ($129), respectively, of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan GMIB variable annuity business, which is offset in AOCI. Also includes for the years ended December 31, 2013, 2012, and 2011, $248, $167 and ($101), respectively, of other transactional foreign currency re-valuation, primarily associated with the internal reinsurance of the Japan 3 wins variable annuity business, of which a portion is offset within realized gains and losses by the change in value of the associated hedging derivatives. Also includes $71 and $110 of gains relating to the Retirement Plans and Individual Life businesses sold for the years ended December 31, 2013 and 2012, respectively, as well as changes in value of non-qualifying derivatives.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Gross gains and losses on sales and impairments previously reported as unrealized gains or (losses) in AOCI were $1.6 billion, $32 and $129 for the years ended December 31, 2013, 2012 and 2011, respectively.
Sales of Available-for-Sale Securities

	For the years ended December 31,
	2013	2012	2011
Fixed maturities, AFS
Sale proceeds	$39,225	$41,442	$36,956
Gross gains [1]	2,214	845	617
Gross losses	(669)	(416)	(381)
Equity securities, AFS
Sale proceeds	$274	$295	$239
Gross gains	96	34	59
Gross losses	(6)	(20)	—
[1] Includes $1.5 billion of gross gains related to the sale of the Individual Life and Retirement Plans businesses for the year ended December 31, 2013.
Sales of AFS securities in 2013 were primarily as a result of management of duration and liquidity as well as progress towards sector allocation objectives.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2013, 2012 and 2011.

	For the years ended December 31,
(Before-tax)	2013	2012	2011
Balance as of beginning of period	$(1,013)	$(1,676)	$(2,072)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(19)	(28)	(56)
Securities previously impaired	(13)	(20)	(69)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	469	700	505
Securities the Company made the decision to sell or more likely than not will be required to sell	2	—	—
Securities due to an increase in expected cash flows	22	11	16
Balance as of end of period	$(552)	$(1,013)	$(1,676)
[1] These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2013					December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$2,404	$25	$(64)	$2,365	$(2)	$2,883	$63	$(183)	$2,763	$(4)
CDOs [2]	2,340	108	(59)	2,387	—	3,170	60	(159)	3,040	(14)
CMBS	4,288	216	(58)	4,446	(6)	6,083	417	(179)	6,321	(11)
Corporate	27,013	1,823	(346)	28,490	(7)	39,694	4,631	(276)	44,049	(19)
Foreign govt./govt. agencies	4,228	52	(176)	4,104	—	3,985	191	(40)	4,136	—
Municipal	11,932	425	(184)	12,173	—	13,001	1,379	(19)	14,361	—
RMBS	4,639	90	(82)	4,647	(4)	7,318	295	(133)	7,480	(32)
U.S. Treasuries	3,797	7	(59)	3,745	—	3,613	175	(16)	3,772	—
Total fixed maturities, AFS	60,641	2,746	(1,028)	62,357	(19)	79,747	7,211	(1,005)	85,922	(80)
Equity securities, AFS	850	67	(49)	868	—	866	81	(57)	890	—
Total AFS securities [3]	$61,491	$2,813	$(1,077)	$63,225	$(19)	$80,613	$7,292	$(1,062)	$86,812	$(80)
[1] Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2013 and 2012.
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

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,195	$2,228
Over one year through five years	11,930	12,470
Over five years through ten years	10,814	11,183
Over ten years	22,031	22,631
Subtotal	46,970	48,512
Mortgage-backed and asset-backed securities	13,671	13,845
Total fixed maturities, AFS	$60,641	$62,357
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan, which represents $2.6 billion and $2.7 billion , or 14% and 12% of stockholders' equity, and 3% and 2% of total invested assets as of December 31, 2013 and 2012, respectively. As of December 31, 2013, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, Goldman Sachs Group Inc., and State of Illinois which each comprised less than 4% of total invested assets. As of December 31, 2012, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, State of California, and National Grid PLC which each comprised less than 3% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2013 were municipal securities, utilities, and financial services which comprised approximately 15%, 8% and 7%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2012 were municipal investments, utilities, and financial services which comprised approximately 7%, 6% and 5%, respectively, of total invested assets.
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$893	$888	$(5)	$477	$418	$(59)	$1,370	$1,306	$(64)
CDOs [1]	137	135	(2)	1,933	1,874	(57)	2,070	2,009	(59)
CMBS	812	788	(24)	610	576	(34)	1,422	1,364	(58)
Corporate	4,922	4,737	(185)	1,225	1,064	(161)	6,147	5,801	(346)
Foreign govt./govt. agencies	2,961	2,868	(93)	343	260	(83)	3,304	3,128	(176)
Municipal	3,150	2,994	(156)	190	162	(28)	3,340	3,156	(184)
RMBS	2,046	2,008	(38)	591	547	(44)	2,637	2,555	(82)
U.S. Treasuries	2,914	2,862	(52)	33	26	(7)	2,947	2,888	(59)
Total fixed maturities, AFS	17,835	17,280	(555)	5,402	4,927	(473)	23,237	22,207	(1,028)
Equity securities, AFS	196	188	(8)	223	182	(41)	419	370	(49)
Total securities in an unrealized loss position	$18,031	$17,468	$(563)	$5,625	$5,109	$(514)	$23,656	$22,577	$(1,077)

	December 31, 2012
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$163	$161	$(2)	$886	$705	$(181)	$1,049	$866	$(183)
CDOs [1]	5	4	(1)	2,567	2,389	(158)	2,572	2,393	(159)
CMBS	339	322	(17)	1,248	1,086	(162)	1,587	1,408	(179)
Corporate	1,261	1,218	(43)	1,823	1,590	(233)	3,084	2,808	(276)
Foreign govt./govt. agencies	1,380	1,343	(37)	20	17	(3)	1,400	1,360	(40)
Municipal	271	265	(6)	157	144	(13)	428	409	(19)
RMBS	910	908	(2)	869	738	(131)	1,779	1,646	(133)
U.S. Treasuries	583	567	(16)	—	—	—	583	567	(16)
Total fixed maturities, AFS	4,912	4,788	(124)	7,570	6,669	(881)	12,482	11,457	(1,005)
Equity securities, AFS	69	67	(2)	280	225	(55)	349	292	(57)
Total securities in an unrealized loss position	$4,981	$4,855	$(126)	$7,850	$6,894	$(936)	$12,831	$11,749	$(1,062)
[1] Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of December 31, 2013, AFS securities in an unrealized loss position, consisted of 3,215 securities, primarily related to municipal securities, foreign government and government agencies, and corporate securities, which are depressed primarily due to an increase in interest rates since the securities were purchased and/or declines in the value of the currency in which the assets are denominated. As of December 31, 2013, 94% of these securities were depressed less than 20% of cost or amortized cost. The increase in unrealized losses during 2013 was primarily attributable to an increase in interest rates, partially offset by tighter credit spreads.
Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, foreign government and government agencies, as well as structured securities with exposure to commercial and residential real estate. Although credit spreads have tightened during 2013, current market spreads continue to be wider than spreads at the securities' respective purchase dates for structured securities with exposure to commercial and residential real estate largely due to the economic and market uncertainties regarding future performance of certain commercial and residential real estate backed securities. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	December 31, 2013			December 31, 2012
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans [2]	$5,665	$(67)	$5,598	$6,779	$(68)	$6,711
[1] Amortized cost represents carrying value prior to valuation allowances, if any.
[2] As of December 31, 2012, includes commercial mortgage loans relating to the sales of the Retirement Plans and Individual Life businesses; see Note 2 - Business Dispositions of the Notes to Consolidated Financial Statements for further discussion of these transactions.
As of December 31, 2013 and 2012, the carrying value of mortgage loans associated with the valuation allowance was $191 and $291, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, as of December 31, 2013, and $47 and $3, respectively, as of December 31, 2012. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. As of December 31, 2013, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	For the years ended December 31,
	2013	2012	2011
Balance as of January 1	$(68)	$(102)	$(155)
(Additions)/Reversals	(2)	14	(26)
Deductions	3	20	79
Balance as of December 31	$(67)	$(68)	$(102)
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 59% as of December 31, 2013, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.34x as of December 31, 2013. As of December 31, 2013, the Company held only one delinquent commercial mortgage loan past due by 90 days or more. The carrying value and valuation allowance of this loan totaled $0 and $50, respectively, and was not accruing income. As of December 31, 2012, the Company held two delinquent commercial mortgage loans past due by 90 days or more. These loans had a total carrying value and valuation allowance totaled $32 and $50, respectively, and were not accruing income.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2013		December 31, 2012
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$101	0.99x	$253	0.95x
65% - 80%	1,195	1.82x	2,220	2.12x
Less than 65%	4,302	2.53x	4,238	2.40x
Total commercial mortgage loans	$5,598	2.34x	$6,711	2.24x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$187	3.3%	$145	2.2%
Middle Atlantic	409	7.3%	477	7.1%
Mountain	104	1.9%	99	1.5%
New England	353	6.3%	350	5.2%
Pacific	1,587	28.3%	1,978	29.5%
South Atlantic	899	16.1%	1,378	20.5%
West North Central	47	0.8%	16	0.2%
West South Central	338	6.0%	398	5.9%
Other [1]	1,674	30.0%	1,870	27.9%
Total mortgage loans	$5,598	100.0%	$6,711	100.0%
[1] Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2013		December 31, 2012
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$125	2.2%	$142	2.1%
Industrial	1,718	30.7%	2,079	30.9%
Lodging	27	0.5%	81	1.2%
Multifamily	1,155	20.6%	1,200	17.9%
Office	1,278	22.8%	1,510	22.5%
Retail	1,140	20.4%	1,460	21.8%
Other	155	2.8%	239	3.6%
Total mortgage loans	$5,598	100.0%	$6,711	100.0%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities, as well as a means of accessing capital through a contingent capital facility. For further information on the facility, see Note 13 - Debt of Notes to Consolidated Financial Statements.
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
Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its collateral or investment management services and original investment.

	December 31, 2013			December 31, 2012
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$31	$33	$—	$89	$88	$7
Investment funds [4]	164	—	173	163	—	162
Limited partnerships	4	—	4	6	1	5
Total	$199	$33	$177	$258	$89	$174
[1] Included in other liabilities in the Company’s Consolidated Balance Sheets.
[2] The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.
[3] Total assets included in fixed maturities, AFS in the Company’s Consolidated Balance Sheets.
[4] Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company's Consolidated Balance Sheets.
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represent wholly-owned fixed income funds for which the Company has management and control of the investments which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund for which the Company holds a majority interest in the fund as an investment.
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $17 and $19 as of December 31, 2013, respectively, and $23 and $23, respectively, as of December 31, 2012. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of December 31, 2013 and 2012, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 13 - Debt of Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Repurchase and Dollar Roll Agreements and Other Collateral Transactions
The Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements contain contractual provisions that require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. Repurchase agreements include master netting provisions that provide the counterparties the right to set off claims and apply securities held by them in respect of their obligations in the event of a default. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Consolidated Balance Sheets.
As of December 31, 2013, the Company has no outstanding repurchase agreements or dollar roll transactions. As of December 31, 2012, the Company reported financial collateral pledged relating to repurchase agreements of $923 in fixed maturities, AFS on the Consolidated Balance sheets. The Company reported a corresponding obligation to repurchase these securities of $923 in other liabilities on the Consolidated Balance sheets. With respect to dollar roll transactions, the Company reported financial collateral pledged with a fair value of $1.0 billion in fixed maturities, AFS with a corresponding obligation to repurchase $1.0 billion reported in other liabilities, as of December 31, 2012.
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of December 31, 2013 and 2012 the fair value of securities on deposit was approximately $1.9 billion and $1.7 billion, respectively.
As of December 31, 2013, the Company has pledged as collateral $272 in Japan government bonds reported in fixed maturities, AFS, associated with short-term debt of $238.
As of December 31, 2013 and 2012, the Company has pledged as collateral $34 and $59, respectively, of U.S. government securities and government agency securities for letters of credit.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.

Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The Company’s maximum exposure to loss as of December 31, 2013 is limited to the total carrying value of $2.1 billion. In addition, the Company has outstanding commitments totaling $531 to fund limited partnership and other alternative investments as of December 31, 2013. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2013, aggregate investment income from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $85.6 billion and $90.5 billion as of December 31, 2013 and 2012, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $11.4 billion and $12.8 billion as of December 31, 2013 and 2012, respectively. Aggregate net investment income of the limited partnerships in which the Company invested totaled $1.8 billion, $1.0 billion and $1.3 billion for the periods ended December 31, 2013, 2012 and 2011, respectively. Aggregate net income of the limited partnerships in which the Company invested totaled $8.4 billion, $7.2 billion and $9.1 billion for the periods ended December 31, 2013, 2012 and 2011, respectively. As of, and for the period ended, December 31, 2013, the aggregated summarized financial data reflects the latest available financial information.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also purchases and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities, or liability contracts, or convert securities, or liabilities, denominated in a foreign currency to US dollars. The hedge strategies by hedge accounting designation include:
Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives convert interest receipts on floating-rate fixed maturity securities or interest payments on floating-rate guaranteed investment contracts to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities. In addition, during the first quarter of 2013 the Company entered into a treasury lock contract to hedge the anticipated interest payments of a fixed rate debt issuance that was subsequently terminated upon the debt issuance.
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting or “non-qualifying strategies” primarily include the hedge programs for our U.S. and international variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. These non-qualifying strategies include:
Interest rate swaps, swaptions, caps, floors, and futures
The Company may use interest rate swaps, swaptions, caps, floors and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2013 and 2012, the notional amount of interest rate swaps in offsetting relationships was $6.9 billion and $7.5 billion, respectively.
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
The Company utilizes derivatives (“U.S. GMWB hedging derivatives”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options, and futures, on certain indices including the S&P 500 index, EAFE index, and NASDAQ index. The following table represents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Customized swaps	$7,839	$7,787	$74	$238
Equity swaps, options, and futures	4,237	5,130	44	267
Interest rate swaps and futures	6,615	5,705	(77)	67
Total	$18,691	$18,622	$41	$572
U.S. macro hedge program
The Company utilizes equity options and swaps to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table represents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Equity options and swaps	9,934	7,442	139	286
Total	$9,934	$7,442	$139	$286

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

International program
The Company formerly offered certain variable annuity products in Japan with GMWB or GMAB riders, which are bifurcated embedded derivatives (“International program product derivatives”). The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMAB provides the policyholder with their initial deposit in a lump sum after a specified waiting period. The notional amount of the International program product derivatives are the foreign currency denominated GRBs converted to U.S. dollars at the current foreign spot exchange rate as of the reporting period date.
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. During 2013, the Company expanded its hedging program to substantially reduce equity and foreign currency exchange risk. The program is primarily focused on the risks that have been reinsured to the Company’s U.S. legal entities although certain hedges, predominantly options, are also held directly in HLIKK .  The hedging derivatives collectively held in these entities are comprised of equity futures, options, swaps and currency forwards and options to hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from GMDB, GMIB and GMWB obligations issued in Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.

The following table represents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Credit derivatives	$350	$350	$5	$28
Currency forwards [1]	13,410	9,327	(60)	(87)
Currency options	12,066	10,342	(54)	(24)
Equity futures	999	2,332	—	—
Equity options	3,051	3,952	(30)	47
Equity swaps	4,269	2,617	(119)	(12)
Customized swaps	—	899	—	(11)
Interest rate futures	952	634	—	—
Interest rate swaps and swaptions	37,951	32,632	225	228
Total	$73,048	$63,085	$(33)	$169

[1]
As of December 31, 2013 and 2012, net notional amounts are $(1.8) billion and $0.1 billion, respectively, which include $5.8 billion and $4.7 billion, respectively, related to long positions and $7.6 billion and $4.6 billion, respectively, related to short positions.

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
Modified coinsurance reinsurance contracts
As of December 31, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets supporting the reinsured reserves and are carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty or under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $1.3 billion and $1.5 billion as of December 31, 2013 and 2012 , respectively. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. In addition, the tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Cash flow hedges
Interest rate swaps	$5,026	$6,063	$(92)	$271	$50	$271	$(142)	$—
Foreign currency swaps	143	163	(5)	(17)	2	3	(7)	(20)
Total cash flow hedges	5,169	6,226	(97)	254	52	274	(149)	(20)
Fair value hedges
Interest rate swaps	1,799	753	(24)	(55)	3	—	(27)	(55)
Foreign currency swaps	—	40	—	16	—	16	—	—
Total fair value hedges	1,799	793	(24)	(39)	3	16	(27)	(55)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	8,453	17,117	(487)	(497)	171	556	(658)	(1,053)
Foreign exchange contracts
Foreign currency swaps and forwards	258	355	(9)	(16)	6	5	(15)	(21)
Japan 3Win foreign currency swaps	1,571	1,816	(354)	(127)	—	—	(354)	(127)
Japanese fixed annuity hedging instruments	1,436	1,652	(6)	224	88	228	(94)	(4)
Credit contracts
Credit derivatives that purchase credit protection	938	1,823	(15)	(8)	1	5	(16)	(13)
Credit derivatives that assume credit risk [1]	1,886	2,745	33	(29)	36	19	(3)	(48)
Credit derivatives in offsetting positions	7,764	9,497	(7)	(32)	76	94	(83)	(126)
Equity contracts
Equity index swaps and options	358	994	(1)	47	19	57	(20)	(10)
Variable annuity hedge program
U.S. GMWB product derivative [2]	21,512	28,868	(36)	(1,249)	—	—	(36)	(1,249)
U.S. GMWB reinsurance contracts	4,508	5,773	29	191	29	191	—	—
U.S. GMWB hedging instruments	18,691	18,622	41	572	333	743	(292)	(171)
U.S. macro hedge program	9,934	7,442	139	286	178	356	(39)	(70)
International program product derivatives [2]	366	2,454	6	(48)	6	—	—	(48)
International program hedging instruments	73,048	63,085	(33)	169	866	1,020	(899)	(851)
Other
Contingent capital facility put option	500	500	17	23	17	23	—	—
Modified coinsurance reinsurance contracts	1,250	—	67	—	67	—	—	—
Total non-qualifying strategies	152,473	162,743	(616)	(494)	1,893	3,297	(2,509)	(3,791)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$159,441	$169,762	$(737)	$(279)	$1,948	$3,587	$(2,685)	$(3,866)
Balance Sheet Location
Fixed maturities, available-for-sale	$473	$703	$(2)	$(32)	$1	$—	$(3)	$(32)
Other investments	53,219	54,504	442	1,045	909	1,581	(467)	(536)
Other liabilities	78,055	77,384	(1,223)	(177)	936	1,815	(2,159)	(1,992)
Consumer notes	9	26	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverables	5,758	5,773	96	191	96	191	—	—
Other policyholder funds and benefits payable	21,927	31,372	(48)	(1,304)	6	—	(54)	(1,304)
Total derivatives	$159,441	$169,762	$(737)	$(279)	$1,948	$3,587	$(2,685)	$(3,866)
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

•	The decrease in notional amount related to the U.S. GMWB product derivatives was primarily driven by product lapses and partial withdrawals.

•
The decrease in notional amount related to the international program product derivatives was due to the GWMB embedded derivative disposed of as part of the sale of HLIL. For additional information on the sale agreement, refer to Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

•
The increase in notional amount related to the international program hedging instruments resulted from the Company expanding its hedging program related to international product program guarantees in the first quarter of 2013.

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

•	The fair value related to the cash flow hedging interest rate swaps decreased primarily due to an increase in U.S. interest rates.

•	The fair value associated with the U.S. macro hedge program decreased primarily due to an improvement in domestic equity markets, an increase in interest rates and a decline in equity volatility.

•
The increase in fair value related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance and hedging derivatives, was primarily driven by revaluing the liability for living benefits resulting from favorable policyholder behavior largely related to increased full surrenders and liability assumption updates for partial lapses and withdrawal rates.

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Consolidated Balance Sheets.  Amounts offset include fair value amounts, income accruals and related cash collateral receivables and payables associated with derivative instruments that are traded under a common master netting agreement, as described above.  Also included in the tables are financial collateral receivables and payables, which is contractually permitted to be offset upon an event of default, although is disallowed for offsetting under U.S. GAAP.

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,845	$1,463	$442	$(60)	$242	$140

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,626)	$(1,496)	$(1,223)	$93	$(1,204)	$74

As of December 31, 2012

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$3,396	$2,503	$1,045	$(152)	$759	$134

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,528)	$(1,895)	$(177)	$(456)	$(541)	$(92)

[1]	Included in other investments in the Company's Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivatives instruments.
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	2013	2012	2011	2013	2012	2011
Interest rate swaps	$(315)	$120	$337	$(3)	$—	$(4)
Foreign currency swaps	12	(31)	(3)	—	—	—
Total	$(303)	$89	$334	$(3)	$—	$(4)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2013	2012	2011
Interest rate swaps	Net realized capital gain/(loss)	$91	$90	$9
Interest rate swaps	Net investment income	97	140	126
Foreign currency swaps	Net realized capital gain/(loss)	4	(6)	(3)
Total		$192	$224	$132
As of December 31, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $83. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately two years.
During the year ended December 31, 2013, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the year ended December 31, 2012 , the before-tax deferred net gains on derivative instruments reclassified from AOCI to earnings totaled $99 which primarily resulted from the discontinuance of cash flow hedges due to forecasted transactions no longer probable of occurring associated with variable rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2. For the year ended December 31, 2011, the Company had no net reclassifications, from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2013		2012		2011
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$32	$(30)	$(3)	$(3)	$(73)	$70
Benefits, losses and loss adjustment expenses	—	—	—	—	(1)	—
Foreign currency swaps
Net realized capital gains (losses)	1	(1)	(7)	7	(1)	1
Benefits, losses and loss adjustment expenses	(2)	2	(6)	6	(22)	22
Total	$31	$(29)	$(16)	$10	$(97)	$93

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2013	2012	2011
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$54	$21	$(22)
Foreign exchange contracts
Foreign currency swaps and forwards	2	19	3
Japan 3Win foreign currency swaps [1]	(268)	(300)	31
Japanese fixed annuity hedging instruments [2]	(207)	(178)	109
Credit contracts
Credit derivatives that purchase credit protection	(38)	(64)	(10)
Credit derivatives that assume credit risk	72	293	(174)
Equity contracts
Equity index swaps and options	(33)	(39)	(89)
Variable annuity hedge program
U.S. GMWB product derivative	1,306	1,430	(780)
U.S. GMWB reinsurance contracts	(192)	(280)	131
U.S. GMWB hedging instruments	(852)	(631)	252
U.S. macro hedge program	(234)	(340)	(216)
International program product derivatives	16	42	(13)
International program hedging instruments	(1,602)	(1,509)	704
Other
Contingent capital facility put option	(7)	(6)	(5)
Modified coinsurance reinsurance contracts	67	—	—
Total [3]	$(1,916)	$(1,542)	$(79)

[1]	The associated liability is adjusted for changes in spot rates through realized capital gains and was $250, $189 and $(100) for the years ended December 31, 2013, 2012 and 2011, respectively.

[2]
The associated liability is adjusted for changes in spot rates through realized capital gains and losses and was $324, $245 and $(129) for the years ended December 31, 2013, 2012 and 2011, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

For the year ended December 31, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

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

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by revaluing the liability for living benefits resulting from favorable policyholder behavior largely related to increased full surrenders and liability assumption updates for partial lapses and withdrawal rates.

•	The net loss on the U.S. macro hedge program was primarily due to an improvement in domestic equity markets, an increase in interest rates and a decline in equity volatility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

For the year ended December 31, 2012 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates largely related to a reduction in the reset assumptions to better align with actual experience, outperformance of underlying actively managed funds compared to their respective indices, and lower equity volatility.

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
For the year ended December 31, 2011 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily due to the following:

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2013 and 2012.

As of December 31, 2013
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,259	$8	1 year	Corporate Credit/ Foreign Gov.	A	$1,066	$(9)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	24	(1)
Basket credit default swaps [4]
Investment grade risk exposure	3,447	50	3 years	Corporate Credit	BBB	2,270	(35)
Below grade risk exposure	166	15	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	327	(7)	3 years	CMBS Credit	A	327	7
Below investment grade risk exposure	195	(31)	3 years	CMBS Credit	B-	195	31
Embedded credit derivatives
Investment grade risk exposure	350	339	3 years	Corporate Credit	BBB+	—	—
Total [5]	$5,768	$374				$3,882	$(7)

December 31, 2012
				Unifying Refernced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$2,321	$7	3 years	Corporate Credit/ Foreign Gov.	A	$1,367	$(26)
Below investment grade risk exposure	145	(1)	1 year	Corporate Credit	B+	145	(3)
Basket credit default swaps [4]
Investment grade risk exposure	3,978	7	3 years	Corporate Credit	BBB+	2,712	(13)
Investment grade risk exposure	330	(17)	4 years	CMBS Credit	A	330	17
Below investment grade risk exposure	195	(46)	4 years	CMBS Credit	B+	195	46
Embedded credit derivatives
Investment grade risk exposure	525	478	4 years	Corporate Credit	BBB-	—	—
Total [5]	$7,494	$428				$4,749	$21

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

[4]
Includes $4.1 billion and $4.5 billion as of December 31, 2013 and 2012, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2013 and 2012, the Company pledged securities collateral associated with derivative instruments with a fair value of $1.3 billion and $0.6 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. The Company also pledged cash collateral associated with derivative instruments with a fair value of $347 and $208, respectively, as of December 31, 2013 and 2012 which have been included in short-term investments on the Consolidated Balance Sheets.
As of December 31, 2013 and 2012, the Company accepted cash collateral associated with derivative instruments with a fair value of $180 and $701, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of December 31, 2013 and 2012 of $243 and $653, respectively, of which the Company has the ability to sell or repledge $191 and $525, respectively. As of December 31, 2013 and 2012, the fair value of repledged securities totaled $39 and $0, respectively, and the Company did not sell any securities. In addition, as of December 31, 2013 and 2012, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
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
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies for paid and unpaid losses and loss adjustment expenses and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for business ceded to the reinsurance contracts. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The Company's reinsurance recoverables are summarized as follows:

	As of December 31,
	2013	2012
Property and Casualty Insurance Products:
Paid loss and loss adjustment expenses	$138	$170
Unpaid loss and loss adjustment expenses	2,841	2,852
Gross reinsurance recoverable	2,979	3,022
Allowance for uncollectible reinsurance	(244)	(268)
Net reinsurance recoverables	$2,735	$2,754
Life Insurance Products:
Future policy benefits and unpaid loss and loss adjustment expenses:
Sold businesses (MassMutual and Prudential)	$19,374	$—
Other reinsurers	1,221	1,912
Net reinsurance recoverables	$20,595	$1,912
Reinsurance recoverables, net	$23,330	$4,666
As of December 31, 2013, the Company has reinsurance recoverables, net from MassMutual and Prudential of $9.5 billion and $9.9 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2013, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.5 billion and $7.5 billion, respectively. As of December 31, 2013, the reinsurance recoverables, net from Prudential represent approximately 13% of the Company's consolidated stockholders' equity. As of December 31, 2013, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Insurance Revenues
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	For the years ended December 31,
Premiums Written	2013	2012	2011
Direct	$10,564	$10,405	$10,368
Assumed	247	230	226
Ceded	(882)	(788)	(742)
Net	$9,929	$9,847	$9,852
Premiums Earned
Direct	$10,494	$10,484	$10,337
Assumed	241	205	225
Ceded	(871)	(796)	(688)
Net	$9,864	$9,893	$9,874
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $459, $512, and $385 for the years ended December 31, 2013, 2012, and 2011, respectively.
The effect of reinsurance on life insurance fees, earned premiums and other is as follows:

	For the years ended December 31,
	2013	2012	2011
Gross fee income, earned premiums and other	$7,798	$8,500	$9,292
Reinsurance assumed	138	137	134
Reinsurance ceded	(1,780)	(524)	(524)
Net fee income, earned premiums and other	$6,156	$8,113	$8,902
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $913, $285 and $224 for the years ended December 31, 2013, 2012, and 2011, respectively.
In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders, and of the risks associated with variable annuity contract and rider benefits issued by Hartford Life Insurance KK (“HLIKK”), an indirect wholly owned subsidiary.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in the DAC balance are as follows:	For the years ended December 31,
	2013	2012	2011
Balance, beginning of period	$5,725	$6,556	$7,473
Deferred Costs	1,330	1,639	1,696
Amortization — DAC	(1,615)	(1,844)	(2,025)
Amortization — Unlock benefit (charge), pre-tax [1]	(1,086)	(144)	(419)
Amortization — DAC related to business dispositions [2] [3]	(2,229)	—	—
Adjustments to unrealized gains and losses on securities available-for-sale and other [4]	122	(364)	(240)
Effect of currency translation	(86)	(118)	71
Balance, end of period	$2,161	$5,725	$6,556

[1]
Includes Unlock charge of $887 in 2013 related to elimination of future estimated gross profits on the Japan variable annuity block due to the increased costs associated with expanding the Japan variable annuity hedging program.

[2]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013. For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[3]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013.

[4]
Other includes a $16 reduction of the DAC asset as a result of the sale of assets used to administer the Company's PPLI business in 2012. The reduction is directly attributable to this transaction as it results in lower future estimated gross profits than originally estimated on these products.

As of December 31, 2013, estimated future net amortization expense of present value of future profits for the succeeding five years is $8, $7, $6, $5 and $5 in 2014, 2015, 2016, 2017 and 2018, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Goodwill
The carrying value of goodwill allocated to reporting units is as follows:

	December 31, 2013				December 31, 2012
	Gross	Accumulated Impairments	Business Dispositions [1]	Carrying Value	Gross	Accumulated Impairments	Business Dispositions [2]	Carrying Value
Property & Casualty Commercial	$30	$(30)	$—	$—	$30	$(30)	$—	$—
Consumer Markets	119	—	—	119	119	—	—	119
Mutual Funds [4]	149	—	—	149	159	—	(10)	149
Talcott Resolution:
Individual Life [4]	—	—	—	—	224	—	(224)	—
Retirement Plans [4]	87	—	(87)	—	87	—	—	87
Total Talcott Resolution	87	—	(87)	—	311	—	(224)	87
Corporate [3][4]	654	(355)	(69)	230	772	(355)	(118)	299
Total	$1,039	$(385)	$(156)	$498	$1,391	$(385)	$(352)	$654

[1]	Represents a reduction in goodwill recognized in connection with the sale of Retirement Plans.

[2]	Represents a reduction in goodwill recognized in connection with the sale of WFS and a goodwill impairment recognized in connection with the sale of Individual Life.

[3]
Carrying value as of December 31, 2013 includes $138 and $92, respectively, for the Group Benefits and Mutual Funds reporting units. Carrying value as of December 31, 2012 includes $138, $92 and $69, respectively, for the Group Benefits, Mutual Funds and Retirement Plans reporting units.

[4]	For further information, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Year ended December 31, 2013
During the first quarter of 2013, the Company completed the sale of its Retirement Plans business to Mass Mutual. Accordingly, the carrying value of the reporting unit's goodwill of $156 was reduced and included in reinsurance loss on disposition in the Company's Consolidated Statements of Operations.
The annual goodwill assessment for the Mutual Funds, Group Benefits, and Consumer Markets reporting units was completed as of October 31, 2013, which resulted in no write-downs of goodwill for the year ended December 31, 2013. All reporting units passed the first step of their annual impairment test with a significant margin.
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

9. Goodwill (continued)
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

10. Sales Inducements
The Company offered enhanced crediting rates or bonus payments to contract holders on certain of its individual and group annuity products. The expense associated with offering a bonus is deferred and amortized over the life of the related contract in a pattern consistent with the amortization of deferred policy acquisition costs. Amortization expense associated with expenses previously deferred is recorded over the remaining life of the contract. Consistent with the Unlock, the Company unlocks the amortization of the sales inducement asset. For further information concerning the Unlock, see Note 8 - Deferred Policy Acquisition Costs and Present Value of Future Profits of Notes to Consolidated Financial Statements.
Changes in sales inducement activity are as follows:

	For the years ended December 31,
	2013	2012	2011
Balance, beginning of period	$325	$434	$459
Sales inducements deferred	—	7	20
Amortization — Unlock charge [1]	(72)	(82)	(28)
Amortization charged to income	(33)	(34)	(17)
Amortization charged to business dispositions [2]	(71)	—	—
Balance, end of period	$149	$325	$434
[1] Includes Unlock charge of $52 in the first quarter of 2013 related to elimination of future estimated gross profits on the Japan variable annuity block due to the increased costs associated with expanding Japan variable annuity hedging program.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	182	82	292
Paid	(135)	(73)	—
Unlock	(116)	(301)	2
Impact of reinsurance transaction	—	—	1,145
Currency translation adjustment	—	(97)	—
Liability balance as of December 31, 2013	$849	$272	$1,802
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	104	9	296
Paid	(98)	(14)	—
Unlock	(81)	(2)	—
Impact of reinsurance transaction	—	—	1,485
Currency translation adjustment	—	(6)	—
Reinsurance recoverable asset, as of December 31, 2013	$533	$23	$1,802

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2012	$1,104	$975	$228
Incurred	210	133	113
Paid	(185)	(189)	—
Unlock	(211)	(155)	22
Currency translation adjustment	—	(103)	—
Liability balance as of December 31, 2012	$918	$661	$363
Reinsurance recoverable asset, as of January 1, 2012	$724	$40	$22
Incurred	121	9	(1)
Paid	(121)	(27)	—
Unlock	(116)	18	—
Currency translation adjustment	—	(4)	—
Reinsurance recoverable asset, as of December 31, 2012	$608	$36	$21

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB and GMIB exposure as of December 31, 2013:

Individual Variable Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$19,638	$2,914	$519	69
With 5% rollup [2]	1,610	232	64	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,862	629	86	67
With 5% rollup & EPB	588	119	26	70
Total MAV	26,698	3,894	695
Asset Protection Benefit (“APB”) [4]	18,579	277	186	68
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	773	9	9	66
Reset [6] (5-7 years)	3,286	74	74	69
Return of Premium (“ROP”) [7]/Other	12,476	71	62	67
Subtotal U.S. GMDB	61,812	4,325	1,026	68
Less: General Account Value with U.S. GMDB	4,349
Subtotal Separate Account Liabilities with GMDB	57,463
Separate Account Liabilities without U.S. GMDB	83,423
Total Separate Account Liabilities	$140,886
Japan GMDB [9], [11]	$20,130	$779	$552	71
Japan GMIB [9], [11]	$18,483	$128	$128	71

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years. The GRB related to the Japan GMIB was $16.8 billion as of December 31, 2013. The GRB related to the Japan GMAB and GMWB was $365 as of December 31, 2013. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of December 31, 2013, 30% of the GMDB RNAR and 80% of the GMIB NAR is reinsured to a Hartford affiliate; as a result, the effects of the reinsurance are not reflected in this disclosure.

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2013	As of December 31, 2012
Equity securities (including mutual funds)	$52,858	$58,208
Cash and cash equivalents	4,605	6,940
Total	$57,463	$65,148
As of December 31, 2013 and December 31, 2012, approximately 17% and 16%, respectively, of the equity securities above were invested in fixed income securities through these funds and approximately 83% and 84%, respectively, were invested in equity securities through these funds.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses
Property and Casualty Insurance Products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2013	2012	2011
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,716	$21,550	$21,025
Reinsurance and other recoverables	3,027	3,033	3,077
Beginning liabilities for unpaid losses and loss adjustment expenses, net	18,689	18,517	17,948
Add provision for unpaid losses and loss adjustment expenses
Current year	6,621	7,274	7,420
Prior years	192	(4)	367
Total provision for unpaid losses and loss adjustment expenses	6,813	7,270	7,787
Less payments
Current year	2,552	2,882	3,181
Prior years	4,274	4,216	4,037
Total payments	6,826	7,098	7,218
Ending liabilities for unpaid losses and loss adjustment expenses, net	18,676	18,689	18,517
Reinsurance and other recoverables	3,028	3,027	3,033
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,704	$21,716	$21,550
As of December 31, 2013 and 2012, property and casualty insurance products reserves were discounted by a total of $553 and $538, respectively. The current accident year benefit from discounting property and casualty insurance products reserves was $46 in 2013, $48 in 2012 and $58 in 2011. The slight reduction in the discount benefit in 2013 as compared to 2012 reflects smaller claim volume in 2013 partially offset by a higher discount rate in 2013. The reduction in discount benefit in 2012 as compared to 2011 is due to a reduction in the discount rate, reflecting a lower risk-free rate of return over this period. Accretion of discounts for prior accident years totaled $31 in 2013, $52 in 2012, and $38 in 2011. For annuities issued by the Company to fund certain workers’ compensation indemnity payments where the claimant has not released the Company of its obligation, the Company has recorded annuity obligations totaling $805 as of December 31, 2013 and $834 as of December 31, 2012.
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2013 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows. For additional information, see Note 15 - Commitments and Contingencies, Guaranty Fund and Other Insurance-related Assessments.
Losses and loss adjustment expenses are also impacted by trends, frequency and severity. Examples of current trends affecting frequency and severity include increases in medical cost inflation rates, the changing use of medical care procedures, the introduction of new products and changes in internal claim practices. Other trends include changes in the legislative and regulatory environment over workers’ compensation claims and evolving exposures to claims relating to molestation or abuse and other mass torts. In the case of the reserves for asbestos exposures, factors contributing to the high degree of uncertainty include inadequate loss development patterns, plaintiffs’ expanding theories of liability, the risks inherent in major litigation, and inconsistent emerging legal doctrines. In the case of the reserves for environmental exposures, factors contributing to the high degree of uncertainty include expanding theories of liabilities and damages, the risks inherent in major litigation, inconsistent decisions concerning the existence and scope of coverage for environmental claims, and uncertainty as to the monetary amount being sought by the claimant from the insured.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

The following table presents (favorable) unfavorable prior accident years reserve development:

	For the years ended December 31,
	2013	2012	2011
Auto liability	$144	$(25)	$(97)
Homeowners	(6)	(32)	(1)
Professional liability	(29)	40	29
Package business	2	(20)	(76)
General liability	(75)	(87)	(40)
Fidelity and surety	(8)	(9)	(7)
Commercial property	(7)	(8)	(4)
Net asbestos reserves	130	48	294
Net environmental reserves	12	10	26
Uncollectible reinsurance	(25)	—	—
Workers’ compensation	(2)	78	171
Workers’ compensation - NY 25a Fund for Reopened Cases	80	—	—
Change in workers’ compensation discount, including accretion	30	52	38
Catastrophes	(63)	(66)	37
Other reserve re-estimates, net	$9	$15	$(3)
Total prior accident years development	$192	$(4)	$367
Net unfavorable reserve development in 2013 primarily included the following:

•	a strengthening in commercial auto liability reserves, for accident years 2010 to 2012;

•	a strengthening related to the closing of the New York Section 25A Fund for Reopened Cases (the "Fund");

•	a strengthening of net asbestos reserves driven by the annual ground-up asbestos reserve evaluation;

•	partially offset by a release of general liability reserves, for accident years 2006 to 2011; and

•	also offset by a release of professional liability reserves, for accident years 2008 to 2012; and

•	also offset by a release of catastrophe reserves primarily related to Storm Sandy.
Net favorable reserve development in 2012 primarily included the following:

•	a release of general liability reserves, for accident years 2006 to 2008;

•	a release of catastrophes, primarily related to the 2001 World Trade Center worker's compensation claims;

•	partially offset by a strengthening of reserves for workers’ compensation reserves, for accident years 2009 to 2011; and

•	also offset by a strengthening of asbestos and environmental reserves.
Net unfavorable reserve development in 2011 primarily included the following:

•	a strengthening of reserves for workers’ compensation reserves, for accident years 2008 to 2010;

•	a strengthening of asbestos and environmental reserves;

•	partially offset by a release of auto liability claims for accident years 2006 to 2010; and

•	also offset by a release of package business liability coverages in accident years 2005 to 2009.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

Life Insurance Products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities for group life, disability and accident, for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2013	2012	2011
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$6,547	$6,547	$6,388
Reinsurance recoverables	252	233	209
Beginning liabilities for unpaid losses and loss adjustment expenses, net	6,295	6,314	6,179
Add provision for unpaid losses and loss adjustment expenses
Current year	2,534	2,989	3,196
Prior years	(17)	52	98
Total provision for unpaid losses and loss adjustment expenses	2,517	3,041	3,294
Less payments
Current year	1,207	1,460	1,524
Prior years	1,564	1,600	1,635
Total payments	2,771	3,060	3,159
Ending liabilities for unpaid losses and loss adjustment expenses, net	6,041	6,295	6,314
Reinsurance recoverables	267	252	233
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$6,308	$6,547	$6,547
The liability for unpaid losses and loss adjustment expenses for group life, disability and accident contracts was discounted to present value using rates based on the Company’s earned investment yield estimated at the time the claims are incurred.
The decrease in the provision for unpaid losses and loss adjustment expenses is due to favorable claim recoveries, particularly on the long-term disability product.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is as follows:

	2013	2012
Group life term, disability and accident unpaid losses and loss adjustment expenses	$6,308	$6,547
Group life other unpaid losses and loss adjustment expenses	206	206
Individual life unpaid losses and loss adjustment expenses	167	173
Future policy benefits	12,988	12,350
Future policy benefits and unpaid losses and loss adjustment expenses	$19,669	$19,276

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Debt
The Company’s long-term debt securities are issued by either HFSG Holding Company or HLI, and are unsecured obligations of HFSG Holding Company or HLI, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI. The Company's revolving credit facility debt is secured by Japan government bonds and is drawn by HLIKK.
Debt is carried net of discount. Short-term and long-term debt by issuance are as follows:

	As of December 31,
	2013	2012
Revolving Credit Facilities	$238	$—
Senior Notes and Debentures
4.625% Notes, due 2013	—	320
4.75% Notes, due 2014	200	200
4.0% Notes, due 2015	289	300
7.3% Notes, due 2015	167	200
5.5% Notes, due 2016	275	300
5.375% Notes, due 2017	415	499
4.0% Notes, due 2017	295	325
6.3% Notes, due 2018	320	500
6.0% Notes, due 2019	413	500
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	796	796
7.65% Notes, due 2027	79	149
7.375% Notes, due 2031	63	92
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	295	299
6.1% Notes, due 2041	326	325
6.625% Notes, due 2042	178	424
4.3% Notes, due 2043	298	—
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Notes and Debentures	6,306	7,126
Less: Current maturities	200	320
Long-Term Debt	6,106	6,806
Total Debt	$6,544	$7,126

The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $397, $457 and $508 on long-term debt for the years ended December 31, 2013, 2012 and 2011, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Debt (continued)

Collateralized Advances
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2013, HLIC had no advances outstanding under the FHLBB facility.
Senior Notes
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
On April 18, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043 for net proceeds of approximately $295, after deducting underwriting discounts and expenses from the offering. The 4.3% Notes bear interest at an annual fixed rate of 4.3% from the date of issuance to April 15, 2043, payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013. The Company, at its option, can redeem the 4.3% Notes at any time in whole, or from time to time in part, at a redemption price at a discount rate of US Treasury due November 15, 2042 plus 25 basis points, or if greater, 100% of the principal amount of notes to be redeemed, plus accrued and unpaid interest to the date of redemption.
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
13. Debt (continued)

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
The Debentures rank equally in right of payment and upon liquidation with (i) any indebtedness the terms of which provide that such indebtedness ranks equally with the Debentures, including guarantees of such indebtedness, (ii) the Company’s existing 8.125% fixed-to-floating rate junior subordinated debentures due 2068 (the “8.125% Debentures”), (iii) the Company’s Income Capital Obligation Notes due 2067, issuable pursuant to the Junior Subordinated Indenture, dated as of February 12, 2007, between the Company and Wilmington Trust Company (the “ICON securities”), (iv) our trade accounts payable, and (v) any of our indebtedness owed to a person who is our subsidiary or employee.
Long-Term Debt Maturities
Long-term debt maturities (at par values), as of December 31, 2013 are summarized as follows:

2014	$200
2015	456
2016	275
2017	711
2018	320
Thereafter	4,438
Shelf Registrations
On August 9, 2013, the Company filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-190506) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. In that The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during the three-year life of the registration statement.
Contingent Capital Facility
The Company is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2013, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the "Credit Facility") that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. As of December 31, 2013, there were no borrowings outstanding under the Credit Facility. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company's outstanding junior subordinated debentures and, if any, perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is limited to 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of December 31, 2013, the Company was in compliance with all financial covenants under the Credit Facility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Debt (continued)

HLIKK has four revolving credit facilities in support of operations. Two of the credit facilities have no amounts drawn as of December 31, 2013 with borrowing limits of approximately ¥5 billion, or $48 each, and individually have expiration dates of January 5, 2015 and September 30, 2014. In December 2013, HLIKK entered into two new revolving credit facility agreements with two Japanese banks in order to finance certain withholding taxes on mutual fund gains, that are subsequently credited to HLIKK's tax liability when HLIKK files its’ income tax returns. At December 31, 2013, HLIKK had drawn the total borrowing limits of ¥5 billion, or $48, and ¥20 billion, or $190 on these credit facilities. The ¥5 billion credit facility accrues interest at a variable rate based on the one month Tokyo Interbank Offering Rate (TIBOR) plus 3 bps, which as of December 31, 2013 the interest rate was 18 bps, and the ¥20 billion credit facility accrues interest at a variable rate based on TIBOR plus 3 bps, or the actual cost of funding, which as of December 31, 2013 the interest rate was 20 bps. Both of the credit facilities expire on September 30, 2014.
Commercial Paper
While The Hartford's maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. There is no commercial paper outstanding as of December 31, 2013.
Consumer Notes
The Company issued consumer notes through its Retail Investor Notes Program prior to 2009. A consumer note is an investment product distributed through broker-dealers directly to retail investors as medium-term, publicly traded fixed or floating rate, or a combination of fixed and floating rate notes. Consumer notes are part of the Company’s spread-based business and proceeds are used to purchase investment products, primarily fixed rate bonds. Proceeds are not used for general operating purposes. Consumer notes maturities may extend up to 30 years and have contractual coupons based upon varying interest rates or indexes (e.g. consumer price index) and may include a call provision that allows the Company to extinguish the notes prior to its scheduled maturity date. Certain Consumer notes may be redeemed by the holder in the event of death. Redemptions are subject to certain limitations, including calendar year aggregate and individual limits. The aggregate limit is equal to the greater of $1 or 1% of the aggregate principal amount of the notes as of the end of the prior year. The individual limit is $250 thousand per individual. Derivative instruments are utilized to hedge the Company’s exposure to market risks in accordance with Company policy. As of December 31, 2013, these consumer notes have interest rates ranging from 4% to 6% for fixed notes and, for variable notes, based on December 31, 2013 rates, either consumer price index plus 102 to 247 basis points, or indexed to the S&P 500, Dow Jones Industrials, or the Nikkei 225. The aggregate maturities of Consumer Notes are as follows: $14 in 2014, $32 in 2015, $18 in 2016, $12 in 2017, $8 thereafter. For 2013, 2012 and 2011, interest credited to holders of consumer notes was $6, $10, and $15, respectively.
14. Income Taxes
Income (loss) from continuing operations before income taxes included income (loss) from domestic operations of $276, $(1,267) and $344 for the years ended December 31, 2013, 2012 and 2011, and income (loss) from foreign operations of $(213), $686 and $(144) for the years ended December 31, 2013, 2012 and 2011. Substantially all of the income (loss) from foreign operations is earned by a Japanese subsidiary.
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2013	2012	2011
Income Tax Expense (Benefit)
Current - U.S. Federal	$219	$33	$(543)
International	89	6	22
Total current	308	39	(521)
Deferred - U.S. Federal Excluding NOL Carryforward	(233)	(377)	921
U.S. Net Operating Loss Carryforward	(86)	(301)	(652)
International	(236)	158	(121)
Total deferred	(555)	(520)	148
Total income tax benefit	$(247)	$(481)	$(373)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets (liabilities) include the following:

	As of December 31,
Deferred Tax Assets	2013	2012
Tax discount on loss reserves	$632	$621
Tax basis deferred policy acquisition costs	207	481
Unearned premium reserve and other underwriting related reserves	434	414
Investment-related items	1,641	1,525
Insurance product derivatives	13	454
Employee benefits	523	599
Minimum tax credit	823	860
Net operating loss carryover	1,093	1,007
Foreign tax credit carryover	163	149
Capital loss carryover	—	5
Other	63	118
Total Deferred Tax Assets	5,592	6,233
Valuation Allowance	(4)	(58)
Deferred Tax Assets, Net of Valuation Allowance	5,588	6,175
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(894)	(1,694)
Net unrealized gains on investments	(669)	(2,396)
Other depreciable and amortizable assets	(185)	(143)
Total Deferred Tax Liabilities	(1,748)	(4,233)
Net Deferred Tax Asset	$3,840	$1,942
As of December 31, 2013 and 2012, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $3,123 and $2,946, respectively, consisting of U.S. losses of $3,123 and $2,725, respectively, and foreign losses of $0 and $221. The U.S. losses expire as follows: $12 from 2014-2020, $3,111 from 2026-2032.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized.
The deferred tax asset valuation allowance was $4 as of December 31, 2013 relating mostly to U.S. net operating losses and $58 as of December 31, 2012 relating mostly to foreign net operating losses. The change in the valuation allowance is primarily related to the sale of the U.K. variable annuity business.
In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset. In 2011, the Company released $86, or 100% of the valuation allowance associated with realized capital losses based on the availability of additional tax planning strategies. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized realized capital losses.
Included in Other liabilities in the Consolidated Balance Sheets as of December 31, 2013 and 2012 are net deferred tax liabilities related to Japan of $61 and $376, respectively.  The net deferred tax liability of $61 as of December 31, 2013 was comprised of taxes on future taxable income related to owed reinsurance recoverables, loss reserves and foreign currency translation adjustments.
The December 31, 2012 net deferred tax liability is comprised of a gross deferred tax asset of $274 related to tax discount on loss reserves and a gross deferred tax liability of $650, comprised primarily of $331 for deferred policy acquisition costs and $197 for foreign currency translation adjustments.
As of December 31, 2013 the Company had a current income tax receivable of $72, of which $70 was a payable related to Japan and due to a foreign jurisdiction. As of December 31, 2012 the Company had a current income tax receivable of $19, of which $1 was related to Japan and due from a foreign jurisdiction.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Income Taxes (continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2011are expected to conclude in 2015, with no material impact on the consolidated financial condition or results of operations. In addition, in 2011 the Company recorded a tax benefit of $52 as a result of a resolution of a tax matter with the IRS for the computation of the dividends-received deduction (“DRD”) for years 1998, 2000 and 2001. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company’s unrecognized tax benefits were unchanged during the years ended December 31, 2013, 2012 and 2011, remaining at $48 as of December 31, 2013 and 2012. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized interest income (expense) of $5, $0, and $5 during the years ended December 31, 2013, 2012 and 2011, respectively. The Company had approximately $1 of interest payable and $1 of interest receivable accrued as of December 31, 2013 and 2012, respectively. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	For the years ended December 31,
	2013	2012	2011
Tax provision (benefit) at U.S. Federal statutory rate	$22	$(203)	$70
Tax-exempt interest	(138)	(141)	(148)
Dividends received deduction	(139)	(145)	(206)
Valuation allowance	(2)	—	(85)
Other	10	8	(4)
Provision (benefit) for income taxes	$(247)	$(481)	$(373)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Commitments and Contingencies
Contingencies Relating to Corporate Litigation and Regulatory Matters
Management evaluates each contingent matter separately. A loss is recorded if probable and reasonably estimable. Management establishes liabilities for these contingencies at its “best estimate,” or, if no one number within the range of possible losses is more probable than any other, the Company records an estimated liability at the low end of the range of losses.
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

Mutual Funds Litigation - In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In February 2014, the plaintiffs expressed their intent to file a new complaint that would, among other things, add as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and name as a defendant Hartford Funds Management Company, LLC (“HFMC”), which assumed the role as advisor to the funds as of January 2013. HFMC and HIFSCO dispute the allegations and intend to defend vigorously.

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
As of December 31, 2013 and 2012, the Company reported $1.7 billion and $1.8 billion of net asbestos reserves and $276 and $297 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Commitments and Contingencies (continued)

Lease Commitments
The total rental expense on operating leases was $79, $105, and $122 in 2013, 2012, and 2011, respectively, which excludes sublease rental income of $8, $6, and $13 in 2013, 2012 and 2011, respectively.
Future minimum lease commitments as of December 31, 2013 are as follows:

Operating Leases
2014	$59
2015	51
2016	40
2017	31
2018	22
Thereafter	28
Total minimum lease payments [1]	$231
[1] Excludes expected future minimum sublease income of approximately $4, $3, $2, $2, $2 and $4, in 2014, 2015, 2016, 2017, 2018 and thereafter respectively.
The Company’s lease commitments consist primarily of lease agreements for office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. Capital lease assets are included in property and equipment.
Unfunded Commitments
As of December 31, 2013, the Company has outstanding commitments totaling $703, of which $531 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $165 is largely related to commercial whole loans the Company is expecting to fund in the first half of 2014. The remaining outstanding commitments are related to various funding obligations associated with private placement securities.
Guaranty Fund and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurers. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to [one] or [two] percent of the premiums written per year depending on the state.
The Hartford accounts for guaranty fund and other related assessments in accordance with Accounting Standards Codification 405-30, “Insurance-Related Assessments.” Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2013 and 2012, the liability balance was $138 and $160 respectively. As of December 31, 2013 and 2012, $37 and $34 related to premium tax offsets were included in other assets. In 2011, The Company recognized $22 for expected assessments related to the Executive Life Insurance Company of New York ("ELNY") insolvency.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2013 was $1.2 billion. Of this $1.2 billion the legal entities have posted collateral of $1.4 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2013, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $12 to be posted as collateral. Based on derivative market values as of December 31, 2013, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $33 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
Guarantees
In the ordinary course of selling businesses or entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business or entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. The Company does not expect to make any payments on these guarantees and is not carrying any liabilities associated with these guarantees.
16. Equity
Series F Preferred Stock
On March 23, 2010, The Hartford issued 23 million depositary shares, each representing a 1/40th interest in The Hartford’s 7.25% mandatory convertible preferred stock, Series F, at a price of $25 per depositary share and received net proceeds of approximately $556. Cumulative dividends on each share of the mandatory convertible preferred stock were payable at a rate of 7.25% per annum on the initial liquidation preference of $1,000 per share. On April 1, 2013 the mandatory convertible preferred stock converted to 21.2 million shares of common stock.
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
Outstanding Capital Purchase Program Warrants
The Hartford has warrants outstanding and exercisable that expire on June 26, 2019. These warrants were originally issued on June 26, 2009 as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”). In 2010, the Treasury sold its warrants to purchase approximately 52 million shares of The Hartford’s common stock in a secondary public offering for net proceeds of approximately $706.
The Hartford’s declaration of dividends on its common stock in excess of a threshold results in adjustments to the warrant exercise price.
The warrant exercise price was $9.504 , $9.599, and $9.699 at December 31, 2013, 2012 and 2011, respectively. The exercise price will be paid by withholding by The Hartford of a number of shares of common stock issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of The Hartford’s common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent. Total warrants outstanding and exercisable as of December 31, 2013, 2012, and 2011, were 32.4 million, 52.1 million, and 52.1 million, respectively. Warrant exercises and repurchases under the Equity Repurchase Program in 2013 were 18.1 million and 1.6 million, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Equity (continued)

Equity Repurchase Program
On January 31, 2013, the Board of Directors authorized a capital management plan which provides for a $500 equity repurchase program to be completed by December 31, 2014. On June 26, 2013 the Board of Directors approved a $750 increase in the Company's authorized equity repurchase program, bringing the total authorization to $1.25 billion, with $617 remaining as of December 31, 2013.
In January 2014, the Board of Directors approved an increase in the Company's authorized equity repurchase program by an amount that, when combined with the amount remaining under the existing authorization, provides the Company with the ability to repurchase $2 billion, in equity during the period commencing on January 1, 2014 and ending on December 31, 2015.
During the year ended December 31, 2013, the Company repurchased 19.2 million common shares, for $600, and 1.6 million warrants, for $33, through this program.
The Company repurchased 7.7 million common shares, for $262, from January 1, 2014 to February 25, 2014.
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
The statutory net income (loss) and statutory capital and surplus were as follows:

	For the years ended December 31,
Statutory Net Income (Loss)	2013	2012	2011
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$2,144	$592	$(1,272)
Property and casualty insurance subsidiaries	1,217	883	514
Total	$3,361	$1,475	$(758)

	As of December 31,
Statutory Capital and Surplus	2013	2012
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$6,639	$6,410
Property and casualty insurance subsidiaries	8,022	7,645
Total	$14,661	$14,055
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion and $1.1 billion, as of December 31, 2013 and 2012, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Equity (continued)

Regulatory Capital Requirements
The Hartford's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus, referred to collectively as capital, appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is two times the ACL RBC (“Company Action Level”). The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level (known as the RBC ratio). All of The Hartford's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, The Hartford's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of Company Action Level as of December 31, 2013 and 2012. The RBC ratios for The Hartford's principal life insurance operating subsidiaries were all in excess of 425% of Company Action Level as of December 31, 2013 and 2012. In addition, all other domestic life insurance subsidiaries, comprising less than 10% of the capital of the Company's U.S. life insurance subsidiaries, have RBC ratios that exceed the minimum level required by the applicable insurance regulations. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which The Hartford operates generally establish minimum solvency requirements for insurance companies. All of The Hartford's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities. The solvency margin ratio for The Hartford's insurance subsidiary in Japan as of its last fiscal year end, March 31, 2013, was in excess of three times the amount of capital that would require corrective action.
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
The Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2014 without prior approval from the applicable insurance commissioner. The life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $560 in 2014. In 2014, HFSG Holding Company anticipates receiving approximately $800 in dividends from its property-casualty insurance subsidiaries, net of dividends to fund interest payments on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company, and no ordinary dividends from the life insurance subsidiaries.
On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. In 2013, HFSG Holding Company and HLI received no ordinary dividends from the life insurance subsidiaries, and HFSG Holding Company received $950 in ordinary dividends from its property-casualty insurance subsidiaries. The amount received from its property-casualty insurance subsidiaries included $150 related to funding interest payments on an intercompany note between Hartford Holdings Inc. and Hartford Fire Insurance Company and $800 used in conjunction with other resources at the HFSG Holding Company principally to fund dividends, interest, capital contributions to subsidiaries, debt maturities and equity repurchases.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $20 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss)
Changes in AOCI, net of tax and DAC, by component consist of the following:

For the year ended December 31, 2013

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843
OCI before reclassifications	(1,416)	51	(195)	(337)	74	(1,823)
Amounts reclassified from AOCI	(1,015)	(16)	(125)	22	35	(1,099)
Net OCI	(2,431)	35	(320)	(315)	109	(2,922)
Ending balance	$987	$(12)	$108	$91	$(1,253)	$(79)

For the year ended December 31, 2012

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$1,511	$(99)	$516	$574	$(1,251)	$1,251
OCI before reclassifications	1,928	149	58	(168)	(320)	1,647
Amounts reclassified from AOCI	(21)	(97)	(146)	—	209	(55)
Net OCI	1,907	52	(88)	(168)	(111)	1,592
Ending balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843

For the year ended December 31, 2011

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$(556)	$(108)	$385	$467	$(1,178)	$(990)
OCI before reclassifications	2,151	37	217	107	(170)	2,342
Amounts reclassified from AOCI	(84)	(28)	(86)	—	97	(101)
Net OCI	2,067	9	131	107	(73)	2,241
Ending balance	$1,511	$(99)	$516	$574	$(1,251)	$1,251

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For year ended December 31, 2013	For year ended December 31, 2012	For year ended December 31, 2011
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$1,562	$32	$129	Net realized capital gains (losses)
	1,562	32	129	Total before tax
	547	11	45	Income tax expense
	$1,015	$21	$84	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$25	$149	$43	Net realized capital gains (losses)
	25	149	43	Total before tax
	9	52	15	Income tax expense (benefit)
	$16	$97	$28	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$91	$90	$9	Net realized capital gains (losses)
Interest rate swaps	97	140	126	Net investment income
Foreign currency swaps	4	(6)	(3)	Net realized capital gains (losses)
	192	224	132	Total before tax
	67	78	46	Income tax expense
	$125	$146	$86	Net income (loss)
Foreign Currency Translation Adjustments
Currency translation adjustments [3]	$(34)	$—	$—	Net realized capital gains (losses)
	(34)	—	—	Total before tax
	(12)	—	—	Income tax expense
	$(22)	$—	$—	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$7	$(90)	$10	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(61)	(232)	(159)	Insurance operating costs and other expenses
	(54)	(322)	(149)	Total before tax
	(19)	(113)	(52)	Income tax expense
	(35)	(209)	(97)	Net income (loss)
Total amounts reclassified from AOCI	$1,099	$55	$101	Net income (loss)

[1]	The December 31, 2013 amount includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The December 31, 2013 amount includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

[3]	The December 31, 2013 amount relates to the sale of the UK variable annuity business.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Employee Benefit Plans
The Company maintains The Hartford Retirement Plan for U.S. Employees, a U.S. qualified defined benefit pension plan (the “Plan”) that covers substantially all U.S. employees hired prior to January 1, 2013. Effective for all employees who joined the Company on or after January 1, 2001, a new component or formula was applied under the Plan referred to as the “cash balance formula”. The Company began using the cash balance formula to calculate future pension benefits for services rendered on or after January 1, 2009 for all employees hired before January 1, 2001. These amounts are in addition to amounts earned by those employees through December 31, 2008 under the traditional final average pay formula.
The Company also maintains non-qualified pension plans to provide retirement benefits previously accrued that are in excess of Internal Revenue Code limitations.
Effective December 31, 2012, the Company amended the Plan to freeze participation and benefit accruals. As a result, employees do not accrue further benefits under the cash balance formula of the plan after that date, although interest will continue to accrue to existing account balances. Compensation earned by employees up to December 31, 2012 will be used for purposes of calculating benefits under the Plan but there will be no future benefit accruals after that date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The freeze also applies to The Hartford Excess Pension Plan II, the Company's non-qualified excess benefit plan for certain highly compensated employees.
The Company provides certain health care and life insurance benefits for eligible retired employees. The Company’s contribution for health care benefits will depend upon the retiree’s date of retirement and years of service. In addition, the plan has a defined dollar cap for certain retirees which limits average Company contributions. The Hartford has prefunded a portion of the health care obligations through a trust fund where such prefunding can be accomplished on a tax effective basis. Effective January 1, 2002, Company-subsidized retiree medical, retiree dental and retiree life insurance benefits were eliminated for employees with original hire dates with the Company on or after January 1, 2002. The Company also amended its postretirement medical, dental and life insurance coverage plans to no longer provide subsidized coverage for employees who retire on or after January 1, 2014.
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 4.75% and 4.25% were the appropriate discount rates as of December 31, 2013 to calculate the Company’s pension and other postretirement obligations, respectively. Accordingly, the 4.75% and 4.25% discount rates will also be used to determine the Company’s 2014 pension and other postretirement expense, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management determined the long-term rate of return assumption to be 7.10%. This assumption will also be used to determine the Company's 2014 expense.
Weighted average assumptions used in calculating the benefit obligations and the net amount recognized as of December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate	4.75%	4.00%	4.25%	3.50%
Rate of increase in compensation levels	—%	3.75%	N/A	N/A

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s pension plans were as follows:

	For the years ended December 31,
	2013	2012	2011
Discount rate	4.00%	4.50%	5.50%
Expected long-term rate of return on plan assets	7.10%	7.30%	7.30%
Rate of increase in compensation levels	3.75%	3.75%	4.00%
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s other postretirement plans were as follows:

	For the years ended December 31,
	2013	2012	2011
Discount rate	3.50%	4.00%	5.25%
Expected long-term rate of return on plan assets	7.10%	7.30%	7.30%
Assumed health care cost trend rates were as follows:

	As of December 31,
	2013	2012	2011
Pre-65 health care cost trend rate	8.05%	8.45%	8.95%
Post-65 health care cost trend rate	5.70%	6.15%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020	2019
A one-percentage point change in assumed health care cost trend rates would have an insignificant effect on the amounts reported for other postretirement plans.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of The Hartford’s defined benefit pension and postretirement health care and life insurance benefit plans for the years ended December 31, 2013 and 2012. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligation	2013	2012	2013	2012
Benefit obligation — beginning of year	$6,080	$5,465	$313	$424
Service cost (excluding expenses)	1	92	—	2
Interest cost	238	250	11	14
Plan participants’ contributions	—	—	24	20
Actuarial loss (gain)	14	28	39	1
Settlements	—	(3)	—	—
Curtailment gain due to plan freeze	—	(42)	—	(116)
Change in assumptions	(508)	545	(19)	19
Benefits paid	(308)	(256)	(58)	(54)
Retiree drug subsidy	—	—	2	3
Foreign exchange adjustment	(1)	1	—	—
Benefit obligation — end of year	$5,516	$6,080	$312	$313

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

			Other Postretirement
	Pension Benefits		Benefits
Change in Plan Assets	2013	2012	2013	2012
Fair value of plan assets — beginning of year	$4,850	$4,513	$220	$203
Actual return on plan assets	(27)	381	13	17
Employer contributions	101	201	—	—
Benefits paid [1]	(278)	(230)	(20)	—
Expenses paid	(15)	(13)	—	—
Settlements	—	(3)	—	—
Foreign exchange adjustment	(1)	1	—	—
Fair value of plan assets — end of year	$4,630	$4,850	$213	$220
Funded status — end of year	$(886)	$(1,230)	$(99)	$(93)

[1]	In 2013 other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $123 and $116 held in rabbi trusts and designated for the non-qualified pension plans as of December 31, 2013 and 2012, respectively. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,753 and $4,966 as of December 31, 2013 and 2012, respectively, and the funded status of pension benefits would have been $(763) and $(1,114) as of December 31, 2013 and 2012, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $5,515 and $6,079 as of December 31, 2013 and 2012, respectively.
The following table provides information for The Hartford’s defined benefit pension plans with an accumulated benefit obligation in excess of plan assets.

	As of December 31,
	2013	2012
Projected benefit obligation	$5,516	$6,080
Accumulated benefit obligation	5,515	6,079
Fair value of plan assets	4,630	4,850
Amounts recognized in the Consolidated Balance Sheets as of December 31 consist of:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Other assets	$—	$—	$—	$—
Other liabilities	886	1,230	99	93
Total	$886	$1,230	$99	$93

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
Total net periodic benefit cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$1	$92	$102	$—	$2	$5
Interest cost	238	250	259	11	14	20
Expected return on plan assets	(315)	(312)	(298)	(14)	(14)	(14)
Amortization of prior service credit	—	(9)	(9)	(7)	(4)	(1)
Amortization of actuarial loss	59	231	159	2	1	—
Settlements	—	1	—	—	—	—
Curtailment gain due to plan freeze	—	(11)	—	—	(1)	—
Net periodic benefit cost	$(17)	$242	$213	$(8)	$(2)	$10
Amounts recognized in other comprehensive income (loss) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Amortization of actuarial loss	$(59)	$(231)	$(2)	$(1)
Settlement loss	—	(1)	—	—
Amortization of prior service credit	—	21	7	(111)
Net (gain) loss arising during the year	(137)	477	21	18
Total	$(196)	$266	$26	$(94)
Amounts in accumulated other comprehensive income (loss) on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Net loss	$1,979	$2,175	$77	$58
Prior service credit	—	—	(103)	(110)
Total	$1,979	$2,175	$(26)	$(52)
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2014 is $44. The estimated prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2014 is $(7). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is $3.

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
The Company’s pension plan and other postretirement benefit plans’ target allocation by asset category is presented in the table below.

		Target Asset Allocation
	Pension Plans		Other Postretirement Plans
	(minimum)	(maximum)	(minimum)	(maximum)
Equity securities	10%	25%	15%	35%
Fixed income securities	50%	70%	65%	85%
Alternative assets	10%	25%	—%	—%
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
The Company’s pension plan and other postretirement benefit plans’ weighted average asset allocation at December 31, 2013 and 2012 is presented in the table below.

	Percentage of Pension Plans Assets At Fair Value as of December 31,		Percentage of Other Postretirement Plans Assets at Fair Value as of December 31,
	2013	2012	2013	2012
Equity securities	23%	20%	31%	23%
Fixed income securities	57%	60%	68%	77%
Alternative Assets	20%	20%	1%	—%
Total	100%	100%	100%	100%
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Pension Plan Assets
The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$13	$364	$—	$377
Fixed Income Securities:
Corporate	—	890	12	902
RMBS	—	156	2	158
U.S. Treasuries	10	922	1	933
Foreign government	—	42	4	46
CMBS	—	196	1	197
Other fixed income [1]	—	85	10	95
Equity Securities:
Large-cap domestic	—	514	—	514
Mid-cap domestic	50	—	—	50
Small-cap domestic	50	—	—	50
International	459	1	—	460
Other equities	—	—	—	—
Other investments:
Hedge funds	—	499	361	860
Total pension plan assets at fair value [2]	$582	$3,669	$391	$4,642

[1]	Includes ABS, municipal bonds, and foreign bonds.

[2]	Excludes approximately $34 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $22 of interest receivable carried at fair value.
The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$2	$514	$—	$516
Fixed Income Securities:
Corporate	—	908	3	911
RMBS	—	325	3	328
U.S. Treasuries	35	980	—	1,015
Foreign government	—	52	2	54
CMBS	—	166	—	166
Other fixed income [1]	—	77	9	86
Equity Securities:
Large-cap domestic	—	591	—	591
Mid-cap domestic	51	—	—	51
Small-cap domestic	44	—	—	44
International	258	—	—	258
Other equities	—	1	—	1
Other investments:
Hedge funds	—	633	263	896
Total pension plan assets at fair value [2]	$390	$4,247	$280	$4,917

[1]	Includes ABS and municipal bonds.

[2]	Excludes approximately $76 of investment payables net of investment receivables that are not carried at fair value. Also excludes approximately $9 of interest receivable carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

The tables below provide a fair value level 3 rollforward for the years ended December 31, 2013 and 2012 for the Pension Plan Assets for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due to both observable and unobservable factors.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Other fixed income	Hedge funds	Totals
Fair Value as of January 1, 2013	$3	$3	$2	$9	$263	$280
Realized gains/(losses), net	—	—	—	—	(6)	(6)
Changes in unrealized gains/(losses), net	—	—	—	(1)	2	1
Purchases	12	—	2	10	200	224
Sales	(3)	(1)	—	(3)	(79)	(86)
Transfers into Level 3	—	—	—	1	36	37
Transfers out of Level 3	—	—	—	(4)	(55)	(59)
Fair Value as of December 31, 2013	$12	$2	$4	$12	$361	$391
During the year ended December 31, 2013, transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Other fixed income	Hedge funds	Totals
Fair Value as of January 1, 2012	$3	$11	$3	$4	$759	$780
Realized gains/(losses), net	—	(1)	—	—	17	16
Changes in unrealized gains/(losses), net	1	1	—	—	(2)	—
Purchases	1	17	1	10	267	296
Sales	(2)	(25)	(2)	(1)	(106)	(136)
Transfers into Level 3	—	—	—	3	—	3
Transfers out of Level 3	—	—	—	(7)	(672)	(679)
Fair Value as of December 31, 2012	$3	$3	$2	$9	$263	$280
During the year ended December 31, 2012, transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs. There was no Company common stock included in the Plan’s assets as of December 31, 2013 and 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

The fair value of the Company’s other postretirement plan assets by asset category are as follows:

	Other Postretirement Plan Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$10	$—	$10
Fixed Income Securities:
Corporate	—	55	—	55
RMBS	—	19	—	19
U.S. Treasuries	—	38	—	38
Foreign government	—	1	—	1
CMBS	—	24	—	24
Other fixed income	—	4	—	4
Equity Securities:
Large-cap	—	66	—	66
Total other postretirement plan assets at fair value [1]	$—	$217	$—	$217
[1] Excludes approximately $5 of investment payables net of investment receivables that are not carried at fair value and
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
[1] Excludes approximately $10 of investment payables net of investment receivables that are not carried at fair value and approximately $1 of interest receivable carried at fair value.

There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2013 and 2012.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Employee Benefit Plans (continued)

Cash Flows
The following table illustrates the Company’s prior contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2013	$101	$—
2012	$201	$—
In 2013, the Company, at its discretion, made $100 in contributions to the U.S. qualified defined benefit pension plan. The Company does not have a 2014 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2014. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2014 to make this determination.
Employer contributions in 2013 and 2012 were made in cash and did not include contributions of the Company’s common stock.
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2013:

	Pension Benefits	Other Postretirement Benefits
2014	$324	$43
2015	310	40
2016	317	37
2017	324	34
2018	331	32
2019 - 2023	1,740	121
Total	$3,346	$307
In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2013:

2014	$3
2015	3
2016	4
2017	4
2018	4
2019 - 2023	22
Total	$40
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the same level of Company contributions, with respect to employee compensation in excess of the limit that can be recognized under the tax-qualified Investment and Savings Plan. Eligible compensation includes overtime and bonuses but is limited to a total, for the Investment and Savings Plan and Excess Savings Plan combined, of $1 annually. The total cost to The Hartford for these plans was approximately $123 for 2013.
Prior to January 1, 2013, the contributions to The Hartford Investment and Savings Plan were matched, up to 3.0% of base salary, by the Company. In 2012, employees who had earnings of less than $110 thousand in the preceding year also received a contribution of 1.5% of base salary and employees who had earnings of $110 thousand or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $58, and $59 for 2012 and 2011, respectively.

Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford in 2013, 2012, and 2011 for these plans was immaterial.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Stock Compensation Plans
The Company has four stock-based compensation plans which are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2013 and 2012, the Company issued shares from treasury in satisfaction of stock-based compensation.

	For the year ended December 31,
	2013	2012	2011
Stock-based compensation plans expense	$69	$95	$53
Income tax benefit	(24)	(33)	(19)
Total stock-based compensation plans expense, after-tax	$45	$62	$34
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2013, the total compensation cost related to non-vested awards not yet recognized was $105, which is expected to be recognized over a weighted average period of 2.2 years.
Stock Plan
The Hartford 2010 Incentive Stock Plan (the "2010 Stock Plan") provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The aggregate number of shares of stock which may be awarded is subject to a maximum limit of 18,000,000 shares applicable to all awards for the ten-year duration of the 2010 Stock Plan. If any award under the prior The Hartford Incentive Stock Plan (as approved by the Company’s shareholders in 2000) or under the prior The Hartford 2005 Incentive Stock Plan (as approved by the Company’s shareholders in 2005) that was outstanding as of March 31, 2010, is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the 2010 Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2013, there were 8,143,264 shares available for future issuance.
The fair values of awards granted under the 2010 Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards granted or modified in 2006 and later, the Company began expensing awards to retirement-eligible employees immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive. Awards granted prior to October 2013 provide for accelerated vesting upon a change of control of the Company as defined in the 2010 Stock Plan; awards granted in October 2013 or later do not provide for accelerated vesting upon a change of control so long as the awards are assumed or replaced with substantially equivalent awards, in which case vesting is accelerated if an employee is terminated without cause, or terminates for good reason, within two years of the change of control.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Stock Compensation Plans (continued)

	For the year ended December 31,
	2013			2012
Expected dividend yield	1.7%			1.3%
Expected annualized spot volatility	31.1%	-	48.1%	38.6%	-	51.5%
Weighted average annualized volatility	47.3%			51.4%
Risk-free spot rate	0.1%	-	1.9%	0.1%	-	2.0%
Expected term	5.0 years			5.2 years
A summary of the status of non-qualified stock options included in the Company’s Stock Plans as of December 31, 2013
and changes during the year then ended is presented below:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	4,537	$38.42	5.2 years	$—
Granted	1,287	24.15
Exercised	(405)	16.36
Forfeited	(364)	41.19
Expired	(521)	37.65
Outstanding at end of year	4,534	36.34	6.2 years	$—
Outstanding, fully vested and expected to vest	4,389	36.78	6.2 years	$—
Exercisable at end of year	2,188	$50.03	3.8 years	$—
The weighted average grant-date fair value of options granted during the years ended 2013, 2012, and 2011 was $7.78, $7.41 and 10.76, respectively. The total intrinsic value of options exercised during the years ended 2013, 2012 and 2011 was $5, $4, and $2, respectively.
Share Awards
Share awards are valued equal to the market price of the Company’s common stock on the date of grant. Share awards granted under the Stock Plans and outstanding include restricted stock units, restricted stock and performance shares. Generally, restricted stock units vest at or over three years. Restricted stock awards are granted to non employee directors and generally vest in one year. Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved over a specified period, generally three years. The maximum award of restricted stock units, restricted stock or performance shares for any individual employee in any year under the 2010 Stock Plan is 500,000 shares or units.
A summary of the status of the Company’s non-vested share awards as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

Non-vested Shares	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	6,991	$22.98
Granted	4,291	26.61
Vested	(1,511)	25.54
Forfeited	(1,228)	22.86
Non-vested at end of year	8,543	$24.37
The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $42, $20 and $20, respectively, based on estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2013, 2012 and 2011.

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
There were no restricted units awarded for 2013 or 2012. As of December 31, 2013 and 2012, 27 thousand and 832 thousand restricted units were outstanding, respectively.
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
There were no deferred stock units awarded in 2013 or 2012.
A summary of the status of the Company’s non-vested awards under the Deferred Stock Unit Plan as of December 31, 2013, is presented below:

Non-vested Units	Restricted Units (in thousands)	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	309	25.08
Granted	—	—
Vested	(306)	25.04
Forfeited	(3)	28.99
Non-vested at end of year	—	$—
Subsidiary Stock Plan
In 2013 The Hartford established a subsidiary stock-based compensation plan similar to The Hartford 2010 Incentive Stock Plan except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plans expense of $1 in the year ended December 31, 2013 for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company will recognize a noncontrolling equity interest. Employees will be restricted from selling vested subsidiary stock to other than the Company and the Company will have discretion on the amount of stock to repurchase. Therefore the subsidiary stock will be classified as equity because it is not mandatorily redeemable.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Stock Compensation Plans (continued)

Employee Stock Purchase Plan
In 1996, the Company established The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. In 2009 and prior years, eligible employees of The Hartford purchased common stock of the Company at a 15% discount from the lower of the closing market price at the beginning or end of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2013, there were 5,476,032 shares available for future issuance. During the years ended 2013, 2012 and 2011, 321,723, 688,655, and 768,380 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $1.52, $1.00 and $1.03 during the years ended 2013 , 2012 and 2011, respectively. In 2013, 2012, and 2011, the fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.
Additionally, The Hartford has established employee stock purchase sub-plans for certain employees of the Company's international subsidiaries. Under these sub-plans, participants may purchase common stock of The Hartford at a fixed price. The activity under these programs is not material.
20. Discontinued Operations
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary. For further information regarding the sale of HLIL, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
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
The following table summarizes the amounts related to discontinued operations in the Consolidated Statements of Operations.

	For the years ended December 31,
	2013	2012	2011
Revenues
Earned premiums	$4	$—	$—
Fee income and other	13	46	50
Net investment income (loss)
Securities available-for-sale and other	(3)	10	26
Equity securities, trading	140	201	(14)
Total Net Investment Income	137	211	12
Net realized capital losses	(49)	33	75
Other revenues	—	—	48
Total revenues	105	290	185
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2	2	(2)
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	140	201	(14)
Amortization of DAC	—	—	—
Insurance operating costs and other expenses	23	39	95
Total benefits, losses and expenses	165	242	79
Income (loss) before income taxes	(60)	48	106
Income tax expense (benefit)	(28)	(15)	49
Income (loss) from operations of discontinued operations, net of tax	(32)	63	57
Net realized capital gain (loss) on disposal, net of tax [1]	(102)	(1)	82
Income (loss) from discontinued operations, net of tax	$(134)	$62	$139
[1] Includes an income tax benefit of $219 on the sale of HLIL for the year ended December 31, 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 24 months. For related discussion of the Company's business disposition transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2013. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to December 31, 2013, and asset impairment charges, if any, will be expensed in the period incurred as appropriate.
In 2013, the Company initiated a plan to consolidate its real estate operations in Connecticut, including the intention to exit certain facilities and relocate employees. The consolidation of real estate in Connecticut is consistent with the Company's strategic business realignment and follows the completion of sales of the Retirement Plans and Individual Life businesses. Asset related charges will be incurred over the remaining estimated useful life of facilities, and relocation and other maintenance charges will be recognized as incurred. The program costs will be recognized in the Corporate category for segment reporting.
Restructuring and other costs of approximately $291, before tax have been incurred by the Company to date in connection with these activities. The Company's estimate of and actual costs incurred for restructuring activities may differ from its current estimate as the Company executes on its operational and strategic initiatives.
Estimated restructuring and other costs, including costs incurred to date, as of December 31, 2013 are as follows:

Property & Casualty Commercial	$6
Consumer Markets	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	69
Corporate	264
Total estimated restructuring and other costs	$347
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Severance benefits	$22	$148	$17
Professional fees	19	44	—
Asset impairment charges	20	5	—
Contract termination and other charges	6	2	8
Total restructuring and other costs	$67	$199	$25
Restructuring and other costs costs, included in insurance operating costs and other expenses in the Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	For the Years Ended December 31,
	2013	2012	2011
Property & Casualty Commercial	$1	$5	$—
Consumer Markets	—	1	—
Group Benefits	—	1	—
Mutual Funds	1	3	—
Talcott Resolution	1	68	—
Corporate	64	121	25
Total restructuring and other costs	$67	$199	$25

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Restructuring and Other Costs (continued)

Changes in the accrued restructuring and other costs liability balance included in other liabilities in the Consolidated Balance Sheets are as follows:

	For the year ended December 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Contract Termination and Other Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	22	19	20	6	67
Payments/write-offs	(70)	(19)	(20)	—	(109)
Balance, end of period	$22	$—	$—	$6	$28

	For the year ended December 31, 2012
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Contract Termination and Other Charges	Total Restructuring and Other Costs
Balance, beginning of period	$12	$—	$—	$5	$17
Accruals/provisions	148	44	5	2	199
Payments/write-offs	(90)	(44)	(5)	(7)	(146)
Balance, end of period	$70	$—	$—	$—	$70

22. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$9,043	$7,525	$5,465	$4,565	$5,641	$6,332	$6,087	$7,700
Benefits, losses and expenses	9,480	7,544	5,685	4,839	5,298	6,380	5,710	7,940
Income (loss) from continuing operations, net of tax	(240)	60	(64)	(108)	298	(7)	316	(45)
Income (loss) from discontinued operations, net of tax	(1)	36	(126)	7	(5)	20	(2)	(1)
Net income (loss)	(241)	96	(190)	(101)	293	13	314	(46)
Less: Preferred stock dividends and accretion of discount	10	10	—	11	—	10	—	11
Net income (loss) available to common shareholders [1]	$(251)	$86	$(190)	$(112)	$293	$3	$314	$(57)
Basic earnings (losses) per common share	$(0.58)	$0.20	$(0.42)	$(0.26)	$0.65	$0.01	$0.70	$(0.13)
Diluted earnings (losses) per common share [1]	$(0.58)	$0.18	$(0.42)	$(0.26)	$0.60	$0.01	$0.65	$(0.13)
Weighted average common shares outstanding, basic	436.3	440.7	451.4	438.2	452.1	435.8	451.1	436.2
Weighted average shares outstanding and dilutive potential common shares	436.3	469.0	451.4	438.2	490.6	461.7	486.1	436.2
[1] In periods of a net loss available to common shareholders, the Company uses basic weighted average common shares outstanding in the calculation of diluted loss per common share, since the inclusion of shares for warrants, stock compensation plans and the assumed conversion of the preferred shares to common would have been antidilutive to the earnings (loss) per common share calculation. In the absence of the net loss available to common shareholders, weighted average common shares outstanding and dilutive potential common shares would have totaled 485.8 million , 488.9 million, 493.1 million and 489.0 million for the three months ended June 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013, respectively. In addition, assuming the impact of mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 489.9 million and 482.7 million for the three months ended March 31, 2012 and September 30, 2012, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(In millions)

	As of December 31, 2013
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$8,231	$8,208	$8,208
States, municipalities and political subdivisions	11,932	12,173	12,173
Foreign governments	4,228	4,104	4,104
Public utilities	5,605	5,940	5,940
All other corporate bonds	21,408	22,550	22,550
All other mortgage-backed and asset-backed securities	9,237	9,382	9,382
Total fixed maturities, available-for-sale	60,641	62,357	62,357
Fixed maturities, at fair value using fair value option	958	844	844
Total fixed maturities	61,599	63,201	63,201
Equity Securities
Common stocks
Industrial, miscellaneous and all other	485	523	523
Non-redeemable preferred stocks	365	345	345
Total equity securities, available-for-sale	850	868	868
Equity securities, trading	14,504	19,745	19,745
Total equity securities	15,354	20,613	20,613
Mortgage loans	5,598	5,641	5,598
Policy loans	1,420	1,480	1,420
Investments in partnerships and trusts	3,040	3,040	3,040
Futures, options and miscellaneous	1,150	521	521
Short-term investments	4,017	4,008	4,008
Total investments	$92,178	$98,504	$98,401

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2013	2012
Assets
Fixed maturities, available-for-sale, at fair value	$1,064	$542
Other investments	17	23
Short-term investments	801	825
Investment in affiliates	23,353	28,104
Deferred income taxes	1,227	1,317
Unamortized Issue Costs	51	60
Other assets	45	30
Total assets	$26,558	$30,901
Liabilities and Stockholders’ Equity
Net payable to affiliates [1]	$407	$267
Short-term debt (includes current maturities of long-term debt)	200	320
Long-term debt	5,964	6,566
Other liabilities	1,082	1,301
Total liabilities	7,653	8,454
Total stockholders’ equity	18,905	22,447
Total liabilities and stockholders’ equity	$26,558	$30,901

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2013	2012	2011
Net investment income	$10	$3	$2
Net realized capital losses	(7)	(6)	(5)
Total revenues	3	(3)	(3)
Interest expense	384	439	490
Other expenses	178	926	(41)
Total expenses	562	1,365	449
Loss before income taxes and earnings of subsidiaries	(559)	(1,368)	(452)
Income tax benefit	(187)	(482)	(154)
Loss before earnings of subsidiaries	(372)	(886)	(298)
Earnings of subsidiaries	548	848	1,010
Net income (loss)	176	(38)	712
Other comprehensive income (loss) - parent company:
Change in net gain/loss on cash-flow hedging instruments	(11)	—	—
Change in net unrealized gain/loss on securities	(13)	1	—
Change in pension and other postretirement plan adjustments	127	(172)	(57)
Other comprehensive loss, net of taxes before other comprehensive income of subsidiaries	103	(171)	(57)
Other comprehensive income of subsidiaries	2,819	1,763	2,298
Total other comprehensive income	2,922	1,592	2,241
Total comprehensive income	$2,746	$1,554	$2,953

[1]
Pursuant to an intercompany note agreement between White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer, and the Company, WRR may borrow up to $1 billion from the Company in order to maintain certain statutory capital levels required by its plan of operations and which can be used by WRR to settle outstanding intercompany payables with Hartford Life and Annuity Insurance Company, an indirect wholly-owned subsidiary of the Company. As of December 31, 2013, WRR has borrowed $655 under this intercompany note agreement.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011
Operating Activities
Net income	$176	$(38)	$712
Loss on extinguishment of debt	176	910	—
Undistributed earnings of subsidiaries	(549)	(847)	(1,011)
Change in operating assets and liabilities	1,170	770	625
Cash provided by operating activities	973	795	326
Investing Activities
Net sales of short-term investments	(454)	213	432
Capital contributions to subsidiaries	1,211	(334)	(126)
Cash provided by (used for) investing activities	757	(121)	306
Financing Activities
Proceeds from issuance of long-term debt	295	2,123	—
Repurchase of warrants	(33)	(300)	—
Repayments of long-term debt	(1,190)	(2,133)	(400)
Treasury stock acquired	(600)	(154)	(46)
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	20	7	9
Dividends paid — Preferred shares	(21)	(42)	(42)
Dividends paid — Common Shares	(201)	(175)	(153)
Cash used for financing activities	(1,730)	(674)	(632)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$366	$443	$483
Dividends Received from Subsidiaries	$1,096	$1,026	$976

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred Policy Acquisition Costs and Present Value of Future Profits	Future Policy Benefits, Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Other Policyholder Funds and Benefits Payable

As of December 31, 2013
Property & Casualty Commercial	$404	$16,293	$3,188	$—
Consumer Markets	145	1,864	1,858	—
Property & Casualty Other Operations	—	3,548	1	—
Group Benefits	41	6,547	65	188
Mutual Funds	19	—	—	—
Talcott Resolution	1,552	13,122	112	58,571
Corporate	—	(1)	1	4
Consolidated	$2,161	$41,373	$5,225	$58,763
As of December 31, 2012
Property & Casualty Commercial	$407	$16,020	3,170	—
Consumer Markets	141	1,926	1,799	—
Property & Casualty Other Operations	—	3,771	1	—
Group Benefits	43	6,791	68	228
Mutual Funds	22	—	—	—
Talcott Resolution	5,112	12,485	106	70,669
Corporate	—	(1)	1	4
Consolidated	$5,725	$40,992	$5,145	$70,901

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)

(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income (Loss)	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs and Present Value of Future Profits	Insurance Operating Costs and Other Expenses [1]	Net Written Premiums [2]
For the year ended December 31, 2013
Property & Casualty Commercial	$6,315	$984	$4,085	$905	$1,190	6,208
Consumer Markets	3,823	145	2,580	332	761	3,719
Property & Casualty Other Operations	—	141	148	—	27	2
Group Benefits	3,330	390	2,518	33	964	—
Mutual Funds	678	—	—	39	521	—
Talcott Resolution	2,148	7,736	7,677	1,392	2,244	—
Corporate	12	27	—	—	757	—
Consolidated	$16,306	$9,423	$17,008	$2,701	$6,464	$9,929
For the year ended December 31, 2012
Property & Casualty Commercial	6,361	924	4,575	927	1,139	6,209
Consumer Markets	3,791	159	2,630	332	769	3,630
Property & Casualty Other Operations	(2)	149	65	—	28	8
Group Benefits	3,810	405	3,029	33	1,033	—
Mutual Funds	599	(3)	—	35	452	—
Talcott Resolution	3,548	6,926	7,312	661	1,833	—
Corporate	168	31	—	—	1,850	—
Consolidated	18,275	8,591	17,611	1,988	7,104	9,847
For the year ended December 31, 2011
Property & Casualty Commercial	6,224	910	4,584	917	1,170	6,176
Consumer Markets	3,903	187	2,886	337	871	3,675
Property & Casualty Other Operations	—	151	317	—	24	1
Group Benefits	4,147	411	3,306	35	1,121	—
Mutual Funds	649	(3)	—	47	448	—
Talcott Resolution	3,909	1,239	2,192	1,108	1,463	—
Corporate	209	23	(3)	—	710	—
Consolidated	19,041	2,918	13,282	2,444	5,807	9,852

[1]	Includes interest expense, goodwill impairment, loss on extinguishment of debt, and reinsurance loss on disposition.

[2]	Excludes life insurance pursuant to Regulation S-X.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2013
Life insurance in-force	$883,387	$278,059	$49,789	$655,117	8%
Insurance revenues
Property and casualty insurance	$10,494	871	241	9,864	2%
Life insurance and annuities	6,182	1,718	80	4,544	2%
Accident and health insurance	1,616	62	58	1,612	4%
Total insurance revenues	$18,292	$2,651	$379	$16,020	2%
For the year ended December 31, 2012
Life insurance in-force	$946,160	$137,719	$48,032	$856,473	6%
Insurance revenues
Property and casualty insurance	$10,484	796	205	9,893	2%
Life insurance and annuities	6,572	458	69	6,183	1%
Accident and health insurance	1,928	66	68	1,930	4%
Total insurance revenues	$18,984	$1,320	$342	$18,006	2%
For the year ended December 31, 2011
Life insurance in-force	$992,921	$139,590	$47,365	$900,696	5%
Insurance revenues
Property and casualty insurance	$10,337	688	225	9,874	2%
Life insurance and annuities	7,170	463	71	6,778	1%
Accident and health insurance	2,122	61	63	2,124	3%
Total insurance revenues	$19,629	$1,212	$359	$18,776	2%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/ Other	Balance December 31,
2013
Allowance for doubtful accounts and other	$117	$56	$—	$(48)	$125
Allowance for uncollectible reinsurance	268	(1)	2	(25)	244
Valuation allowance on mortgage loans	68	2	—	(3)	67
Valuation allowance for deferred taxes	58	(2)	—	(52)	4
2012
Allowance for doubtful accounts and other	$119	$44	$—	$(46)	$117
Allowance for uncollectible reinsurance	290	10	—	(32)	268
Valuation allowance on mortgage loans	102	(14)	—	(20)	68
Valuation allowance for deferred taxes	83	(25)	—	—	58
2011
Allowance for doubtful accounts and other	$119	$45	$—	$(45)	$119
Allowance for uncollectible reinsurance	290	5	—	(5)	290
Valuation allowance on mortgage loans	155	26	—	(79)	102
Valuation allowance for deferred taxes	165	(82)	—	—	83
THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2013	$553	$6,621	$192	$6,826
2012	$538	$7,274	$(4)	$7,098
2011	$542	$7,420	$367	$7,218

[1]
Reserves for permanently disabled claimants and certain structured settlement contracts that fund loss run-offs have been discounted using the weighted average interest rates of 3.5%, 4.0%, and 4.4% for 2013, 2012, and 2011, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Liam E. McGee	Chairman, Chief Executive Officer and Director	February 28, 2014

	Liam E. McGee	(Principal Executive Officer)

	/s/ Christopher J. Swift	Executive Vice President and Chief Financial Officer	February 28, 2014

	Christopher J. Swift	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 28, 2014

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 28, 2014

Robert B. Allardice III

	*	Director	February 28, 2014

Trevor Fetter

	*	Director	February 28, 2014

Paul G. Kirk, Jr.

	*	Director	February 28, 2014

Kathryn A. Mikells

	*	Director	February 28, 2014

Michael G. Morris

	*	Director	February 28, 2014

Thomas A. Renyi

	*	Director	February 28, 2014

Julie G. Richardson

	*	Director	February 28, 2014

Virginia P. Ruesterholz

	*	Director	February 28, 2014

Charles B. Strauss

	*	Director	February 28, 2014

H. Patrick Swygert

*By:	/s/ Alan J. Kreczko

Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
3.01
Amended and Restated Certificate of Incorporation of The Hartford, (as amended by the Certificate of Elimination of the Series B Non-Voting Contingent Convertible Preferred Stock, Series C Non-Voting Contingent Convertible Preferred Stock, and 7.25% Mandatory Convertible Preferred Stock, Series F of the Hartford, dated September 20, 2013).**

3.02	Amended and Restated By-Laws of The Hartford, amended effective September 20, 2012.	8-K	001-13958	3.1	09/21/2012
4.01	Amended and Restated Certificate of Incorporation of The Hartford (filed as an exhibit to this report as indicated in Exhibit 3.01 hereto).
4.02	Amended and Restated By-Laws of The Hartford, amended effective September 20, 2012.	8-K	001-13958	3.1	09/21/2012
4.03	Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee.	S-3	333-103915	4.03	03/19/2003
4.04	Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.03 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee.	S-3/A	333-49666	4.30	12/27/2000
4.05	Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.03 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	09/17/2002
4.06	Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture filed as Exhibit 4.03 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	05/30/2003
4.07	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	03/12/2004
4.08	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford and LaSalle Bank, N.A., as Trustee.	8-K	001-13958	4.1	02/16/2007
4.09	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.10	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.1	06/06/2008
4.11	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.2	06/06/2008
4.12	Replacement Capital Covenant, dated as of June 6, 2008.	8-K	001-13958	4.4	06/06/2008

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.13	Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009.	8-K	001-13958	4.1	06/26/2009
4.14	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.3	04/06/2012
4.15	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	001-13958	4.7	08/09/2013
10.01	Preferred Partnership Agreement dated December 5, 2011 by and between The Hartford, Hartford Life, Inc., Hartford Investment Financial Services, LLC, HL Investment Advisors, LLC and Wellington Management Company, LLP.†	10-K	001-13958	10.01	03/01/2013
10.02	Four-Year Revolving Credit Facility Agreement, dated January 6, 2012, among The Hartford, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Citibank, N.A., as syndication agents, and the lenders referred to therein.	8-K	001-13958	10.1	01/06/2012
*10.03	The Hartford Senior Executive Officer Severance Pay Plan.	10-K	001-13958	10.07	02/25/2011
*10.04	The Hartford Senior Executive Severance Pay Plan, as amended and restated effective February 22, 2011.	10-K	001-13958	10.08	02/25/2011
*10.05	2010 Incentive Stock Plan, as amended effective February 25, 2014.**
*10.06	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.07	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Non-Employee Directors, as amended effective December 15, 2010.	10-K	001-13958	10.11	02/25/2011
*10.08	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.09	Summary of Annual Executive Bonus Program.	8-K	001-13958	10.2	05/25/2010
*10.10	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.11	The Hartford Deferred Stock Unit Plan, as amended on October 22, 2009.	8-K/A	001-13958	10.02	10/22/2009
*10.12	Form of Award Letters for Deferred Unit and Restricted Units under The Hartford’s Deferred Stock Unit Plan.	10-Q	001-13958	10.03	11/03/2009
*10.13	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.14	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.2	05/24/2005
*10.15	The Hartford Incentive Stock Plan, as amended.	10-K	001-13958	10.09	02/12/2009
*10.16	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.17	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.18	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.19	The Hartford Excess Savings Plan IA, as amended January 1, 2013.	10-K	001-13958	10.20	03/01/2013
10.20	Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A.	8-K	001-13958	10.1	02/16/2007
10.21	Warrant and Debentures Purchase Agreement, dated as of March 30, 2012, between The Hartford and Allianz SE.	8-K	001-13958	10.1	04/02/2012
12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. **
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
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