Form 10-Q
period 2014-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2014-04-30
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of April 23, 2014, there were outstanding 449,692,411 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2013 Form 10-K Annual Report. These important risks and uncertainties include:

•	risks that the total capital benefits of the Hartford Life Insurance KK transaction and the U.S. GAAP after-tax loss and statutory surplus loss at closing could differ materially from estimates;

•
challenges related to the Company’s current operating environment, including global political, economic and market conditions, and the effect of financial market disruptions, economic downturns or other potentially adverse macroeconomic developments on the attractiveness of our products, the returns in our investment portfolios and the hedging costs associated with our variable annuities business;

•	the risks, challenges and uncertainties associated with the realignment of our business to focus on our property and casualty, group benefits and mutual fund businesses;

•	the risks, challenges and uncertainties associated with our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

•	execution risk related to the continued reinvestment of our investment portfolios and refinement of our hedge program for our run-off annuity block;

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

•
the cost and other effects of increased regulation as a result of the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the potential effect of other domestic and foreign regulatory developments, including those that could adversely impact the demand for the Company’s products, operating costs and required capital levels;

•	unfavorable judicial or legislative developments;

•	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 30, 2014

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In millions, except for per share data)	2014	2013
	(Unaudited)
Revenues
Earned premiums	$3,301	$3,252
Fee income	621	680
Net investment income (losses):
Securities available-for-sale and other	836	856
Equity securities, trading	(236)	2,562
Total net investment income	600	3,418
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(23)	(33)
OTTI losses recognized in other comprehensive income (“OCI”)	1	12
Net OTTI losses recognized in earnings	(22)	(21)
Net realized capital gains on business dispositions	—	1,574
Other net realized capital gains (losses)	(64)	53
Total net realized capital gains (losses)	(86)	1,606
Other revenues	25	68
Total revenues	4,461	9,024
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,604	2,664
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities	(236)	2,562
Amortization of deferred policy acquisition costs and present value of future profits	396	1,336
Insurance operating costs and other expenses	947	1,005
Loss on extinguishment of debt	—	213
Reinsurance loss on dispositions, including reduction in goodwill of $156 in 2013	—	1,574
Interest expense	95	107
Total benefits, losses and expenses	3,806	9,461
Income (loss) from continuing operations before income taxes	655	(437)
Income tax expense (benefit)	160	(197)
Income (loss) from continuing operations, net of tax	495	(240)
Loss from discontinued operations, net of tax	—	(1)
Net income (loss)	$495	$(241)
Preferred stock dividends	—	10
Net income (loss) available to common shareholders	$495	$(251)
Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$1.10	$(0.57)
Diluted	$1.03	$(0.57)
Net income (loss) available to common shareholders per common share
Basic	$1.10	$(0.58)
Diluted	$1.03	$(0.58)
Cash dividends declared per common share	$0.15	$0.10
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions)	2014	2013
	(Unaudited)
Comprehensive Income
Net income (loss)	$495	$(241)
Other comprehensive income (loss):
Change in net unrealized gain on securities	699	(889)
Change in OTTI losses recognized in other comprehensive income	2	15
Change in net gain/loss on cash-flow hedging instruments	13	(108)
Change in foreign currency translation adjustments	17	(220)
Change in pension and other postretirement plan adjustments	7	8
Total other comprehensive income (loss)	738	(1,194)
Total comprehensive income (loss)	$1,233	$(1,435)
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $60,455 and $60,641) (includes variable interest entity assets, at fair value, of $18 and $31)	$63,339	$62,357
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $155 and $161)	1,009	844
Equity securities, trading, at fair value (cost of $12,988 and $14,504)	17,418	19,745
Equity securities, available-for-sale, at fair value (cost of $745 and $850)	779	868
Mortgage loans (net of allowances for loan losses of $17 and $67)	5,707	5,598
Policy loans, at outstanding balance	1,429	1,420
Limited partnerships and other alternative investments (includes variable interest entity assets of $3 and $4)	3,021	3,040
Other investments	340	521
Short-term investments (includes variable interest entity assets, at fair value, of $12 and $3)	4,042	4,008
Total investments	97,084	98,401
Cash	1,285	1,428
Premiums receivable and agents’ balances, net	3,466	3,465
Reinsurance recoverables, net	23,139	23,330
Deferred policy acquisition costs and present value of future profits	2,092	2,161
Deferred income taxes, net	3,211	3,840
Goodwill	498	498
Property and equipment, net	870	877
Other assets	2,786	2,998
Separate account assets	138,492	140,886
Total assets	$272,923	$277,884
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,461	$41,373
Other policyholder funds and benefits payable	38,430	39,029
Other policyholder funds and benefits payable – international variable annuities	17,406	19,734
Unearned premiums	5,326	5,225
Short-term debt	532	438
Long-term debt	5,818	6,106
Other liabilities (includes variable interest entity liabilities of $20 and $33)	5,684	6,188
Separate account liabilities	138,492	140,886
Total liabilities	253,149	258,979
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	9,549	9,894
Retained earnings	11,111	10,683
Treasury stock, at cost — 38,437,249 and 37,632,782 shares	(1,550)	(1,598)
Accumulated other comprehensive income (loss), net of tax	659	(79)
Total stockholders’ equity	19,774	18,905
Total liabilities and stockholders’ equity	$272,923	$277,884
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended March 31,
(In millions, except for share data)	2014	2013
	(Unaudited)
Preferred Stock
Balance, beginning of period	$—	$556
Conversion of shares to common stock	—	—
Balance, end of period	$—	$556
Common Stock	5	5
Additional Paid-in Capital, beginning of period	9,894	10,038
Repurchase of warrants	—	(3)
Issuance of shares under incentive and stock compensation plans	(30)	(42)
Tax benefits on employee stock options and awards	3	—
Issuance of shares for warrant exercise	(318)	—
Additional Paid-in Capital, end of period	9,549	9,993
Retained Earnings, beginning of period	10,683	10,745
Net income (loss)	495	(241)
Dividends on preferred stock	—	(10)
Dividends declared on common stock	(67)	(45)
Retained Earnings, end of period	11,111	10,449
Treasury Stock, at Cost, beginning of period	(1,598)	(1,740)
Treasury stock acquired	(300)	(45)
Issuance of shares under incentive and stock compensation plans from treasury stock	43	60
Return of shares under incentive and stock compensation plans and other to treasury stock	(13)	(7)
Issuance of shares for warrant exercise	318	—
Treasury Stock, at Cost, end of period	(1,550)	(1,732)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(79)	2,843
Total other comprehensive income (loss)	738	(1,194)
Accumulated Other Comprehensive Income, net of tax, end of period	659	1,649
Total Stockholders’ Equity	$19,774	$20,920
Preferred Shares Outstanding (in thousands)	—	575
Common Shares Outstanding beginning of period (in thousands)	453,290	436,306
Treasury stock acquired	(8,821)	(1,765)
Issuance of shares under incentive and stock compensation plans	996	1,079
Return of shares under incentive and stock compensation plans and other to treasury stock	(357)	(284)
Issuance of shares for warrant exercise	7,378	—
Common Shares Outstanding, at end of period	452,486	435,336
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2014	2013
Operating Activities	(Unaudited)
Net income (loss)	$495	$(241)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	396	1,336
Additions to deferred policy acquisition costs and present value of future profits	(350)	(332)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	107	(346)
Change in reinsurance recoverables	3	(30)
Change in receivables and other assets	(69)	(123)
Change in payables and accruals	(399)	(84)
Change in accrued and deferred income taxes	117	(51)
Net realized capital (gains) losses	86	(1,595)
Net receipts (disbursements) from investment contracts related to policyholder funds—international variable annuities	(2,458)	(834)
Net (increase) decrease in equity securities, trading	2,458	834
Depreciation and amortization	60	52
Loss on extinguishment of debt	—	213
Reinsurance loss on dispositions	—	1,574
Other operating activities, net	(97)	(187)
Net cash provided by operating activities	349	186
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,015	7,687
Fixed maturities, fair value option	55	49
Equity securities, available-for-sale	118	89
Mortgage loans	96	161
Partnerships	123	147
Payments for the purchase of:
Fixed maturities, available-for-sale	(7,654)	(7,653)
Fixed maturities, fair value option	(168)	(31)
Equity securities, available-for-sale	(28)	(46)
Mortgage loans	(204)	(30)
Partnerships	(70)	(164)
Proceeds from business sold	—	485
Derivatives, net	(17)	(776)
Change in policy loans, net	9	(6)
Additions to property and equipment, net	(33)	—
Change in short-term investments, net	(44)	385
Other investing activities, net	(2)	10
Net cash provided by investing activities	196	307
Financing Activities
Deposits and other additions to investment and universal life-type contracts	817	2,502
Withdrawals and other deductions from investment and universal life-type contracts	(4,687)	(6,763)
Net transfers from separate accounts related to investment and universal life-type contracts	3,581	4,082
Repayments at maturity or settlement of consumer notes	(6)	(29)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	147	472
Repurchase of warrants	—	(3)
Repayment of debt	(200)	(1,018)
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	30	(5)
Treasury stock acquired	(300)	(35)
Dividends paid on preferred stock	—	(11)
Dividends paid on common stock	(67)	(44)
Net cash used for financing activities	(685)	(852)
Foreign exchange rate effect on cash	(3)	(77)
Net decrease in cash	(143)	(436)
Cash – beginning of period	1,428	2,421
Cash – end of period	$1,285	$1,985
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(126)	$21
Interest paid	$82	$85
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
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. For further discussion of these and other such transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
On December 12, 2013, the Company completed the sale of Hartford Life International Limited ("HLIL"), an indirect wholly-owned subsidiary. For further discussion of this transaction, see Note 2 - Business Dispositions and Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2013 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes as of March 31, 2014, and for the three months ended March 31, 2014 and 2013 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. In 2014, a subsidiary of the Company changed its method of reporting revenues and expenses. Fee income and directly related expenses previously reported as gross amounts are being reported as a net amount in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations. This change in the method of reporting revenues and expenses did not have a material impact on the Company’s condensed consolidated results of operations, financial position or liquidity. The Condensed Consolidated Financial Statements have been retrospectively adjusted to conform to the current year presentation.
The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2013 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) in which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but are not required to consolidate are reported using the equity method. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated. For further information on VIEs see Note 6 -Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
Discontinued Operations
The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company presents the operations of businesses that meet these criteria as discontinued operations in the Condensed Consolidated Financial Statements. Accordingly, results of operations for prior periods are retrospectively reclassified. For information on the specific businesses and related impacts, see Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

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
Future Adoption of New Accounting Standard
Reporting Discontinued Operations
In April 2014, the FASB issued updated guidance on reporting discontinued operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The Hartford will apply the guidance to new disposals and operations newly classified as held for sale beginning first quarter of 2015, with no effect on existing reported discontinued operations. The effect on the Company’s future results of operations or financial condition will depend on the nature of future disposal transactions.
Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended March 31,
	2014	2013
Tax benefit at U.S. Federal statutory rate	$229	$(153)
Tax-exempt interest	(35)	(34)
Dividends received deduction	(27)	(32)
Other [1]	(7)	22
Income tax expense (benefit)	$160	$(197)

[1]	Includes a permanent difference of $25 related to non-deductible goodwill for the three months ended March 31, 2013.

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
The Company and its subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction, and various states and foreign jurisdictions as applicable. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The audit of the years 2007-2009 commenced during 2010 and is expected to conclude in the second half of 2015. The 2010-2011 audit commenced in the fourth quarter of 2012 and is expected to conclude by the end of 2015. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $4 as of March 31, 2014 and December 31, 2013 attributable mostly to U.S. net operating losses. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
2. Business Dispositions
Sale of Hartford Life International Limited ("HLIL")
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary, in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited, a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $102 upon disposition for the year ended December 31, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations as further discussed in Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements. The Company's U.K. variable annuities business is included in the Talcott Resolution reporting segment.
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $24 for the year ended December 31, 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized $634 in reinsurance loss on disposition offset by $634 in net realized capital gains for the year ended December 31, 2013.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Dispositions (continued)

Sale of Individual Life
On January 2, 2013, the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. The Company recognized a reinsurance loss on business disposition of $533, pre-tax, which included a goodwill impairment charge of $342 and a loss accrual for premium deficiency of $191 for the year ended December 31, 2012. For additional information, see Note 2 - Business Dispositions and Note 9 - Goodwill and Other Intangible Assets in The Hartford's 2013 Annual Report on Form 10-K. Upon closing the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax.
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
Composition of Invested Assets Transferred
The following table summarizes invested assets transferred by the Company in January 2013 in connection with the sale of the Retirement Plans and Individual Life businesses.

As of
December 31, 2012
Carrying Value
Fixed maturities, at fair value (amortized cost of $13,916) [1]	$15,349
Equity securities, AFS, at fair value (cost of $35) [2]	37
Fixed maturities, at fair value using the FVO [3]	16
Mortgage loans (net of allowances for loan losses of $1)	1,364
Policy loans, at outstanding balance	582
Total invested assets transferred	$17,348

[1]	Includes $14.7 billion and $670 of securities in level 2 and 3 of the fair value hierarchy, respectively.

[2]	All equity securities transferred are included in level 2 of the fair value hierarchy.

[3]	All FVO securities transferred are included in level 3 of the fair value hierarchy.

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

	Three Months Ended March 31,
(In millions, except for per share data)	2014	2013
Earnings
Income (loss) from continuing operations
Income (loss) from continuing operations, net of tax	$495	$(240)
Less: Preferred stock dividends	—	10
Income (loss) from continuing operations, net of tax, available to common shareholders	$495	$(250)
Income (loss) from discontinued operations, net of tax	$—	$(1)
Net income (loss)
Net income (loss)	$495	$(241)
Less: Preferred stock dividends	—	10
Net income (loss) available to common shareholders	$495	$(251)
Shares
Weighted average common shares outstanding, basic	449.8	436.3
Dilutive effect of warrants	22.6	—
Dilutive effect of stock compensation plans	6.2	—
Weighted average shares outstanding and dilutive potential common shares	478.6	436.3
Earnings (loss) per common share
Basic
Income (loss) from continuing operations, net of tax, available to common shareholders	$1.10	$(0.57)
Income (loss) from discontinued operations, net of tax	—	(0.01)
Net income (loss) available to common shareholders	$1.10	$(0.58)
Diluted
Income (loss) from continuing operations, net of tax, available to common shareholders	$1.03	$(0.57)
Income (loss) from discontinued operations, net of tax	—	(0.01)
Net income (loss) available to common shareholders	$1.03	$(0.58)
For the three months ended March 31, 2013, mandatory convertible preferred shares, along with the related dividend adjustment, of 21.2 million, would have been antidilutive to the earnings per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 493.1 million for the three months ended March 31, 2013.
As a result of the losses available to common shareholders for the three months ended March 31, 2013, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for warrants of 31.7 million, stock compensation plans of 3.9 million and mandatory convertible preferred shares, along with the related dividend adjustment, of 21.2 million, would have been antidilutive to the earnings (loss) per share calculations. Had there been income available to common shareholders during the period, weighted average common shares outstanding and dilutive potential common shares would have totaled 493.1 million.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Segment Information
The Company currently conducts business principally in six reporting segments, as well as a Corporate category. The Company’s reporting segments, as well as the Corporate category, are as follows:
Property & Casualty Commercial
Property & Casualty Commercial provides workers’ compensation, property, automobile, marine, livestock, liability and umbrella coverages primarily throughout the U.S., along with a variety of customized insurance products and risk management services including professional liability, fidelity, surety, and specialty casualty coverages.
Consumer Markets
Consumer Markets provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP. Consumer Markets previously operated a member contact center for health insurance products offered through the AARP Health program ("Catalyst 360"). For further information regarding the sale of Catalyst 360 in 2013, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Property & Casualty Other Operations
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and substantially all of the Company’s asbestos and environmental exposures.
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
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's U.S. annuity, international (primarily in Japan) annuity, and institutional and private-placement life insurance businesses, as well as the Retirement Plans and Individual Life businesses that were sold in January 2013 and the Company's discontinued U.K. variable annuity business. For further information regarding the sale of these businesses, see Note 2 - Business Dispositions and Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Net income (loss)	2014	2013
Property & Casualty Commercial	$242	$253
Consumer Markets	99	77
Property & Casualty Other Operations	22	21
Group Benefits	51	42
Mutual Funds	21	18
Talcott Resolution	145	(294)
Corporate	(85)	(358)
Net income (loss)	$495	$(241)
The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Revenues	2014	2013
Earned premiums and fee income
Property & Casualty Commercial
Workers’ compensation	$732	$733
Property	136	125
Automobile	144	144
Package business	283	281
Liability	145	138
Fidelity and surety	51	49
Professional liability	50	59
Total Property & Casualty Commercial	1,541	1,529
Consumer Markets
Automobile	636	619
Homeowners	292	277
Total Consumer Markets [1]	928	896
Group Benefits
Group disability	369	359
Group life	388	426
Other	42	41
Total Group Benefits	799	826
Mutual Funds
Retail and Retirement	138	124
Annuity	36	36
Total Mutual Funds	174	160
Talcott Resolution	477	518
Corporate	3	3
Total earned premiums and fee income	3,922	3,932
Net investment income (loss):
Securities available-for-sale and other	836	856
Equity securities, trading	(236)	2,562
Total net investment income	600	3,418
Net realized capital gains (losses)	(86)	1,606
Other revenues	25	68
Total revenues	$4,461	$9,024

[1]	For the three months ended March 31, 2014 and 2013, AARP members accounted for earned premiums of $736 and $697, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. For the three months ended March 31, 2014 and 2013, transfers from Level 1 to Level 2 were $1.3 billion and $115, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,252	$—	$2,196	$56
Collateralized debt obligations ("CDOs")	2,394	—	1,682	712
Commercial mortgage-backed securities ("CMBS")	4,568	—	3,976	592
Corporate	29,040	—	27,797	1,243
Foreign government/government agencies	4,050	—	3,996	54
Municipal	12,682	—	12,604	78
Residential mortgage-backed securities ("RMBS")	4,556	—	3,228	1,328
U.S. Treasuries	3,797	309	3,488	—
Total fixed maturities	63,339	309	58,967	4,063
Fixed maturities, FVO	1,009	—	803	206
Equity securities, trading	17,418	12	17,406	—
Equity securities, AFS	779	423	277	79
Derivative assets
Credit derivatives	44	—	28	16
Equity derivatives	—	—	—	—
Foreign exchange derivatives	(47)	—	(47)	—
Interest rate derivatives	(21)	—	(49)	28
U.S. guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	55	—	(10)	65
U.S. macro hedge program	83	—	—	83
International program hedging instruments	119	—	68	51
Other derivative contracts	16	—	—	16
Total derivative assets [1]	249	—	(10)	259
Short-term investments	4,042	346	3,696	—
Limited partnerships and other alternative investments [2]	856	—	749	107
Reinsurance recoverable for U.S. GMWB	30	—	—	30
Modified coinsurance reinsurance contracts	(19)	—	(19)	—
Separate account assets [3]	137,039	97,814	38,463	762
Total assets accounted for at fair value on a recurring basis	$224,742	$98,904	$120,332	$5,506
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(24)	$—	$—	$(24)
International guaranteed withdrawal benefits	2	—	—	2
International other guaranteed living benefits	2	—	—	2
Equity linked notes	(19)	—	—	(19)
Total other policyholder funds and benefits payable	(39)	—	—	(39)
Derivative liabilities
Credit derivatives	(33)	—	(17)	(16)
Equity derivatives	19	—	17	2
Foreign exchange derivatives	(312)	—	(312)	—
Interest rate derivatives	(555)	—	(555)	—
U.S. GMWB hedging instruments	46	—	(12)	58
U.S. macro hedge program	50	—	—	50
International program hedging instruments	(21)	—	35	(56)
Total derivative liabilities [4]	(806)	—	(844)	38
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(847)	$—	$(844)	$(3)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,365	$—	$2,218	$147
CDOs	2,387	—	1,723	664
CMBS	4,446	—	3,783	663
Corporate	28,490	—	27,216	1,274
Foreign government/government agencies	4,104	—	4,039	65
Municipal	12,173	—	12,104	69
RMBS	4,647	—	3,375	1,272
U.S. Treasuries	3,745	1,311	2,434	—
Total fixed maturities	62,357	1,311	56,892	4,154
Fixed maturities, FVO	844	—	651	193
Equity securities, trading	19,745	12	19,733	—
Equity securities, AFS	868	454	337	77
Derivative assets
Credit derivatives	25	—	20	5
Equity derivatives	—	—	—	—
Foreign exchange derivatives	14	—	14	—
Interest rate derivatives	(21)	—	(63)	42
U.S. GMWB hedging instruments	26	—	(42)	68
U.S. macro hedge program	109	—	—	109
International program hedging instruments	272	—	241	31
Other derivative contracts	17	—	—	17
Total derivative assets [1]	442	—	170	272
Short-term investments	4,008	427	3,581	—
Limited partnerships and other alternative investments [2]	921	—	813	108
Reinsurance recoverable for U.S. GMWB	29	—	—	29
Modified coinsurance reinsurance contracts	67	—	67	—
Separate account assets [3]	138,495	99,930	37,828	737
Total assets accounted for at fair value on a recurring basis	$227,776	$102,134	$120,072	$5,570

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S guaranteed withdrawal benefits	$(36)	$—	$—	$(36)
International guaranteed withdrawal benefits	3	—	—	3
International other guaranteed living benefits	3	—	—	3
Equity linked notes	(18)	—	—	(18)
Total other policyholder funds and benefits payable	(48)	—	—	(48)
Derivative liabilities
Credit derivatives	(12)	—	(9)	(3)
Equity derivatives	19	—	16	3
Foreign exchange derivatives	(388)	—	(388)	—
Interest rate derivatives	(582)	—	(558)	(24)
U.S. GMWB hedging instruments	15	—	(63)	78
U.S Macro hedge program	30	—	—	30
International program hedging instruments	(305)	—	(245)	(60)
Total derivative liabilities [4]	(1,223)	—	(1,247)	24
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,273)	$—	$(1,247)	$(26)

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of March 31, 2014 and December 31, 2013, $114 and $128, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $1.5 billion and $2.4 billion of investment sales receivable that are not subject to fair value accounting are excluded as of March 31, 2014 and December 31, 2013, respectively.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative market value position (derivative liability) after consideration of the impact of collateral positing requirements which may be imposed by agreements, clearing house rules and applicable law. In the Level 3 roll-forward table included below in this Note 4, the derivative asset and liability are referred to as “freestanding derivatives” and are presented on a net basis.

[5]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.
Determination of Fair Values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices where available and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the
Company’s default spreads, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.

The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the
Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include the Heads of Investment Operations and Accounting, as well as other investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The Company also has an enterprise-wide Operational Risk Management function, led by the Chief Operational Risk Officer, which is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. This includes model risk management which provides an independent review of the suitability, characteristics and reliability of model inputs as well as, an analysis of significant changes to current models.
AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3-5%, sale trade prices that differ over 3% from the prior day’s price and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that haven’t changed and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends and back testing recent trades.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2014 and December 31, 2013, 98% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies—Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading – Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

•	Limited partnerships and other alternative investments — Primary inputs include a NAV for investment companies with no redemption restrictions as reported on their U.S. GAAP financial statements.

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include certain limited partnerships and other alternative investments measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Value
The following table presents information about significant unobservable inputs used in Level 3 assets measured at fair value.

	As of March 31, 2014
Securities	Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS	$592	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	98	bps	3,096	bps	391	bps	Decrease
Corporate [3]	777	Discounted cash flows	Spread	118	bps	697	bps	142	bps	Decrease
Municipal [3]	30	Discounted cash flows	Spread	189	bps	189	bps	189	bps	Decrease
RMBS	1,328	Discounted cash flows	Spread	58	bps	1,763	bps	202	bps	Decrease
			Constant prepayment rate	—%		10.0%		3.0%		Decrease [4]
			Constant default rate	1.0%		22.0%		7.0%		Decrease
			Loss severity	—%		100.0%		80.0%		Decrease
	As of December 31, 2013
CMBS	$663	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99	bps	3,000	bps	527	bps	Decrease
Corporate [3]	665	Discounted cash flows	Spread	119	bps	5,594	bps	344	bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184	bps	184	bps	184	bps	Decrease
RMBS	1,272	Discounted cash flows	Spread	62	bps	1,748	bps	232	bps	Decrease
			Constant prepayment rate	—%		10.0%		3.0%		Decrease [4]
			Constant default rate	1.0%		22.0%		8.0%		Decrease
			Loss severity	—%		100.0%		80.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	As of March 31, 2014
Freestanding Derivatives	Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaptions	28	Option model	Interest rate volatility	3.0%	4.0%	Decrease
U.S. GMWB hedging instruments
Equity options	52	Option model	Equity volatility	20%	30%	Increase
Customized swaps	71	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	133	Option model	Equity volatility	23%	34%	Increase
International program hedging [2]
Equity options	(32)	Option model	Equity volatility	28%	36%	Increase
Long interest rate swaptions	61	Option model	Interest rate volatility	—%	3%	Increase
	As of December 31, 2013
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4.0%	4.0%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	1%	1%	Increase
U.S. GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
U.S. macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International program hedging [2]
Equity options	(35)	Option model	Equity volatility	24%	37%	Increase
Short interest rate swaptions	(13)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	50	Option model	Interest rate volatility	1%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Level 3 international program hedging instruments excludes those for which the Company bases fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities and FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended March 31, 2014, no significant adjustments were made by the Company to broker prices received.
As of March 31, 2014 and December 31, 2013, excluded from the tables above are limited partnerships and other alternative investments which total $107 and $108, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders in the U.S. and Japan. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
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
Fair values for GMWB and guaranteed minimum accumulation benefit (“GMAB”) contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires judgment by the Company in determining their value.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Best Estimate
Claim Payments
The Best Estimate Claim Payments are calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process is used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables –including expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and assumptions about policyholder behavior which emerge over time.
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
On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. The Company continually monitors policyholder behavior assumptions in response to initiatives intended to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s comprehensive study to refine its estimate of future gross profits during the third quarter of each year.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (commonly referred to as "nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains/(losses) of $(1) and $(10), for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013 the credit standing adjustment was $(2) and $(1), respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $0 and $1 for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013 the behavior risk margin was $101 and $108, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains/(losses) of approximately $14 and $8, for the three months ended March 31, 2014 and 2013, respectively.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three months ended March 31, 2014 and 2013, for the financial instruments classified as Level 3.
For the three months ended March 31, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	—	23	(14)	(2)	—	(1)	6	10
Included in OCI [3]	2	—	(22)	24	5	3	14	26	—
Purchases	—	—	65	37	—	12	147	261	5
Settlements	(1)	(14)	(33)	1	(1)	—	(46)	(94)	—
Sales	—	—	(87)	(78)	(13)	—	(42)	(220)	(2)
Transfers into Level 3 [4]	—	72	—	67	—	—	—	139	1
Transfers out of Level 3 [4]	(92)	(10)	(17)	(68)	—	(6)	(16)	(209)	(1)
Fair value as of March 31, 2014	$56	$712	$592	$1,243	$54	$78	$1,328	$4,063	$206
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$—	$—	$8	$(17)	$(2)	$—	$—	$(11)	$10

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	U.S. GMWB Hedging	U.S. Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	(2)	(1)	(14)	(34)	(10)	15	(1)	(47)
Included in OCI [3]	4	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	4	4	9	—	17
Settlements	—	—	—	—	7	—	—	—	7
Sales	—		—	—	—	—		—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	24	—	—	—	—	24
Fair value as of March 31, 2014	$79	$—	$2	$28	$123	$133	$(5)	$16	$297
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$(2)	$(1)	$—	$(16)	$(50)	$(10)	$17	$—	$(60)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for U.S. GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	3	(4)	5
Included in OCI [3]	—	—	—
Purchases	30	—	130
Settlements	—	5	(1)
Sales	(24)	—	(86)
Transfers into Level 3 [4]	—	—	3
Transfers out of Level 3 [4]	(10)	—	(26)
Fair value as of March 31, 2014	$107	$30	$762
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$3	$(4)	$5

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	U.S. Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(36)	$3	$3	$(18)	$(48)	$(2)
Transfers to liabilities held for sale	—	—	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	36	—	(1)	(1)	34	—
Included in OCI [3]	—	—	—	—	—	—
Settlements	(24)	(1)	—	—	(25)	—
Fair value as of March 31, 2014	$(24)	$2	$2	$(19)	$(39)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$36	$—	$(1)	$(1)	$34	$—

For the three months ended March 31, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(3)	(12)	(5)	17	—	—	29	26	15
Included in OCI [3]	25	45	45	(12)	(2)	1	20	122	—
Purchases	23	1	—	26	12	6	91	159	6
Settlements	(5)	(24)	(24)	(59)	(1)	—	(41)	(154)	(1)
Sales	(34)	(185)	(61)	(281)	(8)	(39)	(192)	(800)	(18)
Transfers into Level 3 [4]	—	32	26	70	—	—	—	128	1
Transfers out of Level 3 [4]	(9)	—	—	(40)	(6)	(44)	—	(99)	(1)
Fair value as of March 31, 2013	$275	$801	$840	$1,722	$51	$151	$1,280	$5,120	$216
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2013 [2] [7]	$(4)	$(2)	$(3)	$(4)	$—	$—	$—	$(13)	$36

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

[2]
All amounts in these rows are reported in net realized capital gains/(losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization DAC.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Option
The Company holds fair value option investments in foreign government securities that align with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in foreign-exchange spot rates through realized gains and losses. Also included are securities that contain an embedded credit derivative with underlying credit risk primarily related to corporate bonds and commercial real estate. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The Company also elected the fair value option for certain investments held within consolidated VIE investment funds. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2014	2013
Assets
Fixed maturities, FVO
Corporate	$2	$(9)
CDOs	8	6
Foreign government	10	(49)
RMBS	1	—
Total realized capital gains (losses)	$21	$(52)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	March 31, 2014	December 31, 2013
Assets
Fixed maturities, FVO
ABS	$12	$3
CDOs	191	183
CMBS	11	8
Corporate	98	92
Foreign government	588	518
U.S government	1	24
Municipals	2	1
RMBS	106	15
Total fixed maturities, FVO	$1,009	$844

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion.

		March 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,429	$1,478	$1,420	$1,480
Mortgage loans	Level 3	5,707	5,786	5,598	5,641
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$8,968	$9,218	$9,152	$9,352
Senior notes [2]	Level 2	5,007	5,770	5,206	5,845
Junior subordinated debentures [2]	Level 2	1,100	1,298	1,100	1,271
Revolving Credit Facility	Level 2	243	243	238	238
Consumer notes [3]	Level 3	78	76	82	82

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
The Company has not made any changes in its valuation methodologies for the following assets and liabilities since December 31, 2013.

•	Fair value for policy loans and consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments and Derivative Instruments
Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before tax)	2014	2013
Gross gains on sales [1]	$197	$1,717
Gross losses on sales	(148)	(82)
Net OTTI losses recognized in earnings	(22)	(21)
Valuation allowances on mortgage loans	—	—
Japanese fixed annuity contract hedges, net [2]	(9)	3
Periodic net coupon settlements on credit derivatives/Japan	3	(6)
Results of variable annuity hedge program
GMWB derivatives, net	15	47
U.S. macro hedge program	(10)	(85)
Total U.S. program	5	(38)
International program [3]	(32)	(171)
Total results of variable annuity hedge program	(27)	(209)
Other, net [4]	(80)	204
Net realized capital gains (losses)	$(86)	$1,606

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.

[2]	Includes for the three months ended March 31, 2014 and 2013, transactional foreign currency re-valuation related to the Japan fixed annuity product of $(30) and $151, respectively, as well as the change in value related to the derivative hedging instruments and the Japan government FVO securities of $21 and $(148), respectively.

[3]	Includes $6 and (34) of transactional foreign currency re-valuation for the three months ended March 31, 2014 and 2013, respectively.

[4]	For the three months ended March 31, 2014 and 2013, other, net gains and losses includes $(11) and $134, respectively, of transactional foreign currency re-valuation associated with the internal reinsurance of the Japan GMIB variable annuity business, which is offset in AOCI. Also includes for the three months ended March 31, 2014 and 2013, $(28) and $116, respectively, of other transactional foreign currency revaluation, primarily associated with the internal reinsurance of the Japan 3 wins variable annuity business, of which a portion is offset within realized gains and losses by the change in value of the associated hedging derivatives. Includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the three months ended March 31, 2013.
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $28 and $1.6 billion, respectively, for the three months ended March 31, 2014 and 2013. Proceeds from sales of AFS securities totaled $8.6 billion and $8.7 billion, respectively, for the three months ended March 31, 2014 and 2013.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2014	2013
Balance as of beginning of period	$(552)	$(1,013)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(7)	(8)
Securities previously impaired	(11)	(2)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	33	114
Securities due to an increase in expected cash flows	6	3
Balance as of end of period	$(531)	$(906)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,274	$29	$(51)	$2,252	$(2)	$2,404	$25	$(64)	$2,365	$(2)
CDOs [2]	2,343	107	(53)	2,394	—	2,340	108	(59)	2,387	—
CMBS	4,411	198	(41)	4,568	(7)	4,288	216	(58)	4,446	(6)
Corporate	27,037	2,211	(208)	29,040	(4)	27,013	1,823	(346)	28,490	(7)
Foreign govt./govt. agencies	4,092	73	(115)	4,050	—	4,228	52	(176)	4,104	—
Municipal	12,052	688	(58)	12,682	—	11,932	425	(184)	12,173	—
RMBS	4,515	95	(54)	4,556	(3)	4,639	90	(82)	4,647	(4)
U.S. Treasuries	3,731	86	(20)	3,797	—	3,797	7	(59)	3,745	—
Total fixed maturities, AFS	60,455	3,487	(600)	63,339	(16)	60,641	2,746	(1,028)	62,357	(19)
Equity securities, AFS	745	72	(38)	779	—	850	67	(49)	868	—
Total AFS securities	$61,200	$3,559	$(638)	$64,118	$(16)	$61,491	$2,813	$(1,077)	$63,225	$(19)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2014 and December 31, 2013.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value will be recorded in net realized capital gains (losses).

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2014
Contractual Maturity	Amortized Cost	Fair Value
One year or less	$2,580	$2,618
Over one year through five years	11,931	12,526
Over five years through ten years	10,294	10,770
Over ten years	22,107	23,655
Subtotal	46,912	49,569
Mortgage-backed and asset-backed securities	13,543	13,770
Total fixed maturities, AFS	$60,455	$63,339
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

	March 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$595	$592	$(3)	$454	$406	$(48)	$1,049	$998	$(51)
CDOs [1]	222	219	(3)	1,842	1,789	(50)	2,064	2,008	(53)
CMBS	619	605	(14)	567	540	(27)	1,186	1,145	(41)
Corporate	2,884	2,812	(72)	1,241	1,105	(136)	4,125	3,917	(208)
Foreign govt./govt. agencies	1,173	1,139	(34)	390	309	(81)	1,563	1,448	(115)
Municipal	1,089	1,053	(36)	252	230	(22)	1,341	1,283	(58)
RMBS	1,292	1,274	(18)	533	497	(36)	1,825	1,771	(54)
U.S. Treasuries	1,275	1,260	(15)	33	28	(5)	1,308	1,288	(20)
Total fixed maturities, AFS	9,149	8,954	(195)	5,312	4,904	(405)	14,461	13,858	(600)
Equity securities, AFS	100	94	(6)	217	185	(32)	317	279	(38)
Total securities in an unrealized loss position	$9,249	$9,048	$(201)	$5,529	$5,089	$(437)	$14,778	$14,137	$(638)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$893	$888	$(5)	$477	$418	$(59)	$1,370	$1,306	$(64)
CDOs [1]	137	135	(2)	1,933	1,874	(57)	2,070	2,009	(59)
CMBS	812	788	(24)	610	576	(34)	1,422	1,364	(58)
Corporate	4,922	4,737	(185)	1,225	1,064	(161)	6,147	5,801	(346)
Foreign govt./govt. agencies	2,961	2,868	(93)	343	260	(83)	3,304	3,128	(176)
Municipal	3,150	2,994	(156)	190	162	(28)	3,340	3,156	(184)
RMBS	2,046	2,008	(38)	591	547	(44)	2,637	2,555	(82)
U.S. Treasuries	2,914	2,862	(52)	33	26	(7)	2,947	2,888	(59)
Total fixed maturities, AFS	17,835	17,280	(555)	5,402	4,927	(473)	23,237	22,207	(1,028)
Equity securities, AFS	196	188	(8)	223	182	(41)	419	370	(49)
Total securities in an unrealized loss position	$18,031	$17,468	$(563)	$5,625	$5,109	$(514)	$23,656	$22,577	$(1,077)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of March 31, 2014, AFS securities in an unrealized loss position, consisted of 2,713 securities, primarily related to corporate securities, municipal securities, and foreign government and government agencies, which are depressed primarily due to an increase in interest rates since the securities were purchased and/or declines in the value of the currency in which the assets are denominated. As of March 31, 2014, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in interest rates and tighter credit spreads.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, foreign government and government agencies, and structured securities with exposure to commercial and residential real estate. Corporate financial services securities are primarily depressed because the securities have floating-rate coupons and/or long-dated maturities. Unrealized losses on foreign government securities are primarily due to depreciation of the Japanese yen in relation to the U.S. dollar. Although credit spreads have continued to tighten over the past five years, current market spreads continue to be wider than spreads at the securities' respective purchase dates for structured securities with exposure to commercial and residential real estate largely due to reduced liquidity as a result of economic and market uncertainties regarding future performance of certain commercial and residential real estate backed securities. The majority of these securities have a floating-rate coupon referenced to a market index that has declined substantially. In addition, equity securities include investment grade perpetual preferred securities that contain “debt-like” characteristics where the decline in fair value is not attributable to issuer-specific credit deterioration, none of which have, nor are expected to, miss a periodic dividend payment. These securities have been depressed due to the securities’ floating-rate coupon in the current low interest rate environment, general market credit spread widening since the date of purchase and the long-dated nature of the securities. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	March 31, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,724	$(17)	$5,707	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of March 31, 2014 and December 31, 2013, the carrying value of mortgage loans associated with the valuation allowance was $198 and $191, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $48 and $1, respectively, as of March 31, 2014 and $61 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2014	2013
Balance, as of January 1	$(67)	$(68)
(Additions)/Reversals	—	(2)
Deductions	50	2
Balance, as of March 31	$(17)	$(68)
The decline in the valuation allowance as compared to December 31, 2013 resulted from the sale of the underlying collateral supporting a commercial mortgage loan. The loan was fully reserved for and the Company did not recover any funds as a result of the sale.
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 58% as of March 31, 2014, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compare a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.35x as of March 31, 2014. The Company held no delinquent commercial mortgage loans as of March 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$95	0.96x	$101	0.99x
65% - 80%	1,047	1.90x	1,195	1.82x
Less than 65%	4,565	2.49x	4,302	2.53x
Total commercial mortgage loans	$5,707	2.35x	$5,598	2.34x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$181	3.2%	$187	3.3%
Middle Atlantic	408	7.1%	409	7.3%
Mountain	104	1.8%	104	1.9%
New England	383	6.7%	353	6.3%
Pacific	1,543	27.0%	1,587	28.3%
South Atlantic	1,025	18.0%	899	16.1%
West North Central	46	0.8%	47	0.8%
West South Central	338	5.9%	338	6.0%
Other [1]	1,679	29.5%	1,674	30.0%
Total mortgage loans	$5,707	100.0%	$5,598	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$89	1.6%	$125	2.2%
Industrial	1,721	30.1%	1,718	30.7%
Lodging	27	0.5%	27	0.5%
Multifamily	1,241	21.7%	1,155	20.6%
Office	1,373	24.1%	1,278	22.8%
Retail	1,104	19.3%	1,140	20.4%
Other	152	2.7%	155	2.8%
Total mortgage loans	$5,707	100.0%	$5,598	100.0%
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities, as well as a means of accessing capital through a contingent capital facility. For further information on the contingent capital facility, see Note 15 - Debt of Notes to Condensed Consolidated Financial Statements.
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

	March 31, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$18	$20	$—	$31	$33	$—
Investment funds [4]	167	—	175	164	—	173
Limited partnerships	3	—	3	4	—	4
Total	$188	$20	$178	$199	$33	$177

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
CDOs represent structured investment vehicles for which the Company has a controlling financial interest as it provides collateral management services, earns a fee for those services and also holds investments in the securities issued by these vehicles. Investment funds represent wholly-owned fixed income funds for which the Company has management and control of the investments which is the activity that most significantly impacts its economic performance. Limited partnerships represent one hedge fund of funds for which the Company holds a majority interest in the fund as an investment.
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $16 and $16, respectively as of March 31, 2014 and $17 and $19, respectively, as of December 31, 2013. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of March 31, 2014 and December 31, 2013, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 15 of Notes to Condensed Consolidated Financial Statements included in The Hartford’s 2013 Form 10-K Annual Report.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Repurchase Agreements and Dollar Roll Agreements and Other Collateral Transactions
The Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements contain contractual provisions that require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. Repurchase agreements include master netting provisions that provide the counterparties the right to offset claims and apply securities held by them in respect of their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2014, the Company reported financial collateral pledged relating to repurchase agreements of $50 in fixed maturities, AFS on the Condensed Consolidated Balance sheets. The Company reported a corresponding obligation to repurchase these securities of $50 in other liabilities on the Condensed Consolidated Balance sheets. With respect to dollar roll transactions, the Company reported financial collateral pledged with a fair value of $97 in fixed maturities, AFS with a corresponding obligation to repurchase $97 reported in other liabilities, as of March 31, 2014. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2013.
The Company is required by law to deposit securities with government agencies in states where it conducts business. As of March 31, 2014 and December 31, 2013, the fair value of securities on deposit was approximately $2.4 billion and $1.9 billion, respectively.
As of March 31, 2014 and December 31, 2013, the Company has pledged as collateral $282 and $272, respectively, in Japan government bonds reported in fixed maturities, AFS, associated with short-term debt of $243 and $238, respectively.
As of March 31, 2014 and December 31, 2013, the Company has pledged as collateral $34 and $34, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.
Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements, included in The Hartford’s 2013 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The Company also formerly entered into swaps to convert securities or liabilities denominated in a foreign currency to U.S. dollars. The hedge strategies by hedge accounting designation include:

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company also enters into forward starting swap agreements primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
Fair value hedges
Interest rate swaps are used to hedge the changes in fair value of fixed maturity securities due to fluctuations in interest rates. Foreign currency swaps were formally used to hedge the changes in fair value of certain foreign currency-denominated fixed rate liabilities due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge programs for the Company's U.S. and international variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting. The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2014 and December 31, 2013 the notional amount of interest rate swaps in offsetting relationships was $6.9 billion.
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
Credit contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to credit derivatives embedded within certain fixed maturity securities. These securities are primarily comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Equity index swaps and options
The Company formerly offered certain equity indexed products which may contain an embedded derivative that requires bifurcation. The Company has entered into equity index swaps and options to economically hedge the equity volatility risk associated with these embedded derivatives. The Company also enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio.
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
The Company utilizes derivatives (“U.S. GMWB hedging instruments”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The following table presents notional and fair value for U.S. GMWB hedging instruments.

	Notional Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Customized swaps	$7,561	$7,839	$71	$74
Equity swaps, options, and futures	3,888	4,237	32	44
Interest rate swaps and futures	3,975	6,615	(2)	(77)
Total	$15,424	$18,691	$101	$41
U.S. macro hedge program
The Company utilizes equity options and swaps to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from GMDB and GMWB obligations. The following table presents notional and fair value for the U.S. macro hedge program.

	Notional Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Equity options and swaps	7,596	9,934	133	139
Total	$7,596	$9,934	$133	$139
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
The Company enters into derivative contracts (“International program hedging instruments”) to hedge a portion of the capital market risk exposures associated with the guaranteed benefits associated with the international variable annuity contracts. The hedging derivatives are comprised of equity futures, options, swaps and currency forwards and options to hedge against a decline in the debt and equity markets or changes in foreign currency exchange rates and the resulting statutory surplus and capital impact primarily arising from guaranteed minimum death benefits ("GMDB"), GMIB and GMWB obligations issued in Japan. The Company also enters into foreign currency denominated interest rate swaps and swaptions to hedge the interest rate exposure related to the potential annuitization of certain benefit obligations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following table presents notional and fair value for the international program hedging instruments.

	Notional Amount		Fair Value
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Credit derivatives	$350	$350	$—	$5
Currency forwards [1]	15,474	13,410	44	(60)
Currency options	5,432	12,066	(12)	(54)
Equity futures	473	999	—	—
Equity options	2,912	3,051	(30)	(30)
Equity swaps	2,120	4,269	(50)	(119)
Interest rate futures	551	952	—	—
Interest rate swaps and swaptions	34,216	37,951	146	225
Total	$61,528	$73,048	$98	$(33)

[1]
As of March 31, 2014 and December 31, 2013 net notional amounts are $(0.9) billion and $(1.8) billion, respectively, which include $7.3 billion and $5.8 billion, respectively, related to long positions and $8.2 billion and $7.6 billion, respectively, related to short positions.

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
Modified coinsurance reinsurance contracts
As of March 31, 2014 and December 31, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $0.9 billion and $1.3 billion as of March 31, 2014, and December 31, 2013, respectively. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Cash flow hedges
Interest rate swaps	$4,716	$5,026	$(49)	$(92)	$44	$50	$(93)	$(142)
Foreign currency swaps	143	143	(7)	(5)	2	2	(9)	(7)
Total cash flow hedges	4,859	5,169	(56)	(97)	46	52	(102)	(149)
Fair value hedges
Interest rate swaps	1,031	1,799	(25)	(24)	1	3	(26)	(27)
Total fair value hedges	1,031	1,799	(25)	(24)	1	3	(26)	(27)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	11,106	8,453	(502)	(487)	230	171	(732)	(658)
Foreign exchange contracts
Foreign currency swaps and forwards	247	258	(12)	(9)	6	6	(18)	(15)
Japan 3Win foreign currency swaps	1,571	1,571	(338)	(354)	—	—	(338)	(354)
Japanese fixed annuity hedging instruments	1,381	1,436	(2)	(6)	88	88	(90)	(94)
Credit contracts
Credit derivatives that purchase credit protection	550	938	(10)	(15)	1	1	(11)	(16)
Credit derivatives that assume credit risk [1]	1,724	1,886	22	33	26	36	(4)	(3)
Credit derivatives in offsetting positions	6,339	7,764	(5)	(7)	69	76	(74)	(83)
Equity contracts
Equity index swaps and options	362	358	(2)	(1)	19	19	(21)	(20)
Variable annuity hedge program
U.S. GMWB product derivatives [2]	21,195	21,512	(24)	(36)	—	—	(24)	(36)
U.S. GMWB reinsurance contracts	4,280	4,508	30	29	30	29	—	—
U.S. GMWB hedging instruments	15,424	18,691	101	41	278	333	(177)	(292)
U.S. macro hedge program	7,596	9,934	133	139	166	178	(33)	(39)
International program product derivatives [2]	353	366	4	6	4	6	—	—
International program hedging instruments	61,528	73,048	98	(33)	542	866	(444)	(899)
Other
Contingent capital facility put option	500	500	16	17	16	17	—	—
Modified coinsurance reinsurance contracts	1,261	1,250	(19)	67	—	67	(19)	—
Total non-qualifying strategies	135,417	152,473	(510)	(616)	1,475	1,893	(1,985)	(2,509)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$141,307	$159,441	$(591)	$(737)	$1,522	$1,948	$(2,113)	$(2,685)
Balance Sheet Location
Fixed maturities, available-for-sale	$479	$473	$(4)	$(2)	$—	$1	$(4)	$(3)
Other investments	53,415	53,219	249	442	674	909	(425)	(467)
Other liabilities	60,266	78,055	(806)	(1,223)	814	936	(1,620)	(2,159)
Consumer notes	9	9	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverables	5,541	5,758	11	96	30	96	(19)	—
Other policyholder funds and benefits payable	21,597	21,927	(39)	(48)	4	6	(43)	(54)
Total derivatives	$141,307	$159,441	$(591)	$(737)	$1,522	$1,948	$(2,113)	$(2,685)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2013 was primarily due to the following:

•
The decrease in notional amount related to the international program hedging instruments resulted from a reduction in the liability position due to continued elevated surrender and withdrawal rates as well as portfolio re-balancing including the termination of offsetting positions and the expiration of certain out-of-the-money options.

•	The decrease in notional amount related to the U.S. GMWB hedging instruments was primarily driven by the expiration of certain out-of-the-money options.

•	These declines in notional amount were partially offset by an increase in notional amount related to non-qualifying interest rate swaps and futures related to duration shortening positions.
Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•	The fair value associated with the international program hedging instruments increased primarily from re-balancing of the portfolio, partially offset by a decrease in volatility and interest rates.

•
The fair value related to the combined U.S. GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by outperformance of underlying actively managed funds compared to their respective indices.

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets. Amounts offset include fair value amounts, income accruals and related cash collateral receivables and payables associated with derivative instruments that are traded under a common master netting agreement, as described above. Also included in the tables are financial collateral receivables and payables, which are contractually permitted to be offset upon an event of default, although are disallowed for offsetting under U.S. GAAP.

As of March 31, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,488	$1,212	$249	$27	$184	$92

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,045)	$(1,104)	$(806)	$(135)	$(1,017)	$76

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,845	$1,463	$442	$(60)	$242	$140

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,626)	$(1,496)	$(1,223)	$93	$(1,204)	$74

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Interest rate swaps	$44	$(71)	$(1)	$—
Foreign currency swaps	(1)	1	—	—
Total	$43	$(70)	$(1)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
	Location	2014	2013
Interest rate swaps	Net realized capital gain/(loss)	$1	$73
Interest rate swaps	Net investment income	23	24
Foreign currency swaps	Net realized capital gain/(loss)	—	(3)
Total		$24	$94
As of March 31, 2014 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $78. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for forecasted transactions, excluding interest payments on existing variable-rate financial instruments) is approximately two years.
During the three months ended March 31, 2014 and March 31, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended March 31,
	2014		2013
	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(2)	$2	$6	$(8)
Foreign currency swaps
Net realized capital gain/(loss)	—	—	(2)	2
Benefits, losses and loss adjustment expenses	—	—	(1)	1
Total	$(2)	$2	$3	$(5)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended March 31,
	2014	2013
Interest rate contracts
Interest rate swaps and forwards	$(56)	$18
Foreign exchange contracts
Foreign currency swaps and forwards	1	2
Japan 3Win foreign currency swaps [1]	15	(130)
Japanese fixed annuity hedging instruments [2]	12	(101)
Credit contracts
Credit derivatives that purchase credit protection	(4)	(9)
Credit derivatives that assume credit risk	(1)	14
Equity contracts
Equity index swaps and options	—	(20)
Variable annuity hedge program
U.S. GMWB product derivatives	36	456
U.S. GMWB reinsurance contracts	(4)	(60)
U.S. GMWB hedging instruments	(17)	(349)
U.S. macro hedge program	(10)	(85)
International program product derivatives	(1)	8
International program hedging instruments	(31)	(179)
Other
Contingent capital facility put option	(1)	(2)
Modified coinsurance reinsurance contracts	(19)	5
Total [3]	$(80)	$(432)

[1]	The associated liability is adjusted for changes in foreign exchange spot rates through realized capital gains and was $(28) and $116 for the three months ended March 31, 2014 and 2013, respectively.

[2]	The associated liability is adjusted for changes in foreign exchange spot rates through realized capital gains and was $(30) and $151 for the three months ended March 31, 2014 and 2013, respectively.

[3]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

For the three months ended March 31, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net losses related to interest rate contracts were driven by a decline in U.S interest rates.

•	The net losses associated with the international program hedging instruments were primarily driven by a decrease in volatility and interest rates.

•	The net loss on the U.S. macro hedge program was primarily due to decreased volatility and an improvement in domestic equity markets.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was driven by a decline in interest rates and credit spread tightening during the quarter. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds.

•
The net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily due to outperformance of underlying actively managed funds compared to their respective indices.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

In addition, for the three months ended March 31, 2014, the Company received gains of $7 on derivative instruments as a result of prior counterparty losses related to the bankruptcy of Lehman Brothers Inc. The losses were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three months ended March 31, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The net loss associated with the international program hedging instruments was primarily driven by an improvement in global equity markets and depreciation of the Japanese yen in relation to the euro and the U.S. dollar. These losses were partially offset by gains due to a decrease in Japanese interest rates.

•	The net loss related to the Japanese fixed annuity hedging instruments and the Japan 3Win foreign currency swaps was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net gain related to the combined U.S. GMWB hedging program, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily a result of a favorable policyholder behavior.

•	The net loss on the U.S. macro hedge program was primarily due to an improvement in domestic equity markets, passage of time and lower equity volatility.
For additional disclosures regarding contingent credit related features in derivative agreements, see Note 10 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard and customized diversified portfolios of corporate issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2014 and December 31, 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of March 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$466	$7	3 years	Corporate Credit/ Foreign Gov.	A-	$282	$(7)
Below investment grade risk exposure	24	—	Less than 1 year	Corporate Credit	CCC	24	—
Basket credit default swaps [4]
Investment grade risk exposure	3,468	50	3 years	Corporate Credit	BBB+	2,343	(34)
Below investment grade risk exposure	60	4	5 years	Corporate Credit	B	—	—
Investment grade risk exposure	331	(5)	3 years	CMBS Credit	AA-	326	6
Below investment grade risk exposure	195	(28)	3 years	CMBS Credit	B	195	28
Embedded credit derivatives
Investment grade risk exposure	350	338	3 years	Corporate Credit	A-	—	—
Total [5]	$4,894	$366				$3,170	$(7)
As of December 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,259	$8	1 year	Corporate Credit/ Foreign Gov.	A-	$1,066	$(9)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	24	(1)
Basket credit default swaps [4]
Investment grade risk exposure	3,447	50	3 years	Corporate Credit	BBB	2,270	(35)
Below investment grade risk exposure	166	15	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	327	(7)	3 years	CMBS Credit	A	327	7
Below investment grade risk exposure	195	(31)	3 years	CMBS Credit	B-	195	31
Embedded credit derivatives
Investment grade risk exposure	350	339	3 years	Corporate Credit	BBB+	—	—
Total [5]	$5,768	$374				$3,882	$(7)

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

[4]
Includes $4.1 billion and $4.1 billion as of March 31, 2014 and December 31, 2013, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2014 and December 31, 2013 the Company pledged securities collateral associated with derivative instruments with a fair value of $1.1 billion and $1.3 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. The Company also pledged cash collateral associated with derivative instruments with a fair value of $107 and $347, respectively, as of March 31, 2014 and December 31, 2013 which have been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets.
As of March 31, 2014 and December 31, 2013 the Company accepted cash collateral associated with derivative instruments with a fair value of $235 and $180, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of March 31, 2014 and December 31, 2013 of $184 and $243, respectively, of which the Company has the ability to sell or repledge $136 and $191, respectively. As of March 31, 2014 and December 31, 2013 the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of March 31, 2014 and December 31, 2013 non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

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
Reinsurance Recoverables
Reinsurance recoverables include balances due from reinsurance companies and are presented net of an allowance for uncollectible reinsurance. Reinsurance recoverables include an estimate of the amount of gross losses and loss adjustment expense reserves that may be ceded under the terms of the reinsurance agreements, including incurred but not reported unpaid losses. The Company’s estimate of losses and loss adjustment expense reserves ceded to reinsurers is based on assumptions that are consistent with those used in establishing the gross reserves for business ceded to the reinsurance contracts. The Company calculates its ceded reinsurance projection based on the terms of any applicable facultative and treaty reinsurance, including an estimate of how incurred but not reported losses will ultimately be ceded by reinsurance agreements. Accordingly, the Company’s estimate of reinsurance recoverables is subject to similar risks and uncertainties as the estimate of the gross reserve for unpaid losses and loss adjustment expenses.
The Company's reinsurance recoverables are summarized as follows:

	As of March 31,	As of December 31,
	2014	2013
Property and Casualty Insurance Products:
Paid loss and loss adjustment expenses	$115	$138
Unpaid loss and loss adjustment expenses	2,862	2,841
Gross reinsurance recoverable	2,977	2,979
Allowance for uncollectible reinsurance	(245)	(244)
Net reinsurance recoverables	$2,732	$2,735
Life Insurance Products:
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$19,146	$19,374
Other reinsurers	1,261	1,221
Net reinsurance recoverables	$20,407	$20,595
Reinsurance recoverables, net	$23,139	$23,330
As of March 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $9.1 billion and $10.0 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.7 billion and $8.1 billion, respectively. As of March 31, 2014, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.

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
Insurance Revenues
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	Three Months Ended March 31,
Premiums Written	2014	2013
Direct	$2,718	$2,796
Assumed	69	62
Ceded	(189)	(335)
Net	$2,598	$2,523
Premiums Earned
Direct	$2,606	$2,573
Assumed	65	60
Ceded	(202)	(208)
Net	$2,469	$2,425
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $105 and $133 for the three months ended March 31, 2014 and 2013.
The effect of reinsurance on life insurance earned premiums and fee income is as follows:

	Three Months Ended March 31,
	2014	2013
Gross earned premiums and fee income	$1,666	$1,703
Reinsurance assumed	48	33
Reinsurance ceded	(438)	(392)
Net	$1,276	$1,344
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $215 and $232 for the three months ended March 31, 2014, and 2013, respectively.
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

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$2,161	$5,725
Deferred costs	350	332
Amortization — DAC	(408)	(432)
Amortization — Unlock benefit (charge), pre-tax [1]	12	(904)
Amortization — DAC related to business dispositions [2] [3]	—	(2,229)
Adjustments to unrealized gains and losses on securities AFS and other	(23)	25
Effect of currency translation	—	(86)
Balance, end of period	$2,092	$2,431

[1]
Includes Unlock charge of $887 related to elimination of future estimated gross profits on the Japan variable annuity block in the first quarter of 2013 due to the increased costs associated with expanding the Japan variable annuity hedging program.

[2]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013. For further information, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[3]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013.

9. Sales Inducements
Changes in sales inducement activity are as follows:

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$149	$325
Amortization — Unlock benefit (charge) [1]	1	(56)
Amortization charged to income	(7)	(11)
Amortization related to business dispositions [2]	—	(71)
Balance end of period	$143	$187

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Separate Accounts, Death Benefits and Other Insurance Benefit Features
U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred	46	15	56
Paid	(30)	(8)	—
Unlock	(11)	3	—
Currency translation adjustment	—	6	—
Liability balance as of March 31, 2014	$854	$288	$1,858
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred	26	2	56
Paid	(22)	(2)	—
Unlock	(5)	6	—
Currency translation adjustment	—	—	—
Reinsurance recoverable asset, as of March 31, 2014	$532	$29	$1,858

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	46	30	66
Paid	(40)	(32)	—
Unlock	(52)	(113)	—
Impact of reinsurance transaction	—	—	1,145
Currency translation adjustment	—	(54)	—
Liability balance as of March 31, 2013	$872	$492	$1,574
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	27	3	68
Paid	(28)	(6)	—
Unlock	(28)	(10)	—
Impact of reinsurance transaction	—	—	1,485
Currency translation adjustment	—	(3)	—
Reinsurance recoverable asset, as of March 31, 2013	$579	$20	$1,574

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB and GMIB exposure as of March 31, 2014:

Individual Variable and Group Annuity Account Value by GMDB/GMIB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [10]	Retained Net Amount at Risk (“RNAR”) [10]	Weighted Average Attained Age of Annuitant
MAV only	$18,971	$2,836	$492	69
With 5% rollup [2]	1,563	227	64	69
With Earnings Protection Benefit Rider (“EPB”) [3]	4,735	615	85	68
With 5% rollup & EPB	576	117	26	70
Total MAV	25,845	3,795	667
Asset Protection Benefit (“APB”) [4]	17,717	256	174	68
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	733	8	8	67
Reset [6] (5-7 years)	3,205	66	65	69
Return of Premium (“ROP”) [7]/Other	12,047	67	57	67
Subtotal U.S. GMDB	59,547	4,192	971	68
Less: General Account Value with U.S. GMDB	4,249
Subtotal Separate Account Liabilities with GMDB	55,298
Separate Account Liabilities without U.S. GMDB	83,194
Total Separate Account Liabilities	$138,492
Japan GMDB [9], [11]	$17,800	$955	$668	71
Japan GMIB [9], [11]	$16,309	$164	$164	71

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[9]
GMDB includes a ROP and MAV (before age 80 years) paid in a single lump sum. GMIB is a guarantee to return initial investment, adjusted for earnings liquidity which allows for free withdrawal of earnings, paid through a fixed payout annuity, after a minimum deferral period of 10 years, 15 years or 20 years . The GRB related to the Japan GMIB was $15.1 billion as of March 31, 2014. The GRB related to the Japan GMAB and GMWB was $353 as of March 31, 2014. These liabilities are not included in the Separate Account as they are not legally insulated from the general account liabilities of the insurance enterprise. As of March 31, 2014, 30% of the GMDB RNAR and 74% of the GMIB NAR is reinsured to a Hartford affiliate, as a result, the effects of the reinsurance are not reflected in this disclosure.

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of March 31, 2014	As of December 31, 2013
Equity securities (including mutual funds)	$50,866	$52,858
Cash and cash equivalents	4,432	4,605
Total	$55,298	$57,463
As of March 31, 2014 and December 31, 2013, approximately 17% of the equity securities above were invested in fixed income securities through these funds and approximately 83% were invested in equity securities through these funds.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. HFMC and HIFSCO dispute the allegations and intend to defend vigorously.
Asbestos and Environmental Claims – As discussed in Note 12, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements under the caption “Asbestos and Environmental Claims”, included in the Company’s 2013 Form 10-K Annual Report, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2014 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2014 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $10 to be posted as collateral. Based on derivative market values as of March 31, 2014 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $30 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives prior to exercising termination rights. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.
Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford
Life Insurance Company. As of March 31, 2014 the notional amount and fair value related to these counterparties are $10.3 billion and $(34), respectively.
12. Employee Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	64	60	3	3
Expected return on plan assets	(81)	(79)	(4)	(3)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	11	14	1	—
Net periodic benefit cost	$(6)	$(5)	$(2)	$(2)
13. Stock Compensation Plans
The Company has four stock-based compensation plans which are described in Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2013 Annual Report on Form 10-K. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2014 and 2013, the Company issued shares from treasury in satisfaction of stock-based compensation.

	Three Months Ended March 31,
	2014	2013
Stock-based compensation plans expense	$19	$14
Income tax benefit	(7)	(5)
Total stock-based compensation plans expense, after-tax	$12	$9
The Company did not capitalize any cost of stock-based compensation. As of March 31, 2014, the total compensation cost related to non-vested awards not yet recognized was $144, which is expected to be recognized over a weighted average period of 2.4 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Discontinued Operations
On December 12, 2013, the Company completed the sale of HLIL, an indirect wholly-owned subsidiary. For further information regarding the sale of HLIL, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31,
2013
Revenues
Fee income	$8
Net investment income:
Equity securities, trading	138
Net realized capital losses	(11)
Total revenues	135
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	1
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	138
Insurance operating costs and other expenses	8
Total benefits, losses and expenses	147
Loss before income taxes	(12)
Income tax benefit	(11)
Loss from operations of discontinued operations, net of tax	(1)

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
Debt is carried net of discount. Short-term and long-term debt by issuance are as follows:

	As of
	March 31, 2014	December 31, 2013
Revolving Credit Facility	$243	$238
Senior Notes and Debentures
4.75% Notes, due 2014	—	200
4.0% Notes, due 2015	289	289
7.3% Notes, due 2015	167	167
5.5% Notes, due 2016	275	275
5.375% Notes, due 2017	415	415
4.0% Notes, due 2017	295	295
6.3% Notes, due 2018	320	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	797	796
7.65% Notes, due 2027	79	79
7.375% Notes, due 2031	63	63
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	326	326
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	298	298
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Notes and Debentures	$6,107	$6,306
Less: Current maturities	289	200
Long-term Debt	$5,818	$6,106
Total Debt	$6,350	$6,544
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of March 31, 2014, the Company was in compliance with all financial covenants under the Credit Facility.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Debt (continued)

HLIKK has four revolving credit facilities in support of operations. Two of the credit facilities have no amounts drawn as of March 31, 2014 with borrowing limits of approximately ¥5 billion, or $49 each, and individually have expiration dates of September 30, 2014 and January 5, 2015. In December 2013, HLIKK entered into two new revolving credit facility agreements with two Japanese banks in order to finance certain withholding taxes on mutual fund gains, that are subsequently credited to HLIKK's tax liability when HLIKK files its income tax returns. As of March 31, 2014, HLIKK had drawn the total borrowing limits of ¥5 billion, or $49, and ¥20 billion, or $194 on these credit facilities. The ¥5 billion credit facility accrues interest at a variable rate based on the one month Tokyo Interbank Offering Rate ("TIBOR") plus 3 bps; as of March 31, 2014 the interest rate was 17 bps. The ¥20 billion credit facility accrues interest at a variable rate based on TIBOR plus 3 bps, or the actual cost of funding; as of March 31, 2014 the interest rate was 18 bps. Both of the credit facilities expire on September 30, 2014.
16. Equity
In January 2014, the Board of Directors approved an increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015.
During the three months ended March 31, 2014, the Company repurchased 8.8 million common shares for $300. In addition, the Company repurchased 8.7 million common shares, for $300, from April 1, 2014 to April 23, 2014. The warrants outstanding at March 31, 2014 were 22.6 million.
The declaration of a quarterly common stock dividend of $0.15 during the first quarter of 2014 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at March 31, 2014 was $9.478.
17. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 15 months. For related discussion of the Company's business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through March 31, 2014. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to March 31, 2014, and asset impairment and related charges, will be expensed as appropriate.
In 2013, the Company initiated a plan to consolidate its real estate operations, including the intention to exit certain facilities and relocate employees. The consolidation of real estate is consistent with the Company's strategic business realignment and follows the completion of sales of the Retirement Plans and Individual Life businesses. Asset related charges will be incurred over the remaining estimated useful life of facilities, and relocation and other maintenance charges will be recognized as incurred. The program costs will be recognized in the Corporate category for segment reporting.
Restructuring costs and other costs of approximately $313, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs, including costs incurred to date, as of March 31, 2014 are as follows:

Property & Casualty Commercial	$9
Consumer Markets	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	70
Corporate	287
Total restructuring and other costs, pre-tax	$374

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Restructuring and Other Costs (continued)
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended March 31,
	2014	2013
Severance benefits and related costs	$3	$13
Professional fees	1	5
Asset impairment charges	16	—
Other contract termination charges	—	—
Total restructuring and other costs	$20	$18
Restructuring and other costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	Three Months Ended March 31,
	2014	2013
Property & Casualty Commercial	$—	$—
Consumer Markets	—	—
Group Benefits	—	—
Mutual Funds	—	1
Talcott Resolution	—	1
Corporate	20	16
Total restructuring and other costs	$20	$18
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Three Months Ended March 31, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$22	$—	$—	$6	$28
Accruals/provisions	3	1	16	—	20
Payments/write-offs	(10)	(1)	(16)	—	(27)
Balance, end of period	$15	$—	$—	$6	$21

	Three Months Ended March 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	13	5	—	—	18
Payments/write-offs	(19)	(3)	—	—	(22)
Balance, end of period	$64	$2	$—	$—	$66

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Changes in and Reclassifications From Accumulated Other Comprehensive Income
Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended March 31, 2014

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	717	3	29	17	13	779
Amounts reclassified from AOCI	(18)	(1)	(16)	—	(6)	(41)
Net OCI	699	2	13	17	7	738
Ending balance	$1,686	$(10)	$121	$108	$(1,246)	$659

Reclassifications from AOCI for the three months ended March 31, 2014 consist of the following:

AOCI	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended March 31, 2014
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$28	Net realized capital gains (losses)
	28	Total before tax
	10	Income tax expense
	$18	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$2	Net realized capital gains (losses)
	2	Total before tax
	1	Income tax expense (benefit)
	$1	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$1	Net realized capital gains (losses)
Interest rate swaps	23	Net investment income
Foreign currency swaps	—	Net realized capital gains (losses)
	24	Total before tax
	8	Income tax expense
	$16	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$(2)	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	12	Insurance operating costs and other expenses
	10	Total before tax
	4	Income tax expense
	6	Net income (loss)
Total amounts reclassified from AOCI	$41	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended March 31, 2013

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843
OCI before reclassifications	161	23	(47)	(220)	—	(83)
Amounts reclassified from AOCI	(1,050)	(8)	(61)	—	8	(1,111)
Net OCI	(889)	15	(108)	(220)	8	(1,194)
Ending balance	$2,529	$(32)	$320	$186	$(1,354)	$1,649

Reclassifications from AOCI for the three months ended March 31, 2013 consist of the following:

AOCI	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended March 31, 2013
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$1,616	Net realized capital gains (losses)
	1,616	Total before tax
	566	Income tax expense
	$1,050	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$13	Net realized capital gains (losses)
	13	Total before tax
	5	Income tax expense (benefit)
	$8	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$73	Net realized capital gains (losses)
Interest rate swaps	24	Net investment income
Foreign currency swaps	(3)	Net realized capital gains (losses)
	94	Total before tax
	33	Income tax expense
	$61	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$2	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(14)	Insurance operating costs and other expenses
	(12)	Total before tax
	(4)	Income tax expense
	(8)	Net income (loss)
Total amounts reclassified from AOCI	$1,111	Net income (loss)

[1]	Includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The three months ended March 31, 2013 includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Subsequent Event
On April 28, 2014, the Company announced it had entered into an agreement to sell HLIKK in a cash transaction to Orix Life Insurance Company ("Buyer"), a subsidiary of Orix Corporation, a Japanese company for $895, subject to a purchase price adjustment based primarily on the effect of changes in market indices on the fair value of liabilities until the date of close. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and has been in runoff since 2009. The Company's Japan business is included in the Talcott Resolution reporting segment.
Concurrently with the sale, HLIKK will recapture certain risks reinsured to the Company’s U.S. subsidiaries by terminating intercompany agreements. Upon closing, Buyer will be responsible for all liabilities for the recaptured business. The Company will, however, continue to be obligated for approximately $1.1 billion of fixed payout annuities related to the 3Win product reinsured from HLIKK to the Company.
Based on the adjusted net worth of HLIKK as defined and fair value of liabilities as of March 31, 2014, the sale transaction is expected to result in a reduction in stockholders' equity of approximately $740, including an after-tax loss on disposition of approximately $675, subject to the effect of purchase price adjustments and hedging gains or losses realized through the closing date. The Company will continue to hedge its Japan risks until closing. The operating results of the business and the estimated loss on sale will be reported in discontinued operations beginning in the second quarter of 2014. Closing of the transaction, expected in the third quarter of 2014, is subject to regulatory approvals from the Japan Financial Services Agency and other regulators. The after-tax loss on disposition could differ materially from the estimate as of March 31, 2014 due to purchase price adjustments and the Company’s hedging programs, which are sensitive to changes in equity, fixed income and foreign currency markets.
The Japan business to be disposed of includes the following major classes of assets and liabilities:

As of
March 31, 2014
Carrying Value
Assets
Cash and investments	$21,801
Reinsurance recoverables	$30
Property and equipment, net	$19
Other assets	$802
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$343
Other policyholder funds and benefits payable	$2,679
Other policyholder funds and benefits payable - international variable annuities	$17,406
Short-term debt	$243
Other liabilities	$134

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors in The Hartford’s 2013 Form 10-K Annual Report. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

Certain reclassifications have been made to prior year financial information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to conform to the current year presentation. This discussion should be read in conjunction with MD&A in The Hartford's 2013 Form 10-K Annual Report. The Hartford defines increases or decreases greater than or equal to 200% as “NM” or not meaningful.

THE HARTFORD’S OPERATIONS OVERVIEW
The Hartford is a financial holding company for a group of subsidiaries that provide property and casualty and investment products to both individual and business customers in the United States and continues to administer life and annuity products previously sold.
On April 28, 2014, the Company announced it had entered into an agreement to sell HLIKK in a cash transaction to Orix Life Insurance Company ("Buyer"), a subsidiary of Orix Corporation, a Japanese company for $895, subject to a purchase price adjustment based primarily on the effect of changes in market indices on the fair value of liabilities until the date of close. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and has been in runoff since 2009. The Company's Japan business is included in the Talcott Resolution reporting segment. For further discussion of this transaction, see Note 19 - Subsequent Event.
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. On December 12, 2013, the Company completed the sale of Hartford Life International Limited ("HLIL"), which comprised the Company's U.K. variable annuity business, to Columbia Insurance Company, a Berkshire Hathaway company. For further discussion of these and other such transactions, see Note 2 - Business Dispositions, Note 7 - Reinsurance and Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2014	2013	Change
Earned premiums	$3,301	$3,252	2%
Fee income	621	680	(9%)
Net investment income (losses):
Securities available-for-sale and other	836	856	(2%)
Equity securities, trading [1]	(236)	2,562	(109%)
Total net investment income	600	3,418	(82%)
Net realized capital gains (losses) [2]	(86)	1,606	(105%)
Other revenues	25	68	(63%)
Total revenues	4,461	9,024	(51%)
Benefits, losses and loss adjustment expenses	2,604	2,664	(2%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	(236)	2,562	(109%)
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	396	1,336	(70%)
Insurance operating costs and other expenses	947	1,005	(6%)
Loss on extinguishment of debt	—	213	(100)%
Reinsurance loss on dispositions, including reduction in goodwill of $156 in 2013	—	1,574	(100%)
Interest expense	95	107	(11%)
Total benefits, losses and expenses	3,806	9,461	(60%)
Income (loss) from continuing operations before income taxes	655	(437)	NM
Income tax expense (benefit)	160	(197)	(181%)
Income (loss) from continuing operations, net of tax	495	(240)	NM
Loss from discontinued operations, net of tax	—	(1)	(100%)
Net income (loss)	$495	$(241)	NM

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
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income, compared to the prior year period, increased for the three months ended March 31, 2014 primarily due to the following:

•
An increase in the Unlock benefit to $22, before tax, for the three months ended March 31, 2014 compared to a charge of $832, before tax, for the prior year period, primarily due to actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge in 2013 was primarily due to Japan hedge cost assumption changes. For further discussion of Unlocks, see MD&A - Critical Accounting Estimates, Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts and MD&A - Talcott Resolution.

•
A loss on extinguishment of debt of $213, before tax, for the three months ended March 31, 2013 related to the repurchase of approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transaction. The decrease in interest expense for the three months ended March 31, 2014 is largely due to this debt repurchase.

•
Net realized capital losses of $86 for the three months ended March 31, 2014, compared to net realized capital gains of $32 for the prior year period, excluding the realized capital gains on business dispositions. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).

•
A $1,574 before tax realized capital gain in 2013 on the disposition of the Individual Life business and a $1,574 before tax reinsurance loss in 2013 consisting of a reduction in goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business and losses from the operations of the Retirement Plans and Individual Life businesses sold in the first quarter of 2013. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions of Condensed Consolidated Financial Statements.

•
A $99 before tax improvement in underwriting results before catastrophes and prior accident years development, driven by higher underwriting margins in Small Commercial, Middle Market and Consumer Markets, including a $49 benefit related to a reduction in the Company's estimated liability for NY State Workers' Compensation Board assessments due to a change in legislation effective January 1, 2014. Contributing to the improvement in underwriting results is an increase in earned premiums of 2% or $44, before tax, for the three months ended March 31, 2014, compared to the prior year period, reflecting written premium growth of 1% in P&C Commercial and 6% in Consumer Markets. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Current accident year catastrophe losses of $86, before tax, for the three months ended March 31, 2014, compared to $32, before tax, for the prior year period. The increase in current accident year catastrophe losses was primarily due to unfavorable winter storm frequency and severity across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve release of $40, before tax, for the three months ended March 31, 2014, compared to reserve strengthening of $14, before tax, for the prior year period. Reserve releases in 2014 were primarily related to favorable development on accident year 2013 catastrophes and professional liability claims, and favorable development on accident year 2013 homeowners claims. Reserve strengthening in 2013 was primarily related to higher than expected loss frequency in commercial auto liability and workers' compensation. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the three months ended March 31, 2014 increased by $357 from an income tax benefit of $197 in the prior year period, primarily due to the $1.1 billion, before tax, increase in income from continuing operations. Income tax expense (benefit) in 2014 and 2013, includes separate account DRD benefits of $27 and $32, respectively.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three months ended March 31,
Net income (loss) by segment	2014	2013	Increase (Decrease) From 2013 to 2014
Property & Casualty Commercial	$242	$253	$(11)
Consumer Markets	99	77	22
Property & Casualty Other Operations	22	21	1
Group Benefits	51	42	9
Mutual Funds	21	18	3
Talcott Resolution	145	(294)	439
Corporate	(85)	(358)	273
Net income (loss)	$495	$(241)	$736

Investment Results
Composition of Invested Assets

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$63,339	79.4%	$62,357	79.2%
Fixed maturities, at fair value using the fair value option ("FVO")	1,009	1.3%	844	1.1%
Equity securities, AFS, at fair value	779	1.0%	868	1.1%
Mortgage loans	5,707	7.2%	5,598	7.1%
Policy loans, at outstanding balance	1,429	1.8%	1,420	1.8%
Limited partnerships and other alternative investments	3,021	3.8%	3,040	3.9%
Other investments [1]	340	0.4%	521	0.7%
Short-term investments	4,042	5.1%	4,008	5.1%
Total investments excluding equity securities, trading	79,666	100%	78,656	100%
Equity securities, trading, at fair value [2]	17,418		19,745
Total investments	$97,084		$98,401

[1]	Primarily relates to derivative instruments.

[2]
As of March 31, 2014 and December 31, 2013, approximately $17.4 billion and $19.7 billion, respectively, of equity securities, trading, support Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of March 31, 2014 and December 31, 2013, respectively, Japan equity 22% and 22%, Japan fixed income (primarily government securities) 15% and 15%, global equity 23% and 22%, global government bonds 39% and 40%, and cash and other 1% and 1%.

Total investments decreased since December 31, 2013, primarily due to decreases in equity securities, trading and other investments, partially offset by increases in fixed maturities, AFS and FVO as well as mortgage loans. The decline in equity securities, trading was primarily due to variable annuity policy surrenders and declining values of the underlying investments, partially offset by the appreciation of the Japanese Yen as compared to the U.S. dollar. The increases in fixed maturities, AFS and FVO were due to higher valuations as a result of decreasing interest rates and credit spread tightening. Mortgage loans increased due to the Company increasing its allocation to this asset class.

Net Investment Income (Loss)

	Three Months Ended March 31,
	2014		2013
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$628	4.1%	$670	4.1%
Equity securities, AFS	7	3.3%	6	2.9%
Mortgage loans	66	4.7%	65	5.0%
Policy loans	20	5.7%	20	5.7%
Limited partnerships and other alternative investments	97	13.0%	66	8.8%
Other [3]	47		58
Investment expense	(29)		(29)
Total securities AFS and other	836	4.4%	856	4.3%
Equity securities, trading	(236)		2,562
Total net investment income (loss)	$600		$3,418
Total securities, AFS and other excluding limited partnerships and other alternative investments	$739	4.0%	$790	4.1%

[1]
Yields calculated using annualized net investment income (excluding income related to equity securities, trading) before investment expenses divided by the monthly average invested assets at cost, or adjusted carrying value, as applicable, excluding equity securities, trading and repurchase agreement and dollar roll collateral. Yield calculations for the three months ended March 31, 2013 exclude assets transfered due to the sale of the Retirement Plans and Individual Life businesses. Yield calculations for the three months ended March 31, 2013 exclude income and assets associated with the disposal of the HLIL business. Yields by asset type exclude investment expenses.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Total net investment income decreased primarily due to a decrease in income from equity securities, trading, which is a result of Japanese variable annuity policy surrenders and a decline in value of the underlying investment funds supporting the variable annuity product due to a decline in Japanese equity markets, partially offset by appreciation of the Japanese Yen as compared to the U.S. dollar. In addition, there was lower income from fixed maturities as a result of a decline in assets levels, primarily in Talcott Resolution, and lower income from repurchase agreements. These decreases were partially offset by an increase in income from limited partnerships and other alternative investments which resulted primarily from an increase in valuations of underlying funds.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.0% in the first quarter of 2014 versus 4.1% in the first quarter of 2013. The decline was primarily attributable to lower income from repurchase agreements. Refer to Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further discussion of repurchase agreements. The average reinvestment rate for three months ended March 31, 2014, was approximately 3.9%, excluding certain treasury securities, which approximated the average yield of sales and maturities for the same period. Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2014, to remain relatively consistent with the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2014	2013
Gross gains on sales	$197	$1,717
Gross losses on sales	(148)	(82)
Net OTTI losses recognized in earnings	(22)	(21)
Valuation allowances on mortgage loans	—	—
Japanese fixed annuity contract hedges, net [1]	(9)	3
Periodic net coupon settlements on credit derivatives/Japan	3	(6)
Results of variable annuity hedge program
GMWB derivatives, net	15	47
U.S. macro hedge program	(10)	(85)
Total U.S. program	5	(38)
International program	(32)	(171)
Total results of variable annuity hedge program	(27)	(209)
Other, net [2]	(80)	204
Net realized capital gains (losses)	$(86)	$1,606

[1]
Relates to the Japanese fixed annuity product (adjustment of product liability for changes in spot currency exchange rates, related derivative hedging instruments, excluding net periodic coupon settlements, and Japan FVO securities).

[2]
Primarily consists of changes in value of non-qualifying derivatives, Japan 3Win related foreign currency swaps, and transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI.

Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains on sales for the three months ended March 31, 2014 were primarily due to gains on the sale of corporate, CMBS, and RMBS. Gross losses on sales for the three months ended March 31, 2014 were the result of losses on sales of emerging market securities, primarily within the foreign government and corporate sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
•   Gross gains and losses on sales for three months ended March 31, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.
Net OTTI losses
•      See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program
•      For the three months ended March 31, 2014 the net gain related to the combined U.S. GMWB derivatives, net, which includes the U.S. GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $14 related to outperformance of underlying actively managed funds compared to their respective indices. For the three months ended March 31, 2014 the loss on the U.S. macro hedge program was primarily due to losses of $9 related to decreased volatility, and losses of $4 driven by an improvement in domestic equity markets.

•
For the three months ended March 31, 2014 the losses associated with the international program were primarily driven by losses of $20 related to decreased volatility and losses of $9 due to a decrease in interest rates.

• For the three months ended March 31, 2013 the gain on U.S. GMWB derivatives, net, was primarily driven by gains of $46 on favorable policyholder behavior. For the three months ended March 31, 2013 the loss on the U.S. macro hedge program was primarily due to losses of $56 related to an improvement in domestic equity markets, losses of $15 related to the passage of time, and losses of $15 due to lower equity volatility.
•      For the three months ended March 31, 2013 the loss associated with the international program was primarily driven by losses of $227 due to an improvement in global equity markets, and losses of $69 due to a depreciation of the Japanese yen. These losses were partially offset by gains of $71 due to a decrease in Japanese interest rates.

Other, net
•      Other, net loss for the three months ended March 31, 2014 was primarily due to losses of $56 on interest derivatives due to a decline in U.S. interest rates, and losses of $13 related to the Japan 3Win foreign currency swaps primarily driven by a decline in U.S. interest rates. An additional loss of $11 was related to transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to appreciation of the Japanese yen versus the U.S. dollar.
•      Other, net gain for the three months ended March 31, 2013 was primarily due to gains of $141 on transactional foreign currency re-valuation associated with the internal reinsurance of the Japan variable annuity business, which is offset in AOCI, due to depreciation of the Japanese yen versus the U.S. dollar. Additional gains of $86 on interest derivatives were primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 of Notes to Condensed Consolidated Financial Statements.

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
Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2014 follows:

Three Months Ended March 31, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	934	590	—	1,524
Current accident year catastrophes [3]	60	26	—	86
Prior accident years	(7)	(34)	1	(40)
Total provision for unpaid losses and loss adjustment expenses	987	582	1	1,570
Less: Payments	912	613	120	1,645
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,926	1,820	2,855	18,601
Reinsurance and other recoverables	2,469	15	567	3,051
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,395	$1,835	$3,422	$21,652
Earned premiums	$1,541	$928
Loss and loss expense paid ratio [1]	59.2	66.1
Loss and loss expense incurred ratio	64.0	62.7
Prior accident years development (pts) [2]	(0.5)	(3.7)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2014
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Wind and Hail [1]	$5	$8	$13
Winter Storm [1]	55	18	73
Total	$60	$26	$86
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2014
Included within prior accident years development for the three months ended March 31, 2014 were the following reserve strengthenings (releases):

Three Months Ended March 31, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$5	$—	$—	$5
Homeowners	—	(13)	—	(13)
Professional liability	(8)	—	—	(8)
Package business	(3)	—	—	(3)
General liability	—	—	—	—
Fidelity and surety	—	—	—	—
Commercial property	(3)	—	—	(3)
Net environmental reserves	—	—	—	—
Workers’ compensation	—	—	—	—
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(12)	(21)	—	(33)
Other reserve re-estimates, net	6	—	1	7
Total prior accident years development	$(7)	$(34)	$1	$(40)

During the three months ended March 31, 2014, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Homeowner results emerged favorably for accident year 2013, primarily related to favorable development on fire and water-related claims in homeowners

•	Released reserves in professional liability for accident year 2013 due to lower frequency of reported claims.

•	Released reserves for accident year 2013 catastrophes as fourth quarter catastrophes have developed favorably.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion on net asbestos and net environmental reserves.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the three months ended March 31, 2013 follows:

Three Months Ended March 31, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	968	568	—	1,536
Current accident year catastrophes [3]	6	26	—	32
Prior accident years	8	4	2	14
Total provision for unpaid losses and loss adjustment expenses	982	598	2	1,582
Less: Payments	989	653	89	1,731
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,648	1,855	3,037	18,540
Reinsurance and other recoverables	2,387	8	615	3,010
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,035	$1,863	$3,652	$21,550
Earned premiums	$1,529	$896
Loss and loss expense paid ratio [1]	64.6	72.8
Loss and loss expense incurred ratio	64.2	66.7
Prior accident years development (pts) [2]	0.5	0.4

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2013
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Wind and Hail [1]	$3	$20	$23
Winter Storm	3	6	9
Total	$6	$26	$32
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2013
Included within prior accident years development for the three months ended March 31, 2013 were the following reserve strengthenings (releases):

Three Months Ended March 31, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$15	$—	$—	$15
Homeowners	—	(8)	—	(8)
Professional liability	1	—	—	1
Package business	(11)	—	—	(11)
General liability	(19)	—	—	(19)
Fidelity and surety	(5)	—	—	(5)
Commercial property	(4)	—	—	(4)
Net environmental reserves	—	—	1	1
Workers’ compensation	18	—	—	18
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	—	2	—	2
Other reserve re-estimates, net	5	10	1	16
Total prior accident years development	$8	$4	$2	$14

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three months ended March 31, 2014.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended March 31, 2014	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	—		—	1	1
Less: losses and loss adjustment expenses paid	67		7	46	120
Ending liability – net [2][3]	$1,647	[4]	$263	$945	$2,855

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $16 and $8, respectively, as of March 31, 2014. Total net losses and loss adjustment expenses incurred for the three months ended March 31, 2014 includes $4 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three months ended March 31, 2014 includes $3 related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,107 and $306.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $216 and $195, respectively, resulting in a one year net survival ratio of 7.7 and a three year net survival ratio of 8.5. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three months ended March 31, 2014, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended March 31, 2014	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$57	$—	$4	$—
Assumed Reinsurance	11	—	—	—
London Market	5	—	3	—
Total	73	—	7	—
Ceded	(6)	—	—	—
Net	$67	$—	$7	$—

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2014 includes $6 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2014 includes $5 related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2014 of $1.9 billion ($1.67 billion and $272 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.6 billion to $2.3 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2013 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. For a discussion of the Company's reserving practices, see the Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance section of the MD&A included in the Company's 2013 Form 10-K Annual Report.

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
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of March 31, 2014	As of December 31, 2013
DAC [1]	$1,470	$1,552
SIA [1]	$143	$149
URR	$47	$50
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$581	$565

[1]
For additional information on DAC and SIA, see Note 8 - Deferred Policy Acquisition Costs and Present Value of Future Profits and Note 9 - Sales Inducements, respectively, of Notes to Condensed Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 10 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	Three Months Ended March 31,
	2014	2013
DAC	$12	$(904)
SIA	1	(56)
URR	—	2
Death and Other Insurance Benefit Reserves	9	126
Total (before tax)	$22	$(832)
Income tax effect	8	(291)
Total (after-tax)	$14	$(541)
The Unlock benefit, after-tax, for the three months ended March 31, 2014 was primarily due to actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge, after-tax for the three months ended March 31, 2013 was primarily due to Japan hedge cost assumption changes of $577 ($887 pre-tax), partially offset by actual separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 39% as of March 31, 2014. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
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
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments as there is no discrete financial information available for the separate components of the operating segment, all of the components of the segment have similar economic characteristics, and it is the segment level that management reviews. The Group Benefits, Consumer Markets and Mutual Funds operating segments all have equivalent reporting units. Goodwill associated with the June 30, 2000 buyback of Hartford Life, Inc. was allocated to each of Hartford Life’s reporting units based on the reporting unit's fair value of in-force business at the time of the buyback. Although this goodwill was allocated to each reporting unit it is held in Corporate for segment reporting.
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

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three months ended March 31, 2014 and 2013. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2013 Form 10-K Annual Report.
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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, core earnings excluding buyouts and realized gains (losses) for the three months ended March 31, 2014 and 2013 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three months ended March 31, 2014 and 2013 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

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
A reconciliation of net income (loss) to core earnings is set forth below.

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$495	$(241)
Less: Unlock benefit (charge), after-tax	14	(541)
Less: Restructuring and other costs, after-tax	(13)	(12)
Less: Loss from discontinued operations, after-tax	—	(1)
Less: Loss on extinguishment of debt, after-tax	—	(138)
Less: Net reinsurance loss on dispositions, after-tax	—	(25)
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings [1]	(70)	19
Core earnings	$564	$457

[1]
Excludes net realized gain on dispositions of $1.0 billion, after-tax, for the three months ended March 31, 2013 relating to the sales of the Retirement Plans and Individual Life businesses which are included in net reinsurance loss on dispositions, after-tax.

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
Full Surrender Rates
Full surrender rates are an internal measure of contract surrenders calculated using annualized full surrenders divided by a two-point average of annuity account values. The full surrender rate represents full contract liquidation and excludes partial withdrawals. Japan full surrender rates also do not include policies that lapse upon reaching their annuity commencement date.

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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the three months ended March 31, 2014 and 2013 is set forth in the ROA section within MD&A - Mutual Funds.
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

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended March 31,
Underwriting Summary	2014	2013	Change
Written premiums	$1,669	$1,645	1%
Change in unearned premium reserve	128	116	10%
Earned premiums	1,541	1,529	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	934	968	(4%)
Current accident year catastrophes	60	6	NM
Prior accident years	(7)	8	(188%)
Total losses and loss adjustment expenses	987	982	1%
Amortization of DAC	226	227	—%
Underwriting expenses	188	225	(16%)
Dividends to policyholders	4	4	—%
Underwriting gain	136	91	49%
Net servicing income [1]	3	6	(50%)
Net investment income	256	240	7%
Net realized capital gains (losses)	(32)	43	(174%)
Other expenses	(31)	(28)	11%
Income before income taxes	332	352	(6%)
Income tax expense	90	99	(9%)
Net income	$242	$253	(4%)

[1]	Includes servicing revenues of $25 and $30 for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
Premium Measures [1]	2014	2013
New business premium	$268	$266
Standard commercial lines policy count retention	83%	82%
Standard commercial lines renewal written pricing increase	7%	8%
Standard commercial lines renewal earned pricing increase	8%	8%
Standard commercial lines policies in-force as of end of period (in thousands)	1,251	1,260

[1]	Standard commercial lines consists of small commercial and middle market.

	Three Months Ended March 31,
Underwriting Ratios	2014	2013	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	60.6	63.3	2.7
Current accident year catastrophes	3.9	0.4	(3.5)
Prior year development	(0.5)	0.5	1.0
Total loss and loss adjustment expense ratio	64.0	64.2	0.2
Expense ratio	26.9	29.6	2.7
Policyholder dividend ratio	0.3	0.3	—
Combined ratio	91.2	94.0	2.8
Current accident year catastrophes and prior year development	3.4	0.9	(2.5)
Combined ratio before catastrophes and prior year development	87.7	93.1	5.4

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income, compared to the prior year period, decreased for the three months ended March 31, 2014 primarily due to unfavorable current accident year catastrophes and realized capital losses, partially offset by a lower current accident year loss and loss adjustment expense ratio before catastrophes and a reduction in underwriting expenses.
Earned premiums, compared to the prior year period, increased for the three months ended March 31, 2014 reflecting written premium growth over the preceding twelve months. Written premiums, compared to the prior year period, increased for the three months ended March 31, 2014 in small commercial and middle market, partially offset by a decline in premiums in specialty commercial. Written premium increases in small commercial were driven primarily by higher renewal premium in all lines, particularly workers' compensation. Written premium increases in middle market were driven primarily by higher renewal premium in general liability and property and higher new business premium. Written premium decreases in specialty commercial were primarily the result of continued underwriting actions to reposition the business and exit unprofitable programs, partially offset by growth in national accounts and financial products.
Losses and loss adjustment expenses reflect lower current accident year losses before catastrophes in all three lines of business and favorable prior accident years development, partially offset by an increase in current accident year catastrophes.

•
Favorable current accident year losses and loss adjustment expenses before catastrophes were primarily driven by lower loss and loss adjustment expenses in workers’ compensation due to favorable frequency and severity trends and lower non-catastrophe property losses in middle market. The current accident year loss and loss adjustment expense ratio before catastrophes decreased accordingly by 2.7 points to 60.6 in 2014 from 63.3 in 2013.

•
Current accident year catastrophe losses of $60, before tax, for the three months ended March 31, 2014, compared to $6, before tax, for the three months ended March 31, 2013. Increased losses for the three months ended March 31, 2014 were primarily due to unfavorable winter storm frequency and severity across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve release of $7, before tax, for the three months ended March 31, 2014, compared to reserve strengthening of $8, before tax, for the three months ended March 31, 2013. Development for the three months ended March 31, 2014 was primarily due to reserve releases related to 2013 catastrophes and professional liability, partially offset by workers' compensation discount accretion. Development for the three months ended March 31, 2013 was primarily due to strengthening related to workers' compensation and auto liability, partially offset by a release of general liability and package business reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Underwriting expenses, compared to the prior year period, reflect a reduction of $49 in the Company's estimated liability for NY State Workers' Compensation Board assessments due to a change in legislation effective January 1, 2014.
The combined ratio, before catastrophes and prior year development, improved 5.4 points to 87.7 for the three months ended March 31, 2014 from 93.1 for the three months ended March 31, 2013. The decrease primarily reflects a favorable decrease in the expense ratio and the current accident year loss and loss adjustment expense ratio before catastrophes.
For discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended March 31,
Underwriting Summary	2014	2013	Change
Written premiums	$927	$878	6%
Change in unearned premium reserve	(1)	(18)	(94%)
Earned premiums	928	896	4%
Losses and loss adjustment expenses
Current accident year before catastrophes	590	568	4%
Current accident year catastrophes	26	26	—%
Prior accident years	(34)	4	NM
Total losses and loss adjustment expenses	582	598	(3%)
Amortization of DAC	85	83	2%
Underwriting expenses	136	143	(5%)
Underwriting gain	125	72	74%
Net servicing income [1]	—	9	(100%)
Net investment income	35	37	(5%)
Net realized capital gains (losses)	(5)	7	(171%)
Other expenses	(8)	(12)	(33%)
Income before income taxes	147	113	30%
Income tax expense	48	36	33%
Net income	$99	$77	29%
 [1] Includes servicing revenues of $38 for three months ended March 31, 2013.

	Three Months Ended March 31,
Written Premiums	2014	2013	Change
Product Line
Automobile	660	629	5%
Homeowners	267	249	7%
Total	927	878	6%
Earned Premiums
Product Line
Automobile	636	619	3%
Homeowners	292	277	5%
Total	928	896	4%

	Three Months Ended March 31,
Premium Measures	2014	2013
Policies in-force end of period (in thousands)
Automobile	2,033	2,019
Homeowners	1,324	1,322
Total policies in-force end of period	3,357	3,341
New business written premium
Automobile	$104	$87
Homeowners	$32	$30
Policy count retention
Automobile	87%	86%
Homeowners	87%	87%
Renewal written pricing increase
Automobile	5%	5%
Homeowners	8%	6%
Renewal earned pricing increase
Automobile	5%	5%
Homeowners	7%	6%

	Three Months Ended March 31,
Underwriting Ratios	2014	2013	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	63.6	63.4	(0.2)
Current accident year catastrophes	2.8	2.9	0.1
Prior year development	(3.7)	0.4	4.1
Total loss and loss adjustment expense ratio	62.7	66.7	4.0
Expense ratio	23.8	25.2	1.4
Combined ratio	86.5	92.0	5.5
Current accident year catastrophes and prior year development	(0.9)	3.3	4.2
Combined ratio before catastrophes and prior year development	87.4	88.6	1.2

	Three Months Ended March 31,
Product Combined Ratios	2014	2013	Change
Automobile	91.4	96.0	4.6
Homeowners	75.3	82.7	7.4

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income, compared to the prior year period, increased for the three months ended March 31, 2014 primarily due to improved underwriting gains driven by earned premium growth, lower underwriting expenses and favorable prior year development partially offset by higher current accident year losses before catastrophes.
Earned premiums increased for the three months ended March 31, 2014 reflecting new business written premium growth in auto and home across all channels and premium retention in auto and home due to earned pricing increases and policy retention.
Losses and loss adjustment expenses reflect favorable prior accident years development partially offset by higher current accident year losses before catastrophes.

•
Unfavorable current accident year losses and loss adjustment expenses before catastrophes were primarily driven by the impact of higher homeowners and auto physical damage claims due to a harsh winter. However, the current accident year loss and loss adjustment expense ratio before catastrophes of 63.6 in 2014 is comparable with 63.4 in 2013.

•
Current accident year catastrophe losses of $26, before tax, for the three months ended March 31, 2014 remained consistent with the prior year period. Losses for the three months ended March 31, 2014 were primarily driven by unfavorable winter storm frequency and severity across various U.S. geographic regions. Losses for the three months ended March 31, 2013 were primarily driven by multiple wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve release of $34, before tax, for the three months ended March 31, 2014 compared to a strengthening of $4, before tax, for the prior year period. Reserve releases for the three months ended March 31, 2014 were primarily related to favorable development on accident year 2013 fire and water-related homeowners claims, and reserve releases related to fourth quarter 2013 catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

The combined ratio, before current accident year catastrophes and prior year development, improved 1.2 points to 87.4 for the three months ended March 31, 2014. The improvement primarily reflects a decrease in the expense ratio due to higher earned premiums as well as reduced AARP marketing costs.
For discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended March 31,
Underwriting Summary	2014	2013	Change
Written premiums	$1	$—	100%
Change in unearned premium reserve	1	—	100%
Earned premiums	—	—	—%
Losses and loss adjustment expenses
Prior accident years	1	2	(50%)
Total losses and loss adjustment expenses	1	2	(50%)
Underwriting expenses	7	7	—%
Underwriting loss	(8)	(9)	(11%)
Net investment income	35	35	—%
Net realized capital gains	—	1	(100%)
Other income	—	1	(100%)
Income before income taxes	27	28	(4%)
Income tax expense	5	7	(29%)
Net income	$22	$21	5%
Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income, compared to the prior year period, was flat for the three months ended March 31, 2014.
The annual reviews of asbestos and environmental liabilities occur in the second quarter of the year. For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three months ended March 31,
Operating Summary	2014	2013	Change
Premiums and other considerations [1]	$799	$826	(3)%
Net investment income	96	97	(1)%
Net realized capital gains (losses)	8	18	(56)%
Total revenues	903	941	(4)%
Benefits, losses and loss adjustment expenses	597	639	(7)%
Amortization of deferred policy acquisition costs	9	8	13%
Insurance operating costs and other expenses	228	240	(5)%
Total benefits, losses and expenses	834	887	(6)%
Income before income taxes	69	54	28%
Income tax expense	18	12	50%
Net income [1]	$51	$42	21%

	Three months ended March 31,
Premiums and other considerations	2014	2013	Change
Fully insured – ongoing premiums	$776	$812	(4)%
Buyout premiums	8	—	100%
Other	15	14	7%
Total premiums and other considerations	799	826	(3)%
Fully insured ongoing sales, excluding buyouts	180	169	7%

	Three months ended March 31,
Ratios, excluding buyouts	2014	2013	Change
Loss ratio	74.5%	77.4%	2.9
Loss ratio, excluding Association - Financial Institutions	77.6%	81.5%	3.9
Expense ratio	30.0%	30.0%	0.0
Expense ratio, excluding Association - Financial Institutions	27.4%	26.6%	(0.8)

	Three months ended March 31,
After-tax margin	2014	2013	Change
After-tax margin (excluding buyouts)	5.7%	4.5%	1.2
Effect of net capital realized gains (losses), net of tax on after-tax margin	0.6%	1.3%	(0.7)
After-tax margin (excluding buyouts), excluding realized gains (losses)	5.1%	3.2%	1.9
[1] Group Benefits has a block of Association - Financial Institutions business that is subject to a profit sharing arrangement with third parties. The Association - Financial Institutions business represented $44 and $72 of premiums and other considerations, and $1 and $0 of net income (loss) for the three months ended March 31, 2014 and 2013, respectively.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income, compared to the prior year period, increased for the three months ended March 31, 2014 and was driven primarily by lower benefits, losses and loss adjustment expenses and insurance operating costs and other expenses, partially offset by a decrease in premiums and other considerations.
Premiums and other considerations decreased for the three months ended March 31, 2014, compared to the prior year period, due to management actions related to the Association - Financial Institutions block of business. Insurance operating costs and other expenses decreased for the three months ended March 31, 2014, compared to the prior year period, due to lower commission payments as a result of overall lower premiums.
The improvement in the loss ratio for the three months ended March 31, 2014 was primarily attributable to the long-term disability product reflecting improved incidence trends, continued strong claim recoveries and improved pricing. The increase in after-tax margin, excluding buyouts and net realized capital gains (losses), was primarily due to the improved loss ratio.
For discussion of investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended March 31,
Operating Summary	2014	2013 [1]	Change
Fee income and other	174	160	9%
Total revenues	174	160	9%
Amortization of DAC	9	9	—%
Insurance operating costs and other expenses	132	123	7%
Total benefits, losses and expenses	141	132	7%
Income before income taxes	33	28	18%
Income tax expense	12	10	20%
Net income	$21	$18	17%
MUTUAL FUNDS AUM by DISTRIBUTION CHANNEL
Retail Mutual Funds [2]
AUM, beginning of period	$53,040	$45,013	18%
Sales	2,627	3,162	(17)%
Redemptions	(2,688)	(3,176)	(15)%
Net Flows	$(61)	$(14)	NM
Change in market value and other	2,009	3,187	(37)%
AUM, end of period	$54,988	$48,186	14%

Retirement Mutual Funds [3]
AUM, beginning of period	$17,878	$16,598	8%
Sales	1,065	942	13%
Redemptions	(986)	(1,426)	(31)%
Net Flows	79	(484)	(116)%
Change in market value and other	401	1,508	(73)%
AUM, end of period	$18,358	$17,622	4%

Total Mutual Funds
AUM, beginning of period	$70,918	$61,611	15%
Sales	3,692	4,104	(10)%
Redemptions	(3,674)	(4,602)	(20)%
Net Flows	18	(498)	(104)%
Change in market value and other	2,410	4,695	(49)%
AUM, end of period	$73,346	$65,808	11%
Average Mutual Funds Assets Under Management	72,132	63,710	13%
Annuity Mutual Fund Assets [4]	24,957	26,628	(6)%
Total Assets Under Management	$98,303	$92,436	6%
Average Assets Under Management	$97,519	$90,042	8%

[1]
Retrospectively adjusted to conform to the current year method of reporting revenues and expenses. Fee income and directly related expenses previously reported as gross amounts are being reported as a net amount in insurance operating costs and other expenses. This change in the method of reporting revenues and expenses did not have a material impact on the segment’s operating results.

[2]	Includes mutual funds offered within 529 college savings plans.

[3]	Includes mutual funds offered within employee directed retirement plans including on-going business related to the Company's Retirement Plans and Individual Life businesses sold in January 2013.

[4]	Includes Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

	Three Months Ended March 31,
	2014	2013	Change
MUTUAL FUNDS AUM by ASSET CLASS
Equity	44,489	38,453	16%
Fixed Income	14,661	15,213	(4)%
Multi-Strategy Investments	14,196	12,142	17%
Total Mutual Funds AUM, end of period	$73,346	$65,808	11%
RETURN ON ASSETS
ROA	8.6	8.0	8%
Effect of restructuring, net of tax	—	(0.4)	(100)%
Effect of net realized gains, net of tax and DAC	—	(0.5)	(100)%
ROA, core earnings	8.6	8.9	(3)%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income, compared to the prior year period, increased for the three months ended March 31, 2014 primarily due to higher fee income driven by higher average AUM, partially offset by increased variable expenses (primarily sub-advisory and distribution). Average AUM for the three months ended March 31, 2014 increased 8% compared to average AUM for the three months ended March 31, 2013 due to favorable market performance of the Company's funds somewhat offset by net outflows.
Total mutual funds sales, compared to the prior year period, decreased for the three months ended March 31, 2014 due to a decline in retail mutual funds sales, partially offset by an increase in retirement fund sales. Net flows for retail and retirement funds were positive in the three months ended March 31, 2014 as sales outpaced redemptions. Redemptions in the period improved over the prior year period and drove positive net flows for the first time since 2011.

TALCOTT RESOLUTION

	Three Months Ended March 31,
Operating Summary	2014	2013	Change
Earned premiums, fees and other	$477	$518	(8%)
Net investment income:
Securities available-for-sale and other	412	434	(5%)
Equity securities trading [1]	(236)	2,562	(109%)
Total net investment income	176	2,996	(94%)
Realized capital gains (losses):
Net realized capital gains on business dispositions	—	1,574	(100%)
Other net realized capital gains (losses)	(48)	59	(181%)
Net realized capital gains (losses)	(48)	1,633	(103%)
Total revenues	605	5,147	(88%)
Benefits, losses and loss adjustment expenses	437	443	(1%)
Benefits, losses and loss adjustment expenses – returns credited on international variable annuities [1]	(236)	2,562	(109%)
Amortization of DAC	67	1,009	(93%)
Insurance operating costs and other expenses	159	129	23%
Reinsurance loss on dispositions	—	1,505	(100%)
Total benefits, losses and expenses	427	5,648	(92%)
Loss from continuing operations before income taxes	178	(501)	136%
Income tax benefit	33	(208)	116%
Income (loss) from continuing operations, net of tax	145	(293)	149%
Income (loss) from discontinued operations, net of tax [4]	—	(1)	100%
Net income (loss)	$145	$(294)	149%
Assets Under Management (end of period)
U.S. and Japan variable annuity account value	$77,347	$92,434	(16%)
Fixed Market Value Adjusted annuity and other account value	13,046	14,350	(9%)
Institutional annuity account value	16,951	17,586	(4%)
Other account value [3]	107,918	102,780	5%
Total account value [2]	$214,240	$227,733	(6%)
U.S. and Japan Variable Annuity Account Value
Account value, beginning of period	$81,942	$92,540	(11%)
Net outflows	(5,347)	(4,221)	(27%)
Change in market value and other	336	6,385	(95%)
Effect of currency translation	416	(2,270)	118%
Account value, end of period	$77,347	$92,434	(16%)

[1]
Includes investment income and mark-to-market effects of equity securities, trading, supporting the international variable annuity business, which are classified in net investment income with corresponding amounts credited to policyholders within benefits, losses and loss adjustment expenses.

[2]
Included in the total account value is approximately $(1.0) billion as of March 31, 2014 and $(1.2) billion as of March 31, 2013 related to a Talcott Resolution intra-segment funding agreement which is eliminated in consolidation.

[3]
Other account value includes $54.3 billion, $14.7 billion, and $39.0 billion as of March 31, 2014 and $51.8 billion, $13.2 billion, and $37.8 billion at March 31, 2013 for the Retirement Plans, Individual Life, and Private Placement Life Insurance, respectively. Account values associated with the Retirement Plans, and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses.

[4]
Represents the loss from operations and sale of Hartford Life International Limited ("HLIL"). For additional information, see Note 14 Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net income (loss), compared to the prior year period, increased for the three months ended March 31, 2014. Net income for the three months ended March 31, 2014 was primarily driven by the effect of a $832 Unlock charge in 2013, higher returns on limited partnerships and other alternative investments, and lower costs associated with the U.S. variable annuity enhanced surrender value program, partially offset by a change to realized capital losses in 2014 and the effect of a decline in fee income due to variable annuity surrender activity.
The Unlock benefit increased to $22, before tax, for the three months ended March 31, 2014 from a charge of $832 before tax for the three months ended March 31, 2013. The Unlock charge of $832, before tax, for three months ended March 31, 2013 was due to hedge cost assumption changes associated with expanding the Japan variable annuity hedging program in the first quarter of 2013. Within other net realized capital gains (losses), variable annuity hedge program losses for the three months ended March 31, 2014 were $27, before tax, including international losses of $32, compared to losses of $209, including international losses of $171, for the prior year period.
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
The 2014 and 2013 effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.
Account values for Talcott Resolution decreased to approximately $214 billion at March 31, 2014 from approximately $228 billion at March 31, 2013 due primarily to increased net outflows offset by positive currency translation impacts, and market value appreciation in variable annuities. For the three months ended March 31, 2014 variable annuity net outflows increased by approximately $1.1 billion as compared to the prior year period driven by increased net outflows in Japan variable annuities with an increase in policy surrenders as a result of market appreciation and the expiration of the surrender charge period as the block of business ages.
For the three months ended March 31, 2014 the annualized full surrender rate on U.S. variable annuities declined to 12.3% compared to 14.5% for the three months ended March 31, 2013. For the three months ended March 31, 2014 the annualized full surrender rate on Japan variable annuities rose to 38.1% compared to 9.6% for the three months ended March 31, 2013. Surrender activity in Japan has increased significantly over the past year as market appreciation has resulted in an increased number of contracts with account values exceeding guaranteed amounts. Contract counts decreased 14% and 33% for U.S. and Japan variable annuities, respectively, at March 31, 2014 compared to March 31, 2013.  In addition, 72% of Japan policyholders who reached their annuity commencement date chose the lump sum option. This represents $264 of account value that chose a lump sum. The Company expects annuity account values and consequently earnings to continue to decline over time as fee income decreases due to surrenders, policyholder initiatives or potential transactions with third parties that will reduce the size of the related book of business.

CORPORATE

	Three Months Ended March 31,
Operating Summary	2014	2013	Change
Fee income [1]	$3	$3	—%
Net investment income	2	13	(85%)
Net realized capital losses	(9)	(96)	(91%)
Total revenues	(4)	(80)	(95%)
Insurance operating costs and other expenses [1]	32	42	(24%)
Loss on extinguishment of debt	—	213	(100%)
Reinsurance loss on disposition	—	69	(100%)
Interest expense	95	107	(11%)
Total benefits, losses and expenses	127	431	(71%)
Loss from continuing operations before income taxes	(131)	(511)	(74%)
Income tax benefit	(46)	(153)	(70%)
Net loss	$(85)	$(358)	(76%)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net loss decreased for the three months ended March 31, 2014 compared to the prior period primarily due to decreases in net realized capital losses, losses on extinguishment of debt and, reinsurance losses on dispositions in 2013 and lower interest expense. For discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
In March 2013, the Company repurchased approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt of $213 consists of the repurchase premium, the write-off of the unamortized discount, and debt issuance and other costs related to the repurchase transaction. The decrease in interest expense for the three months ended March 31, 2014 is largely due to this debt repurchase.
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
Refer to the MD&A in The Hartford’s 2013 Form 10-K Annual Report for an explanation of the Company’s Operational Risk.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of January 1, 2014:

Coverage	Treaty term	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2014 to 1/1/2015	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2013 to 6/1/2014	90%	119	[1]	43
Workers compensation losses arising from a single catastrophe event [2]	7/1/2013 to 7/1/2014	80%	350		100

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

Property and Casualty Insurance Product Reinsurance Recoverable

Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools. The components of the gross and net reinsurance recoverable are as follows:

Reinsurance Recoverable	As of March 31, 2014	As of December 31, 2013
Paid loss and loss adjustment expenses	$115	$138
Unpaid loss and loss adjustment expenses	2,862	2,841
Gross reinsurance recoverable	$2,977	$2,979
Less: Allowance for uncollectible reinsurance	(245)	(244)
Net reinsurance recoverable	$2,732	$2,735

Life Insurance Product Reinsurance Recoverable

Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers. The components of the gross and net reinsurance recoverable are as follows:

Reinsurance Recoverable	As of March 31, 2014	As of December 31, 2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,407	20,595
Gross reinsurance recoverable [1]	$20,407	$20,595
[1] No allowance for uncollectible reinsurance is required as of period end.
As of March 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $9.1 billion and $10.0 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.7 billion and $8.1 billion, respectively. As of March 31, 2014, the Company has no other reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
For further explanation of the Company's Insurance Risk Management strategy, see MD&A - Enterprise Risk Management - Insurance Risk Management in The Hartford's 2013 Form 10-K Annual Report.
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
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, and limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Talcott Resolution products. Conversely, a rise in interest rates will reduce the fair value of the investment portfolio and if long-term interest rates rise dramatically within a six to twelve month time period, certain Talcott Resolution businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Talcott Resolution's fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits to offset certain previously recognized realized capital losses.
A decline in interest rates results in certain mortgage-backed and municipal securities being more susceptible to paydowns and prepayments or calls. During such periods, the Company generally will not be able to reinvest the proceeds at comparable yields. Lower interest rates will also likely result in lower net investment income, increased hedging cost associated with variable annuities and, if declines are sustained for a long period of time, it may subject the Company to reinvestment risk and possibly reduced profit margins associated with guaranteed crediting rates on certain Talcott Resolution products. Conversely, the fair value of the investment portfolio will increase when interest rates decline and the Company’s interest expense will be lower on its variable rate debt obligations.

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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated AA with maturities primarily between zero and thirty years. For further discussion of discounting pension and other postretirement benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 18- Employee Benefit Plans of Notes to Consolidated Financial Statements in The Hartford’s 2013 Form 10-K Annual Report. In addition, management evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Talcott Resolution section of the MD&A.
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
The yen denominated individual fixed annuity product was written by Hartford Life Insurance K.K. (“HLIKK”), a wholly-owned Japanese subsidiary of Hartford Life, Inc. (“HLI”), and subsequently reinsured to Hartford Life Insurance Company, a U.S. dollar based wholly-owned indirect subsidiary of HLI. The underlying investment involves investing in U.S. securities markets, which offer favorable credit spreads. The yen denominated fixed annuity product (“yen fixed annuities”) is recorded in the consolidated balance sheets with invested assets denominated in dollars while policyholder liabilities are denominated in yen and converted to U.S. dollars based upon the March 31, 2014 yen to U.S. dollar spot rate. The difference between U.S. dollar denominated investments and yen denominated liabilities exposes the Company to currency risk. The Company manages this currency risk associated with the yen fixed annuities primarily with pay variable U.S. dollar and receive fixed yen currency swaps.
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
Variable Annuity Guaranteed Benefits
The Company’s U.S. and Japan variable annuities include guaranteed minimum death benefit and certain contracts include optional living benefit features. A majority of the Company's GMDB benefits, both direct and assumed, are reinsured with an affiliate captive reinsurer and an external reinsurer. Effective April 1, 2014, the Company recaptured all reinsured risks from this affiliated captive reinsurer. The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $77.3 billion and $81.9 billion as of March 31, 2014 and December 31, 2013, respectively.
The Company’s U.S. variable annuities include a GMWB rider. Declines in the equity markets will increase the Company’s liability for these benefits. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value. Until April 1, 2014 the Company reinsured a majority of the GMWB benefits with a captive reinsurer. Effective April 1, 2014, the Company recaptured all reinsured risks from this affiliated captive reinsurer.

The following table summarizes the account values of the Company’s U.S., and Japan variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of March 31, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$59.5	$4.2	$1.0	17%	23%
GMWB	29.0	0.2	0.1	6%	12%
Japan Variable Annuity [1]
GMDB	17.8	1.0	0.7	36%	10%
GMIB [3]	16.3	0.2	0.2	26%	4%

Total Variable Annuity Guarantees
As of December 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$61.8	$4.3	$1.0	16%	26%
GMWB	30.3	0.2	0.1	5%	12%
Japan Variable Annuity [1]
GMDB	20.1	0.8	0.6	31%	8%
GMIB [3]	18.5	0.1	0.1	20%	3%

[1]
Policies with a guaranteed living benefit (a GMWB in the US, or a GMIB in Japan) also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB or GMIB is released. Similarly, when a policy goes into benefit status on a GMWB or GMIB, the GMDB NAR is reduced to zero. When a policy goes into benefit status on a GMIB, its GMDB NAR is released

[2]
Excludes group annuity contracts with GMDB benefits previously sold by Retirement Plans business. For further discussion of the sale of the Retirement Plans business, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[3]	Includes small amount of GMWB and GMAB.

[4]	Excludes contracts that are fully reinsured.

[5]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.
Many policyholders with a GMDB also have a GMWB in the U.S. or GMIB in Japan. Policyholders that have a product that offer both guarantees can only receive the GMDB or the GMIB benefit in Japan or the GMDB or GMWB in the U.S. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company’s GMDB liability, see Note 10 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death or their account value is reduced to a specified level, through contractually permitted withdrawals and/or market declines. If the account value is reduced to a specified level, the the contract holder will receive an annuity equal to the guaranteed remaining benefit (“GRB”). For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
For GMIB contracts, in general, the policyholder has the right to elect to annuitize benefits, beginning (for certain products) on the tenth or fifteenth anniversary year of contract commencement, receive lump sum payment of the then current account value, or remain in the variable sub-account. For GMIB contracts, if the policyholder makes the annuitization election, the policyholder is entitled to receive the original investment value over a 10- to 15- year annuitization period. If the policyholder defers this election, the policyholder has the right to revisit the election annually on the policy anniversary date. A small percentage of the contracts first became eligible to elect annuitization beginning in the third quarter of 2013. The remainder of the contracts will first become eligible to elect annuitization from 2014 to 2022. Because policyholders have various contractual rights to defer their annuitization election, the period over which annuitization election can take place is subject to policyholder behavior and therefore indeterminate. In addition, upon annuitization the contractholder surrenders access to the account value and the account value is transferred to the Company’s general account where it is invested and the additional investment proceeds are used towards payment of the original investment value. If the original investment value exceeds the account value upon annuitization then the contract is “in the money”.

As of March 31, 2014, approximately 74% of the Japan GMIB contracts were "out of the money". Until April 1, 2014 the Company reinsured a majority of the GMIB benefits with an affiliated captive reinsurer. Effective April 1, 2014, the Company recaptured all reinsured risks from this affiliated captive reinsurer. For additional information on the Company’s GMIB liability, see Note 10 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
The following table represents the timing of account values eligible for annuitization under the Japan GMIB as well as the NAR. The account values reflect 100% annuitization at the earliest point allowed by the contract and no adjustments for future market returns and policyholder behaviors. Thus far, the majority of contract holders eligible for annuitization have either selected a lump sum payout at the annuitization commencement date or have surrendered prior to that date. Future market returns, changes in the value of the Japanese yen and policyholder behaviors will impact account values eligible for annuitization in the years presented.

GMIB [1]	As of March 31, 2014
($ in billions)	Account Value	Net Amount at Risk
2014	$1.6	$—
2015	3.7	—
2016	1.8	—
2017	2.4	0.1
2018	1.0	—
2019 & beyond [2]	3.8	—
Total	$14.3	$0.1

[1]	Excludes certain non-GMIB living benefits of $2.0 billion of account value and $0.1 billion of NAR.

[2]	In 2019 & beyond, $1.8 billion of the $3.8 billion is primarily associated with account value that is eligible in 2021.

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
International Hedge Program
The Company enters into derivative contracts to hedge market risk exposures associated with the guaranteed benefits which are embedded in the international variable annuity contracts. These derivative contracts include foreign currency forwards and options, interest rate swaps, swaptions and futures, and equity swaps, options, and futures on certain broadly traded global equity indices including the S&P500 index, Nikkei 225 index, Topix index, FTSE 100 index, Euro Stoxx 50. During 2013, the Company expanded its hedging program to substantially reduce equity and foreign currency exchange risk. Currently, the program is primarily focused on the risks that have been reinsured to the Company’s U.S. legal entities although certain hedges, predominantly options, are also held directly in HLIKK.
While the Company actively manages these dynamic hedging programs, increased U.S. GAAP earnings volatility may result from factors including, but not limited to: focus on reducing the economic exposure to market risks associated with guaranteed benefits, capital markets, changes in hedging positions and the relative emphasis placed on various risk management objectives.
Variable Annuity Hedging Program Sensitivities
The following table presents the accounting treatment of the underlying guaranteed living benefits and the related hedge assets by hedge program.

U.S. Programs				International Program
GMWB [1]		Macro		Japan
Hedge Assets	Liabilities	Hedge Assets	Liabilities	Hedge Assets	Liabilities [2]
Fair Value	Fair Value	Fair Value	Not Fair Value	Fair Value	Not Fair Value

[1]	Excludes life contingent GMWB Contracts.
[2] The liabilities for international variable annuity are primarily not measured on a fair value basis. However there is an immaterial portion of the international variable annuity with a GMWB or GMAB which is measured on a fair value basis.

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro and international hedge programs, before the impacts of amortization of DAC, and taxes. As noted in the table above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of March 31, 2014, and are related to the fair value of liabilities and hedge instruments in place as of March 31, 2014 for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

U.S. GAAP Sensitivity Analysis	As of March 31, 2014
(pre Tax/DAC) [1]	U.S. Programs						International Program
	GMWB			Macro			Japan
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(6)	$(6)	$10	$58	$24	$(19)	$361	$175	$(170)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(5)	$(2)	$2	$16	$8	$(7)	$20	$22	$(20)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$32	$6	$(22)	$68	$14	$(77)	$52	$9	$(33)
Yen Strengthens +/ Weakens -	20%	10%	-10%	20%	10%	-10%	20%	10%	-10%
Potential Net Fair Value Impact	N/A	N/A	N/A	N/A	N/A	N/A	$15	$(1)	$7

[1]
These sensitivities are based on the following key market levels as of March 31, 2014: 1) S&P of 1872; 2) 10yr US swap rate of 2.97%; 3) S&P 10yr volatility of 23.83% and 4) FX rates of USDJPY @ 103.23 and EURJPY @ 142.13.

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
As a result of the April 28, 2014 announcement to sell HLIKK, the Company will maintain a hedging program to mitigate the effect on the expected statutory capital benefit that changes in the economic value of the business could have between signing and closing of the transaction.  The table above reflects sensitivities based on the hedging program in place as of March 31, 2014.   For further discussion of this transaction, see Note 19 - Subsequent Event of Notes to Condensed Consolidated Financial Statements.
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
The Company has reinsured approximately 21% of its risk associated with U.S. GMWB and 77% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

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
As of March 31, 2014, the Company’s exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders’ equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan. The Government of Japan securities represented $2.8 billion, or 14% of stockholders’ equity, and 4% of total invested assets excluding equity securities, trading. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements in The Hartford’s 2013 Form 10-K Annual Report.

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
For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2014 for the Company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. The Company hedges a portion of its Japan exposures within the legal entity HLIKK. The counterparty credit exposures at HLIKK generally follow the maximum uncollateralized threshold of the domestic program, however, for one counterparty, maximum uncollateralized exposure is higher. This counterparty maintains credit ratings of A3 or better, and the Company actively monitors its credit standing. For further discussion, see the Derivative Commitments section of Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2014, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	March 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$8,063	$8,194	12.9%	$8,231	$8,208	13.2%
AAA	6,203	6,410	10.1%	6,215	6,376	10.2%
AA	12,451	12,930	20.4%	12,054	12,273	19.7%
A	15,014	16,084	25.4%	14,777	15,498	24.9%
BBB	15,146	16,006	25.3%	15,555	16,087	25.7%
BB & below	3,578	3,715	5.9%	3,809	3,915	6.3%
Total fixed maturities, AFS	$60,455	$63,339	100%	$60,641	$62,357	100%
Overall, the credit quality profile of the Company’s portfolio has remained relatively consistent as compared to December 31, 2013. The value of securities in the BBB and BB & below categories has declined, primarily due to sales of certain emerging market securities. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	March 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$1,896	$11	$(37)	$1,870	3.0%	$1,982	$11	$(48)	$1,945	3.1%
Small business	184	7	(14)	177	0.3%	194	3	(16)	181	0.3%
Other	194	11	—	205	0.3%	228	11	—	239	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,797	2	(30)	1,769	2.8%	1,781	3	(34)	1,750	2.8%
Commercial real estate ("CREs")	163	88	(15)	236	0.4%	176	88	(16)	248	0.4%
Other [1]	383	17	(8)	389	0.6%	383	17	(9)	389	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,153	29	(7)	1,175	1.9%	1,068	20	(12)	1,076	1.7%
Bonds	2,806	147	(17)	2,936	4.6%	2,836	168	(31)	2,973	4.8%
Interest only (“IOs”)	452	22	(17)	457	0.7%	384	28	(15)	397	0.6%
Corporate
Basic industry	2,031	114	(20)	2,125	3.4%	2,085	106	(38)	2,153	3.5%
Capital goods	2,086	188	(5)	2,269	3.6%	2,077	161	(14)	2,224	3.6%
Consumer cyclical	1,852	148	(4)	1,996	3.2%	1,801	119	(17)	1,903	3.1%
Consumer non-cyclical	3,590	332	(11)	3,911	6.2%	3,600	288	(21)	3,867	6.2%
Energy	2,312	217	(6)	2,523	4.0%	2,384	174	(17)	2,541	4.1%
Financial services	5,273	350	(111)	5,512	8.7%	5,044	287	(145)	5,186	8.3%
Tech./comm.	3,075	275	(11)	3,339	5.3%	3,223	223	(28)	3,418	5.5%
Transportation	939	75	(6)	1,008	1.6%	972	65	(13)	1,024	1.6%
Utilities	5,690	495	(33)	6,152	9.7%	5,605	386	(51)	5,940	9.5%
Other	189	17	(1)	205	0.3%	222	14	(2)	234	0.4%
Foreign govt./govt. agencies	4,092	73	(115)	4,050	6.4%	4,228	52	(176)	4,104	6.6%
Municipal
Taxable	1,272	65	(26)	1,311	2.1%	1,299	32	(67)	1,264	2.0%
Tax-exempt	10,780	623	(32)	11,371	17.7%	10,633	393	(117)	10,909	17.5%
RMBS
Agency	3,179	62	(19)	3,222	5.1%	3,366	59	(38)	3,387	5.4%
Non-agency	86	3	—	89	0.1%	86	—	—	86	0.1%
Sub-prime	1,250	30	(35)	1,245	2.0%	1,187	31	(44)	1,174	1.9%
U.S. Treasuries	3,731	86	(20)	3,797	6.0%	3,797	7	(59)	3,745	6.0%
Fixed maturities, AFS	60,455	3,487	(600)	63,339	100%	60,641	2,746	(1,028)	62,357	100%
Equity securities
Financial services	212	14	(19)	207	26.6%	233	11	(29)	215	24.8%
Other	533	58	(19)	572	73.4%	617	56	(20)	653	75.2%
Equity securities, AFS	745	72	(38)	779	100%	850	67	(49)	868	100%
Total AFS securities	$61,200	$3,559	$(638)	$64,118		$61,491	$2,813	$(1,077)	$63,225
Fixed maturities, FVO				$1,009					$844

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

The increase in the fair value of AFS and FVO securities as compared to December 31, 2013 is attributable to higher valuations as a result of a decrease in interest rates and tighter credit spreads, partially offset by the effect of net outflows as a result of the continued runoff of Talcott Resolution. Overall, the composition of the AFS and FVO portfolio has remained relatively consistent as compared to December 31, 2013. The holdings reflect tactical changes to the portfolio as a result of changing market conditions, including modest increases in financial services and CMBS sectors while the Company reduced exposure from emerging market securities, primarily within the foreign government and corporate sectors.
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
Emerging Market Exposure
Emerging market securities have been negatively impacted by increased political tension in eastern Europe, softer-than-expected economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which has depressed the fair value of securities held. We expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of March 31, 2014, and is primarily comprised of sovereign and corporate debt issued in US dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that have a sovereign S&P credit rating of B- or below; or countries that have had a current account deficit and have an inflation level greater than 5%, for the past six months or more.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$3	$3	$38	$40
Brazil	192	189	274	257
India	54	55	62	62
Indonesia	94	87	107	93
Lebanon	22	22	26	26
South Africa	57	55	65	60
Turkey	74	71	88	79
Ukraine	4	4	50	50
Uruguay	22	21	27	25
Venezuela	5	4	67	60
Total	$527	$511	$804	$752
The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. Due to increased political tensions in Argentina, Ukraine, and Venezuela, the Company substantially reduced its exposure to these economies during the three months ended March 31, 2014.
In addition, the Company has limited exposure to the Russian Federation, with a total amortized cost and fair value of $102 million and $96 million, respectively, as of March 31, 2014. The exposure is primarily comprised of government and government agency bonds, but also includes corporate bonds.

Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s exposure to the financial services sector included in the Securities by Type table above.

	March 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$39	$42	$3	$49	$52	$3
AA	473	506	33	468	493	25
A	2,769	2,906	137	2,518	2,616	98
BBB	1,926	1,953	27	1,978	1,952	(26)
BB & below	278	312	34	264	288	24
Total	$5,485	$5,719	$234	$5,277	$5,401	$124
The overall increase in the financial services sector is primarily due to a modest increase in the allocation to the sector as well as higher valuations as a result of decreasing interest rates and credit spread tightening. Credit spreads for corporate financial services securities have narrowed during 2014 as the overall economy continues to improve.
Commercial Real Estate
The commercial real estate market continues to show signs of improving fundamentals such as firming property prices, increases in transaction volume and modestly easing financial conditions. While delinquencies still remain at elevated levels as compared to the previous cycle, they have improved since cycle highs. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due.
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
CMBS – Bonds [1]

March 31, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10	$10	$28	$28	$11	$11	$4	$4	$31	$33	$84	$86
2004	56	57	77	83	29	29	4	4	7	10	173	183
2005	276	292	79	83	101	104	71	73	68	67	595	619
2006	310	334	107	116	116	123	100	105	147	152	780	830
2007	184	198	224	240	78	84	—	—	130	127	616	649
2008	43	48	—	—	—	—	—	—	—	—	43	48
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	61	—	—	—	—	6	5	—	—	62	66
2012	44	43	—	—	9	8	11	11	—	—	64	62
2013	29	29	94	94	66	68	10	10	—	—	199	201
2014	133	133	21	21	7	7	—	—	—	—	161	161
Total	$1,170	$1,236	$630	$665	$417	$434	$206	$212	$383	$389	$2,806	$2,936
Credit protection	32.2%		25.3%		19.6%		16.2%		11.7%		24.8%

December 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10	$10	$35	$36	$6	$6	$10	$10	$31	$33	$92	$95
2004	79	80	77	83	29	29	13	13	7	12	205	217
2005	307	324	79	82	101	104	71	71	68	75	626	656
2006	336	362	107	116	120	127	102	106	224	238	889	949
2007	188	202	211	218	112	127	—	—	130	125	641	672
2008	43	49	—	—	—	—	—	—	—	—	43	49
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	63	66	—	—	—	—	6	5	—	—	69	71
2012	35	34	—	—	8	8	11	10	—	—	54	52
2013	30	29	89	86	59	58	10	9	—	—	188	182
Total	$1,120	$1,186	$598	$621	$435	$459	$223	$224	$460	$483	$2,836	$2,973
Credit protection	31.9%		25.9%		19.7%		19.8%		12.2%		24.6%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $163 and $236, respectively, as of March 31, 2014 and $176 and $248 respectively, as of December 31, 2013. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of a whole loan, where the Company is the sole lender, or may include a loan participation. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	March 31, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$96	$(7)	$89	$132	$(7)	$125
Whole loans	5,402	(10)	5,392	5,223	(10)	5,213
A-Note participations	190	—	190	192	—	192
B-Note participations	17	—	17	99	(50)	49
Mezzanine loans	19	—	19	19	—	19
Total	$5,724	$(17)	$5,707	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

The overall increase in mortgage loans is attributable to the increased allocation to this asset class. Since December 31, 2013, the Company funded $203 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 60% and a weighted average yield of 4.13%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. The decline in the valuation allowance as compared to December 31, 2013 resulted from the sale of the underlying collateral supporting a B-note participation. The loan was fully reserved for and the Company did not recover any funds as a result of the sale. As of March 31, 2014, the Company had mortgage loans held-for-sale with a carrying value and valuation allowance of $48 and $1, respectively, and $61 and $3, respectively, as of December 31, 2013.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	March 31, 2014			December 31, 2013
	Amortized Cost	Market Value	Weighted Average Credit Quality	Amortized Cost	Market Value	Weighted Average Credit Quality
General Obligation	$2,385	$2,550	AA-	$2,358	$2,455	AA
Pre-Refunded [1]	573	607	AAA	567	605	AAA
Revenue
Transportation	1,732	1,815	A	1,880	1,879	A
Health Care	1,401	1,471	AA-	1,305	1,335	AA
Water & Sewer	1,330	1,390	AA	1,455	1,476	AA-
Education	1,147	1,209	AA-	1,077	1,105	AA
Leasing [2]	897	952	A+	877	897	AA-
Sales Tax	866	911	AA-	793	795	AA-
Power	701	737	A+	706	722	A+
Housing	165	166	AA	177	171	AA
Other	855	874	A+	737	733	A+
Total Revenue	9,094	9,525	AA-	9,007	9,113	AA-
Total Municipal	$12,052	$12,682	AA-	$11,932	$12,173	AA-

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

As of March 31, 2014 the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds. As of December 31, 2013, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds.
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

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Hedge funds	$1,287	42.7%	$1,341	44.1%
Mortgage and real estate funds	568	18.8%	534	17.6%
Mezzanine debt funds	77	2.5%	82	2.7%
Private equity and other funds	1,089	36.0%	1,083	35.6%
Total	$3,021	100%	$3,040	100%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $638 as of March 31, 2014, and have decreased $439, or 41%, from December 31, 2013 due to decreases in interest rates and tighter credit spreads. As of March 31, 2014, $497 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $141 of gross unrealized losses were associated with securities depressed greater than 20%, which includes $4 associated with securities depressed over 50% for twelve months or more. The securities depressed more than 20% are primarily foreign government securities, floating rate corporate financial services securities, and securities with exposure to commercial real estate that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. Unrealized losses on foreign government securities are primarily due to depreciation of the Japanese yen in relation to the U.S. dollar. Corporate financial securities are primarily depressed because the securities have floating-rate coupons and/or have long-dated maturities. Unrealized losses on securities with exposure to commercial real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities with exposure to commercial real estate have sufficient credit protection levels to receive contractually obligated principal and interest payments.
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

	March 31, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	979	$3,840	$3,809	$(31)	1,184	$10,056	$9,939	$(117)
Greater than three to six months	282	927	915	(12)	349	1,200	1,167	(33)
Greater than six to nine months	184	482	474	(8)	956	6,362	5,988	(374)
Greater than nine to eleven months	650	4,000	3,850	(150)	148	413	374	(39)
Twelve months or more	618	5,529	5,089	(437)	578	5,625	5,109	(514)
Total	2,713	$14,778	$14,137	$(638)	3,215	$23,656	$22,577	$(1,077)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	March 31, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	58	$42	$25	$(17)	63	$213	$162	$(51)
Greater than three to six months	20	71	55	(16)	20	177	130	(47)
Greater than six to nine months	13	15	11	(4)	28	449	336	(113)
Greater than nine to eleven months	14	312	238	(74)	10	4	3	(1)
Twelve months or more	57	97	67	(30)	58	132	93	(39)
Total	162	$537	$396	$(141)	179	$975	$724	$(251)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 50% by length of time (included in the tables above).

	March 31, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	4	$2	$1	$(1)	8	$1	$—	$(1)
Greater than three to six months	5	—	—	—	4	2	1	(1)
Greater than six to nine months	3	1	—	(1)	3	1	—	(1)
Greater than nine to eleven months	3	1	—	(1)	—	—	—	—
Twelve months or more	14	2	1	(1)	18	2	—	(2)
Total	29	$6	$2	$(4)	33	$6	$1	$(5)

[1]	Unrealized losses exclude the fair value of bifurcate embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).
Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended March 31,
	2014	2013
ABS	$—	$4
CRE CDOs	—	2
CMBS Bonds	—	3
Corporate	18	5
Equity	2	6
RMBS
Agency	2	—
Sub-prime	—	1
Other	—	—
Total	$22	$21
Three months ended March 31, 2014
For the three months ended March 31, 2014, impairments recognized in earnings were comprised of credit impairments of $18, securities the Company intends to sell of $2, and impairments on equity securities of $2.
For the three months ended March 31, 2014, credit impairments were primarily concentrated in private placements and corporate securities. The private placements were impaired due to declines in expected cash flows related to money market interest only strips, as a result of the low interest rate environment. The corporate bonds and equity were impaired due to one issuer that has experienced financial difficulty and the Company has determined that it is more-likely-than-not that the issuer will not be able to repay a portion of the principal and interest that are owed to the Company and that the decline in the value of equity issued by the entity is other than temporary. The Company’s determination of expected future cash flows used to calculate the credit loss amount is a quantitative and qualitative process. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectation with respect to security specific developments. Credit impairments for the three months ended March 31, 2014 were primarily identified through a security specific review and resulted from changes in the financial condition and near term prospects of certain issuers.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $(1) for the three months ended March 31, 2014. These non-credit impairments represent the difference between fair value and the Company's best estimate of expected future cash flows discounted at the security's effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities.

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
Three months ended March 31, 2013
Impairments recognized in earnings were comprised of credit impairments of $10 , impairments on equity securities of $6 , and securities that the Company intends to sell of $5. Credit impairments were primarily concentrated in high yield corporate securities, ABS, CRE CDOs, RMBS and fixed-rate CMBS bonds. Impairments on high yield corporate securities were due to one issuer that defaulted on a payment of interest and filed for bankruptcy in 2013. Impairments on equity securities were comprised of one security that has been in an unrealized loss position for more than six months and the Company no longer believes that the security will recover within the foreseeable future. Intent-to-sell impairments were primarily related to one ABS collateralized by student loans as market pricing continued to improve and the Company would like the ability to reduce exposure.

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
As of March 31, 2014, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.4 billion.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. On April 29, 2013 Hartford Life Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note bore interest at 0.92% and matured on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company, a subsidiary of the Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bears interest at 1.00% and matures on May 29, 2014. On February 28, 2014, the total outstanding balances on these notes were repaid in full.
Until April 1, 2014, HLAI ceded certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. This arrangement provided the Company with a vehicle to provide more efficient financing of the risk associated with this business with internal funds. The reinsurance arrangement between HLAI and WRR did not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. The effects of this intercompany arrangement are eliminated in consolidation.
Pursuant to an intercompany note agreement between WRR and HFSG Holding Company, WRR was able to borrow up to $1 billion from the HFSG Holding Company in order to maintain certain statutory capital levels required by its plan of operations and which could have been used by WRR to settle outstanding intercompany payables with HLAI. WRR borrowed $655 under the intercompany note agreement as of March 31, 2014. The effects of this intercompany arrangement are eliminated in consolidation. Effective April 1, 2014, the Company recaptured all reinsured risks from WRR to HLAI. On April 30, 2014, the Company dissolved WRR which resulted in WRR paying off the $655 surplus note and returning $367 in capital, all of which will be contributed as capital to HLAI to support the recaptured risks. This transaction has received required regulatory approvals.
In January 2014, the Board of Directors approved an increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015.
Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $370 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $260.
Equity
During the three months ended March 31, 2014, the Company repurchased 8.8 million common shares for $300, under the equity repurchase program. In addition, the Company repurchased 8.7 million common shares, for $300, from April 1, 2014 to April 23, 2014.
Debt
For additional information regarding debt, see Note 15 - Debt of Notes to Condensed Consolidated Financial Statements.
Dividends
On February 27, 2014, The Hartford's Board of Directors declared a quarterly dividend of $0.15 per common share payable on April 1, 2014 to common shareholders of record as of March 10, 2014.

There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Effective March 3, 2014, The Hartford made HLA the single nationwide underwriting company for its Group Benefits business by capitalizing HLA to support the Group Benefits business and separating it from the legal entities that support the Talcott Resolution operating segment. On January 30, 2014, The Hartford received approval from the State of Connecticut Insurance Department ("CTDOI") for HLAI and HLIC to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014.   All of the issued and outstanding equity of the Company was then distributed from HLA to Hartford Life, Inc. As a result, HLA and HLIC have no remaining ordinary dividend capacity for the twelve months following this transaction. Any additional dividends from HLA and HLIC in 2014 would be extraordinary in nature and require prior approval from the CTDOI. The Company believes this initiative will allow for greater operational efficiencies and financial transparency to Group Benefits' customers. Given the Company’s announcement of a transaction to sell HLIKK, the Company no longer expects to receive a dividend from HLIKK in the second half of 2014.
On February 5, 2013 the Company received approval from the State of Connecticut Insurance Department for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013. For the three months ended March 31, 2014, HFSG Holding Company received $238 in dividends from its property-casualty insurance subsidiaries. The amounts received from its property-casualty insurance subsidiaries included $38 related to funding interest payments on an intercompany note between Hartford Holdings Inc. and Hartford Fire Insurance Company and $200 used in conjunction with other resources at the HFSG Holding Company.

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
Shelf Registrations
On August 9, 2013, The Hartford filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement (Registration No. 333-190506) for the potential offering and sale of debt and equity securities. The registration statement allows for the following types of securities to be offered: debt securities, junior subordinated debt securities, preferred stock, common stock, depositary shares, warrants, stock purchase contracts, and stock purchase units. Because The Hartford is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act of 1933, the registration statement went effective immediately upon filing and The Hartford may offer and sell an unlimited amount of securities under the registration statement during its three-year life.
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of March 31, 2014, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of March 31, 2014 there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of March 31, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
HLIKK has four revolving credit facilities in support of operations. Two of the credit facilities have no amounts drawn as of March 31, 2014 with borrowing limits of approximately ¥5 billion, or $49 each, and individually have expiration dates of September 30, 2014 and January 5, 2015. In December 2013, HLIKK entered into two new revolving credit facility agreements with two Japanese banks in order to finance certain withholding taxes on mutual fund gains, that are subsequently credited to HLIKK's tax liability when HLIKK files its income tax returns. As of March 31, 2014, HLIKK had drawn the total borrowing limits of ¥5 billion, or $49, and ¥20 billion, or $194 on these credit facilities. The ¥5 billion credit facility accrues interest at a variable rate based on the one month Tokyo Interbank Offering Rate ("TIBOR") plus 3 bps; as of March 31, 2014 the interest rate was 17 bps. The ¥20 billion credit facility accrues interest at a variable rate based on TIBOR plus 3 bps, or the actual cost of funding; as of March 31, 2014 the interest rate was 18 bps. Both of the credit facilities expire on September 30, 2014.

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2014 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2014 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $10 to be posted as collateral. Based on derivative market values as of March 31, 2014 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $30 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of March 31, 2014, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $414 and $(11), respectively.
On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives prior to exercising termination rights. The Company is in the process of re-negotiating the rating triggers which it expects to successfully complete.
Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford
Life Insurance Company. As of March 31, 2014 the notional amount and fair value related to these counterparties are $10.3 billion and $(34), respectively.
Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2013 Form 10-K Annual Report.
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
As of March 31, 2014 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,393
Short-term investments	1,008
Cash	176
Less: Derivative collateral	237
Total	$26,340
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
As of March 31, 2014 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$37,958
Short-term investments	2,612
Cash	1,106
Less: Derivative collateral	1,063
Less: Cash associated with Japan variable annuities	265
Total	$40,348
Capital resources available to fund liquidity upon contractholder surrender are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company. Obligations of Talcott Resolution will generally be funded by Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company, while obligations of the Company’s international annuity subsidiaries will generally be funded by the legal entity in the country in which the obligation was generated. Contractholder obligations of the former Retirement Plans business were funded by Hartford Life Insurance Company and of the former Individual Life business were funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. See Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.
Hartford Life Insurance Company (“HLIC”), an indirect wholly-owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of March 31, 2014, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	March 31, 2014
Total Life contractholder obligations	$214,215
Less: Separate account assets [1]	138,492
Less: International statutory separate accounts [1]	17,406
General account contractholder obligations	$58,317
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$25,114
U.S. Fixed MVA annuities and Other [3]	9,917
International Fixed MVA annuities	1,424
Guaranteed investment contracts (“GIC”) [4]	30
Other [5]	21,832
General account contractholder obligations	$58,317

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

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP), although these annuities are held in a statutory separate account, as the contractholders are subject to the Company's credit risk. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Talcott Resolution’s individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business, may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. See Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Off-Balance Sheet Arrangements
There have been no material changes to the Company’s off-balance sheet arrangements since the filing of the Company’s 2013 Form 10-K Annual Report.
Aggregate Contractual Obligations
There have been no material changes to the Company’s aggregate contractual obligations since the filing of the Company’s 2013 Form 10-K Annual Report.
Capitalization
The capital structure of The Hartford as of March 31, 2014 and December 31, 2013 consisted of debt and stockholders’ equity, summarized as follows:

	March 31, 2014	December 31, 2013	Change
Short-term debt (includes current maturities of long-term debt)	$289	$200	45%
Short-term due on revolving credit facility	243	238	2%
Long-term debt	5,818	6,106	(5)%
Total debt [1]	6,350	6,544	(3)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	19,115	18,984	1%
AOCI, net of tax	659	(79)	NM
Total stockholders’ equity	$19,774	$18,905	5%
Total capitalization including AOCI	$26,124	$25,449	3%
Debt to stockholders’ equity	32%	35%
Debt to capitalization	24%	26%

[1]	Total debt of the Company excludes $78 and $84 of consumer notes as of March 31, 2014 and December 31, 2013, respectively.
The Hartford’s total capitalization increased $0.7 billion, or 3%, from December 31, 2013 to March 31, 2014 primarily due to an increase in AOCI, net of tax. AOCI, net of tax, increased from December 31, 2013 to March 31, 2014 primarily due to net unrealized capital gains from securities.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 18 - Changes in and Reclassifications From Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements and Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$349	$186
Net cash provided by used for investing activities	$196	$307
Net cash used for financing activities	$(685)	$(852)
Cash – end of period	$1,285	$1,985
Cash provided by operating activities increased in 2014 primarily due to a decrease in income taxes paid and a decrease in loss and loss adjustment expenses.
Cash provided by investing activities in 2014 primarily relates to net proceeds from available for sale securities of $451, partially offset by a decrease in change in mortgage loans of $108. Cash provided by investing activities in 2013 primarily relates to net proceeds from available for sale securities of $462, proceeds from businesses sold of $485, and net proceeds from mortgage loans of $131, partially offset by net purchases of derivatives of $776.
Cash used for financing activities in 2014 consists primarily of $289 related to net activity for investments and universal life products, repayment of debt of $200, and acquisition of treasury stock of $300. Cash used for financing activities in 2013 consists primarily of repurchases of long-term debt of $1.0 billion, partially offset by net increases in securities loaned or sold of $472.
Operating cash flows for the three months ended March 31, 2014 and 2013 have been adequate to meet liquidity requirements.
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
On March 6, 2014, Moody’s Investors Service (“Moody’s) affirmed the debt ratings of The Hartford Financial Services Group, Inc. and the insurance financial strength ratings of its property and casualty subsidiaries and Hartford Life and Accident Insurance Company. The outlook on these entities was changed to positive from stable. Moody’s downgraded the insurance financial strength rating of Hartford Life Insurance Company to Baa2 from A3. Moody’s affirmed the insurance financial strength rating of Hartford Life and Annuity Insurance Company. The outlook for Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company is stable.
On April 3, 2014, A.M. Best revised the outlook to positive from stable and affirmed the issuer credit ratings and debt ratings of The Hartford Financial Services Group, Inc. and the financial strength ratings and issuer credit ratings of the property and casualty subsidiaries. A.M. Best upgraded the financial strength rating of Hartford Life and Accident Insurance Company to A from A- and affirmed the ratings of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. The outlook for Hartford Life and Accident Insurance Company, Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company is stable.
On April 15, 2014 Standard & Poor’s (“S&P”) raised its long-term financial strength rating and counterparty credit ratings on Hartford Life and Accident Insurance Company to A from A-. At the same time S&P raised the rating on Hartford Life Inc. to BBB from BBB-. The outlook for Hartford Life and Accident Insurance Company and Hartford Life, Inc. is stable.

On April 22, 2014, Fitch upgraded the insurer financial strength rating of Hartford Life and Accident Insurance Company to A from A- with a stable outlook. Fitch downgraded the insurer financial strength rating of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company to BBB+ from A- with a stable outlook.

The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of April 23, 2014.

Insurance Financial Strength Ratings:	A.M. Best	Fitch	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A+	A	A2
Hartford Life Insurance Company	A-	BBB+	BBB+	Baa2
Hartford Life and Accident Insurance Company	A	A	A	A3
Hartford Life and Annuity Insurance Company	A-	BBB+	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB	BBB	Baa3
Commercial paper	AMB-2	F2	A-2	P-3
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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,016	$6,639
Property and casualty insurance subsidiaries	8,294	8,022
Total	$15,310	$14,661
Statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $377, primarily due to variable annuity surplus impacts of $170, change in deferred income tax of $104, net income from non-variable annuity business of $96, change of unrealized gains from other invested assets carrying values of $58, and partially offset by the decreases in other surplus changes of $51.
Statutory capital and surplus for property and casualty increased by $272, primarily due to net income of $466, capital contributions of $6, and unrealized gains of $26, partially offset by an increase of statutory nonadmitted assets of $16, a reduction of deferred tax assets of $9, and dividends to HFSG Holding Company of $201. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company also holds regulatory capital and surplus for its operations in Japan. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.3 billion and $1.2 billion as of March 31, 2014 and December 31, 2013. The statutory surplus amount as of March 31, 2014 is an estimate, as the quarter ended March 31, 2014 statutory filings have not yet been made.
Sale of Hartford Life Insurance K.K.
The Company estimates a March 31, 2014 pro forma capital benefit from the transaction of approximately $1.4 billion, including the net sales proceeds of approximately $860 and an estimated reduction in capital required in the Company’s U.S. life insurance subsidiaries of approximately $540 due to the termination of reinsurance agreements with those subsidiaries supporting the Japan annuity business.  Dividends from the U.S. life insurance subsidiaries would be extraordinary in nature and require prior approval of the CTDOI.  For further discussion of this transaction, see Note 19 - Subsequent Event of Notes to Condensed Consolidated Financial Statements.
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.

Legislative Developments
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)
Since it was enacted in 2010, the Dodd-Frank act has resulted in significant changes to the regulation of the financial services industry, including changes to the rules governing derivatives, restrictions on proprietary trading by certain entities, the creation of a Federal Insurance Office within the U.S. Treasury, and enhancements to corporate governance rules, among other things. The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government. Rulemaking, and implementation of newly-adopted rules, is ongoing and may affect our operations and governance in ways that could adversely affect our financial condition and results of operations.
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
Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”)
On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. The Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA, as private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. TRIPRA is due to expire at the end of 2014 unless Congress takes legislative action to reauthorize it. If Congress fails to act, the Company may be required to take actions to reduce its exposure to terrorism risks, which could negatively impact its business. Even if Congress extends TRIPRA beyond 2014, it could make changes that would negatively impact the Company. For example, legislation introduced in the Senate on April 10, 2014 would extend TRIA for seven years, but would also raise the deductible for insurers and reduce the total amount of losses covered by the federal government. For additional information on TRIPRA see “Terrorism” under the Insurance Risk Management section of the MD&A.
Budget of the United States Government
On March 4, 2014, the Obama Administration released its “Fiscal Year 2015, Budget of the U.S. Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals that, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings.

IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in The Hartford’s 2013 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2014.
Changes in internal control over financial reporting
On January 1, 2013, the Company implemented a new enterprise general ledger designed to create a simplified and standardized financial reporting environment while enhancing management's decision effectiveness and improving the control environment surrounding the Company's financial data and information. Effective January 1, 2013, the Company's Property and Casualty businesses began accounting and reporting from the enterprise general ledger. Effective January 1, 2014, the Group Benefits, Mutual Funds and Talcott Resolution businesses have begun accounting and reporting from the enterprise general ledger.

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
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. HFMC and HIFSCO dispute the allegations and intend to defend vigorously.
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

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
January 1, 2014 - January 31, 2014	3,430,163	$34.36	3,430,163	$1,882
February 1, 2014 - February 28, 2014	4,993,411	$33.70	4,993,411	$1,714
March 1, 2014 - March 31, 2014	754,988	$35.25	397,351	$1,700
Total	9,178,562	$34.08	8,820,925

[1]
In January 2014, the Board of Directors approved an increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015. The Company’s repurchase authorization, which expires on December 31, 2015, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Item 6. EXHIBITS

See Exhibits Index on page	136.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 30, 2014	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2014
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description
*10.01
Administrative Rules Relating to Awards for Non-Employee Directors under The Hartford 2010 Incentive Stock Plan and, if approved by shareholders, The Hartford 2014 Incentive Stock Plan, effective February 25, 2014.**

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