Form 10-Q
period 2014-06-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2014-07-30
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 23, 2014, there were outstanding 447,793,984 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2013 Form 10-K Annual Report and Part II, IA, Risk Factors in The Hartford's 2014 Form 10-Q. These important risks and uncertainties include:

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

•	the subjective determinations that underlie the Company’s evaluation of other-than-temporary impairments on available-for-sale securities;

•	losses due to nonperformance or defaults by others, including reinsurers, sourcing partners, derivative counterparties and other third parties;

•	the potential for further acceleration of deferred policy acquisition cost amortization;

•	the potential for further impairments of our goodwill or the potential for changes in valuation allowances against deferred tax assets;

•	the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including the effect of the absence or insufficiency of applicable terrorism legislation on coverage;

•	the difficulty in predicting the Company’s potential exposure for asbestos and environmental claims;

•	the response of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	the Company’s ability to distribute its products through distribution channels, both current and future;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013 and statements of changes in stockholders’ equity, and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
July 30, 2014

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2014	2013	2014	2013
	(Unaudited)
Revenues
Earned premiums	$3,319	$3,294	$6,621	$6,547
Fee income	502	513	998	1,023
Net investment income	768	841	1,592	1,666
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(8)	(17)	(31)	(50)
OTTI losses recognized in other comprehensive income (“OCI”)	1	5	2	17
Net OTTI losses recognized in earnings	(7)	(12)	(29)	(33)
Net realized capital gains on business dispositions	—	1	—	1,575
Other net realized capital gains (losses)	3	32	(10)	123
Total net realized capital gains (losses)	(4)	21	(39)	1,665
Other revenues	31	65	56	133
Total revenues	4,616	4,734	9,228	11,034
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	3,023	2,922	5,599	5,581
Amortization of deferred policy acquisition costs and present value of future profits	372	391	768	820
Insurance operating costs and other expenses	977	1,084	1,913	2,096
Loss on extinguishment of debt	—	—	—	213
Reinsurance loss on dispositions, including reduction in goodwill of $156 for the six months ended June 30, 2013	—	—	—	1,574
Interest expense	94	100	189	207
Total benefits, losses and expenses	4,466	4,497	8,469	10,491
Income from continuing operations before income taxes	150	237	759	543
Income tax expense	—	4	143	67
Income from continuing operations, net of tax	150	233	616	476
Loss from discontinued operations, net of tax	(617)	(423)	(588)	(907)
Net income (loss)	$(467)	$(190)	$28	$(431)
Preferred stock dividends	—	—	—	10
Net income (loss) available to common shareholders	$(467)	$(190)	$28	$(441)
Income (loss) from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.33	$0.52	$1.37	$1.05
Diluted	$0.32	$0.48	$1.30	$0.97
Net income (loss) available to common shareholders per common share
Basic	$(1.04)	$(0.42)	$0.06	$(0.99)
Diluted	$(1.00)	$(0.39)	$0.06	$(0.87)
Cash dividends declared per common share	$0.15	$0.10	$0.30	$0.20
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
	(Unaudited)
Comprehensive Income
Net income (loss)	$(467)	$(190)	$28	$(431)
Other comprehensive income (loss):
Change in net unrealized gains on securities	569	(1,367)	1,268	(2,256)
Change in OTTI losses recognized in other comprehensive income	3	9	5	24
Change in net gain/loss on cash-flow hedging instruments	20	(132)	33	(240)
Change in foreign currency translation adjustments	(95)	(94)	(78)	(314)
Change in pension and other postretirement plan adjustments	6	9	13	17
Total other comprehensive income (loss)	503	(1,575)	1,241	(2,769)
Total comprehensive income (loss)	$36	$(1,765)	$1,269	$(3,200)
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $56,318 and $60,641) (includes variable interest entity assets, at fair value, of $0 and $31)	$60,246	$62,357
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $152 and $161)	410	844
Equity securities, trading, at fair value (cost of $11 and $14,504)	12	19,745
Equity securities, available-for-sale, at fair value (cost of $779 and $850)	823	868
Mortgage loans (net of allowances for loan losses of $19 and $67)	5,586	5,598
Policy loans, at outstanding balance	1,420	1,420
Limited partnerships and other alternative investments (includes variable interest entity assets of $3 and $4)	2,902	3,040
Other investments	329	521
Short-term investments (includes variable interest entity assets, at fair value, of $18 and $3)	4,511	4,008
Total investments	76,239	98,401
Cash (includes variable interest entity assets, at fair value, of $14 and $0)	1,512	1,428
Premiums receivable and agents’ balances, net	3,567	3,465
Reinsurance recoverables, net	22,949	23,330
Deferred policy acquisition costs and present value of future profits	2,026	2,161
Deferred income taxes, net	3,036	3,840
Goodwill	498	498
Property and equipment, net	807	877
Other assets	2,556	2,998
Separate account assets	141,523	140,886
Total assets	$254,713	$277,884
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,682	$41,373
Other policyholder funds and benefits payable	33,475	39,029
Other policyholder funds and benefits payable – international variable annuities	—	19,734
Unearned premiums	5,348	5,225
Short-term debt	289	438
Long-term debt	5,819	6,106
Other liabilities (includes variable interest entity liabilities of $14 and $33)	7,149	6,188
Separate account liabilities	141,523	140,886
Total liabilities	235,285	258,979
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	9,230	9,894
Retained earnings	10,577	10,683
Treasury stock, at cost — 40,172,549 and 37,632,782 shares	(1,546)	(1,598)
Accumulated other comprehensive income (loss), net of tax	1,162	(79)
Total stockholders’ equity	19,428	18,905
Total liabilities and stockholders’ equity	$254,713	$277,884
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Six Months Ended June 30,
(In millions, except for share data)	2014	2013
	(Unaudited)
Preferred Stock
Balance, beginning of period	$—	$556
Conversion of shares to common stock	—	(556)
Balance, end of period	$—	$—
Common Stock	5	5
Additional Paid-in Capital, beginning of period	9,894	10,038
Repurchase of warrants	—	(21)
Issuance of shares under incentive and stock compensation plans	1	(29)
Tax benefits on employee stock options and awards	4	—
Conversion of mandatory convertible preferred stock	—	556
Issuance of shares for warrant exercise	(669)	—
Additional Paid-in Capital, end of period	9,230	10,544
Retained Earnings, beginning of period	10,683	10,745
Net income (loss)	28	(431)
Dividends on preferred stock	—	(10)
Dividends declared on common stock	(134)	(91)
Retained Earnings, end of period	10,577	10,213
Treasury Stock, at Cost, beginning of period	(1,598)	(1,740)
Treasury stock acquired	(651)	(145)
Issuance of shares under incentive and stock compensation plans from treasury stock	47	69
Return of shares under incentive and stock compensation plans and other to treasury stock	(13)	(7)
Issuance of shares for warrant exercise	669	—
Treasury Stock, at Cost, end of period	(1,546)	(1,823)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(79)	2,843
Total other comprehensive income (loss)	1,241	(2,769)
Accumulated Other Comprehensive Income, net of tax, end of period	1,162	74
Total Stockholders’ Equity	$19,428	$19,013
Common Shares Outstanding beginning of period (in thousands)	453,290	436,306
Treasury stock acquired	(18,968)	(5,205)
Issuance of shares under incentive and stock compensation plans	1,111	1,236
Return of shares under incentive and stock compensation plans and other to treasury stock	(378)	(285)
Conversion of mandatory convertible preferred shares	—	21,181
Issuance of shares for warrant exercise	15,696	694
Common Shares Outstanding, at end of period	450,751	453,927
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions)	2014	2013
Operating Activities	(Unaudited)
Net income (loss)	$28	$(431)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	768	1,727
Additions to deferred policy acquisition costs and present value of future profits	(689)	(668)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	543	(233)
Change in reinsurance recoverables	(146)	(327)
Change in receivables and other assets	352	(796)
Change in payables and accruals	(1,768)	607
Change in accrued and deferred income taxes	971	(316)
Net realized capital (gains) losses	196	(1,279)
Net receipts (disbursements) from investment contracts related to policyholder funds—international variable annuities	(3,961)	(3,907)
Net (increase) decrease in equity securities, trading	3,961	3,906
Depreciation and amortization	60	57
Loss on extinguishment of debt	—	213
Reinsurance loss on dispositions	—	1,574
Loss on sale of business	659	102
Other operating activities, net	(464)	179
Net cash provided by operating activities	$510	408
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,620	17,128
Fixed maturities, fair value option	299	49
Equity securities, available-for-sale	166	191
Mortgage loans	214	263
Partnerships	319	175
Payments for the purchase of:
Fixed maturities, available-for-sale	(12,612)	(14,746)
Fixed maturities, fair value option	(246)	(95)
Equity securities, available-for-sale	(103)	(97)
Mortgage loans	(204)	(315)
Partnerships	(130)	(195)
Proceeds from business sold	963	485
Derivatives, net	(40)	(1,303)
Change in policy loans, net	3	44
Additions to property and equipment, net	(14)	—
Change in short-term investments, net	(1,501)	(97)
Other investing activities, net	(5)	32
Net cash provided by investing activities	1,729	1,519
Financing Activities
Deposits and other additions to investment and universal life-type contracts	3,785	4,736
Withdrawals and other deductions from investment and universal life-type contracts	(11,167)	(13,292)
Net transfers from separate accounts related to investment and universal life-type contracts	6,233	8,065
Repayments at maturity or settlement of consumer notes	(6)	(51)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	99	(847)
Repurchase of warrants	—	(21)
Repayment of debt	(200)	(1,018)
Proceeds from the issuance of debt	—	295
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	1	15
Treasury stock acquired	(651)	(145)
Dividends paid on preferred stock	—	(21)
Dividends paid on common stock	(134)	(87)
Net cash used for financing activities	(2,040)	(2,371)
Foreign exchange rate effect on cash	(115)	(134)
Transfer of cash to held for sale	—	(103)
Net increase (decrease) in cash	84	(681)
Cash – beginning of period	1,428	2,421
Cash – end of period	$1,512	$1,740
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(79)	$142
Interest paid	$191	$132
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
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK"), to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company.
On December 12, 2013, the Company completed the sale of Hartford Life International Limited, a U.K. company ("HLIL"), to Columbia Insurance Company, a Berkshire Hathaway company.
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
The accompanying Condensed Consolidated Financial Statements and Notes as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. In 2014, a subsidiary of the Company changed its method of reporting revenues and expenses. Fee income and directly related expenses previously reported as gross amounts are being reported as a net amount in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations. This change in the method of reporting revenues and expenses did not have a material impact on the Company’s condensed consolidated results of operations, financial position or liquidity. The Condensed Consolidated Financial Statements have been retrospectively adjusted to conform to the current year presentation.
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
Future Adoption of New Accounting Standard
Revenue Recognition
In May 2014, the FASB issued updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services, and this accounting guidance is similar to current accounting for many transactions. This guidance is effective retrospectively for years beginning after December 15, 2016, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of the adoption. Early adoption is not permitted. The Company has not yet determined its method for adoption or estimated the effect of the adoption on the Company’s Consolidated Financial Statements.
Reporting Discontinued Operations
In April 2014, the FASB issued updated guidance on reporting discontinued operations. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The Company will apply the guidance to new disposals and operations newly classified as held for sale beginning first quarter of 2015, with no effect on existing reported discontinued operations. The effect on the Company’s future results of operations or financial condition will depend on the nature of future disposal transactions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax provision at U.S. Federal statutory rate	$53	$83	$266	$190
Tax-exempt interest	(34)	(35)	(69)	(69)
Dividends received deduction	(26)	(33)	(53)	(65)
Valuation allowance	3	—	3	—
Other [1]	4	(11)	(4)	11
Income tax expense	$—	$4	$143	$67

[1]	Includes a permanent difference of $25 related to non-deductible goodwill for the six months ended June 30, 2013.

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
The Company and its subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction, and various states and foreign jurisdictions as applicable. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The 2007-2009 audit, which commenced during 2010, and the 2010-2011 audit, which commenced in the fourth quarter of 2012, are both expected to conclude by the end of 2015. Management believes that adequate provision has been made in the consolidated financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $206 as of June 30, 2014, attributable predominantly to a $199 valuation allowance recorded in discontinued operations in the second quarter of 2014 with respect to the taxable capital loss on the sale of HLIKK. The deferred tax asset valuation allowance was $4 as of December 31, 2013, attributable to certain U.S. net operating losses. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities, selling appreciated securities to offset capital losses, business considerations such as asset-liability matching, and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and will implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, can adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.
On July 18, 2014, the Internal Revenue Service issued Internal Revenue Code Section 446 Directive (“the Directive”) for the tax treatment of hedging gains and losses related to the hedging of variable annuity guaranteed minimum benefits such as contracts with GMDB and GMWB riders.  This directive will accelerate the tax deduction related to previously deferred investment hedging losses.  While the acceleration will not have a material effect on the overall consolidated deferred tax asset, it will result in a re-characterization of deferred tax assets due to a decrease in temporary differences for investment-related items and an increase in net operating loss carryovers.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life Insurance KK
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company for cash proceeds of $963, subject to certain purchase price adjustments pending final valuation of HLIKK in accordance with the purchase and sale agreement. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and has been in runoff since 2009. The sale transaction resulted in an after-tax loss on disposition of $659 in the three and six months ended June 30, 2014. The operations of the Company's Japan business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements. The Company's Japan business was included in the Talcott Resolution reporting segment.
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and Hartford Life Insurance Company ("HLIC") by terminating intercompany agreements. Upon closing, the Buyer is responsible for all liabilities for the recaptured business. The Company will, however, continue to provide reinsurance for approximately $1.1 billion of Japan 3Win fixed payout annuities.
The following table presents the major classes of assets and liabilities transferred by the Company in connection with the sale of HLIKK on June 30, 2014:

As of Closing
Carrying Value
Assets
Cash and investments	$18,733
Reinsurance recoverables	$46
Property and equipment, net	$18
Other assets	$988
Liabilities
Reserve for future policy benefits and unpaid loss and loss adjustment expenses	$320
Other policyholder funds and benefits payable	$2,265
Other policyholder funds and benefits payable - international variable annuities	$16,465
Short-term debt	$247
Other liabilities	$102
Sale of Hartford Life International Limited
On December 12, 2013, the Company completed the sale of HLIL in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited, a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $102 upon disposition in the three and six months ended June 30, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements. The Company's U.K. variable annuities business was included in the Talcott Resolution reporting segment.
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $25 for the six months ended June 30, 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized $634 in reinsurance loss on disposition offset by $634 in net realized capital gains for the six months ended June 30, 2013.
Upon closing, the Company reinsured $9.2 billion of policyholder liabilities and $26.3 billion of separate account liabilities under an indemnity reinsurance arrangement. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Retirement Plans business. The company continued to sell retirement plans during the transition period which ended on June 30, 2014. MassMutual has assumed all expenses and risks for these sales through the reinsurance agreement.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Dispositions (continued)

Sale of Individual Life
On January 2, 2013, the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. The Company recognized a reinsurance loss on business disposition of $533, pre-tax, in 2012.
Upon closing the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax, for the six months ended June 30, 2013. In addition, the Company reinsured $8.7 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Individual Life business. The Company continued to sell life insurance products and riders during the transition period which ended on June 30, 2014. Prudential has assumed all expenses and risk for these sales through the reinsurance agreement.
For additional information regarding business dispositions, see Note 2 - Business Dispositions and Note 9 - Goodwill and Other Intangible Assets in The Hartford's 2013 Annual Report on Form 10-K.
Sale of Catalyst 360
On December 31, 2013, the Company completed the sale of its member contact center for health insurance products offered through the AARP Health Program ("Catalyst 360") to Optum, Inc., a division of UnitedHealth Group. The impact of this transaction was not material to the Company's results of operations, financial position or liquidity. The Company will provide limited transition services for 18-24 months following the sale. Catalyst 360 is included in the Consumer Markets reporting segment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings (Loss) Per Common Share

The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share. Diluted potential common shares are included in the calculation of all diluted per share amounts provided there is income from continuing operations, net of tax, available to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for per share data)	2014	2013	2014	2013
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$150	$233	$616	$476
Less: Preferred stock dividends	—	—	—	10
Income from continuing operations, net of tax, available to common shareholders	$150	$233	$616	$466
Add: Dilutive effect of preferred stock dividends	—	—	—	10
Income from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$150	$233	$616	$476
Loss from discontinued operations, net of tax	$(617)	$(423)	$(588)	$(907)
Net income (loss)
Net income (loss)	$(467)	$(190)	$28	$(431)
Less: Preferred stock dividends	—	—	—	10
Net income (loss) available to common shareholders	$(467)	$(190)	$28	$(441)
Add: Dilutive effect of preferred stock dividends	—	—	—	10
Net income (loss) available to common shareholders and assumed conversion of preferred shares	$(467)	$(190)	$28	$(431)
Shares
Weighted average common shares outstanding, basic	450.6	451.4	450.2	443.8
Dilutive effect of warrants	11.0	33.4	16.9	32.6
Dilutive effect of stock compensation plans	6.3	4.2	6.2	4.0
Dilutive effect of mandatory convertible preferred shares	—	—	—	12.4
Weighted average shares outstanding and dilutive potential common shares	467.9	489.0	473.3	492.8
Earnings (loss) per common share
Basic
Income from continuing operations, net of tax, available to common shareholders	$0.33	$0.52	$1.37	$1.05
Loss from discontinued operations, net of tax	(1.37)	(0.94)	(1.31)	(2.04)
Net income (loss) available to common shareholders	$(1.04)	$(0.42)	$0.06	$(0.99)
Diluted
Income from continuing operations, net of tax, available to common shareholders	$0.32	$0.48	$1.30	$0.97
Loss from discontinued operations, net of tax	(1.32)	(0.87)	(1.24)	(1.84)
Net income (loss) available to common shareholders	$(1.00)	$(0.39)	$0.06	$(0.87)

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
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's U.S. annuity, the retained Japan 3Win fixed payout annuity liabilities, institutional and private-placement life insurance businesses. In addition, Talcott Resolution includes the Retirement Plans and Individual Life businesses sold in January 2013 and the Company's discontinued Japan and U.K. annuity businesses. For further, information regarding the sale of these businesses, see Note 2 - Business Dispositions and Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
Corporate
The Company includes in the Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities, certain purchase accounting adjustments and other charges not allocated to the segments.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Net income (loss)	2014	2013	2014	2013
Property & Casualty Commercial	$199	$192	$441	$445
Consumer Markets	(30)	15	69	92
Property & Casualty Other Operations	(144)	(71)	(122)	(50)
Group Benefits	55	61	106	103
Mutual Funds	21	20	42	38
Talcott Resolution	(504)	(332)	(359)	(626)
Corporate	(64)	(75)	(149)	(433)
Net income (loss)	$(467)	$(190)	$28	$(431)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2014	2013	2014	2013
Earned premiums and fee income
Property & Casualty Commercial
Workers’ compensation	$734	$741	$1,466	$1,474
Property	137	127	273	252
Automobile	145	144	289	288
Package business	289	285	572	566
Liability	146	141	291	279
Fidelity and surety	52	52	103	101
Professional liability	56	55	106	114
Total Property & Casualty Commercial	1,559	1,545	3,100	3,074
Consumer Markets
Automobile	650	626	1,286	1,245
Homeowners	296	282	588	559
Total Consumer Markets [1]	946	908	1,874	1,804
Group Benefits
Group disability	365	370	734	729
Group life	371	428	759	854
Other	41	40	83	81
Total Group Benefits	777	838	1,576	1,664
Mutual Funds
Retail and Retirement	148	128	286	252
Annuity	35	37	71	73
Total Mutual Funds	183	165	357	325
Talcott Resolution	352	349	705	698
Corporate	4	2	7	5
Total earned premiums and fee income	3,821	3,807	7,619	7,570
Net investment income	768	841	1,592	1,666
Net realized capital gains (losses)	(4)	21	(39)	1,665
Other revenues	31	65	56	133
Total revenues	$4,616	$4,734	$9,228	$11,034

[1]
For the three months ended June 30, 2014 and 2013, AARP members accounted for earned premiums of $755 and $714, respectively. For the six months ended June 30, 2014 and 2013, AARP members accounted for earned premiums of $1.5 billion and $1.4 billion, respectively.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $309 and $1.6 billion, respectively, for the three and six months ended June 30, 2014, and $350 and $466 for the three and six months ended June 30, 2013, which represented previously on-the-run U.S. Treasury securities that are now off-the-run, and there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,309	$—	$2,236	$73
Collateralized debt obligations ("CDOs")	2,434	—	1,822	612
Commercial mortgage-backed securities ("CMBS")	4,696	—	4,225	471
Corporate	28,668	—	27,463	1,205
Foreign government/government agencies	1,707	—	1,652	55
Municipal	12,713	—	12,650	63
Residential mortgage-backed securities ("RMBS")	4,426	—	3,131	1,295
U.S. Treasuries	3,293	297	2,996	—
Total fixed maturities	60,246	297	56,175	3,774
Fixed maturities, FVO	410	—	271	139
Equity securities, trading	12	12	—	—
Equity securities, AFS	823	462	281	80
Derivative assets
Credit derivatives	34	—	34	—
Equity derivatives	—	—	—	—
Foreign exchange derivatives	(63)	—	(63)	—
Interest rate derivatives	49	—	28	21
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	93	—	7	86
Macro hedge program	38	—	—	38
Derivative instruments formerly associated with Japan	73	—	73	—
Other derivative contracts	15	—	—	15
Total derivative assets [1]	239	—	79	160
Short-term investments	4,511	719	3,792	—
Limited partnerships and other alternative investments [2]	720	—	653	67
Reinsurance recoverable for GMWB	31	—	—	31
Modified coinsurance reinsurance contracts	32	—	32	—
Separate account assets [3]	138,696	98,569	39,314	813
Total assets accounted for at fair value on a recurring basis	$205,720	$100,059	$100,597	$5,064
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	$2	$—	$—	$2
Equity linked notes	(22)	—	—	(22)
Total other policyholder funds and benefits payable	(20)	—	—	(20)
Derivative liabilities
Credit derivatives	(36)	—	(35)	(1)
Equity derivatives	22	—	20	2
Foreign exchange derivatives	(285)	—	(285)	—
Interest rate derivatives	(598)	—	(598)	—
GMWB hedging instruments	(20)	—	(31)	11
Macro hedge program	82	—	—	82
Derivative instruments formerly associated with Japan	14	—	14	—
Total derivative liabilities [4]	(821)	—	(915)	94
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(843)	$—	$(915)	$72

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,365	$—	$2,218	$147
CDOs	2,387	—	1,723	664
CMBS	4,446	—	3,783	663
Corporate	28,490	—	27,216	1,274
Foreign government/government agencies	4,104	—	4,039	65
Municipal	12,173	—	12,104	69
RMBS	4,647	—	3,375	1,272
U.S. Treasuries	3,745	1,311	2,434	—
Total fixed maturities	62,357	1,311	56,892	4,154
Fixed maturities, FVO	844	—	651	193
Equity securities, trading	19,745	12	19,733	—
Equity securities, AFS	868	454	337	77
Derivative assets
Credit derivatives	25	—	20	5
Equity derivatives	—	—	—	—
Foreign exchange derivatives	14	—	14	—
Interest rate derivatives	(21)	—	(63)	42
GMWB hedging instruments	26	—	(42)	68
Macro hedge program	109	—	—	109
International program hedging instruments	272	—	241	31
Other derivative contracts	17	—	—	17
Total derivative assets [1]	442	—	170	272
Short-term investments	4,008	427	3,581	—
Limited partnerships and other alternative investments [2]	921	—	813	108
Reinsurance recoverable for GMWB	29	—	—	29
Modified coinsurance reinsurance contracts	67	—	67	—
Separate account assets [3]	138,495	99,930	37,828	737
Total assets accounted for at fair value on a recurring basis	$227,776	$102,134	$120,072	$5,570

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	$(36)	$—	$—	$(36)
International guaranteed withdrawal benefits	3	—	—	3
International other guaranteed living benefits	3	—	—	3
Equity linked notes	(18)	—	—	(18)
Total other policyholder funds and benefits payable	(48)	—	—	(48)
Derivative liabilities
Credit derivatives	(12)	—	(9)	(3)
Equity derivatives	19	—	16	3
Foreign exchange derivatives	(388)	—	(388)	—
Interest rate derivatives	(582)	—	(558)	(24)
GMWB hedging instruments	15	—	(63)	78
Macro hedge program	30	—	—	30
International program hedging instruments	(305)	—	(245)	(60)
Total derivative liabilities [4]	(1,223)	—	(1,247)	24
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,273)	$—	$(1,247)	$(26)

[1]
Includes over-the-counter("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of June 30, 2014 and December 31, 2013, $203 and $128, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $2.8 billion and $2.4 billion of investment sales receivable that are not subject to fair value accounting are excluded as of June 30, 2014 and December 31, 2013, respectively.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of June 30, 2014 and December 31, 2013, 97% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives as well as for any existing deals with a market value greater than $10 and all new deals during the month. In addition, on a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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

	As of June 30, 2014
Securities	Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS	$471	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	74	bps	2,418	bps	305	bps	Decrease
Corporate [3]	675	Discounted cash flows	Spread	108	bps	703	bps	251	bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	181	bps	181	bps	181	bps	Decrease
RMBS	1,295	Discounted cash flows	Spread	49	bps	1,633	bps	178	bps	Decrease
			Constant prepayment rate	—%		10.0%		3.0%		Decrease [4]
			Constant default rate	1.0%		22.0%		8.0%		Decrease
			Loss severity	—%		100.0%		78.0%		Decrease
	As of December 31, 2013
CMBS	$663	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99	bps	3,000	bps	527	bps	Decrease
Corporate [3]	665	Discounted cash flows	Spread	119	bps	5,594	bps	344	bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184	bps	184	bps	184	bps	Decrease
RMBS	1,272	Discounted cash flows	Spread	62	bps	1,748	bps	232	bps	Decrease
			Constant prepayment rate	—%		10.0%		3.0%		Decrease [4]
			Constant default rate	1.0%		22.0%		8.0%		Decrease
			Loss severity	—%		100.0%		80.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	As of June 30, 2014
Freestanding Derivatives	Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaptions	21	Option model	Interest rate volatility	3.0%	4.0%	Increase
GMWB hedging instruments
Equity options	33	Option model	Equity volatility	19%	32%	Increase
Customized swaps	64	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program
Equity options	120	Option model	Equity volatility	23%	35%	Increase
	As of December 31, 2013
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4.0%	4.0%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International program hedging [2]
Equity options	(35)	Option model	Equity volatility	24%	37%	Increase
Short interest rate swaptions	(13)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	50	Option model	Interest rate volatility	1%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Level 3 international program hedging instruments excludes those for which the Company based fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities and FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and six months ended June 30, 2014, no significant adjustments were made by the Company to broker prices received.
As of June 30, 2014 and December 31, 2013, excluded from the tables above are limited partnerships and other alternative investments which total $67 and $108, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB provides the policyholder with a guaranteed remaining balance (“GRB”) which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Condensed Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
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
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Living benefits required to be fair valued include GMWB contracts. Fair values for GMWB contracts are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of the Company’s guaranteed benefit liabilities, classified as embedded derivatives, and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and requires judgment by the Company in determining its value. Oversight of the Company's valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (commonly referred to as "nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains/(losses) of $2 and $(1), for the three months ended June 30, 2014 and 2013, respectively, and $1 and $(11) for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013 the credit standing adjustment was $(1).
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013 the behavior risk margin was $90 and $108, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains/(losses) of approximately $7 and $0, for the three months ended June 30, 2014 and 2013, respectively and $20 and $8 for the six months ended June 30, 2014 and 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant unobservable inputs used in the fair value measurement of living benefits required to be fair valued and the GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the Living Benefits Required to be Fair Valued and the GMWB Reinsurance Derivative. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the table.

Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [2]	—%	8%	Increase
Lapse Rates [3]	—%	75%	Decrease
Reset Elections [4]	20%	75%	Increase
Equity Volatility [5]	10%	50%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Ranges represent assumed cumulative percentages of policyholders taking withdrawals and the annual amounts withdrawn.

[3]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[4]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[5]	Range represents implied market volatilities for equity indices based on multiple pricing sources.
Generally, a change in withdrawal utilization assumptions would be accompanied by a directionally opposite change in lapse rate assumptions, as the behavior of policyholders that utilize GMWB riders is typically different from policyholders that do not utilize these riders.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three and six months ended June 30, 2014 and 2013, for the financial instruments classified as Level 3.
For the three months ended June 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2014	$56	$712	$592	$1,243	$54	$78	$1,328	$4,063	$206
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	—	7	(4)	—	—	9	12	5
Included in OCI [3]	1	8	(2)	4	2	1	(4)	10	—
Purchases	37	—	25	54	3	4	116	239	5
Settlements	(1)	(21)	(47)	(26)	(1)	—	(50)	(146)	(75)
Sales	(18)	—	(16)	(33)	(3)	(1)	(65)	(136)	(2)
Transfers into Level 3 [4]	—	—	5	133	—	—	—	138	—
Transfers out of Level 3 [4]	(2)	(87)	(93)	(166)	—	(19)	(39)	(406)	—
Fair value as of June 30, 2014	$73	$612	$471	$1,205	$55	$63	$1,295	$3,774	$139
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$—	$—	$(4)	$—	$—	$(1)	$(5)	$10

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2014	$79	$—	$2	$28	$123	$133	$(5)	$16	$297
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(1)	—	(7)	(26)	(15)	12	(1)	(38)
Included in OCI [3]	1	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	2	—	—	2
Settlements	—	—	—	—	—	—	(41)	—	(41)
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	34	—	34
Fair value as of June 30, 2014	$80	$(1)	$2	$21	$97	$120	$—	$15	$254
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$1	$—	$(7)	$(26)	$(15)	$(35)	$(1)	$(83)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2014	$107	$30	$762
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(8)	(7)	(1)
Included in OCI [3]	—	—	—
Purchases	—	—	136
Settlements	—	8	(1)
Sales	—	—	(78)
Transfers into Level 3 [4]	—	—	3
Transfers out of Level 3 [4]	(32)	—	(8)
Fair value as of June 30, 2014	$67	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(8)	$(7)	$1

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of March 31, 2014	$(24)	$2	$2	$(19)	$(39)	$(2)
Transfers to liabilities held for sale	—	—	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	55	—	—	(3)	52	—
Included in OCI [3]	—	—	—	—	—	—
Settlements	(29)	(2)	(2)	—	(33)	—
Fair value as of June 30, 2014	$2	$—	$—	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$55	$—	$—	$(3)	$52	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the six months ended June 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	—	30	(18)	(2)	—	8	18	15
Included in OCI [3]	3	8	(24)	28	7	4	10	36	—
Purchases	37	—	90	91	3	16	263	500	10
Settlements	(2)	(35)	(80)	(25)	(2)	—	(96)	(240)	(75)
Sales	(18)	—	(103)	(111)	(16)	(1)	(107)	(356)	(4)
Transfers into Level 3 [4]	—	72	5	200	—	—	—	277	1
Transfers out of Level 3 [4]	(94)	(97)	(110)	(234)	—	(25)	(55)	(615)	(1)
Fair value as of June 30, 2014	$73	$612	$471	$1,205	$55	$63	$1,295	$3,774	$139
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$—	$—	$—	$(21)	$(2)	$—	$(1)	$(24)	$20

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	3	(1)	(21)	(60)	(25)	28	(2)	(78)
Included in OCI [3]	5	—	—	—	—	—	—	—	—
Purchases	—	(6)	—	—	4	6	9	—	13
Settlements	—	—	—	—	7	—	(41)	—	(34)
Sales	—		—	—	—	—		—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	24	—	—	33	—	57
Fair value as of June 30, 2014	$80	$(1)	$2	$21	$97	$120	$—	$15	$254
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(2)	$—	$—	$(23)	$(76)	$(25)	$(18)	$(1)	$(143)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(5)	(11)	4
Included in OCI [3]	—	—	—
Purchases	30	—	265
Settlements	(24)	13	(1)
Sales	—	—	(163)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	(42)	—	(33)
Fair value as of June 30, 2014	$67	$31	$813
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$(5)	$(11)	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(36)	$3	$3	$(18)	$(48)	$(2)
Transfers to liabilities held for sale	—	—	—	—	—	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	91	—	—	(4)	87	—
Included in OCI [3]	—		—	—	—	—
Settlements	(53)	(3)	(3)	—	(59)	—
Fair value as of June 30, 2014	$2	$—	$—	$(22)	$(20)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2014 [2] [7]	$91	$—	$—	$(4)	$87	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the three months ended June 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of March 31, 2013	$275	$801	$840	$1,722	$51	$151	$1,280	$5,120	$216
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	6	1	(6)	(4)	—	1	—	(2)	(6)
Included in OCI [3]	(11)	73	35	(23)	(8)	(11)	23	78	—
Purchases	37	73	13	67	27	—	98	315	4
Settlements	(2)	(21)	(47)	(10)	(1)	—	(49)	(130)	(1)
Sales	(60)	(15)	(15)	(67)	—	(14)	—	(171)	(3)
Transfers into Level 3 [4]	—	—	8	6	—	—	—	14	1
Transfers out of Level 3 [4]	(13)	—	(10)	(440)	—	—	—	(463)	—
Fair value as of June 30, 2013	$232	$912	$818	$1,251	$69	$127	$1,352	$4,761	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$—	$(7)	$(4)	$—	$—	$—	$(11)	$(7)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of March 31, 2013	$85	$6	$32	$(26)	$329	$243	$(45)	$22	$561
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(2)	(3)	8	—	(36)	(91)	(2)	(126)
Included in OCI [3]	(2)	—	—	—	—	—	—	—	—
Purchases	12	—	—	—	—	2	(14)	—	(12)
Settlements	—	(2)	—	3	—	—	22	—	23
Sales	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	—	—	—	85	—	85
Fair value as of June 30, 2013	$95	$2	$29	$(15)	$329	$209	$(43)	$—	$511
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$—	$(2)	$(1)	$2	$—	$(34)	$(113)	$(3)	$(151)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of March 31, 2013	$337	$139	$823
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	(32)	1
Included in OCI [3]	—	—	—
Purchases	30	—	4
Settlements	—	6	(1)
Sales	(2)	—	(5)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	—	—	(6)
Fair value as of June 30, 2013	$363	$113	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(2)	$(32)	$1

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities held for sale	Consumer Notes
Fair value as of March 31, 2013	$(795)	$(34)	$4	$(10)	$(835)	$—	$(2)
Transfers to liabilities held for sale	—	32	—	—	32	(32)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	192	3	—	(2)	193	5	1
Included in OCI [3]	—	—	—	—	—	—	—
Settlements	(29)	—	(1)	—	(30)	(1)	—
Fair value as of June 30, 2013	$(632)	$1	$3	$(12)	$(640)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$192	$3	$—	$(2)	$193	$5	$1

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the six months ended June 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	3	(11)	(11)	13	—	1	29	24	9
Included in OCI [3]	14	118	80	(35)	(10)	(10)	43	200	—
Purchases	60	74	13	93	39	6	189	474	10
Settlements	(7)	(45)	(71)	(69)	(2)	—	(90)	(284)	(2)
Sales	(94)	(200)	(76)	(348)	(8)	(53)	(192)	(971)	(21)
Transfers into Level 3 [4]	—	32	34	76	—	—	—	142	2
Transfers out of Level 3 [4]	(22)	—	(10)	(480)	(6)	(44)	—	(562)	(1)
Fair value as of June 30, 2013	$232	$912	$818	$1,251	$69	$127	$1,352	$4,761	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(4)	$(1)	$(9)	$(5)	$—	$—	$—	$(19)	$29

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(6)	—	(25)	15	(190)	(100)	(175)	(3)	(478)
Included in OCI [3]	7	—	—	—	—	—	—	—	—
Purchases	13	—	—	(3)	—	23	(38)	—	(18)
Settlements	—	(2)	(3)	3	—	—	17	—	15
Sales	(3)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	(20)	(20)
Transfers out of Level 3 [4]	—	—	—	2	—	—	85	—	87
Fair value as of June 30, 2013	$95	$2	$29	$(15)	$329	$209	$(43)	$—	$511
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$(6)	$—	$(22)	$3	$(185)	$(97)	$(154)	$(4)	$(459)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2013	$314	$191	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	5	(92)	16
Included in OCI [3]	—	—	—
Purchases	90	—	259
Settlements	—	14	(1)
Sales	(23)	—	(31)
Transfers into Level 3 [4]	—	—	4
Transfers out of Level 3 [4]	(23)	—	(10)
Fair value as of June 30, 2013	$363	$113	$820
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$5	$(92)	$16

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities held for sale	Consumer Notes
Fair value as of January 1, 2013	$(1,249)	$(50)	$2	$(7)	$(1,304)	$—	$(2)
Transfers to liabilities held for sale	—	43	—	—	43	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	648	8	3	(5)	654	14	1
Included in OCI [3]	—	—	—	—	—	3	—
Settlements	(31)	—	(2)	—	(33)	(2)	—
Fair value as of June 30, 2013	$(632)	$1	$3	$(12)	$(640)	$(28)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at June 30, 2013 [2] [7]	$648	$8	$3	$(5)	$654	$14	$1

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and Guaranteed Living Benefit embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these rows are reported in net realized capital gains/(losses), with the exception of International Guaranteed Living Benefits and International Other Living Benefits, which are reported in loss from discontinued operations, net of tax. The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts within net realized capital gains/(losses) are before income taxes and DAC amortization, and all amounts within loss from discontinued operations, net of tax, are after income taxes and DAC amortization.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Option
FVO investments include certain securities that contain an embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The Company also elected the fair value option for certain investments held within consolidated VIE investment funds. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
The Company previously held fair value option investments in foreign government securities that aligned with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in foreign-exchange spot rates. These investments were previously held in a U.S. subsidiary and were disposed of as a consequence of the recapture of certain risks by HLIKK. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. The change in fair value on these investments was previously recorded as a component of net realized capital gains and losses, but has been reclassified to discontinued operations.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Assets
Fixed maturities, FVO
Corporate	$2	$(5)	$4	$(14)
CDOs	6	(6)	14	—
Foreign government	1	(4)	2	(5)
RMBS	—	—	1	—
Total realized capital gains (losses)	$9	$(15)	$21	$(19)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	June 30, 2014	December 31, 2013
Assets
Fixed maturities, FVO
ABS	$18	$3
CDOs	122	183
CMBS	13	8
Corporate	92	92
Foreign government	28	518
U.S government	—	24
Municipals	3	1
RMBS	134	15
Total fixed maturities, FVO	$410	$844

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion.

		June 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,420	$1,420	$1,420	$1,480
Mortgage loans	Level 3	5,586	5,745	5,598	5,641
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$7,572	$7,789	$9,152	$9,352
Senior notes [2]	Level 2	5,008	5,852	5,206	5,845
Junior subordinated debentures [2]	Level 2	1,100	1,310	1,100	1,271
Revolving Credit Facility	Level 2	—	—	238	238
Consumer notes [3]	Level 3	77	75	82	82

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.

•
During the second quarter of 2014, the Company changed the valuation technique used to estimate the fair value of policy loans. The fair value of policy loans was determined using current loan coupon rates which reflect the current rates available under the contracts. As a result, the fair value approximates the carrying value of the policy loans. Prior to the second quarter of 2014, the fair value of policy loans was estimated by utilizing discounted cash flow calculations using U.S. Treasury interest rates based on the loan durations.

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

•	Fair values for consumer notes were estimated using discounted cash flow calculations using current interest rates adjusted for estimated loan durations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before tax)	2014	2013	2014	2013
Gross gains on sales [1]	$122	$207	$305	$1,916
Gross losses on sales	(33)	(117)	(162)	(189)
Net OTTI losses recognized in earnings	(7)	(12)	(29)	(33)
Valuation allowances on mortgage loans	(3)	—	(3)	—
Periodic net coupon settlements on credit derivatives	2	—	1	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(6)	(31)	9	16
Macro hedge program	(15)	(47)	(25)	(132)
Total results of variable annuity hedge program	(21)	(78)	(16)	(116)
Other, net [2]	(64)	21	(135)	91
Net realized capital gains (losses)	(4)	21	(39)	1,665

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013.

[2]
Primarily consists of changes in the value of non-qualifying derivatives, including interest rate derivatives used to manage duration, transactional foreign currency revaluation gains (losses) on the Japan 3Win fixed payout annuity liabilities assumed from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the 3Win liabilities.   Gains (losses) from transactional foreign currency revaluation of the 3Win liabilities were $(18) and $(46), respectively, for the three and six months ended June 30, 2014, and $72 and $189, respectively, for the three and six months ended June 30, 2013.  Gains (losses) on instruments used to hedge the foreign currency exposure on the 3Win fixed payout annuities were $13 and $28, respectively, for the three and six months ended June 30, 2014, and $(54) and $(184), respectively, for the three and six months ended June 30, 2013. Also includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the six months ended June 30, 2013.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported in net unrealized gains or losses in AOCI were $82 and $125, respectively, for the three and six months ended June 30, 2014, and $78 and $1.7 billion for the three and six months ended June 30, 2013, respectively. Proceeds from sales of AFS securities totaled $5.8 billion and $14.3 billion, respectively, for the three and six months ended June 30, 2014, and $10.8 billion and $19.5 billion for the three and six months ended June 30, 2013, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2014	2013	2014	2013
Balance as of beginning of period	$(531)	$(906)	$(552)	$(1,013)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	(5)	(8)	(13)
Securities previously impaired	(3)	(7)	(14)	(9)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	40	12	73	126
Securities due to an increase in expected cash flows	7	4	13	7
Balance as of end of period	$(488)	$(902)	$(488)	$(902)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	June 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,313	$36	$(40)	$2,309	$(1)	$2,404	$25	$(64)	$2,365	$(2)
CDOs [2]	2,360	118	(47)	2,434	—	2,340	108	(59)	2,387	—
CMBS	4,495	226	(25)	4,696	(6)	4,288	216	(58)	4,446	(6)
Corporate	26,223	2,570	(125)	28,668	(3)	27,013	1,823	(346)	28,490	(7)
Foreign govt./govt. agencies	1,650	79	(22)	1,707	—	4,228	52	(176)	4,104	—
Municipal	11,796	933	(16)	12,713	—	11,932	425	(184)	12,173	—
RMBS	4,324	135	(33)	4,426	(2)	4,639	90	(82)	4,647	(4)
U.S. Treasuries	3,157	146	(10)	3,293	—	3,797	7	(59)	3,745	—
Total fixed maturities, AFS	56,318	4,243	(318)	60,246	(12)	60,641	2,746	(1,028)	62,357	(19)
Equity securities, AFS	779	77	(33)	823	—	850	67	(49)	868	—
Total AFS securities	$57,097	$4,320	$(351)	$61,069	$(12)	$61,491	$2,813	$(1,077)	$63,225	$(19)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of June 30, 2014 and December 31, 2013.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

The decline in fixed maturities, AFS is primarily due to the sale of HLIKK, a former indirect wholly-owned subsidiary, which was sold on June 30, 2014, as well as the concurrent recapture of certain risks that had been reinsured to the Company's U.S. subsidiaries HLAI and HLIC. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	June 30, 2014		December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,125	$2,162	$2,195	$2,228
Over one year through five years	11,279	12,022	11,930	12,470
Over five years through ten years	9,257	9,844	10,814	11,183
Over ten years	20,165	22,353	22,031	22,631
Subtotal	42,826	46,381	46,970	48,512
Mortgage-backed and asset-backed securities	13,492	13,865	13,671	13,845
Total fixed maturities, AFS	$56,318	$60,246	$60,641	$62,357
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

	June 30, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$470	$469	$(1)	$559	$520	$(39)	$1,029	$989	$(40)
CDOs [1]	237	236	(1)	1,719	1,676	(46)	1,956	1,912	(47)
CMBS	100	98	(2)	587	564	(23)	687	662	(25)
Corporate	682	673	(9)	1,683	1,567	(116)	2,365	2,240	(125)
Foreign govt./govt. agencies	129	128	(1)	322	301	(21)	451	429	(22)
Municipal	119	118	(1)	490	475	(15)	609	593	(16)
RMBS	285	283	(2)	645	614	(31)	930	897	(33)
U.S. Treasuries	289	288	(1)	492	483	(9)	781	771	(10)
Total fixed maturities, AFS	2,311	2,293	(18)	6,497	6,200	(300)	8,808	8,493	(318)
Equity securities, AFS	52	47	(5)	228	200	(28)	280	247	(33)
Total securities in an unrealized loss position	$2,363	$2,340	$(23)	$6,725	$6,400	$(328)	$9,088	$8,740	$(351)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$893	$888	$(5)	$477	$418	$(59)	$1,370	$1,306	$(64)
CDOs [1]	137	135	(2)	1,933	1,874	(57)	2,070	2,009	(59)
CMBS	812	788	(24)	610	576	(34)	1,422	1,364	(58)
Corporate	4,922	4,737	(185)	1,225	1,064	(161)	6,147	5,801	(346)
Foreign govt./govt. agencies	2,961	2,868	(93)	343	260	(83)	3,304	3,128	(176)
Municipal	3,150	2,994	(156)	190	162	(28)	3,340	3,156	(184)
RMBS	2,046	2,008	(38)	591	547	(44)	2,637	2,555	(82)
U.S. Treasuries	2,914	2,862	(52)	33	26	(7)	2,947	2,888	(59)
Total fixed maturities, AFS	17,835	17,280	(555)	5,402	4,927	(473)	23,237	22,207	(1,028)
Equity securities, AFS	196	188	(8)	223	182	(41)	419	370	(49)
Total securities in an unrealized loss position	$18,031	$17,468	$(563)	$5,625	$5,109	$(514)	$23,656	$22,577	$(1,077)

[1]	Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).
As of June 30, 2014, AFS securities in an unrealized loss position, consisted of 2,201 securities, primarily in the corporate sector and securities backed by commercial and residential real estate, which are depressed primarily due to an increase in interest rates and wider credit spreads since the securities were purchased. As of June 30, 2014, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in interest rates and tighter credit spreads.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, structured securities with exposure to commercial and residential real estate, and certain investment grade perpetual preferred securities that contain “debt-like” characteristics that are classified as equity securities, AFS. Corporate financial services and perpetual preferred securities are primarily depressed because the securities have floating-rate coupons and have long-dated maturities or are perpetual. Commercial and residential real estate securities’ current market spreads continue to be wider than spreads at the securities' respective purchase dates, even though credit spreads have continued to tighten over the past five years. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	June 30, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,605	$(19)	$5,586	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of June 30, 2014 and December 31, 2013, the carrying value of mortgage loans associated with the valuation allowance was $142 and $191, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. There were no mortgage loans held-for-sale as of June 30, 2014. As of June 30, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2014	2013
Balance, as of January 1	$(67)	$(68)
(Additions)/Reversals	(3)	(2)
Deductions	51	2
Balance, as of June 30	$(19)	$(68)
The decline in the valuation allowance as compared to December 31, 2013 resulted from the sale of the underlying collateral supporting a commercial mortgage loan. The loan was fully reserved for and the Company did not recover any funds as a result of the sale.
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 58% as of June 30, 2014, while the weighted-average LTV ratio at origination of these loans was 63%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.44x as of June 30, 2014. The Company held no delinquent commercial mortgage loans as of June 30, 2014.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	June 30, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$64	1.00x	$101	0.99x
65% - 80%	824	1.75x	1,195	1.82x
Less than 65%	4,698	2.59x	4,302	2.53x
Total commercial mortgage loans	$5,586	2.44x	$5,598	2.34x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	June 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$181	3.2%	$187	3.3%
Middle Atlantic	403	7.2%	409	7.3%
Mountain	93	1.7%	104	1.9%
New England	382	6.8%	353	6.3%
Pacific	1,476	26.4%	1,587	28.3%
South Atlantic	1,006	18.0%	899	16.1%
West North Central	44	0.8%	47	0.8%
West South Central	337	6.0%	338	6.0%
Other [1]	1,664	29.9%	1,674	30.0%
Total mortgage loans	$5,586	100.0%	$5,598	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	June 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$62	1.1%	$125	2.2%
Industrial	1,687	30.2%	1,718	30.7%
Lodging	26	0.5%	27	0.5%
Multifamily	1,211	21.7%	1,155	20.6%
Office	1,351	24.2%	1,278	22.8%
Retail	1,096	19.6%	1,140	20.4%
Other	153	2.7%	155	2.8%
Total mortgage loans	$5,586	100.0%	$5,598	100.0%
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

	June 30, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$14	$14	$—	$31	$33	$—
Investment funds [4]	170	—	179	164	—	173
Limited partnerships and other alternative investments	3	—	3	4	—	4
Total	$187	$14	$182	$199	$33	$177

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS and short-term investments, or cash in the Company’s Condensed Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company’s Condensed Consolidated Balance Sheets.
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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $15 and $16, respectively as of June 30, 2014 and $17 and $19, respectively, as of December 31, 2013. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of June 30, 2014 and December 31, 2013, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 15 of Notes to Condensed Consolidated Financial Statements included in The Hartford’s 2013 Form 10-K Annual Report.
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager and are included in ABS, CDOs, CMBS and RMBS in the Available-for-Sale Securities table and fixed maturities, FVO, in the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Repurchase Agreements, Dollar Roll Transactions and Other Collateral Transactions
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
As part of repurchase agreements and dollar roll transactions, the Company transfers collateral of U.S. government and government agency securities and receives cash. For the repurchase agreements, the Company obtains cash in an amount equal to at least 95% of the fair value of the securities transferred. The agreements contain contractual provisions that require additional collateral to be transferred when necessary and provide the counterparty the right to sell or re-pledge the securities transferred. The cash received from the repurchase program is typically invested in short-term investments or fixed maturities. Repurchase agreements include master netting provisions that provide the counterparties the right to offset claims and apply securities held by them with respect to their obligations in the event of a default. Although the Company has the contractual right to offset claims, fixed maturities do not meet the specific conditions for net presentation under U.S. GAAP. The Company accounts for the repurchase agreements and dollar roll transactions as collateralized borrowings. The securities transferred under repurchase agreements and dollar roll transactions are included in fixed maturities, AFS with the obligation to repurchase those securities recorded in other liabilities on the Company's Condensed Consolidated Balance Sheets.
The company had no outstanding repurchase agreements as of June 30, 2014 or December 31, 2013. With respect to dollar roll transactions, the Company reported financial collateral pledged with a fair value of $100 in fixed maturities, AFS with a corresponding obligation to repurchase $100 reported in other liabilities, as of June 30, 2014. The Company had no outstanding dollar roll transactions as of December 31, 2013.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of June 30, 2014 and December 31, 2013, the fair value of securities on deposit was approximately $2.4 billion and $1.9 billion, respectively.
As of December 31, 2013, the Company pledged as collateral $272 in Japan government bonds reported in fixed maturities, AFS, associated with short-term debt of $238. The collateral and short-term debt were related to HLIKK and were transferred to the Buyer as of June 30, 2014.
As of June 30, 2014 and December 31, 2013, the Company has pledged as collateral $34 and $34, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Cash flow hedges
Interest rate swaps are predominantly used to manage portfolio duration and better match cash receipts from assets with cash disbursements required to fund liabilities. These derivatives primarily convert interest receipts on floating-rate fixed maturity securities to fixed rates. The Company also enters into forward starting swap agreements to hedge the interest rate exposure related to the purchase of fixed-rate securities, primarily to hedge interest rate risk inherent in the assumptions used to price certain liabilities.
Foreign currency swaps are used to convert foreign currency-denominated cash flows related to certain investment receipts and liability payments to U.S. dollars in order to reduce cash flow fluctuations due to changes in currency rates.
Fair value hedges
Interest rate swaps are used to hedge the changes in fair value of fixed maturity securities due to fluctuations in interest rates. Foreign currency swaps are used to hedge the changes in fair value of certain foreign currency-denominated fixed rate liabilities that have been issued by Talcott due to changes in foreign currency rates by swapping the fixed foreign payments to floating rate U.S. dollar denominated payments.
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge program for the Company's U.S. variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. Prior to the sale HLIKK on June 30, 2014, the Company also had non-qualifying hedge programs related to the variable annuity and fixed annuity products sold in Japan. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting.
The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of June 30, 2014 and December 31, 2013 the notional amount of interest rate swaps in offsetting relationships was $10.8 billion and $6.9 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan 3Win fixed payout annuity hedge
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") rider through HLIKK, a former indirect wholly-owned subsidiary that was sold on June 30, 2014. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. The Company will continue to reinsure from HLIKK the Japan 3Win fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Credit contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to credit derivatives embedded within certain fixed maturity securities which are comprised of structured securities that contain credit derivatives that reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Equity index swaps and options
The Company enters into equity index options and futures with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps and options to economically hedge the equity volatility risk associated with the equity indexed products.
GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB product is a bifurcated embedded derivative (“GMWB product derivatives”) that has a notional value equal to the guaranteed remaining balance ("GRB"). The Company uses reinsurance contracts to transfer a portion of its risk of loss due to GMWB. The reinsurance contracts covering GMWB (“GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
The Company utilizes derivatives (“GMWB hedging instruments”) as part of an actively managed program designed to hedge a portion of the capital market risk exposures of the non-reinsured GMWB riders due to changes in interest rates, equity market levels, and equity volatility. These derivatives include customized swaps, interest rate swaps and futures, and equity swaps, options and futures, on certain indices including the S&P 500 index, EAFE index and NASDAQ index. The following table presents notional and fair value for GMWB hedging instruments.

	Notional Amount		Fair Value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Customized swaps	$7,514	$7,839	$64	$74
Equity swaps, options, and futures	4,104	4,237	16	44
Interest rate swaps and futures	3,925	6,615	(7)	(77)
Total	$15,543	$18,691	$73	$41
Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Equity options and swaps	4,374	9,934	120	139
Foreign currency options	874	—	—	—
Total	$5,248	$9,934	$120	$139
Hedge programs formerly associated with Japan
The Company formerly offered certain fixed annuity contracts and variable annuity products with a GMIB, GMWB or guaranteed minimum accumulation benefit ("GMAB") in Japan through HLIKK, a former indirect wholly-owned subsidiary, and reinsured certain risks to a wholly-owned U.S. subsidiary. HLIKK was sold on June 30, 2014, and concurrent with the sale, HLIKK recaptured certain risks reinsured to the Company’s U.S. subsidiaries, including risks associated with the GMIB as well as the GMWB and GMAB contracts, both of which had been accounted for as bifurcated embedded derivatives ("International program product derivatives"). For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
As of June 30, 2014, by either terminating or offsetting open derivative positions, the U.S. subsidiary effectively terminated the hedge program associated with the currency and interest rate risk associated with the reinsured Japan 3Win fixed annuity product ("Japan fixed annuity hedging instruments") and the hedge program associated with the capital market impacts related to the reinsured guaranteed benefits within the Japan variable annuity contracts ("International program hedging instruments"). For further information on the former Japan fixed annuity hedging instruments and hedge program associated with the Japan variable annuity product, see the Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements included in The Hartford's 2013 Form 10-K Annual Report. Although the hedge programs have been effectively terminated as of June 30, 2014, derivative positions relating to foreign currency forwards and equity index swaps remain. For the positions that remain, the Company has executed offsetting positions to neutralize exposure (“Derivative instruments formerly associated with Japan"), the majority of which will expire by year-end. The total notional amount of these positions as of June 30, 2014 is $19.9 billion and consists of $9.8 related to long positions and $10.1 related to short positions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following table represents notional and fair value amounts that were associated with International program hedging instruments as of December 31, 2013.

	December 31, 2013
	Notional Amount	Fair Value
Credit derivatives	350	5
Currency forwards [1]	13,410	(60)
Currency options	12,066	(54)
Equity futures	999	—
Equity options	3,051	(30)
Equity swaps	4,269	(119)
Interest rate futures	952	—
Interest rate swaps and swaptions	37,951	225
Total	$73,048	$(33)

[1]	As of December 31, 2013 the net notional amount was $(1.8) billion which included $5.8 billion related to long positions and $7.6 billion related to short positions.
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
Modified coinsurance reinsurance contracts
As of June 30, 2014 and December 31, 2013 the Company had approximately $1.3 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $0.8 billion and $1.3 billion as of June 30, 2014, and December 31, 2013, respectively. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Jun. 30, 2014	Dec. 31, 2013	Jun. 30, 2014	Dec. 31, 2013	Jun. 30, 2014	Dec. 31, 2013	Jun. 30, 2014	Dec. 31, 2013
Cash flow hedges
Interest rate swaps	$4,530	$5,026	$(4)	$(92)	$41	$50	$(45)	$(142)
Foreign currency swaps	143	143	(9)	(5)	2	2	(11)	(7)
Total cash flow hedges	4,673	5,169	(13)	(97)	43	52	(56)	(149)
Fair value hedges
Interest rate swaps	221	1,799	—	(24)	—	3	—	(27)
Total fair value hedges	221	1,799	—	(24)	—	3	—	(27)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	13,638	8,453	(545)	(487)	283	171	(828)	(658)
Foreign exchange contracts
Foreign currency swaps and forwards	239	258	(13)	(9)	6	6	(19)	(15)
Japan 3Win fixed payout annuity hedge	1,571	1,571	(326)	(354)	—	—	(326)	(354)
Japanese fixed annuity hedging instruments	—	1,436	—	(6)	—	88	—	(94)
Credit contracts
Credit derivatives that purchase credit protection	639	938	(17)	(15)	—	1	(17)	(16)
Credit derivatives that assume credit risk [1]	1,510	1,886	22	33	25	36	(3)	(3)
Credit derivatives in offsetting positions	5,526	7,764	(4)	(7)	59	76	(63)	(83)
Equity contracts
Equity index swaps and options	321	358	(2)	(1)	22	19	(24)	(20)
Variable annuity hedge program
GMWB product derivatives [2]	19,596	21,512	2	(36)	15	—	(13)	(36)
GMWB reinsurance contracts	4,042	4,508	31	29	31	29	—	—
GMWB hedging instruments	15,543	18,691	73	41	227	333	(154)	(292)
Macro hedge program	5,248	9,934	120	139	149	178	(29)	(39)
International program product derivatives [2]	—	366	—	6	—	6	—	—
International program hedging instruments	—	73,048	—	(33)	—	866	—	(899)
Other
Contingent capital facility put option	500	500	15	17	15	17	—	—
Modified coinsurance reinsurance contracts	1,280	1,250	32	67	32	67	—	—
Derivative instruments formerly associated with Japan [3]	19,904	—	87	—	188	—	(101)	—
Total non-qualifying strategies	89,557	152,473	(525)	(616)	1,052	1,893	(1,577)	(2,509)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$94,451	$159,441	$(538)	$(737)	$1,095	$1,948	$(1,633)	$(2,685)
Balance Sheet Location
Fixed maturities, available-for-sale	$475	$473	$3	$(2)	$3	$1	$—	$(3)
Other investments	31,441	53,219	239	442	489	909	(250)	(467)
Other liabilities	37,559	78,055	(821)	(1,223)	525	936	(1,346)	(2,159)
Consumer notes	8	9	(2)	(2)	—	—	(2)	(2)
Reinsurance recoverables	5,322	5,758	63	96	63	96	—	—
Other policyholder funds and benefits payable	19,646	21,927	(20)	(48)	15	6	(35)	(54)
Total derivatives	$94,451	$159,441	$(538)	$(737)	$1,095	$1,948	$(1,633)	$(2,685)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

[3]	The notional amount consists of $9.8 billion related to long positions and $10.1 billion related to short positions.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2013 was primarily due to the following:

•
The decrease in notional amount related to the international program hedging instruments resulted from the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. However, as discussed above, a portion of the derivatives associated with the Japan business remain open as of June 30, 2014. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

•	The decrease in notional amount related to the GMWB hedging instruments primarily resulted from portfolio re-balancing.

•	The decrease in notional amount associated with the macro hedge program was primarily driven by the expiration of certain out-of-the-money options.

•	These declines in notional amount were partially offset by an increase in notional amount related to non-qualifying interest rate swaps and futures related to duration shortening positions.
Change in Fair Value
The net increase in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•
The fair value associated with the international program hedging instruments resulted from the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. For further discussion on the sale, Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

•
The fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by improving equity markets for the GMWB product and declining interest rates for the hedging derivatives.

•
These improvements in fair value were partially offset by a decrease in fair value associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, driven by a decline in interest rates and credit spread tightening during the period.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of June 30, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,014	$818	$239	$(43)	$85	$111

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,596)	$(749)	$(821)	$(26)	$(1,005)	$158

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,845	$1,463	$442	$(60)	$242	$140

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,626)	$(1,496)	$(1,223)	$93	$(1,204)	$74

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]	Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty.

[4]	Excludes collateral associated with exchange-traded derivative instruments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	$57	$(178)	$101	$(249)	$—	$(2)	$(1)	$(2)
Foreign currency swaps	(2)	5	(3)	6	—	—	—	—
Total	$55	$(173)	$98	$(243)	$—	$(2)	$(1)	$(2)
Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2014	2013	2014	2013
Interest rate swaps	Net realized capital gain/(loss)	$1	$7	$2	$80
Interest rate swaps	Net investment income	22	25	45	49
Foreign currency swaps	Net realized capital gain/(loss)	—	2	—	(1)
Total		$23	$34	$47	$128
As of June 30, 2014 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $73. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately two years.
During the three months ended June 30, 2014 and June 30, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
Fair Value Hedges
For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current period earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$(1)	$—	$11	$(16)	$(2)	$—	$11	$(17)
Foreign currency swaps
Net realized capital gain/(loss)	—	—	—	—	—	—	(2)	2
Benefits, losses and loss adjustment expenses	—	—	—	—	—	—	(1)	1
Total	$(1)	$—	$11	$(16)	$(2)	$—	$8	$(14)

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

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest rate contracts
Interest rate swaps and forwards	$(89)	$(12)	$(145)	$5
Foreign exchange contracts
Foreign currency swaps and forwards	(5)	7	(4)	8
Japan 3Win fixed payout annuity hedge [1]	13	(54)	28	(184)
Credit contracts
Credit derivatives that purchase credit protection	(6)	(5)	(10)	(12)
Credit derivatives that assume credit risk	20	(12)	19	2
Equity contracts
Equity index swaps and options	(1)	(4)	(1)	(24)
Variable annuity hedge program
GMWB product derivatives	55	192	91	648
GMWB reinsurance contracts	(7)	(32)	(11)	(92)
GMWB hedging instruments	(54)	(191)	(71)	(540)
Macro hedge program	(15)	(47)	(25)	(132)
Other
Contingent capital facility put option	(2)	(2)	(3)	(4)
Modified coinsurance reinsurance contracts	(16)	49	(35)	54
Total [2]	$(107)	$(111)	$(167)	$(271)

[1]
The associated liability is adjusted for changes in foreign exchange spot rates through realized capital gains and was $(18) and $72 for the three months ended June 30, 2014 and 2013, respectively and $(46) and $189, for the six months ended June 30, 2014 and 2013, respectively.

[2]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

For the three and six months ended June 30, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net losses related to interest derivatives, primarily used to manage duration, were due to a decline in U.S. interest rates.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was driven by a decline in interest rates and credit spread tightening during the period. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds.

•	The net loss on the macro hedge program was primarily due to an improvement in domestic equity markets, and lower equity volatility.

•	The net gain related to the Japan fixed annuity payout hedge was driven by an appreciation of the Japanese yen in relation to the U.S. dollar.
In addition, for the three and six months ended June 30, 2014, the Company recognized gains of $4 and $11, respectively, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three and six months ended June 30, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to the Japan 3Win fixed payout annuity hedge was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
For the three months ended June 30, 2013 the net loss related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of an increase in fees for selected GMWB riders, partially offset by gains driven by favorable policyholder behavior. For the six months ended June 30, 2013 the net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by favorable policyholder behavior, partially offset by an increase in interest rates, and an increase in fees for selected GMWB riders.

For additional disclosures regarding contingent credit related features in derivative agreements, see Note 11 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of June 30, 2014 and December 31, 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of June 30, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$281	$5	3 years	Corporate Credit/ Foreign Gov.	BBB+	$270	$(7)
Below investment grade risk exposure	29	—	3 years	Corporate Credit	BB	4	—
Basket credit default swaps [4]
Investment grade risk exposure	2,844	47	4 years	Corporate Credit	BBB	2,062	(33)
Below investment grade risk exposure	57	5	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	558	(6)	6 years	CMBS Credit	AA	273	3
Below investment grade risk exposure	154	(20)	3 years	CMBS Credit	CCC+	154	20
Embedded credit derivatives
Investment grade risk exposure	350	340	3 years	Corporate Credit	A-	—	—
Total [5]	$4,273	$371				$2,763	$(17)
As of December 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,259	$8	1 year	Corporate Credit/ Foreign Gov.	A-	$1,066	$(9)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	24	(1)
Basket credit default swaps [4]
Investment grade risk exposure	3,447	50	3 years	Corporate Credit	BBB	2,270	(35)
Below investment grade risk exposure	166	15	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	327	(7)	3 years	CMBS Credit	A	327	7
Below investment grade risk exposure	195	(31)	3 years	CMBS Credit	B-	195	31
Embedded credit derivatives
Investment grade risk exposure	350	339	3 years	Corporate Credit	BBB+	—	—
Total [5]	$5,768	$374				$3,882	$(7)

[1]
The average credit ratings are based on availability and the midpoint of the applicable ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

[2]
Notional amount is equal to the maximum potential future loss amount. These derivatives are governed by agreements, clearing house rules and applicable law which include collateral posting requirements. There is no additional specific collateral related to these contracts or recourse provisions included in the contracts to offset losses.

[3]
The Company has entered into offsetting credit default swaps to terminate certain existing credit default swaps, thereby offsetting the future changes in value of, or losses paid related to, the original swap.

[4]
Includes $3.6 billion and $4.1 billion as of June 30, 2014 and December 31, 2013, respectively, of standard market indices of diversified portfolios of corporate issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of June 30, 2014 and December 31, 2013 the Company pledged securities collateral associated with derivative instruments with a fair value of $1.0 billion and $1.3 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities. The Company also pledged cash collateral associated with derivative instruments with a fair value of $218 and $347, respectively, as of June 30, 2014 and December 31, 2013 which have been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets.
As of June 30, 2014 and December 31, 2013 the Company accepted cash collateral associated with derivative instruments of $238 and $180, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of June 30, 2014 and December 31, 2013 with a fair value of $85 and $243, respectively, of which the Company has the ability to sell or repledge $57 and $191, respectively. As of June 30, 2014 and December 31, 2013 the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of June 30, 2014 and December 31, 2013 non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

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
The Company's reinsurance recoverables are summarized as follows:

	As of June 30,	As of December 31,
	2014	2013
Property and Casualty Insurance Products:
Paid loss and loss adjustment expenses	$158	$138
Unpaid loss and loss adjustment expenses	2,925	2,841
Gross reinsurance recoverable	3,083	2,979
Allowance for uncollectible reinsurance	(248)	(244)
Net reinsurance recoverables	$2,835	$2,735
Life Insurance Products:
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$18,884	$19,374
Other reinsurers	1,230	1,221
Net reinsurance recoverables	$20,114	$20,595
Reinsurance recoverables, net	$22,949	$23,330
As of June 30, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.8 billion and $10.1 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.8 billion and $8.7 billion, respectively. As of June 30, 2014, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.

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
Insurance Revenues
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Premiums Written	2014	2013	2014	2013
Direct	$2,660	$2,534	$5,377	$5,330
Assumed	62	49	131	111
Ceded	(148)	(82)	(337)	(417)
Net	$2,574	$2,501	$5,171	$5,024
Premiums Earned
Direct	$2,631	$2,605	$5,237	$5,178
Assumed	64	49	129	109
Ceded	(190)	(201)	(392)	(409)
Net	$2,505	$2,453	$4,974	$4,878
Ceded losses, which reduce losses and loss adjustment expenses incurred, were $231 and $336 for the three and six months ended June 30, 2014, respectively, and $99 and $232 for three and six months ended June 30, 2013, respectively.
The effect of reinsurance on life insurance earned premiums and fee income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross earned premiums and fee income	$1,493	$1,559	$3,035	$3,132
Reinsurance assumed	50	65	98	98
Reinsurance ceded	(414)	(437)	(852)	(868)
Net	$1,129	$1,187	$2,281	$2,362
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $212 and $427 for the three and six months ended June 30, 2014, respectively and $234 and $466 for the three and six months ended June 30, 2013, respectively.
In addition, the Company has reinsured a portion of the risk associated with U.S. variable annuities and the associated GMDB and GMWB riders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in the DAC balance are as follows:

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$2,161	$5,725
Deferred costs	689	668
Amortization — DAC	(796)	(806)
Amortization — Unlock benefit (charge), pre-tax [1]	28	(921)
Amortization — DAC related to business dispositions [2] [3]	—	(2,229)
Adjustments to unrealized gains and losses on securities AFS and other	(56)	121
Effect of currency translation	—	(86)
Balance, end of period	$2,026	$2,472

[1]
Includes Unlock charge of $887 related to elimination of future estimated gross profits on the Japan variable annuity block in the first quarter of 2013. As a result of the Japan annuity business sale completed in June 2014, this Unlock charge has been reclassified to discontinued operations. For further information regarding this transaction, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[2]
Includes accelerated amortization of $352 and $2,374 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013. For further information, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[3]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013.

9. Sales Inducements
Changes in sales inducement activity are as follows:

	Six Months Ended June 30,
	2014	2013
Balance, beginning of period	$149	$325
Sales inducements deferred	—	(3)
Amortization — Unlock benefit (charge) [1]	6	(59)
Amortization charged to income	(13)	(11)
Amortization related to business dispositions [2]	—	(71)
Balance end of period	$142	$181

[1]
Includes Unlock charge of $52 in the first quarter of 2013 related to elimination of future estimated gross profits on the Japan variable annuity block. As a result of the Japan annuity business sale completed in June 2014, this Unlock charge has been reclassified to discontinued operations. For further information regarding this transaction, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred	90	28	115
Paid	(57)	(15)	—
Unlock	(24)	(41)	—
Impact of Japan business disposition	—	(254)	—
Currency translation adjustment	—	10	—
Liability balance as of June 30, 2014	$858	$—	$1,917
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred	52	4	115
Paid	(44)	(4)	—
Unlock	(14)	3	—
Impact of Japan business disposition	—	(27)	—
Currency translation adjustment	—	1	—
Reinsurance recoverable asset, as of June 30, 2014	$527	$—	$1,917

	U.S. GMDB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	94	50	183
Paid	(75)	(47)	—
Unlock	(69)	(189)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	—	1,145
Currency translation adjustment	—	(78)	—
Liability balance as of June 30, 2013	$868	$397	$1,691
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	55	5	185
Paid	(54)	(9)	—
Unlock	(39)	(18)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	—	1,485
Currency translation adjustment	—	(4)	—
Reinsurance recoverable asset, as of June 30, 2013	$570	$10	$1,691

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB exposure as of June 30, 2014:

Individual Variable Annuity Account Value by GMDB
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$18,744	$2,728	$463	70
With 5% rollup [2]	1,553	211	59	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,698	634	87	68
With 5% rollup & EPB	573	118	26	71
Total MAV	25,568	3,691	635
Asset Protection Benefit (“APB”) [4]	17,205	215	147	68
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	704	7	7	67
Reset [6] (5-7 years)	3,194	53	52	69
Return of Premium (“ROP”) [7]/Other	11,679	58	50	68
Subtotal GMDB	58,350	4,024	891	68
Less: General Account Value with GMDB	4,159
Subtotal Separate Account Liabilities with GMDB	54,191
Separate Account Liabilities without GMDB	87,332
Total Separate Account Liabilities	$141,523

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of June 30, 2014	As of December 31, 2013
Equity securities (including mutual funds)	$49,929	$52,858
Cash and cash equivalents	4,262	4,605
Total	$54,191	$57,463
As of June 30, 2014 and December 31, 2013, approximately 17% of the equity securities above were invested in fixed income securities through these mutual funds and approximately and 83% were invested in equity securities through these funds.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2014 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.2 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2014 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $4 to be posted as collateral. Based on derivative market values as of June 30, 2014 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $24 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives as a result of exercising the termination right. The Company has re-negotiated the rating triggers with one counterparty, and is in the process of re-negotiating the rating triggers with the remaining three counterparties which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2014 the notional amount and fair value related to these counterparties are $2.6 billion and $(47), respectively.
12. Employee Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1	$—	$—	$—
Interest cost	63	59	3	2
Expected return on plan assets	(82)	(78)	(4)	(4)
Amortization of prior service credit	—	—	(1)	(1)
Amortization of actuarial loss	11	15	1	1
Net periodic benefit	$(7)	$(4)	$(1)	$(2)

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1	$—	$—	$—
Interest cost	127	119	6	5
Expected return on plan assets	(163)	(157)	(8)	(7)
Amortization of prior service credit	—	—	(3)	(3)
Amortization of actuarial loss	22	29	2	1
Net periodic benefit	$(13)	$(9)	$(3)	$(4)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation plans expense	$34	$18	$53	$32
Income tax benefit	(12)	(6)	(19)	(11)
Total stock-based compensation plans expense, after-tax	$22	$12	$34	$21
In the second quarter the Company modified an executive’s awards to receive retirement treatment under the Company’s 2010 Incentive Stock Plan. The incremental compensation cost resulting from the modifications totaled $16 of which $11 was recognized in the second quarter. The remainder will be recognized over the remaining service period.
The Company did not capitalize any cost of stock-based compensation. As of June 30, 2014, the total compensation cost related to non-vested awards not yet recognized was $127, which is expected to be recognized over a weighted average period of 2.2 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Discontinued Operations

On June 30, 2014, the Company completed the sale of HLIKK and on December 12, 2013, the Company completed the sale of HLIL. For further information regarding these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Earned premiums	$—	$1	$(1)	$—
Fee income	114	$165	239	343
Net investment income:
Securities available-for-sale and other	6	25	18	56
Equity securities, trading	370	1,188	134	3,888
Total net investment income	376	1,213	152	3,944
Net realized capital losses	(106)	(700)	(157)	(749)
Total revenues	384	679	233	3,538
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	(21)	(36)	7	(30)
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	370	1,188	134	3,888
Amortization of DAC	—	—	—	907
Insurance operating costs and other expenses	12	20	23	22
Total benefits, losses and expenses	361	1,172	164	4,787
Income (loss) before income taxes	23	(493)	69	(1,249)
Income tax benefit	(19)	(172)	(2)	(444)
Income (loss) from operations of discontinued operations, net of tax	42	(321)	71	(805)
Net realized loss on disposal, net of tax [1]	(659)	(102)	(659)	(102)
Loss from discontinued operations, net of tax	$(617)	$(423)	$(588)	$(907)
[1] Includes income tax benefits of $241 on the sale of HLIKK and $219 on the sale of HLIL for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Debt

The Company’s long-term debt securities are issued by either HFSG Holding Company or HLI, and are unsecured obligations of HFSG Holding Company or HLI, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI.
Debt is carried net of discount. Short-term and long-term debt by issuance are as follows:

	As of
	June 30, 2014	December 31, 2013
Revolving Credit Facility	$—	$238
Senior Notes and Debentures
4.75% Notes, due 2014	—	200
4.0% Notes, due 2015	289	289
7.3% Notes, due 2015	167	167
5.5% Notes, due 2016	275	275
5.375% Notes, due 2017	415	415
4.0% Notes, due 2017	295	295
6.3% Notes, due 2018	320	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	796	796
7.65% Notes, due 2027	80	79
7.375% Notes, due 2031	63	63
5.95% Notes, due 2036	299	298
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	326	326
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	298	298
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Notes and Debentures	$6,108	$6,306
Less: Current maturities	289	200
Long-term Debt	$5,819	$6,106
Total Debt	$6,108	$6,544
Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of June 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
HLIKK previously had four revolving credit facilities in support of operations. These credit facilities were transfered with the sale of HLIKK on June 30, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Equity

In July 2014, the Board of Directors approved a $775 increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2.775 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015.
On July 30, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with a major financial institution. Under the terms of the agreement, on July 31, 2014 The Hartford will pay $525 and receive an initial delivery of approximately 11.2 million shares of its common stock. The actual per share purchase price and the total number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of the Company’s common stock during the term of the ASR, less a discount and subject to certain adjustments. Final maturity of the ASR will occur no later than the end of 2014, and may occur earlier at the financial institution's discretion. If the total number of shares to be repurchased is less than the initial delivery, the Company may elect to settle in cash or shares (limited to an established maximum number of shares); and if the total number of shares to be repurchased is greater than the initial delivery, the Company will receive shares in settlement.
During the six months ended June 30, 2014, the Company repurchased 19.0 million common shares for $651. In addition, the Company repurchased 3.9 million common shares, for $140, from July 1, 2014 to July 29, 2014. The warrants outstanding at June 30, 2014 were 11.6 million.
The declaration of a quarterly common stock dividend of $0.15 during the second quarter of 2014 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at June 30, 2014 was $9.451.
17. Restructuring and Other Costs
As a result of a strategic business realignment announced in 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 12 months. For related discussion of the Company's business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through June 30, 2014. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to June 30, 2014, and asset impairment and related charges, will be expensed as appropriate.
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
Restructuring costs and other costs of approximately $321, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs, including costs incurred to date, as of June 30, 2014 are as follows:

Property & Casualty Commercial	$9
Consumer Markets	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	70
Corporate	287
Total restructuring and other costs, pre-tax	$374

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Restructuring and Other Costs (continued)

Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Severance benefits and related costs	$3	$7	$6	$20
Professional fees	—	5	1	10
Asset impairment charges	5	7	21	7
Total restructuring and other costs	$8	$19	$28	$37
Restructuring and other costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mutual Funds	$—	$1	$—	$2
Talcott Resolution	—	(1)	—	—
Corporate	8	19	28	35
Total restructuring and other costs	$8	$19	$28	$37
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Six Months Ended June 30, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$22	$—	$—	$6	$28
Accruals/provisions	6	1	21	—	28
Payments/write-offs	(22)	(1)	(21)	(6)	(50)
Balance, end of period	$6	$—	$—	$—	$6

	Six Months Ended June 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	20	10	7	—	37
Payments/write-offs	(37)	(6)	—	—	(43)
Balance, end of period	$53	$4	$7	$—	$64

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component consist of the following:
Three months ended June 30, 2014

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$1,686	$(10)	$121	$108	$(1,246)	$659
OCI before reclassifications	582	4	35	17	13	651
Amounts reclassified from AOCI	(13)	(1)	(15)	(112)	(7)	(148)
Net OCI	569	3	20	(95)	6	503
Ending balance	$2,255	$(7)	$141	$13	$(1,240)	$1,162

Six months ended June 30, 2014

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	1,299	7	64	34	27	1,431
Amounts reclassified from AOCI	(31)	(2)	(31)	(112)	(14)	(190)
Net OCI	1,268	5	33	(78)	13	1,241
Ending balance	$2,255	$(7)	$141	$13	$(1,240)	$1,162
Reclassifications from AOCI for the three and six months ended June 30, 2014 consist of the following:

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended June 30, 2014	Six months ended June 30, 2014
Net Unrealized Gain on Securities
Available-for-sale securities	82	125	Net realized capital gains (losses)
	82	125	Total before tax
	29	44	Income tax expense
	$40	$50	Loss from discontinued operations, net of tax
	$13	$31	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$1	$3	Net realized capital gains (losses)
	1	3	Total before tax
	—	1	Income tax expense (benefit)
	$1	$2	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	$2	Net realized capital gains (losses)
Interest rate swaps	22	45	Net investment income
Foreign currency swaps	—	—	Net realized capital gains (losses)
	23	47	Total before tax
	8	16	Income tax expense
	$15	$31	Net income (loss)
Foreign Currency Translation Adjustments
Currency translation adjustments [3]	172	172	Net realized capital gains (losses)
	172	172	Total before tax
	60	60	Income tax expense
	$112	$112	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$(1)	$(3)	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	12	24	Insurance operating costs and other expenses
	11	21	Total before tax
	4	7	Income tax expense
	7	14	Net income (loss)
Total amounts reclassified from AOCI	$148	$190	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Three months ended June 30, 2013

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

Six months ended June 30, 2013

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI for the three and six months ended June 30, 2013 consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended June 30, 2013	Six months ended June 30, 2013
Net Unrealized Gain on Securities
Available-for-sale securities [1]	78	1,694	Net realized capital gains (losses)
	78	1,694	Total before tax
	27	593	Income tax expense
	(2)	(1)	Loss from discontinued operations, net of tax
	$53	$1,102	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$8	$21	Net realized capital gains (losses)
	8	21	Total before tax
	3	7	Income tax expense (benefit)
	$5	$14	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$7	$80	Net realized capital gains (losses)
Interest rate swaps	25	49	Net investment income
Foreign currency swaps	2	(1)	Net realized capital gains (losses)
	34	128	Total before tax
	12	45	Income tax expense
	$22	$83	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$1	$3	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(16)	(30)	Insurance operating costs and other expenses
	(15)	(27)	Total before tax
	(5)	(9)	Income tax expense
	(10)	(18)	Net income (loss)
Total amounts reclassified from AOCI	$70	$1,181	Net income (loss)

[1]	The six months ended June 30, 2013 includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The six months ended June 30, 2013 includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

[3]	The six months ended June 30, 2014 amount relates to the sale of the HLIKK variable and fixed annuity business.

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
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and has been in runoff since 2009. The Company's Japan business is included in the Talcott Resolution reporting segment.
On December 12, 2013, the Company completed the sale of HLIL, which comprised the Company's U.K. variable annuity business, to Columbia Insurance Company, a Berkshire Hathaway company. On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc.
For further discussion of these transactions, see Note 2 - Business Dispositions, Note 7 - Reinsurance and Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
The financial results in the Company’s mutual fund and variable annuity businesses depend largely on the amount of the contract holder or shareholder account value or assets under management on which it earns fees and the level of fees charged. Changes in account value or assets under management are driven by two main factors: net flows, and the market return of the funds, which is heavily influenced by the return realized in the equity markets. Net flows are comprised of deposits less surrenders, death benefits, policy charges and annuitizations of investment type contracts, such as variable annuity contracts. In the mutual fund business, net flows are known as net sales. Net sales are comprised of new sales less redemptions by mutual fund customers. The Company uses the average daily value of the S&P 500 Index as an indicator for evaluating market returns of the underlying account portfolios in the United States. Relative financial results of variable products are highly correlated to the growth in account values or assets under management since these products generally earn fee income on a daily basis. Equity market movements could also result in benefits for or charges against deferred acquisition costs.
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
For more information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2013 Form 10-K Annual Report.

Financial Highlights for the Three Months Ended June 30, 2014

•	Net loss of $467, or $1.00 per diluted share, compared with $190 net loss, or $0.39 per diluted share, in the comparable prior year period.

•
Completed the sale of the Japan annuity business on June 30, 2014 for cash proceeds of $963 resulting in an after-tax loss on disposition of $659 which is included in loss on discontinued operations of $617.

•	Share repurchases totaled $352, or approximately 10.2 million common shares, in the quarter.

•	Book value per diluted common share excluding AOCI decreased to $39.21, from $40.17 as of the prior quarter end largely as a result of the loss on disposition.

•	Net investment income decreased 9% to $768 compared with the comparable prior year period.

•
A decline in interest rates and credit spreads tightening in the quarter reduced the annualized investment yield after-tax to 3% while increasing after-tax net unrealized gains in the investment portfolio by $569 in the quarter.

•	Property and Casualty written premiums increased 3% over the comparable prior year period, comprised of 2% growth in P&C Commercial and 4% in Consumer Markets.

•	Property and Casualty combined ratio, before catastrophes and prior year development, improved 0.9 points to 90.9 from 91.8 in the comparable prior year period.

•	Catastrophe losses of $196, before tax, increased from catastrophe losses of $186, before tax, in the comparable prior year period.

•	Unfavorable prior year development totaled $249, before tax, including $239 for asbestos and environmental reserve strengthening in the quarter.

•	Group Benefits after-tax margin, excluding buyouts and realized capital gains (losses), increased to 6% in the quarter.

•	Talcott Resolution after-tax income from continuing operations was $113 in the quarter.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Earned premiums	$3,319	$3,294	1%	$6,621	$6,547	1%
Fee income	502	513	(2%)	998	1,023	(2%)
Net investment income	768	841	(9%)	1,592	1,666	(4%)
Net realized capital gains (losses) [1]	(4)	21	(119%)	(39)	1,665	(102%)
Other revenues	31	65	(52%)	56	133	(58%)
Total revenues	4,616	4,734	(2%)	9,228	11,034	(16%)
Benefits, losses and loss adjustment expenses	3,023	2,922	3%	5,599	5,581	—%
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	372	391	(5%)	768	820	(6%)
Insurance operating costs and other expenses	977	1,084	(10%)	1,913	2,096	(9%)
Loss on extinguishment of debt	—	—	NM	—	213	(100%)
Reinsurance loss on dispositions, including reduction in goodwill of $156 for the six months ended June 30, 2013	—	—	NM	—	1,574	(100%)
Interest expense	94	100	(6%)	189	207	(9%)
Total benefits, losses and expenses	4,466	4,497	(1%)	8,469	10,491	(19%)
Income from continuing operations before income taxes	150	237	(37%)	759	543	40%
Income tax expense	—	4	(100%)	143	67	113%
Income from continuing operations, net of tax	150	233	(36%)	616	476	29%
Loss from discontinued operations, net of tax	(617)	(423)	46%	(588)	(907)	(35%)
Net income (loss)	$(467)	$(190)	146%	$28	$(431)	(106%)

[1]	Includes net realized gains (losses) on business dispositions of $1,575 for the six months ended June 30, 2013.
Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Net loss, compared to the prior year period, increased for the three months ended June 30, 2014 primarily due to the following:

•
An increase in the loss from discontinued operations to $617, net of tax, compared to $423, net of tax, for the prior year period, primarily due to the realized capital loss of $659 on the sale of the Japan annuity business in June 2014. The loss from discontinued operations in 2013 includes the realized capital loss of $102 on the sale of HLIL as well as losses from the operations of the Japan and U.K. annuity businesses. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions and Note 14 - Discontinued Operations of Condensed Consolidated Financial Statements.

•
Net investment income of $768, before tax, for the three months ended June 30, 2014, decreased compared to the $841, before tax, for the prior year period. The decrease in investment income is primarily due to lower income from fixed maturities and limited partnerships. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
Prior accident year reserve strengthening of $249, before tax, for the three months ended June 30, 2014, compared to reserve strengthening of $146, before tax, for the prior year period. Reserve strengthenings in 2014 were primarily related to an increase in reserves for asbestos and environmental claims, principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. Reserve strengthenings in 2013 were primarily related to an increase in net asbestos reserves due to higher claim frequency and severity. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
An improvement in current accident year underwriting results before catastrophes in Property & Casualty Commercial Markets and an increase in after-tax margins in Group Benefits partially offset the net loss. Commercial Markets' current accident year underwriting results before catastrophes improved $32 before tax due primarily to improved results in Small Commercial and Specialty Commercial. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

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

Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Net income for the six months ended June 30, 2014 was an improvement over a net loss in the prior year period primarily due to the following:

•
A decrease in the loss from discontinued operations to $588, net of tax, compared to $907, net of tax, for the prior year period, primarily due to the write-off of Japan DAC in 2013 and lower operating losses on Japan operations due to a decrease in hedging losses. The loss from discontinued operations in 2013 included the realized capital loss on the sale of HLIL.

•
A $1,575 before tax realized capital gain in 2013 on the disposition of the Individual Life business and a $1,574 before tax reinsurance loss in 2013 consisting of a reduction in goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business and losses from the operations of the Retirement Plans and Individual Life businesses sold in the first quarter of 2013. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions of Condensed Consolidated Financial Statements.

•
A loss on extinguishment of debt of $213, before tax, for the six months ended June 30, 2013 related to the repurchase of approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transaction.

•
A $128 before tax improvement in current accident year underwriting results before catastrophes in Property & Casualty. Contributing to the improvement in underwriting results is an increase in earned premiums of 2% or $96, before tax, for the six months ended June 30, 2014, compared to the prior year period, reflecting written premium growth of 2% in P&C Commercial and 5% in Consumer Markets. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Current accident year catastrophe losses of $282, before tax, for the six months ended June 30, 2014, compared to $218, before tax, for the prior year period. The increase in current accident year catastrophe losses was primarily due to an increase in winter storm frequency and severity across various U.S. geographic regions and an increase in the severity of thunderstorm and hail events, partially offset by a decrease in the number and severity of tornadoes.

•
Prior accident year reserve strengthening of $209, before tax, for the six months ended June 30, 2014, compared to reserve strengthening of $160, before tax, for the prior year period. Reserve strengthenings in 2014 were primarily related to an increase in reserves for asbestos and environmental claims, principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. Reserve strengthenings in 2013 were primarily related increased net asbestos reserves due to higher claim frequency and severity.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the six months ended June 30, 2014 increased by $76 from an income tax expense of $67 in the prior year period, primarily due to the $216, before tax, increase in income from continuing operations. The income tax expense in 2014 and 2013 includes separate account DRD benefits of $53 and $65, respectively.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended June 30,			Six Months Ended June 30,
Net income (loss) by segment	2014	2013	Increase (Decrease) From 2013 to 2014	2014	2013	Increase (Decrease) From 2012 to 2013
Property & Casualty Commercial	$199	$192	$7	$441	$445	$(4)
Consumer Markets	(30)	15	(45)	69	92	(23)
Property & Casualty Other Operations	(144)	(71)	(73)	(122)	(50)	(72)
Group Benefits	55	61	(6)	106	103	3
Mutual Funds	21	20	1	42	38	4
Talcott Resolution	(504)	(332)	(172)	(359)	(626)	267
Corporate	(64)	(75)	11	(149)	(433)	284
Net income (loss)	$(467)	$(190)	$(277)	$28	$(431)	$459

Investment Results
Composition of Invested Assets

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$60,246	79.1%	$62,357	79.2%
Fixed maturities, at fair value using the fair value option ("FVO")	410	0.5%	844	1.1%
Equity securities, AFS, at fair value	823	1.1%	868	1.1%
Mortgage loans	5,586	7.3%	5,598	7.1%
Policy loans, at outstanding balance	1,420	1.9%	1,420	1.8%
Limited partnerships and other alternative investments	2,902	3.8%	3,040	3.9%
Other investments [1]	329	0.4%	521	0.7%
Short-term investments	4,511	5.9%	4,008	5.1%
Total investments excluding equity securities, trading	76,227	100%	78,656	100%
Equity securities, trading, at fair value [2]	12		19,745
Total investments	$76,239		$98,401

[1]	Primarily relates to derivative instruments.

[2]
As of December 31, 2013, approximately $19.7 billion of equity securities, trading, supported Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of December 31, 2013, Japan equity 22%, Japan fixed income (primarily government securities) 15%, global equity 22%, global government bonds 40%, and cash and other 1%.

Total investments decreased since December 31, 2013, primarily due to decreases in equity securities, trading and fixed maturities, AFS. The decrease in equity securities, trading and fixed maturities, AFS was primarily due to the sale of HLIKK, a former indirect wholly-owned subsidiary. For further discussion on the sale, see the Sale of Business section in Note 2 - Business Dispositions, of Notes to Condensed Consolidated Financial Statements. The decreases were partially offset by an increase in the fair value of fixed maturities due to a decrease in interest rates and tighter credit spreads.

Net Investment Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$601	4.2%	$645	4.3%	$1,217	4.2%	$1,296	4.3%
Equity securities, AFS	7	3.5%	8	4.2%	14	3.4%	14	3.6%
Mortgage loans	66	4.7%	62	4.8%	132	4.7%	126	4.9%
Policy loans	19	5.3%	22	6.2%	39	5.5%	42	6.0%
Limited partnerships and other alternative investments	53	7.4%	95	12.6%	150	10.3%	161	10.7%
Other [3]	48		37		91		83
Investment expense	(26)		(28)		(51)		(56)
Total securities AFS and other	768	4.3%	841	4.6%	1,592	4.4%	1,666	4.5%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$715	4.1%	$746	4.2%	$1,442	4.2%	$1,505	4.3%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral and derivatives book value. Yield calculations for each period exclude assets associated with the dispositions of HLIKK, the Retirement Plans and Individual Life businesses, and the Hartford Life International Limited business, as applicable.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Total net investment income decreased primarily due to lower income from fixed maturities and limited partnerships. The decrease in income related to fixed maturities is a result of a decline in assets levels, primarily in Talcott Resolution, and lower income from repurchase agreements. The decrease in partnership income is primarily related to hedge fund investments, which were impacted by lower returns within certain sectors of the equity market.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.2% for the six months ended June 30, 2014 versus 4.3% for the comparable period in 2013. The decline was primarily attributable to lower income from repurchase agreements. Refer to Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further discussion of repurchase agreements. The average reinvestment rate, excluding certain treasury securities, for six months ended June 30, 2014, was approximately 3.9% which was slightly below the average yield of sales and maturities for the same period. Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2014, to remain relatively consistent with the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(Before-tax)	2014	2013	2014	2013
Gross gains on sales	$122	$207	$305	$1,916
Gross losses on sales	(33)	(117)	(162)	(189)
Net OTTI losses recognized in earnings	(7)	(12)	(29)	(33)
Valuation allowances on mortgage loans	(3)	—	(3)	—
Periodic net coupon settlements on credit derivatives	2	—	1	(4)
Results of variable annuity hedge program
GMWB derivatives, net	(6)	(31)	9	16
Macro hedge program	(15)	(47)	(25)	(132)
Total results of variable annuity hedge program	(21)	(78)	(16)	(116)
Other, net [1]	(64)	21	(135)	91
Net realized capital gains (losses)	$(4)	$21	$(39)	$1,665

[1]	Primarily consists of changes in value of non-qualifying derivatives, including interest rate derivatives used to manage duration, and the Japan 3Win fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains on sales for the three and six months ended June 30, 2014 were primarily due to gains on the sale of corporate securities, CMBS, RMBS, and municipal securities. Gross losses on sales for the three and six months ended June 30, 2014 were due to emerging market securities, primarily within the foreign government and corporate sectors. The sales were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
•   Gross gains for three months ended June 30, 2013 were primarily due to gains on the sale of U.S. government agencies, industrial corporate, RMBS, and ABS. Gross losses on sales for the three months ended June 30, 2013 were the result of losses on sales of RMBS and U.S. treasury securities due to rising interest rates. The sales were primarily as a result of normal portfolio and duration management. Gross gains and losses on sales for the six months ended June 30, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion.
Net OTTI losses
•      See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program

•
For the three and six months ended June 30, 2014 the loss on the macro hedge program was primarily due to losses of $10 and $15, respectively, driven by an improvement in domestic equity markets, and losses of $7 and $16, respectively, driven by decreased equity volatility.

•
For the three months ended June 30, 2013 the net loss related to the combined GMWB derivatives, net, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by losses of $39 resulting from an increase in interest rates, and losses of $38 resulting from an increase in fees for selected GMWB riders, partially offset by gains of $57 driven by favorable policyholder behavior. For the six months ended June 30, 2013 the net gain related to the combined GMWB derivatives, net, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $103 resulting from favorable policyholder behavior, partially offset by losses of $42 from an increase in interest rates, and losses of $39 resulting from an increase in fees for selected GMWB riders.

•
For the three and six months ended June 30, 2013 the loss on the macro hedge program was primarily due to losses of $23 and $78, respectively, related to an improvement in domestic equity markets, and losses of $33 and $42, respectively, due to an increase in interest rates.

Other, net
•      Other, net loss for the three and six months ended June 30, 2014 was primarily due to losses of $88 and $144, respectively, on interest rate derivatives largely used to manage duration due to a decline in U.S. interest rates.
•      Other, net gain for the three months ended June 30, 2013 was primarily due to gains of $49 related to modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, driven by a decline in interest rates. These gains were partially offset by losses of $17 on interest derivatives driven by a decline in interest rates.

•
Other, net gain for the six months ended June 30, 2013 was primarily due to gains of $71 on interest derivatives primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 of Notes to Condensed Consolidated Financial Statements. Additional gains of $54 were due to modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, driven by a decline in interest rates. These gains were partially offset by losses of $27 related to equity futures and options used to hedge equity market risk in the investment portfolio, driven by an increase in equity markets during the hedged period.

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
Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended June 30, 2014 follows:

Six Months Ended June 30, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,868	1,219	—	3,087
Current accident year catastrophes [3]	95	187	—	282
Prior accident years	5	(37)	241	209
Total provision for unpaid losses and loss adjustment expenses	1,968	1,369	241	3,578
Less: Payments	1,839	1,320	185	3,344
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,980	1,900	3,030	18,910
Reinsurance and other recoverables	2,512	13	606	3,131
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,492	$1,913	$3,636	$22,041
Earned premiums	$3,100	$1,874
Loss and loss expense paid ratio [1]	59.3	70.4
Loss and loss expense incurred ratio	63.5	73.1
Prior accident years development (pts) [2]	0.2	(2.0)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2014
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Wind and Hail [1]	$38	$159	$197
Winter Storms [1]	54	17	71
Tornadoes	3	11	14
Total	$95	$187	$282
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2014
Included within prior accident years development for the three and six months ended June 30, 2014 were the following reserve strengthenings (releases):

Three Months Ended June 30, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$9	$—	$—	$9
Homeowners	—	3	—	3
Professional and general liability	(11)	—	—	(11)
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	27	27
Workers’ compensation	5	—	—	5
Change in workers’ compensation discount, including accretion	7	—	—	7
Catastrophes	(6)	(5)	—	(11)
Other reserve re-estimates, net	8	(1)	1	8
Total prior accident years development	$12	$(3)	$240	$249

Six Months Ended June 30, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$14	$—	$—	$14
Homeowners	—	(10)	—	(10)
Professional and general liability	(19)	—	—	(19)
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	27	27
Workers’ compensation	5	—	—	5
Change in workers’ compensation discount, including accretion	15	—	—	15
Catastrophes	(18)	(26)	—	(44)
Other reserve re-estimates, net	8	(1)	2	9
Total prior accident years development	$5	$(37)	$241	$209
During the three and six months ended June 30, 2014, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability due to an increased frequency of severe claims spread across several accident years.

•	Homeowners reserves emerged favorably in the six-month period for accident year 2013, primarily related to favorable development on fire and water-related claims.

•	Released reserves in professional liability for accident years 2013, 2012 and 2010 due to lower frequency of reported claims.

•	Released reserves primarily for accident year 2013 catastrophes as fourth quarter catastrophes have developed favorably.

•	Refer to the Property & Casualty Other Operations Claims section for discussion on the increase to net asbestos and net environmental reserves.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the six months ended June 30, 2013 follows:

Six Months Ended June 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	1,934	1,153	—	3,087
Current accident year catastrophes [3]	50	168	—	218
Prior accident years	45	(28)	143	160
Total provision for unpaid losses and loss adjustment expenses	2,029	1,293	143	3,465
Less: Payments	1,975	1,341	166	3,482
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,709	1,862	3,101	18,672
Reinsurance and other recoverables	2,422	13	607	3,042
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,131	$1,875	$3,708	$21,714
Earned premiums	$3,074	$1,804
Loss and loss expense paid ratio [1]	64.2	74.3
Loss and loss expense incurred ratio	66.0	71.7
Prior accident years development (pts) [2]	1.5	(1.6)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Six Months Ended June 30, 2013
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Wind and Hail [1]	$31	$92	$123
Tornadoes [1]	12	45	57
Winter Storms [1]	5	17	22
Fire	2	14	16
Total	$50	$168	$218
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2013
Included within prior accident years development for the three and six months ended June 30, 2013 were the following reserve strengthenings (releases):

Three Months Ended June 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$40	$2	$—	$42
Homeowners	—	(2)	—	(2)
Professional and general liability	(40)	—	—	(40)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	10	10
Workers’ compensation	1	—	—	1
Workers’ compensation - NY 25a Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	7	—	—	7
Catastrophes	(9)	(31)	—	(40)
Uncollectible reinsurance	(25)	—	—	(25)
Other reserve re-estimates, net	(17)	(1)	1	(17)
Total prior accident years development	$37	$(32)	$141	$146

Six Months Ended June 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$55	$2	$—	$57
Homeowners	—	(10)	—	(10)
Professional and general liability	(58)	—	—	(58)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	11	11
Workers’ compensation	19	—	—	19
Workers’ compensation - NY 25a Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	15	—	—	15
Catastrophes	(9)	(29)	—	(38)
Uncollectible reinsurance	(25)	—	—	(25)
Other reserve re-estimates, net	(32)	9	2	(21)
Total prior accident years development	$45	$(28)	$143	$160
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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three and six months ended June 30, 2014.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended June 30, 2014	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,647		$263	$945	$2,855
Losses and loss adjustment expenses incurred	212		27	1	240
Less : losses and loss adjustment expenses paid	39		12	14	65
Ending liability – net [2][3]	$1,820	[4]	$278	$932	$3,030

Six Months Ended June 30, 2014	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	212		27	2	241
Less: losses and loss adjustment expenses paid	106		19	60	185
Ending liability – net [2][3]	$1,820	[4]	$278	$932	$3,030

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $14 and $6, respectively, as of June 30, 2014. Total net losses and loss adjustment expenses incurred for the three and six months ended June 30, 2014 includes $1 and $5, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and six months ended June 30, 2014 includes $5 and $8, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,334 and $308.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $209 and $193, respectively, resulting in a one year net survival ratio of 8.8 and a three year net survival ratio of 9.5. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three and six months ended June 30, 2014, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended June 30, 2014	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$56	$206	$17	$20
Assumed Reinsurance	16	70	5	—
London Market	4	28	1	7
Total	76	304	23	27
Ceded	(37)	(92)	(11)	—
Net	$39	$212	$12	$27

Six Months Ended June 30, 2014	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$113	$206	$21	$20
Assumed Reinsurance	27	70	5	—
London Market	9	28	4	7
Total	149	304	30	27
Ceded	(43)	(92)	(11)	—
Net	$106	$212	$19	$27

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and six months ended June 30, 2014 includes $2 and $8, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and six months ended June 30, 2014 includes $6 and $11, respectively, related to asbestos and environmental claims.

During the second quarter of 2014, the Company completed its annual ground-up asbestos reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. Based on this evaluation, the Company increased its net asbestos reserves by $212.  The Company found that estimates for certain direct accounts increased, principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation.  The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven by a variety of account-specific factors, including those experienced by the direct policyholders. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
During the second quarter of 2014, the Company completed its annual ground-up environmental reserve evaluation. As part of this evaluation, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. Based on this evaluation, the Company increased its net environmental reserves by $27. The Company found estimates for certain individual account exposures increased based upon unfavorable litigation results and increased clean-up and expense costs. The Company currently expects to continue to perform a ground-up evaluation of its environmental liabilities annually and regularly evaluate the Company's historical direct net loss and expense paid and reported experience, and net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company's coverage obligations for all its PPG asbestos liabilities. The agreement is contingent on the fulfillment of certain conditions. Major Asbestos Defendants gross asbestos reserves account for approximately 25% of the Company's total Direct gross asbestos reserves as of June 30, 2014.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represent 1,115 accounts and contain approximately 49% of the Company's total Direct gross asbestos reserves as of June 30, 2014.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

The following table displays gross asbestos and environmental reserves by category as of June 30, 2014.

Summary of Gross A&E Reserves

	Asbestos [1]	Environmental [2]	Total A&E
Gross
Direct	$1,728	$229	$1,957
Assumed Reinsurance	334	28	362
London Market	272	51	323
Total	2,334	308	2,642
Ceded	(500)	(24)	(524)
Net	$1,834	$284	$2,118
[1] The one year gross paid amount for total asbestos claims is $292, resulting in a one year gross survival ratio of 8.0. The three year average gross paid amount for total asbestos claims is $255, resulting in a three year gross survival ratio of 9.1.
[2] The one year gross paid amount for total environmental claims is $61, resulting in a one year gross survival ratio of 5.0. The three year average gross paid amount for total environmental claims is $54, resulting in a three year gross survival ratio of 5.7.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of June 30, 2014 of $2.1 billion ($1.83 billion and $284 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.7 billion to $2.5 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2013 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
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
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of June 30, 2014	As of December 31, 2013
DAC [1]	$1,400	$1,552
SIA [1]	$142	$149
URR	$47	$50
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$331	$565

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

Unlocks
The (charge) benefit to net income (loss) by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
DAC	$16	$(17)	$28	$(34)
SIA	5	(3)	6	(7)
URR	(2)	1	(2)	3
Death and Other Insurance Benefit Reserves	5	6	11	29
Total (before tax)	$24	$(13)	$43	$(9)
Income tax effect	9	(4)	16	(3)
Total (after-tax)	$15	$(9)	$27	$(6)
The Unlock benefit, after-tax, for the three and six months ended June 30, 2014, was primarily due to actual separate account returns being above our aggregated estimated returns during the period, offset partially by DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program. The Unlock charge, for the three months ended June 30, 2013, was primarily due to DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program. The Unlock charge, after-tax, for the six months ended June 30, 2013, was primarily due to DAC write-offs associated with surrenders from the U.S. Annuity Enhanced Surrender Value program partially offset by actual separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 38% as of June 30, 2014. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.

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
The carrying value of goodwill is $498 as of June 30, 2014 and December 31, 2013.

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and six months ended June 30, 2014 and 2013. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2013 Form 10-K Annual Report.
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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, core earnings excluding buyouts and realized gains (losses) for the three and six months ended June 30, 2014 and 2013 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S.GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three and six months ended June 30, 2014 and 2013 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

Core Earnings
Core earnings, a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, discontinued operations, loss on extinguishment of debt, gains and losses on business disposition transactions, certain restructuring charges and the impact of Unlocks to DAC, SIA, URR and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
A reconciliation of net income (loss) to core earnings is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(467)	$(190)	$28	$(431)
Less: Unlock benefit (charge), after-tax	15	(9)	27	(6)
Less: Restructuring and other costs, after-tax	(5)	(12)	(18)	(24)
Less: Loss from discontinued operations, after-tax	(617)	(423)	(588)	(907)
Less: Loss on extinguishment of debt, after-tax	—	—	—	(138)
Less: Net reinsurance loss on dispositions, after-tax	—	1	—	(24)
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings [1]	(4)	22	(38)	47
Core earnings	$144	$231	$645	$621

[1]
Excludes net realized gain on dispositions of $1.0 billion, after-tax, for the six months ended June 30, 2013 relating to the sales of the Retirement Plans and Individual Life businesses which are included in net reinsurance loss on dispositions, after-tax.

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
Policies in force
Policies in force represent the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Consumer Markets and standard commercial lines within Property & Casualty Commercial and is affected by both new business growth and policy count retention.
Policy count retention
Policy count retention represents the ratio of the number of policies renewed during the period divided by the number of policies available to renew. The number of policies available to renew represents the number of policies, net of any cancellations, written in the previous policy term. Policy count retention is affected by a number of factors, including the percentage of renewal policy quotes accepted and decisions by the Company to non-renew policies because of specific policy underwriting concerns or because of a decision to reduce premium writings in certain classes of business or states. Policy count retention is also affected by advertising and rate actions taken by competitors.
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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the three and six months ended June 30, 2014 and 2013 is set forth in the ROA section within MD&A - Mutual Funds.
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

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2014	2013	Change	2014	2013	Change
Written premiums	$1,571	$1,533	2%	$3,240	$3,178	2%
Change in unearned premium reserve	12	(12)	NM	140	104	35%
Earned premiums	1,559	1,545	1%	3,100	3,074	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	934	966	(3%)	1,868	1,934	(3%)
Current accident year catastrophes	35	44	(20%)	95	50	90%
Prior accident years	12	37	(68%)	5	45	(89%)
Total losses and loss adjustment expenses	981	1,047	(6%)	1,968	2,029	(3%)
Amortization of DAC	230	226	2%	456	453	1%
Underwriting expenses	254	243	5%	442	468	(6%)
Dividends to policyholders	3	4	(25%)	7	8	(13%)
Underwriting gain	91	25	NM	227	116	96%
Net servicing income [1]	6	7	(14%)	9	13	(31%)
Net investment income	230	262	(12%)	486	502	(3%)
Net realized capital gains (losses)	(24)	(7)	NM	(56)	36	NM
Other expenses	(27)	(30)	10%	(58)	(58)	—%
Income before income taxes	276	257	7%	608	609	—%
Income tax expense	77	63	22%	167	162	3%
Income from continuing operations, net of tax	199	194	3%	441	447	(1%)
Loss from discontinued operations, net of tax	—	(2)	100%	—	(2)	100%
Net income	$199	$192	4%	$441	$445	(1%)

[1]	Includes servicing revenues of $31 and $29 for the three months ended June 31, 2014 and 2013 and $56 and $59 for the six months ended June 31, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures [1]	2014	2013	2014	2013
New business premium	$279	$278	$547	$544
Standard commercial lines policy count retention	83%	80%	83%	81%
Standard commercial lines renewal written pricing increase	6%	7%	6%	7%
Standard commercial lines renewal earned pricing increase	7%	8%	7%	8%
Standard commercial lines policies in-force as of end of period (in thousands)			1,260	1,255

[1]	Standard commercial lines consists of small commercial and middle market.

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2014	2013	Change	2014	2013	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.9	62.5	2.6	60.3	62.9	2.6
Current accident year catastrophes	2.2	2.8	0.6	3.1	1.6	(1.5)
Prior year development	0.8	2.4	1.6	0.2	1.5	1.3
Total loss and loss adjustment expense ratio	62.9	67.8	4.9	63.5	66.0	2.5
Expense ratio	31.0	30.4	(0.6)	29.0	30.0	1.0
Policyholder dividend ratio	0.2	0.3	0.1	0.2	0.3	0.1
Combined ratio	94.2	98.4	4.2	92.7	96.2	3.5
Current accident year catastrophes and prior year development	3.0	5.2	2.2	3.3	3.1	(0.2)
Combined ratio before catastrophes and prior year development	91.1	93.1	2.0	89.5	93.1	3.6

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Overview
Net income for the three months ended June 30, 2014, as compared to the prior year period, increased primarily due to a higher underwriting gain, including a decrease in current accident year catastrophes and a decrease in unfavorable prior accident year development, partially offset by a reduction in net investment income and an increase in net realized capital losses.
Net income for the six months ended June 30, 2014, as compared to the prior year period, decreased primarily due to a change to net realized capital losses, an increase in current accident year catastrophes and a decrease in net investment income, partially offset by an increase in current accident year underwriting results before catastrophes and a reduction in unfavorable prior accident year development. Favorable underwriting expenses, compared to the prior year period, reflect a reduction of $49, before tax, in the Company's estimated liability for NY State Workers' Compensation Board assessments.
Revenues - Earned and Written Premiums
Earned premiums for the three and six months ended June 30, 2014, as compared to the prior year periods, increased reflecting written premium growth over the preceding twelve months.
Written premiums, compared to the prior year period, increased for the three months ended June 30, 2014 in small commercial and middle market, partially offset by a decrease in premiums in specialty commercial. Written premium increases in small commercial were driven primarily by higher renewal premium and new business growth in all lines, particularly workers' compensation. Written premium increases in middle market were driven primarily by higher renewal premium in property, general liability and auto. Written premium decreases in specialty commercial were primarily the result of continued underwriting actions to reposition the business and exit unprofitable programs, partially offset by growth in national accounts. Written premiums, compared to the prior year period, increased for the six months ended June 30, 2014 in small commercial and middle market, partially offset by a decrease in premiums in specialty commercial.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2014, as compared to the prior year period, decreased reflecting lower current accident year losses before catastrophes in specialty commercial and small commercial, a decrease in unfavorable prior accident year development, and a decrease in current accident year catastrophes. Losses and loss adjustment expenses for the six months ended June 30, 2014, as compared to the prior year period, decreased reflecting lower current accident year losses before catastrophes in all three lines of business and a decrease in unfavorable prior accident year development, partially offset by an increase in current accident year catastrophes.

•
Favorable current accident year losses and loss adjustment expense ratios before catastrophes for the three months ended June 30, 2014, as compared to the prior year period, were primarily driven by lower loss and loss adjustment expense ratios in workers’ compensation due to favorable frequency and severity trends. The current accident year loss and loss adjustment expense ratio before catastrophes decreased accordingly by 2.6 points to 59.9 in 2014 from 62.5 in 2013.

Favorable current accident year losses and loss adjustment expense ratios before catastrophes for the six months ended June 30, 2014, as compared to the prior year period, were primarily driven by lower loss and loss adjustment expense ratios in workers’ compensation. The current accident year loss and loss adjustment expense ratio before catastrophes decreased accordingly by 2.6 points to 60.3 in 2014 from 62.9 in 2013.

•
Current accident year catastrophe losses of $35, before tax, for the three months ended June 30, 2014, compared to $44, before tax, for the three months ended June 30, 2013. Decreased losses for the three months ended June 30, 2014, as compared to the prior year period, were primarily due to a reduction in tornado activity across various U.S. geographic regions.

Current accident year catastrophe losses of $95, before tax, for the six months ended June 30, 2014, compared to $50, before tax, for the six months ended June 30, 2013. Increased losses for the six months ended June 30, 2014 were primarily due to unfavorable winter storm frequency and severity across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident year reserve strengthening of $12, before tax, for the three months ended June 30, 2014, compared to reserve strengthening of $37, before tax, for the three months ended June 30, 2013. Development for the three months ended June 30, 2014 was primarily due to reserve strengthening related to auto liability, as well as workers' compensation discount accretion, partially offset by reductions in reserves for professional and general liability and prior year catastrophes. Development for the three months ended June 30, 2013 was primarily due to reserve strengthening related to workers' compensation and auto liability, partially offset by reserve releases related to professional and general liability and uncollectible reinsurance.

Prior accident year reserve strengthening of $5, before tax, for the six months ended June 30, 2014, compared to reserve strengthening of $45, before tax, for the six months ended June 30, 2013. Development for the six months ended June 30, 2014 was primarily due to workers' compensation discount accretion, as well as a reserve strengthening related to auto liability, partially offset by reserve releases related to professional and general liability and prior year catastrophes. Development for the six months ended June 30, 2013 was primarily due to reserve strengthening related to workers' compensation and auto liability, partially offset by reserve releases related to professional and general liability and uncollectible reinsurance. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Underwriting Ratios
The combined ratio, before catastrophes and prior year development, improved 2.0 points to 91.1 for the three months ended June 30, 2014 from 93.1 for the three months ended June 30, 2013. The improvement primarily reflected a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes. The combined ratio, before catastrophes and prior year development, improved 3.6 points to 89.5 for the six months ended June 30, 2014 from 93.1 for the six months ended June 30, 2013. The improvement primarily reflected a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes and the expense ratio (including a 1.6 points favorable impact related to a reduction in NY State Workers' Compensation Board assessments).
Investment Results
Investment income decreased by $32 and $16 for the three and six months ended June 30, 2014, as compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2014	2013	Change	2014	2013	Change
Written premiums	$1,003	$967	4%	$1,930	$1,845	5%
Change in unearned premium reserve	57	59	(3%)	56	41	37%
Earned premiums	946	908	4%	1,874	1,804	4%
Losses and loss adjustment expenses
Current accident year before catastrophes	629	585	8%	1,219	1,153	6%
Current accident year catastrophes	161	142	13%	187	168	11%
Prior accident years	(3)	(32)	(91%)	(37)	(28)	32%
Total losses and loss adjustment expenses	787	695	13%	1,369	1,293	6%
Amortization of DAC	86	83	4%	171	166	3%
Underwriting expenses	133	139	(4%)	269	282	(5%)
Underwriting gain (loss)	(60)	(9)	NM	65	63	3%
Net servicing income [1]	—	6	(100%)	—	15	(100%)
Net investment income	31	39	(21%)	66	76	(13%)
Net realized capital gains (losses)	(3)	(3)	—%	(8)	4	NM
Other expenses	(18)	(16)	13%	(26)	(28)	(7%)
Income (loss) before income taxes	(50)	17	NM	97	130	(25)%
Income tax expense (benefit)	(20)	2	NM	28	38	(26)%
Net income (loss)	$(30)	$15	NM	$69	$92	(25)%
 [1] Includes servicing revenues of $37 and $75, respectively, for three and six months ended June 30, 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
Written Premiums	2014	2013	Change	2014	2013	Change
Product Line
Automobile	680	657	4%	1,340	1,286	4%
Homeowners	323	310	4%	590	559	6%
Total	1,003	967	4%	1,930	1,845	5%
Earned Premiums
Product Line
Automobile	650	626	4%	1,286	1,245	3%
Homeowners	296	282	5%	588	559	5%
Total	946	908	4%	1,874	1,804	4%

	Three Months Ended June 30,		Six Months Ended June 30,
Premium Measures	2014	2013	2014	2013
Policies in-force end of period (in thousands)
Automobile			2,041	2,020
Homeowners			1,325	1,322
New business written premium
Automobile	$103	$93	$207	$180
Homeowners	$35	$34	$67	$64
Policy count retention
Automobile	86%	86%	86%	86%
Homeowners	87%	87%	87%	87%
Renewal written pricing increase
Automobile	5%	5%	5%	5%
Homeowners	8%	7%	8%	6%
Renewal earned pricing increase
Automobile	5%	5%	5%	5%
Homeowners	8%	6%	7%	6%

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Ratios	2014	2013	Change	2014	2013	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.5	64.4	(2.1)	65.0	63.9	(1.1)
Current accident year catastrophes	17.0	15.6	(1.4)	10.0	9.3	(0.7)
Prior year development	(0.3)	(3.5)	(3.2)	(2.0)	(1.6)	0.4
Total loss and loss adjustment expense ratio	83.2	76.5	(6.7)	73.1	71.7	(1.4)
Expense ratio	23.2	24.4	1.2	23.5	24.8	1.3
Combined ratio	106.3	101.0	(5.3)	96.5	96.5	—
Current accident year catastrophes and prior year development	16.7	12.1	(4.6)	8.0	7.7	(0.3)
Combined ratio before catastrophes and prior year development	89.6	88.9	(0.7)	88.5	88.7	0.2

	Three Months Ended June 30,			Six Months Ended June 30,
Product Combined Ratios	2014	2013	Change	2014	2013	Change
Automobile	98.7	94.6	(4.1)	95.1	95.3	0.2
Homeowners	123.8	115.0	(8.8)	99.8	99.0	(0.8)

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Overview
Net income (loss), decreased to a net loss for the three months ended June 30, 2014 primarily due to increased underwriting losses driven by higher current accident year catastrophes and lower favorable prior year development. For the six months ended June 30, 2014, underwriting results were nearly flat with the comparable prior year period. Increases in non-catastrophe related losses, primarily due to weather in the first quarter, were almost entirely offset by earned premium growth and lower underwriting expenses.
Revenues - Earned and Written Premiums
Earned premiums increased for the three and six months ended June 30, 2014 reflecting new business written premium growth in auto primarily from AARP and Agency Auto and written and earned renewal pricing increases.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended June 30, 2014, as compared to the prior year period, reflects higher current accident year losses before catastrophes, higher current accident year catastrophes and decreased favorable prior accident years development. Losses and loss adjustment expenses for the six months ended June 30, 2014, as compared to the prior year period, reflects higher current accident year losses before catastrophes and higher current accident year catastrophes partially offset by increased favorable prior accident years development.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the three months ended June 30, 2014, compared to the prior year period, as a result of increased frequency in auto and homeowners related to hail activity and increased homeowners severity from large fire losses. The current accident year loss and loss adjustment expense ratio before catastrophes of 66.5 in 2014 increased 2.1 points from 64.4 in 2013.

Current accident year losses and loss adjustment expenses before catastrophes increased for the six months ended June 30, 2014, compared to the prior year period, as a result of the impact of higher homeowners and auto physical damage claims due to a harsh winter in the first quarter and increased hail frequency in the second quarter. The current accident year loss and loss adjustment expense ratio before catastrophes of 65.0 in 2014 increased 1.1 points from 63.9 in 2013.

•
Current accident year catastrophe losses of $161, before tax, for the three months ended June 30, 2014 compared to $142 for the prior year period. Losses for 2014 were primarily driven by multiple wind and hail events across various U.S. geographic regions. Losses for 2013 were primarily driven by multiple wind and hail events across various U.S. geographic regions and increased severity from tornadoes.

Current accident year catastrophe losses of $187, before tax, for the six months ended June 30, 2014 compared with $168 for the prior year period. Losses for 2014 and 2013 were primarily driven by multiple wind and hail events across various U.S. geographic regions partially offset by lower losses from tornadoes and winter storms . For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve release of $3, before tax, for the three months ended June 30, 2014 compared to a release of $32, before tax, for the prior year period. Reserve releases for 2013 were related to catastrophes primarily due to Storm Sandy.

Prior accident years reserve release of $37, before tax, for the six months ended June 30, 2014 compared to a release of $28, before tax, for the prior year period. Reserve releases for 2014 were primarily related to favorable development on accident year 2013 fire and water-related homeowners claims, and reserve releases related to fourth quarter 2013 catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, increased 0.7 points to 89.6 for the three months ended June 30, 2014. The increase primarily reflects an unfavorable increase in the current accident year loss and loss adjustment expense ratio before catastrophes due to increased losses related to hail storms and large fire losses partially offset by higher earned premiums. The combined ratio, before current accident year catastrophes and prior year development, slightly improved by 0.2 points to 88.5 for the six months ended June 30, 2014.
Investment Results
Investment income decreased by $8 and $10 for the three and six months ended June 30, 2014, as compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Summary	2014	2013	Change	2014	2013	Change
Losses and loss adjustment expenses [1]	240	141	70%	241	143	69%
Underwriting expenses	7	7	—%	14	14	—%
Underwriting loss	(247)	(148)	(67%)	(255)	(157)	(62%)
Net servicing expense	—	(1)	100%	—	(1)	100%
Net investment income	31	37	(16%)	66	72	(8%)
Net realized capital gains	2	3	(33%)	2	4	(50%)
Other income	2	—	NM	2	1	100%
Loss before income taxes	(212)	(109)	(94%)	(185)	(81)	(128%)
Income tax benefit	(68)	(38)	(79%)	(63)	(31)	(103%)
Net loss	$(144)	$(71)	(103%)	$(122)	$(50)	(144%)
[1] Consists of prior year loss reserve development.
Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Net loss increased for the three and six months ended June 30, 2014, as compared to the prior year periods, primarily due to strengthening of asbestos and environmental reserves. As part of its annual ground-up asbestos and environmental reserve evaluations in the second quarter of 2014, the Company strengthened the asbestos and environmental reserves by $212 and $27, before tax, respectively. In 2013, the Company strengthened its asbestos and environmental reserves by $130 and $10, before tax, respectively. Reserve strengthenings for the three months ended June 30, 2014 were primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. Reserve strengthenings for the three months ended June 30, 2013 were primarily related to an increase in net asbestos reserves due to higher claim frequency and severity.
For information on asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three months ended June 30,			Six months ended June 30,
Operating Summary	2014	2013	Change	2014	2013	Change
Premiums and other considerations [1]	$777	$838	(7)%	$1,576	$1,664	(5)%
Net investment income	95	100	(5)%	191	197	(3)%
Net realized capital gains	6	37	(84)%	14	55	(75)%
Total revenues	878	975	(10)%	1,781	1,916	(7)%
Benefits, losses and loss adjustment expenses	601	635	(5)%	1,198	1,274	(6)%
Amortization of deferred policy acquisition costs	7	8	(13)%	16	16	—%
Insurance operating costs and other expenses	195	248	(21)%	423	488	(13)%
Total benefits, losses and expenses	803	891	(10)%	1,637	1,778	(8)%
Income before income taxes	75	84	(11)%	144	138	4%
Income tax expense	20	23	(13)%	38	35	9%
Net income [1]	$55	$61	(10)%	$106	$103	3%

	Three months ended June 30,			Six months ended June 30,
Premiums and other considerations	2014	2013	Change	2014	2013	Change
Fully insured – ongoing premiums	$761	$822	(7)%	$1,537	$1,634	(6)%
Buyout premiums	—	1	(100)%	8	1	NM
Other	16	15	7%	31	29	7%
Total premiums and other considerations	777	838	(7)%	1,576	1,664	(5)%
Fully insured ongoing sales, excluding buyouts	45	103	(56)%	225	272	(17)%

	Three months ended June 30,			Six months ended June 30,
Ratios, excluding buyouts	2014	2013	Change	2014	2013	Change
Group disability loss ratio	83.9%	82.7%	(1.2)	83.1%	86.2%	3.1
Group life loss ratio	72.4%	70.8%	(1.6)	70.1%	69.4%	(0.7)
Total loss ratio	77.3%	75.7%	(1.6)	75.9%	76.5%	0.6
Loss ratio, excluding Association - Financial Institutions	77.5%	80.3%	2.8	77.6%	80.9%	3.3
Expense ratio	26.0%	30.6%	4.6	28.0%	30.3%	2.3
Expense ratio, excluding Association - Financial Institutions	25.8%	26.7%	0.9	26.6%	26.7%	0.1

	Three months ended June 30,			Six months ended June 30,
After-tax margin	2014	2013	Change	2014	2013	Change
After-tax margin (excluding buyouts)	6.3%	6.3%	—	6.0%	5.4%	0.6
Effect of net capital realized gains (losses), net of tax on after-tax margin	0.3%	2.4%	(2.1)	0.5%	1.8%	(1.3)
After-tax margin (excluding buyouts), excluding realized gains (losses)	6.0%	3.9%	2.1	5.5%	3.6%	1.9
[1] Group Benefits has a block of Association - Financial Institutions business that is subject to a profit sharing arrangement with third parties. The Association - Financial Institutions business represented $19 and $71 of premiums and other considerations and $0 and $1 of net income for the three months ended June 30, 2014 and 2013, respectively and $63 and $143 of premiums and other considerations and $2 and $1 of net income for the six months ended June 30, 2014 and 2013, respectively.

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Net income decreased for the three months ended June 30, 2014, as compared to the prior year period, due to lower premiums and other considerations and net realized capital gains partially offset by lower benefits, losses and loss adjustment expenses and insurance operating costs and other expenses. Net income improved slightly for the six months ended June 30, 2014, as compared to the prior year period, primarily due to lower benefits, losses and loss adjustment expenses and insurance operating costs and other expenses partially offset by lower premiums and other considerations and net realized capital gains.
Premiums and other considerations decreased for the three and six months ended June 30, 2014, compared to the prior year periods, due primarily to management actions related to the Association - Financial Institutions block of business. Insurance operating costs and other expenses decreased for the three and six months ended June 30, 2014, compared to the prior year periods, due primarily to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully insured ongoing sales, excluding buyouts declined by 56% and 17% for the three and six months ended June 30, 2014, respectively, as compared to prior year periods, primarily due to lower large case sales.
The total loss ratio increased 1.6 points for the three months ended June 30, 2014, as compared to the prior year period. The increase was due to the unfavorable impact of the Association - Financial Institutions block of business and a higher disability loss ratio resulting from lower claim recoveries. Excluding the Association - Financial Institutions block of business, the loss ratio improved 2.8 points as compared to the prior year period, due to favorable life experience partially offset by unfavorable disability results.
The total loss ratio improved 0.6 points for the six months ended June 30, 2014, as compared to the prior year period, due to an improved disability loss ratio offset by the unfavorable impact of the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, the loss ratio improved 3.3 points due to favorable life experience and favorable disability experience reflecting continued improved long-term disability incidence trends, continued long-term disability claim recoveries and improved long-term disability pricing.
The expense ratio improved 4.6 points and 2.3 points for the three and six months ended June 30, 2014, respectively, compared to the prior year periods, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business.
The after-tax margin, excluding buyouts and net realized capital gains (losses), improved 2.1 points and 1.9 points, respectively, for the three and six months ended June 30, 2014, compared to the prior year periods. The improvement was primarily due to the improved loss ratio excluding the Association - Financial Institutions block of business.
Investment income decreased for the three and six months ended June 30, 2014, compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2014	2013 [1]	Change	2014	2013	Change
Fee income and other	183	165	11%	357	325	10%
Total revenues	183	165	11%	357	325	10%
Amortization of DAC	7	10	(30)%	16	19	(16)%
Insurance operating costs and other expenses	144	124	16%	276	247	12%
Total benefits, losses and expenses	151	134	13%	292	266	10%
Income before income taxes	32	31	3%	65	59	10%
Income tax expense	11	11	—%	23	21	10%
Net income	$21	$20	5%	$42	$38	11%
MUTUAL FUNDS AUM by DISTRIBUTION CHANNEL
Retail Mutual Funds [2]
AUM, beginning of period	$54,988	$48,186	14%	$53,040	$45,013	18%
Sales	2,698	2,789	(3)%	$5,325	$5,951	(11)%
Redemptions	(2,619)	(4,075)	36%	(5,307)	(7,251)	27%
Net Flows	$79	$(1,286)	106%	$18	$(1,300)	101%
Change in market value and other	635	717	(11)%	2,644	3,904	(32)%
AUM, end of period	$55,702	$47,617	17%	$55,702	$47,617	17%

Retirement Mutual Funds [3]
AUM, beginning of period	$18,358	$17,622	4%	17,878	16,598	8%
Sales	1,212	937	29%	2,277	1,879	21%
Redemptions	(1,729)	(2,590)	33%	(2,715)	(4,016)	32%
Net Flows	(517)	(1,653)	69%	(438)	(2,137)	80%
Change in market value and other	787	22	NM	1,188	1,530	(22)%
AUM, end of period	$18,628	$15,991	16%	18,628	15,991	16%

Total Mutual Funds
AUM, beginning of period	$73,346	$65,808	11%	70,918	61,611	15%
Sales	3,910	3,726	5%	7,602	7,830	(3)%
Redemptions [4]	(4,348)	(6,665)	35%	(8,022)	(11,267)	29%
Net Flows	(438)	(2,939)	85%	(420)	(3,437)	88%
Change in market value and other	1,422	739	92%	3,832	5,434	(29)%
AUM, end of period	$74,330	$63,608	17%	74,330	63,608	17%
Average Mutual Funds Assets Under Management	73,838	64,708	14%	72,624	62,610	16%
Annuity Mutual Fund Assets [5]	24,529	25,901	(5)%	24,529	25,901	(5)%
Total Assets Under Management	$98,859	$89,509	10%	$98,859	$89,509	10%
Average Assets Under Management	$98,581	$90,973	8%	97,797	88,578	10%

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

[4]
Includes a $0.7 billion liquidation of the Company's target-date funds in the three months ended June 30,2014 and an institutional redemption as well as a portfolio rebalance at a key distributor, together totaling $2.5 billion in the three months ended June 30, 2013.

[5]	Includes Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
MUTUAL FUNDS AUM by ASSET CLASS
Equity	45,171	36,186	25%	45,171	36,186	25%
Fixed Income	14,942	14,944	—%	14,942	14,944	—%
Multi-Strategy Investments	14,217	12,478	14%	14,217	12,478	14%
Total Mutual Funds AUM, end of period	$74,330	$63,608	17%	$74,330	$63,608	17%
RETURN ON ASSETS
ROA	8.5	8.8	(3)%	8.6	8.6	—%
Effect of restructuring, net of tax	—	(0.4)	100%	—	(0.5)	100%
Effect of net realized gains, net of tax and DAC	—	0.4	(100)%	—	—	—%
ROA, core earnings	8.5	8.8	(3)%	8.6	9.1	(5)%

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Net income, compared to the prior year period, increased for the three and six months ended June 30, 2014 primarily due to higher AUM, due to favorable market performance, partially offset by net outflows in the Company's Annuity products. Average AUM for the three and six months ended, June 30, 2014 increased 8% and 10%, respectively, compared to average AUM for prior year periods driving higher revenue. Operating expenses were also higher, driven by variable distribution and subadvisory expenses, which tend to vary directly with revenue, combined with higher marketing and proxy-related costs.
Net flows compared to the prior year periods improved for the three and six months ended June 30, 2014. Net flows for the three months ended June 30, 2014 were negative due to the Company’s decision to liquidate its target date funds with approximately $700 in AUM. Total mutual funds sales, compared to the prior year period, increased for the three months ended June 30, 2014 and decreased for the six months ended June 30, 2014. The Mutual Fund business has experienced a decrease in retail mutual funds sales, and an increase in retirement fund sales.

TALCOTT RESOLUTION

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2014	2013	Change	2014	2013	Change
Earned premiums, fees and other	$352	$349	1%	$705	$698	1%
Net investment income	376	403	(7%)	776	806	(4%)
Realized capital gains (losses):
Net realized capital gains on business dispositions	—	1	(100%)	—	1,575	(100%)
Total other-than-temporary impairment (“OTTI”) losses	(3)	—	NM	(7)	—	NM
Other net realized capital gains (losses)	4	(20)	120%	11	77	(86%)
Net realized capital gains (losses)	1	(19)	105%	4	1,652	(100%)
Total revenues	729	733	(1%)	1,485	3,156	(53%)
Benefits, losses and loss adjustment expenses	414	404	2%	823	842	(2%)
Amortization of DAC	42	64	(34%)	109	166	(34%)
Insurance operating costs and other expenses	145	187	(22%)	293	323	(9%)
Reinsurance loss on dispositions	—	—	—%	—	1,505	(100%)
Total benefits, losses and expenses	601	655	(8%)	1,225	2,836	(57%)
Income from continuing operations before income taxes	128	78	64%	260	320	(19%)
Income tax expense (benefit)	15	(11)	NM	31	41	(24%)
Income from continuing operations, net of tax	113	89	27%	$229	$279	(18%)
Loss from discontinued operations, net of tax [1]	(617)	(421)	(47%)	$(588)	$(905)	35%
Net loss	$(504)	$(332)	(52%)	$(359)	$(626)	43%
Assets Under Management (end of period)
Variable annuity account value	$58,350	$86,500	(33%)
Fixed Market Value Adjusted annuity and other account value	9,429	14,038	(33%)
Institutional annuity account value	15,842	17,252	(8%)
Other account value [2]	108,469	102,719	6%
Total account value [3]	$192,090	$219,323	(12%)
U.S. Variable Annuity Account Value
Account value, beginning of period	$59,547	$65,500	(9%)	$61,812	$64,824	(5%)
Net outflows	(3,056)	(3,728)	18%	(6,006)	(7,035)	15%
Change in market value and other	1,859	807	130%	2,544	4,790	(47)%
Account value, end of period	$58,350	$62,579	(7%)	$58,350	$62,579	(7%)

[1]
Represents the loss from operations and sale of HLIKK in 2014 and HLIL in 2013. For additional information, see Note 14 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

[2]
Other account value includes $54.2 billion, $14.9 billion, and $39.3 billion as of June 30, 2014 and $51.8 billion, $13.2 billion, and $36.1 billion at June 30, 2013 for the Retirement Plans, Individual Life, and Private Placement Life Insurance, respectively. Account values associated with the Retirement Plans, and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transaction.

[3]
Included in the total account value is approximately $(1.2) billion as of June 30, 2013 related to a Talcott Resolution intra-segment funding agreement which is eliminated in consolidation. Also included in the variable and fixed annuity account values as of June 30, 2013 is account value related to the Japan and UK businesses sold on June 30, 2014, and December 12, 2013; respectively.

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
The increase in net loss for the three months ended June 30, 2014 was primarily driven by the increase in the loss from discontinued operations, net of tax, due to the realized capital loss of $659 on the sale of HLIKK, and lower before tax net investment income. The increase in net loss was offset by gains from the Japan operations, lower realized losses from the U.S. macro hedge program, lower amortization of DAC, and lower insurance operating costs and other, including lower costs associated with the enhanced surrender value program. The decrease in net loss for the six months ended June 30, 2014 was primarily driven by the effect of the write off of Japan DAC in the 2013 period, partially offset by the realized capital loss from the sale of HLIKK in the 2014 period, both of which are included within loss from discontinued operations.
Account values for Talcott Resolution decreased to approximately $192 billion at June 30, 2014 from approximately $219 billion at June 30, 2013 due primarily to the sale of HLIKK, and increased net outflows offset by market value appreciation in variable annuities. For the three months ended June 30, 2014 variable annuity net outflows increased by approximately $672 as compared to the prior year period driven by increased net outflows in Japan variable annuities with an increase in policy surrenders as a result of market appreciation and the expiration of the surrender charge period as the block of business ages.
For the three months ended June 30, 2014 the annualized full surrender rate on U.S. variable annuities declined to 13.9% compared to 17.5% for the three months ended June 30, 2013. This decline is due to the timing of implementation of the 2014 enhanced surrender value program. The 2014 enhanced surrender value program was implemented during the three months ended June 30, 2014, as compared to the previous program, which was active the entire three months ended June 30, 2013.
Contract counts decreased 14% for U.S. variable annuities at June 30, 2014 compared to June 30, 2013.  The Company expects annuity account values, and consequently earnings, to decline over time as fee income decreases due to surrenders, or potential transactions with third parties, reducing the size of the related book of business.
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

CORPORATE

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary	2014	2013	Change	2014	2013	Change
Fee income [1]	$4	$2	100%	$7	$5	40%
Net investment income	5	—	(100%)	7	13	(46%)
Net realized capital gains (losses)	14	10	40%	5	(86)	(106%)
Total revenues	23	12	92%	19	(68)	(128%)
Insurance operating costs and other expenses [1]	28	33	(15%)	60	75	(20%)
Loss on extinguishment of debt	—	—	—%	—	213	(100%)
Reinsurance loss on disposition	—	—	—%	—	69	(100%)
Interest expense	94	100	(6%)	189	207	(9%)
Total benefits, losses and expenses	122	133	(8%)	249	564	(56%)
Loss from continuing operations before income taxes	(99)	(121)	(18%)	(230)	(632)	(64%)
Income tax benefit	(35)	(46)	(24%)	(81)	(199)	(59%)
Net loss	$(64)	$(75)	(15%)	$(149)	$(433)	(66%)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013
Net loss decreased for the three months ended June 30, 2014 compared to the prior year period primarily due to an increase in net investment income, higher net realized capital gains and lower interest expense. Net loss decreased for the six months ended June 30, 2014 compared to the prior period primarily due to decreases in net realized capital losses, loss on extinguishment of debt and reinsurance loss on dispositions in 2013 and lower insurance operating costs and other expenses and interest expense. For discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
In March 2013, the Company repurchased approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt of $213 consists of the repurchase premium, the write-off of the unamortized discount, and debt issuance and other costs related to the repurchase transaction. The decrease in interest expense for the three and six months ended June 30, 2014 is largely due to this debt repurchase.
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

ENTERPRISE RISK MANAGEMENT
The Company has an enterprise risk management function (“ERM”) that is charged with providing analysis of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances. The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company’s CEO, President of the Company, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, EVP of Human Resources, divisional Presidents and General Counsel. The ERCC is responsible for managing the Company’s risks and overseeing the enterprise risk management program.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of July 1, 2014:

Coverage	Treaty term	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event	1/1/2014 to 1/1/2015	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2014 to 6/1/2015	90%	$119	[1]	$43
Workers compensation losses arising from a single catastrophe event [2]	7/1/2014 to 7/1/2015	80%	$350		$100

[1]
The per occurrence limit on the FHCF treaty is $119 for the 6/1/2014 to 6/1/2015 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2014. Updated information will be made available by the CAT fund October of 2014.

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

Reinsurance Recoverable	As of June 30, 2014	As of December 31, 2013
Paid loss and loss adjustment expenses	$158	$138
Unpaid loss and loss adjustment expenses	2,925	2,841
Gross reinsurance recoverable	$3,083	$2,979
Less: Allowance for uncollectible reinsurance	(248)	(244)
Net reinsurance recoverable	$2,835	$2,735

Life Insurance Product Reinsurance Recoverable

Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers. The components of the gross and net reinsurance recoverable are as follows:

Reinsurance Recoverable	As of June 30, 2014	As of December 31, 2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,114	20,595
Gross reinsurance recoverable [1]	$20,114	$20,595
[1] No allowance for uncollectible reinsurance is required as of period end.
As of June 30, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.8 billion and $10.1 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of June 30, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.8 billion and $8.7 billion, respectively. As of June 30, 2014, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
For further explanation of the Company's Insurance Risk Management strategy, see MD&A - Enterprise Risk Management - Insurance Risk Management in The Hartford's 2013 Form 10-K Annual Report.
Financial Risk Management
The Company identifies the following categories of financial risk:

•	Liquidity Risk

•	Interest Rate Risk

•	Foreign Currency Exchange Risk

•	Equity Risk

•	Credit Risk

Financial risks include direct, and indirect risks to the Company’s financial objectives coming from events that impact market conditions or prices. Financial risk also includes exposure to events that may cause correlated movement in multiple risk factors. The primary source of financial risks are the Company’s general account assets and the liabilities that those assets back, together with the guarantees which the company has written over various liability products, particularly its portfolio of variable annuities. The Company assesses its financial risk on a U.S. GAAP, statutory and economic basis. The Hartford has developed a disciplined approach to financial risk management that is well integrated into the Company’s underwriting, pricing, hedging, claims, asset and liability management, new product, and capital management processes. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and over-the-counter and exchange traded derivatives with counterparties meeting the appropriate regulatory and due diligence requirements.
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated 3Win fixed payout annuity that is reinsured from HLIKK, a former indirect wholly-owned subsidiary that was sold on June 30, 2014. For further discussion of the sale, see Note 2 - Business Dispositions. In addition, the Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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
Liabilities
The Company has foreign currency exchange risk associated with the yen denominated Japan 3Win fixed payout annuities reinsured from HLIKK. The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
The Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedges the foreign currency risk associated with these liability contracts with currency rate swaps.

Variable Product Guarantee Risks and Risk Management
The Company’s variable products are significantly influenced by the U.S. and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include variable annuity contracts and mutual funds.
Generally, declines in equity markets will:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for GMWB benefits resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk for GMDB;

•	decrease the Company’s projection of future estimated gross profits, resulting in a DAC unlock charge;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

•
decrease the Company’s estimated future gross profits. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity Contracts within the Critical Accounting Estimates section of the MD&A for further information.

Generally, increases in equity markets will reduce the value of the hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. For additional information, see Risk Hedging - Variable Annuity Hedging Program section.
Variable Annuity Guaranteed Benefits
The Company’s variable annuities include GMDB and certain contracts include GMWB features. Declines in the equity markets will increase the Company’s liability for these benefits. A GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit (“GRB”) becomes greater than the account value.
The net amount at risk (“NAR”) is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $58.4 billion and $81.9 billion (including Japan) as of June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of June 30, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$58.4	$4.0	$0.9	14%	27%
GMWB	28.2	0.1	0.1	5%	13%

Total Variable Annuity Guarantees
As of December 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [4]	% In the Money [4] [5]
U. S. Variable Annuity [1]
GMDB [2]	$61.8	$4.3	$1.0	16%	26%
GMWB	30.3	0.2	0.1	5%	12%
Japan Variable Annuity [1] [6]
GMDB	20.1	0.8	0.6	31%	8%
GMIB [3]	18.5	0.1	0.1	20%	3%

[1]
Policies with a guaranteed living benefit also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB is released. Similarly, when a policy goes into benefit status on a GMWB, the GMDB NAR is reduced to zero.

[2]
Excludes group annuity contracts with GMDBs previously sold by Retirement Plans business. For further discussion of the sale of the Retirement Plans business, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[3]	Includes small amount of GMWB and GMAB.

[4]	Excludes contracts that are fully reinsured.

[5]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

[6]
On June 30, 2014, the Company completed the sale of the Japan variable annuity business of Hartford Life Insurance KK, ("HLIKK"), an indirect wholly-owned subsidiary. For further information of the sale of the Japan variable annuity business, HLIKK in 2014, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offer both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company’s GMDB liability, see Note 10 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
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
Reinsurance
The Company uses reinsurance for a portion of contracts with GMWB riders issued prior to the third quarter of 2003 and GMWB risks associated with a block of business sold between the third quarter of 2003 and the second quarter of 2006. The Company also uses reinsurance for a majority of the GMDB issued.
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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options and futures on equities and interest rates to provide protection against the statutory tail scenario risk arising from U.S., GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.

Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities and the related hedge assets within the GMWB (excluding life contingent GMWB contracts) and Macro hedge programs are carried at fair value, with the exception of liabilities within the Macro hedge program.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC, and taxes. As noted above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of June 30, 2014 and are related to the fair value of liabilities and hedge instruments in place that date for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of June 30, 2014
(pre Tax/DAC) [1]	Programs
	GMWB			Macro [2]
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$5	$—	$2	$91	$31	$(20)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$3	$2	$(1)	$15	$7	$(7)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$30	$6	$(17)	$86	$17	$(80)

[1]	These sensitivities are based on the following key market levels as of June 30, 2014: 1) S&P of 1960; 2) 10yr US swap rate of 2.74%; and 3) S&P 10yr volatility of 22.71%

[2]	The GAAP sensitivity for US Macro Program reflects additional trades executed in July.
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

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates in the U.S. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we have experienced in 2008 and 2009, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates in the U.S. the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

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
The Company has reinsured approximately 21% of its risk associated with U.S. GMWB and 78% of its risk associated with the aggregate U.S. GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
As of June 30, 2014, the Company had no exposures to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders’ equity, other than the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in The Hartford’s 2013 Form 10-K Annual Report.

Derivative Instruments
The Company utilizes a variety of over-the-counter ("OTC"), OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
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
For the Company’s domestic derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of June 30, 2014 for the Company’s domestic derivative programs, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
For the six months ended June 30, 2014, the Company has incurred no losses on derivative instruments due to counterparty default.
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

The Company uses credit derivatives to purchase credit protection and to assume credit risk with respect to a single entity, referenced index, or asset pool. The Company purchases credit protection through credit default swaps to economically hedge and manage credit risk of certain fixed maturity investments across multiple sectors of the investment portfolio. The Company also enters into credit default swaps that assume credit risk as part of replication transactions. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. These swaps reference investment grade single corporate issuers and baskets, which include customized diversified portfolios of corporate issuers, which are established within sector concentration limits and may be divided into tranches which possess different credit ratings.
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

Fixed Maturities by Credit Quality
	June 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,295	$7,569	12.5%	$8,231	$8,208	13.2%
AAA	6,468	6,731	11.2%	6,215	6,376	10.2%
AA	9,754	10,458	17.4%	12,054	12,273	19.7%
A	15,088	16,437	27.3%	14,777	15,498	24.9%
BBB	14,249	15,402	25.5%	15,555	16,087	25.7%
BB & below	3,464	3,649	6.1%	3,809	3,915	6.3%
Total fixed maturities, AFS	$56,318	$60,246	100%	$60,641	$62,357	100%
The value of securities in the AA category declined as compared to December 31, 2013, primarily due to the sale of Japan Government bonds that were sold as a result of the disposition of HLIKK. The value of securities in the A category increased as a percentage of total as a result of the reduction in the AA rated securities discussed above, and the impact of higher valuations as a result of lower market interest rates and tighter credit spreads. In addition, the value of securities in the BBB and BB & below categories has declined, primarily due to sales of certain emerging market securities. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	June 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$1,903	$13	$(29)	$1,887	3.1%	$1,982	$11	$(48)	$1,945	3.1%
Small business	177	12	(11)	178	0.3%	194	3	(16)	181	0.3%
Other	233	11	—	244	0.4%	228	11	—	239	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,842	4	(23)	1,823	3.0%	1,781	3	(34)	1,750	2.8%
Commercial real estate ("CREs")	135	96	(12)	219	0.4%	176	88	(16)	248	0.4%
Other [1]	383	18	(12)	392	0.7%	383	17	(9)	389	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,145	45	(3)	1,187	2.0%	1,068	20	(12)	1,076	1.7%
Bonds	2,899	151	(11)	3,039	5.0%	2,836	168	(31)	2,973	4.8%
Interest only (“IOs”)	451	30	(11)	470	0.8%	384	28	(15)	397	0.6%
Corporate
Basic industry	1,868	133	(7)	1,994	3.3%	2,085	106	(38)	2,153	3.5%
Capital goods	1,933	208	(2)	2,139	3.6%	2,077	161	(14)	2,224	3.6%
Consumer cyclical	1,652	132	(2)	1,782	3.0%	1,801	119	(17)	1,903	3.1%
Consumer non-cyclical	3,466	364	(1)	3,829	6.4%	3,600	288	(21)	3,867	6.2%
Energy [3]	3,411	374	(3)	3,782	6.3%	2,384	174	(17)	2,541	4.1%
Financial services	5,171	417	(88)	5,500	9.1%	5,044	287	(145)	5,186	8.3%
Tech./comm.	3,197	368	(6)	3,559	5.9%	3,223	223	(28)	3,418	5.5%
Transportation	891	85	(2)	974	1.6%	972	65	(13)	1,024	1.6%
Utilities [3]	4,452	471	(14)	4,909	8.1%	5,605	386	(51)	5,940	9.5%
Other	182	18	—	200	0.3%	222	14	(2)	234	0.4%
Foreign govt./govt. agencies	1,650	79	(22)	1,707	2.8%	4,228	52	(176)	4,104	6.6%
Municipal
Taxable	1,129	101	(5)	1,225	2.0%	1,299	32	(67)	1,264	2.0%
Tax-exempt	10,667	832	(11)	11,488	19.1%	10,633	393	(117)	10,909	17.5%
RMBS
Agency	2,993	103	(7)	3,089	5.1%	3,366	59	(38)	3,387	5.4%
Non-agency	120	5	—	125	0.2%	86	—	—	86	0.1%
Sub-prime	1,211	27	(26)	1,212	2.0%	1,187	31	(44)	1,174	1.9%
U.S. Treasuries	3,157	146	(10)	3,293	5.5%	3,797	7	(59)	3,745	6.0%
Fixed maturities, AFS	56,318	4,243	(318)	60,246	100%	60,641	2,746	(1,028)	62,357	100%
Equity securities
Financial services	213	21	(16)	218	26.5%	233	11	(29)	215	24.8%
Other	566	56	(17)	605	73.5%	617	56	(20)	653	75.2%
Equity securities, AFS	779	77	(33)	823	100%	850	67	(49)	868	100%
Total AFS securities	$57,097	$4,320	$(351)	$61,069		$61,491	$2,813	$(1,077)	$63,225
Fixed maturities, FVO				$410					$844

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]
Securities with an amortized cost and fair value of $1.0 billion and $1.1 billion, respectively, as of December 31, 2013, were reclassified as of June 30, 2014 from utilities to energy as a result of an update to the Barclays bond index which is the primary component used in determining the classification in the above table.

The decline in the fair value of AFS and FVO securities as compared to December 31, 2013 is primarily attributable to the sale of HLIKK, partially offset by higher valuations as a result of a decrease in interest rates and tighter credit spreads. The holdings reflect tactical changes to the portfolio as a result of changing market conditions, including modest increases in financial services and CMBS sectors while the Company reduced exposure from emerging market securities, primarily within the foreign government and corporate sectors.
The Company previously held foreign government securities accounted for under the FVO in order to align with the accounting for the yen-based fixed annuity liabilities previously reinsured from HLIKK to U.S. subsidiaries, which were adjusted for changes in foreign-exchange spot rates through earnings. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Emerging Market Exposure
Early in 2014, emerging market securities were negatively impacted by lower European interest rates, increased political tension in eastern Europe, softer-than-expected economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which caused the the fair value of securities held to decline. Credit spreads for emerging market securities have narrowed resulting in higher valuations for securities held; however, we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of June 30, 2014, and is primarily comprised of sovereign and corporate debt issued in US dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that have a sovereign S&P credit rating of B- or below; or countries that have had a current account deficit and have an inflation level greater than 5%, for the past six months or more.

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$3	$3	$38	$40
Brazil	171	174	274	257
India	57	60	62	62
Indonesia	95	91	107	93
Lebanon	29	29	26	26
South Africa	56	55	65	60
Turkey	64	65	88	79
Ukraine	5	5	50	50
Uruguay	26	27	27	25
Venezuela	5	5	67	60
Other	21	22	—	—
Total	$532	$536	$804	$752
The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. Due to increased political tensions in Argentina, Ukraine, and Venezuela, the Company substantially reduced its exposure to these economies during the first quarter of 2014.
In addition, the Company has limited exposure to the Russian Federation, with a total amortized cost and fair value of $66 and $64, respectively, as of June 30, 2014. The exposure is primarily comprised of government and government agency bonds, but also includes corporate bonds.

Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity, AFS and equity, AFS securities in the financial services sector that are included in the Securities by Type table above.

	June 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$39	$41	$2	$49	$52	$3
AA	494	531	37	468	493	25
A	2,696	2,880	184	2,518	2,616	98
BBB	1,890	1,957	67	1,978	1,952	(26)
BB & below	265	309	44	264	288	24
Total	$5,384	$5,718	$334	$5,277	$5,401	$124
The overall increase in the financial services sector is primarily due to a modest increase in the allocation to the sector as well as higher valuations as a result of decreasing interest rates and credit spread tightening. Credit spreads for corporate financial services securities have continued to narrow during 2014, consistent with other sectors.
Commercial Real Estate
Commercial real estate market fundamentals including, property prices, financial conditions, transaction volume, and delinquencies, continue to improve. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due.
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
CMBS – Bonds [1]

June 30, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$9	$9	$19	$20	$17	$18	$11	$11	$22	$25	$78	$83
2004	35	35	82	89	19	19	4	4	—	—	140	147
2005	270	286	86	90	94	97	89	90	46	46	585	609
2006	304	324	105	114	114	122	81	85	127	127	731	772
2007	215	230	191	205	78	84	41	41	109	108	634	668
2008	43	48	—	—	—	—	—	—	—	—	43	48
2009	11	12	—	—	—	—	—	—	—	—	11	12
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	62	—	—	—	—	6	6	—	—	62	68
2012	44	45	—	—	14	14	11	11	—	—	69	70
2013	29	29	94	97	71	75	12	13	—	—	206	214
2014	294	299	21	22	7	7	—	—	—	—	322	328
Total	$1,328	$1,399	$598	$637	$414	$436	$255	$261	$304	$306	$2,899	$3,039
Credit protection	32.7%		24.7%		20.2%		24.5%		9.4%		26.1%

December 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10	$10	$35	$36	$6	$6	$10	$10	$31	$33	$92	$95
2004	79	80	77	83	29	29	13	13	7	12	205	217
2005	307	324	79	82	101	104	71	71	68	75	626	656
2006	336	362	107	116	120	127	102	106	224	238	889	949
2007	188	202	211	218	112	127	—	—	130	125	641	672
2008	43	49	—	—	—	—	—	—	—	—	43	49
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	63	66	—	—	—	—	6	5	—	—	69	71
2012	35	34	—	—	8	8	11	10	—	—	54	52
2013	30	29	89	86	59	58	10	9	—	—	188	182
Total	$1,120	$1,186	$598	$621	$435	$459	$223	$224	$460	$483	$2,836	$2,973
Credit protection	31.9%		25.9%		19.7%		19.8%		12.2%		24.6%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $135 and $219, respectively, as of June 30, 2014, and $176 and $248 respectively, as of December 31, 2013. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily whole loans, where the Company is the sole lender, or may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of June 30, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	June 30, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$68	$(6)	$62	$132	$(7)	$125
Whole loans	5,345	(13)	5,332	5,223	(10)	5,213
A-Note participations	156	—	156	192	—	192
B-Note participations	17	—	17	99	(50)	49
Mezzanine loans	19	—	19	19	—	19
Total	$5,605	$(19)	$5,586	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

The increase in whole loans is attributable to the increased allocation to this asset class. During 2014, the Company funded $203 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 60% and a weighted average yield of 4.13%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. The decline in the valuation allowance as compared to December 31, 2013 resulted from the sale of the underlying collateral supporting a B-note participation. The loan was fully reserved for and the Company did not recover any funds as a result of the sale. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. There were no mortgage loans held-for-sale as of June 30, 2014.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	June 30, 2014			December 31, 2013
	Amortized Cost	Market Value	Weighted Average Credit Quality	Amortized Cost	Market Value	Weighted Average Credit Quality
General Obligation	$2,277	$2,484	AA-	$2,358	$2,455	AA
Pre-Refunded [1]	597	630	AAA	567	605	AAA
Revenue
Transportation	1,715	1,857	A+	1,880	1,879	A
Health Care	1,409	1,524	AA-	1,305	1,335	AA
Water & Sewer	1,201	1,281	AA	1,455	1,476	AA-
Education	1,141	1,229	AA	1,077	1,105	AA
Leasing [2]	814	892	A+	877	897	AA-
Sales Tax	874	949	AA-	793	795	AA-
Power	724	779	A+	706	722	A+
Housing	166	168	AA	177	171	AA
Other	878	920	AA-	737	733	A+
Total Revenue	8,922	9,599	AA-	9,007	9,113	AA-
Total Municipal	$11,796	$12,713	AA-	$11,932	$12,173	AA-

[1]
Pre-refunded bonds are bonds for which an irrevocable trust containing sufficient U.S. treasury, agency, or other securities has been established to fund the remaining payments of principal and interest.

[2]
Leasing revenue bonds are generally the obligations of a financing authority established by the municipality that leases facilities back to a municipality. The notes are typically secured by lease payments made by the municipality that is leasing the facilities financed by the issue. Lease payments may be subject to annual appropriation by the municipality or the municipality may be obligated to appropriate general tax revenues to make lease payments.

As of June 30, 2014 the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds. As of December 31, 2013, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds.
Limited Partnerships and Other Alternative Investments
The following table presents the Company’s investments in limited partnerships and other alternative investments which include hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds. Hedge funds are comprised of approximately half credit and equity related funds and approximately half global macro related funds with a market neutral focus. Mortgage and real estate funds consist of investments in funds whose assets consist of mortgage loans, mortgage loan participations, mezzanine loans or other notes which may be below investment grade, as well as equity real estate and real estate joint ventures. Mezzanine debt funds include investments in funds whose assets consist of subordinated debt that often incorporates equity-based options such as warrants and a limited amount of direct equity investments. Private equity and other funds primarily consist of investments in funds whose assets typically consist of a diversified pool of investments in small to mid-sized non-public businesses with high growth potential.

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Hedge funds	$1,135	39.2%	$1,341	44.1%
Mortgage and real estate funds	576	19.8%	534	17.6%
Mezzanine debt funds	70	2.4%	82	2.7%
Private equity and other funds	1,121	38.6%	1,083	35.6%
Total	$2,902	100%	$3,040	100%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $351 as of June 30, 2014, and have decreased $726, or 67%, from December 31, 2013 due to decreases in interest rates and tighter credit spreads. As of June 30, 2014, $304 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $47 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily floating rate corporate financial services securities and securities with exposure to commercial and residential real estate that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. Corporate financial securities are primarily depressed because the securities have floating-rate coupons and/or have long-dated maturities. Unrealized losses on securities with exposure to commercial and residential real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities with exposure to commercial and residential real estate have sufficient credit protection levels to receive contractually obligated principal and interest payments.
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

	June 30, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	817	$1,729	$1,714	$(15)	1,184	$10,056	$9,939	$(117)
Greater than three to six months	284	379	375	(4)	349	1,200	1,167	(33)
Greater than six to nine months	129	158	157	(1)	956	6,362	5,988	(374)
Greater than nine to eleven months	99	97	94	(3)	148	413	374	(39)
Twelve months or more	872	6,725	6,400	(328)	578	5,625	5,109	(514)
Total	2,201	$9,088	$8,740	$(351)	3,215	$23,656	$22,577	$(1,077)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	June 30, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	43	$29	$22	$(7)	63	$213	$162	$(51)
Greater than three to six months	22	20	15	(5)	20	177	130	(47)
Greater than six to nine months	10	50	39	(11)	28	449	336	(113)
Greater than nine to eleven months	9	2	1	(1)	10	4	3	(1)
Twelve months or more	57	73	50	(23)	58	132	93	(39)
Total	141	$174	$127	$(47)	179	$975	$724	$(251)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
ABS	$—	$—	$—	$4
CRE CDOs	—	—	—	2
CMBS
Bonds	—	6	—	9
IOs	—	1	—	1
Corporate	4	5	22	10
Equity	—	—	2	6
Municipal	1	—	1	—
RMBS
Agency	1	—	3	—
Sub-prime	1	—	1	1
Other	—	—	—	—
Total	$7	$12	$29	$33
Three and six months ended June 30, 2014
For the three and six months ended June 30, 2014, impairments recognized in earnings were comprised of credit impairments of $4 and $22, respectively, securities the Company intends to sell of $3 and $5, respectively, and impairments on equity securities of $0 and $2, respectively. The mortgage loan valuation allowance increased $3 for the three months ended June 30, 2014 and decreased $48 for the six months ended June 30, 2014. For further discussion see Commercial Mortgage Loans in the Investment Portfolio Risks and Risk Management section of this MD&A.
For the three and six months ended June 30, 2014, credit impairments were primarily concentrated in corporate securities. The primary driver for the corporate and equity impairments was one issuer that has declared bankruptcy and the Company has determined that it is more-likely-than-not that the issuer will not be able to repay a portion of the principal and interest that are owed to the Company and that the decline in the value of equity issued by the entity is other-than-temporary. Also included in the six months ended June 30, 2014, were private placements that were impaired due to declines in expected cash flows related to the underlying referenced money market interest only strips, as a result of the low interest rate environment. The Company’s determination of expected future cash flows used to calculate the credit loss amount is a quantitative and qualitative process. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectation with respect to security specific developments. Credit impairments for the three and six months ended June 30, 2014 were primarily identified through a security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $1 and $2 for the three and six months ended June 30, 2014, respectively. These non-credit impairments represent the difference between fair value and the Company's best estimate of expected future cash flows discounted at the security's effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities.
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

Three and six months ended June 30, 2013
For the three months ended June 30, 2013, the Company recognized credit impairments of $12 in earnings. For the six months ended June 30, 2013, impairments recognized in earnings were comprised of credit impairments of $22, impairments on equity securities of $6, and securities that the Company intends to sell of $5. Credit impairments were primarily concentrated in corporate and fixed-rate CMBS bonds and equity securities. The corporate bonds were impaired due to two issuers that have experienced financial difficulty and either defaulted on a payment of interest or it is more-likely-than-not that the issuer will not be able to repay a portion of the principal and interest that are owed to the Company. The structured securities were impaired primarily due to actual performance or property-specific deterioration of the underlying collateral. Intent-to-sell impairments were primarily related to one ABS collateralized by student loans as market pricing continued to improve and the Company intended to reduce its exposure. The net change to the mortgage loan valuation allowance was $0 for the three and six months ended June 30, 2013.

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
As of June 30, 2014, HFSG Holding Company held fixed maturities, short-term investments and cash of $1.3 billion.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of June 30, 2014, there were no amounts outstanding with the HFSG holding company. On April 29, 2013 Hartford Life Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note bore interest at 0.92% and matured on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company, a subsidiary of the Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bore interest at 1.00% and matured on May 29, 2014. On February 28, 2014, the total outstanding balances on these notes were repaid in full. On July 14, 2014, Hartford Fire Insurance Company ("Hartford Fire"), a subsidiary of the Company borrowed a total of $385 from Hartford Accident and Indemnity Company and Hartford Insurance Company of Illinois, both subsidiaries of the Company, under the intercompany liquidity agreement in the principal amounts of $310 and $75, respectively. Both notes mature on July 13, 2015 and accrue interest at a rate of 0.53% per annum. The effects of these intercompany arrangements were eliminated in consolidation.
Until April 1, 2014, HLAI ceded certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer. This arrangement provided the Company with a vehicle to provide more efficient financing of the risk associated with this business with internal funds. The reinsurance arrangement between HLAI and WRR did not impact the Company's reserving methodology or the amount of required regulatory capital associated with the reinsured business. The effects of this intercompany arrangement were eliminated in consolidation.
Pursuant to an intercompany note agreement between WRR and HFSG Holding Company, WRR was able to borrow up to $1 billion from the HFSG Holding Company in order to maintain certain statutory capital levels required by its plan of operations and which could have been used by WRR to settle outstanding intercompany payables with HLAI. WRR had $655 outstanding under the intercompany note agreement as of March 31, 2014. The effects of this intercompany arrangement are eliminated in consolidation. Effective April 1, 2014, the Company recaptured all reinsured risks from WRR to HLAI. On April 30, 2014, the Company dissolved WRR which resulted in WRR paying off the $655 surplus note and returning $367 in capital, all of which was contributed as capital to HLAI to support the recaptured risks. This transaction received required regulatory approvals.
In July 2014, the Board of Directors approved a $775 increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2.775 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015. On July 30, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with a major financial institution. Under the terms of the agreement, on July 31, 2014 The Hartford will pay $525 and receive an initial delivery of approximately 11.2 million shares of its common stock. The actual per share purchase price and the total number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of the Company’s common stock during the term of the ASR, less a discount and subject to certain adjustments. Final maturity of the ASR will occur no sooner than September 2, 2014 and no later than December 23, 2014 at the financial institution's discretion.
In July 2014, the Board also authorized the Company to allocate up to $500, including any premium or associated costs, to reduce debt outstanding in addition to repayment of 4% senior notes due March 2015 and 7.3% senior notes due November 2015 upon maturity. The Company expects to complete the $500 debt reduction by the end of 2014.
Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $370 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $275.

Equity
During the six months ended June 30, 2014, the Company repurchased 19.0 million common shares for $651, under the equity repurchase program. In addition, the Company repurchased 3.9 million common shares, for $140, from July 1, 2014 to July 29, 2014.
Debt
For additional information regarding debt, see Note 15 - Debt of Notes to Condensed Consolidated Financial Statements.
Dividends
On February 27, 2014, The Hartford's Board of Directors declared a quarterly dividend of $0.15 per common share payable on April 1, 2014 to common shareholders of record as of March 10, 2014.
On May 22, 2014, The Hartford's Board of Directors declared a quarterly dividend of $0.15 per common share payable on July 1, 2014 to common shareholders of record as of June 2, 2014.
On July 30, 2014, The Hartford's Board of Directors declared a quarterly dividend of $0.18 per common share payable on October 1, 2014 to common shareholders of record as of September 2, 2014.
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
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a 2014 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company presently anticipates contributing approximately $100 in 2014 to its pension plans, based upon certain economic and business assumptions. These assumptions include, but are not limited to, equity market performance, changes in interest rates and the Company’s other capital requirements.
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
Before considering the transactions discussed below, the Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company in 2014 without prior approval from the applicable insurance commissioner and the domestic life insurance subsidiaries' dividend limitation under the holding company laws of Connecticut is $560 in 2014.
For the six months ended June 30, 2014, HFSG Holding Company received $475 in dividends from its property-casualty insurance subsidiaries. The amounts received from its property-casualty insurance subsidiaries included $75 related to funding interest payments on an intercompany note between Hartford Holdings Inc. ("HHI") and Hartford Fire.

On January 30, 2014, The Hartford received approval from the State of Connecticut Insurance Department ("CTDOI") for HLAI and HLIC to dividend approximately $800 of cash and invested assets to HLA and this dividend was paid on February 27, 2014.   All of the issued and outstanding equity of HLIC was then distributed from HLA to HLI. As a result, HLA and HLIC have no remaining ordinary dividend capacity for the twelve months following this transaction. Any additional dividends from HLA and HLIC in 2014 would be extraordinary in nature and require prior approval from the CTDOI.
On July 14 and 15, 2014, HFSG Holding Company received approximately $2.0 billion in dividends from Hartford Fire through a series of transactions affecting the property and casualty and life insurance subsidiaries. These dividends consisted of approximately $600 in accelerated ordinary dividends and an extraordinary dividend of approximately $1.4 billion based on approval received from the CTDOI on July 8, 2014. The extraordinary dividend consisted of approximately $900 of proceeds from the sale of HLIKK and approximately $500 from the Company's domestic life insurance subsidiaries based on approval received from the CTDOI on July 8, 2014. This $500 dividend was paid by HLAI to HLIC on July 15, 2014 and then distributed to HLI. HLI then used this dividend and the HLIKK sale proceeds to pay a dividend of $1.4 billion to HHI, its parent. HHI used the $1.4 billion dividend to pay down its obligation under an intercompany note with Hartford Fire. Hartford Fire has no remaining ordinary dividend capacity for the twelve months following this transaction. Any additional dividends from Hartford Fire in 2014 would be extraordinary in nature and require prior approval from the CTDOI. As a result of the accelerated dividend , the Company does not anticipate taking any dividends from from Hartford Fire until the third quarter of 2015.
On February 5, 2013 the Company received approval from the CTDOI for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013.
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of June 30, 2014, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of June 30, 2014 there is no commercial paper outstanding.

Revolving Credit Facilities
The Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (which is available in U.S. dollars, and in Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of June 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
HLIKK previously had four revolving credit facilities in support of operations. These credit facilities were transfered with the sale of HLIKK on June 30, 2014.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of June 30, 2014 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.2 billion in the normal course of business. In addition, the Company has posted collateral of $44 associated with a customized GMWB derivative. Based on derivative market values as of June 30, 2014 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $4 to be posted as collateral. Based on derivative market values as of June 30, 2014 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $24 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of June 30, 2014, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $398 and $(6), respectively.
On March 6, 2014, Moody’s lowered its counterparty credit and insurer financial strength ratings on Hartford Life Insurance Company to Baa2. Given this downgrade action, termination rating triggers of four derivative counterparty relationships were impacted. The counterparties have the right to terminate the relationships and would have to settle the outstanding derivatives as a result of exercising the termination right. The Company has re-negotiated the rating triggers with one counterparty, and is in the process of re-negotiating the rating triggers with the remaining three counterparties which it expects to successfully complete. Accordingly, the Company's hedging programs have not been adversely impacted by the announcement of the downgrade of Hartford Life Insurance Company. As of June 30, 2014 the notional amount and fair value related to these counterparties are $2.6 billion and $(47), respectively.
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
As of June 30, 2014 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,399
Short-term investments	1,299
Cash	178
Less: Derivative collateral	199
Total	$26,677
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $46 billion of cash and total general account invested assets, excluding equity securities, trading, which includes a significant short-term investment position to meet liquidity needs.
As of June 30, 2014 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$34,443
Short-term investments	2,741
Cash	1,330
Less: Derivative collateral	1,060
Total	$37,454
Capital resources available to fund liquidity upon contractholder surrender are a function of the legal entity in which the liquidity requirement resides. Generally, obligations of Group Benefits will be funded by Hartford Life and Accident Insurance Company. Obligations of Talcott Resolution will generally be funded by Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. Contractholder obligations of the former Retirement Plans business were funded by Hartford Life Insurance Company and of the former Individual Life business were funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. See Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in January 2013.
HLIC, an indirect wholly-owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of June 30, 2014, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	June 30, 2014
Total Life contractholder obligations	$194,716
Less: Separate account assets [1]	141,523
General account contractholder obligations	$53,193
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$22,325
U.S. Fixed MVA annuities and Other [3]	9,429
Guaranteed investment contracts (“GIC”) [4]	30
Other [5]	21,409
General account contractholder obligations	$53,193

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Due to the sale of HLIKK the Company's life, annuity and disability total obligations were reduced by approximately 5.6%, or $18 billion. Excluding the sale of HLIKK, there have been no material changes to the Company’s aggregate contractual obligations since the filing of the Company’s 2013 Form 10-K Annual Report. There have been no material changes to the Company's off-balance sheet arrangements since the filing of the Company’s 2013 Form 10-K Annual Report.
Capitalization
The capital structure of The Hartford as of June 30, 2014 and December 31, 2013 consisted of debt and stockholders’ equity, summarized as follows:

	June 30, 2014	December 31, 2013	Change
Short-term debt (includes current maturities of long-term debt)	$289	$200	45%
Short-term due on revolving credit facility	—	238	(100)%
Long-term debt	5,819	6,106	(5)%
Total debt [1]	6,108	6,544	(7)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	18,266	18,984	(4)%
AOCI, net of tax	1,162	(79)	NM
Total stockholders’ equity	$19,428	$18,905	3%
Total capitalization including AOCI	$25,536	$25,449	—%
Debt to stockholders’ equity	31%	35%
Debt to capitalization	24%	26%

[1]	Total debt of the Company excludes $77 and $84 of consumer notes as of June 30, 2014 and December 31, 2013, respectively.
The Hartford’s total capitalization increased $0.1 billion, or 0.3%, from December 31, 2013 to June 30, 2014 primarily due to an increase in AOCI, net of tax. AOCI, net of tax, increased from December 31, 2013 to June 30, 2014 primarily due to net unrealized capital gains from securities.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 18 - Changes in and Reclassifications From Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements and Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$510	$408
Net cash provided by used for investing activities	$1,729	$1,519
Net cash used for financing activities	$(2,040)	$(2,371)
Cash – end of period	$1,512	$1,740
Cash provided by operating activities increased in 2014 primarily due to a decrease in loss and loss adjustment expenses.
Cash provided by investing activities in 2014 primarily relates to net proceeds from available for sale securities of $2.1 billion, proceeds from business sold of $963, offset by change in short-term investments of $1.5 billion. Cash provided by investing activities in 2013 primarily relates to net proceeds from available for sale securities of $2.4 billion, proceeds from businesses sold of $485, offset by net purchases of derivatives of $1.3 billion.
Cash used for financing activities in 2014 consists primarily of $1.1 billion related to net activity for investments and universal life products, repayment of debt of $200, and acquisition of treasury stock of $651. Cash used for financing activities in 2013 consists primarily of repurchases of long-term debt of $1.0 billion, and net decreases in securities loaned or sold of $847.
Operating cash flows for the six months ended June 30, 2014 and 2013 have been adequate to meet liquidity requirements. On June 30, 2014, the Company completed the sale of its Japan annuity business. The operations of this business are reported as discontinued operations and are primarily in Net cash provided by operating activities. For further information regarding these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. The sale of this business is not expected to have a material impact on the liquidity of the Company.
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

On July 28, 2014 Fitch Ratings announced it plans to withdraw the ratings on Hartford Financial Services Group, Inc. and its subsidiaries on or about August 28, 2014, for commercial reasons.

The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of July 23, 2014.

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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries [1]	$7,011	$6,639
Property and casualty insurance subsidiaries	8,069	8,022
Total	$15,080	$14,661
[1] Subsequent to June 30, 2014, the U.S. life insurance subsidiaries paid $500 of dividends to HLI.
Statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $372, primarily due to variable annuity surplus impacts of $247, change in deferred income tax of $151, change in unrealized gains from other invested assets carrying values of $129, and partially offset by the decreases in other surplus changes of $155. Effective April 30, 2014, the last domestic captive ceased operations.
Statutory capital and surplus for property and casualty increased by $47, primarily due to net income of $472, capital contributions of $5, and unrealized gains of $8, and a decrease of statutory nonadmitted assets of $40, partially offset by dividends to HFSG Holding Company of $400, and a reduction of deferred tax assets of $78. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company held regulatory capital and surplus for its former operations in Japan until the sale of those operations on June 30, 2014. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion as of December 31, 2013.
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
Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”)
On December 26, 2007, the President signed TRIPRA extending the Terrorism Risk Insurance Act of 2002 (“TRIA”) through the end of 2014. The Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through TRIPRA, as private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. TRIPRA is due to expire at the end of 2014 unless Congress takes legislative action to reauthorize it. If Congress fails to act, the Company may be required to take actions to reduce its exposure to terrorism risks, which could negatively impact its business. Even if Congress extends TRIPRA beyond 2014, it could make changes that would negatively impact the Company. For example, legislation passed by the Senate Banking Committee on June 3, 2014 would extend TRIA for seven years, but would also raise the co-share for insurers and reduce the total amount of losses covered by the federal government. For additional information on TRIPRA see “Terrorism” under the Insurance Risk Management section of the MD&A.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of June 30, 2014.
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

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed below and in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.
The changes to the risk factors noted below are principally due to the Company’s sale of all of the issued and outstanding equity of Hartford Life Insurance KK on June 30, 2014 and updates to the Company’s capital management plan.
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
Despite the rise in U.S. equity markets in 2013 and 2014, there continues to be uncertainty regarding the timing and strength of an economic recovery, which may adversely affect our business, financial condition, results of operations and liquidity. Weak economic conditions, such as continued high unemployment, low labor force participation, lower family income, higher tax rates, including on small business owners, lower business investment and lower consumer spending have adversely affected or may in the future adversely affect the demand for financial and insurance products, as well as their profitability in some cases. These weak economic conditions are also likely to result in the persistence of a sustained low interest rate environment as well as volatility in other capital market conditions, which will continue to pressure our investment results.
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

Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S.. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S., the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted in the past and may result in the future in the need to devote significant additional capital to support the fixed MVA product.
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
Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar or real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to equity market and interest rate fluctuations. Because of the accounting asymmetries between our economic targets and statutory and GAAP accounting, rising equity markets or rising interest rates may result in statutory or GAAP losses.
Risks Relating to Estimates, Assumptions and Valuations
If assumptions used in estimating future gross profits differ from actual experience, we may be required to accelerate the amortization of DAC and increase reserves for guaranteed minimum death and income benefits, which could have a material adverse effect on our results of operations and financial condition.
The Company deferred acquisition costs associated with the prior sales of its variable annuity products. Deferred acquisition costs for the U.S. block are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in investment returns are most likely to impact the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, as well as the effect of increased surrenders, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDB, which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.

Financial Strength, Credit and Counterparty Risks
The amount of statutory capital that we have, and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements, can vary significantly from time to time and is sensitive to a number of factors outside of our control, including equity market, credit market and interest rate conditions, changes in policyholder behavior, changes in rating agency models, and changes in regulations.
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates, the impact of internal reinsurance arrangements, and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
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
The Company also has exposure to foreign-based issuers of securities and providers of reinsurance. These foreign issuers include European issuers as well as certain emerging market issuers. Despite the recent stabilization in the European market, there are still fundamental structural issues that remain and may result in the re-emergence of fiscal and economic issues. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the U.S. Federal Reserve tapering its monetary stimulus, an economic slowdown in China, and the devaluation of certain currencies. Further details of the European and certain emerging market private and sovereign issuers held within the investment portfolio can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management in The Hartford’s 2013 Annual Report on Form 10-K. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management in The Hartford’s 2013 Annual Report on Form 10-K.
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
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We are also subject to equity market volatility related to these benefits, including the GMWB and GMDB associated with in-force variable annuities. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. However, due to the severe economic conditions experienced in recent years, we adjusted our risk management program to place greater relative emphasis on the protection of economic value. This shift in relative emphasis has resulted in greater statutory and U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates and declines in volatility. While we believe that these actions have improved the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and, in turn, may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Regulatory and Legal Risks
Potential changes in regulation may increase our business costs and required capital levels, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
We are subject to extensive laws and regulations that are complex, subject to change and often conflicting in their approach or intended outcomes. Compliance with these laws and regulations is costly and can affect our strategy, as well as the demand for and profitability of the products we offer.
State insurance laws regulate most aspects of our insurance businesses, and our insurance subsidiaries are regulated by the insurance departments of the states in which they are domiciled, licensed or authorized to conduct business. These regulatory regimes are generally designed to protect the interests of policyholders rather than insurers, their shareholders and other investors. U.S. state laws grant insurance regulatory authorities broad administrative powers with respect to, among other things, licensing and authorization for lines of business, statutory capital and reserve requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.
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
In addition, our international operations are subject to regulation in the relevant jurisdictions in which they operate which in many ways is similar to the state regulation outlined above, with similar related restrictions and obligations. Our asset management businesses are also subject to extensive regulation in the various jurisdictions where they operate. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory clients and generally grant supervisory authorities broad administrative powers. Compliance with these laws and regulations is costly, time consuming and personnel intensive, and may have an adverse effect on our business, financial condition, results of operations and liquidity. See the risk factor, “The impact of regulatory initiatives, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.”
Other Operational Risks
The success of the realignment of our businesses, our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, are subject to material challenges, uncertainties and risks which could adversely affect our business, financial condition, results of operations and liquidity.
The success of the realignment of our businesses and our capital management plan remain subject to material challenges, uncertainties and risks. We may not achieve all of the benefits we expect to derive from our plan to repurchase our equity and reduce our debt over the course of 2014 and 2015 and our decision to focus on our Property and Casualty, Group Benefits and Mutual Fund businesses, place our Individual Annuity business into runoff and sell the Individual Life, Retirement Plans, and Japan annuity businesses. Our capital management plan is subject to execution risks, including, among others, risks related to market fluctuations and investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will in fact complete our capital management plan over the planned time frame or at all. Further, while the Company continues to actively consider alternatives for reducing the size and risk of the U.S. variable annuity book, opportunities to do so may be limited and any initiatives pursued, which may include divestitures, may not achieve the anticipated benefits and may negatively impact our statutory capital, net income, core earnings or shareholders’ equity. Initiatives to reduce expenses so that our ongoing businesses remain or become cost efficient may not be successful and we may not be able to reduce Corporate and shared services expenses in the manner and on the schedule we currently anticipate. We may take further actions beyond the capital management plan and business realignment, which may include acquisitions, divestitures or restructurings that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
April 1, 2014 - April 30, 2014	8,677,618	$34.59	8,677,554	$1,400
May 1, 2014 - May 31, 2014	1,490,558	$34.22	1,469,600	$1,350
June 1, 2014 - June 30, 2014	—	$—	—	$1,350
Total	10,168,176	$34.54	10,147,154

[1]
In July 2014, the Board of Directors approved an increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2.775 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015. The Company’s repurchase authorization, which expires on December 31, 2015, permits purchases of common stock, as well as warrants or other derivative securities. Repurchases may be made in the open market, through derivative, accelerated share repurchase and other privately negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The timing of any future repurchases will be dependent upon several factors, including the market price of the Company’s securities, the Company’s capital position, consideration of the effect of any repurchases on the Company’s financial strength or credit ratings, and other corporate considerations. The repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Item 6. EXHIBITS

See Exhibits Index on page	152.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	July 30, 2014	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED JUNE 30, 2014
FORM 10-Q
EXHIBITS INDEX

Exhibit No.	Description	Form	File No.	Exhibit No	Filing Date
3.02	Amended and Restated By-Laws of The Hartford Financial Services Group, Inc. (“The Hartford”), effective amended on June 9, 2014.	8-K	001-13958	3.1	06/08/14

10.01	Stock Purchase Agreement by and among Hartford Life, Inc., ORIX Life Insurance Corporation and ORIX Corporation, dated April 28, 2014.	8-K	001-13958	2.1	04/28/14

*10.02	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014	S-8	333-197671	4.03	7/28/2014

*10.03	Form of Key Executive Employment Protection Agreement between The Hartford and Key Executive Officer, effective as of June 9, 2014.**

*10.04	Form of Transition Agreement between The Hartford and Key Executive Officer, effective as of June 9, 2014.**

*10.05	The Hartford 2014 Incentive Stock Plan Forms for Individual Award Agreements.**

*10.06	The Hartford 2014 Incentive Stock Plan Forms for Non-Employee Directors.**

*10.07	Summary of Annual Executive Bonus Program.**

15.01	Deloitte & Touche LLP Letter of Awareness.**

31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.