Form 10-Q
period 2014-09-30
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2014-10-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 22, 2014, there were outstanding 431,481,274 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Forward-Looking Statements
Certain of the statements contained herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” “projects,” and similar references to future periods.
Forward-looking statements are based on our current expectations and assumptions regarding economic, competitive, legislative and other developments. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2013 Form 10-K Annual Report and Part II, IA, Risk Factors in The Hartford's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. These important risks and uncertainties include:

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

•
volatility in our statutory and United States ("U.S.") GAAP earnings and potential material changes to our results resulting from our adjustment of our risk management program to emphasize protection of economic value;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013 and statements of changes in stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company's management.
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

DELOITTE & TOUCHE LLP
Hartford, Connecticut
October 27, 2014

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2014	2013	2014	2013
	(Unaudited)
Revenues
Earned premiums	$3,337	$3,338	$9,958	$9,885
Fee income	524	538	1,522	1,561
Net investment income	810	787	2,402	2,453
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(15)	(28)	(46)	(78)
OTTI losses recognized in other comprehensive income (“OCI”)	1	2	3	19
Net OTTI losses recognized in earnings	(14)	(26)	(43)	(59)
Net realized capital gains on business dispositions	—	—	—	1,575
Other net realized capital gains	83	157	73	280
Total net realized capital gains	69	131	30	1,796
Other revenues	29	68	85	201
Total revenues	4,769	4,862	13,997	15,896
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,624	2,764	8,223	8,345
Amortization of deferred policy acquisition costs and present value of future profits	580	594	1,348	1,414
Insurance operating costs and other expenses	976	964	2,889	3,060
Loss on extinguishment of debt	—	—	—	213
Reinsurance loss on dispositions, including reduction in goodwill of $156	—	—	—	1,574
Interest expense	93	94	282	301
Total benefits, losses and expenses	4,273	4,416	12,742	14,907
Income from continuing operations before income taxes	496	446	1,255	989
Income tax expense	108	81	251	148
Income from continuing operations, net of tax	388	365	1,004	841
Loss from discontinued operations, net of tax	—	(72)	(588)	(979)
Net income (loss)	$388	$293	$416	$(138)
Preferred stock dividends	—	—	—	10
Net income (loss) available to common shareholders	$388	$293	$416	$(148)
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$0.89	$0.81	$2.25	$1.86
Diluted	$0.86	$0.74	$2.15	$1.71
Net income (loss) available to common shareholders per common share
Basic	$0.89	$0.65	$0.93	$(0.33)
Diluted	$0.86	$0.60	$0.89	$(0.28)
Cash dividends declared per common share	$0.18	$0.15	$0.48	$0.35
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
	(Unaudited)
Comprehensive Income
Net income (loss)	$388	$293	$416	$(138)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	(62)	(174)	1,206	(2,430)
Change in OTTI losses recognized in other comprehensive income	2	3	7	27
Change in net gain (loss) on cash-flow hedging instruments	(21)	(21)	12	(261)
Change in foreign currency translation adjustments	(13)	92	(91)	(222)
Change in pension and other postretirement plan adjustments	9	9	22	26
Total other comprehensive income (loss)	(85)	(91)	1,156	(2,860)
Total comprehensive income (loss)	$303	$202	$1,572	$(2,998)
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $55,898 and $60,641) (includes variable interest entity assets, at fair value, of $0 and $31)	$59,586	$62,357
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $178 and $161)	464	844
Equity securities, trading, at fair value (cost of $11 and $14,504)	12	19,745
Equity securities, available-for-sale, at fair value (cost of $612 and $850)	648	868
Mortgage loans (net of allowances for loan losses of $19 and $67)	5,730	5,598
Policy loans, at outstanding balance	1,425	1,420
Limited partnerships and other alternative investments (includes variable interest entity assets of $3 and $4)	3,027	3,040
Other investments	326	521
Short-term investments (includes variable interest entity assets, at fair value, of $14 and $3)	5,013	4,008
Total investments	76,231	98,401
Cash (includes variable interest entity assets, at fair value, of $8 and $0)	440	1,428
Premiums receivable and agents’ balances, net	3,540	3,465
Reinsurance recoverables, net	22,814	23,330
Deferred policy acquisition costs and present value of future profits	1,868	2,161
Deferred income taxes, net	2,890	3,840
Goodwill	498	498
Property and equipment, net	816	877
Other assets	1,684	2,998
Separate account assets	136,319	140,886
Total assets	$247,100	$277,884
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,442	$41,373
Other policyholder funds and benefits payable	32,748	39,029
Other policyholder funds and benefits payable – international variable annuities	—	19,734
Unearned premiums	5,389	5,225
Short-term debt	289	438
Long-term debt	5,819	6,106
Other liabilities (includes variable interest entity liabilities of $8 and $33)	6,259	6,188
Separate account liabilities	136,319	140,886
Total liabilities	228,265	258,979
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	9,013	9,894
Retained earnings	10,886	10,683
Treasury stock, at cost — 57,353,664 and 37,632,782 shares	(2,146)	(1,598)
Accumulated other comprehensive income (loss), net of tax	1,077	(79)
Total stockholders’ equity	18,835	18,905
Total liabilities and stockholders’ equity	$247,100	$277,884
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Nine Months Ended September 30,
(In millions, except for share data)	2014	2013
	(Unaudited)
Preferred Stock
Balance, beginning of period	$—	$556
Conversion of shares to common stock	—	(556)
Balance, end of period	$—	$—
Common Stock	5	5
Additional Paid-in Capital, beginning of period	9,894	10,038
Repurchase of warrants	—	(33)
Forward purchase of shares under accelerated share repurchase agreement	(131)	—
Issuance of shares under incentive and stock compensation plans	12	(47)
Tax benefits on employee stock options and awards	4	3
Conversion of mandatory convertible preferred stock	—	556
Issuance of shares for warrant exercise	(766)	(103)
Additional Paid-in Capital, end of period	9,013	10,414
Retained Earnings, beginning of period	10,683	10,745
Net income (loss)	416	(138)
Dividends on preferred stock	—	(10)
Dividends declared on common stock	(213)	(158)
Retained Earnings, end of period	10,886	10,439
Treasury Stock, at Cost, beginning of period	(1,598)	(1,740)
Treasury stock acquired	(971)	(105)
Repurchase of shares under accelerated share repurchase agreement	(394)	(270)
Issuance of shares under incentive and stock compensation plans from treasury stock	65	114
Return of shares under incentive and stock compensation plans and other to treasury stock	(14)	(15)
Issuance of shares for warrant exercise	766	103
Treasury Stock, at Cost, end of period	(2,146)	(1,913)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(79)	2,843
Total other comprehensive income (loss)	1,156	(2,860)
Accumulated Other Comprehensive Income, net of tax, end of period	1,077	(17)
Total Stockholders’ Equity	$18,835	$18,928
Common Shares Outstanding beginning of period (in thousands)	453,290	436,306
Treasury stock acquired	(39,066)	(12,680)
Issuance of shares under incentive and stock compensation plans	1,562	2,101
Return of shares under incentive and stock compensation plans and other to treasury stock	(393)	(548)
Conversion of mandatory convertible preferred shares	—	21,178
Issuance of shares for warrant exercise	18,177	2,136
Common Shares Outstanding, at end of period	433,570	448,493
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions)	2014	2013
Operating Activities	(Unaudited)
Net income (loss)	$416	$(138)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,348	2,321
Additions to deferred policy acquisition costs and present value of future profits	(1,032)	(1,003)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	405	(104)
Change in reinsurance recoverables	(108)	(405)
Change in receivables and other assets	(221)	(664)
Change in payables and accruals	(840)	572
Change in accrued and deferred income taxes	43	(536)
Net realized capital gains	127	(1,117)
Net disbursements from investment contracts related to policyholder funds—international variable annuities	(3,992)	(4,858)
Net decrease in equity securities, trading	3,992	4,858
Depreciation and amortization	152	140
Loss on extinguishment of debt	—	213
Reinsurance loss on dispositions	—	1,574
Loss on sale of business	659	102
Other operating activities, net	(54)	(52)
Net cash provided by operating activities	895	903
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	19,960	22,104
Fixed maturities, fair value option	378	60
Equity securities, available-for-sale	293	196
Mortgage loans	333	349
Partnerships	322	200
Payments for the purchase of:
Fixed maturities, available-for-sale	(17,247)	(19,636)
Fixed maturities, fair value option	(320)	(95)
Equity securities, available-for-sale	(210)	(144)
Mortgage loans	(466)	(575)
Partnerships	(221)	(192)
Proceeds from business sold	963	485
Derivatives, net	115	(1,690)
Change in policy loans, net	8	44
Additions to property and equipment, net	(57)	—
Change in short-term investments, net	(1,919)	581
Other investing activities, net	(13)	1
Net cash provided by investing activities	1,919	1,688
Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,448	7,186
Withdrawals and other deductions from investment and universal life-type contracts	(18,416)	(20,179)
Net transfers from separate accounts related to investment and universal life-type contracts	11,202	12,242
Repayments at maturity or settlement of consumer notes	(13)	(78)
Net decrease in securities loaned or sold under agreements to repurchase	—	(1,036)
Repurchase of warrants	—	(33)
Repayment of debt	(200)	(1,338)
Proceeds from the issuance of debt	—	295
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	12	17
Treasury stock acquired	(1,496)	(375)
Dividends paid on preferred stock	—	(21)
Dividends paid on common stock	(213)	(134)
Net cash used for financing activities	(3,676)	(3,454)
Foreign exchange rate effect on cash	(126)	(21)
Transfer of cash to held for sale	—	(115)
Net decrease in cash	(988)	(999)
Cash – beginning of period	1,428	2,421
Cash – end of period	$440	$1,422
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(78)	$140
Interest paid	$268	$293
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
On December 12, 2013, the Company completed the sale of all of the issued and outstanding equity of Hartford Life International Limited, a U.K. company ("HLIL"), to Columbia Insurance Company, a Berkshire Hathaway company.
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
The accompanying Condensed Consolidated Financial Statements and Notes as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013 are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. In 2014, a subsidiary of the Company changed its method of reporting revenues and expenses. Fee income and directly related expenses previously reported as gross amounts are being reported as a net amount in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations. This change in the method of reporting revenues and expenses did not have a material impact on the Company’s condensed consolidated results of operations, financial position or liquidity. The Condensed Consolidated Financial Statements have been retrospectively adjusted to conform to the current year presentation.
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
Discontinued Operations
The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company presents the operations of businesses that meet these criteria as discontinued operations in the Condensed Consolidated Financial Statements. Accordingly, results of operations for prior periods are retrospectively reclassified. For information on the specific businesses and related impacts, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Business Dispositions
Sale of Hartford Life Insurance KK
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company for cash proceeds of $963, subject to certain purchase price adjustments pending final valuation of HLIKK in accordance with the purchase and sale agreement. The purchase price adjustment is expected to be finalized in fourth quarter 2014 and the impact on the Company’s results of operations, financial position and liquidity is expected to be immaterial. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and has been in runoff since 2009. The sale transaction resulted in an after-tax loss upon disposition of $659 in the nine months ended September 30, 2014. The operations of the Company's Japan business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements. The Company's Japan business is included in the Talcott Resolution reporting segment.
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and Hartford Life Insurance Company ("HLIC") by terminating intercompany agreements. Upon closing, the Buyer is responsible for all liabilities for the recaptured business. The Company has, however, continued to provide reinsurance for approximately $1.1 billion of Japan fixed payout annuities.
The major classes of assets and liabilities transferred by the Company in connection with the sale of HLIKK are as follows:

Carrying Value
As of Closing
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
Sale of Hartford Life International Limited
On December 12, 2013, the Company completed the sale of all of the issued and outstanding equity of HLIL in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited, a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $102 upon disposition for the nine months ended September 30, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements. The Company's U.K. variable annuities business is included in the Talcott Resolution reporting segment.
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $25 for the nine months ended September 30, 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized $634 in reinsurance loss on disposition offset by $634 in net realized capital gains for the nine months ended September 30, 2013.
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
Upon closing the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax, for the nine months ended September 30, 2013. In addition, the Company reinsured $8.7 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Individual Life business. The Company continued to sell life insurance products and riders during the transition period which ended on June 30, 2014. Prudential has assumed all expenses and risk for these sales through the reinsurance agreement.
For additional information regarding business dispositions, see Note 2 - Business Dispositions and Note 9 - Goodwill and Other Intangible Assets in The Hartford's 2013 Annual Report on Form 10-K.
Sale of Catalyst 360
On December 31, 2013 the Company completed the sale of its member contact center for health insurance products offered through the AARP Health Program ("Catalyst 360") to Optum, Inc., a division of UnitedHealth Group. The impact of this transaction was not material to the Company's results of operations, financial position or liquidity. The Company will provide limited transition services for 18-24 months following the sale. Catalyst 360 is included in the Consumer Markets reporting segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for per share data)	2014	2013	2014	2013
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$388	$365	$1,004	$841
Less: Preferred stock dividends	—	—	—	10
Income from continuing operations, net of tax, available to common shareholders	$388	$365	$1,004	$831
Add: Dilutive effect of preferred stock dividends	—	—	—	10
Income from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	$388	$365	$1,004	$841
Loss from discontinued operations, net of tax	$—	$(72)	$(588)	$(979)
Net income (loss)
Net income (loss)	$388	$293	$416	$(138)
Less: Preferred stock dividends	—	—	—	10
Net income (loss) available to common shareholders	$388	$293	$416	$(148)
Add: Dilutive effect of preferred stock dividends	—	—	—	10
Net income (loss) available to common shareholders and assumed conversion of preferred shares	$388	$293	$416	$(138)
Shares
Weighted average common shares outstanding, basic	437.2	452.1	445.9	446.6
Dilutive effect of warrants	7.7	33.9	13.9	33.0
Dilutive effect of stock compensation plans	5.9	4.6	6.1	4.2
Dilutive effect of mandatory convertible preferred shares	—	—	—	8.3
Weighted average shares outstanding and dilutive potential common shares [1]	450.8	490.6	465.9	492.1
Earnings (loss) per common share
Basic
Income from continuing operations, net of tax, available to common shareholders	$0.89	$0.81	$2.25	$1.86
Loss from discontinued operations, net of tax	—	(0.16)	(1.32)	(2.19)
Net income (loss) available to common shareholders	$0.89	$0.65	$0.93	$(0.33)
Diluted
Income from continuing operations, net of tax, available to common shareholders	$0.86	$0.74	$2.15	$1.71
Loss from discontinued operations, net of tax	—	(0.14)	(1.26)	(1.99)
Net income (loss) available to common shareholders	$0.86	$0.60	$0.89	$(0.28)
[1] For additional information, see Note 13 - Equity of Notes to Condensed Consolidated Financial Statements.

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
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's individual annuity, the retained Japan fixed payout annuity liabilities, institutional and private-placement life insurance businesses. The Company's individual annuity business consists of U.S. annuity products for individuals, which include variable, fixed, and payout annuity products. In addition, Talcott Resolution includes the Retirement Plans and Individual Life businesses sold in January 2013 and the Company's discontinued Japan and U.K. annuity businesses. For further, information regarding the sale of these businesses, see Note 2 - Business Dispositions and Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income (loss)	2014	2013	2014	2013
Property & Casualty Commercial	$280	$174	$721	$619
Consumer Markets	73	68	142	160
Property & Casualty Other Operations	14	22	(108)	(28)
Group Benefits	37	31	143	134
Mutual Funds	22	19	64	57
Talcott Resolution	28	7	(331)	(619)
Corporate	(66)	(28)	(215)	(461)
Net income (loss)	$388	$293	$416	$(138)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2014	2013	2014	2013
Earned premiums and fee income
Property & Casualty Commercial
Workers’ compensation	$738	$751	$2,204	$2,225
Property	142	132	415	384
Automobile	149	146	438	434
Package business	294	285	866	851
Liability	144	142	435	421
Fidelity and surety	55	51	158	152
Professional liability	56	56	162	170
Total Property & Casualty Commercial	1,578	1,563	4,678	4,637
Consumer Markets
Automobile	662	637	1,948	1,882
Homeowners	302	288	890	847
Total Consumer Markets [1]	964	925	2,838	2,729
Group Benefits
Group disability	357	357	1,091	1,086
Group life	354	435	1,113	1,289
Other	42	39	125	120
Total Group Benefits	753	831	2,329	2,495
Mutual Funds
Retail and Retirement	150	131	436	383
Annuity	35	37	106	110
Total Mutual Funds	185	168	542	493
Talcott Resolution	379	387	1,084	1,085
Corporate	2	2	9	7
Total earned premiums and fee income	3,861	3,876	11,480	11,446
Net investment income	810	787	2,402	2,453
Net realized capital gains	69	131	30	1,796
Other revenues	29	68	85	201
Total revenues	$4,769	$4,862	$13,997	$15,896

[1]
For the three months ended September 30, 2014 and 2013, AARP members accounted for earned premiums of $772 and $729, respectively. For the nine months ended September 30, 2014 and 2013, AARP members accounted for earned premiums of $2.3 billion and $2.1 billion , respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements

The following section applies to the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1
Observable inputs that reflect quoted prices for identical assets, or liabilities, in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds reported in separate account assets, and exchange-traded derivative instruments.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability, or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are limited partnerships and other alternative assets measured at fair value where an investment can be redeemed, or substantially redeemed, at the NAV at the measurement date or in the near-term, not to exceed 90 days. Derivative instruments classified within Level 2 are priced using observable market inputs such as swap yield curves and credit default swap curves.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative instruments, as well as limited partnerships and other alternative investments carried at fair value that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs, as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $278 and $1.9 billion, for the three and nine months ended September 30, 2014, respectively, and $443 and $909 for the three and nine months ended September 30, 2013, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three and nine months ended September 30, 2014 and 2013, there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.
The following tables present assets and liabilities carried at fair value by hierarchy level. These disclosures provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments to allow users to assess the relative reliability of the measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$2,439	$—	$2,298	$141
Collateralized debt obligations ("CDOs")	2,445	—	1,855	590
Commercial mortgage-backed securities ("CMBS")	4,482	—	4,151	331
Corporate	27,714	—	26,571	1,143
Foreign government/government agencies	1,672	—	1,623	49
Municipal	12,761	—	12,697	64
Residential mortgage-backed securities ("RMBS")	3,995	—	2,737	1,258
U.S. Treasuries	4,078	575	3,503	—
Total fixed maturities	59,586	575	55,435	3,576
Fixed maturities, FVO	464	—	366	98
Equity securities, trading	12	12	—	—
Equity securities, AFS	648	386	174	88
Derivative assets
Credit derivatives	28	—	13	15
Foreign exchange derivatives	(73)	—	(73)	—
Interest rate derivatives	5	—	(12)	17
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	96	—	9	87
Macro hedge program	81	—	—	81
Other derivative contracts	13	—	—	13
Total derivative assets [1]	150	—	(63)	213
Short-term investments	5,013	697	4,316	—
Limited partnerships and other alternative investments [2]	791	—	704	87
Reinsurance recoverable for GMWB	36	—	—	36
Modified coinsurance reinsurance contracts	41	—	41	—
Separate account assets [3]	133,490	93,002	39,697	791
Total assets accounted for at fair value on a recurring basis	$200,231	$94,672	$100,670	$4,889
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
Guaranteed withdrawal benefits	$(56)	$—	$—	$(56)
Equity linked notes	(23)	—	—	(23)
Total other policyholder funds and benefits payable	(79)	—	—	(79)
Derivative liabilities
Credit derivatives	(38)	—	(21)	(17)
Equity derivatives	23	—	21	2
Foreign exchange derivatives	(357)	—	(357)	—
Interest rate derivatives	(560)	—	(533)	(27)
GMWB hedging instruments	28	—	(22)	50
Macro hedge program	53	—	—	53
Total derivative liabilities [4]	(851)	—	(912)	61
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(932)	$—	$(912)	$(20)

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

[1]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of September 30, 2014 and December 31, 2013, $157 and $128, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheet and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]	Approximately $2.8 billion and $2.4 billion of investment sales receivable that are not subject to fair value accounting are excluded as of September 30, 2014 and December 31, 2013, respectively.

[4]
Includes OTC and OTC-cleared derivative instruments in a net negative market value position (derivative liability) after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. In the Level 3 roll-forward table included below in this Note 5, the derivative assets and liabilities are referred to as “freestanding derivatives” and are presented on a net basis.

[5]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.
Determination of Fair Values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and liabilities based on quoted market prices where available, and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity, and where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above tables.
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance, and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes described in more detail in the following paragraphs.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The Company also has an enterprise-wide Operational Risk Management function, led by the Chief Operational Risk Officer, which is responsible for establishing, maintaining and communicating the framework, principles and guidelines of the Company's operational risk management program. This includes model risk management which provides an independent review of the suitability, characteristics and reliability of model inputs, as well as an analysis of significant changes to current models.

AFS Securities, Fixed Maturities, FVO, Equity Securities, Trading, and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in active and orderly markets (e.g. not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, and then the remaining unpriced securities are submitted to independent brokers for prices, or priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities, sale trade prices that differ over 3% from the prior day’s price, and purchase trade prices that differ more than 3% from the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends, and back testing recent trades.

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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of September 30, 2014 and December 31, 2013, 96% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives, as well as for any existing deals with a market value greater than $10 and all new deals during the month. In addition, on a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.
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
Limited partnerships and other alternative investments
Limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis, and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company will assess impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others are classified as Level 2.

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
For most of the Company’s debt securities, the following inputs are typically used in the Company’s pricing methods: reported trades, benchmark yields, bids and/or estimated cash flows. For securities, except U.S. Treasuries, inputs also include issuer spreads which may consider credit default swaps. Derivative instruments are valued using mid-market inputs that are predominantly observable in the market.
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

Securities	Unobservable Inputs
	As of September 30, 2014
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS	$331	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	48	bps	2,457	bps	302	bps	Decrease
Corporate [3]	578	Discounted cash flows	Spread	75	bps	697	bps	254	bps	Decrease
Municipal [3]	31	Discounted cash flows	Spread	193	bps	193	bps	193	bps	Decrease
RMBS	1,258	Discounted cash flows	Spread	44	bps	1,475	bps	140	bps	Decrease
			Constant prepayment rate	—%		7.0%		2.0%		Decrease [4]
			Constant default rate	1.0%		15.0%		8.0%		Decrease
			Loss severity	—%		100.0%		78.0%		Decrease
	As of December 31, 2013
CMBS	$663	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99	bps	3,000	bps	527	bps	Decrease
Corporate [3]	665	Discounted cash flows	Spread	119	bps	5,594	bps	344	bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184	bps	184	bps	184	bps	Decrease
RMBS	1,272	Discounted cash flows	Spread	62	bps	1,748	bps	232	bps	Decrease
			Constant prepayment rate	—%		10.0%		3.0%		Decrease [4]
			Constant default rate	1.0%		22.0%		8.0%		Decrease
			Loss severity	—%		100.0%		80.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Freestanding Derivatives	Unobservable Inputs
	As of September 30, 2014
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(27)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Increase
Interest rate swaptions	17	Option model	Interest rate volatility	3%	4%	Increase
GMWB hedging instruments
Equity options	44	Option model	Equity volatility	20%	32%	Increase
Customized swaps	93	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program [2]
Equity options	169	Option model	Equity volatility	23%	24%	Increase
	As of December 31, 2013
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International program hedging [2]
Equity options	(35)	Option model	Equity volatility	24%	37%	Increase
Short interest rate swaptions	(13)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	50	Option model	Interest rate volatility	1%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company based fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities and FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. However, the Company believes the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and counterparty credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three and nine months ended September 30, 2014, no significant adjustments were made by the Company to broker prices received.
As of September 30, 2014 and December 31, 2013, excluded from the tables above are limited partnerships and other alternative investments which total $87 and $108, respectively, of level 3 assets measured at fair value. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations or the GMWB reinsurance recoverables will not be fulfilled (commonly referred to as "nonperformance risk”). The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $2 and $0, for the three months ended September 30, 2014 and 2013, respectively, and $2 and $13 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013 the credit standing adjustment was $1 and $(1), respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $31, for the three and nine months ended September 30, 2014 and $75, for the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013 the behavior risk margin was $77 and $108, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $(8) and $22, for the three months ended September 30, 2014 and 2013, respectively and $12 and $29 for the nine months ended September 30, 2014 and 2013.

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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. Separate account assets classified as Level 3 primarily include limited partnerships in which fair value represents the separate account’s share of the fair value of the equity in the investment (“net asset value”) and are classified in Level 3, based on the Company’s ability to redeem its investment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the three and nine months ended September 30, 2014 and 2013, for the financial instruments classified as Level 3.
For the three months ended September 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2014	$73	$612	$471	$1,205	$55	$63	$1,295	$3,774	$139
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	12	(1)	(2)	—	—	3	12	1
Included in OCI [3]	—	(5)	2	(7)	—	1	3	(6)	—
Purchases	35	—	25	21	—	—	120	201	4
Settlements	—	(17)	(155)	(16)	(1)	—	(47)	(236)	(46)
Sales	—	(12)	—	(18)	(5)	—	(116)	(151)	—
Transfers into Level 3 [4]	75	—	11	25	—	—	—	111	—
Transfers out of Level 3 [4]	(42)	—	(22)	(65)	—	—	—	(129)	—
Fair value as of September 30, 2014	$141	$590	$331	$1,143	$49	$64	$1,258	$3,576	$98
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$—	$(1)	$(2)	$—	$—	$—	$(3)	$1

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of June 30, 2014	$80	$(1)	$2	$21	$97	$120	$15	$254
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	(4)	—	(5)	40	11	(2)	40
Included in OCI [3]	(1)	—	—	—	—	—	—	—
Purchases	9	(3)	—	—	—	3	—	—
Transfers into Level 3 [4]	—	—	—	(26)	—	—	—	(26)
Transfers out of Level 3 [4]	—	6	—	—	—	—	—	6
Fair value as of September 30, 2014	$88	$(2)	$2	$(10)	$137	$134	$13	$274
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$(4)	$—	$(4)	$41	$11	$(1)	$43

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of June 30, 2014	$67	$31	$813
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	2	4
Purchases	20	—	33
Settlements	—	3	(1)
Sales	—	—	(56)
Transfers into Level 3 [4]	—	—	1
Transfers out of Level 3 [4]	—	—	(3)
Fair value as of September 30, 2014	$87	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$2	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of June 30, 2014	$2	$(22)	$(20)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(37)	(1)	(38)	—
Settlements	(21)	—	(21)	—
Fair value as of September 30, 2014	$(56)	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(37)	$(1)	$(38)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the nine months ended September 30, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	12	29	(20)	(2)	—	11	30	16
Included in OCI [3]	3	3	(22)	21	7	5	13	30	—
Purchases	72	—	115	112	3	16	383	701	14
Settlements	(2)	(52)	(235)	(41)	(3)	—	(143)	(476)	(121)
Sales	(18)	(12)	(103)	(129)	(21)	(1)	(223)	(507)	(4)
Transfers into Level 3 [4]	75	72	16	225	—	—	—	388	1
Transfers out of Level 3 [4]	(136)	(97)	(132)	(299)	—	(25)	(55)	(744)	(1)
Fair value as of September 30, 2014	$141	$590	$331	$1,143	$49	$64	$1,258	$3,576	$98
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$—	$—	$(1)	$(23)	$(2)	$—	$(1)	$(27)	$20

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	(7)	(1)	(28)	(20)	(14)	28	(4)	(46)
Included in OCI [3]	4	—	—	—	—	—	—	—	—
Purchases	9	(3)	—	—	4	9	9	—	19
Settlements	—	—	—	—	7	—	(41)	—	(34)
Transfers out of Level 3 [4]	—	6	—	—	—	—	33	—	39
Fair value as of September 30, 2014	$88	$(2)	$2	$(10)	$137	$134	$—	$13	$274
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(2)	$(4)	$—	$(27)	$(35)	$(14)	$(18)	$(2)	$(100)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(5)	(9)	8
Purchases	50	—	298
Settlements	—	16	(2)
Sales	(24)	—	(219)
Transfers into Level 3 [4]	—	—	5
Transfers out of Level 3 [4]	(42)	—	(36)
Fair value as of September 30, 2014	$87	$36	$791
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$(5)	$(9)	$6

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(36)	$3	$3	$(18)	$(48)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	54	—	—	(5)	49	—
Settlements	(74)	(3)	(3)	—	(80)	—
Fair value as of September 30, 2014	$(56)	$—	$—	$(23)	$(79)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2014 [2] [7]	$54	$—	$—	$(5)	$49	$—
For the three months ended September 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of June 30, 2013	$232	$912	$818	$1,251	$69	$127	$1,352	$4,761	$211
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	—	(11)	(2)	—	—	(3)	(16)	(3)
Included in OCI [3]	1	2	42	6	—	(1)	(4)	46	—
Purchases	11	8	20	39	5	7	100	190	6
Settlements	(1)	(51)	(31)	(14)	(1)	—	(51)	(149)	—
Sales	—	—	(39)	(8)	—	—	(48)	(95)	(1)
Transfers into Level 3 [4]	—	—	5	41	—	—	—	46	—
Transfers out of Level 3 [4]	(37)	(73)	(13)	(33)	—	—	—	(156)	(2)
Fair value as of September 30, 2013	$206	$798	$791	$1,280	$73	$133	$1,346	$4,627	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$—	$—	$(8)	$(2)	$—	$—	$(5)	$(15)	$(3)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

For the nine months ended September 30, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	3	(11)	(22)	11	—	1	26	8	6
Included in OCI [3]	15	120	122	(29)	(10)	(11)	39	246	—
Purchases	71	82	33	132	44	13	289	664	16
Settlements	(8)	(96)	(102)	(83)	(3)	—	(141)	(433)	(2)
Sales	(94)	(200)	(115)	(356)	(8)	(53)	(240)	(1,066)	(22)
Transfers into Level 3 [4]	—	32	39	117	—	—	—	188	2
Transfers out of Level 3 [4]	(59)	(73)	(23)	(513)	(6)	(44)	—	(718)	(3)
Fair value as of September 30, 2013	$206	$798	$791	$1,280	$73	$133	$1,346	$4,627	$211
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(4)	$(2)	$(16)	$(6)	$—	$—	$(5)	$(33)	$27

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(12)	1	(31)	18	(299)	(139)	(247)	(4)	(701)
Included in OCI [3]	7	—	—	—	—	—	—	—	—
Purchases	13	—	—	(3)	—	34	(42)	—	(11)
Settlements	—	(2)	(3)	3	(1)	—	63	—	60
Sales	(3)	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	26	—	—	57	—	83
Fair value as of September 30, 2013	$89	$3	$23	$12	$219	$181	$(101)	$19	$356
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(13)	$—	$(27)	$4	$(296)	$(136)	$(292)	$(8)	$(755)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2013	$314	$191	$583
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(16)	(166)	7
Purchases	125	—	240
Settlements	—	21	(1)
Sales	(22)	—	(66)
Transfers into Level 3 [4]	—	—	39
Transfers out of Level 3 [4]	(65)	—	(67)
Fair value as of September 30, 2013	$336	$46	$735
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$(16)	$(166)	$15

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Liabilities held for sale	Consumer Notes
Fair value as of January 1, 2013	$(1,249)	$(50)	$2	$(7)	$(1,304)	$—	$(2)
Transfers to liabilities held for sale	—	43	—	—	43	(43)	—
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1,099	8	4	(6)	1,105	14	1
Included in OCI [3]	—	—	—	—	—	1	—
Settlements	(60)	—	(3)	—	(63)	(3)	—
Fair value as of September 30, 2013	$(210)	$1	$3	$(13)	$(219)	$(31)	$(1)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at September 30, 2013 [2] [7]	$1,099	$8	$4	$(6)	$1,105	$14	$1

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Fair Value Option
The Company elected the fair value option for certain investments held within consolidated investment funds. The Company elected the fair value option in order to report investments of consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
FVO investments also include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The decline in fixed maturities, FVO is primarily due to the sale of the Japan variable and fixed annuity business. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Assets
Fixed maturities, FVO
Corporate	$(5)	$—	$(1)	$(14)
CDOs	—	—	14	—
Foreign government	(1)	1	1	(4)
RMBS	(1)	—	—	—
Total realized capital gains (losses)	$(7)	$1	$14	$(18)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	September 30, 2014	December 31, 2013
Assets
Fixed maturities, FVO
ABS	$18	$3
CDOs	78	183
CMBS	22	8
Corporate	139	92
Foreign government	31	518
U.S government	2	24
Municipals	2	1
RMBS	172	15
Total fixed maturities, FVO	$464	$844

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the above fair value discussion.

		September 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,425	$1,425	$1,420	$1,480
Mortgage loans	Level 3	5,730	5,895	5,598	5,641
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$7,335	$7,515	$9,152	$9,352
Senior notes [2]	Level 2	5,008	5,792	5,206	5,845
Junior subordinated debentures [2]	Level 2	1,100	1,296	1,100	1,271
Revolving Credit Facility	Level 2	—	—	238	238
Consumer notes [3]	Level 3	68	68	82	82

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in disclosures above.
Fair values for policy loans were determined using current loan coupon rates, which reflect the current rates available under the contracts. As a result, the fair value approximates the carrying value of the policy loans. During the second quarter of 2014, the Company changed the valuation technique used to estimate the fair value of policy loans, which previously was estimated by utilizing discounted cash flow calculations, using U.S. Treasury interest rates, based on the loan durations.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before tax)	2014	2013	2014	2013
Gross gains on sales [1]	$116	$105	$421	$2,021
Gross losses on sales	(29)	(137)	(191)	(326)
Net OTTI losses recognized in earnings	(14)	(26)	(43)	(59)
Valuation allowances on mortgage loans	—	—	(3)	—
Periodic net coupon settlements on credit derivatives	—	(1)	1	(5)
Results of variable annuity hedge program
GMWB derivatives, net	6	203	15	219
Macro hedge program	12	(50)	(13)	(182)
Total results of variable annuity hedge program	18	153	2	37
Other, net [2]	(22)	37	(157)	128
Net realized capital gains	$69	$131	$30	$1,796

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013.

[2]
Primarily consists of changes in the value of non-qualifying derivatives, including interest rate derivatives used to manage duration, transactional foreign currency revaluation gains (losses) on the Japan fixed payout annuity liabilities assumed from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities.   Gains (losses) from transactional foreign currency revaluation of the liabilities were $83 and $38, respectively, for the three and nine months ended September 30, 2014, and $(16) and $173, respectively, for the three and nine months ended September 30, 2013.  Gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $(86) and $(58), respectively, for the three and nine months ended September 30, 2014, and $0 and $(184), respectively, for the three and nine months ended September 30, 2013. Also includes $71 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the nine months ended September 30, 2013.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported in net unrealized gains or losses in AOCI were $61 and $186, respectively, for the three and nine months ended September 30, 2014, and $(58) and $1.6 billion for the three and nine months ended September 30, 2013, respectively. Proceeds from sales of AFS securities totaled $5.2 billion and $19.6 billion, respectively, for the three and nine months ended September 30, 2014, and $6.1 billion and $25.5 billion for the three and nine months ended September 30, 2013, respectively.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2014	2013	2014	2013
Balance as of beginning of period	$(488)	$(902)	$(552)	$(1,013)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(1)	(1)	(9)	(14)
Securities previously impaired	(3)	(2)	(17)	(11)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	49	58	122	184
Securities the Company made the decision to sell or more likely than not will be required to sell	—	2	—	2
Securities due to an increase in expected cash flows	6	8	19	15
Balance as of end of period	$(437)	$(837)	$(437)	$(837)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	September 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,444	$32	$(37)	$2,439	$(1)	$2,404	$25	$(64)	$2,365	$(2)
CDOs [2]	2,368	113	(33)	2,445	—	2,340	108	(59)	2,387	—
CMBS	4,310	191	(19)	4,482	(6)	4,288	216	(58)	4,446	(6)
Corporate	25,583	2,293	(162)	27,714	(2)	27,013	1,823	(346)	28,490	(7)
Foreign govt./govt. agencies	1,632	67	(27)	1,672	—	4,228	52	(176)	4,104	—
Municipal	11,744	1,027	(10)	12,761	—	11,932	425	(184)	12,173	—
RMBS	3,907	111	(23)	3,995	(1)	4,639	90	(82)	4,647	(4)
U.S. Treasuries	3,910	180	(12)	4,078	—	3,797	7	(59)	3,745	—
Total fixed maturities, AFS	55,898	4,014	(323)	59,586	(10)	60,641	2,746	(1,028)	62,357	(19)
Equity securities, AFS	612	58	(22)	648	—	850	67	(49)	868	—
Total AFS securities	$56,510	$4,072	$(345)	$60,234	$(10)	$61,491	$2,813	$(1,077)	$63,225	$(19)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of September 30, 2014 and December 31, 2013.

[2]
Gross unrealized gains (losses) exclude the change in fair value of bifurcated embedded derivative features of certain securities. Changes in fair value are recorded in net realized capital gains (losses).

The decline in fixed maturities, AFS is primarily due to the sale of the Japan variable and fixed annuity business. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	September 30, 2014		December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,955	$1,986	$2,195	$2,228
Over one year through five years	11,492	12,130	11,930	12,470
Over five years through ten years	9,496	9,947	10,814	11,183
Over ten years	19,926	22,162	22,031	22,631
Subtotal	42,869	46,225	46,970	48,512
Mortgage-backed and asset-backed securities	13,029	13,361	13,671	13,845
Total fixed maturities, AFS	$55,898	$59,586	$60,641	$62,357
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

	September 30, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$678	$676	$(2)	$496	$461	$(35)	$1,174	$1,137	$(37)
CDOs [1]	355	353	(2)	1,552	1,518	(31)	1,907	1,871	(33)
CMBS	376	373	(3)	365	349	(16)	741	722	(19)
Corporate	2,933	2,875	(58)	1,366	1,262	(104)	4,299	4,137	(162)
Foreign govt./govt. agencies	330	323	(7)	268	248	(20)	598	571	(27)
Municipal	195	193	(2)	217	209	(8)	412	402	(10)
RMBS	307	306	(1)	531	509	(22)	838	815	(23)
U.S. Treasuries	1,314	1,312	(2)	449	439	(10)	1,763	1,751	(12)
Total fixed maturities, AFS	6,488	6,411	(77)	5,244	4,995	(246)	11,732	11,406	(323)
Equity securities, AFS	133	125	(8)	124	110	(14)	257	235	(22)
Total securities in an unrealized loss position	$6,621	$6,536	$(85)	$5,368	$5,105	$(260)	$11,989	$11,641	$(345)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$893	$888	$(5)	$477	$418	$(59)	$1,370	$1,306	$(64)
CDOs [1]	137	135	(2)	1,933	1,874	(57)	2,070	2,009	(59)
CMBS	812	788	(24)	610	576	(34)	1,422	1,364	(58)
Corporate	4,922	4,737	(185)	1,225	1,064	(161)	6,147	5,801	(346)
Foreign govt./govt. agencies	2,961	2,868	(93)	343	260	(83)	3,304	3,128	(176)
Municipal	3,150	2,994	(156)	190	162	(28)	3,340	3,156	(184)
RMBS	2,046	2,008	(38)	591	547	(44)	2,637	2,555	(82)
U.S. Treasuries	2,914	2,862	(52)	33	26	(7)	2,947	2,888	(59)
Total fixed maturities, AFS	17,835	17,280	(555)	5,402	4,927	(473)	23,237	22,207	(1,028)
Equity securities, AFS	196	188	(8)	223	182	(41)	419	370	(49)
Total securities in an unrealized loss position	$18,031	$17,468	$(563)	$5,625	$5,109	$(514)	$23,656	$22,577	$(1,077)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

As of September 30, 2014, AFS securities in an unrealized loss position, consisted of 3,007 securities, primarily in the corporate sector and securities backed by commercial and residential real estate, which are depressed primarily due to an increase in interest rates and wider credit spreads since the securities were purchased. As of September 30, 2014, 94% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in long term interest rates and tighter credit spreads.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector and structured securities with exposure to commercial and residential real estate. Corporate securities are primarily depressed because the securities have floating-rate coupons and have long-dated maturities or are perpetual. For certain commercial and residential real estate securities’ current market spreads continue to be wider than spreads at the securities' respective purchase dates, even though credit spreads have continued to tighten over the past five years. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	September 30, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,749	$(19)	$5,730	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

As of September 30, 2014 and December 31, 2013, the carrying value of mortgage loans associated with the valuation allowance was $141 and $191, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. There were no mortgage loans held-for-sale as of September 30, 2014. As of September 30, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2014	2013
Balance, as of January 1	$(67)	$(68)
(Additions)/Reversals	(3)	(1)
Deductions	51	2
Balance, as of September 30	$(19)	$(67)
The decline in the valuation allowance as compared to December 31, 2013 resulted from the sale of the underlying collateral supporting one commercial mortgage loan. The loan was fully reserved for and the Company did not recover any proceeds as a result of the sale.
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 57% as of September 30, 2014, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.47x as of September 30, 2014. The Company held no delinquent commercial mortgage loans as of September 30, 2014.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	September 30, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$71	0.99x	$101	0.99x
65% - 80%	891	1.78x	1,195	1.82x
Less than 65%	4,768	2.63x	4,302	2.53x
Total commercial mortgage loans	$5,730	2.47x	$5,598	2.34x

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	September 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$197	3.4%	$187	3.3%
Middle Atlantic	452	7.9%	409	7.3%
Mountain	92	1.6%	104	1.9%
New England	381	6.6%	353	6.3%
Pacific	1,557	27.2%	1,587	28.3%
South Atlantic	1,046	18.3%	899	16.1%
West North Central	44	0.8%	47	0.8%
West South Central	304	5.3%	338	6.0%
Other [1]	1,657	28.9%	1,674	30.0%
Total mortgage loans	$5,730	100.0%	$5,598	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	September 30, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$61	1.1%	$125	2.2%
Industrial	1,679	29.2%	1,718	30.7%
Lodging	26	0.5%	27	0.5%
Multifamily	1,160	20.2%	1,155	20.6%
Office	1,499	26.2%	1,278	22.8%
Retail	1,151	20.1%	1,140	20.4%
Other	154	2.7%	155	2.8%
Total mortgage loans	$5,730	100.0%	$5,598	100.0%
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Consolidated VIEs
The following table presents the carrying value of assets and liabilities, and the maximum exposure to loss relating to the VIEs for which the Company is deemed to be the primary beneficiary. Creditors have no recourse against the Company in the event of default by these VIEs nor does the Company have any implied or unfunded commitments to these VIEs. The Company’s financial or other support provided to these VIEs is limited to its collateral or investment management services and original investment.

	September 30, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$8	$8	$—	$31	$33	$—
Investment funds [4]	192	—	195	164	—	173
Limited partnerships and other alternative investments	3	—	3	4	—	4
Total	$203	$8	$198	$199	$33	$177

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $13 and $13, respectively as of September 30, 2014 and $17 and $19, respectively, as of December 31, 2013. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of September 30, 2014 and December 31, 2013, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 15 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements included in The Hartford’s 2013 Form 10-K Annual Report.
In addition, the Company, through normal investment activities, makes passive investments in structured securities issued by VIEs for which the Company is not the manager and are included in ABS, CDOs, CMBS and RMBS in fixed maturities, AFS or fixed maturities, FVO on the Company’s Condensed Consolidated Balance Sheets. The Company has not provided financial or other support with respect to these investments other than its original investment. For these investments, the Company determined it is not the primary beneficiary due to the relative size of the Company’s investment in comparison to the principal amount of the structured securities issued by the VIEs, the level of credit subordination which reduces the Company’s obligation to absorb losses or right to receive benefits and the Company’s inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company’s maximum exposure to loss on these investments is limited to the amount of the Company’s investment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Repurchase Agreements, Dollar Roll Transactions and Other Collateral Transactions
From time to time, the Company enters into repurchase agreements and dollar roll transactions to manage liquidity or to earn incremental spread income. A repurchase agreement is a transaction in which one party (transferor) agrees to sell securities to another party (transferee) in return for cash (or securities), with a simultaneous agreement to repurchase the same securities at a specified price at a later date. A dollar roll is a type of repurchase agreement where a mortgage backed security is sold with an agreement to repurchase substantially the same security at a specified time in the future. These transactions generally have a contractual maturity of ninety days or less and the carrying amounts of these instruments approximates fair value.
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
The Company had no outstanding repurchase agreements or dollar roll transactions as of September 30, 2014 or December 31, 2013.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of September 30, 2014 and December 31, 2013, the fair value of securities on deposit was approximately $2.4 billion and $1.9 billion, respectively.
As of December 31, 2013, the Company pledged $272 as collateral in Japan government bonds reported in fixed maturities, AFS, associated with short-term debt of $238. The collateral and short-term debt were related to the Japan variable and fixed annuity business and were transferred to the Buyer as of June 30, 2014.
As of September 30, 2014 and December 31, 2013, the Company has pledged as collateral $34 and $34, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge program for the Company's variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate and foreign currency risk of certain fixed maturities and liabilities do not qualify for hedge accounting.
The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of September 30, 2014 and December 31, 2013 the notional amount of interest rate swaps in offsetting relationships was $13.2 billion and $6.9 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan fixed payout annuity hedge
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") rider through HLIKK, a former indirect wholly-owned subsidiary that was sold on June 30, 2014. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. The Company will continue to reinsure from HLIKK the Japan fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
Equity index swaps and options
The Company enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Notional Amount		Fair Value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Customized swaps	$7,181	$7,839	$93	$74
Equity swaps, options, and futures	4,027	4,237	34	44
Interest rate swaps and futures	3,815	6,615	(3)	(77)
Total	$15,023	$18,691	$124	$41
Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Equity options and swaps	6,028	9,934	134	139
Foreign currency options	400	—	—	—
Total	$6,428	$9,934	$134	$139
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
Modified coinsurance reinsurance contracts
As of September 30, 2014 and December 31, 2013, the Company had approximately $1.0 billion and 1.3 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $935 and $1.3 billion as of September 30, 2014, and December 31, 2013, respectively. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Sep. 30, 2014	Dec. 31, 2013	Sep. 30, 2014	Dec. 31, 2013	Sep. 30, 2014	Dec. 31, 2013	Sep. 30, 2014	Dec. 31, 2013
Cash flow hedges
Interest rate swaps	$4,505	$5,026	$(23)	$(92)	$28	$50	$(51)	$(142)
Foreign currency swaps	143	143	(14)	(5)	3	2	(17)	(7)
Total cash flow hedges	4,648	5,169	(37)	(97)	31	52	(68)	(149)
Fair value hedges
Interest rate swaps	226	1,799	1	(24)	1	3	—	(27)
Total fair value hedges	226	1,799	1	(24)	1	3	—	(27)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	14,664	8,453	(532)	(487)	300	171	(832)	(658)
Foreign exchange contracts
Foreign currency swaps and forwards	217	258	(5)	(9)	1	6	(6)	(15)
Japan fixed payout annuity hedge	1,571	1,571	(411)	(354)	—	—	(411)	(354)
Japanese fixed annuity hedging instruments [1]	—	1,436	—	(6)	—	88	—	(94)
Credit contracts
Credit derivatives that purchase credit protection	571	938	(12)	(15)	—	1	(12)	(16)
Credit derivatives that assume credit risk [2]	1,530	1,886	2	33	15	36	(13)	(3)
Credit derivatives in offsetting positions	5,404	7,764	(4)	(7)	55	76	(59)	(83)
Equity contracts
Equity index swaps and options	279	358	(2)	(1)	23	19	(25)	(20)
Variable annuity hedge program
GMWB product derivatives [3]	18,792	21,512	(56)	(36)	—	—	(56)	(36)
GMWB reinsurance contracts	3,844	4,508	36	29	36	29	—	—
GMWB hedging instruments	15,023	18,691	124	41	257	333	(133)	(292)
Macro hedge program	6,428	9,934	134	139	170	178	(36)	(39)
International program product derivatives [1]	—	366	—	6	—	6	—	—
International program hedging instruments [1]	—	73,048	—	(33)	—	866	—	(899)
Other
Contingent capital facility put option	500	500	13	17	13	17	—	—
Modified coinsurance reinsurance contracts	964	1,250	41	67	41	67	—	—
Total non-qualifying strategies	69,787	152,473	(672)	(616)	911	1,893	(1,583)	(2,509)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$74,661	$159,441	$(708)	$(737)	$943	$1,948	$(1,651)	$(2,685)
Balance Sheet Location
Fixed maturities, available-for-sale	$476	$473	$(3)	$(2)	$—	$1	$(3)	$(3)
Other investments	20,013	53,219	150	442	376	909	(226)	(467)
Other liabilities	30,522	78,064	(853)	(1,225)	490	936	(1,343)	(2,161)
Reinsurance recoverables	4,808	5,758	77	96	77	96	—	—
Other policyholder funds and benefits payable	18,842	21,927	(79)	(48)	—	6	(79)	(54)
Total derivatives	$74,661	$159,441	$(708)	$(737)	$943	$1,948	$(1,651)	$(2,685)

[1]
Represents hedge programs formerly associated with the Japan variable and fixed annuity products which were terminated due to the sale of HLIKK during 2014. For further information on the sale, see Note 2 - Business Dispositions of Notes to the Condensed Consolidated Financial Statements. For further information on the associated hedge programs, see Note 6 - Investments and Derivative Instruments of Notes to the Consolidated Financial Statements included in The Hartford's 2013 Form 10-K Annual Report.

[2]	The derivative instruments related to this strategy are held for other investment purposes.

[3]	These derivatives are embedded within liabilities and are not held for risk management purposes.

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

•	The decrease in notional amount related to the GMWB hedging instruments primarily resulted from portfolio re-balancing, including the termination of offsetting positions.

•	The decrease in notional amount associated with the macro hedge program was primarily driven by the expiration of certain out-of-the-money options.

•
These declines in notional amount were partially offset by an increase in notional amount related to non-qualifying interest rate swaps and futures related to duration shortening positions of $2.6 billion, which were subsequently offset by $3.8 billion of long positions.

Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•
The increase in the fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates and increased volatility, partially offset by losses resulting from policyholder behavior primarily related to increased surrenders.

•
The increase in the fair value associated with the international program hedging instruments resulted from the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

•
These improvements in fair value were partially offset by a decrease in fair value associated with the fixed payout annuity hedges primarily driven by a depreciation of the Japanese yen in relation to the U.S. dollar.

•
Additional declines in fair value related to modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were driven by a decline in interest rates.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of September 30, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$866	$681	$150	$35	$98	$87

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,567)	$(647)	$(851)	$(69)	$(1,029)	$109

As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,845	$1,463	$442	$(60)	$242	$140

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,626)	$(1,496)	$(1,223)	$93	$(1,204)	$74

[1]	Included in other invested assets in the Company's Condensed Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]
Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(2) as of September 30, 2014 and December 31, 2013, which were not eligible for offset in the Company's Condensed Consolidated Balance Sheets.

[4]	Excludes collateral associated with exchange-traded derivative instruments.

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
The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)				Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	$(19)	$(5)	$82	$(254)	$4	$(1)	$3	$(3)
Foreign currency swaps	(2)	3	(5)	9	—	—	—	—
Total	$(21)	$(2)	$77	$(245)	$4	$(1)	$3	$(3)
Derivatives in Cash Flow Hedging Relationships

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2014	2013	2014	2013
Interest rate swaps	Net realized capital gain/(loss)	$(4)	$4	$(2)	$84
Interest rate swaps	Net investment income	22	24	67	73
Foreign currency swaps	Net realized capital gain/(loss)	(9)	4	(9)	3
Total		$9	$32	$56	$160
As of September 30, 2014 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $67. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to interest income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately two years.
During the three and nine months ended September 30, 2014 and September 30, 2013 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair-Value Hedging Relationships

	Gain or (Loss) Recognized in Income [1]
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps
Net realized capital gain/(loss)	$2	$(2)	$(4)	$6	$—	$(1)	$7	$(10)
Foreign currency swaps
Net realized capital gain/(loss)	—	—	2	(2)	—	—	—	—
Benefits, losses and loss adjustment expenses	—	—	(1)	1	—	—	(2)	2
Total	$2	$(2)	$(3)	$5	$—	$(1)	$5	$(8)

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

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest rate contracts
Interest rate swaps and forwards	$(8)	$14	$(153)	$19
Foreign exchange contracts
Foreign currency swaps and forwards	6	(6)	2	2
Japan fixed payout annuity hedge [1]	(86)	—	(58)	(184)
Credit contracts
Credit derivatives that purchase credit protection	1	(10)	(9)	(22)
Credit derivatives that assume credit risk	(11)	49	8	51
Equity contracts
Equity index swaps and options	—	(6)	(1)	(30)
Variable annuity hedge program
GMWB product derivatives	(37)	451	54	1,099
GMWB reinsurance contracts	2	(74)	(9)	(166)
GMWB hedging instruments	41	(174)	(30)	(714)
Macro hedge program	12	(50)	(13)	(182)
Other
Contingent capital facility put option	(2)	(1)	(5)	(5)
Modified coinsurance reinsurance contracts	9	7	(26)	61
Derivative instruments formerly associated with Japan [3]	(2)	—	(2)	—
Total [2]	$(75)	$200	$(242)	$(71)

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains of $83 and $(16) for the three months ended September 30, 2014 and 2013, respectively and $38 and $173, for the nine months ended September 30, 2014 and 2013, respectively.

[2]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

[3]
These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. For further information, see Note 6 - Investments and Derivative Instruments of Notes to the Condensed Consolidated Financial Statements included in The Hartford's Form 10-Q for the period ended June 30, 2014.

For the three and nine months ended September 30, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net losses related to interest derivatives, primarily used to manage duration, were due to a decline in U.S. interest rates.

•	The net losses related to the Japan fixed annuity payout hedge was driven by a depreciation of the Japanese yen in relation to the U.S. dollar.

•
For the nine months ended September 30, 2014, the loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in long-term interest rates during the period. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds.

•
The net gains related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, were primarily driven by liability/model assumption updates and increased volatility, partially offset by losses resulting from policyholder behavior primarily related to increased surrenders.

In addition, for the three and nine months ended September 30, 2014, the Company recognized gains of $0 and $11, respectively, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.
For the three and nine months ended September 30, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	For the nine months ended September 30, 2013 the net loss related to the Japan fixed payout annuity hedge was primarily due to a depreciation of the Japanese yen in relation to the U.S. dollar.

•
For the three and nine months ended September 30, 2013 the net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily a result of favorable policyholder behavior, liability model changes and the passage of time.

•
For the three and nine months ended September 30, 2013 the net loss on the macro hedge program was primarily due to an improvement in domestic equity markets, passage of time, and an increase in long term interest rates.

For additional disclosures regarding contingent credit related features in derivative agreements, see Note 14 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
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
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of September 30, 2014 and December 31, 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of September 30, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$375	$6	3 years	Corporate Credit/ Foreign Gov.	BBB+	$271	$(6)
Below investment grade risk exposure	32	—	3 years	Corporate Credit	BB	4	—
Basket credit default swaps [4]
Investment grade risk exposure	2,563	35	3 years	Corporate Credit	BBB	2,003	(27)
Below investment grade risk exposure	42	3	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	716	(14)	6 years	CMBS Credit	AA+	270	4
Below investment grade risk exposure	154	(22)	2 years	CMBS Credit	CCC+	154	22
Embedded credit derivatives
Investment grade risk exposure	350	341	3 years	Corporate Credit	A	—	—
Total [5]	$4,232	$349				$2,702	$(7)
As of December 31, 2013

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,259	$8	1 year	Corporate Credit/ Foreign Gov.	A-	$1,066	$(9)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	24	(1)
Basket credit default swaps [4]
Investment grade risk exposure	3,447	50	3 years	Corporate Credit	BBB	2,270	(35)
Below investment grade risk exposure	166	15	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	327	(7)	3 years	CMBS Credit	A	327	7
Below investment grade risk exposure	195	(31)	3 years	CMBS Credit	B-	195	31
Embedded credit derivatives
Investment grade risk exposure	350	339	3 years	Corporate Credit	BBB+	—	—
Total [5]	$5,768	$374				$3,882	$(7)

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

[4]
Includes $3.5 billion and $4.1 billion as of September 30, 2014 and December 31, 2013, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of September 30, 2014 and December 31, 2013, the Company pledged cash collateral associated with derivative instruments with a fair value of $125 and $347 as of September 30, 2014 and December 31, 2013, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $1.0 billion and $1.3 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of September 30, 2014 and December 31, 2013, the Company accepted cash collateral associated with derivative instruments of $189 and $180, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of September 30, 2014 and December 31, 2013 with a fair value of $98 and $243, respectively, of which the Company has the ability to sell or repledge $83 and $191, respectively. As of September 30, 2014 and December 31, 2013 the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of September 30, 2014 and December 31, 2013 non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
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
The Company's reinsurance recoverables are summarized as follows:

	September 30,	December 31,
	2014	2013
Property and Casualty Insurance Products:
Paid loss and loss adjustment expenses	$123	$138
Unpaid loss and loss adjustment expenses	2,915	2,841
Gross reinsurance recoverable	3,038	2,979
Allowance for uncollectible reinsurance	(247)	(244)
Net reinsurance recoverables	$2,791	$2,735
Life Insurance Products:
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$18,822	$19,374
Other reinsurers	1,201	1,221
Net reinsurance recoverables	$20,023	$20,595
Reinsurance recoverables, net	$22,814	$23,330
As of September 30, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.2 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of September 30, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.5 billion and $8.7 billion, respectively. As of September 30, 2014, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.

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
Insurance Revenues
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Premiums Written	2014	2013	2014	2013
Direct	$2,655	$2,790	$8,032	$8,120
Assumed	75	96	206	207
Ceded	(127)	(330)	(464)	(747)
Net	$2,603	$2,556	$7,774	$7,580
Premiums Earned
Direct	$2,625	$2,651	$7,862	$7,829
Assumed	65	87	194	196
Ceded	(148)	(250)	(540)	(659)
Net	$2,542	$2,488	$7,516	$7,366
The reduction in ceded premium for the three and nine months ended September 30, 2014 was driven by the Company's decision to exit unprofitable programs, including captive programs where the Company ceded direct premiums to insured captive insurance companies. Ceded losses, which reduce losses and loss adjustment expenses incurred, were $73 and $409 for the three and nine months ended September 30, 2014, respectively, and $143 and $375 for three and nine months ended September 30, 2013, respectively.
The effect of reinsurance on life insurance earned premiums and fee income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross earned premiums and fee income	$1,509	$1,600	$4,544	$4,732
Reinsurance assumed	51	49	149	147
Reinsurance ceded	(428)	(431)	(1,280)	(1,299)
Net	$1,132	$1,218	$3,413	$3,580
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $197 and $624 for the three and nine months ended September 30, 2014, respectively and $214 and $680 for the three and nine months ended September 30, 2013, respectively.
In addition, the Company has reinsured a portion of the risk associated with variable annuities and the associated GMDB and GMWB riders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in the DAC balance are as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$2,161	$5,725
Deferred costs	1,032	1,003
Amortization — DAC	(1,200)	(1,230)
Amortization — Unlock charge, pre-tax [1]	(148)	(1,091)
Amortization — DAC related to business dispositions [2] [3]	—	(2,229)
Adjustments to unrealized gains and losses on securities AFS and other	23	157
Effect of currency translation	—	(86)
Balance, end of period	$1,868	$2,249

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

[3]	Includes previously unrealized gains on securities AFS of $148 and $349 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively, in 2013.

9. Sales Inducements
Changes in sales inducement activity are as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of period	$149	$325
Sales inducements deferred	—	3
Amortization — Unlock charge [1] [2]	(35)	(71)
Amortization charged to income	(21)	(22)
Amortization related to business dispositions [3]	—	(71)
Balance end of period	$93	$164

[1]	In 2014 the unlock charge is due to assumption changes in connection with the annual policyholder behavior assumption study.

[2]
In 2013 the unlock charge includes $52 related to elimination of future estimated gross profits on the Japan variable annuity block. As a result of the Japan annuity business sale completed in June 2014, this Unlock charge has been reclassified to discontinued operations. For further information regarding this transaction, see Note 2 -Business Dispositions of Notes to Condensed Consolidated Financial Statements.

[3]
Represents accelerated amortization of $22 and $49 recognized upon the sale of the Retirement Plans and Individual Life businesses, respectively. For further information, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB/GMWB, International GMDB/GMIB, and UL Secondary Guarantee Benefits
Changes in the gross U.S. GMDB/GMWB, International GMDB/GMIB, and UL secondary guarantee benefits are as follows:

	U.S. GMDB/GMWB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred	136	28	174
Paid	(85)	(15)	—
Unlock	(90)	(41)	5
Impact of Japan business disposition	—	(254)	—
Currency translation adjustment	—	10	—
Liability balance as of September 30, 2014	$810	$—	$1,981
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred	78	4	179
Paid	(66)	(4)	—
Unlock	(62)	3	—
Impact of Japan business disposition	—	(27)	—
Currency translation adjustment	—	1	—
Reinsurance recoverable asset, as of September 30, 2014	$483	$—	$1,981

	U.S. GMDB/GMWB	International GMDB/GMIB	UL Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	138	70	238
Paid	(105)	(58)	—
Unlock	(112)	(221)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	—	1,145
Currency translation adjustment	—	(77)	—
Liability balance as of September 30, 2013	$839	$375	$1,746
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	79	7	240
Paid	(76)	(12)	—
Unlock	(73)	7	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	—	1,485
Currency translation adjustment	—	(4)	—
Reinsurance recoverable asset, as of September 30, 2013	$538	$34	$1,746

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB exposure as of September 30, 2014:

Account Value by GMDB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$17,749	$2,684	$419	70
With 5% rollup [2]	1,481	220	63	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,444	584	83	68
With 5% rollup & EPB	552	115	25	71
Total MAV	24,226	3,603	590
Asset Protection Benefit (“APB”) [4]	15,890	263	175	68
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	646	7	7	67
Reset [6] (5-7 years)	3,054	38	37	69
Return of Premium (“ROP”) [7]/Other	10,533	61	53	68
Subtotal Variable Annuity with GMDB	54,349	3,972	862	69
Less: General Account Value with GMDB	4,083
Subtotal Separate Account Liabilities with GMDB	50,266
Separate Account Liabilities without GMDB	86,053
Total Separate Account Liabilities	$136,319

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of September 30, 2014	As of December 31, 2013
Equity securities (including mutual funds)	$45,981	$52,858
Cash and cash equivalents	4,285	4,605
Total	$50,266	$57,463
As of September 30, 2014 and December 31, 2013, approximately 18% and 17%, respectively, of the equity securities above were invested in fixed income securities through these mutual funds and approximately 82% and 83% , respectively, were invested in equity securities through these funds.
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
Debt is carried net of discount. Short-term and long-term debt by issuance are as follows:

	September 30, 2014	December 31, 2013
Revolving Credit Facility	$—	$238
Senior Notes and Debentures
4.75% Notes, due 2014	—	200
4.0% Notes, due 2015	289	289
7.3% Notes, due 2015	167	167
5.5% Notes, due 2016	275	275
5.375% Notes, due 2017	415	415
4.0% Notes, due 2017	295	295
6.3% Notes, due 2018	320	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	796	796
7.65% Notes, due 2027	80	79
7.375% Notes, due 2031	63	63
5.95% Notes, due 2036	298	298
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	327	326
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	298	298
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Notes and Debentures	$6,108	$6,306
Less: Current maturities	289	200
Long-term Debt	$5,819	$6,106
Total Debt	$6,108	$6,544
Revolving Credit Facilities
As of September 30, 2014, the Company had a senior unsecured revolving credit facility (the “Credit Facility”) that provided for borrowing capacity up to $1.75 billion (available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company had to maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization was 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization was limited to 10%. As of September 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
HLIKK previously had four revolving credit facilities in support of operations. These credit facilities were transfered with the sale of HLIKK on June 30, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income Taxes

Income Taxes
A reconciliation of the tax provision at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax provision at U.S. Federal statutory rate	$173	$156	$439	$346
Tax-exempt interest	(35)	(34)	(104)	(103)
Dividends received deduction	(32)	(36)	(85)	(101)
Valuation allowance	1	—	4	—
Other [1]	1	(5)	(3)	6
Income tax expense	$108	$81	$251	$148

[1]	Includes a permanent difference of $25 related to non-deductible goodwill for the nine months ended September 30, 2013.
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
On July 18, 2014, the United States (“U.S.”) Internal Revenue Service issued Internal Revenue Code Section 446 Directive (“the Directive”) regarding the tax treatment of hedging gains and losses related to the hedging of variable annuity guaranteed minimum benefits such as contracts with GMDB and GMWB riders. The Directive accelerated the tax deduction related to previously deferred investment hedging losses. While the acceleration did not have a material effect on the Company’s overall consolidated deferred tax asset, the Directive resulted in a re-characterization of deferred tax assets. The changes were a decrease in temporary differences for investment-related items and an increase in net operating loss carryovers.
As of September 30, 2014 and December 31, 2013, the net deferred tax asset included the expected tax benefit attributable to net operating loss carryovers of $6,080 and $3,123, respectively, consisting of U.S. losses of $6,062 and $3,123, respectively, and foreign losses of $18 and $0. If unutilized, the U.S. losses expire as follows: $11 from 2014-2020, and $6,069 from 2023-2033.
As of September 30, 2014 and December 31, 2013, the net deferred tax asset included the expected tax benefit attributable to foreign tax credit carryovers of $178 and $163 respectively. If unutilized, the foreign tax credit carryovers expire from 2018-2024. Utilization of the foreign tax credit carryovers generally depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryovers.
As of September 30, 2014 and December 31, 2013, the net deferred tax asset, before considering any valuation allowance, included the expected tax benefit attributable to capital loss carryovers of $486 and $0 respectively. If unutilized, the capital loss carryovers will expire in 2019. Utilization of the capital loss carryover requires The Company to realize sufficient taxable capital gains.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $208 as of September 30, 2014, attributable predominantly to a $200 valuation allowance recorded in discontinued operations in the second quarter of 2014, with respect to the taxable capital loss on the sale of HLIKK. The deferred tax asset valuation allowance was $4 as of December 31, 2013, attributable to certain U.S. net operating losses.
In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include: holding a portion of debt securities with market value losses until recovery; reducing the amount of tax exempt securities; selling appreciated securities to offset capital losses; business considerations such as asset-liability matching; and the sales of certain corporate assets. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset. Future economic conditions and debt market volatility, including increases in interest rates, could adversely impact the Company's tax planning strategies and in particular the Company's ability to utilize tax benefits on previously recognized realized capital losses.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Income Taxes (continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions as applicable. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The 2007-2009 audit, which commenced during 2010, and the 2010-2011 audit, which commenced in the fourth quarter of 2012, are both expected to conclude by the end of 2015, with no material impact on the Company's Consolidated financial condition or results of operations. In addition, the 2012-2013 audit commenced during the third quarter of 2014. Management believes that adequate provision has been made in the Company's Consolidated financial statements for any potential assessments that may result from tax examinations or other tax-related matters for all open tax years.
13. Equity
Equity Repurchases
In July 2014, the Board of Directors approved a $775 increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2.775 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015.
On July 30, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to facilitate share repurchases under the Company's equity repurchase program in a timely and economical manner. Under the ASR agreement, the investment bank provided an initial delivery of shares upon execution of the agreement. The ASR agreement includes a forward component for future delivery of additional shares (or a return of a portion of the initially delivered shares) depending on changes in the volume weighted average price ("VWAP") of the Company's stock, less a discount and subject to certain adjustments.
Under this agreement, the Company paid $525 and received an initial delivery of 11.2 million shares of its common stock under the ASR. Of the $525 paid on July 31, 2014, $394 was recorded as treasury stock for the 11.2 million shares delivered and $131 was recorded as additional paid in capital representing the amount paid for additional shares not yet delivered as of September 30, 2014. Any additional shares to be received under the ASR will be reflected in treasury stock in the period they are delivered to the Company. Had the contract settled on September 30, 2014, the Company would have received an additional 3.5 million shares for a total of 14.7 million shares. The additional 3.5 million shares are included in the weighted average common shares outstanding as of September 30, 2014 for the calculation of basic and diluted earnings per share as the effect of excluding these shares would be anti-dilutive. Final maturity of the ASR will occur no later than the end of 2014, and may occur earlier at the financial institution's discretion.
Under the terms of the ASR, the actual per share purchase price and the total number of shares to be repurchased will be based on the VWAP of the Company’s common stock during the term of the ASR, less a discount and subject to certain adjustments. If the total number of shares to be repurchased is less than the initial delivery, the Company may elect to return cash or shares (limited to an established maximum number of shares); and if the total number of shares to be repurchased is greater than the initial delivery, the Company will receive shares in settlement. Increases in the VWAP decrease the total number of shares repurchased and decreases in the VWAP increase the total number of shares repurchased.
During the three months ended September 30, 2014, the Company repurchased 20.1 million common shares for $714 and during the nine months ended September 30, 2014, the Company repurchased 39.1 million common shares for $1,365. These amounts exclude the 3.5 million additional shares the Company would have received under the ASR based on the VWAP through September 30, 2014. Including amounts paid under the ASR for the additional shares, the Company paid a total of $845 in the three month period and $1,496 in the nine month period for share repurchases. In addition, the Company repurchased 2.3 million common shares for $82, from October 1, 2014 to October 22, 2014.
Warrants
At September 30, 2014 the Company had 8.4 million warrants outstanding. The declaration of a quarterly common stock dividend of $0.18 during the third quarter of 2014 triggered a provision in The Hartford’s Warrant Agreement with The Bank of New York Mellon, relating to warrants to purchase common stock issued in connection with the Company’s participation in the Capital Purchase Program, resulting in an adjustment to the warrant exercise price. The warrant exercise price at September 30, 2014 was $9.418.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2014 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $42 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2014 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. Based on derivative market values as of September 30, 2014 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $26 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
15. Employee Benefit Plans
Components of Net Periodic Benefit Cost
Net periodic benefit cost includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1	$1	$—	$—
Interest cost	67	59	5	3
Expected return on plan assets	(81)	(80)	(2)	(4)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	13	15	1	1
Net periodic benefit cost	$—	$(5)	$2	$(2)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	2014	2013	2014	2013
Service cost	$2	$1	$—	$—
Interest cost	194	178	11	8
Expected return on plan assets	(244)	(237)	(10)	(11)
Amortization of prior service credit	—	—	(5)	(5)
Amortization of actuarial loss	35	44	3	2
Net periodic benefit cost	$(13)	$(14)	$(1)	$(6)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Stock Compensation Plans
The Company’s stock-based compensation plans are described in Note 19 - Stock Compensation Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2013 Annual Report on Form 10-K.
On May 21, 2014, at the Company’s Annual Meeting of Shareholders, the shareholders approved The Hartford 2014 Incentive Stock Plan (the “2014 Incentive Stock Plan”) which supersedes and replaces The Hartford 2010 Incentive Stock Plan (the “2010 Incentive Stock Plan”). The terms of the 2014 Incentive Stock Plan are substantially similar to the terms of the 2010 Incentive Stock Plan, with changes primarily to ensure alignment with market practices and simplify administration. Changes include, but are not limited to: (1) immediate payout of vested restricted stock units, where applicable, upon termination of employment (e.g., upon retirement or disability), whereas payment under the 2010 Incentive Stock Plan is delayed until the end of the restriction period; and (2) consistent with the October 2013 change to the 2010 Incentive Stock Plan, the 2014 Incentive Stock Plan includes “double trigger” vesting upon a Change of Control if, following a Change of Control, the awards are assumed or replaced with substantially equivalent awards. The maximum number of shares, subject to adjustments set forth in the applicable plan, that may be issued to Company employees and third party service providers during the 10-year duration of the 2014 Incentive Stock Plan, at 12,000,000 shares, is lower than the 18,000,000 shares that could be issued under the 2010 Incentive Stock Plan.
Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2013 and 2014, the Company issued shares from treasury in satisfaction of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation plans expense	$21	$19	$74	$51
Income tax benefit	(7)	(7)	(26)	(18)
Total stock-based compensation plans expense, after-tax	$14	$12	$48	$33
In 2014 the Company modified an executive’s awards to receive retirement treatment under the Company’s 2010 Incentive Stock Plan. The incremental compensation cost resulting from the modifications totaled $16 of which $2 and $13 was recognized in the three and nine months ended September 30, 2014. The remainder will be recognized over the remaining service period.
The Company did not capitalize any cost of stock-based compensation. As of September 30, 2014, the total compensation cost related to non-vested awards not yet recognized was $106, which is expected to be recognized over a weighted average period of 2.0 years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Discontinued Operations

On June 30, 2014, the Company completed the sale of HLIKK and on December 12, 2013, the Company completed the sale of HLIL. For further information regarding these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. There was no discontinued operations activity for the three months ended September 30, 2014.
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
Revenues
Earned premiums	$1	$(1)	$1
Fee income	170	239	553
Net investment income:
Securities available-for-sale and other	24	18	80
Equity securities, trading	878	134	4,766
Total net investment income	902	152	4,846
Net realized capital losses	(304)	(157)	(1,053)
Total revenues	769	233	4,347
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	(25)	7	(55)
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	878	134	4,766
Amortization of DAC	—	—	907
Insurance operating costs and other expenses	27	23	89
Total benefits, losses and expenses	880	164	5,707
Income (loss) before income taxes	(111)	69	(1,360)
Income tax benefit	(39)	(2)	(483)
Income (loss) from operations of discontinued operations, net of tax	(72)	71	(877)
Net realized loss on disposal, net of tax [1]	—	(659)	(102)
Loss from discontinued operations, net of tax	$(72)	$(588)	$(979)
[1] Includes income tax benefits of $241 on the sale of HLIKK and $219 on the sale of HLIL for the nine months ended September 30, 2014 and 2013, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Restructuring and Other Costs

As a result of a strategic business realignment announced in 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 9 months. For related discussion of the Company's business disposition transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through September 30, 2014. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to September 30, 2014, and asset impairment and related charges, will be expensed as appropriate.
In 2013, the Company initiated a plan to consolidate its real estate operations, including the intention to exit certain facilities and relocate employees. The consolidation of real estate is consistent with the Company's strategic business realignment and follows the completion of sales of the Retirement Plans and Individual Life businesses. Asset related charges will be incurred over the remaining estimated useful life of facilities, and relocation and other maintenance charges will be recognized as incurred. The program costs will be recognized in the Corporate category for segment reporting. The Company intends to substantially complete the real estate consolidation activities over the next 15 months.
Restructuring costs and other costs of approximately $343, pre-tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs, including costs incurred to date, as of September 30, 2014 are as follows:

Property & Casualty Commercial	$7
Consumer Markets	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	70
Corporate	298
Total restructuring and other costs, before tax	$383
Restructuring and other costs, before tax, incurred in connection with these activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Severance benefits and related costs	$2	$2	$8	$22
Professional fees	—	3	1	13
Asset impairment charges	9	10	30	17
Other contract termination charges	11	—	11	—
Total restructuring and other costs	$22	$15	$50	$52

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Restructuring and Other Costs (continued)

Restructuring and other costs, included in insurance operating costs and other expenses in the Condensed Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Property & Casualty Commercial	$—	$1	$—	$1
Consumer Markets	—	—	—	—
Group Benefits	—	—	—	—
Mutual Funds	$—	$(1)	$—	$1
Talcott Resolution	—	1	—	1
Corporate	22	14	50	49
Total restructuring and other costs	$22	$15	$50	$52
Changes in the accrued restructuring liability balance included in other liabilities in the Condensed Consolidated Balance Sheets are as follows:

	Nine Months Ended September 30, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$22	$—	$—	$6	$28
Accruals/provisions	8	1	30	11	50
Payments/write-offs	(24)	(1)	(30)	(10)	(65)
Balance, end of period	$6	$—	$—	$7	$13

	Nine Months Ended September 30, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Other Contract Termination Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	22	13	17	—	52
Payments/write-offs	(68)	(13)	—	—	(81)
Balance, end of period	$24	$—	$17	$—	$41

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component for the three and nine months ended September 30, 2014 consist of the following:
Three months ended September 30, 2014

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$2,255	$(7)	$141	$13	$(1,240)	$1,162
OCI before reclassifications	(22)	1	(15)	(13)	1	(48)
Amounts reclassified from AOCI	(40)	1	(6)	—	8	(37)
Net OCI	(62)	2	(21)	(13)	9	(85)
Ending balance	$2,193	$(5)	$120	$—	$(1,231)	$1,077

Nine months ended September 30, 2014

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	1,277	4	48	21	1	1,351
Amounts reclassified from AOCI	(71)	3	(36)	(112)	21	(195)
Net OCI	1,206	7	12	(91)	22	1,156
Ending balance	$2,193	$(5)	$120	$—	$(1,231)	$1,077

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI for the three and nine months ended September 30, 2014 consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net Unrealized Gain on Securities
Available-for-sale securities	61	186	Net realized capital gains (losses)
	61	186	Total before tax
	21	65	Income tax expense
	$—	$50	Loss from discontinued operations, net of tax
	$40	$71	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$(2)	$(5)	Net realized capital gains (losses)
	(2)	(5)	Total before tax
	(1)	(2)	Income tax expense (benefit)
	$(1)	$(3)	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$(4)	$(2)	Net realized capital gains (losses)
Interest rate swaps	22	67	Net investment income
Foreign currency swaps	(9)	(9)	Net realized capital gains (losses)
	9	56	Total before tax
	3	20	Income tax expense
	$6	$36	Net income (loss)
Foreign Currency Translation Adjustments
Currency translation adjustments [3]	—	172	Net realized capital gains (losses)
	—	172	Total before tax
	—	60	Income tax expense
	$—	$112	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(14)	(38)	Insurance operating costs and other expenses
	(12)	(33)	Total before tax
	(4)	(12)	Income tax expense
	(8)	(21)	Net income (loss)
Total amounts reclassified from AOCI	$37	$195	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, net of tax and DAC, by component for the three and nine months ended September 30, 2013 consist of the following:
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

Nine months ended September 30, 2013

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Reclassifications from AOCI for the three and nine months ended September 30, 2013 consist of the following:

AOCI	Amount Reclassified from AOCI		Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net Unrealized Gain on Securities
Available-for-sale securities [1]	(58)	1,636	Net realized capital gains (losses)
	(58)	1,636	Total before tax
	(19)	573	Income tax expense
	(1)	—	Loss from discontinued operations, net of tax
	$(38)	$1,063	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$3	$24	Net realized capital gains (losses)
	3	24	Total before tax
	1	8	Income tax expense (benefit)
	$2	$16	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps [2]	$4	$84	Net realized capital gains (losses)
Interest rate swaps	24	73	Net investment income
Foreign currency swaps	4	3	Net realized capital gains (losses)
	32	160	Total before tax
	11	56	Income tax expense
	$21	$104	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$2	$5	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(16)	(46)	Insurance operating costs and other expenses
	(14)	(41)	Total before tax
	(5)	(14)	Income tax expense
	(9)	(27)	Net income (loss)
Total amounts reclassified from AOCI	$(24)	$1,156	Net income (loss)

[1]	The nine months ended September 30, 2013 includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The nine months ended September 30, 2013 includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

[3]	The nine months ended September 30, 2014 amount relates to the sale of the HLIKK variable and fixed annuity business.

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

THE HARTFORD’S OPERATIONS
Overview
The Hartford is a financial holding company for a group of subsidiaries that provide property and casualty, group benefits and investment products to both individual and business customers in the United States and continues to administer life and annuity products previously sold.
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
On December 12, 2013, the Company completed the sale of all of the issued and outstanding equity of HLIL, which comprised the Company's U.K. variable annuity business, to Columbia Insurance Company, a Berkshire Hathaway company. On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc.
For further discussion of these transactions, see Note 2 - Business Dispositions, Note 7 - Reinsurance and Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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

Financial Highlights for the Three Months Ended September 30, 2014

•	Net income of $388, or $0.86 per diluted share, compared with net income of $293, or $0.60 per diluted share, in the comparable prior year period.

•	Amounts paid for share repurchases totaled $845 in the quarter.

•
Book value per diluted common share excluding AOCI increased to $39.82 from $39.21 as of the prior quarter end due to the effect of net income less dividends and the effect of share repurchases in the quarter.

•
Net investment income increased 3% to $810 compared to the prior year period primarily due to an increase in income from limited partnerships and other alternative investments, partially offset by a decrease in income related to fixed maturities driven by a decline in asset levels, primarily in Talcott Resolution.

•
While the annualized investment yield after-tax of 3.2% remained unchanged compared to the prior year period, new money yields decreased from 4.4% to 3.2% driven by lower interest rates, tighter credit spreads and the effect of reinvesting Japan sales proceeds into short-duration assets pending use for share repurchases.

•	Higher short term interest rates and wider credit spreads decreased the after-tax net unrealized gains in the investment portfolio by $62 in the quarter.

•	Property and Casualty written premiums increased 2% over the comparable prior year period, comprised of 1% growth in P&C Commercial and 3% in Consumer Markets.

•	Property and Casualty combined ratio, before catastrophes and prior year development, improved 2.6 points to 90.2 from 92.8 in the comparable prior year period.

•	Catastrophe losses of $40, before tax, decreased from catastrophe losses of $66, before tax, in the comparable prior year period.

•	Favorable prior year development totaled $10, before tax.

•	Group Benefits after-tax margin, excluding buyouts and realized capital gains (losses), increased to 4.5% in the quarter from 3.9% in the comparable prior year period.

•	Talcott Resolution after-tax income from continuing operations was $28, down from $80 in the prior year quarter due to a decline in net realized capital gains.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Earned premiums	$3,337	$3,338	—%	$9,958	$9,885	1%
Fee income	524	538	(3%)	1,522	1,561	(2%)
Net investment income	810	787	3%	2,402	2,453	(2%)
Net realized capital gains [1]	69	131	(47%)	30	1,796	(98%)
Other revenues	29	68	(57%)	85	201	(58%)
Total revenues	4,769	4,862	(2%)	13,997	15,896	(12%)
Benefits, losses and loss adjustment expenses	2,624	2,764	(5%)	8,223	8,345	(1%)
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	580	594	(2%)	1,348	1,414	(5%)
Insurance operating costs and other expenses	976	964	1%	2,889	3,060	(6%)
Loss on extinguishment of debt	—	—	—%	—	213	(100%)
Reinsurance loss on dispositions, including reduction in goodwill of $156	—	—	—%	—	1,574	(100%)
Interest expense	93	94	(1%)	282	301	(6%)
Total benefits, losses and expenses	4,273	4,416	(3%)	12,742	14,907	(15%)
Income from continuing operations before income taxes	496	446	11%	1,255	989	27%
Income tax expense	108	81	33%	251	148	70%
Income from continuing operations, net of tax	388	365	6%	1,004	841	19%
Loss from discontinued operations, net of tax	—	(72)	100%	(588)	(979)	40%
Net income (loss)	$388	$293	32%	$416	$(138)	NM

[1]	Includes net realized gain on business dispositions of $1,575 for the nine months ended September 30, 2013.
Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Net income, compared to the prior year period, increased for the three months ended September 30, 2014 primarily due to the following:

•
Dispositions of the Company's discontinued operations, HLIKK and HLIL, were completed in the second quarter of 2014 and the fourth quarter of 2013, respectively. The loss from discontinued operations of $72, net of tax, for the three months ended September 30, 2013, is primarily due to losses from the operations of the Japan and U.K. annuity businesses. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions and Note 17 - Discontinued Operations of Condensed Consolidated Financial Statements.

•
Net investment income of $810, before tax, for the three months ended September 30, 2014, increased compared to the $787, before tax, for the prior year period. The increase in investment income is primarily due to an increase in income from limited partnerships and other alternative investments, partially offset by a decrease in income from fixed maturities due to a decline in asset levels, primarily in Talcott Resolution. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
Current accident year catastrophe losses of $40, before tax, for the three months ended September 30, 2014, compared to $66, before tax, for the prior year period. The decrease in current accident year catastrophe losses was primarily due to reduced frequency and severity from wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident year reserve release of $10, before tax, for the three months ended September 30, 2014, compared to reserve strengthening of $17, before tax, for the prior year period. Reserve releases in 2014 were primarily related to a decrease in reserves in general liability, partially offset by an increase in reserves for workers' compensation discount accretion. Strengthened reserves in 2013 primarily related to increased claim frequency in Commercial Markets auto liability, partially offset by reserve releases in general liability and catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
An improvement in current accident year underwriting results before catastrophes in Property & Casualty Commercial and Consumer Markets and an increase in after-tax margins in Group Benefits. Commercial Markets' current accident year underwriting results before catastrophes improved $40, before tax, due primarily to improved results in Small Commercial and Middle Market. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the three months ended September 30, 2014 increased by $27 from an income tax expense of $81 in the prior year period, primarily due to the $50, before tax, increase in income from continuing operations. The income tax expense in 2014 and 2013 includes separate account DRD benefits of $32 and $36, respectively. For further discussion of income taxes, see Note 12 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Net income for the nine months ended September 30, 2014 was an improvement over a net loss in the prior year period primarily due to the following:

•
A decrease in the loss from discontinued operations to $588, net of tax, compared to $979, net of tax, for the prior year period. The loss from discontinued operations in 2014 includes the results of operations of the Japan business and the realized capital loss on the sale of HLIKK. The loss from discontinued operations in 2013 includes the results of operations of the Japan and U.K. annuity businesses and the realized capital loss on the sale of HLIL. The results of operations for the Japan annuity business in 2013 includes the write-off of DAC and higher hedging losses.

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

•
A loss on extinguishment of debt of $213, before tax, for the nine months ended September 30, 2013 related to the repurchase of approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transaction.

•
A $198 before tax improvement in current accident year underwriting results before catastrophes in Property & Casualty resulting in a 2.5 point decrease in the combined ratio before catastrophes and prior year development. Also contributing to the improvement in underwriting results was an increase in earned premiums of 2% or $150, before tax, for the nine months ended September 30, 2014, compared to the prior year period, reflecting earned premium growth of 1% in P&C Commercial and 4% in Consumer Markets. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Current accident year catastrophe losses of $322, before tax, for the nine months ended September 30, 2014, compared to $284, before tax, for the prior year period. The increase in current accident year catastrophe losses was primarily due to an increase in winter storm frequency and severity across various U.S. geographic regions and an increase in the severity of thunderstorm and hail events, partially offset by a decrease in the number and severity of tornadoes.

•
Prior accident year reserve strengthening of $199, before tax, for the nine months ended September 30, 2014, compared to reserve strengthening of $177, before tax, for the prior year period. Reserve strengthenings in 2014 were primarily related to an increase in reserves for asbestos and environmental claims, principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. Reserve strengthenings in 2013 were primarily related to increased net asbestos reserves due to higher claim frequency and severity.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the nine months ended September 30, 2014 increased by $103 from an income tax expense of $148 in the prior year period, primarily due to the $266, before tax, increase in income from continuing operations. The income tax expense in 2014 and 2013 includes separate account DRD benefits of $85 and $101, respectively.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three months ended September 30,			Nine months ended September 30,
Net income (loss) by segment	2014	2013	Increase (Decrease) From 2013 to 2014	2014	2013	Increase (Decrease) From 2013 to 2014
Property & Casualty Commercial	$280	$174	$106	$721	$619	$102
Consumer Markets	73	68	5	142	160	(18)
Property & Casualty Other Operations	14	22	(8)	(108)	(28)	(80)
Group Benefits	37	31	6	143	134	9
Mutual Funds	22	19	3	64	57	7
Talcott Resolution	28	7	21	(331)	(619)	288
Corporate	(66)	(28)	(38)	(215)	(461)	246
Net income (loss)	$388	$293	$95	$416	$(138)	$554
Investment Results
Composition of Invested Assets

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$59,586	78.1%	$62,357	79.2%
Fixed maturities, at fair value using the fair value option ("FVO")	464	0.6%	844	1.1%
Equity securities, AFS, at fair value	648	0.9%	868	1.1%
Mortgage loans	5,730	7.5%	5,598	7.1%
Policy loans, at outstanding balance	1,425	1.9%	1,420	1.8%
Limited partnerships and other alternative investments	3,027	4.0%	3,040	3.9%
Other investments [1]	326	0.4%	521	0.7%
Short-term investments	5,013	6.6%	4,008	5.1%
Total investments excluding equity securities, trading	76,219	100%	78,656	100%
Equity securities, trading, at fair value [2]	12		19,745
Total investments	$76,231		$98,401

[1]	Primarily relates to derivative instruments.

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

Total investments decreased since December 31, 2013, primarily in equity securities, trading and fixed maturities, AFS, due to the sale of the Japan variable and fixed annuity business as well as the continued runoff of the remaining Talcott Resolution business. For further discussion on the Japan sale, see the Sale of Business section in Note 2 - Business Dispositions, of Notes to Condensed Consolidated Financial Statements. This decline was partially offset by an increase in the valuation of fixed maturities, AFS due to a decrease in long term interest rates and tighter credit spreads. Short-term investments increased primarily due to the investment of proceeds from the sale of HLIKK.

Net Investment Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$602	4.2%	$638	4.3%	$1,819	4.2%	$1,934	4.3%
Equity securities, AFS	9	5.1%	7	2.9%	23	3.9%	21	3.3%
Mortgage loans	65	4.6%	65	4.7%	197	4.6%	191	4.8%
Policy loans	20	5.5%	20	5.7%	59	5.5%	62	5.9%
Limited partnerships and other alternative investments	100	14.4%	46	6.1%	250	11.7%	207	9.1%
Other [3]	44		40		135		123
Investment expense	(30)		(29)		(81)		(85)
Total securities AFS and other	810	4.5%	787	4.3%	2,402	4.4%	2,453	4.5%
Total securities, AFS and other excluding limited partnerships and other alternative investments	$710	4.1%	$741	4.2%	$2,152	4.1%	$2,246	4.3%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value. Yield calculations for each period exclude assets associated with the dispositions of HLIKK, the Retirement Plans and Individual Life businesses, and the Hartford Life International Limited business, as applicable.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Total net investment income for the three months ended September 30, 2014 increased in comparison to the three months ended September 30, 2013 primarily due to an increase in income from limited partnerships and other alternative investments, partially offset by a decrease in income from fixed maturities. Total net investment income for the nine months ended September 30, 2014 decreased in comparison to the nine months ended September 30, 2013 primarily due to an decrease in income from fixed maturities, partially offset by an increase in income from limited partnerships. The decrease in income related to fixed maturities for the three and nine months ended September 30, 2014 is a result of a decline in asset levels, primarily in Talcott Resolution, and lower income from repurchase agreements. The increase in limited partnerships and other alternative investments resulted primarily from an increase in valuations of underlying funds within private equity and real estate.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.1% for the nine months ended September 30, 2014 versus 4.3% for the comparable period in 2013. The decline was primarily attributable to lower income from repurchase agreements and lower reinvestment rates. Refer to Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further discussion of repurchase agreements. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the nine months ended September 30, 2014, was approximately 3.7% which was below the average yield of sales and maturities of 3.9% for the same period due to the current interest rate environment. In addition, the reinvestment rate was impacted by the investment of proceeds from the sale of HLIKK into short duration, high quality corporates and ABS. For the third quarter of 2014, the new money yield decreased to 3.2% compared to 4.4% in the prior year period driven by lower interest rates, tighter credit spreads and the effect of reinvesting Japan sales proceeds into short-duration assets pending use for share repurchases.  Despite the recent decline in new money yield, we expect the net investment income yield for the 2014 full year to be relatively consistent with the net investment income yield for the nine months ended September 30, 2014. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Before-tax)	2014	2013	2014	2013
Gross gains on sales	$116	$105	$421	$2,021
Gross losses on sales	(29)	(137)	(191)	(326)
Net OTTI losses recognized in earnings	(14)	(26)	(43)	(59)
Valuation allowances on mortgage loans	—	—	(3)	—
Periodic net coupon settlements on credit derivatives	—	(1)	1	(5)
Results of variable annuity hedge program
GMWB derivatives, net	6	203	15	219
Macro hedge program	12	(50)	(13)	(182)
Total results of variable annuity hedge program	18	153	2	37
Other, net [1]	(22)	37	(157)	128
Net realized capital gains	$69	$131	$30	$1,796

[1]	Primarily consists of changes in value of non-qualifying derivatives, including interest rate derivatives used to manage duration, and the Japan fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales
•   Gross gains on sales for the three months ended September 30, 2014 were primarily due to gains on the sale of industrial corporate securities, CMBS and RMBS. Gross losses on sales for the three months ended September 30, 2014 were the result of losses on the sale of other corporate securities. Gross gains on sales for the nine months ended September 30, 2014 were primarily due to gains on the sale of corporate securities, CMBS, RMBS, and municipal securities. Gross losses on sales for the nine months ended September 30, 2014 were the result of losses on the sale of emerging market securities, primarily within the foreign government and corporate sectors. The sales for both periods were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
•   Gross gains for three months ended September 30, 2013 were primarily due to gains on the sale of industrial corporate, RMBS, and ABS. Gross losses on sales for the three months ended September 30, 2013 were the result of losses on sales of U.S. treasury and other corporate securities due to rising interest rates. The sales were primarily as a result of management of duration and liquidity as well as, progress towards sector allocation objectives. Gross gains and losses on sales for the nine months ended September 30, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gross gain of $1.5 billion.
Net OTTI losses
•      See Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.
Variable annuity hedge program

•
For the three months ended September 30, 2014 the gain on the macro hedge program was primarily due to gains of $19 driven by increased equity volatility. For the nine months ended September 30, 2014 the loss on the macro hedge program was primarily due to losses of $16 driven by an improvement in the domestic equity markets.

•
For the three and nine months ended September 30, 2014 the gain related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $31 on liability model assumption updates and gains of $10 and $8, respectively, due to increased volatility. For the three and nine months ended September 30, 2014 these gains were partially offset by losses of $20 and $24, respectively, resulting from policyholder behavior primarily related to increased surrenders.

•
For the three and nine months ended September 30, 2013 the gain related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $83 and $186, respectively, resulting from favorable policyholder behavior largely related to increased surrenders, and gains of $27 and $63, respectively, due to the passage of time. Additional gains of $75 related to the U.S. GMWB product for the three months ended September 30, 2013 were primarily due to liability assumption updates for lapses and withdrawal rates.

•
For the nine months ended September 30, 2013 the loss on the macro hedge program was primarily due to losses of $98 related to an improvement in domestic equity markets, losses of $44 due to passage of time, and losses of $44 driven by an increase in long term interest rates.

Other, net
•      Other, net loss for the three months ended September 30, 2014 was primarily due to losses of $10 on credit derivatives driven by credit spread widening and losses of $9 on interest rate derivatives due to a decline in long term interest rates.

•
Other, net loss for the nine months ended September 30, 2014 was primarily due to losses of $153 on interest rate derivatives largely used to manage duration driven by a decline in U.S. interest rates.

•      Other, net gain for the three months ended September 30, 2013 was primarily due to gains of $35 on credit derivatives due to credit spread tightening, partially offset by losses of $15 on Japan fixed payout annuity hedges primarily due to the depreciation of the Japanese yen in relation to the U.S. dollar.

•
Other, net gain for the nine months ended September 30, 2013 was primarily due to gains of $71 on interest derivatives primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 of Notes to Condensed Consolidated Financial Statements. Additional gains of $61 were due to modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, driven by a decline in interest rates. These gains were partially offset by losses of $36 related to equity futures and options used to hedge equity market risk in the investment portfolio, driven by an increase in equity markets during the period of the hedge.

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
Certain of these estimates are particularly sensitive to market conditions, and deterioration and/or volatility in the worldwide debt or equity markets could have a material impact on the Condensed Consolidated Financial Statements. In developing these estimates, management makes subjective and complex judgments that are inherently uncertain and subject to material change as facts and circumstances develop. Although variability is inherent in these estimates, management believes the amounts provided are appropriate based upon the facts available upon compilation of the financial statements.
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2013 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates for September 30, 2014 results.

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
Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2014 follows:

Nine Months Ended September 30, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,799	1,858	—	4,657
Current accident year catastrophes [3]	103	219	—	322
Prior accident years	—	(52)	251	199
Total provision for unpaid losses and loss adjustment expenses	2,902	2,025	251	5,178
Less: Payments	2,751	2,036	291	5,078
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,002	1,840	2,934	18,776
Reinsurance and other recoverables	2,483	13	613	3,109
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,485	$1,853	$3,547	$21,885
Earned premiums	$4,678	$2,838
Loss and loss expense paid ratio [1]	58.8	71.7
Loss and loss expense incurred ratio	62.0	71.4
Prior accident years development (pts) [2]	—	(1.8)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2014
Category	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Wind and Hail [1]	49	189	238
Winter Storms [1]	50	17	67
Tornadoes	2	10	12
Other [2]	$2	$3	$5
Total	$103	$219	$322
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes earthquake and flooding.

Prior accident years development recorded in 2014
Included within prior accident years development for the three and nine months ended September 30, 2014 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$—	$(4)	$—	$(4)
Package business	2	—	—	2
General liability	(19)	—	—	(19)
Fidelity and surety	4	—	—	4
Commercial property	(1)	—	—	(1)
Net environmental reserves	—	—	3	3
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	1	(3)	—	(2)
Other reserve re-estimates, net	—	(8)	7	(1)
Total prior accident years development	$(5)	$(15)	$10	$(10)

Nine Months Ended September 30, 2014
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$14	$(4)	$—	$10
Homeowners	—	(10)	—	(10)
Professional liability	(16)	—	—	(16)
Package business	1	—	—	1
General liability	(22)	—	—	(22)
Fidelity and surety	4	—	—	4
Commercial property	(3)	—	—	(3)
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	30	30
Workers’ compensation	5	—	—	5
Change in workers’ compensation discount, including accretion	23	—	—	23
Catastrophes	(17)	(29)	—	(46)
Other reserve re-estimates, net	11	(9)	9	11
Total prior accident years development	$—	$(52)	$251	$199
During 2014, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability due to an increased frequency of severe claims spread across several accident years.

•	Homeowners reserves emerged favorably for accident year 2013, primarily related to favorable development on fire and water-related claims.

•	Released reserves in professional liability for accident years 2013, 2012 and 2010 due to lower frequency of reported claims.

•	Released reserves in general liability due to lower frequency in late emerging claims.

•	Fidelity and surety reserves emerged favorably for accident years 2008 forward, offset by adverse emergence on reserves for accident years 2007 and prior.

•	Released reserves primarily for accident year 2013 catastrophes as fourth quarter 2013 catastrophes have developed favorably.

•	Refer to the Property & Casualty Other Operations Claims section for discussion on the increase to net asbestos and net environmental reserves.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses for the nine months ended September 30, 2013 follows:

Nine Months Ended September 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	2,925	1,769	—	4,694
Current accident year catastrophes [3]	98	186	—	284
Prior accident years	71	(39)	145	177
Total provision for unpaid losses and loss adjustment expenses	3,094	1,916	145	5,155
Less: Payments	2,973	2,027	225	5,225
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,776	1,799	3,044	18,619
Reinsurance and other recoverables	2,481	14	600	3,095
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,257	$1,813	$3,644	$21,714
Earned premiums	$4,637	$2,729
Loss and loss expense paid ratio [1]	64.1	74.3
Loss and loss expense incurred ratio	66.7	70.2
Prior accident years development (pts) [2]	1.5	(1.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Nine Months Ended September 30, 2013
Category [1]	Property & Casualty Commercial	Consumer Markets	Total Property and Casualty Insurance
Wind and Hail	$69	$106	$175
Tornadoes	17	42	59
Other [2]	12	38	50
Total	$98	$186	$284
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes wildfire, winter storms and flooding.

Prior accident years development recorded in 2013
Included within prior accident years development for the three and nine months ended September 30, 2013 were the following reserve strengthenings (releases):

Three Months Ended September 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$86	$—	$—	$86
Homeowners	—	1	—	1
General liability	(45)	—	—	(45)
Commercial property	(1)	—	—	(1)
Net environmental reserves	—	—	1	1
Workers’ compensation	(10)	—	—	(10)
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(12)	(8)	—	(20)
Other reserve re-estimates, net	—	(4)	1	(3)
Total prior accident years development	$26	$(11)	$2	$17

Nine Months Ended September 30, 2013
	Property & Casualty Commercial	Consumer Markets	Property & Casualty Other Operations	Total Property and Casualty Insurance
Auto liability	$141	$2	$—	$143
Homeowners	—	(9)	—	(9)
Professional liability	(29)	—	—	(29)
Package business	(14)	—	—	(14)
General liability	(74)	—	—	(74)
Fidelity and surety	(5)	—	—	(5)
Commercial property	(7)	—	—	(7)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	12	12
Workers’ compensation	9	—	—	9
Workers’ compensation - NY 25a Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	23	—	—	23
Catastrophes	(21)	(37)	—	(58)
Uncollectible reinsurance	(25)	—	—	(25)
Other reserve re-estimates, net	(7)	5	3	1
Total prior accident years development	$71	$(39)	$145	$177
During 2013, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability, primarily related to specialty lines claims, arising from a higher frequency of large loss bodily injury claims in accident years 2010 through 2012.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims, for the three and nine months ended September 30, 2014.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended September 30, 2014	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,820		$278	$932	$3,030
Losses and loss adjustment expenses incurred	—		3	7	10
Less : losses and loss adjustment expenses paid	65		14	27	106
Ending liability – net [2][3]	$1,755	[4]	$267	$912	$2,934

Nine Months Ended September 30, 2014	Asbestos		Environmental	All Other [1]	Total
Beginning liability—net [2][3]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	212		30	9	251
Less: losses and loss adjustment expenses paid	171		33	87	291
Ending liability – net [2][3]	$1,755	[4]	$267	$912	$2,934

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

[2]
Excludes amounts reported in Property & Casualty Commercial and Consumer Markets reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $17 and $6, respectively, as of September 30, 2014. Total net losses and loss adjustment expenses incurred for the three and nine months ended September 30, 2014 includes $7 and $12, respectively, related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three and nine months ended September 30, 2014 includes $5 and $13, respectively, related to asbestos and environmental claims.

[3]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,280 and $299.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $231 and $201, respectively, resulting in a one year net survival ratio of 7.7 and a three year net survival ratio of 8.8. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

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

The following table sets forth, for the three and nine months ended September 30, 2014, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended September 30, 2014	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$39	$—	$9	$3
Assumed Reinsurance	13	—	1	—
London Market	3	—	1	—
Total	55	—	11	3
Ceded	10	—	3	—
Net	$65	$—	$14	$3

Nine Months Ended September 30, 2014	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$152	$206	$30	$23
Assumed Reinsurance	40	70	6	—
London Market	12	28	5	7
Total	204	304	41	30
Ceded	(33)	(92)	(8)	—
Net	$171	$212	$33	$30

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three and nine months ended September 30, 2014 includes $8 and $16, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three and nine months ended September 30, 2014 includes $5 and $16, respectively, related to asbestos and environmental claims.

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
Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of September 30, 2014 of $2.0 billion ($1.77 billion and $273 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.6 billion to $2.4 billion.

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

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits are used in the amortization of: the deferred policy acquisition costs ("DAC") asset, which includes the present value of future profits; sales inducement assets (“SIA”); and unearned revenue reserves (“URR”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life-type contracts.
In the third quarter of 2014, the Company completed its annual comprehensive non-market related policyholder behavior assumption study and incorporated the results of the study into its projections of estimated future gross profits. All assumptions changes are considered an Unlock in the period of revision. The Company will continue to evaluate our assumptions related to policyholder behavior as we continue to implement initiatives to reduce the size of the variable annuity business.

The most significant EGP based balances are as follows:

	Talcott Resolution
	As of September 30, 2014	As of December 31, 2013
DAC [1]	$1,236	$1,552
SIA [1]	$93	$149
URR	$1	$50
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$327	$565

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

Unlocks
The benefit (charge) to net income (loss) by asset and liability as a result of the Unlocks is as follow:

	Talcott Resolution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
DAC	$(176)	$(170)	$(148)	$(204)
SIA	(41)	(12)	(35)	(19)
URR	44	12	42	15
Death and Other Insurance Benefit Reserves	15	9	26	38
Total (before tax)	$(158)	$(161)	$(115)	$(170)
Income tax effect	(56)	(57)	(40)	(60)
Total (after-tax)	$(102)	$(104)	$(75)	$(110)
The Unlock charge, after-tax, for the three months ended September 30, 2014, was primarily due to lower future estimated gross profits on the fixed annuity block driven by the continued low interest rate environment as well as higher variable annuity unit costs. The Unlock charge for the nine months ended September 30, 2014 was primarily due to lower future estimated gross profits on the fixed annuity block driven by the continued low interest rate environment as well as higher variable annuity units costs due to higher than expected surrenders, partially offset by actual separate account returns being above our aggregated estimated returns during the period. The Unlock charge, for the three months and nine months ended September 30, 2013, was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during the period.
The after-tax charge related to the annual policyholder assumption changes and market performance and other attributes for the three months ended September 30, 2014 is as follows:

Individual Annuity
Assumption changes	$84
Market performance and other attributes [1]	18
Total (after-tax)	$102

[1]	Other attributes include non-market components such as lapses.

An Unlock revises EGPs, on a quarterly basis, to reflect the Company’s current best estimate assumptions and market updates of policyholder account value. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for variable annuities was 36% as of September 30, 2014. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
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
The carrying value of goodwill is $498 as of September 30, 2014 and December 31, 2013.

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers several measures and ratios to be the key performance indicators for its businesses. The following discussions include the more significant ratios and measures of profitability for the three and nine months ended September 30, 2014 and 2013. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors. For additional information on key performance measures and ratios, see Definitions of Non-GAAP and other measures and ratios within MD&A of The Hartford’s 2013 Form 10-K Annual Report.
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
After-tax Margin, excluding buyouts and realized gains (losses)
After-tax margin, excluding buyouts and realized gains (losses), is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that after-tax margin, excluding buyouts and realized gains (losses), provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts and realized gains (losses). After-tax margin, excluding buyouts and realized gains (losses), should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both after-tax margin, excluding buyouts and realized gains (losses), and after-tax margin when reviewing performance. After-tax margin, excluding buyouts and realized gains (losses) is calculated by dividing core earnings excluding buyouts and realized gains (losses) by total core revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax margin, excluding buyouts and realized gains (losses) for the three and nine months ended September 30, 2014 and 2013 is set forth in the After-tax Margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S. GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the three and nine months ended September 30, 2014 and 2013 is set forth in MD&A - Property & Casualty Commercial and Consumer Markets.

Core Earnings
Core earnings, a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, discontinued operations, loss on extinguishment of debt, gains and losses on business disposition transactions, certain restructuring and other costs and the impact of Unlocks to DAC, SIA, URR and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
A reconciliation of net income (loss) to core earnings is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$388	$293	$416	$(138)
Less: Unlock charge, after-tax	(102)	(104)	(75)	(110)
Less: Restructuring and other costs, after-tax	(14)	(10)	(32)	(34)
Less: Loss from discontinued operations, after-tax	—	(72)	(588)	(979)
Less: Loss on extinguishment of debt, after-tax	—	—	—	(138)
Less: Net reinsurance loss on dispositions, after-tax	—	—	—	(24)
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings [1]	27	63	(11)	110
Core earnings	$477	$416	$1,122	$1,037

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

Renewal earned price increase (decrease)
Written premiums are earned over the policy term, which is six months for certain personal lines auto business and twelve months for substantially all of the remainder of the Company’s property and casualty business. Since the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.
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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the three and nine months ended September 30, 2014 and 2013 is set forth in the ROA section within MD&A - Mutual Funds.
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

PROPERTY & CASUALTY COMMERCIAL

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2014	2013	Change	2014	2013	Change
Written premiums	$1,583	$1,567	1%	$4,823	$4,745	2%
Change in unearned premium reserve	5	4	25%	145	108	34%
Earned premiums	1,578	1,563	1%	4,678	4,637	1%
Losses and loss adjustment expenses
Current accident year before catastrophes	931	991	(6%)	2,799	2,925	(4%)
Current accident year catastrophes	8	48	(83%)	103	98	5%
Prior accident years	(5)	26	(119%)	—	71	(100%)
Total losses and loss adjustment expenses	934	1,065	(12%)	2,902	3,094	(6%)
Amortization of DAC	230	226	2%	686	679	1%
Underwriting expenses	259	238	9%	701	706	(1%)
Dividends to policyholders	4	4	—%	11	12	(8%)
Underwriting gain	151	30	NM	378	146	159%
Net servicing income [1]	5	5	—%	14	18	(22%)
Net investment income	250	230	9%	736	732	1%
Net realized capital gains (losses)	18	(1)	NM	(38)	35	NM
Other expenses	(28)	(29)	3%	(86)	(87)	1%
Income before income taxes	396	235	69%	1,004	844	19%
Income tax expense	116	62	87%	283	224	26%
Income from continuing operations, net of tax	280	173	62%	721	620	16%
Income (loss) from discontinued operations, net of tax	—	1	(100%)	—	(1)	100%
Net income	$280	$174	61%	$721	$619	16%

[1]	Includes servicing revenues of $30 and $29 for the three months ended September 30, 2014 and 2013 and $86 and $88 for the nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures [1]	2014	2013	2014	2013
New business premium	$263	$253	$810	$797
Standard commercial lines policy count retention	84%	81%	83%	81%
Standard commercial lines renewal written pricing increase	5%	7%	6%	7%
Standard commercial lines renewal earned pricing increase	6%	8%	7%	8%
Standard commercial lines policies in-force as of end of period (in thousands)			1,269	1,255

[1]	Standard commercial lines consists of small commercial and middle market.

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2014	2013	Change	2014	2013	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.0	63.4	4.4	59.8	63.1	3.3
Current accident year catastrophes	0.5	3.1	2.6	2.2	2.1	(0.1)
Prior year development	(0.3)	1.7	2.0	—	1.5	1.5
Total loss and loss adjustment expense ratio	59.2	68.1	8.9	62.0	66.7	4.7
Expense ratio	31.0	29.7	(1.3)	29.6	29.9	0.3
Policyholder dividend ratio	0.3	0.3	—	0.2	0.3	0.1
Combined ratio	90.4	98.1	7.7	91.9	96.9	5.0
Current accident year catastrophes and prior year development	0.2	4.8	4.6	2.2	3.6	1.4
Combined ratio before catastrophes and prior year development	90.2	93.3	3.1	89.7	93.2	3.5

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Overview
Net income for the three months ended September 30, 2014, as compared to the prior year period, increased primarily due to a higher underwriting gain and increases in net investment income and net realized capital gains.
Net income for the nine months ended September 30, 2014, as compared to the prior year period, increased primarily due to a higher underwriting gain, including a decrease in current accident year loss and loss adjustment expenses before catastrophes and a reduction in unfavorable prior accident year development, partially offset by net realized capital losses in 2014 as compared to net realized capital gains in 2013.
Revenues - Earned and Written Premiums
Earned premiums for the three and nine months ended September 30, 2014, as compared to the prior year periods, increased reflecting written premium growth over the preceding twelve months.
Written premiums, compared to the prior year period, increased for the three months ended September 30, 2014 in small commercial and middle market, partially offset by a decrease in premiums in specialty commercial. Written premium increases in small commercial and middle market were driven primarily by higher retention, written pricing increases as well as new business growth. Written premium decreases in specialty commercial were primarily the result of continued underwriting actions exit unprofitable programs as well as lower written premium in national accounts. Written premiums, compared to the prior year period, increased for the nine months ended September 30, 2014 in small commercial and middle market, partially offset by a decrease in premiums in specialty commercial.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended September 30, 2014, as compared to the prior year period, decreased reflecting lower current accident year losses before catastrophes in small commercial and middle market, a change to net favorable prior accident year development and a decrease in current accident year catastrophes. Losses and loss adjustment expenses for the nine months ended September 30, 2014, as compared to the prior year period, decreased reflecting lower current accident year losses before catastrophes in all three lines of business and a decrease in unfavorable prior accident year development, partially offset by an increase in current accident year catastrophes.

•
The reduction in the current accident year loss and loss adjustment expense ratios before catastrophes for the three and nine months ended September 30, 2014, as compared to the prior year periods, was primarily driven by a lower loss and loss adjustment expense ratio in workers' compensation due to favorable frequency and severity trends.

•
Current accident year catastrophe losses totaled $8, before tax, for the three months ended September 30, 2014, compared to $48, before tax, for the three months ended September 30, 2013. Decreased losses for the three months ended September 30, 2014, as compared to the prior year period, were primarily due to a reduction in storm severity across various U.S. geographic regions.

•
Current accident year catastrophe losses totaled $103, before tax, for the nine months ended September 30, 2014, compared to $98, before tax, for the nine months ended September 30, 2013. Increased losses for the nine months ended September 30, 2014 were primarily due to unfavorable winter storm frequency and severity across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident year reserve release of $5, before tax, for the three months ended September 30, 2014, compared to reserve strengthening of $26, before tax, for the three months ended September 30, 2013. Development for the three months ended September 30, 2014 was principally due to reserve releases related to general liability. Development for the three months ended September 30, 2013 was primarily due to reserve strengthening related to auto liability, partially offset by reserve releases related to professional and general liability and catastrophes.

•
Prior accident year reserve strengthening of $71, before tax, for the nine months ended September 30, 2013. was primarily due to reserve strengthening related auto liability and the closing of the workers' compensation New York Section 25A Fund for Reopened Cases, partially offset by reserve releases related to professional and general liability and uncollectible reinsurance. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Underwriting Ratios
The combined ratio, before catastrophes and prior year development, improved 3.1 points for the three months ended September 30, 2014 primarily due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, partially offset by an increase in the expense ratio due to higher commissions. The combined ratio, before catastrophes and prior year development, improved 3.5 points for the nine months ended September 30, 2014 primarily due to a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes and the expense ratio (including a 1.0 point favorable impact related to a reduction in NY State Workers' Compensation Board assessments).
Investment Results
Investment income increased for the three and nine months ended September 30, 2014, as compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

CONSUMER MARKETS

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2014	2013	Change	2014	2013	Change
Written premiums	$1,019	$988	3%	$2,949	$2,833	4%
Change in unearned premium reserve	55	63	(13%)	111	104	7%
Earned premiums	964	925	4%	2,838	2,729	4%
Losses and loss adjustment expenses
Current accident year before catastrophes	639	616	4%	1,858	1,769	5%
Current accident year catastrophes	32	18	78%	219	186	18%
Prior accident years	(15)	(11)	(36%)	(52)	(39)	(33%)
Total losses and loss adjustment expenses	656	623	5%	2,025	1,916	6%
Amortization of DAC	88	82	7%	259	248	4%
Underwriting expenses	135	145	(7%)	404	427	(5%)
Underwriting gain	85	75	13%	150	138	9%
Net servicing income [1]	2	5	(60%)	2	20	(90%)
Net investment income	33	33	—%	99	109	(9%)
Net realized capital gains (losses)	4	1	NM	(4)	5	(180%)
Other expenses	(17)	(14)	(21%)	(43)	(42)	(2%)
Income before income taxes	107	100	7%	204	230	(11)%
Income tax expense	34	32	6%	62	70	(11%)
Net income	$73	$68	7%	$142	$160	(11)%
 [1] Includes servicing revenues of $39 and $114 for the three and nine months ended September 30, 2013 related to Catalyst 360.

	Three Months Ended September 30,			Nine Months Ended September 30,
Written Premiums	2014	2013	Change	2014	2013	Change
Product Line
Automobile	690	668	3%	2,030	1,954	4%
Homeowners	329	320	3%	919	879	5%
Total	1,019	988	3%	2,949	2,833	4%
Earned Premiums
Product Line
Automobile	662	637	4%	1,948	1,882	4%
Homeowners	302	288	5%	890	847	5%
Total	964	925	4%	2,838	2,729	4%

	Three Months Ended September 30,		Nine Months Ended September 30,
Premium Measures	2014	2013	2014	2013
Policies in-force end of period (in thousands)
Automobile			2,047	2,021
Homeowners			1,318	1,321
New business written premium
Automobile	$108	$100	$315	$280
Homeowners	$34	$35	$101	$99
Policy count retention
Automobile	85%	86%	86%	86%
Homeowners	86%	86%	87%	87%
Renewal written pricing increase
Automobile	5%	5%	5%	5%
Homeowners	7%	8%	7%	7%
Renewal earned pricing increase
Automobile	5%	5%	5%	5%
Homeowners	8%	6%	7%	6%

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Ratios	2014	2013	Change	2014	2013	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	66.3	66.6	0.3	65.5	64.8	(0.7)
Current accident year catastrophes	3.3	1.9	(1.4)	7.7	6.8	(0.9)
Prior year development	(1.6)	(1.2)	0.4	(1.8)	(1.4)	0.4
Total loss and loss adjustment expense ratio	68.0	67.4	(0.6)	71.4	70.2	(1.2)
Expense ratio	23.1	24.5	1.4	23.4	24.7	1.3
Combined ratio	91.2	91.9	0.7	94.7	94.9	0.2
Current accident year catastrophes and prior year development	1.7	0.7	(1.0)	5.9	5.4	(0.5)
Combined ratio before catastrophes and prior year development	89.4	91.1	1.7	88.8	89.6	0.8

	Three Months Ended September 30,			Nine Months Ended September 30,
Product Combined Ratios	2014	2013	Change	2014	2013	Change
Automobile	96.6	96.3	(0.3)	95.6	95.6	—
Homeowners	83.1	81.2	(1.9)	94.1	92.9	(1.2)
Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Overview
Net income increased for the three months ended September 30, 2014, as compared to the prior period, primarily due to an increase in underwriting gains driven by higher earned premium and lower underwriting expenses. Net income decreased for the nine months ended September 30, 2014, as compared to the prior period, primarily due to a decrease in net servicing income and a decrease in net investment income, partially offset by higher underwriting gains.
Revenues - Earned and Written Premiums
Earned and written premiums increased for the three and nine months ended September 30, 2014, primarily due to auto new business growth and stable premium retention.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three and nine months ended September 30, 2014, as compared to the prior year periods, reflects higher current accident year losses before catastrophes and higher current accident year catastrophes partially offset by increased favorable prior accident years development.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the three months ended September 30, 2014, compared to the prior year period, consistent with the increase in earned premiums during the period.

Current accident year losses and loss adjustment expenses before catastrophes increased for the nine months ended September 30, 2014, compared to the prior year period, as a result of higher earned premiums and higher homeowners and auto physical damage claims due to increased non-catastrophe weather experience and large fire losses. The current accident year loss and loss adjustment expense ratio before catastrophes of 65.5 in 2014 increased 0.7 points from 64.8 in 2013.

•
Current accident year catastrophe losses of $32, before tax, for the three months ended September 30, 2014 compared to $18 for the prior year period. Losses for 2014 were primarily driven by multiple wind and hail events across various U.S. geographic regions. Losses for 2013 were primarily driven by multiple wind and hail events across various U.S. geographic regions and increased severity from tornadoes.

Current accident year catastrophe losses of $219, before tax, for the nine months ended September 30, 2014 compared with $186 for the prior year period. Losses for 2014 and 2013 were primarily driven by multiple wind and hail events across various U.S. geographic regions partially offset by lower losses from tornadoes and winter storms. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve release of $15, before tax, for the three months ended September 30, 2014 compared to a release of $11, before tax, for the prior year period. Reserve releases for 2014 were related primarily to auto liability claims.

Prior accident years reserve release of $52, before tax, for the nine months ended September 30, 2014 compared to a release of $39, before tax, for the prior year period. Reserve releases for 2014 were primarily related to favorable development on accident year 2013 fire and water-related homeowners claims, and reserve releases related to fourth quarter 2013 catastrophes. Reserve releases for 2013 were related to catastrophes primarily due to Storm Sandy. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, decreased 1.7 points to 89.4 for the three months ended September 30, 2014. The decrease primarily reflects a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes due to moderate loss costs and strong earned pricing in auto and home, as well as a decrease in the expense ratio. The combined ratio, before current accident year catastrophes and prior year development, slightly improved by 0.8 points to 88.8 for the nine months ended September 30, 2014.
Investment Results
Investment income remained flat and decreased by $10 for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Summary	2014	2013	Change	2014	2013	Change
Losses and loss adjustment expenses [1]	10	2	NM	251	145	73%
Underwriting expenses	8	8	—%	22	22	—%
Underwriting loss	(18)	(10)	(80%)	(273)	(167)	(63%)
Net servicing expense	—	—	—%	—	(1)	100%
Net investment income	33	33	—%	99	105	(6%)
Net realized capital gains	2	2	—%	4	6	(33%)
Other income	1	1	—%	3	2	50%
Income (loss) before income taxes	18	26	(31%)	(167)	(55)	NM
Income tax expense (benefit)	4	4	—%	(59)	(27)	(119%)
Net income (loss)	$14	$22	(36%)	$(108)	$(28)	NM
[1] Consists of prior year loss reserve development.
Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Net income decreased for the three months ended September 30, 2014, as compared to the prior year period, primarily due to assumed reinsurance reserve strengthening related to the London market business in runoff. Net loss increased for the nine months ended September 30, 2014, as compared to the prior year period, primarily due to the strengthening of asbestos and environmental reserves. As part of its annual ground-up asbestos and environmental reserve evaluations, the Company strengthened the asbestos and environmental reserves by $212 and $27, before tax, respectively, primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. In 2013, the Company strengthened its asbestos and environmental reserves by $130 and $10, before tax, respectively, primarily related to an increase in net asbestos reserves due to higher claim frequency and severity.
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

GROUP BENEFITS

	Three months ended September 30,			Nine months ended September 30,
Operating Summary	2014	2013	Change	2014	2013	Change
Premiums and other considerations [1]	$753	$831	(9)%	$2,329	$2,495	(7)%
Net investment income	93	96	(3)%	284	293	(3)%
Net realized capital gains (losses)	(3)	(8)	63%	11	47	(77)%
Total revenues	843	919	(8)%	2,624	2,835	(7)%
Benefits, losses and loss adjustment expenses	584	637	(8)%	1,782	1,911	(7)%
Amortization of deferred policy acquisition costs	8	8	—%	24	24	—%
Insurance operating costs and other expenses	205	237	(14)%	628	725	(13)%
Total benefits, losses and expenses	797	882	(10)%	2,434	2,660	(8)%
Income before income taxes	46	37	24%	190	175	9%
Income tax expense	9	6	50%	47	41	15%
Net income [1]	$37	$31	19%	$143	$134	7%

	Three months ended September 30,			Nine months ended September 30,
Premiums and other considerations	2014	2013	Change	2014	2013	Change
Fully insured – ongoing premiums	$738	$817	(10)%	$2,275	$2,451	(7)%
Buyout premiums	—	—	—%	8	1	NM
Other	15	14	7%	46	43	7%
Total premiums and other considerations	753	831	(9)%	2,329	2,495	(7)%
Fully insured ongoing sales, excluding buyouts	57	63	(10)%	282	335	(16)%

	Three months ended September 30,			Nine months ended September 30,
Ratios, excluding buyouts	2014	2013	Change	2014	2013	Change
Group disability loss ratio	85.7%	87.9%	2.2	84.0%	86.8%	2.8
Group life loss ratio	71.7%	68.2%	(3.5)	70.6%	69.0%	(1.6)
Total loss ratio	77.6%	76.7%	(0.9)	76.4%	76.6%	0.2
Expense ratio	28.3%	29.5%	1.2	28.1%	30.0%	1.9
Selected ratios excluding Association - Financial Institutions
Group life loss ratio, excluding Association - Financial Institutions	72.9%	75.8%	2.9	73.2%	76.7%	3.5
Loss ratio, excluding Association - Financial Institutions	78.3%	80.9%	2.6	77.8%	80.9%	3.1
Expense ratio, excluding Association - Financial Institutions	27.6%	25.8%	(1.8)	26.9%	26.4%	(0.5)

	Three months ended September 30,			Nine months ended September 30,
After-tax margin	2014	2013	Change	2014	2013	Change
After-tax margin (excluding buyouts)	4.4%	3.4%	1.0	5.5%	4.7%	0.8
Effect of net capital realized gains (losses), net of tax on after-tax margin	(0.1)%	(0.5)%	0.4	0.3%	1.0%	(0.7)
After-tax margin (excluding buyouts), excluding realized gains (losses)	4.5%	3.9%	0.6	5.2%	3.7%	1.5
[1] Group Benefits has a block of Association - Financial Institutions business that is subject to a profit sharing arrangement with third parties. The Association - Financial Institutions business represented $7and $68 of premiums and other considerations and $0 and $1 of net income for the three months ended September 30, 2014 and 2013, respectively and $70 and $212 of premiums and other considerations and $1 and $2 of net income for the nine months ended September 30, 2014 and 2013, respectively.

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Net income increased for the three months ended September 30, 2014, as compared to the prior year period, due to lower benefits, losses and loss adjustment expenses and insurance operating costs and other expenses partially offset by lower premiums and other considerations. Net income increased for the nine months ended September 30, 2014, as compared to the prior year period, primarily due to lower benefits, losses and loss adjustment expenses and insurance operating costs and other expenses partially offset by lower premiums and other considerations and net realized capital gains (losses).
Premiums and other considerations decreased for the three and nine months ended September 30, 2014, compared to the prior year periods, due primarily to management actions related to the Association - Financial Institutions block of business. Insurance operating costs and other expenses decreased for the three and nine months ended September 30, 2014, compared to the prior year periods, due primarily to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully insured ongoing sales, excluding buyouts declined by 10% for the three months ended September 30, 2014, as compared to the prior year period, due to management actions related to the Association - Financial Institutions block of business. Fully insured ongoing sales, excluding buyouts declined 16% for the nine months ended September 30, 2014, as compared to prior year period. Excluding Association - Financial Institutions block of business, fully insured ongoing sales, excluding buyouts decreased 11% for the nine month period primarily due to lower large case sales.
The total loss ratio increased 0.9 points for the three months ended September 30, 2014, as compared to the prior year period. The increase was due to the unfavorable impact of the Association - Financial Institutions block of business and changes in reserve assumptions made in the prior year which favorably impacted prior year loss ratio by 1.3 points. Excluding the Association - Financial Institutions block of business, the loss ratio improved 2.6 points as compared to the prior year period, due to favorable life mortality experience and favorable disability results driven by continued pricing improvement and improved incidence, slightly offset by increased severity and less favorable recoveries.
The total loss ratio improved 0.2 points for the nine months ended September 30, 2014, as compared to the prior year period, due to an improved disability loss ratio offset by the unfavorable impact of the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, the loss ratio improved 3.1 points for the nine month period due to favorable life mortality experience and favorable disability experience reflecting continued improved pricing and long-term disability incidence trends.
The expense ratio improved 1.2 points and 1.9 points for the three and nine months ended September 30, 2014, respectively, compared to the prior year periods, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business in relation to lower premium and other considerations.
The after-tax margin, excluding buyouts and net realized capital gains (losses), improved 0.6 points and 1.5 points, respectively, for the three and nine months ended September 30, 2014, compared to the prior year periods. The improvement was primarily due to the improved loss ratio excluding the Association - Financial Institutions block of business.
Investment income decreased for the three and nine months ended September 30, 2014, compared to the prior year periods. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2014	2013 [1]	Change	2014	2013	Change
Fee income and other	$185	$168	10%	$542	$493	10%
Total revenues	185	168	10%	542	493	10%
Amortization of DAC	6	11	(45)%	22	30	(27)%
Insurance operating costs and other expenses	143	128	12%	419	375	12%
Total benefits, losses and expenses	149	139	7%	441	405	9%
Income before income taxes	36	29	24%	101	88	15%
Income tax expense	14	10	40%	37	31	19%
Net income	$22	$19	16%	$64	$57	12%
MUTUAL FUNDS AUM by DISTRIBUTION CHANNEL
Retail Mutual Funds [2]
AUM, beginning of period	$55,702	$47,617	17%	$53,040	$45,013	18%
Sales	2,910	2,864	2%	$8,235	$8,815	(7)%
Redemptions	(2,703)	(2,901)	7%	(8,010)	(10,152)	21%
Net Flows	$207	$(37)	NM	$225	$(1,337)	117%
Change in market value and other	(785)	2,358	(133)%	1,859	6,262	(70)%
AUM, end of period	$55,124	$49,938	10%	$55,124	$49,938	10%

Retirement Mutual Funds [3]
AUM, beginning of period	$18,628	$15,991	16%	$17,878	$16,598	8%
Sales	843	923	(9)%	3,120	2,802	11%
Redemptions	(957)	(1,531)	37%	(3,672)	(5,547)	34%
Net Flows	(114)	(608)	81%	(552)	(2,745)	80%
Change in market value and other	(343)	1,438	(124)%	845	2,968	(72)%
AUM, end of period	$18,171	$16,821	8%	$18,171	$16,821	8%

Total Mutual Funds
AUM, beginning of period	$74,330	$63,608	17%	$70,918	$61,611	15%
Sales	3,753	3,787	(1)%	11,355	11,617	(2)%
Redemptions [4]	(3,660)	(4,432)	17%	(11,682)	(15,699)	26%
Net Flows	93	(645)	114%	(327)	(4,082)	92%
Change in market value and other	(1,128)	3,796	(130)%	2,704	9,230	(71)%
AUM, end of period	$73,295	$66,759	10%	$73,295	$66,759	10%
Average Mutual Funds Assets Under Management	$73,813	$65,183	13%	$72,107	$64,185	12%
Annuity Mutual Fund Assets [5]	$22,867	$25,638	(11)%	$22,867	$25,638	(11)%
Total Assets Under Management	$96,162	$92,397	4%	$96,162	$92,397	4%
Average Assets Under Management	$97,511	$90,953	7%	$96,449	$90,022	7%

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

[4]
Includes a $0.7 billion liquidation of the Company's target-date funds in the nine months ended September 30,2014 and an institutional redemption as well as a portfolio rebalance at a key distributor, together totaling $2.5 billion in the nine months ended September 30, 2013.

[5]	Includes Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
MUTUAL FUNDS AUM by ASSET CLASS
Equity	44,308	39,057	13%	44,308	39,057	13%
Fixed Income	14,765	14,595	1%	14,765	14,595	1%
Multi-Strategy Investments	14,222	13,107	9%	14,222	13,107	9%
Total Mutual Funds AUM, end of period	$73,295	$66,759	10%	$73,295	$66,759	10%
RETURN ON ASSETS
ROA	9.0	8.4	7%	8.8	8.4	5%
Effect of restructuring, net of tax	—	0.4	(100)%	—	(0.2)	100%
Effect of net realized gains, net of tax and DAC	—	—	—%	—	-	—%
ROA, core earnings	9.0	8.0	13%	8.8	8.6	2%
Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Net income, compared to the prior year periods, increased for the three and nine months ended September 30, 2014 primarily due to a higher fee income driven by higher AUM. Average AUM for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, increased by 7%. Operating expenses were also higher, driven by variable distribution and subadvisory costs, which tend to move in line with revenue.
Total mutual fund sales were fairly consistent for both the three and nine month periods ended September 30, 2014. However, net flows improved in both periods primarily driven by lower redemption rates.
Total AUM increased to $96.2 billion for the three and nine months ended September 30, 2014 due to growth in equity capital markets and high net equity sales while fixed income AUM remained relatively flat.
In October 2014, the Company transferred mutual fund assets from the Mutual Funds segment to a variable insurance trust within the Corporate segment as these funds are no longer aligned with the core strategy of our Mutual Funds segment business. The transfer includes approximately $700 of mutual fund assets supporting the retirement plans business sold to MassMutual and approximately $2.0 billion of mutual fund assets supporting variable annuity products in Talcott Resolution.  Fee income associated with these funds of approximately $9 per year will be included in the Corporate segment instead of the Mutual Funds segment beginning in the fourth quarter of 2014.

TALCOTT RESOLUTION

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2014	2013	Change	2014	2013	Change
Earned premiums, fees and other	$379	$387	(2%)	$1,084	$1,085	—%
Net investment income	396	389	2%	1,172	1,195	(2%)
Realized capital gains (losses):
Net realized capital gains on business dispositions	—	—	—%	—	1,575	(100%)
Total other-than-temporary impairment (“OTTI”) losses	(6)	—	NM	(13)	—	NM
Other net realized capital gains	43	142	(70%)	54	219	(75%)
Net realized capital gains	37	142	(74%)	41	1,794	(98%)
Total revenues	812	918	(12%)	2,297	4,074	(44%)
Benefits, losses and loss adjustment expenses	440	437	1%	1,263	1,279	(1%)
Amortization of DAC	248	267	(7%)	357	433	(18%)
Insurance operating costs and other expenses	130	150	(13%)	423	473	(11%)
Reinsurance loss on dispositions	—	—	—%	—	1,505	(100%)
Total benefits, losses and expenses	818	854	(4%)	2,043	3,690	(45%)
Income from continuing operations before income taxes	(6)	64	(109%)	254	384	(34%)
Income tax expense (benefit)	(34)	(16)	(113%)	(3)	25	(112%)
Income from continuing operations, net of tax	28	80	(65%)	$257	$359	(28%)
Loss from discontinued operations, net of tax [1]	—	(73)	100%	$(588)	$(978)	40%
Net income (loss)	$28	$7	NM	$(331)	$(619)	47%
Assets Under Management (end of period)
Variable annuity account value	$54,349	$84,358	(36%)
Fixed Market Value Adjusted annuity and other account value	8,959	13,839	(35%)
Institutional annuity account value	15,824	17,118	(8%)
Other account value [2]	107,274	107,935	(1%)
Total account value [3]	$186,406	$222,049	(16%)
Variable Annuity Account Value [4]
Account value, beginning of period	$58,350	$62,579	(7%)	$61,812	$64,824	(5%)
Net outflows	(3,231)	(4,170)	23%	(9,237)	(11,205)	18%
Change in market value and other	(770)	3,103	(125%)	1,774	7,893	(78)%
Account value, end of period	$54,349	$61,512	(12%)	$54,349	$61,512	(12%)

[1]
Represents the loss from operations and sale of HLIKK in 2014 and 2013, and HLIL in 2013. For additional information, see Note 17 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

[2]
Other account value includes $53.0 billion, $14.8 billion, and $39.5 billion as of September 30, 2014 for the Retirement Plans, Individual Life and Private Placement Life Insurance, respectively. Other account value includes $53.7 billion, $14.2 billion, $38.3 billion and $1.7 billion at September 30, 2013 for the Retirement Plans, Individual Life, Private Placement Life Insurance and discontinued U.K variable annuity businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

[3]
Included in the total account value is approximately $(1.2) billion as of September 30, 2013 related to a Talcott Resolution intra-segment funding agreement which is eliminated in consolidation. Also included in the variable and fixed annuity account values as of September 30, 2013 is account value related to the Japan and UK businesses sold on June 30, 2014, and December 12, 2013; respectively.

[4]	Excludes account value related to the Japan business sold on June 30, 2014.

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
The increase in net income for the three months ended September 30, 2014, and the decrease in net loss for the nine months ended September 30, 2014 compared to the prior years' periods were primarily driven by the decrease in the loss from discontinued operations, net of tax, related to the sale of HLIKK. Also contributing to the increase in net income for the three month period and decrease in net loss for the nine month period were lower amortization of DAC, and lower insurance operating costs and other expenses, including lower costs associated with the enhanced surrender value program, and higher income from limited partnerships and other alternative investments, partially offset by a decline in earned fee income attributable to the continued runoff of the business.
Account values for Talcott Resolution decreased to approximately $186 billion at September 30, 2014 from approximately $222 billion at September 30, 2013 due primarily to the sale of HLIKK, and net outflows partially offset by market value appreciation in variable annuities. For the three months ended September 30, 2014 variable annuity net outflows decreased by approximately $939 as compared to the prior year period due to a decrease in policy surrenders, primarily due to a decline in separate account returns.
For the three months ended September 30, 2014 the annualized full surrender rate on variable annuities declined to 16.5% compared to 20.3% for the three months ended September 30, 2013. This decline was primarily due to market appreciation for the three months ended September 30, 2013 as compared to a flat market in the three months ended September 30, 2014.
Contract counts decreased 13% for variable annuities at September 30, 2014 compared to September 30, 2013.  The Company expects annuity account values, and consequently earnings, to decline over time as fee income decreases due to surrenders, or potential transactions with third parties, reducing the size of the related book of business.
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements.

CORPORATE

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary	2014	2013	Change	2014	2013	Change
Fee income [1]	$2	$2	—%	$9	$7	29%
Net investment income	5	6	(17%)	12	19	(37%)
Net realized capital gains (losses)	11	(5)	NM	16	(91)	118%
Total revenues	18	3	NM	37	(65)	157%
Insurance operating costs and other expenses [1]	26	(46)	157%	86	29	197%
Loss on extinguishment of debt	—	—	—%	—	213	(100%)
Reinsurance loss on disposition	—	—	—%	—	69	(100%)
Interest expense	93	94	(1%)	282	301	(6%)
Total benefits, losses and expenses	119	48	148%	368	612	(40%)
Loss from continuing operations before income taxes	(101)	(45)	(124%)	(331)	(677)	51%
Income tax benefit	(35)	(17)	(106%)	(116)	(216)	46%
Net loss	$(66)	$(28)	(136%)	$(215)	$(461)	53%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013
Net loss increased for the three months ended September 30, 2014 compared to the prior year period primarily due to an increase in insurance operating costs and other expenses driven by lower recovery of legal expenses and higher restructuring costs. Net loss decreased for the nine months ended September 30, 2014 compared to the prior period primarily due to net realized capital losses, loss on extinguishment of debt and reinsurance loss on dispositions in 2013 as well as lower interest expense, partially offset by higher insurance operating costs and other expenses. For discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Insurance operating costs and other expenses for the three and nine months ended September 30, 2014 included recoveries of $10, before tax, for past legal expenses associated with closed litigation and recoveries of $57, before tax, for the three and nine months ended September 30, 2013. In addition, insurance operating costs and other expenses for the three and nine months ended September 30, 2013 included a benefit of $19, before tax, from the resolution of items under the Company's spin-off agreement with its former parent company.
Restructuring costs, included in insurance operating costs and other expenses, related to outsourcing contract terminations increased by $8 for the three months ended September 30, 2014 compared to the prior year period. For discussion of restructuring costs, see Note 18 - Restructuring and Other Costs of Notes to Condensed Consolidated Financial Statements.
In March 2013, the Company repurchased approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt of $213 consists of the repurchase premium, the write-off of the unamortized discount, and debt issuance and other costs related to the repurchase transaction. The decrease in interest expense for the three and nine months ended September 30, 2014 is largely due to this debt repurchase.
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
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of September 30, 2014:

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

[1]
The per occurrence limit on the FHCF treaty is $119 for the 6/1/2014 to 6/1/2015 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2014. Updated information will be made available by the CAT fund in November 2014.

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
Property and Casualty Insurance Product Reinsurance Recoverable
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools. The components of the gross and net reinsurance recoverable are as follows:

Reinsurance Recoverable	As of September 30, 2014	As of December 31, 2013
Paid loss and loss adjustment expenses	$123	$138
Unpaid loss and loss adjustment expenses	2,915	2,841
Gross reinsurance recoverable	$3,038	$2,979
Less: Allowance for uncollectible reinsurance	(247)	(244)
Net reinsurance recoverable	$2,791	$2,735
Life Insurance Product Reinsurance Recoverable
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers. The components of the gross and net reinsurance recoverable are as follows:

Reinsurance Recoverable	As of September 30, 2014	As of December 31, 2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,023	20,595
Gross reinsurance recoverable [1]	$20,023	$20,595
[1] No allowance for uncollectible reinsurance is required as of period end.
As of September 30, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.2 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of September 30, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential were $9.5 billion and $8.7 billion, respectively. As of September 30, 2014, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s stockholders’ equity.
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated fixed payout annuity that is reinsured from HLIKK, a former indirect wholly-owned subsidiary that was sold on June 30, 2014. For further discussion of the sale, see Note 2 - Business Dispositions. In addition, the Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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
Liabilities
The Company has foreign currency exchange risk associated with the yen denominated Japan fixed payout annuities reinsured from HLIKK. The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
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
Generally, declines in equity markets will:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for GMWB benefits resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk ("NAR") for GMDB and GMWB;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

•
decrease the Company’s projection of future estimated gross profits, resulting in a DAC unlock charge. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity Contracts within the Critical Accounting Estimates section of the MD&A for further information.

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
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $54.3 billion and $81.9 billion (including HLIKK) as of September 30, 2014 and December 31, 2013, respectively.
The following table summarizes the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of September 30, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [3]	% In the Money [3] [4]
U. S. Variable Annuity [1]
GMDB	54.3	4.0	0.9	27%	13%
GMWB	25.8	0.2	0.1	6%	10%

Total Variable Annuity Guarantees
As of December 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [3]	% In the Money [3] [4]
U. S. Variable Annuity [1]
GMDB	$61.8	$4.3	$1.0	16%	26%
GMWB	30.3	0.2	0.1	5%	12%
Japan Variable Annuity [1] [5]
GMDB	20.1	0.8	0.6	31%	8%
GMIB [2]	18.5	0.1	0.1	20%	3%

[1]
Policies with a guaranteed living benefit also have a guaranteed death benefit. The NAR for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB is released. Similarly, when a policy goes into benefit status on a GMWB, the GMDB NAR is reduced to zero.

[2]	Includes small amount of GMWB and GMAB.

[3]	Excludes contracts that are fully reinsured.

[4]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

[5]
On June 30, 2014, the Company completed the sale of the Japan variable annuity business of HLIKK. For further information of the sale of the Japan variable annuity business, HLIKK in 2014, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements.

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
Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our global VA contracts, through the use of reinsurance and capital market derivative instruments. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
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

Macro Hedge Program
The Company’s macro hedging program uses derivative instruments, such as options and futures on equities and interest rates, to provide protection against the statutory tail scenario risk arising from U.S. GMWB and GMDB liabilities on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities and the related hedge assets within the GMWB (excluding life contingent GMWB contracts) and Macro hedge programs are carried at fair value, with the exception of liabilities within the Macro hedge program.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC, and taxes. As noted above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of September 30, 2014 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of September 30, 2014
(pre Tax/DAC) [1]	Programs
	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(10)	$(7)	$8	$74	$26	$(18)
Interest Rates	-50 bps	-25 bps	+25 bps	-50 bps	-25 bps	+25 bps
Potential Net Fair Value Impact	$(2)	$(1)	$—	$14	$7	$(7)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$37	$7	$(22)	$73	$15	$(75)

[1]	These sensitivities are based on the following key market levels as of September 30, 2014: 1) S&P of 1972; 2) 10yr US swap rate of 2.73%; and 3) S&P 10yr volatility of 25.16%

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

Financial Risk on Statutory Capital
Statutory surplus amounts and risk-based capital (“RBC”) ratios may increase or decrease in any period depending upon a variety of factors and may be compounded in extreme scenarios or if multiple factors occur at the same time. At times the impact of changes in certain market factors or a combination of multiple factors on RBC ratios can be counterintuitive. Factors include:

•
In general, as equity market levels and interest rates decline, the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin for death and living benefit guarantees associated with variable annuity contracts can be materially negatively affected, sometimes at a greater than linear rate. Other market factors that can impact statutory surplus, reserve levels and capital margin include differences in performance of variable subaccounts relative to indices and/or realized equity and interest rate volatilities. In addition, as equity market levels increase, generally surplus levels will increase. RBC ratios will also tend to increase when equity markets increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and RBC requirements could increase with rising equity markets, resulting in lower RBC ratios. Non-market factors, which can also impact the amount and volatility of both our actual potential obligation, as well as the related statutory surplus and capital margin, include actual and estimated policyholder behavior experience as it pertains to lapsation, partial withdrawals, and mortality.

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
The Company has reinsured approximately 24% of its risk associated with GMWB and 78% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
The Company manages a credit exposure from its inception to its maturity or sale. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations. Although approval processes may vary by area and type of credit risk, approval processes establish minimum levels of creditworthiness and financial stability. Eligible credits are subjected to prudent and conservative underwriting reviews. Within the investment portfolio, private investments, such as commercial mortgages, and private placements, must be presented to their respective review committees for approval.
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
As of September 30, 2014, the Company had no exposures to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders’ equity, other than the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in The Hartford’s 2013 Form 10-K Annual Report.

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
For the Company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of September 30, 2014, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
For the nine months ended September 30, 2014, the Company has incurred no losses on derivative instruments due to counterparty default.
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

Fixed Maturities by Credit Quality
	September 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,590	$7,874	13.2%	$8,231	$8,208	13.2%
AAA	6,820	7,074	11.9%	6,215	6,376	10.2%
AA	9,352	10,094	16.9%	12,054	12,273	19.7%
A	14,836	16,143	27.1%	14,777	15,498	24.9%
BBB	13,797	14,764	24.8%	15,555	16,087	25.7%
BB & below	3,503	3,637	6.1%	3,809	3,915	6.3%
Total fixed maturities, AFS	$55,898	$59,586	100%	$60,641	$62,357	100%
The value of securities in the AA category declined as compared to December 31, 2013, primarily due to the sale of Japan Government bonds concurrent with the disposition of the Japan variable and fixed annuity business. The value of securities in the A category increased as a percentage of total as a result of the reduction in the AA rated securities discussed above, and the impact of higher valuations as a result of lower long term interest rates and tighter credit spreads. In addition, the value of securities in the BBB and BB & below categories has declined, primarily due to sales of certain emerging market securities, primarily within the foreign government and corporate sectors. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities, FVO.

Securities by Type
	September 30, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,024	$11	$(27)	$2,008	3.4%	$1,982	$11	$(48)	$1,945	3.1%
Small business	172	11	(10)	173	0.3%	194	3	(16)	181	0.3%
Other	248	10	—	258	0.4%	228	11	—	239	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	1,867	6	(17)	1,856	3.1%	1,781	3	(34)	1,750	2.8%
Commercial real estate ("CREs")	118	92	(10)	200	0.3%	176	88	(16)	248	0.4%
Other [1]	383	15	(6)	389	0.7%	383	17	(9)	389	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,085	39	(2)	1,122	1.9%	1,068	20	(12)	1,076	1.7%
Bonds	2,752	122	(7)	2,867	4.8%	2,836	168	(31)	2,973	4.8%
Interest only (“IOs”)	473	30	(10)	493	0.8%	384	28	(15)	397	0.6%
Corporate
Basic industry	1,792	110	(11)	1,891	3.2%	2,085	106	(38)	2,153	3.5%
Capital goods	1,895	186	(3)	2,078	3.5%	2,077	161	(14)	2,224	3.6%
Consumer cyclical	1,623	115	(6)	1,732	2.9%	1,801	119	(17)	1,903	3.1%
Consumer non-cyclical	3,376	323	(6)	3,693	6.2%	3,600	288	(21)	3,867	6.2%
Energy [3]	3,409	321	(21)	3,709	6.2%	2,384	174	(17)	2,541	4.1%
Financial services	4,992	373	(82)	5,283	8.9%	5,044	287	(145)	5,186	8.3%
Tech./comm.	3,130	328	(11)	3,447	5.8%	3,223	223	(28)	3,418	5.5%
Transportation	900	77	(3)	974	1.6%	972	65	(13)	1,024	1.6%
Utilities [3]	4,308	444	(19)	4,733	7.9%	5,605	386	(51)	5,940	9.5%
Other	158	16	—	174	0.3%	222	14	(2)	234	0.4%
Foreign govt./govt. agencies	1,632	67	(27)	1,672	2.8%	4,228	52	(176)	4,104	6.6%
Municipal
Taxable	1,121	102	(6)	1,217	2.0%	1,299	32	(67)	1,264	2.0%
Tax-exempt	10,623	925	(4)	11,544	19.5%	10,633	393	(117)	10,909	17.5%
RMBS
Agency	2,595	85	(6)	2,674	4.5%	3,366	59	(38)	3,387	5.4%
Non-agency	82	2	—	84	0.1%	86	—	—	86	0.1%
Alt-A	58	1	—	59	0.1%	—	—	—	—	—%
Sub-prime	1,172	23	(17)	1,178	2.0%	1,187	31	(44)	1,174	1.9%
U.S. Treasuries	3,910	180	(12)	4,078	6.8%	3,797	7	(59)	3,745	6.0%
Fixed maturities, AFS	55,898	4,014	(323)	59,586	100%	60,641	2,746	(1,028)	62,357	100%
Equity securities
Financial services	122	16	—	138	21.3%	233	11	(29)	215	24.8%
Other	490	42	(22)	510	78.7%	617	56	(20)	653	75.2%
Equity securities, AFS	612	58	(22)	648	100%	850	67	(49)	868	100%
Total AFS securities	$56,510	$4,072	$(345)	$60,234		$61,491	$2,813	$(1,077)	$63,225
Fixed maturities, FVO				$464					$844

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]
Securities with an amortized cost and fair value of $1.0 billion and $1.1 billion, respectively, as of December 31, 2013, were reclassified in 2014 from utilities to energy as a result of an update to the Barclays bond index which is the primary component used in determining the classification in the above table.

The decline in the fair value of AFS and FVO securities as compared to December 31, 2013 is primarily attributable to the sale of the Japan variable and fixed annuity business. In addition asset decline due to the effect of net outflows as a result of the continued runoff of Talcott Resolution; partially offset by higher valuations as a result of a decrease in long term interest rates and tighter credit spreads.
Emerging Market Exposure
Early in 2014, emerging market securities were negatively impacted by lower European interest rates, increased political tension in eastern Europe, softer-than-expected economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which caused the the fair value of securities held to decline. Credit spreads for emerging market securities have been volatile and we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of September 30, 2014, and is primarily comprised of sovereign and corporate debt issued in US dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that have a sovereign S&P credit rating of B- or below; or countries that have had a current account deficit and have an inflation level greater than 5%, for the past six months or more.

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$3	$3	$38	$40
Brazil	154	154	274	257
India	65	69	62	62
Indonesia	83	80	107	93
Lebanon	29	30	26	26
South Africa	59	57	65	60
Turkey	65	64	88	79
Ukraine	4	4	50	50
Uruguay	17	16	27	25
Venezuela	5	5	67	60
Other	19	19	—	—
Total	$503	$501	$804	$752
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
In addition, the Company has limited exposure to the Russian Federation, with a total amortized cost and fair value of $50 and $48, respectively, as of September 30, 2014. The exposure is primarily comprised of government and government agency bonds, but also includes corporate bonds.

Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity, AFS and equity, AFS securities in the financial services sector that are included in the Securities by Type table above.

	September 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$39	$41	$2	$49	$52	$3
AA	416	445	29	468	493	25
A	2,574	2,748	174	2,518	2,616	98
BBB	1,710	1,764	54	1,978	1,952	(26)
BB & below	375	423	48	264	288	24
Total	$5,114	$5,421	$307	$5,277	$5,401	$124
The overall increase in the financial services sector is due to higher valuations as a result of decreasing long term interest rates.
Commercial Real Estate
Commercial real estate market fundamentals, including property prices, financial conditions, transaction volume, and delinquencies, continue to improve. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due.
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
CMBS – Bonds [1]

September 30, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10	$10	$5	$5	$11	$11	$3	$3	$19	$23	$48	$52
2004	19	19	71	78	8	8	—	—	—	—	98	105
2005	247	261	86	89	99	101	83	84	46	46	561	581
2006	292	311	108	116	121	128	69	72	22	23	612	650
2007	214	225	170	183	78	83	31	31	93	93	586	615
2008	43	47	—	—	—	—	—	—	—	—	43	47
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	61	—	—	—	—	6	6	—	—	62	67
2012	44	44	—	—	14	13	11	10	—	—	69	67
2013	16	16	94	96	71	74	12	13	—	—	193	199
2014	381	383	53	53	17	17	—	—	—	—	451	453
Total	$1,351	$1,408	$587	$620	$419	$435	$215	$219	$180	$185	$2,752	$2,867
Credit protection	32.9%		24.8%		21.1%		20.9%		15.5%		27.3%

December 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10	$10	$35	$36	$6	$6	$10	$10	$31	$33	$92	$95
2004	79	80	77	83	29	29	13	13	7	12	205	217
2005	307	324	79	82	101	104	71	71	68	75	626	656
2006	336	362	107	116	120	127	102	106	224	238	889	949
2007	188	202	211	218	112	127	—	—	130	125	641	672
2008	43	49	—	—	—	—	—	—	—	—	43	49
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	63	66	—	—	—	—	6	5	—	—	69	71
2012	35	34	—	—	8	8	11	10	—	—	54	52
2013	30	29	89	86	59	58	10	9	—	—	188	182
Total	$1,120	$1,186	$598	$621	$435	$459	$223	$224	$460	$483	$2,836	$2,973
Credit protection	31.9%		25.9%		19.7%		19.8%		12.2%		24.6%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $118 and $200, respectively, as of September 30, 2014, and $176 and $248 respectively, as of December 31, 2013. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily whole loans, where the Company is the sole lender, or may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of September 30, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	September 30, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$67	$(6)	$61	$132	$(7)	$125
Whole loans	5,491	(13)	5,478	5,223	(10)	5,213
A-Note participations	155	—	155	192	—	192
B-Note participations	17	—	17	99	(50)	49
Mezzanine loans	19	—	19	19	—	19
Total	$5,749	$(19)	$5,730	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.

The increase in whole loans is attributable to the increased allocation to this asset class. During 2014, the Company funded $466 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 61% and a weighted average yield of 4.17%. The Company continues to originate commercial whole loans within primary markets, office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. The decline in the valuation allowance as compared to December 31, 2013 resulted from the sale of the underlying collateral supporting a B-note participation. The loan was fully reserved for and the Company did not recover any proceeds as a result of the sale. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Condensed Consolidated Balance Sheets. There were no mortgage loans held-for-sale as of September 30, 2014.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	September 30, 2014			December 31, 2013
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$2,264	$2,468	AA-	$2,358	$2,455	AA
Pre-Refunded [1]	614	643	AAA	567	605	AAA
Revenue
Transportation	1,642	1,805	A+	1,880	1,879	A
Health Care	1,388	1,516	AA-	1,305	1,335	AA
Water & Sewer	1,239	1,332	AA	1,455	1,476	AA-
Education	1,108	1,212	AA	1,077	1,105	AA
Leasing [2]	817	903	A+	877	897	AA-
Sales Tax	911	997	AA-	793	795	AA-
Power	734	800	A+	706	722	A+
Housing	134	137	AA	177	171	AA
Other	893	948	AA-	737	733	A+
Total Revenue	8,866	9,650	AA-	9,007	9,113	AA-
Total Municipal	$11,744	$12,761	AA-	$11,932	$12,173	AA-

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

As of September 30, 2014 the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds. As of December 31, 2013, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds.
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

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Hedge funds	$1,215	40.2%	$1,341	44.1%
Mortgage and real estate funds	578	19.1%	534	17.6%
Mezzanine debt funds	68	2.2%	82	2.7%
Private equity and other funds	1,166	38.5%	1,083	35.6%
Total	$3,027	100%	$3,040	100%
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $345 as of September 30, 2014, and have decreased $732, or 68%, from December 31, 2013 due to decreases in interest rates and tighter credit spreads. As of September 30, 2014, $320 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.

The remaining $25 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are securities with exposure to commercial real estate that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. Unrealized losses on securities with exposure to commercial real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities with exposure to commercial real estate have sufficient credit protection levels to receive contractually obligated principal and interest payments.
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

	September 30, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,641	$5,518	$5,452	$(66)	1,184	$10,056	$9,939	$(117)
Greater than three to six months	354	777	765	(12)	349	1,200	1,167	(33)
Greater than six to nine months	160	247	241	(6)	956	6,362	5,988	(374)
Greater than nine to eleven months	86	79	78	(1)	148	413	374	(39)
Twelve months or more	766	5,368	5,105	(260)	578	5,625	5,109	(514)
Total	3,007	$11,989	$11,641	$(345)	3,215	$23,656	$22,577	$(1,077)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	September 30, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	85	$30	$23	$(7)	63	$213	$162	$(51)
Greater than three to six months	17	4	2	(2)	20	177	130	(47)
Greater than six to nine months	12	2	1	(1)	28	449	336	(113)
Greater than nine to eleven months	5	—	—	—	10	4	3	(1)
Twelve months or more	55	39	24	(15)	58	132	93	(39)
Total	174	$75	$50	$(25)	179	$975	$724	$(251)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
ABS	$—	$—	$—	$4
CRE CDOs	—	—	—	2
CMBS
Bonds	—	8	—	17
IOs	1	1	1	2
Corporate	4	5	26	15
Equity	9	7	11	13
Municipal	—	—	1	—
RMBS
Agency	—	—	3	—
Sub-prime	—	5	1	6
Total	$14	$26	$43	$59
Three and nine months ended September 30, 2014
For the three months ended September 30, 2014, impairments recognized in earnings were comprised of securities the Company intends to sell of $10 and credit impairments of $4. For the nine months ended September 30, 2014, impairments recognized in earnings were comprised of credit impairments of $26, securities the Company intends to sell of $15, and impairments on equity securities of $2.
Impairments for the the three months ended September 30, 2014 were primarily due to certain equity, AFS securities with debt-like characteristics that the Company intends to sell. For the three and nine months ended September 30, 2014, credit impairments were primarily concentrated in corporate securities. The primary driver for the corporate and equity impairments was one issuer that has declared bankruptcy and the Company has determined that it is more-likely-than-not that the issuer will not be able to repay a portion of the principal and interest that are owed to the Company and that the decline in the value of equity issued by the entity is other-than-temporary. Also included in the nine months ended September 30, 2014, were private placements that were impaired due to declines in expected cash flows related to the underlying referenced money market interest only strips, as a result of the low interest rate environment. The Company’s determination of expected future cash flows used to calculate the credit loss amount is a quantitative and qualitative process. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectation with respect to security specific developments. Credit impairments for the three and nine months ended September 30, 2014 were primarily identified through a security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $1 and $3 for the three and nine months ended September 30, 2014, respectively. These non-credit impairments represent the difference between fair value and the Company's best estimate of expected future cash flows discounted at the security's effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities.
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
Three and nine months ended September 30, 2013
For the three and nine months ended September 30, 2013, the Company recognized impairments on securities that the Company intends to sell of $16 and $21, respectively, impairments on equity securities of $7 and $13, respectively, and credit impairments of $3 and $25, respectively. Intent-to-sell impairments for the three and nine months ended September 30, 2013, were primarily related to structured securities with exposure to commercial and residential real estate and corporate securities as a result of the Company's desire to reduce exposure to certain higher risk securities that were trading at relatively attractive valuations. Impairments on equity securities for the three and nine months ended September 30, 2013, were comprised of securities that were in an unrealized loss position and are not expected to recover in the foreseeable future. Credit impairments for the three months ended September 30, 2013 primarily consisted of private placement and CMBS interest only securities. For the nine months ended September 30, 2013, credit impairments were primarily concentrated in corporate and fixed-rate CMBS bonds and equity securities.

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
As of September 30, 2014, HFSG Holding Company held fixed maturities, short-term investments and cash of $2.4 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $360 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $300.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of September 30, 2014, there were no amounts outstanding with the HFSG holding company.
Equity
In July 2014, the Board of Directors approved a $775 increase in the Company's authorized equity repurchase program that provides the Company with the ability to repurchase $2.775 billion in equity during the period commencing on January 1, 2014 and ending on December 31, 2015.
On July 30, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank to facilitate share repurchases under the Company's equity repurchase program in a timely and economical manner. Under the ASR agreement, the investment bank provided an initial delivery of shares upon execution of the agreement. The ASR agreement includes a forward component for future delivery of additional shares (or a return of a portion of the initially delivered shares) depending on changes in the VWAP of the Company's stock, less a discount and subject to certain adjustments.
Under this agreement, the Company paid $525 and received an initial delivery of 11.2 million shares of its common stock under the ASR. Of the $525 paid, $394 was recorded as treasury stock for the 11.2 million shares delivered and $131 was recorded as additional paid in capital representing the amount paid for additional shares not yet delivered as of September 30, 2014. Any additional shares to be received under the ASR will be reflected in treasury stock in the period they are delivered to the Company. Had the contract settled on September 30, 2014, the Company would have received an additional 3.5 million shares for a total of 14.7 million shares. The additional 3.5 million shares are included in the weighted average common shares outstanding as of September 30, 2014 for the calculation of basic and diluted earnings per share as the effect of excluding these shares would be anti-dilutive. Final maturity of the ASR will occur no later than the end of 2014, and may occur earlier at the financial institution's discretion.
During the three months ended September 30, 2014, the Company repurchased 20.1 million common shares for $714 and during the nine months ended September 30, 2014, the Company repurchased 39.1 million common shares for $1,365. These amounts exclude the 3.5 million additional shares the Company would have received under the ASR based on the VWAP through September 30, 2014. Including amounts paid under the ASR for the addition shares, the Company paid a total of $845 in the three month period and $1,496 in the nine month period for share repurchases. In addition, the Company repurchased 2.3 million common shares, for $82, from October 1, 2014 to October 22, 2014.
Debt
In July 2014, the Board also authorized the Company to allocate up to $500, including any premium or associated costs, to reduce debt outstanding. Initially expected to be completed prior to year end 2014, any call or tender offer for debt under the debt reduction allocation is now intended to occur in 2015 given the market conditions. In addition, the Company intends to repay at maturity the 4% senior notes due March 2015 and 7.3% senior notes due November 2015.
For additional information regarding debt, see Note 11 - Debt of Notes to Condensed Consolidated Financial Statements.

Intercompany liquidity agreements
On April 29, 2013 Hartford Life Insurance Company, a subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $100 to Hartford Life and Accident Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note bore interest at 0.92% and matured on April 29, 2014. On May 29, 2013 Hartford Life and Annuity Insurance Company, a subsidiary of the Company, issued a Note in the principal amount of $225 to Hartford Life and Accident Insurance Company, under the intercompany liquidity agreement. The Note bore interest at 1.00% and matured on May 29, 2014. On February 28, 2014, the total outstanding balances on these notes were repaid in full. On July 14, 2014, Hartford Fire Insurance Company ("Hartford Fire"), a subsidiary of the Company borrowed a total of $385 from Hartford Accident and Indemnity Company and Hartford Insurance Company of Illinois, both subsidiaries of the Company, under the intercompany liquidity agreement in the principal amounts of $310 and $75, respectively. Both notes mature on July 13, 2015 and accrue interest at a rate of 0.53% per annum. The effects of these intercompany arrangements were eliminated in consolidation. On September 30, 2014, Hartford Insurance Company of the Midwest repaid a loan of $20 to Hartford Casualty Insurance Company. The loan was effective July 1, 2014 at an accruing interest rate of .53% per annum.
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
On October 16, 2014, The Hartford's Board of Directors declared a quarterly dividend of $0.18 per common share payable on January 2, 2015 to common shareholders of record as of December 1, 2014.
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
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a 2014 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company contributed $100 in September 2014 to its U.S. qualified pension plan.

In September 2014, the Company extended a limited time voluntary lump sum offer to approximately 13,500 vested participants in the U.S. qualified defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits. These participants have until November 2014 to elect to receive their benefit in a lump-sum payment, rather than as an annuity. The Company will make the payments in December 2014 using assets from the U.S. qualified defined benefit pension plan. The funded status of the plan is not expected to be adversely impacted by this program. Depending on the acceptance rate of participants, the Company may recognize a settlement charge to net income in the fourth quarter 2014. If the acceptance rate is high enough to trigger a settlement charge, the likely high end of the range for a charge is approximately $140 after tax. The charge would be offset by a corresponding increase in accumulated other comprehensive income and therefore not impact total stockholders’ equity.
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
As discussed further below, for the nine months ended September 30, 2014, HFSG Holding Company received $2.5 billion in dividends from its property-casualty insurance subsidiaries. The amounts received from its property-casualty insurance subsidiaries included $97 related to funding interest payments on an intercompany note between Hartford Holdings Inc. ("HHI") and Hartford Fire.
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
On July 14 and 15, 2014, HFSG Holding Company received approximately $2.0 billion in dividends from Hartford Fire through a series of transactions affecting the property and casualty and life insurance subsidiaries. These dividends consisted of approximately $600 in accelerated ordinary dividends and an extraordinary dividend of $1.4 billion based on approval received from the CTDOI on July 8, 2014. The extraordinary dividend consisted of approximately $900 of proceeds from the sale of HLIKK and approximately $500 from the Company's domestic life insurance subsidiaries. This $500 dividend was paid by HLAI to HLIC on July 15, 2014 and then distributed to HLI. HLI then used this dividend and the HLIKK sale proceeds to pay a dividend of $1.4 billion to HHI, its parent. HHI used the $1.4 billion dividend to pay down its obligation under an intercompany note with Hartford Fire. Hartford Fire has no remaining ordinary dividend capacity for the twelve months following this transaction. Any additional dividends from Hartford Fire in 2014 would be extraordinary in nature and require prior approval from the CTDOI. As a result of the accelerated dividend, the Company does not anticipate taking any dividends from Hartford Fire until the third quarter of 2015.
On February 5, 2013 the Company received approval from the CTDOI for a $1.2 billion extraordinary dividend from its Connecticut domiciled life insurance subsidiaries. This dividend was paid on February 22, 2013.
Other Sources of Capital for the HFSG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (for further detail see Ratings within the Capital Resources and Liquidity section of MD&A), and shareholder returns. As a result, the Company may from time to time raise capital from the issuance of equity, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of common equity, equity-related debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.

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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of September 30, 2014, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
While The Hartford’s maximum borrowings available under its commercial paper program are $2.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of September 30, 2014 there is no commercial paper outstanding.
Revolving Credit Facilities
As of September 30, 2014, the Company has a senior unsecured revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.75 billion (available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen) through January 6, 2016. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $14.9 billion. The definition of consolidated net worth under the terms of the Credit Facility, excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization is 35%, and the ratio of consolidated total debt of subsidiaries to consolidated total capitalization is limited to 10%. As of September 30, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
HLIKK previously had four revolving credit facilities in support of operations. These credit facilities were transfered with the sale of HLIKK on June 30, 2014.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of September 30, 2014 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.1 billion in the normal course of business. In addition, the Company has posted collateral of $42 associated with a customized GMWB derivative. Based on derivative market values as of September 30, 2014 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $6 to be posted as collateral. Based on derivative market values as of September 30, 2014 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $26 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of September 30, 2014, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $392 and $(5), respectively.

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
As of September 30, 2014 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,588
Short-term investments	1,055
Cash	150
Less: Derivative collateral	176
Total	$26,617
Liquidity requirements that are unable to be funded by Property & Casualty Operation’s short-term investments would be satisfied with current operating funds, including premiums received or through the sale of invested assets. A sale of invested assets could result in significant realized losses.
Life Operations
Life Operations’ total general account contractholder obligations are supported by $44 billion of cash and total general account invested assets, which includes a significant short-term investment position to meet liquidity needs.
As of September 30, 2014 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$33,289
Short-term investments	2,724
Cash	286
Less: Derivative collateral	1,047
Total	$35,252
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
HLIC, an indirect wholly-owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.25 billion in qualifying assets to secure FHLBB advances for 2014. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of September 30, 2014, HLIC had no advances outstanding under the FHLBB facility.

Contractholder Obligations	September 30, 2014
Total Life contractholder obligations	$188,694
Less: Separate account assets [1]	136,319
General account contractholder obligations	$52,375
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$21,918
U.S. Fixed MVA annuities and Other [3]	8,959
Guaranteed investment contracts (“GIC”) [4]	28
Other [5]	21,470
General account contractholder obligations	$52,375

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Due to the sale of HLIKK in the second quarter of 2014, the Company's life, annuity and disability total obligations were reduced by approximately 5.6%, or $18 billion. Excluding the sale of HLIKK, there have been no material changes to the Company’s aggregate contractual obligations since the filing of the Company’s 2013 Form 10-K Annual Report. There have been no material changes to the Company's off-balance sheet arrangements since the filing of the Company’s 2013 Form 10-K Annual Report.

Capitalization
The capital structure of The Hartford as of September 30, 2014 and December 31, 2013 consisted of debt and stockholders’ equity, summarized as follows:

	September 30, 2014	December 31, 2013	Change
Short-term debt (includes current maturities of long-term debt)	$289	$200	45%
Short-term due on revolving credit facility	—	238	(100)%
Long-term debt	5,819	6,106	(5)%
Total debt [1]	6,108	6,544	(7)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,758	18,984	(6)%
AOCI, net of tax	1,077	(79)	NM
Total stockholders’ equity	$18,835	$18,905	—%
Total capitalization including AOCI	$24,943	$25,449	(2)%
Debt to stockholders’ equity	32%	35%
Debt to capitalization	25%	26%

[1]	Total debt of the Company excludes $70 and $84 of consumer notes as of September 30, 2014 and December 31, 2013, respectively.
The Hartford’s total capitalization decreased $506, or 2.0%, from December 31, 2013 to September 30, 2014 primarily due to a decrease in total debt. Total stockholders' equity remained flat from December 31, 2013 to September 30, 2014 due to share repurchases during the period, offset by an increase in AOCI, primarily due to net unrealized capital gains from securities.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 19 - Changes in and Reclassifications From Accumulated Other Comprehensive Income, and Note 6 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$895	$903
Net cash provided by investing activities	$1,919	$1,688
Net cash used for financing activities	$(3,676)	$(3,454)
Cash – end of period	$440	$1,422
Cash provided by operating activities in 2014 reflect an increase in premiums collected and a decrease in loss and loss adjustment expenses paid, partially offset by an increase in payments for payables and accruals.
Cash provided by investing activities in 2014 primarily relates to net proceeds from available for sale securities of $2.8 billion , proceeds from business sold of $963, offset by change in short-term investments of $1.9 billion. Cash provided by investing activities in 2013 primarily relates to net proceeds from available for sale securities of $3.1 billion, proceeds from businesses sold of $485, partially offset by net purchases of derivatives of $1.7 billion and net payments of mortgage loans of $226.
Cash used for financing activities in 2014 consists primarily of $1.8 billion related to net activity for investments and universal life products, repayment of debt of $200, and acquisition of treasury stock of $1.5 billion. Cash used for financing activities in 2013 consists primarily of repurchases of $751 related to net activity for investments and universal life products, net decreases in securities loaned or sold of $1 billion, repayment of debt of $1.3 billion and acquisition of treasury stock of $375 offset by proceeds from issuance of debt of $295.
Operating cash flows for the nine months ended September 30, 2014 and 2013 have been adequate to meet liquidity requirements. On June 30, 2014, the Company completed the sale of its Japan annuity business. The operations of this business are reported as discontinued operations and are primarily in Net cash provided by operating activities. For further information regarding these transactions, see Note 2 - Business Dispositions of Notes to Condensed Consolidated Financial Statements. The sale of this business is not expected to have a material impact on the liquidity of the Company.
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
On March 6, 2014, Moody’s Investors Service (“Moody’s”) affirmed the debt ratings of The Hartford Financial Services Group, Inc. and the insurance financial strength ratings of its property and casualty subsidiaries and Hartford Life and Accident Insurance Company. The outlook on these entities was changed to positive from stable. Moody’s downgraded the insurance financial strength rating of Hartford Life Insurance Company to Baa2 from A3. Moody’s affirmed the insurance financial strength rating of Hartford Life and Annuity Insurance Company. The outlook for Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company is stable.
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
On August 29, 2014 Fitch Ratings affirmed and withdrew the ratings on the HFSG holding company, as well as the insurer financial strength rating of its insurance subsidiaries for commercial reasons.

The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of October 22, 2014.

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A	A2
Hartford Life and Accident Insurance Company	A	A	A3
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB	Baa3
Commercial paper	AMB-2	A-2	P-3
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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$7,048	$6,639
Property and casualty insurance subsidiaries	7,821	8,022
Total	$14,869	$14,661
Statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries, increased by $409, primarily due to variable annuity surplus impacts of $657, increases in unrealized gains from other investments carrying values of $166, and increase in deferred income tax of $148, partially offset by returns of capital of $500 and decreases in other surplus changes of $62. Effective April 30, 2014, the last domestic captive ceased operations.
Statutory capital and surplus for property and casualty decreased by $201, primarily due to net income of $753, capital contributions of $16, unrealized gains of $1,421, and a decrease in statutory nonadmitted assets of $67, offset by dividends to HFSG Holding Company of $2,385, and a reduction of deferred tax assets of $73. Both net income and dividends are net of interest payments and dividends, respectively, on an intercompany note between Hartford Holdings, Inc. and Hartford Fire Insurance Company.
The Company held regulatory capital and surplus for its former operations in Japan until the sale of those operations on June 30, 2014. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion as of December 31, 2013.
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 14 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of September 30, 2014.
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
Apart from the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is still in the early stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages; fact discovery is ongoing and expert discovery has not commenced. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
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

Item 1A. RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated in Item IA of Part II of the Company’s Form 10-Q for the period ended June 30, 2014, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
July 1, 2014 - July 31, 2014 [2]	15,419,500	$35.51	4,269,500	$1,196
August 1, 2014 - August 31, 2014	4,154,275	$35.39	4,139,000	$1,050
September 1, 2014 - September 30, 2014	539,645	$37.01	539,700	$1,030
Total	20,113,420	$35.52	8,948,200

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

[2]
On July 30, 2014, the Company entered into an accelerated share repurchase agreement (“ASR”) with a major financial institution, which was not part of a publicly announced plan or program. Under the terms of the agreement, on July 31, 2014 The Hartford paid $525 and received an initial delivery of 11.2 million shares of its common stock. For discussion of the terms of the agreement, see MD&A - Capital Resources and Liquidity, The Hartford Financial Services Group, Inc. (Holding Company).

Item 6. EXHIBITS

See Exhibits Index on page	144.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	October 27, 2014	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
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