Form 10-K
period 2014-12-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2015-02-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $16 billion, based on the closing price of $35.81 per share of the Common Stock on the New York Stock Exchange on June 30, 2014.
As of February 24, 2015, there were outstanding 420,951,148 shares of Common Stock, $0.01 par value per share, of the registrant.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

•	the risks, challenges and uncertainties associated with our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

•	financial risk related to the continued reinvestment of our investment portfolios and performance of our hedge program for our runoff annuity block;

•
market risks associated with our business, including changes in interest rates, credit spreads, equity prices, market volatility and foreign exchange rates, commodities prices and implied volatility levels, as well as continuing uncertainty in key sectors such as the global real estate market;

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

•
the possible occurrence of terrorist attacks and the Company’s ability to contain its exposure, including limitations on coverage from the federal government under applicable reinsurance terrorism laws;

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
(Dollar amounts in millions, except for per share data, unless otherwise stated)
General
The Hartford Financial Services Group, Inc. (together with its subsidiaries, “The Hartford”, the “Company”, “we”, or “our”) is an insurance and financial services company. The Hartford, headquartered in Connecticut, is among the largest providers of property and casualty insurance and group life and disability products to individual and business customers in the United States of America. The Hartford is also a provider of mutual funds to investors and additionally, The Hartford continues to manage life and annuity products previously sold. Hartford Fire Insurance Company, founded in 1810, is the oldest of The Hartford’s subsidiaries. At December 31, 2014, total assets and total stockholders’ equity of The Hartford were $245 billion and $18.7 billion, respectively.
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
In 2012, The Hartford concluded an evaluation of its strategy and business portfolio. The Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. This realignment positions the organization for higher returns on equity, reduced sensitivity to capital markets, a lower cost of capital and increased financial flexibility. As a result, the Company completed the sale of Hartford Life Insurance KK ("HLIKK") in 2014 and its Retirement Plans, Individual Life and U.K. annuity businesses in 2013. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements. In addition, the Company sold Woodbury Financial Services, Inc. ("Woodbury Financial Services", "WFS"), an indirect wholly-owned broker-dealer subsidiary, and placed its annuity businesses into runoff in 2012.
As a holding company that is separate and distinct from its subsidiaries, The Hartford Financial Services Group, Inc. has no significant business operations of its own. Therefore, it relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of The Hartford Financial Services Group, Inc. may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Capital Resources and Liquidity.
Reporting Segments
The Hartford currently conducts business principally in six reporting segments including Commercial Lines (formerly Property & Casualty Commercial), Personal Lines (formerly Consumer Markets), Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Hartford includes in its Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities; and purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
The following discussion describes the principal products and services, marketing and distribution, and competition of The Hartford's reporting segments. For further discussion of the reporting segments, including financial disclosures of revenues by product line, net income (loss), and assets for each reporting segment, see Note 4 - Segment Information of Notes to Consolidated Financial Statements.
Commercial Lines
Principal Products and Services
Commercial Lines provides businesses with workers’ compensation, property, automobile, liability, umbrella, marine and livestock coverages under several different products, primarily throughout the United States, within its standard commercial lines, which consists of The Hartford’s small commercial and middle market lines of business. Additionally, a variety of customized insurance products and risk management services including workers’ compensation, automobile, general liability, professional liability, bond, and specialty casualty coverages are offered through the segment’s specialty lines.
Standard commercial lines seeks to offer products with coverage options and customized pricing based on the policyholder’s individualized risk characteristics. For small businesses, those businesses whose annual payroll is under $5 and whose revenue and property values are less than $15 each, property and liability coverages are bundled as part of a single multi-peril package policy marketed under the Spectrum name. The small commercial line of business also provides workers' compensation and automobile coverages. Medium-sized businesses, companies whose payroll, revenue and property values exceed the small business definition, are served within middle market. The middle market line of business provides workers’ compensation, property, automobile, liability, umbrella, marine and livestock coverages.

Within the specialty lines, a significant portion of the specialty casualty business, including workers’ compensation business, is written through large deductible programs where the insured typically provides collateral to support loss payments made within their deductible. The specialty casualty business also provides retrospectively-rated programs where the premiums are adjustable based on loss experience. The captive programs business provides tailored property and casualty programs primarily to customers with common risk characteristics and those seeking a loss sensitive solution. The bond business provides (1) contract surety bonds for general, highway/heavy, trade and specialty contractors; (2) commercial surety required in a variety of businesses and court situations; and (3) fidelity coverage for businesses, financial institutions and public entities. The financial products business provides a suite of management and professional liability insurance products including D&O (directors and officers) and E&O (errors and omissions) liability products.
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
Middle market business is characterized as “high touch” and involves case-by-case underwriting and pricing decisions. The pricing of middle market accounts is prone to significant variation or cyclicality over time, with sensitivity to legislative and macro-economic forces. Additionally, various state legislative reforms in recent years designed to control workers compensation indemnity costs have led to rate reductions in many states. These factors, characterized by highly competitive pricing on new business, have resulted in more new business opportunities in the marketplace as customers shop their policies for a lower price. In the face of this competitive environment, The Hartford continues to maintain a disciplined underwriting approach. To gain a competitive advantage in this environment, carriers are improving automation with agents and brokers, increasing pricing sophistication, and enhancing their product offerings. These enhancements include industry specialization, with The Hartford and other national carriers tailoring products and services to specific industry verticals such as technology, life sciences, construction and renewable energy.
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
In the bond business, favorable underwriting results over the past couple of years have led to increased competition for market share, setting the stage for potential written price decreases. New public construction activity is slowly rebounding from the historically low levels, resulting in slightly higher demand for contract surety business as compared to previous years.

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
In the commercial marketplace, the weak economy has prompted carriers to offer differentiated products and services as a means of gaining a competitive advantage. In addition to the initiatives specific to each of The Hartford’s commercial lines of business noted above, the Company is leveraging its diverse product, service and distribution capabilities to deliver differentiated value in the market, while simultaneously increasing its ability to access its own diverse customer base for new product sales.
Personal Lines
Principal Products and Services
Personal Lines provides automobile, homeowners and personal umbrella coverages to individuals across the United States, including a special program designed exclusively for members of AARP (“AARP Program”). The Hartford's auto and homeowners products provide coverage options and customized pricing tailored to a customer's individual risk. The Hartford has individual customer relationships with AARP Program policyholders and, as a group, these customers represent a significant portion of the total Personal Lines' business. Business sold to AARP members, either direct or through independent agents, amounted to earned premiums of $3.0 billion, $2.9 billion and $2.8 billion in 2014, 2013 and 2012, respectively.
During 2014, Personal Lines rolled out its new auto product, Open Road, in 37 states, increasing pricing flexibility and market responsiveness. In addition, Personal Lines continued to roll out its telematics device, TrueLane, to more states, and the device is currently available in 40 states to both direct and independent agent customers. The TrueLane device records the driving data of Personal Lines' customers, who receive a discount of up to 10% for the initial policy term with the potential for additional discounts upon renewal.
Marketing and Distribution
Personal Lines reaches diverse customers through multiple distribution channels including direct sales to the consumer, brokers and independent agents. In direct sales to the consumer, Personal Lines markets its products through a mix of media, including direct mail, digital marketing, television and advertising, both digitally and in publications. More recently, Personal Lines has begun marketing to consumers through online distribution partners who generate leads for the Company. Through the agency channel, Personal Lines provides products and services to customers through a network of independent agents in the standard personal lines market. These independent agents are not employees of the Company.
Most of Personal Lines' sales are associated with its exclusive licensing arrangement with AARP, with the current agreement in place through January 1, 2023, to provide automobile, homeowners and and personal umbrella coverages to AARP's nearly 37 million members, either direct or through independent agents. This agreement provides Personal Lines with an important competitive advantage given the number of “baby boomers” over age 50, many of whom become AARP members. During 2014, the Company expanded its relationship with AARP to provide its industry-leading small business products offered by Commercial Lines to AARP members who are small business owners.
In addition to selling product through its relationship with AARP and through independent agents, Personal Lines markets direct to the consumer within select underwriting markets and where we believe we have a competitive advantage.
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
Carriers that distribute products mainly through agents compete by offering agents commissions and additional incentives to attract new business. To distinguish themselves in the marketplace, top tier carriers are offering online and self service capabilities to agents and consumers. A large majority of agents have been using “comparative rater” tools that allow the agent to compare premium quotes among several insurance companies. The use of comparative rater tools increases price competition. Carriers with more efficient cost structures will have an advantage in competing for new business through price.

The use of data mining and predictive modeling is used by more and more carriers to target the most profitable business and carriers have further segmented their pricing plans to expand market share in what they believe to be the most profitable segments. Some companies, including The Hartford, have written a greater percentage of their new business in preferred market segments which tend to have better loss experience but also lower average premiums. In addition, a number of companies have invested in telematics — the use of devices in insured vehicles to transmit information about driving behavior such as miles driven, speed, acceleration, deceleration — and are using that information to price the risk and drive favorable risk selection. Also, new auto technology advancements — including lane departure warnings, backup cameras, active collision alerts — are being deployed rapidly and are expected to improve driver safety and reduce the likelihood of vehicle collisions. Such advancements could reduce loss frequency and therefore average premiums resulting in lower industry premiums and increased competition. Companies that are the first to recognize these trends by, for example, introducing vehicle safety discounts or otherwise reflecting these trends in pricing, may enjoy a competitive advantage.
Group Benefits
Principal Products and Services
Group Benefits provides group life, accident and disability coverage, group retiree health and voluntary benefits to individual members of employer groups, associations, affinity groups and financial institutions. Group Benefits also offers disability underwriting, administration, claims processing and reinsurance to other insurers and self-funded employer plans. In addition, Group Benefits offers a single-company leave management solution, The Hartford Productivity Advantage, which integrates work absence data from the insurer’s short-term and long-term group disability and workers’ compensation insurance with its leave management administration services.
Group Benefits generally offers term insurance policies, allowing for the adjustment of rates or policy terms in order to minimize the adverse effect of market trends, declining interest rates, and other factors. Policies are typically sold with one, two or three-year rate guarantees depending upon the product and market segment.
Marketing and Distribution
The Group Benefits distribution network is managed through a regional sales office system, to distribute its group insurance products and services through a variety of distribution outlets including brokers, consultants, third-party administrators and trade associations.
Competition
Group Benefits competes with numerous other insurance companies and other financial intermediaries marketing insurance products. This line of business focuses on both its risk management expertise and economies of scale to derive a competitive advantage. Competitive factors affecting Group Benefits include the variety and quality of products and services offered, the price quoted for coverage and services, the Company’s relationships with its third-party distributors and private exchanges, and the quality of customer service. In addition, active price competition continues in the marketplace resulting in multi-year rate guarantees being offered to customers. Top tier carriers in the marketplace also offer on-line and self service capabilities to agents and consumers. The relatively large size and underwriting capacity of the Group Benefits business provides opportunities not available to smaller companies.
Mutual Funds
Principal Products and Services
Mutual Funds provides investment management, administration, distribution and related services to investors through investment products in both domestic and international markets, and is separated into two distinct asset categories referred to as Mutual Fund funds and Talcott funds. Mutual Fund funds includes equity, fixed income, alternative and asset allocation investment products that are actively sold primarily through retail, bank trust and registered investment advisor channels. Talcott funds represents those assets held in separate accounts supporting legacy runoff Hartford variable insurance products. Wellington Management Company, LLP ("Wellington Management") serves as sole sub-advisor for Mutual Funds.
Marketing and Distribution
The Mutual Funds distribution team is organized to sell across a variety of channels including national and regional broker-dealer organizations, independent financial advisors, defined contribution plans, consultants, record keepers, bank trust groups, and registered investment advisors.
Competition
Mutual Funds competes with other mutual fund companies and investment brokerage companies and differentiates itself through fund performance, product innovation and solutions, and service.

Talcott Resolution
Talcott Resolution is comprised of the runoff of the Company's U.S. annuity and institutional and private-placement life insurance businesses, and the retained Japan fixed payout annuity liabilities. Talcott Resolution's mission is to pursue opportunities to reduce the size and risk of the annuity book of business while honoring the Company's obligations to its annuity contractholders.  Talcott Resolution manages approximately 930 thousand annuity contracts with account value of approximately $77 billion and private placement life insurance with account value of approximately $40 billion as of December 31, 2014.
In 2014, the Company completed the sale of its Japan annuity business. The Talcott Resolution business segment includes our Retirement Plans and Individual Life businesses sold in 2013 through reinsurance agreements with the respective buyers. In addition, the Company completed the sale of its U.K. annuity business in 2013. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements.
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
Reinsurance
The Hartford cedes insurance to affiliated and unaffiliated insurers for both its property and casualty and life insurance products. Such arrangements do not relieve The Hartford of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to The Hartford. For further discussion of reinsurance, see Part II, Item 7, MD&A — Enterprise Risk Management and Note 7 - Reinsurance of Notes to Consolidated Financial Statements.
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
For life insurance products, The Hartford is involved in both the cession and assumption of insurance with other insurance and reinsurance companies. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013. For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. In addition, the Company has reinsured to third parties a portion of the risk associated with U.S. individual variable annuities and the associated guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders.

Investment Operations
The majority of the Company’s investment portfolios are managed by Hartford Investment Management Company (“HIMCO”). HIMCO manages the portfolios to maximize economic value, and generate the income necessary to support the Company’s various product obligations, within internally established objectives, guidelines and risk tolerances. The portfolio objectives and guidelines are developed based upon the asset/liability profile, including duration, convexity and other characteristics within specified risk tolerances. The risk tolerances considered include, for example, asset sector, credit issuer allocation limits, maximum portfolio limits for below investment grade holdings and foreign currency exposure limits. The Company attempts to minimize adverse impacts to the portfolio and the Company’s results of operations from changes in economic conditions through asset diversification, asset allocation limits, asset/liability duration matching and through the use of derivatives. For further discussion of HIMCO’s portfolio management approach, see Part II, Item 7, MD&A — Enterprise Risk Management.
In addition to managing the general account assets of the Company, HIMCO is also a SEC registered investment adviser for a variable insurance trust and third party institutional clients, a sub-advisor for certain mutual funds and serves as the sponsor and collateral manager for capital markets transactions. HIMCO specializes in investment management that incorporates proprietary research and active portfolio management within a disciplined risk framework that seeks to provide value added returns versus peers and benchmarks. As of December 31, 2014 and 2013, the fair value of HIMCO’s total assets under management was approximately $109.5 billion and $112.6 billion, respectively, of which $6.2 billion and $6.1 billion, respectively, were held in HIMCO managed third party accounts.
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

•
Helping management define the Company's overall capacity and appetite for risk by evaluating the risk/return profile of the business relative to the Company's strategic intent and financial underpinning;

•	Assisting management in setting specific risk tolerances and limits that are measurable, actionable, and comply with the Company's overall risk philosophy;

•	Communicating and monitoring the Company's risk exposures relative to set limits and recommending, or implementing as appropriate, mitigating strategies; and

•	Providing insight to assist leaders in growing the businesses and achieving optimal risk-adjusted returns within established guidelines.
Enterprise Risk Management Structure and Governance
At The Hartford, the Board of Directors (“the Board”) has ultimate responsibility for risk oversight. It exercises its oversight function through its standing committees, each of which has primary risk oversight responsibility with respect to all matters within the scope of its duties as contemplated by its charter. In addition, the Finance, Investment and Risk Management Committee (“FIRMCo”), which is comprised of all members of the Board, has responsibility for the oversight of the investment, financial, and risk management activities of the Company, except as otherwise provided in the Company Governance Guidelines. The oversight of all risk exposures includes, but is not limited to:

•	Market risk, including credit, interest rate, equity market, and foreign exchange;

•	Liquidity and capital requirements of the Company;

•	Insurance risks, including those arising out of catastrophes and acts of terrorism;

•	Cybersecurity risk; and

•	Any other risk that poses a material threat to the strategic viability of the Company.
The Audit Committee is responsible for, among other things, discussing with management policies with respect to risk assessment and risk management.

At the corporate level, the Company's Enterprise Chief Risk Officer (“Chief Risk Officer”) leads ERM. The Chief Risk Officer reports directly to the Company's Chief Executive Officer (“CEO”). The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company’s CEO, President, Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, General Counsel and others as deemed necessary by the committee chair. The ERCC oversees the risk profile and risk management practices of the Company. The ERCC also oversees capital management and the allocation of capital to the lines of business. The ERCC is responsible for significant company-wide risk exposures including, but not limited to, financial risk, liquidity and capital requirements, insurance risk, operational risks, and any other risk deemed significant. The ERCC reports to the Board primarily through the FIRMCo and through interactions with the Audit Committee.
The Company also has committees that manage specific risks and recommend risk mitigation strategies to the ERCC. These committees include, but are not limited to, Asset Liability Committees, Catastrophe Risk Committee, Emerging Risk Committees, Model Oversight Committees and Operational Risk Committee.
Risk Management Framework
At the Company, risk is managed at multiple levels. The Hartford utilizes three lines of defense in risk management to integrate its risk management strategy and appetite into all areas of the Company. The first line of defense in risk management is generally the responsibility of the lines of business. Senior business leaders are responsible for managing risks specific to their business objectives and business environment. The second line of defense in risk management is generally owned by ERM. ERM has the responsibility to ensure that the Company has insight into its aggregate risk and that risks are managed within the Company's overall risk appetite. Legal and Compliance also commonly act as a second line of defense in risk management. The third line of defense in risk management is owned by Internal Audit. Internal Audit provides independent assurance that each business unit’s controls are present, compliant, and effective, informs the risk identification process and provides audit and consultative support to the Company.
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

3.
Risk Appetite, Tolerances, and Limits: The Company has a formal enterprise risk appetite framework that is approved by the ERCC and reviewed by the Board. The risk appetite framework includes an enterprise risk appetite statement, risk preferences, risk tolerances and enterprise risk limits. Enterprise risk limits which quantify tolerances into specific limits by risk category are defined in underlying enterprise risk policies.

4.
Risk Management and Controls: While the Company utilizes the committee structure to elevate risk discussions and decision-making, there are a variety of working groups that provide decisioning and management of risk within determined tolerances and limits. ERM and the appropriate governing risk committees regularly monitor the Company's risk exposure as compared to defined limits and tolerances and provides regular reporting to the ERCC.

5.
Risk Reporting and Communication: The Company monitors its major risks at the enterprise level through a number of enterprise reports, including but not limited to, a monthly risk dashboard, and regular stress testing. ERM communicates the Company's risk exposures to senior and executive management and the Board, and reviews key business performance metrics, risk indicators, audit reports, risk/control self-assessments and risk event data.

Risk Exposures and Quantification
The Company quantifies its enterprise insurance and financial risk exposures using multiple lenses including statutory, economic and, where appropriate, U.S. GAAP. ERM leverages various modeling techniques and metrics to provide a view of the Company's risk exposure in both normal and stressed environments.

In order to quantify group capital levels the Company uses an Economic Capital Model (“ECM”) to quantify the value of risk management across the business lines and to advance its risk-based decision-making and optimization across risk and business. The Company also uses the ECM to inform capital attribution. The Company categorizes its main risks as follows in order to achieve a consistent and disciplined approach to quantifying, evaluating, and managing risk:

•	Insurance Risk

•	Operational Risk

•	Financial Risk
Additionally, the Company manages its legal and management risks, across the enterprise. Management risk includes strategic risk, the risk of ineffective or inefficient execution of the Company's strategy, as well as tax risk and reputational risk.
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
Employees
The Hartford has approximately 17,500 employees as of December 31, 2014.
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
Risks Relating to Economic, Market and Political Conditions
Unfavorable conditions in our operating environment, including general economic and global capital market conditions, including financial and capital markets risks, such as changes in interest rates, credit spreads, equity prices, market volatility, foreign exchange rates, commodities prices and real estate market deterioration, may have a material adverse effect on our business, financial condition, results of operations, and liquidity.
The Company’s investment portfolio and insurance liabilities are sensitive to changes in global capital market conditions. Stressed conditions or disruptions in global capital markets can directly impact our business, financial condition, results of operations, and liquidity as well as impact the economic environment. Weak economic conditions, such as high unemployment, low labor force participation, lower family income, higher tax rates, lower business investment and lower consumer spending may have adversely affected or may in the future adversely affect the demand for insurance and financial products, as well as their profitability in some cases. Weak economic conditions are also likely to result in the persistence of a low interest rate environment as well as volatility in other global capital market conditions, which will continue to pressure our investment results.
One important exposure to equity risk relates to the potential for lower earnings associated with our operations in Mutual Funds and Talcott Resolution, such as U.S. variable annuities, where fee income is earned based upon the fair value of the assets under management. Should equity markets decline from current levels, assets under management and related fee income will be reduced. Certain of our products have guaranteed benefits that increase our potential obligation and statutory capital exposure when equity markets decline. Sustained declines in equity markets may result in the need to utilize significant additional capital to support these products and adversely affect our ability to support our other businesses.
A sustained low interest rate environment would pressure our net investment income and could result in lower margins and lower estimated gross profits on certain products. New and renewal business for our property and casualty and group benefits products is priced based on prevailing interest rates. As interest rates decline, pricing targets will tend to increase to offset the lower anticipated investment income earned on invested premiums. Conversely, as interest rates rise, pricing targets will tend to decrease to reflect higher anticipated investment income. Such changes in pricing may affect our competitiveness in the marketplace, and in turn, written premium and earnings margin achieved. In addition, due to the long-term nature of the liabilities within our Group Benefits and Talcott Resolution operations, such as structured settlements and guaranteed benefits on variable annuities, sustained declines in long-term interest rates subjects us to reinvestment risks, increased hedging costs, spread compression and capital volatility. A rise in interest rates, in the absence of other countervailing changes, will reduce the market value of our investment portfolio and, if long-term interest rates were to rise dramatically certain products within our Talcott Resolution segment might be exposed to disintermediation risk. Disintermediation risk refers to the risk that our policyholders may surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. An increase in interest rates can also impact our tax planning strategies and, in particular, our ability to utilize tax benefits to offset certain previously recognized realized capital losses.
Our exposure to credit spreads primarily relates to changes in market price of fixed income instruments associated with changes in credit spreads. If issuer credit spreads widen significantly and retain wide levels over an extended period of time, other-than-temporary impairments and decreases in the market value of our investment portfolio will likely result. In addition, losses may also occur due to volatility in credit spreads. When credit spreads widen, we incur losses associated with credit derivatives where the Company assumes exposure. When credit spreads tighten, we incur losses associated with derivatives where the Company has purchased credit protection. If credit spreads tighten significantly, the Company's net investment income associated with new purchases of fixed maturities may be reduced. In addition, a reduction in market liquidity can make it difficult to value certain of our securities when trading becomes less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period-to-period changes, which could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Our exposure to commodity prices primarily relates to our investment portfolio. Our investment portfolio includes fixed maturities and equity securities issued by companies and sovereigns that derive a portion of their revenues from commodities, including oil, coal, natural gas, precious and non-precious metals. In periods in which the prices of these and other commodities fall, absent other countervailing changes, decreases in the market value of our investment portfolio will likely result. If these declines in commodities prices are severe and persist over an extended period of time, other-than-temporary impairments may result. Our statutory surplus is also affected by widening credit spreads as a result of the accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities we are required to use current crediting rates in the U.S. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates in the U.S., the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets, resulting in reductions in statutory surplus. This has resulted in the past and may result in the future in the need to devote significant additional capital to support the fixed MVA product.
Our real estate market exposure includes investments in commercial mortgage-backed securities, residential mortgage-backed securities, commercial real estate collateralized debt obligations, mortgage and real estate partnerships, and mortgage loans. Deterioration in the real estate market has adversely affected our business, financial condition, results of operations and liquidity in the past. While the real estate market has shown signs of improvement, deteriorating fundamentals (including increases in property vacancy rates, delinquencies and foreclosures) could cause a decline in market values, which would have a negative impact on sources of refinancing, resulting in reduced market liquidity and higher risk premiums. This could result in reductions in market value and impairments of real estate-backed securities, a reduction in net investment income associated with real estate partnerships, and increases in our valuation allowance for mortgage loans.
Significant declines in equity prices, changes in U.S. interest rates, changes in credit spreads, inflation, the strengthening or weakening of foreign currencies against the U.S. dollar or real estate market deterioration, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations or liquidity. Our hedging assets seek to reduce the net economic sensitivity of our potential obligations from guaranteed benefits to equity market and interest rate fluctuations. Because of the accounting asymmetries between our hedging targets and statutory and GAAP accounting principles for our guaranteed benefits, rising equity markets and/or rising interest rates may result in statutory or GAAP losses.
Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our business, financial condition, results of operations and liquidity
The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our business, financial condition, results of operations and liquidity. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated rather than diversified.
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
The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether a credit and/or non-credit impairment exists and whether an impairment should be recognized in current period earnings or in other comprehensive income. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. For securitized financial assets with contractual cash flows, the Company uses its best estimate of cash flows over the life of the security to determine if a security is other-than-temporarily-impaired. In addition, estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
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
The Company deferred acquisition costs associated with the prior sales of its variable annuity products. Deferred acquisition costs for the U.S. variable annuity products are amortized over the expected life of the contracts. The remaining deferred but not yet amortized cost is referred to as the Deferred Acquisition Cost (“DAC”) asset. We amortize these costs in proportion to the present value of estimated gross profits (“EGPs”). The Company evaluates the EGPs compared to the DAC asset to determine if an impairment exists. The Company also establishes reserves for GMDB and the life contingent portion of guaranteed minimum withdrawal benefits ("GMWB") using components of EGPs. The projection of EGPs, or components of EGPs, requires the use of certain assumptions, principally related to separate account fund returns, surrender and lapse rates, interest margin (including impairments), mortality, benefit utilization, annuitization and hedging costs. Of these factors, we anticipate that changes in separate account fund returns are most likely to impact the EGP, along with the rate of amortization of such costs. However, other factors such as those the Company might employ to reduce risk, such as the cost of hedging or other risk mitigating techniques, as well as the effect of increased surrenders, could also significantly reduce estimates of future gross profits. Estimating future gross profits is a complex process requiring considerable judgment and the forecasting of events well into the future. If our assumptions regarding policyholder behavior, including lapse rates, benefit utilization, surrenders, and annuitization, hedging costs or costs to employ other risk mitigating techniques prove to be inaccurate or if significant or sustained equity market declines occur, we could be required to accelerate the amortization of DAC related to variable annuity contracts, and increase reserves for GMDB which would result in a charge to net income. Such adjustments could have a material adverse effect on our results of operations and financial condition.

If our businesses do not perform well, we may be required to establish a valuation allowance against the deferred income tax asset or to recognize an impairment of our goodwill, which could have a material adverse effect on our results of operations and financial condition.
Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management's determination include the performance of the business, including the ability to generate capital gains to offset previously recognized capital losses, from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that we are unable to recognize a full tax benefit on deferred tax assets, then a valuation allowance will be established with a corresponding charge to net income (loss). Charges to increase our valuation allowance could have a material adverse effect on our results of operations and financial condition.
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
We continue to receive asbestos and environmental claims. Significant uncertainty limits the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims. For some asbestos and environmental claims, we believe that the actuarial tools and other techniques we employ to estimate the ultimate cost of claims for more traditional kinds of insurance exposure are less precise in estimating reserves for our asbestos and environmental exposures. Accordingly, the degree of variability of reserve estimates for these longer-tailed exposures is significantly greater than for other more traditional exposures. It is also not possible to predict changes in the legal and legislative environment and their effect on the future development of asbestos and environmental claims. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses for both environmental and particularly asbestos claims, the ultimate liabilities may exceed the currently recorded reserves. Increases in reserves would be recognized as an expense during the periods in which these determinations are made, thereby adversely affecting our results of operations for the related periods. Depending on the scale of any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments, changes in interest rates, the impact of internal reinsurance arrangements, admissibility of deferred tax assets and changes to the NAIC RBC formulas. Most of these factors are outside of the Company's control. The Company's financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing the amount of statutory capital we must hold in order to maintain our current ratings. Also, in extreme scenarios of equity market declines and other capital market volatility, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. When equity markets increase, surplus levels and RBC ratios would generally be expected to increase. However, as a result of a number of factors and market conditions, including the level of hedging costs and other risk transfer activities, reserve requirements for death and living benefit guarantees and increases in RBC requirements, surplus and RBC ratios may not increase when equity markets increase. Due to these factors, projecting statutory capital and the related RBC ratios is complex. If our statutory capital resources are insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise capital through public or private equity or debt financing. If we were not to raise additional capital, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.
Downgrades in our financial strength or credit ratings, which may make our products less attractive, could increase our cost of capital and inhibit our ability to refinance our debt, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.
Financial strength and credit ratings are important in establishing the competitive position of insurance companies. Rating agencies assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating agency (including its assessment of the strategic importance of the rated company to the insurance group), general economic conditions, and circumstances outside the rated company's control. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have altered these models. Changes to the models, general economic conditions, or other circumstances outside our control could impact a rating agency's judgment of its internal rating and the publicly issued rating it assigns us. We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which may adversely affect us.
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
Losses due to nonperformance or defaults by others, including issuers of investment securities, mortgage loans or reinsurance and derivative instrument counterparties, could have a material adverse effect on the value of our investments, business, financial condition, results of operations and liquidity.
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

The Company also has exposure to foreign-based issuers of securities and providers of reinsurance. These foreign issuers include European and certain emerging market issuers. Despite stabilization in the European market, there are still fundamental structural issues that remain and may result in the re-emergence of fiscal and economic issues. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the potential for rising U.S. interest rates, slowing global growth, lower prices for oil and other commodities, and the devaluation of certain currencies. Further details of the European and certain emerging market private and sovereign issuers held within the investment portfolio can be found in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management. The Company's European based reinsurance arrangements are further described in Part II, Item 7, MD&A - Enterprise Risk Management - Investment Portfolio Risks and Risk Management.
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
Our success, in part, depends upon our ability to accurately assess the risks associated with the coverage provided to policyholders that we insure. We establish loss reserves to cover our estimated liability for the payment of all unpaid losses and loss expenses incurred with respect to premiums earned on the policies that we write. Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate settlement and administration of claims will cost, less what has been paid to date. These estimates are based upon actuarial and statistical projections and on our assessment of currently available data, as well as estimates of claims severity and frequency, legal theories of liability and other factors. Loss reserve estimates are refined periodically as experience develops and claims are reported and settled. Establishing an appropriate level of loss reserves is an inherently uncertain process. Because of this uncertainty, it is possible that our reserves at any given time will prove inadequate. Furthermore, since estimates of aggregate loss costs for prior accident years are used in pricing our insurance products, we could later determine that our products were not priced adequately to cover actual losses and related loss expenses in order to generate a profit. To the extent we determine that losses and related loss expenses are emerging unfavorably to our initial expectations, we will be required to increase reserves. Increases in reserves would be recognized as an expense during the period or periods in which these determinations are made, thereby adversely affecting our results of operations for the related period or periods. Depending on any changes in these estimated losses, such determinations could have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
The geographic distribution of our business subjects us to catastrophe exposure for events occurring in a number of areas, including, but not limited to, hurricanes in Florida, the Gulf Coast, the Northeast and the Atlantic coast regions of the United States, tornadoes in the Midwest and Southeast, earthquakes in California and the New Madrid region of the United States, and the spread of disease. We expect that increases in the values and concentrations of insured employees and property in these areas will continue to increase the severity of catastrophic events in the future. In addition, changing climate conditions across longer time scales, including the potential risk of broader climate change, may be increasing, or may in the future increase, the severity of certain natural catastrophe losses across various geographic regions.Potential examples of the impact of climate change on catastrophe exposure include, but are not limited to the following: an increase in the frequency or severity of wind and thunderstorm and tornado/hailstorm events due to increased convection in the atmosphere, more frequent brush fires in certain geographies due to prolonged periods of drought, higher incidence of deluge flooding, and the potential for an increase in severity of the largest hurricane events due to higher sea surface temperatures. In addition, our businesses have exposure to global or nationally occurring pandemics caused by highly infectious and potentially fatal diseases, and are spread through human, animal or plant populations. Additionally, due to such catastrophes, caused by natural or man-made events, policyholders may be unable to meet their obligations to pay premiums on our insurance policies.

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
The occurrence of one or more terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance is extremely limited and generally unavailable for terrorism losses caused by attacks with nuclear, biological, chemical or radiological weapons. Reinsurance coverage from the federal government under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) is also limited. Although TRIPRA provides benefits for certified acts of terrorism that exceed a certain threshold of industry losses ($100 in 2015, increasing to $200 by 2020), those benefits are subject to a deductible and other limitations. Under TRIPRA, once our losses exceed 20% of our subject commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us a percentage of our losses (85% in 2015, decreasing 1% annually until 2020) attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $1.19 billion for 2015. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may either extend coverage beyond our underwriting intent or increase the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued, and this liability may have a material adverse effect on our business, financial condition, results of operations and liquidity at the time it becomes known
As a property and casualty insurer, the premium rates we are able to charge and the profits we are able to obtain are affected by the actions of state insurance departments that regulate our business, the cyclical nature of the business in which we compete and our ability to adequately price the risks we underwrite, which may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Pricing adequacy depends on a number of factors, including the ability to obtain regulatory approval for rate changes, proper evaluation of underwriting risks, the ability to project future loss cost frequency and severity, our response to rate actions taken by competitors, and expectations about regulatory and legal developments and expense levels. We seek to price our property and casualty insurance policies such that insurance premiums and future net investment income earned on premiums received will provide for an acceptable profit in excess of underwriting expenses and the cost of paying claims.

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
Additionally, the property and casualty insurance market is historically cyclical, experiencing periods characterized by relatively high levels of price competition, less restrictive underwriting standards, more expansive coverage offerings and relatively low premium rates, followed by periods of relatively low levels of competition, more selective underwriting standards, more coverage restrictions and relatively high premium rates. Prices tend to increase for a particular line of business when insurance carriers have incurred significant losses in that line of business in the recent past or when the industry as a whole commits less of its capital to writing exposures in that line of business. Prices tend to decrease when recent loss experience has been favorable or when competition among insurance carriers increases. In all of our property and casualty insurance product lines and states, there is a risk that the premium we charge may ultimately prove to be inadequate as reported losses emerge. In addition, there is a risk that regulatory constraints, price competition or incorrect pricing assumptions could prevent us from achieving targeted returns. Inadequate pricing could have a material adverse effect on our results of operations and financial condition.
Adjustments to our risk management program relating to products we offered with guaranteed benefits to emphasize protection of economic value may result in statutory and U.S. GAAP volatility in our earnings and potentially material charges to net income (loss).
Some of the in-force business within our Talcott Resolution operations, especially variable annuities, offer guaranteed benefits, including GMWB and GMDB which, in the event of a decline in equity markets, would not only result in lower earnings, but will also increase our exposure to liability for benefit claims. We use reinsurance structures and have modified benefit features to mitigate the exposure associated with GMDB. We also use reinsurance in combination with a modification of benefit features and derivative instruments to attempt to minimize the claim exposure and to reduce the volatility of net income associated with the GMWB liability. Adjustments to our risk management program may result in greater statutory and U.S. GAAP earnings volatility and, based upon the types of hedging instruments used, can result in potentially material charges to net income (loss) in periods of rising equity market pricing levels, higher interest rates and declines in volatility. While we believe that these actions would improve the efficiency of our risk management related to these benefits, we remain liable for the guaranteed benefits in the event that reinsurers or derivative counterparties are unable or unwilling to pay and, in turn, may need additional capital to support in-force business. We are also subject to the risk that these management procedures prove ineffective or that unanticipated policyholder behavior, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed, which individually or collectively may have a material adverse effect on our business, financial condition, results of operations and liquidity.
Regulatory and Legal Risks
The impact of regulatory initiatives and legislative developments, including the implementation of the Dodd-Frank Act of 2010, could have a material adverse impact on our business, financial condition, results of operations and liquidity.
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
Other Operational Risks
The ability to execute on our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings, is subject to material challenges, uncertainties and risks which could adversely affect our business, financial condition, results of operations and liquidity.
The ability to execute on our capital management plan remains subject to material challenges, uncertainties and risks. We may not achieve all of the benefits we expect to derive from our plan to repurchase our equity and reduce our debt. Our capital management plan is subject to execution risks, including, among others, risks related to market fluctuations and investor interest and potential legal constraints that could delay execution at an otherwise optimal time. There can be no assurance that we will in fact complete our capital management plan over the planned time frame or at all. Initiatives to reduce expenses so that our ongoing businesses remain or become cost efficient may not be successful and we may not be able to reduce corporate and shared services expenses in the manner and on the schedule we currently anticipate. We may take further actions beyond the capital management plan, which may include acquisitions, divestitures or restructurings, that may involve additional uncertainties and risks that negatively impact our business, financial condition, results of operations and liquidity.
Competitive activity may adversely affect our market share and financial results, which could have a material adverse effect on our business and results of operations.
The industries in which we operate are highly competitive. Our principal competitors are other property and casualty insurers, group benefits providers and other mutual fund companies. Larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. These highly competitive pressures could result in increased pricing pressures on a number of our products and services and may harm our ability to maintain or increase our profitability. Because of the highly competitive nature of these industries, there can be no assurance that we will continue to compete effectively with our industry rivals, or that competitive pressure will not have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing, distributing and providing investment advisory services in relation to our products through current and future distribution channels and advisory firms.
We distribute our insurance products and mutual funds through a variety of distribution channels, including brokers, independent agents, broker-dealers, banks, affinity partners, our own internal sales force and other third-party organizations. In some areas of our business, we generate a significant portion of our business through or in connection with individual third-party arrangements. For example, we market personal lines products in large part through an exclusive licensing arrangement with AARP that continues through January 1, 2023. Our ability to distribute products through affinity partners may be adversely impacted by membership levels and the pace of membership growth. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in our continuing relationship with certain of these third parties, including potentially as a result of a strategic transaction or other Company initiatives, could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition, results of operations and liquidity.
If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, reputation, financial condition, results of operations and liquidity.
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

Systems failures or outages could compromise our ability to perform our business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, a pandemic, an industrial accident, a blackout, a terrorist attack (including conventional, nuclear, biological, chemical or radiological) or war, systems upon which we rely may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees and business partners are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems used to conduct our business are disabled or destroyed.
Moreover, our computer systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer related penetrations. The frequency and sophistication of such threats continue to increase as well. While, to date, The Hartford is not aware of having experienced a material breach of our cybersecurity systems, administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, denial of service, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. Such an event could compromise our confidential information as well as that of our clients and third parties, with whom we interact, impede or interrupt our business operations and may result in other negative consequences, including remediation costs, loss of revenue, additional regulatory scrutiny and litigation and reputational damage. In addition, we routinely transmit, to third parties personal, confidential and proprietary information, which may be related to employees and customers, by email and other electronic means, along with receiving and storing such information on our systems. Although we attempt to keep such information confidential, we may be unable to utilize such capabilities in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information.
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
Third parties to whom we outsource certain of our functions, including but not limited to third party administrators, are also subject to cyber-breaches of confidential information, along with  the other risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, reputation, financial condition, results of operations and liquidity. While we maintain cyber liability insurance that provides both third party liability and first party insurance coverages, our insurance may not be sufficient to protect against all loss.
Our framework for managing operational risks may not be effective in mitigating risk and loss to us that could adversely affect our businesses.
Our business performance is highly dependent on our ability to manage operational risks that arise from a large number of day-to-day business activities, including insurance underwriting, claims processing, servicing, investment, financial and tax reporting, compliance with regulatory requirements and other activities, many of which are very complex and for some of which we rely on third parties.  In addition, information technology investments we have made or plan to make in order to improve our operations are subject to material challenges, uncertainties and risks which may adversely impact our ability to achieve the anticipated business growth, expense reduction and operational efficiencies.  We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot be completely confident that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Management of operational risks can fail for a number of reasons, including design failure, systems failure, failures to perform, cyber security attacks, human error, or unlawful activities on the part of employees or third parties. In the event that our controls are not effective or not properly implemented, we could suffer financial or other loss, disruption of our businesses, regulatory sanctions or damage to our reputation. Losses resulting from these failures can vary significantly in size, scope and scale and may have material adverse effects on our financial condition or results of operations.

If we experience difficulties arising from outsourcing and similar third-party relationships, our ability to conduct business may be compromised, which may have an adverse effect on our business and results of operations.
We outsource certain business and administrative functions and rely on third-party vendors to provide certain services on our behalf. As we continue to focus on reducing the expense necessary to support our operations, we have become increasingly committed to outsourcing strategies for certain technology and business functions. We have also taken action to reduce coordination costs and take advantage of economies of scale by transitioning multiple functions and services to a small number of third-party providers. We periodically negotiate provisions and renewals of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. If our continuing relationship with certain third-party providers, particularly those on which we rely for multiple functions or services, is interrupted, or if such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), increased costs and a loss of business that may have a material adverse effect on our business and results of operations. For other risks associated with our outsourcing of certain functions, see the risk factor, “If we are unable to maintain the availability of our systems and safeguard the security of our data due to the occurrence of disasters or a cyber or other information security incident, our ability to conduct business may be compromised, we may incur substantial costs and suffer other negative consequences, all of which may have a material adverse effect on our business, financial condition, results of operations and liquidity.”
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
As of December 31, 2014, The Hartford owned building space of approximately 2.4 million square feet which comprised its Hartford, Connecticut location and other properties within the greater Hartford, Connecticut area. In addition, as of December 31, 2014, The Hartford leased approximately 1.8 million square feet, throughout the United States of America, and approximately 37 thousand square feet, in other countries. All of the properties owned or leased are used by one or more of all six reporting segments, depending on the location. For more information on reporting segments, see Part I, Item 1, Business — Reporting Segments. The Company believes its properties and facilities are suitable and adequate for current operations.

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
In addition to the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company's experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The court has made no substantive legal decisions defining the scope of the claims or the potentially available damages, and no legal precedent has been identified that would aid in determining a reasonable estimate of potential loss. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any.
Mutual Funds Litigation - In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. Discovery is ongoing. HFMC and HIFSCO dispute the allegations and expect to file a motion for summary judgment in the second quarter of 2015.
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

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2014
Common Stock Price
High	$36.14	$36.37	$37.80	$42.27
Low	$32.18	$33.30	$33.85	$35.47
Dividends Declared	$0.15	$0.15	$0.18	$0.18
2013
Common Stock Price
High	$26.46	$31.43	$32.30	$36.62
Low	$23.05	$24.82	$29.60	$30.68
Dividends Declared	$0.10	$0.10	$0.15	$0.15
On February 26, 2015, The Hartford’s Board of Directors declared a quarterly dividend of $0.18 per common share payable on April 1, 2015 to common shareholders of record as of March 9, 2015. As of February 24, 2015, the Company had approximately 14,421 holders of record of the Company's common stock. A substantially greater number of holders of our common stock are “street name” holders or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions. The closing price of The Hartford’s common stock on the NYSE on February 24, 2015 was $41.32.
On June 16, 2014, the Company’s Chief Executive Officer has certified to the NYSE that he is not aware of any violation by the Company of NYSE corporate governance listing standards, as required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
There are also various legal and regulatory limitations governing the extent to which The Hartford’s insurance subsidiaries may extend credit, pay dividends or otherwise provide funds to The Hartford Financial Services Group, Inc. as discussed in Part II, Item 7, MD&A — Capital Resources and Liquidity — Liquidity Requirements and Sources of Capital.
For information related to securities authorized for issuance under equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,
Purchases of Equity Securities by the Issuer
The following table summarizes the Company’s repurchases of its common stock for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased [2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
				(in millions)
October 1, 2014 – October 31, 2014	3,200,500	$36.99	3,200,500	$1,162
November 1, 2014 – November 30, 2014	2,390,749	$40.40	2,344,500	$1,067
December 1, 2014 – December 31, 2014	4,906,717	$39.20	4,906,717	$979
Total	10,497,966	$38.80	10,451,717

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

[2]
Includes 2.7 million common shares received upon settlement of an accelerated share repurchase ("ASR") agreement with a major financial institution in December 2014. Under the terms of the agreement, the Company paid $525 and received initial delivery of 11.2 million common shares in July 2014. A total of 13.9 million common shares were repurchased by the Company under the ASR at a price of $37.64 per common share.

Total Return to Shareholders
The following tables present The Hartford’s annual percentage return and five-year total return on its common stock including reinvestment of dividends in comparison to the S&P 500 and the S&P Insurance Composite Index.

Annual Return Percentage
	For the years ended
Company/Index	2010	2011	2012	2013	2014
The Hartford Financial Services Group, Inc.	14.89%	(37.55)%	41.01%	64.12%	17.13%
S&P 500 Index	15.06%	2.11%	16.00%	32.39%	13.69%
S&P Insurance Composite Index	15.80%	(8.28)%	19.09%	46.71%	8.29%

Cumulative Five-Year Total Return
	Base
	Period	For the years ended
Company/Index	2009	2010	2011	2012	2013	2014
The Hartford Financial Services Group, Inc.	$100	114.89	71.75	101.18	166.06	194.51
S&P 500 Index	$100	115.06	117.49	136.30	180.44	205.14
S&P Insurance Composite Index	$100	115.80	106.21	126.49	185.56	200.94

Item 6.	SELECTED FINANCIAL DATA
(Dollar amounts in millions, except for per share data)
The following table sets forth the Company's selected consolidated financial data at the dates and for the periods indicated below. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") presented in Item 7 and the Company's Consolidated Financial Statements and the related Notes beginning on page F-1.

	2014	2013	2012	2011	2010
Income Statement Data
Total revenues	$18,614	$20,673	$22,086	$21,667	$22,158
Income (loss) from continuing operations before income taxes	1,699	1,471	(89)	(293)	2,189
Income from continuing operations, net of tax	1,349	1,225	220	256	1,642
Income (loss) from discontinued operations, net of tax	(551)	(1,049)	(258)	456	(6)
Net income (loss)	$798	$176	$(38)	$712	$1,636
Preferred stock dividends and accretion of discount	—	10	42	42	515
Net income (loss) available to common shareholders	$798	$166	$(80)	$670	$1,121
Balance Sheet Data
Total assets	$245,013	$277,884	$298,513	$302,609	$316,789
Short-term debt	$456	$438	$320	$—	$400
Total debt (including capital lease obligations)	$6,109	$6,544	$7,126	$6,216	$6,607
Preferred stock	$—	$—	$556	$556	$556
Total stockholders’ equity	$18,720	$18,905	$22,447	$21,486	$18,754
Net income (loss) available to common shareholders per common share
Basic	$1.81	$0.37	$(0.18)	$1.51	$2.60
Diluted	$1.73	$0.36	$(0.17)	$1.40	$2.40
Cash dividends declared per common share	$0.66	$0.50	$0.40	$0.40	$0.20

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-K. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each discussion below and in Part I, Item 1A, Risk Factors. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
Certain reclassifications have been made to prior year financial information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") to conform to the current year presentation. In 2014, the Company refined the definition of underwriting expenses by including certain centralized services and bad debt expenses in the determination of underwriting results for the Commercial Lines, Personal Lines and Property & Casualty Other Operations reporting segments. The reclassification of certain centralized services and bad debt expenses from other income (expenses) did not impact previously reported net income.
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
The Hartford currently conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Hartford includes in its Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities; and purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and had been in runoff since 2009.
On December 12, 2013, the Company completed the sale of Hartford Life International Limited ("HLIL"), which comprised the Company's U.K. variable annuity business, to Columbia Insurance Company, a Berkshire Hathaway company. On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013, the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc.
For further discussion of these transactions, see Note 2 - Business Dispositions, Note 7 - Reinsurance and Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements. These businesses are included in the Talcott Resolution reporting segment.
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
For more information on the Company's reporting segments, refer to Part I, Item 1, Business — Reporting Segments.
Financial Highlights for the Year Ended December 31, 2014

•	Net income of $798, or $1.73 per diluted share, compared with net income of $176, or $0.36 per diluted share, for the prior year.

•	Amounts paid for share repurchases totaled approximately $1.8 billion for the year.

•
Book value per diluted common share (excluding AOCI) increased to $40.71 from $39.30 as of the prior year end due to the effect of net income less dividends and the effect of share repurchases for the year.

•
Net investment income decreased 3.4% to $3,154 compared to the prior year primarily due to a decrease in income from fixed maturities as a result of a decline in asset levels, primarily in Talcott Resolution, lower income from repurchase agreements, and the impact of reinvesting at lower interest rates.

•
While the annualized investment yield after-tax of 3.0% decreased 10 basis points compared to the prior year, new money yields decreased from 3.8% to 3.6% driven by lower interest rates, tighter credit spreads and the effect of reinvesting Japan sales proceeds into short-duration assets pending use for share repurchases.

•	Higher short term interest rates and wider credit spreads increased the after-tax net unrealized gains in the investment portfolio by approximately $1.4 billion for the year.

•	Property & Casualty written premium increased 3% over the prior year, comprised of 3% growth in Commercial Lines and 4% in Personal Lines.

•	Property & Casualty combined ratio, before catastrophes and prior year development, improved to 91.5 from 94.4 in the prior year.

•	Catastrophe losses of $341, before tax, increased from catastrophe losses of $312, before tax, in the prior year.

•	Unfavorable prior year development totaled $228, before tax, primarily driven by strengthening of net asbestos and environmental reserves.

•	Group Benefits after-tax core earnings margin, excluding buyouts, increased to 5.2% from 4.3% in the prior year.

•	Talcott Resolution after-tax income from continuing operations was $370, down from $414 in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS
The Consolidated Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes beginning on page F-1.

	2014	2013	2012	Increase (Decrease) From 2013 to 2014	Increase (Decrease) From 2012 to 2013
Earned premiums	$13,336	$13,231	$13,637	$105	$(406)
Fee income	1,996	2,105	3,567	(109)	(1,462)
Net investment income	3,154	3,264	4,127	(110)	(863)
Net realized capital gains [1]	16	1,798	497	(1,782)	1,301
Other revenues	112	275	258	(163)	17
Total revenues	18,614	20,673	22,086	(2,059)	(1,413)
Benefits, losses and loss adjustment expenses	10,805	11,048	13,195	(243)	(2,147)
Amortization of deferred policy acquisition costs and present value of future profits	1,729	1,794	1,990	(65)	(196)
Insurance operating costs and other expenses	4,028	4,176	5,090	(148)	(914)
Loss on extinguishment of debt	—	213	910	(213)	(697)
Reinsurance (gain) loss on disposition in 2014 and 2013, goodwill impairment of $342 in 2012 and premium deficiency of $191 in 2012	(23)	1,574	533	(1,597)	1,041
Interest expense	376	397	457	(21)	(60)
Total benefits, losses and expenses	16,915	19,202	22,175	(2,287)	(2,973)
Income (loss) from continuing operations before income taxes	1,699	1,471	(89)	228	1,560
Income tax expense (benefit)	350	246	(309)	104	555
Income from continuing operations, net of tax	1,349	1,225	220	124	1,005
Loss from discontinued operations, net of tax	(551)	(1,049)	(258)	498	(791)
Net income (loss)	$798	$176	$(38)	$622	$214

[1]	Includes net realized capital gains in 2013 of $1,575 on investments transferred at fair value in business disposition by reinsurance.
Year ended December 31, 2014 compared to the year ended December 31, 2013
The increase in net income from 2013 to 2014 was primarily due to the net effect of the following items:

•
A decrease in the loss from discontinued operations to $551, net of tax, compared to $1,049, net of tax, in 2013. The loss from discontinued operations in 2014 includes the results of operations of the Japan business and the realized capital loss on the sale of HLIKK. The loss from discontinued operations in 2013 includes the results of operations of the Japan and U.K. annuity businesses and the realized capital loss on the sale of HLIL. The results of operations for the Japan annuity business in 2013 include the write-off of DAC and higher hedging losses. For further discussion of the sale of these businesses, see Note 2 - Business Dispositions and Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements.

•
A $299 before tax improvement in current accident year underwriting results before catastrophes in Property & Casualty resulting in a 2.9 point decrease in the combined ratio before catastrophes and prior year development. Also contributing to the improvement in underwriting results was an increase in earned premiums of 2% or $232, before tax, in 2014, compared to 2013, reflecting earned premium growth of 1% in Commercial Lines and 4% in Personal Lines. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
A loss on extinguishment of debt of $213, before tax, in 2013 related to the repurchase of approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. The resulting loss on extinguishment of debt consists of the repurchase premium, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transaction.

•
Pension settlement charge of $128, before tax, in 2014, in insurance operating costs and other expenses, related to voluntary lump-sum settlements with vested participants in the Company's defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits. For additional information, see MD&A - Capital Resources and Liquidity, Pension Plans and Other Postretirement Benefits.

•
Net investment income of $3,154, before tax, in 2014 decreased from $3,264, before tax, in 2013. The decrease in net investment income is primarily due to lower income from fixed maturities, as a result of a decline in asset levels, primarily in Talcott Resolution, lower income from repurchase agreements, and the impact of reinvesting at lower interest rates. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
Current accident year catastrophe losses in Property & Casualty of $341, before tax, in 2014, compared to $312, before tax, in 2013. The increase in current accident year catastrophe losses was primarily due to increased frequency and severity from wind and hail events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident year reserve strengthening in Property & Casualty of $228, before tax, in 2014, compared to reserve strengthening of $192, before tax, in 2013. Reserve strengthenings in 2014 were primarily related to an increase in reserves for asbestos and environmental claims, primarily due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. Reserve strengthenings in 2013 were primarily related to increased net asbestos reserves due to higher claim frequency and severity as well as costs and expenses associated with litigating asbestos coverage matters.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). The $104 increase in income tax expense in 2014 compared with 2013 was primarily due to the $228 increase in income from continuing operations, before tax. Income tax expense of $350 and $246 in 2014 and 2013, respectively, includes separate account DRD benefits of $114 and $139, respectively.

Year ended December 31, 2013 compared to the year ended December 31, 2012
The increase in net income from 2012 to 2013 was primarily due to the net effect of the following items:

•
An increase in the loss from discontinued operations to $1,049, net of tax, compared to $258, net of tax, in 2013. The loss from discontinued operations in 2013 includes the results of operations of the Japan and U.K. annuity businesses and the realized capital loss on the sale of HLIL. The loss from discontinued operations in 2012 includes the results of operations of the Japan and U.K. annuity businesses.

•
Reinsurance loss on disposition of $533, before tax, in 2012 consisting of an impairment of goodwill and a loss accrual for premium deficiency related to the disposition of the Individual Life business, and losses in 2012 from the operations of the Retirement Plans and Individual Life businesses sold in 2013.

•
A loss on extinguishment of debt of $213, before tax, in 2013, compared to $910, before tax in 2012. The loss in 2013 related to the repurchase of approximately $800 of senior notes and the loss in 2012 related to the repurchase of all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount all held by Allianz.

•
Current accident year catastrophe losses in Property & Casualty of $312, before tax, in 2013, compared to $706, before tax, in 2012. Losses in 2013 were primarily due to multiple thunderstorm, hail, and tornado events across various U.S. geographic regions. Losses in 2012 were primarily driven by $350 related to Storm Sandy and multiple thunderstorm, hail, and tornado events across various U.S. geographic regions.

•
Current accident year losses and loss adjustment expenses before catastrophes in Property & Casualty of $6.3 billion, before tax, in 2013 decreased from $6.6 billion, before tax, in 2012. The decrease was primarily driven by lower loss and loss adjustment expenses in Commercial Lines workers’ compensation business due to favorable severity and frequency.

•
Net investment income of $3,264, before tax, in 2013 decreased from $4,127, before tax, in 2012. The decrease in net investment income is primarily due to lower asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in 2013, and a decline in yield.

•
Net asbestos reserve strengthening of $130, before tax, in 2013 compared to $48, before tax, in 2012 resulting from the Company's annual review of its asbestos liabilities. For further information, see MD&A - Critical Accounting Estimates, Property & Casualty Other Operations Claims with the Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). The $555 increase in income tax expense in 2013 compared to an income tax benefit in 2012 was primarily due to the $1.0 billion increase in income from continuing operations, before tax. Income tax expense of $246 in 2013 and income tax benefit of $309 in 2012, includes separate account DRD benefits of $139 and $145, respectively.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

Net income (loss) by segment	2014	2013	2012	Increase (Decrease) From 2013 to 2014	Increase (Decrease) From 2012 to 2013
Commercial Lines	$983	$870	$547	$113	$323
Personal Lines	207	229	166	(22)	63
Property & Casualty Other Operations	(108)	(2)	57	(106)	(59)
Group Benefits	191	192	129	(1)	63
Mutual Funds	87	76	71	11	5
Talcott Resolution	(187)	(634)	1	447	(635)
Corporate	(375)	(555)	(1,009)	180	454
Net income (loss)	$798	$176	$(38)	$622	$214
Investment Results
Composition of Invested Assets

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$59,384	77.9%	$62,357	79.2%
Fixed maturities, at fair value using the fair value option ("FVO")	488	0.6%	844	1.1%
Equity securities, AFS, at fair value [1]	1,047	1.4%	868	1.1%
Mortgage loans	5,556	7.3%	5,598	7.1%
Policy loans, at outstanding balance	1,431	1.9%	1,420	1.8%
Limited partnerships and other alternative investments	2,942	3.9%	3,040	3.9%
Other investments [2]	536	0.7%	521	0.7%
Short-term investments	4,883	6.4%	4,008	5.1%
Total investments excluding equity securities, trading	76,267	100%	78,656	100%
Equity securities, trading, at fair value [3]	11		19,745
Total investments	$76,278		$98,401

[1]	Includes equity securities at fair value using the FVO of $348 and $0 as of December 31, 2014 and December 31, 2013, respectively.

[2]	Primarily relates to derivative instruments.

[3]
As of December 31, 2013, approximately $19.7 billion of equity securities, trading, supported Japan variable annuities. Those equity securities, trading, were invested in mutual funds, which, in turn, invested in the following asset classes as of December 31, 2013: Japan equity 22%, Japan fixed income (primarily government securities) 15%, global equity 22%, global government bonds 40%, and cash and other 1%.

Total investments decreased since December 31, 2013, primarily as a result of a decline in equity securities, trading and fixed maturities, AFS, partially offset by an increase in short-term investments. The decrease in equity securities, trading and fixed maturities, AFS is largely due to the sale of the Japan variable and fixed annuity business as well as the continued runoff of the remaining Talcott Resolution business. For further discussion on the Japan sale, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. This decline was partially offset by an increase in the valuation of fixed maturities, AFS due to a decrease in interest rates. Short-term investments increased primarily due to the investment of proceeds from the sale of the Japan variable and fixed annuity business.

Net Investment Income (Loss)

	For the years ended December 31,
	2014		2013		2012
(Before tax)	Amount	Yield [1]	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$2,420	4.2%	$2,552	4.3%	$3,299	4.4%
Equity securities, AFS	38	4.8%	30	3.6%	36	4.3%
Mortgage loans	265	4.7%	260	4.9%	334	5.2%
Policy loans	80	5.6%	83	5.9%	119	6.0%
Limited partnerships and other alternative investments	294	10.4%	287	9.5%	196	7.1%
Other investments [3]	179		167		248
Investment expense	(122)		(115)		(105)
Total net investment income (loss)	$3,154	4.4%	$3,264	4.4%	$4,127	4.5%
Total net investment income excluding limited partnerships and other alternative investments	2,860	4.1%	2,977	4.2%	3,931	4.5%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value. Yield calculations for each period exclude assets associated with the dispositions of the Japan variable and fixed annuity business, the Retirement Plans and Individual Life businesses, and the Hartford Life International Limited business, as applicable.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Total net investment income decreased primarily due to a decrease in income from fixed maturities as a result of a decline in asset levels, primarily in Talcott Resolution, lower income from repurchase agreements, and the impact of reinvesting at lower interest rates.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.1% in 2014 versus 4.2% in 2013. The decline was primarily attributable to lower income from repurchase agreements and lower reinvestment rates. For further discussion of repurchase agreements, see Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the year ended December 31, 2014 was approximately 3.6% which was below the average yield of sales and maturities of 3.9% for the same period due to the current interest rate environment. In addition, the reinvestment rate was impacted by the investment of proceeds from the sale of the Japan variable and fixed annuity business into short duration, high quality corporates and ABS. For the year ended December 31, 2014, the new money yield of 3.6% decreased from 3.8% in 2013 driven by lower interest rates, tighter credit spreads on average and the effect of reinvesting Japan sales proceeds into short-duration assets pending use for share repurchases.
Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2015, to decline slightly compared to the 2014 net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Total net investment income decreased primarily due to a decrease in income due to lower asset levels as a result of the sale of the Retirement Plans and Individual Life businesses in 2013, and a decline in yield. The decline was partially offset by an increase in income from limited partnerships, due to real estate and private equity funds selling underlying investments and continued valuation improvements. The annualized net investment income yield, excluding limited partnerships and other alternative investments, declined to 4.2% in 2013 versus 4.5% in 2012. The decline was primarily attributable to the divestiture of Individual Life and Retirement Plans businesses.

Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before tax)	2014	2013	2012
Gross gains on sales [1]	$527	$2,313	$801
Gross losses on sales	(250)	(659)	(420)
Net OTTI losses recognized in earnings [2]	(59)	(73)	(349)
Valuation allowances on mortgage loans	(4)	(1)	14
Periodic net coupon settlements on credit derivatives	1	(8)	(18)
Results of variable annuity hedge program
GMWB derivatives, net	5	262	519
Macro hedge program	(11)	(234)	(340)
Total results of variable annuity hedge program	(6)	28	179
Other, net [3]	(193)	198	290
Net realized capital gains (losses)	$16	$1,798	$497

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses in the year ended December 31, 2013.

[2]	Includes $177 of intent-to-sell impairments for the year ended December 31, 2012, relating to the sales of the Retirement Plans and Individual Life businesses in 2013.

[3]	Primarily consists of changes in value of non-qualifying derivatives, including interest rate derivatives used to manage duration, and the Japan fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the year ended December 31, 2014 were primarily due to gains on the sale of corporate securities, CMBS, RMBS, and municipal securities. Gross losses on sales for the year ended December 31, 2014 were primarily the result of losses on the sale of corporate and foreign government and government agency securities, which included sales resulting from a reduction in our exposure to the emerging market and energy sector securities as well as other portfolio management activities. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions.

•
Gross gains on sales for the year ended December 31, 2013 were predominately from the sale of the Retirement Plans and Individual Life businesses resulting in a gain of $1.5 billion. The remaining gains on sales were primarily due to the sales of corporate securities and tax-exempt municipals. Gross losses on sales were primarily the result of the sales of U.S. Treasuries and mortgage backed securities, predominantly due to duration, liquidity and credit management as well as progress towards sector allocation objectives.

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
Variable annuity hedge program

•
For the year ended December 31, 2014, the gain related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $25 on liability/model assumption updates and gains of $15 due to increased volatility, partially offset by a loss of $26 resulting from policyholder behavior primarily related to increased surrenders. The loss on the macro hedge program for the year ended December 31, 2014 was primarily due to a loss of $25 driven by an improvement in the domestic equity markets, partially offset by a gain of $17 related to a decrease in interest rates.

•
For the year ended December 31, 2013 the gain on GMWB related derivatives, net, was primarily related to gains of $203 from revaluing the liability for living benefits largely driven by favorable policyholder behavior related to increased surrenders and gains of $38 due to liability assumption updates for lapses and withdrawal rates. The loss on the macro hedge program for the year ended December 31, 2013 was primarily driven by losses of $114 due to an improvement in domestic equity markets, losses of $56 related to an increase in interest rates, and losses of $31 related to a decrease in equity market volatility.

•
For the year ended December 31, 2012 the gain on GMWB related derivatives, net, was primarily driven by gains due to liability model assumption updates of $274, largely related to a reduction in the reset assumptions to better align with actual experience, gains of $106 related to outperformance of the underlying actively managed funds compared to their respective indices, and gains of $83 driven by a decline in equity market volatility. The loss on the macro hedge program for the year ended December 31, 2013 was primarily driven by losses of $167 related to the passage of time, losses of $118 due to an improvement in domestic equity markets, and losses of $60 related to a decrease in equity market volatility.

Other, net

•
Other, net loss for the year ended December 31, 2014 was primarily related to a loss of $172 on interest rate derivatives used to manage the risk of a rise in interest rates and manage duration, driven by a decline in U.S. interest rates.

•
Other, net gain for the year ended December 31, 2013 was primarily related to gains of $71 on interest rate derivatives primarily associated with fixed rate bonds sold as part of the Individual Life and Retirement Plan business dispositions. For further information on the business dispositions, see Note 2 of Notes to the Consolidated Financial Statements. Additional gains included $69 on interest rate derivatives primarily due to an increase in U.S. interest rates and $42 of gains on credit derivatives due to credit spreads tightening.

•
Other, net gain for the year ended December 31, 2012 was primarily related to gains of $313 on credit derivatives due to credit spreads tightening, and gains of $96 on interest derivatives largely driven by the de-designation of the cash flow hedges associated with bonds included in the sale of Individual Life and Retirement Plans businesses. For further information on the business dispositions, see Note 2 of Notes to the Consolidated Financial Statements. These gains were partially offset by losses of $111 related to Japan fixed payout annuity hedges primarily driven by the strengthening of the currency basis swap spread between the U.S. dollar and Japanese yen and the decline in U.S. interest rates.

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
Reserve estimates can also change over time because of changes in internal Company operations. Potential internal factors include (1) periodic changes in claims handling procedures; (2) growth in new lines of business where exposure and loss development patterns are not well established; (3) changes in the quality of risk selection in the underwriting process; (4) changes in the geographic mix of business; (5) changes in the mix of business by industry; (6) changes in policy language; or (7) changes in the mix of business by policy limit or deductible.
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
The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. The Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between reinsurers and cedants and the overall credit quality of the Company’s reinsurers. Where its contracts permit, the Company secures funding of future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group-wide offsets. The allowance for uncollectible reinsurance was $271 as of December 31, 2014, comprised of $46 related to Commercial Lines and $225 related to Property & Casualty Other Operations.
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
Loss and loss adjustment expense reserves by line of business as of December 31, 2014, net of reinsurance are as follows:

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Auto liability	$689	$1,401	$—	$2,090
Auto physical damage	21	31	—	52
Homeowners’	—	396	—	396
Professional liability	593	—	—	593
Package business	1,232	—	—	1,232
General liability	2,459	27	—	2,486
Bond	196	—	—	196
Commercial property	152	—	—	152
A&E	21	1	1,951	1,973
Workers’ compensation	8,678	—	—	8,678
Assumed reinsurance	—	—	237	237
All other non-A&E	—	—	680	680
Total reserves-net	14,041	1,856	2,868	18,765
Reinsurance and other recoverables	2,464	18	559	3,041
Total reserves-gross	$16,505	$1,874	$3,427	$21,806

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
The Company’s reserving actuaries, who are independent of the business units, regularly review reserves for both current and prior accident years using the most current claim data. For most lines of business, these reserve reviews incorporate a variety of actuarial methods and judgments and involve rigorous analysis. These selections incorporate input, as judged by the reserving actuaries to be appropriate, from claims personnel, pricing actuaries and operating management on reported loss cost trends and other factors that could affect the reserve estimates. Most reserves are reviewed fully each quarter, including loss and loss adjustment expense reserves for property, auto physical damage, auto liability, package business, workers’ compensation, most general liability, professional liability and bond. Other reserves are reviewed semi-annually (twice per year) or annually. These include, but are not limited to, reserves for losses incurred in accident years older than twelve and twenty years, for Personal and Commercial Lines, respectively, assumed reinsurance, latent exposures, such as construction defects, and unallocated loss adjustment expense. For reserves that are reviewed semi-annually or annually, management monitors the emergence of paid and reported losses in the intervening quarters to either confirm that the estimate of ultimate losses should not change or, if necessary, perform a reserve review to determine whether the reserve estimate should change.
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
Most of the Company’s property and casualty insurance product reserves are not discounted. However, the Company has discounted liabilities funded through structured settlements and has discounted certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies. For further discussion of these discounted liabilities, see Note 11 - Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses of Notes to Consolidated Financial Statements.
As of December 31, 2014 and 2013, net U.S. property and casualty insurance product reserves for losses and loss adjustment expenses reported under accounting principles generally accepted in the United States of America (“U.S. GAAP”) were approximately equal to net reserves reported on a statutory basis. Under U.S. GAAP, liabilities for unpaid losses for permanently disabled workers’ compensation claimants are discounted at rates that are no higher than risk-free interest rates in effect at the time the claims are incurred and which can vary from the statutory discount rates set by regulators. Largely offsetting/augmenting the effect of the difference in discounting is that a portion of the U.S. GAAP provision for uncollectible reinsurance is not recognized under statutory accounting.
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
Personal Auto Liability. For auto liability, and bodily injury in particular, the Company performs a greater number of techniques than it does for property and auto physical damage. In addition to traditional paid and reported development methods, the Company relies on frequency/severity techniques and Berquist-Sherman techniques. Because the paid development technique is affected by changes in claim closure patterns and the reported development method is affected by changes in case reserving practices, the Company uses Berquist-Sherman techniques which adjust these patterns to reflect current settlement rates and case reserving techniques. The Company generally uses the reported development method for older accident years as a higher percentage of ultimate losses are reflected in reported losses than in cumulative paid losses and a combination of reported development, frequency/severity and Berquist-Sherman methods for more recent accident years. Recent periods can be influenced by changes in case reserve practices and changing disposal rates; the frequency/severity techniques are not affected as much by these changes and the Berquist-Sherman techniques specifically adjust for these changes.
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
Long-Tailed General Liability, Bond and Large Deductible Workers’ Compensation. For these long-tailed lines of business, the Company generally relies on the expected loss ratio and reported development techniques. The Company generally weights these techniques together, relying more heavily on the expected loss ratio method at early ages of development and more on the reported development method as an accident year matures.
Workers’ Compensation. Workers’ compensation is the Company’s single largest reserve line of business so a wide range of methods are reviewed in the reserve analysis. Methods performed include paid and reported development, variations on expected loss ratio methods, and an in-depth analysis on the largest states. Historically, paid development patterns in the Company’s workers’ compensation business have been stable, so paid techniques are preferred. Although paid techniques may be less predictive of the ultimate liability when a low percentage of ultimate losses are paid as in early periods of development, given changes in the frequency of workers’ compensation claims over time, the Company places greater reliance on paid methods with continued consideration of the state-by-state analysis and the expected loss ratio approach.
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
The final step in the reserve review process involves a comprehensive review by senior reserving actuaries who apply their judgment and, in concert with senior management, determine the appropriate level of reserves based on the information that has been accumulated. Numerous factors are considered in this process including, but not limited to, the assessed reliability of key loss trends and assumptions that may be significantly influencing the current actuarial indications, pertinent trends observed over the recent past, the level of volatility within a particular line of business, and the improvement or deterioration of actuarial indications in the current period as compared to the prior periods. Total recorded net reserves, excluding asbestos and environmental, were 3.5% higher than the actuarial indication of the reserves as of December 31, 2014.
For a discussion of changes to reserve estimates recorded in 2014, see Reserve Roll-forwards and Development included below in this section.

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
Within Commercial Lines and Property & Casualty Other Operations, the Company has exposure to claims asserted for bodily injury as a result of long-term or continuous exposure to harmful products or substances. Examples include, but are not limited to, pharmaceutical products, silica and lead paint. The Company also has exposure to claims from construction defects, where property damage or bodily injury from negligent construction is alleged. In addition, the Company has exposure to claims asserted against religious institutions and other organizations relating to molestation or abuse. Such exposures may involve potentially long latency periods and may implicate coverage in multiple policy periods. These factors make reserves for such claims more uncertain than other bodily injury or property damage claims. With regard to these exposures, the Company is monitoring trends in litigation, the external environment, the similarities to other mass torts and the potential impact on the Company’s reserves.
In Personal Lines, reserving estimates are generally less variable than for the Company’s other property and casualty segments because of the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends and their impact on recorded reserve levels. Severity trends can be impacted by changes in internal claim handling and case reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. In addition, the introduction of new products and class plans has led to a different mix of business by type of insured than the Company experienced in the past. Such changes in mix increase the uncertainty of the reserve projections, since historical data and reporting patterns may not be applicable to the new business.
In standard commercial lines, workers’ compensation is the Company’s single biggest line of business and the line of business with the longest pattern of loss emergence. Medical costs make up more than 50% of workers’ compensation payments. To the extent that payment patterns are impacted by increases or decreases in the frequency of settlement payments, historical patterns would be less reliable, increasing the uncertainty around reserve estimates. As such, reserve estimates for workers’ compensation are particularly sensitive to changes in medical inflation, the changing use of medical care procedures and changes in state legislative and regulatory environments. In addition, a changing economic environment can affect the ability of an injured worker to return to work and the length of time a worker receives disability benefits.
In specialty lines, many lines of insurance are “long-tail”, including large deductible workers’ compensation insurance; as such, reserve estimates for these lines are more difficult to determine than reserve estimates for shorter-tail lines of insurance. Estimating required reserve levels for large deductible workers’ compensation insurance is further complicated by the uncertainty of whether losses that are attributable to the deductible amount will be paid by the insured; if such losses are not paid by the insured due to financial difficulties, the Company would be contractually liable. Auto severity trends can be impacted by changes in internal claim handling and case reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels. Another example of reserve variability relates to reserves for directors’ and officers’ insurance. There is potential volatility in the required level of reserves due to the continued uncertainty regarding the number and severity of class action suits. Additionally, the Company’s exposure to losses under directors’ and officers’ insurance policies is primarily in excess layers, making estimates of loss more complex.
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
Recorded reserves for auto liability, net of reinsurance, are approximately $2.1 billion across all lines, $1.4 billion of which is in Personal Lines. Personal auto liability reserves are shorter-tailed than other lines of business (such as workers’ compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to the Company’s results of operations in any given period. The key indicator for Personal Lines auto liability is the annual loss cost trend, particularly the severity trend component of loss costs. A 2.5 point change in annual severity for the two most recent accident years would change the estimated net reserve need by $80, in either direction. A 2.5 point change in annual severity is within the Company’s historical variation.
Recorded reserves for workers’ compensation, net of reinsurance, are approximately $8.7 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, medical cost inflation and other changes in loss cost trends. The Company has reviewed the historical variation in paid loss development patterns. If the paid loss development patterns change by 2%, the estimated net reserve need would change by $400, in either direction. A 2% change in paid loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
Recorded reserves for general liability, net of reinsurance, are approximately $2.5 billion. Loss development patterns are a key indicator for this line of business, particularly for more mature accident years. Historically, loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g., construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. The Company has reviewed the historical variation in reported loss development patterns. If the reported loss development patterns change by 10%, the estimated net reserve need would change by $200, in either direction. A 10% change in reported loss development patterns is within the Company’s historical variation, as measured by the variation around the average development factors as reported in statutory accident year reports.
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

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of December 31, 2014 of approximately$2.0 billion ($1.7 billion and $0.3 billion for asbestos and environmental, respectively) are within an estimated range, unadjusted for covariance, of $1.6 billion to $2.3 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results or cash flows. Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves.
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
Total Property and Casualty Insurance Product Reserves, Net of Reinsurance, Results
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2014 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

For the year ended December 31, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,733	2,498	—	6,231
Current accident year catastrophes [3]	109	232	—	341
Prior accident years strengthening (release)	13	(46)	261	228
Total provision for unpaid losses and loss adjustment expenses	3,855	2,684	261	6,800
Less: Payments	3,665	2,679	367	6,711
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,041	1,856	2,868	18,765
Reinsurance and other recoverables	2,464	18	559	3,041
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,505	$1,874	$3,427	$21,806
Earned premiums	$6,289	$3,806
Loss and loss expense paid ratio [1]	58.3	70.4
Loss and loss expense incurred ratio	61.3	70.5
Prior accident years development (pts) [2]	0.2	(1.2)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

For the year ended December 31, 2014
Category	Commercial Lines	Personal Lines	Total Property and Casualty Insurance
Wind and hail [1]	$45	$196	$241
Winter storms [1]	54	19	73
Other [2]	10	17	27
Total	$109	$232	$341
[1] These amounts represent an aggregation of multiple catastrophes.
[2] Includes tornadoes, earthquakes and flooding.

Prior accident years development recorded in 2014
Included within prior accident years development were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$23	$2	$—	$25
Homeowners	—	(7)	—	(7)
Professional liability	(17)	—	—	(17)
Package business	3	—	—	3
General liability	(25)	—	—	(25)
Bond	8	—	—	8
Commercial property	2	—	—	2
Net asbestos reserves	—	—	212	212
Net environmental reserves	—	—	30	30
Workers’ compensation	(7)	—	—	(7)
Change in workers’ compensation discount, including accretion	30	—	—	30
Catastrophes	(14)	(31)	—	(45)
Other reserve re-estimates, net	10	(10)	19	19
Total prior accident years development	$13	$(46)	$261	$228
During 2014, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability due to an increased frequency of severe claims spread across several accident years.

•	Homeowners reserves emerged favorably for accident year 2013, primarily related to favorable development on fire and water-related claims.

•	Released reserves in professional liability for accident years 2013, 2012 and 2010 due to lower frequency of reported claims.

•	Released reserves in general liability due to lower frequency in late emerging claims.

•	Bond reserves emerged favorably for accident years 2008 to 2013, offset by adverse emergence on reserves for accident years 2007 and prior.

•	Released reserves primarily for accident year 2013 catastrophes as fourth quarter 2013 catastrophes have developed favorably.

•	Released reserves in workers' compensation for recent accident years due to improved frequency and lower estimated claim handling costs.

•	Refer to the Property & Casualty Other Operations Claims section for discussion of the increase to net asbestos reserves, net environmental reserves and other reserve re-estimates, net.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

For the year ended December 31, 2013
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Reinsurance and other recoverables	2,365	16	646	3,027
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	3,897	2,412	—	6,309
Current accident year catastrophes [3]	105	207	—	312
Prior accident years strengthening (release)	83	(39)	148	192
Total provision for unpaid losses and loss adjustment expenses	4,085	2,580	148	6,813
Less: Payments	3,889	2,639	298	6,826
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Reinsurance and other recoverables	2,442	13	573	3,028
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Earned premiums	$6,203	$3,660
Loss and loss expense paid ratio [1]	62.7	72.1
Loss and loss expense incurred ratio	65.9	70.5
Prior accident years development (pts) [2]	1.3	(1.1)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

For the year ended December 31, 2013
Category	Commercial Lines	Personal Lines	Total Property and Casualty Insurance
Wind and hail [1]	$65	$103	$168
Tornadoes [1]	27	63	90
Other [2]	13	41	54
Total	$105	$207	$312
[1] Amounts represent an aggregation of multiple catastrophes.
[2] Includes wildfire, winter storms and flooding.

Prior accident years development recorded in 2013
Included within prior accident years development were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2013
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$141	$3	$—	$144
Homeowners	—	(6)	—	(6)
Professional liability	(29)	—	—	(29)
Package business	2	—	—	2
General liability	(75)	—	—	(75)
Bond	(8)	—	—	(8)
Commercial property	(7)	—	—	(7)
Net asbestos reserves	—	—	130	130
Net environmental reserves	—	—	12	12
Uncollectible reinsurance	(25)	—	—	(25)
Workers’ compensation	(2)	—	—	(2)
Workers’ compensation - NY 25a Fund for Reopened Cases	80	—	—	80
Change in workers’ compensation discount, including accretion	30	—	—	30
Catastrophes	(24)	(39)	—	(63)
Other reserve re-estimates, net	—	3	6	9
Total prior accident years development	$83	$(39)	$148	$192
During 2013, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability, primarily related to specialty lines claims, arising from a higher frequency of large loss bodily injury claims in accident years 2010 through 2012.

•	Released reserves in professional liability for accident years 2008 through 2012 due to lower than expected claim severity, primarily for large-sized accounts.

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

•	Refer to the Property & Casualty Other Operations Claims section for further discussion of the increase to net asbestos and net environmental reserves.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

For the year ended December 31, 2012
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$15,437	$2,061	$4,052	$21,550
Reinsurance and other recoverables	2,343	9	681	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,094	2,052	3,371	18,517
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	4,178	2,390	—	6,568
Current accident year catastrophes [3]	325	381	—	706
Prior accident years strengthening (release)	72	(141)	65	(4)
Total provision for unpaid losses and loss adjustment expenses	4,575	2,630	65	7,270
Less: Payments	4,014	2,772	312	7,098
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,655	1,910	3,124	18,689
Reinsurance and other recoverables	2,365	16	646	3,027
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,020	$1,926	$3,770	$21,716
Earned premiums	$6,259	$3,636
Loss and loss expense paid ratio [1]	64.1	76.2
Loss and loss expense incurred ratio	73.1	72.3
Prior accident years development (pts) [2]	1.2	(3.9)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

For the year ended December 31, 2012
Category	Commercial Lines	Personal Lines	Total Property and Casualty Insurance
Wind and hail [1]	$84	$172	$256
Tornadoes [1]	30	40	70
Storm Sandy	207	143	350
Other [1][2]	4	26	30
Total	$325	$381	$706
[1] Amounts represent an aggregation of multiple catastrophes.
[2] Primarily includes wildfire.

Prior accident years development recorded in 2012
Included within prior accident years development were the following loss and loss adjustment expense reserve strengthenings (releases):

For the year ended December 31, 2012
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$56	$(81)	$—	$(25)
Homeowners	—	(32)	—	(32)
Professional liability	40	—	—	40
Package business	(20)	—	—	(20)
General liability	(87)	—	—	(87)
Bond	(9)	—	—	(9)
Commercial property	(8)	—	—	(8)
Net asbestos reserves	—	—	48	48
Net environmental reserves	—	—	10	10
Workers’ compensation	78	—	—	78
Change in workers’ compensation discount, including accretion	52	—	—	52
Catastrophes	(37)	(29)	—	(66)
Other reserve re-estimates, net	7	1	7	15
Total prior accident years development	$72	$(141)	$65	$(4)
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

•	Strengthened reserves in workers' compensation primarily due to the emergence of lost time claims from 2011.

•	The change in workers’ compensation discount, including accretion, primarily reflects a decrease in the number of tabular claims, and to a lesser extent, the decrease in interest rates.

•	Reserve releases on certain prior year catastrophes, primarily related to 2001 World Trade Center worker's compensation claims.

•	Refer to the Property & Casualty Other Operations Claims section for further discussion of the increase to net asbestos and net environmental reserves.

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
The following table presents reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, for Property & Casualty Other Operations, categorized by asbestos, environmental and all other claims, for the years ended December 31, 2014, 2013 and 2012.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

	Asbestos		Environmental	All Other [1]	Total
2014
Beginning liability — net [2] [3]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	212		30	19	261
Less: Losses and loss adjustment expenses paid	216		59	92	367
Ending liability — net [2] [3]	$1,710	[4]	$241	$917	$2,868
2013
Beginning liability — net [2] [3]	$1,776		$290	$1,058	$3,124
Losses and loss adjustment expenses incurred	130		12	6	148
Less: Losses and loss adjustment expenses paid	192		32	74	298
Ending liability — net [2] [3]	$1,714		$270	$990	$2,974
2012
Beginning liability — net [2] [3]	$1,892		$320	$1,159	$3,371
Losses and loss adjustment expenses incurred	48		10	7	65
Less: Losses and loss adjustment expenses paid	164		40	108	312
Ending liability — net [2] [3]	$1,776		$290	$1,058	$3,124

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

[2]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $16 and $6 respectively, as of December 31, 2014, $18 and $5, respectively, as of December 31, 2013, and $15 and $7, respectively, as of December 31, 2012; excludes total net losses and loss adjustment expenses incurred for the years ended December 31, 2014, 2013 and 2012 of $16, $15 and $13, respectively, related to asbestos and environmental claims; and excludes total net losses and loss adjustment expenses paid for the years ended December 31, 2014, 2013 and 2012 of $17, $14 and $15, respectively, related to asbestos and environmental claims.

[3]
Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,193 and $267, respectively, as of December 31, 2014; $2,182 and $311, respectively, as of December 31, 2013; and $2,294 and $334, respectively, as of December 31, 2012.

[4]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, were $229 and $201, respectively, resulting in a one year net survival ratio of 7.6 and a three year net survival ratio of 8.6 . Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e., survive) if the future annual claim payments were consistent with the calculated historical average.

For paid and incurred losses and loss adjustment expenses reporting, the Company classifies its asbestos and environmental reserves into three categories: Direct, Assumed Reinsurance and London Market. Direct insurance includes primary and excess coverage. Assumed Reinsurance includes both “treaty” reinsurance (covering broad categories of claims or blocks of business) and “facultative” reinsurance (covering specific risks or individual policies of primary or excess insurance companies). London Market business includes the business written by one or more of the Company’s subsidiaries in the United Kingdom, which are no longer active in the insurance or reinsurance business. Such business includes both direct insurance and assumed reinsurance.Of the three categories of claims (Direct, Assumed Reinsurance and London Market), direct policies tend to have the greatest factual development from which to estimate the Company’s exposures.

Assumed reinsurance exposures are less predictable than direct insurance exposures because the Company does not generally receive notice of a reinsurance claim until the underlying direct insurance claim is mature. This causes a delay in the receipt of information at the reinsurer level and adds to the uncertainty of estimating related reserves.
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
The following table sets forth, for the years ended December 31, 2014, 2013 and 2012, paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development — Asbestos and Environmental

	Asbestos [1]		Environmental [1]
	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
2014
Gross
Direct	$201	$206	$55	$23
Assumed Reinsurance	72	70	12	—
London Market	17	28	6	7
Total	290	304	73	30
Ceded	(74)	(92)	(14)	—
Net	$216	$212	$59	$30
2013
Gross
Direct	$159	$72	$23	$6
Assumed Reinsurance	68	50	4	6
London Market	16	8	6	—
Total	243	130	33	12
Ceded	(51)	—	(1)	—
Net	$192	$130	$32	$12
2012
Gross
Direct	$153	$55	$31	$9
Assumed Reinsurance	51	14	7	—
London Market	17	5	5	3
Total	221	74	43	12
Ceded	(57)	(26)	(3)	(2)
Net	$164	$48	$40	$10

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the years ended December 31, 2014, 2013 and 2012 includes $19, $15 and $13, respectively, related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the years ended December 31, 2014, 2013 and 2012 includes $21, $14 and $15, respectively, related to asbestos and environmental claims.

In the fourth quarters of 2014, 2013 and 2012, the Company completed evaluations of certain of its non-asbestos and non-environmental reserves in Property & Casualty Other Operations, including its assumed reinsurance liabilities. In 2014, the Company's prior year development was impacted by unfavorable frequency of international workers' compensation claims. The Company's prior year development on these reserves was immaterial in 2013 and 2012.

During the second quarters of 2014, 2013 and 2012, the Company completed its annual ground-up asbestos reserve evaluations. As part of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to asbestos liability, as well as assumed reinsurance accounts and its London Market exposures for both direct insurance and assumed reinsurance. During 2014, the Company found estimates for certain direct accounts increased, principally due to a higher than previously estimated number of mesothelioma claim filings and an increase in costs associated with asbestos litigation. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven by a variety of account-specific factors, including those experienced by the direct policyholders. Based on this evaluation, the Company strengthened its net asbestos reserves by $212 in second quarter 2014. During 2013, the Company found estimates for individual cases changed based upon the particular circumstances in such accounts. These cases were case specific and not as a result of any underlying change in current environment. The Company experienced moderate increases in claim frequency and severity as well as expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experience by the direct policyholders. Based on this evaluation, the Company strengthened its net asbestos reserves by $130 in second quarter 2013. During 2012, the Company found estimates for individual cases changed based upon the particular circumstances of such accounts. These changes were case specific and not as a result of any underlying change in the current environment. The Company experienced moderate increases in claim severity, expense and costs associated with litigating asbestos coverage matters, particularly against certain smaller, more peripheral insureds. The Company also experienced unfavorable development on certain of its assumed reinsurance accounts driven largely by the same factors experienced by direct policy holders. Based on this evaluation, the Company strengthened its net asbestos reserves by $48 in second quarter 2012. The Company currently expects to continue to perform an evaluation of its asbestos liabilities annually.
During the second quarters of 2014, 2013 and 2012, the Company completed its annual ground-up environmental reserve evaluations. In each of these evaluations, the Company reviewed all of its open direct domestic insurance accounts exposed to environmental liability, as well as assumed reinsurance accounts and its London Market exposures for both direct and assumed reinsurance. The Company found estimates for certain individual account exposures increased based upon unfavorable litigation results and increased clean-up and expense costs. The net effect of these account-specific changes as well as quarterly actuarial evaluations of new account emergence and historical loss and expense paid experience resulted in increases of $30, $12 and $10 in net environmental reserves in 2014, 2013 and 2012, respectively. The Company currently expects to continue to perform a ground-up evaluation of its environmental liabilities annually and to regularly evaluate the Company's historical direct net loss and expense paid and reported experience by calendar and/or report year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid and reported activity.
The Company divides its gross asbestos and environmental exposures into Direct, Assumed Reinsurance and London Market. Direct asbestos exposures include Major Asbestos Defendants, Non-Major Accounts, and Unallocated Direct Accounts.

•
Major Asbestos Defendants represent the “Top 70” accounts in Tillinghast's published Tiers 1 and 2 and Wellington accounts. Major Asbestos Defendants have the fewest number of asbestos accounts and include reserves related to PPG Industries, Inc. (“PPG”). In January 2009, the Company, along with approximately three dozen other insurers, entered into a modified agreement in principle with PPG to resolve the Company's coverage obligations for all its PPG asbestos liabilities. The agreement is contingent on the fulfillment of certain conditions. Major Asbestos Defendants gross asbestos reserves accounted for approximately 25% of the Company's total Direct gross asbestos reserves as of June 30, 2014.

•
Non-Major Accounts are all other open direct asbestos accounts and largely represent smaller and more peripheral defendants. These exposures represented 1,115 accounts and contained approximately 49% of the Company's total Direct gross asbestos reserves as of June 30, 2014.

•
Unallocated Direct Accounts includes an estimate of the reserves necessary for asbestos claims related to direct insureds that have not previously tendered asbestos claims to the Company and exposures related to liability claims that may not be subject to an aggregate limit under the applicable policies.

The following table displays gross asbestos and environmental reserves by category as of December 31, 2014:
Summary of Gross A&E Reserves

	Asbestos [1]	Environmental [2]	Total A&E
Gross
Direct	$1,640	$196	$1,836
Assumed Reinsurance	289	22	311
London Market	264	49	313
Total	2,193	267	2,460
Ceded	(467)	(20)	(487)
Net	$1,726	$247	$1,973

[1]
The one year gross paid amount for total asbestos claims is $304, resulting in a one year gross survival ratio of 7.2. The three year average gross paid amount for total asbestos claims is $263, resulting in a three year gross survival ratio of 8.3.

[2]
The one year gross paid amount for total environmental claims is $83, resulting in a one year gross survival ratio of 3.2. The three year average gross paid amount for total environmental claims is $58, resulting in a three year gross survival ratio of 4.6.

The Company provides an allowance for uncollectible reinsurance, reflecting management’s best estimate of reinsurance cessions that may be uncollectible in the future due to reinsurers’ unwillingness or inability to pay. During the second quarters of 2014, 2013 and 2012, the Company completed its annual evaluations of the collectability of the reinsurance recoverables and the adequacy of the allowance for uncollectible reinsurance associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations. In conducting this evaluation, the Company used its most recent detailed evaluations of ceded liabilities reported in the segment. The Company analyzed the overall credit quality of the Company’s reinsurers, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers, and recent developments in commutation activity between reinsurers and cedants. The evaluation in the second quarters of 2014, 2013, and 2012 resulted in no adjustments to the allowance for uncollectible reinsurance. As of December 31, 2014, 2013, and 2012, the allowance for uncollectible reinsurance for Property & Casualty Other Operations totaled $225, $202, and $203. The Company currently expects to perform its regular comprehensive review of Property & Casualty Other Operations reinsurance recoverables annually. Due to the inherent uncertainties as to collection and the length of time before reinsurance recoverables become due, particularly for older, long-term casualty liabilities, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required.
Consistent with the Company’s long-standing reserving practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. The company will complete both its annual ground-up asbestos and environmental reserve studies during the second quarter of 2015.

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

	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty [1]
Annual range of prior accident year unfavorable (favorable) development for the ten years ended December 31, 2014	(3.1)% - 1.5%	(6.9)% - (0.2)%	1.9% - 9.3%	(1.2)% - 2.0%

[1]	Excluding the reserve strengthening for asbestos and environmental reserves, over the past ten years reserve re-estimates for total property and casualty insurance ranged from (2.5)% to 1.0%.
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
A table depicting the historical development of the liabilities for unpaid losses and loss adjustment expenses, net of reinsurance, follows:
Loss Development Table
Loss And Loss Adjustment Expense Liability Development — Net of Reinsurance
For the Years Ended December 31,

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Liabilities for unpaid losses and loss adjustment expenses, net of reinsurance	$16,191	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689	$18,676	$18,765
Cumulative paid losses and loss expenses
One year later	3,594	3,702	3,727	3,703	3,771	3,882	4,037	4,216	4,274	4,072
Two years later	6,035	6,122	5,980	5,980	6,273	6,401	6,664	6,897	7,019	—
Three years later	7,825	7,755	7,544	7,752	8,074	8,241	8,503	8,875	—	—
Four years later	9,045	8,889	8,833	9,048	9,411	9,538	9,928	—	—	—
Five years later	9,928	9,903	9,778	10,061	10,395	10,649	—	—	—	—
Six years later	10,798	10,674	10,564	10,845	11,303	—	—	—	—	—
Seven years later	11,448	11,334	11,216	11,612	—	—	—	—	—	—
Eight years later	12,023	11,895	11,883	—	—	—	—	—	—	—
Nine years later	12,526	12,493	—	—	—	—	—	—	—	—
Ten years later	13,088	—	—	—	—	—	—	—	—	—
Liabilities re-estimated
One year later	16,439	17,159	17,652	18,005	18,161	18,014	18,315	18,513	18,881	18,904
Two years later	16,838	17,347	17,475	17,858	18,004	18,136	18,275	18,686	19,207	—
Three years later	17,240	17,318	17,441	17,700	18,139	18,093	18,299	19,013	—	—
Four years later	17,344	17,497	17,439	17,866	18,120	18,056	18,629	—	—	—
Five years later	17,570	17,613	17,676	17,848	18,092	18,408	—	—	—	—
Six years later	17,777	17,895	17,673	17,857	18,437	—	—	—	—	—
Seven years later	18,064	17,899	17,749	18,215	—	—	—	—	—	—
Eight years later	18,062	18,045	18,097	—	—	—	—	—	—	—
Nine years later	18,214	18,390	—	—	—	—	—	—	—	—
Ten years later	18,565	—	—	—	—	—	—	—	—	—
Deficiency (redundancy), net of reinsurance	$2,374	$1,527	$493	$(16)	$90	$198	$681	$496	$518	$228

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
Loss And Loss Adjustment Expense Liability Development — Gross
For the Years Ended December 31,

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net reserve, as initially estimated	$16,863	$17,604	$18,231	$18,347	$18,210	$17,948	$18,517	$18,689	$18,676	$18,765
Reinsurance and other recoverables, as initially estimated	5,403	4,387	3,922	3,586	3,441	3,077	3,033	3,027	3,028	3,041
Gross reserve, as initially estimated	$22,266	$21,991	$22,153	$21,933	$21,651	$21,025	$21,550	$21,716	$21,704	$21,806
Net re-estimated reserve	$18,390	$18,097	$18,215	$18,437	$18,408	$18,629	$19,013	$19,207	$18,904
Re-estimated and other reinsurance recoverables	6,296	4,732	4,443	4,115	3,713	3,376	3,292	3,099	3,041
Gross re-estimated reserve	$24,686	$22,829	$22,658	$22,552	$22,121	$22,005	$22,305	$22,306	$21,945
Gross deficiency (redundancy)	$2,420	$838	$505	$619	$470	$980	$755	$590	$241
The following table is derived from the Loss Development table and summarizes the effect of reserve re-estimates, net of reinsurance, on calendar year operations for the ten-year period ended December 31, 2014. The total of each column details the amount of reserve re-estimates made in the indicated calendar year and shows the accident years to which the re-estimates are applicable. The amounts in the total accident year column on the far right represent the cumulative reserve re-estimates during the ten year period ended December 31, 2014 for the indicated accident year(s).
Effect of Net Reserve Re-estimates on Calendar Year Operations

	Calendar Year
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Total
By Accident Year
2004 & Prior	$248	$399	$402	$104	$226	$207	$287	$(2)	$151	$352	$2,374
2005	—	(103)	(214)	(133)	(47)	(91)	(5)	6	(6)	(6)	(599)
2006	—	—	(140)	(148)	(213)	(118)	(45)	(7)	(69)	2	(738)
2007	—	—	—	(49)	(113)	(156)	(71)	(15)	(67)	10	(461)
2008	—	—	—	—	(39)	1	(31)	(1)	(37)	(13)	(120)
2009	—	—	—	—	—	(39)	(13)	(24)	(8)	7	(77)
2010	—	—	—	—	—	—	245	3	61	(22)	287
2011	—	—	—	—	—	—	—	36	148	(4)	180
2012	—	—	—	—	—	—	—	—	19	—	19
2013	—	—	—	—	—	—	—	—	—	(98)	(98)
Total strengthening (release)	$248	$296	$48	$(226)	$(186)	$(196)	$367	$(4)	$192	$228	$767

Reserve changes for accident years 2004 & Prior
The largest impacts of net reserve re-estimates are shown in the “2004 & Prior” accident years. The reserve deterioration is driven, in part, by deterioration of reserves for asbestos, environmental, assumed casualty reinsurance, workers’ compensation, and general liability claims. Numerous actuarial assumptions on assumed casualty reinsurance turned out to be low, including loss cost trends, particularly on excess of loss business, and the impact of deteriorating terms and conditions.
The reserve re-estimates in calendar years 2005 through 2006 were largely attributable to reductions in the reinsurance recoverable asset associated with older, long-term casualty liabilities, and unexpected development on mature claims in both general liability and workers’ compensation. In addition, catastrophe reserves related to the 2004 hurricanes developed favorably in 2006.
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
The reserve re-estimates during calendar year 2008 were largely driven by increases in asbestos, environmental and general liability reserves. The reserve re-estimates in calendar years 2009, 2010, 2011, 2013 and 2014 were largely due to increases in asbestos and environmental reserves, resulting from the Company’s annual evaluations of these liabilities. These reserve evaluations reflect deterioration in the litigation environment surrounding asbestos and environmental liabilities during this period.
Reserve changes for accident years 2005 through 2009
During calendar year 2006, favorable re-estimates occurred in both loss and allocated loss adjustment expenses for the 2005 accident year. In addition, catastrophe reserves related to the 2005 hurricanes developed favorably in 2006. During calendar years 2006 through 2008 for the 2005 through 2007 accident years, the Company recognized favorable re-estimates of both loss and allocated loss adjustment expenses on workers’ compensation claims, driven, in part, by state regulatory reforms in California and Florida, underwriting actions, and expense reduction initiatives that had a greater impact in controlling costs than originally estimated. Even after considering the reclassification of IBNR reserves, accident years 2005 through 2007 show favorable development in calendar years 2006 through 2011. A portion of the release comes from short-tail lines of business, where results emerge quickly. In 2007, the Company released reserves for package business claims as reported losses emerged favorably to previous expectations. In 2007 through 2009, the Company released reserves for general liability claims due to the favorable emergence of losses for high hazard and umbrella general liability claims. Reserves for professional liability claims were released in 2008 and 2009 related to the 2005 through 2007 accident years due to a lower estimate of claim severity on both directors’ and officers’ insurance claims and errors and omissions insurance claims. Reserves of auto liability claims, within Personal Lines, were released in 2008 due largely to an improvement in emerged claim severity for the 2005 to 2007 accident years.
Accident year 2009 remains reasonably close to original estimates. Modest favorable reserve re-estimates during calendar periods 2009 through 2014 are primarily related to liability lines of business.
Reserve changes for accident years 2010 through 2011
Unfavorable reserve re-estimates in calendar year 2011 on accident year 2010 are largely driven by workers' compensation. Loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Unfavorable reserve re-estimates in calendar year 2013 on accident year 2010 and 2011 are primarily related workers’ compensation and commercial auto liability. Workers’ compensation loss cost trends were higher than initially expected as an increase in frequency outpaced a moderation of severity trends. Commercial auto liability was driven by higher frequency of large loss bodily injury claims.
Reserves were released in calendar year 2014 for accident year 2010 due to lower frequency of professional liability reported claims, favorable bond claim emergence, and lower frequency of late emerging liability claims.
Reserve changes for accident year 2012
Accident year 2012 remains reasonably close to the original estimate. Modest unfavorable reserve re-estimates during calendar year 2013 are primarily related to commercial auto liability driven by higher frequency of large loss bodily injury claims offset by reserve releases related to Storm Sandy.
Reserve changes for accident year 2013
Reserves were released in calendar year 2014 on accident year 2013 due to lower estimated claim handling costs for workers' compensation and lower frequency of reported claims for professional liability. Reserves were also released in calendar year 2014 for accident year 2013 due to favorable development of fourth quarter catastrophes and favorable emergence of losses for property lines of business.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits are used in the amortization of the deferred policy acquisition costs ("DAC") asset, sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of December 31,
	2014	2013
DAC [1]	$1,200	$1,552
SIA	$89	$149
URR	$—	$50
Death and Other Insurance Benefit Reserves, net of reinsurance [2]	$331	$565

[1]	For additional information on DAC, see Note 8 - Deferred Policy Acquisition Costs and Present Value of Future Profits of Notes to Consolidated Financial Statements.

[2]
For additional information on death and other insurance benefit reserves, see Note 10 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.

Unlocks
The benefit (charge) to income from continuing operations, net of tax by asset and liability as a result of the Unlocks is as follows:

	Talcott Resolution
	For the years ended December 31,
	2014	2013	2012
DAC	$(136)	$(199)	$(214)
SIA	(35)	(20)	(82)
URR	42	16	12
Death and Other Insurance Benefit Reserves	34	36	73
Total (before tax)	$(95)	$(167)	$(211)
Income tax effect	(33)	(58)	(73)
Total (after-tax)	$(62)	$(109)	$(138)
The Unlock charge for the year ended December 31, 2014 was primarily due to lower future estimated gross profits on the fixed annuity block driven by the continued low interest rate environment as well as higher variable annuity units costs due to higher than expected surrenders, partially offset by actual separate account returns being above our aggregated estimated returns during the period.
The Unlock charge for the year ended December 31, 2013 was primarily due to assumption changes in connection with the annual policyholder behavior assumption study, partially offset by actual separate account returns above our aggregated estimated returns during the period.
The Unlock charge for the year ended December 31, 2012 was driven primarily by policyholder assumption changes which reduced expected future gross profits including additional costs associated with the U.S. variable annuity macro hedge program, partially offset by actual separate account returns above our aggregated estimated return.
For most annuity contracts, the Company estimates gross profits over 20 years as EGPs emerging subsequent to that time frame are immaterial. Products sold in a particular year are aggregated into cohorts. Future gross profits for each cohort are projected over the estimated lives of the underlying contracts, based on future account value projections for variable annuity. The projection of future account values requires the use of certain assumptions including: separate account returns; separate account fund mix; fees assessed against the contract holder’s account balance; surrender and lapse rates; interest margin; mortality; and the extent and duration of hedging activities and hedging costs. Changes in these assumptions and, in addition, changes to other policyholder behavior assumptions such as resets, partial surrenders, reaction to price increases, and asset allocations causes EGPs to fluctuate which impacts earnings.

The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock, or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps. This Unlock for future separate account returns is determined each quarter. Under RTM, the expected long term weighted average rate of return is 8.3%.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as the death and other insurance benefit reserving model. Beginning in 2015, the annual comprehensive non-market related policyholder behavior assumption study will be completed in the fourth quarter of the year.
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
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 36% as of December 31, 2014. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
Evaluation of Other-Than-Temporary Impairments on Available-for-Sale Securities and Valuation Allowances on Mortgage Loans
The Company has a monitoring process that is overseen by a committee of investment and accounting professionals which identifies investments that are subject to an enhanced evaluation on a quarterly basis to determine if an other-than-temporary impairment (“impairment”) is present for AFS securities or a valuation allowance is required for mortgage loans. This evaluation is a quantitative and qualitative process, which is subject to risks and uncertainties. For further discussion of the accounting policies, see the Significant Investment Accounting Policies Section in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements. For a discussion of impairments recorded, see the Other-Than-Temporary Impairments within the Investment Portfolio Risks and Risk Management section of the MD&A.

Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models, because active and observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Oversight of the Company's valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls
For further discussion on the impact of fair value changes from living benefits see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements, and for a discussion on the sensitivities of certain living benefits due to capital market factors see Variable Product Guarantee Risks and Risk Management section of the MD&A.
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
Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections, assets under management for Mutual Funds, and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of legal entity capital held or economic capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments of Group Benefits, Personal Lines and Mutual Funds.
The carrying value of goodwill is $498 as of December 31, 2014 and is comprised of $138 for Group Benefits, $119 for Personal Lines, and $241 for Mutual Funds.
The annual goodwill assessment for the Group Benefits, Personal Lines and Mutual Funds reporting units was completed during the fourth quarter of 2014, which resulted in no write-downs of goodwill for the year ended December 31, 2014. The reporting units passed the first step of the annual impairment test with a significant margin with the exception of the Group Benefits reporting unit. Group Benefits passed the first step of its annual impairment test with less than a 10% margin. The fair value of the Group Benefits reporting unit is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the results of step one in future periods if assumptions change about the level of economic capital, future business growth, earnings projections or the weighted average cost of capital. Please see Note 9 - Goodwill for information regarding the 2013 and 2012 impairment tests.

Valuation of Investments and Derivative Instruments
Fixed Maturities, AFS; Equity Securities, AFS; Equity Securities, FVO, Fixed Maturities, FVO; Equity Securities, Trading; and Short-term Investments
The fair value of AFS securities, fixed maturities, FVO, equity securities, trading, and short-term investments in an active and orderly market (i.e., not distressed or forced liquidation) are determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, any remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of asset-backed-securities ("ABS") and residential mortgage-backed securities ("RMBS") are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based upon the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates. For further discussion, see the AFS Securities, Equity Securities, FVO Fixed Maturities, FVO, Equity Securities, Trading, and Short-Term Investments section in Note 5 of Notes to Consolidated Financial Statements.
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
Derivative Instruments, including embedded derivatives within investments
The fair value of derivative instruments is determined using pricing valuation models for over-the-counter ("OTC") derivatives that utilize market data inputs, quoted market prices for exchanged-traded derivatives and transactions cleared through central clearing houses ("OTC-cleared"), or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2014 and 2013, 96% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations. The derivatives are valued using mid-market level inputs that are predominantly observable in the market with the exception of the customized swap contracts that hedge GMWB liabilities. Inputs used to value derivatives include, but are not limited to, swap interest rates, foreign currency forward and spot rates, credit spreads and correlations, interest and equity volatility and equity index levels. For further discussion on derivative instrument valuation methodologies, see the Derivative Instruments, including embedded derivatives within the investments section in Note 5 of Notes to Consolidated Financial Statements. For further discussion on GMWB and other guaranteed living benefits valuation methodologies, see the Living Benefits Required to be Fair Valued section in Note 5 of Notes to Consolidated Financial Statements.
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

Valuation Allowance on Deferred Tax Assets
Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryovers. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the entity level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions. In evaluating the ability to recover deferred tax assets, we have considered all available evidence as of December 31, 2014, including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will not be able to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.
The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will be more likely than not realized. The deferred tax asset valuation allowance was $181, relating mostly to the U.S. capital loss carryover, as of December 31, 2014 and $4, relating mostly to U.S. net operating losses, as of December 31, 2013. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years, as well as other tax planning strategies. These tax planning strategies include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments that allow utilization of foreign tax credits, business considerations such as asset-liability matching, and making investments which have specific tax characteristics. Management views such tax planning strategies as prudent and feasible, and would implement them, if necessary, to realize the deferred tax asset.
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

KEY PERFORMANCE MEASURES AND RATIOS
The Company considers the measures and ratios discussed below to be key performance indicators for its businesses. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.
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
After-tax core earnings margin, excluding buyouts
After-tax core earnings margin, excluding buyouts, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, the Group Benefits segment’s operating performance. After-tax margin is the most directly comparable U.S. GAAP measure. The Company believes that after-tax core earnings margin, excluding buyouts, provides investors with a valuable measure of the performance of Group Benefits because it reveals trends in the business that may be obscured by the effect of buyouts. After-tax core earnings margin, excluding buyouts, should not be considered as a substitute for after-tax margin and does not reflect the overall profitability of Group Benefits. Therefore, the Company believes it is important for investors to evaluate both after-tax core earnings margin, excluding buyouts, and after-tax margin when reviewing performance. After-tax core earnings margin, excluding buyouts is calculated by dividing core earnings excluding buyouts by revenues excluding buyouts and realized gains (losses). A reconciliation of after-tax margin to after-tax core earnings margin, excluding buyouts for the years ended December 31, 2014, 2013 and 2012 is set forth in the After-tax margin section within MD&A - Group Benefits.
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
Combined ratio before catastrophes and prior accident year development
The combined ratio before catastrophes and prior accident year development, a non-GAAP financial measure, represents the combined ratio for the current accident year, excluding the impact of catastrophes. Combined ratio is the most directly comparable U.S. GAAP measure. A reconciliation of combined ratio to combined ratio before prior accident year reserve development for the years ended December 31, 2014, 2013 and 2012 is set forth in MD&A - Commercial Lines and Personal Lines.

Core Earnings
Core earnings, a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, discontinued operations, pension settlements, loss on extinguishment of debt, gains and losses on business disposition transactions, certain restructuring and other costs and the impact of Unlocks to DAC, SIA, URR and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.
A reconciliation of net income to core earnings is set forth below:

	For the years ended December 31,
	2014	2013	2012
Net income (loss)	$798	$176	$(38)
Less: Unlock charge, after-tax	(62)	(109)	(138)
Less: Restructuring and other costs, after-tax	(49)	(44)	(129)
Less: Loss from discontinued operations, after-tax	(551)	(1,049)	(258)
Less: Pension settlement, after-tax	(83)	—	—
Less: Loss on extinguishment of debt, after-tax	—	(138)	(587)
Less: Net reinsurance gain (loss) on dispositions, after-tax	15	(24)	(388)
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings [1]	(20)	121	340
Core earnings	$1,548	$1,419	$1,122

[1]
Excludes net realized gain on dispositions of $1.0 billion, after-tax, for the year ended December 31, 2013 relating to the sales of the Retirement Plans and Individual Life businesses which are included in net reinsurance loss on dispositions, after-tax.

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
Expense ratio
The expense ratio for the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting expenses to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses, including certain centralized services and bad debt expense. Deferred policy acquisition costs include commissions, taxes, licenses and fees and other underwriting expenses and are amortized over the policy term.
The expense ratio for Group Benefits is expressed as the ratio of insurance operating costs and other expenses and amortization of deferred policy acquisition costs, to premiums and other considerations, excluding buyout premiums.
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
Policies in force
Policies in force represent the number of policies with coverage in effect as of the end of the period. The number of policies in force is a growth measure used for Personal Lines and standard commercial lines within Commercial Lines and is affected by both new business growth and policy count retention.
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
Renewal earned price increase (decrease)
Written premiums are earned over the policy term, which is six months for certain personal lines auto business and twelve months for substantially all of the remainder of the Company’s property and casualty business. Because the Company earns premiums over the six to twelve month term of the policies, renewal earned price increases (decreases) lag renewal written price increases (decreases) by six to twelve months.
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
Return on Assets (“ROA”), core earnings
ROA, core earnings, is a non-GAAP financial measure that the Company uses to evaluate, and believes is an important measure of, certain of the segment’s operating performance. ROA is the most directly comparable U.S. GAAP measure. The Company believes that ROA, core earnings, provides investors with a valuable measure of the performance of certain of the Company’s on-going businesses because it reveals trends in our businesses that may be obscured by the effect of realized gains (losses). ROA, core earnings, should not be considered as a substitute for ROA and does not reflect the overall profitability of our businesses. Therefore, the Company believes it is important for investors to evaluate both ROA, core earnings, and ROA when reviewing the Company’s performance. ROA is calculated by dividing core earnings by a two-point average AUM. A reconciliation of ROA to ROA, core earnings for the years ended December 31, 2014, 2013 and 2012 is set forth in the ROA section within MD&A - Mutual Funds.
Underwriting gain (loss)
The Company's management evaluates profitability of the P&C businesses primarily on the basis of underwriting gain (loss). Underwriting gain (loss) is a before-tax measure that represents earned premiums less incurred losses, loss adjustment expenses and underwriting expenses. Underwriting gain (loss) is influenced significantly by earned premium growth and the adequacy of the Company's pricing. Underwriting profitability over time is also greatly influenced by the Company's pricing and underwriting discipline, which seeks to manage exposure to loss through favorable risk selection and diversification, its management of claims, its use of reinsurance and its ability to manage its expense ratio, which it accomplishes through economies of scale and its management of acquisition costs and other underwriting expenses. Net income (loss) is the most directly comparable GAAP measure. The Company believes that underwriting gain (loss) provides investors with a valuable measure of before-tax profitability derived from underwriting activities, which are managed separately from the Company's investing activities. A reconciliation of underwriting gain (loss) to net income (loss) for Commercial Lines, Personal Lines and Property & Casualty Other Operations is set forth in their respective discussions herein.

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

COMMERCIAL LINES
Results of Operations

Underwriting Summary	2014	2013	2012
Written premiums	$6,381	$6,208	$6,209
Change in unearned premium reserve	92	5	(50)
Earned premiums	6,289	6,203	6,259
Losses and loss adjustment expenses
Current accident year before catastrophes	3,733	3,897	4,178
Current accident year catastrophes	109	105	325
Prior accident years	13	83	72
Total losses and loss adjustment expenses	3,855	4,085	4,575
Amortization of deferred policy acquisition costs	919	905	927
Underwriting expenses	1,086	1,082	1,034
Dividends to policyholders	15	16	14
Underwriting gain (loss)	414	115	(291)
Net servicing income [2]	23	21	17
Net investment income	958	984	924
Net realized capital gains (losses)	(30)	72	67
Other expenses	(3)	(1)	(6)
Income from continuing operations before income taxes	1,362	1,191	711
Income tax expense	385	320	159
Income from continuing operations, net of tax	977	871	552
Income (loss) from discontinued operations, net of tax [1]	6	(1)	(5)
Net income	$983	$870	$547

[1]	Represents the residual income (loss) from operations and sale in 2011 of Specialty Risk Services (“SRS”).

[2]	Includes servicing revenues of $113, $112, and $102 for the years ended December 31, 2014, December 31, 2013, and December 31, 2012 respectively.

Premium Measures [1]	2014	2013	2012
New business premium	$1,088	$1,035	$968
Standard commercial lines policy count retention	84%	81%	83%
Standard commercial lines renewal written pricing increase	5%	7%	7%
Standard commercial lines renewal earned pricing increase	7%	8%	6%
Standard commercial lines policies in-force as of end of period (in thousands)	1,277	1,250	1,263

[1]	Standard commercial premium measures exclude Middle Market specialty programs and livestock lines of business.

Ratios	2014	2013	2012
Loss and loss adjustment expense ratio
Current accident year before catastrophes	59.4	62.8	66.8
Current accident year catastrophes	1.7	1.7	5.2
Prior year development	0.2	1.3	1.2
Total loss and loss adjustment expense ratio	61.3	65.9	73.1
Expense ratio	31.9	32.0	31.3
Policyholder dividend ratio	0.2	0.3	0.2
Combined ratio	93.4	98.1	104.6
Current accident year catastrophes and prior year development	1.9	3.0	6.4
Combined ratio before catastrophes and prior year development	91.5	95.1	98.3

2015 Outlook
The Company expects economic conditions to continue to improve slowly driving a modest increase in exposures, while pricing is anticipated to moderate. As such, the Company expects low-to-mid single-digit written premiums growth in 2015 driven by small commercial and middle market where the Company continues to develop comprehensive product solutions, deeper relationships with distribution partners, differentiating customer experiences and enhanced ease of doing business processes and technologies. In specialty lines, the Company expects modest written premium growth in professional liability. The Company expects the combined ratio before catastrophes and prior accident year development will be between approximately 89.5 and 91.5 for 2015, compared to 91.5 in 2014, due to stable to slightly improving margins as earned pricing increases are expected to be slightly ahead of long-term loss costs trends.
Year ended December 31, 2014 compared to the year ended December 31, 2013
Overview
Net income, as compared to the prior year period, increased in 2014 primarily due to an improvement in underwriting results, driven by lower current accident year losses and loss adjustment expenses before catastrophes and lower prior accident years development, partially offset by a shift to net realized capital losses in the current year from net realized capital gains in the prior year period. Underwriting expenses, compared to the prior year period, reflect a reduction of $49, before tax, in the Company's estimated liability for NY State Workers' Compensation Board assessments.
Revenues - Earned and Written Premiums
Earned premiums increased in 2014, reflecting the impact of higher written premiums primarily in small commercial and to a lesser extent in middle market, partially offset by written premium declines in specialty lines.
Written premium increased in all small commercial lines of business, driven by favorable renewal premium due to higher policy count retention and higher written pricing, as well as an increase in new business and higher audit premium on workers' compensation policies. Written premium increases in middle market were driven primarily by higher renewal written premium in property, general liability and auto, partially offset by the impact of underwriting actions that reduced written premium in the programs business. Written premium decreases in specialty lines were primarily the result of underwriting actions to improve profitability of the captives business, partially offset by growth in national accounts and bond.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses reflect favorable current accident year losses before catastrophes in all lines of business and lower unfavorable prior accident years development.

•
The reduction in the current accident year loss and loss adjustment expense ratio before catastrophes in 2014 was primarily driven by a lower loss and loss adjustment expense ratio in workers' compensation due to earned pricing increases and favorable frequency and severity trends. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 3.4 points to 59.4 in 2014 from 62.8 in 2013.

•
Current accident year catastrophe losses of $109, before tax, in 2014, compared to $105, before tax, in 2013. Losses in 2014 were primarily due to multiple winter storm and wind and hail events across various U.S. geographic regions. Losses in 2013 were primarily due to multiple wind and hail and tornado events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve strengthening of $13, before tax, in 2014, compared to $83, before tax, in 2013. Development in 2014 was primarily due to discount accretion on workers' compensation and strengthening related to commercial auto liability, partially offset by a release of professional and general liability reserves. Development in 2013 was primarily due to strengthening related to commercial auto liability and the closing of the New York Section 25A Fund for Reopened Cases, partially offset by a release of professional and general liability reserves. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Underwriting Ratios
The combined ratio, before catastrophes and prior year development, improved 3.6 points to 91.5 in 2014 from 95.1 in 2013. The improvement primarily reflects a decrease in the current accident year loss and loss adjustment expense ratio before catastrophes, as well as a decrease in the expense ratio (including a 0.8 point favorable impact on the expense ratio related to a reduction in NY State Workers' Compensation Board assessments).

Investment Results
Investment income decreased in 2014, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Overview
Net income, as compared to the prior year period, increased in 2013 primarily due to improvements in underwriting results, driven by lower current accident year losses and loss adjustment expenses before catastrophes and lower current accident year catastrophe losses.
Revenues - Earned and Written Premium
Earned premiums decreased in 2013, reflecting the impact of lower written premiums primarily in middle market and specialty lines, partially offset by written premium growth in small commercial.
Written premium increases in small commercial, primarily in workers’ compensation business, were driven by favorable audit premium as well as favorable renewal premium due to higher earned pricing, partially offset by lower policy count retention. Written premium decreases in middle market were driven primarily by lower renewal premium in workers' compensation business partially offset by new business premium growth in property, general liability and auto and favorable overall inforce policy retention. Written premium decreases in specialty lines were primarily the result of underwriting actions to reposition the captives business and exit unprofitable programs partially offset by new business growth in national accounts. The Company ceased writing all transportation programs effective January 1, 2014.
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

•
Current accident year catastrophe losses of $105, before tax, in 2013, compared to $325, before tax, in 2012. Losses in 2013 were primarily due to multiple thunderstorm, hail and tornado events across various U.S. geographic regions. Losses in 2012 were primarily driven by $207 related to Storm Sandy and multiple thunderstorm, hail and tornado events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

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

Underwriting Ratios
The combined ratio, before catastrophes and prior year development, improved 3.2 points to 95.1 in 2013 from 98.3 in 2012. The improvement primarily reflects a decrease in the current accident year before catastrophes loss and loss adjustment expense ratio.
Investment Results
Investment income increased in 2013, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.

PERSONAL LINES
Results of Operations

Operating Summary	2014	2013	2012
Written premiums	$3,861	$3,719	$3,630
Change in unearned premium reserve	55	59	(6)
Earned premiums	3,806	3,660	3,636
Losses and loss adjustment expenses
Current accident year before catastrophes	2,498	2,412	2,390
Current accident year catastrophes	232	207	381
Prior accident years	(46)	(39)	(141)
Total losses and loss adjustment expenses	2,684	2,580	2,630
Amortization of DAC	348	332	332
Underwriting expenses	604	634	635
Underwriting gain	170	114	39
Net servicing income [1]	3	34	23
Net investment income	129	145	159
Net realized capital gains (losses)	(5)	34	12
Other income (expenses)	2	2	(2)
Income before income taxes	299	329	231
Income tax expense	92	100	65
Net income	$207	$229	$166

[1]	Includes servicing revenues of $163 and $155 for years ended December 31, 2013 and 2012, respectively.

Written Premiums	2014	2013	2012
Product Line
Automobile	$2,659	$2,562	$2,514
Homeowners	1,202	1,157	1,116
Total	$3,861	$3,719	$3,630
Earned Premiums
Product Line
Automobile	$2,613	$2,522	$2,526
Homeowners	1,193	1,138	1,110
Total	$3,806	$3,660	$3,636

Premium Measures	2014	2013	2012
Policies in-force at year end (in thousands)
Automobile	2,049	2,019	2,015
Homeowners	1,309	1,319	1,319
Total policies in-force at year end	3,358	3,338	3,334
New business written premium
Automobile	$415	$374	$332
Homeowners	$130	$131	$117
Policy count retention
Automobile	85%	86%	85%
Homeowners	86%	87%	86%
Renewal written pricing increase
Automobile	5%	5%	3%
Homeowners	8%	7%	6%
Renewal earned pricing increase
Automobile	5%	5%	6%
Homeowners	8%	6%	7%

Underwriting Ratios	2014	2013	2012
Loss and loss adjustment expense ratio
Current accident year before catastrophes	65.6	65.9	65.7
Current accident year catastrophes	6.1	5.7	10.5
Prior year development	(1.2)	(1.1)	(3.9)
Total loss and loss adjustment expense ratio	70.5	70.5	72.3
Expense ratio	25.0	26.4	26.6
Combined ratio	95.5	96.9	98.9
Current accident year catastrophes and prior year development	4.9	4.6	6.6
Combined ratio before catastrophes and prior year development	90.6	92.3	92.3

Product Combined Ratios	2014	2013	2012
Automobile	98.4	99.0	99.1
Homeowners	90.0	90.7	98.2
2015 Outlook
The Company expects moderate written premium growth driven by AARP Direct and AARP Agency. The Company expects the combined ratio before catastrophes and prior accident year development will be between approximately 89.0 and 91.0 for 2015 compared to 90.6 in 2014. The current accident year loss and loss adjustment expense ratio before catastrophes is expected to improve modestly for 2015, driven by continued focus on rate adequacy. For auto, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to decline slightly in 2015, driven by earned pricing increases partially offset by moderate average claim severity. For homeowners, the current accident year loss and loss adjustment expense ratio before catastrophes is expected to decline in 2015, driven by earned pricing increases and lower claim frequency partially offset by increased average claim severity.

Year ended December 31, 2014 compared to the year ended December 31, 2013
Overview
Net income, as compared to the prior year period, decreased in 2014 primarily due to a change to net realized capital losses and a decrease in net servicing income, partially offset by improvements in underwriting results, driven by higher earned premiums and lower underwriting expenses.
Revenues - Earned and Written Premiums
Earned and written premiums increased in 2014 reflecting new business written premium growth in auto, primarily from AARP Direct and AARP Agency, improved earned pricing increases in both auto and homeowners, and continued high levels of premium retention.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses reflect an increase in current accident year loss and loss adjustment expenses before catastrophes and higher current accident year catastrophes, partially offset by higher favorable prior accident years development.

•
Current accident year losses and loss adjustment expenses before catastrophes increased in 2014 compared to 2013 driven by growth in earned premium, partially offset by a decline in the current accident year loss and loss adjustment expense ratio before catastrophes to 65.6 in 2014 from 65.9 in 2013.

•
Current accident year catastrophe losses of $232, before tax, in 2014 compared to $207, before tax, in 2013. Losses in 2014 were primarily due to multiple thunderstorm and winter storm events across various U.S. geographic regions. Losses in 2013 were primarily due to multiple thunderstorm, hail and tornado events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve releases of $46, before tax, in 2014 compared to $39, before tax, in 2013. Reserve releases in 2014 were primarily related to prior accident year catastrophes, as well as prior accident year homeowners and extra contractual liability reserves. Reserve releases in 2013 were primarily related to Storm Sandy. For additional information, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.

Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, improved to 90.6 in 2014 from 92.3 in 2013.
Investment Results
Investment income decreased in 2014, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Overview
Net income, as compared to the prior year period, increased in 2013 primarily due to improvements in underwriting results, driven by lower current year catastrophes partially offset by lower favorable prior year development.
Revenues - Earned and Written Premiums
Earned and written premiums increased in 2013, reflecting new business written premium growth in auto and home, primarily from the AARP Direct and AARP through agents distribution channels and improved policy count retention in auto and home due to initiatives implemented over the last two years.

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

Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, stayed consistent at 92.3 for 2012 and 2013.
Investment Results
Investment income increased in 2014, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS
Results of Operations

Underwriting Summary	2014	2013	2012
Written premiums	$2	$2	$8
Change in unearned premium reserve	1	1	10
Earned premiums	1	1	(2)
Losses and loss adjustment expenses
Prior accident years	261	148	65
Total losses and loss adjustment expenses	261	148	65
Underwriting expenses	37	29	34
Underwriting loss	(297)	(176)	(101)
Net servicing expense	—	(1)	—
Net investment income	129	141	149
Net realized capital gains	3	12	17
Other income	6	2	6
Income (loss) before income taxes	(159)	(22)	71
Income tax expense (benefit)	(51)	(20)	14
Net income (loss)	$(108)	$(2)	$57
Year ended December 31, 2014 compared to the year ended December 31, 2013
Net loss, as compared to the prior year period, increased in 2014 primarily due to an increase in net asbestos and environmental reserve strengthening. As part of its annual ground-up asbestos and environmental reserve evaluations in 2014, the Company strengthened its associated reserves by $212 and $27, before tax, respectively. In 2013, the Company strengthened its net asbestos and environmental reserves by $130 and $10, before tax, respectively.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Net income, as compared to the prior year period, decreased in 2013 primarily due to net asbestos and environmental reserve strengthening. As part of its annual ground-up asbestos and environmental reserve evaluations in 2013, the Company strengthened its associated reserves by $130 and $10, before tax, respectively. In 2012, the Company strengthened its net asbestos and environmental reserves by $48 and $3, before tax, respectively.
The effective tax rates in 2014, 2013 and 2012 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see the Income Taxes section within Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements.
For information on net asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property and Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.

GROUP BENEFITS
Results of Operations

Operating Summary	2014	2013	2012
Premiums and other considerations [1]	$3,095	$3,330	$3,810
Net investment income	374	390	405
Net realized capital gains	15	50	40
Total revenues	3,484	3,770	4,255
Benefits, losses and loss adjustment expenses	2,362	2,518	3,029
Amortization of deferred policy acquisition costs	32	33	33
Insurance operating costs and other expenses	836	964	1,033
Total benefits, losses and expenses	3,230	3,515	4,095
Income before income taxes	254	255	160
Income tax expense	63	63	31
Net income [1]	$191	$192	$129

Premiums and other considerations
Fully insured — ongoing premiums	$3,014	$3,272	$3,745
Buyout premiums	20	1	3
Other	61	57	62
Total premiums and other considerations	3,095	3,330	3,810
Fully insured ongoing sales, excluding buyouts	$326	$393	$405

Ratios, excluding buyouts
Group disability loss ratio	83.5%	84.0%	92.2%
Group life loss ratio	70.5%	69.5%	69.0%
Total loss ratio	76.2%	75.6%	79.5%
Expense ratio	28.2%	29.9%	28.0%
Selected ratios excluding Association - Financial Institutions
Group life loss ratio, excluding Association - Financial Institutions	72.8%	76.2%	77.1%
Total loss ratio, excluding Association - Financial Institutions	77.4%	79.3%	84.1%
Expense ratio, excluding Association - Financial Institutions	27.2%	26.8%	24.1%

After-tax margin
After-tax margin (excluding buyouts)	5.5%	5.1%	3.0%
Effect of net realized gains, net of tax on after-tax margin	0.3%	0.8%	0.6%
After-tax core earnings margin (excluding buyouts)	5.2%	4.3%	2.4%

[1]
Group Benefits has a block of Association - Financial Institution business that is subject to a profit sharing arrangement with third parties. The Association - Financial Institutions business represented $72, $277 and $321 of premiums and other considerations, and $1, $1 and $2 of net income in 2014, 2013 and 2012, respectively.

2015 Outlook
The Company expects premiums to increase for 2015 due primarily to higher expected sales than prior year and continued strong book persistency. The Company expects Group Benefits' disability results to improve as a result of continued pricing actions, and lower incidence partially offset by lower life results due to less favorable life mortality compared to 2014. The Company expects Group Benefits' after-tax core earnings margin (excluding buyouts) will be between approximately 5.0% and 5.5% for 2015 as compared to 5.2% in 2014.

Year ended December 31, 2014 compared to the year ended December 31, 2013
Net income slightly decreased in 2014, as compared to the prior year period, primarily due to lower premiums and other considerations, net investment income and net realized capital gains, offset by lower benefits, losses and loss adjustment expenses and insurance operating costs and other expenses.
Premiums and other considerations decreased in 2014, as compared to the prior year period, due primarily to management actions related to the Association - Financial Institutions block of business. Insurance operating costs and other expenses decreased in 2014, compared to the prior year period, due primarily to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully insured ongoing sales, excluding buyouts declined 17% in 2014, as compared to prior year period. Excluding Association - Financial Institutions block of business, fully insured ongoing sales, excluding buyouts decreased 12% in 2014 primarily due to lower large case sales.
The total loss ratio increased by 0.6 points in 2014, as compared to the prior year period. Excluding the Association - Financial Institutions block of business, the loss ratio improved 1.9 points in 2014 due to improvements in both the life and disability loss ratios. The life loss ratio improvement reflects favorable mortality experience, improved pricing, and the impact of changes in reserve assumptions. The disability loss ratio improvement reflects improved accident year incidence and pricing partially offset by higher new claim severity and less favorable development on prior accident year recoveries.
The expense ratio improved 1.7 points in 2014, compared to the prior year period, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business in relation to lower premium and other considerations.
The after-tax core earnings margin, excluding buyouts, improved 0.9 points in 2014, compared to the prior year period. The improvement was primarily due to the improved loss ratio excluding the Association - Financial Institutions block of business.
Investment income and net realized capital gains decreased in 2014, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.
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
The improvement in the loss ratio in 2013 was primarily attributable to the long-term disability product driven by favorable claim recoveries from claims incurred in 2013 and prior years, lower incidence trends and improved renewal pricing. Additionally, the 2012 loss ratio reflected unfavorable long-term disability severity. The increase in after-tax core earnings margin, excluding buyouts, was primarily due to an improved loss ratio.
The effective tax rate, in both periods, differs from the U.S. Federal statutory rate primarily due to permanent differences related to investments in tax exempt securities. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.

MUTUAL FUNDS
Results of Operations

Operating Summary	2014	2013	2012
Fee income and other revenue	$723	$668	$626
Net investment loss	—	—	(3)
Net realized capital losses	—	—	—
Total revenues	723	668	623
Amortization of DAC	28	39	35
Insurance operating costs and other expenses	559	511	479
Total benefits, losses and expenses	587	550	514
Income before income taxes	136	118	109
Income tax expense	49	42	38
Net income	$87	$76	$71

Average Total Mutual Funds segment AUM	$95,177	$92,191	$86,592
Return on Assets ("ROA")	9.1	8.2	8.2
Effect of restructuring, net of tax	(0.5)	(0.2)	(0.3)
Effect of net realized gains, net of tax and DAC	—	(0.1)	—
ROA, core earnings	9.6	8.5	8.5

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$70,918	$61,611	$57,925
Sales	15,249	15,172	11,841
Redemptions [1]	(16,636)	(19,696)	(16,258)
Net flows	(1,387)	(4,524)	(4,417)
Change in market value and other	3,504	13,831	8,103
Mutual Fund AUM - end of period	$73,035	$70,918	$61,611
Talcott AUM [2]	$20,584	$25,817	$26,036
Total Mutual Funds segment AUM	$93,619	$96,735	$87,647

Mutual Fund AUM by Asset Class
Equity	$45,221	$42,426	$35,843
Fixed Income	14,046	14,632	14,524
Multi-Strategy Investments [3]	13,768	13,860	11,244
Mutual Fund AUM	$73,035	$70,918	$61,611

[1]
The year ended December 31, 2014 includes a planned asset transfer of $0.7 billion to the HIMCO Variable Insurance Trust (“HVIT”) which supports legacy retirement mutual funds and runoff mutual funds (see footnote [3]). HVIT's invested assets are managed by Hartford Investment Management Company, a wholly-owned subsidiary of the Company.

[2]
Talcott AUM (formerly Annuity Mutual Fund Assets) consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products. The year ended December 31, 2014 includes a planned asset transfer of $2.0 billion to HVIT.

[3]	Includes balanced, allocation, target date and alternative investment products.
2015 Outlook
The primary objective of Mutual Funds is to grow total AUM and core earnings. Strong fund performance, market appreciation, developing and maintaining client relationships and positive net flows are all factors that can increase AUM. Assuming normal market conditions, Mutual Funds expects moderate 2015 earnings growth driven by improved earnings from Mutual Fund assets offset by the runoff of the Talcott assets supporting the Hartford's legacy variable insurance products. The relationship with Wellington Management, sole sub-advisor for Mutual Funds, provides clients with a diversified lineup of domestic and international equity, fixed income, alternative, and asset allocation funds. These products combined with our strong long-term fund performance and expanded key client relationships are critical to drive improved net flows and future earnings.

Year ended December 31, 2014 compared to the year ended December 31, 2013
Net income, as compared to the prior year period, increased in 2014 primarily due to higher fee revenue driven by higher Mutual Fund average AUM. AUM increased reflecting positive market performance of the Mutual Fund assets throughout the year coupled with year over year improvements in net flows offset by expected runoff of Talcott assets. Redemptions in 2014 included fund liquidations of $0.7 billion and a transfer of HVIT assets within the Hartford of $2.7 billion.
Year ended December 31, 2013 compared to the year ended December 31, 2012
Net income, as compared to the prior year period, increased in 2013 primarily due to higher fee revenue driven by higher Mutual Fund average AUM and partially offset by increased sales related expenses. AUM increased reflecting positive market performance of the Mutual Fund assets throughout the year offset by expected runoff of Talcott assets. Redemptions in 2013 included a portfolio rebalance at a key distributor and an institutional redemption, together totaling $2.5 billion.

TALCOTT RESOLUTION
Results of Operations

Operating Summary	2014	2013	2012
Earned premiums [1]	$206	$94	$(4)
Fee income and other [1]	1,201	1,369	2,712
Net investment income	1,542	1,577	2,462
Net realized capital gains	26	1,719	236
Total revenues	2,975	4,759	5,406
Benefits, losses and loss adjustment expenses	1,643	1,717	2,896
Amortization of DAC	402	485	663
Insurance operating costs and other expenses	567	645	1,277
Reinsurance (gain) loss on disposition in 2014 and 2013, respectively, goodwill impairment of $224 in 2012 and premium deficiency of $191 in 2012	(23)	1,505	415
Total benefits, losses and expenses	2,589	4,352	5,251
Income from continuing operations, before income taxes	386	407	155
Income tax expense (benefit)	16	(7)	(99)
Income from continuing operations	370	414	254
Loss from discontinued operations, net of tax [2]	(557)	(1,048)	(253)
Net income (loss) [5]	$(187)	$(634)	$1
Assets Under Management (end of period)
Variable annuity account value	$52,861	$81,942	$94,371
Fixed Market Value Adjusted annuity and other account value	8,748	13,203	14,755
Institutional annuity account value	15,636	16,857	17,744
Other account value [4]	107,697	108,133	102,429
Total account value [3]	$184,942	$219,127	$228,143
Variable Annuity Account Value [6]
Account value, beginning of period	$61,812	$64,824	$68,760
Net outflows	(11,726)	(14,598)	(11,388)
Change in market value and other	2,775	11,586	7,452
Account value, end of period	$52,861	$61,812	$64,824

[1]
Includes earned premiums, fee income and other related to the Retirement Plans business of $38 and $368 and the Individual Life business of $2 and $866, for the years ended December 31, 2013 and 2012, respectively.

[2]
Represents the loss from operations and sale of HLIKK in 2014, 2013 and 2012, and HLIL in 2013 and 2012. For additional information, see Note 19 Discontinued Operations of Notes to Consolidated Financial Statements.

[3]
Included in the balance is approximately $(1.0) billion and $(1.2) billion for the years ended December 31, 2013 and 2012, respectively, related to a Talcott Resolution intra-segment funding agreement which eliminates in consolidation.

[4]
Other account value includes $53.0 billion, $14.9 billion, and $39.8 billion as of December 31, 2014, and $54.7 billion, $14.7 billion, and $38.7 billion as of December 31, 2013, for the Retirement Plans, Individual Life, and Private Placement Life Insurance businesses; respectively. Account values associated with the Retirement Plans, and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance.

[5]
Includes net losses for the year ended December 31, 2012, related to the Retirement Plans and Individual Life businesses sold in 2013 of $39 and $172, respectively. For further discussion of the disposed businesses, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

[6] Excludes account value related to the Japan business sold on June 30, 2014.

2015 Outlook
The principal goal for Talcott Resolution is to reduce the size and risk associated with the Company's in-force variable annuities. As a result, the Company expects account values and consequently earnings to decline due to surrenders, policyholder initiatives or transactions with third parties, that will reduce the size of this legacy book of business. Risk-reducing transactions may also cause a reduction in statutory capital and shareholders’ equity.
As the Company's annuity book continues to run off, earnings will continue to decline.  A key driver to the decline in earnings will be the pace at which customers surrender their contracts.  In 2014, the Company continued to experience double digit variable annuities surrender rates driven by market appreciation, continued aging of the block and in-force management initiatives.  Contract counts decreased 13% for variable annuities in 2014.  Looking forward, the Company expects variable annuity surrender rates to decline in 2015, as 2014 included the effect of in-force management initiatives.  The decline in policy counts will likely result in unit cost increases and margin compression because expenses will not reduce at the same pace as the annuity block, further contributing to a decline in earnings over time.
Year ended December 31, 2014 compared to the year ended December 31, 2013
The net loss for the year ended December 31, 2014 decreased compared to the net loss for the year ended December 31, 2013 primarily due to the decrease in the loss from discontinued operations, net of tax, related to the sale of HLIKK. Also contributing to the decrease in net loss were lower amortization of DAC, and lower insurance operating costs and other expenses, including lower costs associated with the enhanced surrender value program, and higher income from limited partnerships and other alternative investments, partially offset by a decline in earned fee income attributable to the continued run off of the business, and a decline in net investment income excluding that from limited partnerships and other alternative investments.
Account values for Talcott Resolution decreased to approximately $185 billion at year ended December 31, 2014 from approximately $219 billion at year ended December 31, 2013 due primarily to the sale of HLIKK, and net outflows partially offset by market value appreciation in variable annuities. For the year ended December 31, 2014 variable annuity net outflows decreased by approximately $2.9 billion as compared to the prior year period due to lower outflows from in-force management initiatives.
For the year ended December 31, 2014 the annualized full surrender rate on variable annuities declined to 13.5% compared to 16.7% for the year ended December 31, 2013. This decline was primarily due to lower surrenders from in-force management initiatives.
Contract counts decreased 13% for variable annuities at year ended December 31, 2014 compared to year ended December 31, 2013 primarily due to market appreciation, in-force management initiatives and the continued aging of the block.
The effective tax rates in 2014 and 2013 differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.
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
The 2013 and 2012 effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For further discussion of income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.

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

CORPORATE
Results of Operations

Operating Summary	2014	2013	2012
Fee income [1]	$10	$12	$168
Net investment income	22	27	31
Net realized capital gains (losses)	7	(89)	125
Total revenues	39	(50)	324
Insurance operating costs and other expenses	114	78	365
Pension settlement	128	—	—
Loss on extinguishment of debt	—	213	910
Reinsurance loss on disposition in 2013, and goodwill impairment in 2012	—	69	118
Interest expense	376	397	457
Total benefits, losses and expenses	618	757	1,850
Loss from continuing operations before income taxes	(579)	(807)	(1,526)
Income tax benefit	(204)	(252)	(517)
Net loss	$(375)	$(555)	$(1,009)

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense in insurance operating costs and other expenses.

Year ended December 31, 2014 compared to the year ended December 31, 2013
Net loss, as compared to the prior year period, decreased in 2014 primarily due to decreases in the loss on extinguishment of debt, a change to net realized capital gains, decreases in the reinsurance loss on disposition, and a lower effective income tax rate benefit in 2013.
The pension settlement charge in 2014 is related to voluntary lump-sum settlements with vested participants in the Company's defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits. For additional information regarding the pension settlement, see Note 17 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
Insurance operating costs and other expenses increased in 2014 primarily due to benefits recognized in 2013 related to an insurance company recovery and the favorable resolution in 2013 of items under the Company's spin-off agreement with its former parent company. Interest expense declined in 2014 due to a decrease in outstanding debt from debt maturities and the paydown of $800 of senior notes in 2013.
In 2014, $200 of the Company's senior notes matured. For additional information regarding debt, see Note 12 - Debt of Notes to Consolidated Financial Statements.
For a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.
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

In 2013, the Company repurchased approximately $800 of senior notes at a premium to the face amount of the then outstanding debt. In 2012, the Company repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz. Loss on extinguishment of debt consists of the premium associated with repurchasing the debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance and other costs related to the repurchase transactions. For additional information regarding debt, see Note 12 - Debt of Notes to Consolidated Financial Statements.
For a reconciliation of the tax provision at the U.S. Federal statutory rate to the provision (benefit) for income taxes, see Note 13 - Income Taxes of Notes to Consolidated Financial Statements.

ENTERPRISE RISK MANAGEMENT
The Company has an enterprise risk management function (“ERM”) that is charged with providing analysis of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances. The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company’s CEO, President, Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, General Counsel and others as deemed necessary by the committee chair. The ERCC is responsible for managing the Company’s risks and overseeing the enterprise risk management program.
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
At the same time, the Company has policies and procedures to manage concentrations or correlations of insurance risk, including ERM policies governing the risks related to natural and man-made property catastrophes such as hurricanes, earthquakes, tornado/hailstorms, winter storms, pandemics, terrorism, and casualty catastrophes. The Company establishes risk limits to control potential loss and actively monitors the risk exposures as a percent of statutory surplus or total available capital resources. The Company also uses reinsurance to transfer insurance risk to well-established and financially secure reinsurers. For additional information, see MD&A - Enterprise Risk Management, Reinsurance as a Risk Management Strategy.
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

•
Disability: Risk of loss incurred from personal or commercial automobile related losses, accidents arising outside of the workplace, injuries or accidents incurred during the course of employment, or from equipment, with each loss resulting in short term or long term disability payments.

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

Natural Catastrophe Risk
Natural catastrophe risk is defined as the exposure arising from natural phenomena (e.g., weather, earthquakes, wildfires, etc.) that create a concentration or aggregation of loss across the Company's insurance or asset portfolios. The Company uses both internal and third-party models to estimate the potential loss resulting from various catastrophe events and the potential financial impact those events would have on the Company's financial position and results of operations across the property-casualty, life, and asset management businesses. For natural catastrophe perils, the Company generally limits its estimated pre-tax loss as a result of natural catastrophes for property & casualty exposures from a single 250-year event to less than 30% of statutory surplus of the property and casualty insurance subsidiaries prior to reinsurance and to less than 15% of statutory surplus of the property and casualty insurance subsidiaries after reinsurance. The Company's modeled loss estimates are derived by averaging 21 modeled loss events representing a 250-year return period loss. For the peril of earthquake, the 21 events averaged to determine the modeled loss estimate include events occurring in California as well as the Northeastern, Southeastern, Northwestern, Midwestern and New Madrid regions of the United States with associated magnitudes ranging from 6.0 to 8.2 on the Moment Magnitude scale. For the peril of hurricane, the 21 events averaged to determine the modeled loss estimate include category 2, 3, 4 and 5 events in Florida, as well as other Gulf, Mid Atlantic and Northeastern region landfalls.
While Enterprise Risk Management has a process to track and manage these limits, from time to time, the estimated loss to natural catastrophes from a single 250-year event prior to reinsurance may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company's estimated pre-tax loss to a single 250-year natural catastrophe event prior to reinsurance is less than 30% of the statutory surplus of the property and casualty insurance subsidiaries and the Company's estimated pre-tax loss net of reinsurance is less than 15% of statutory surplus of the property and casualty operations. The estimated 250 year pre-tax probable maximum losses from hurricane events are estimated to be $1.5 billion and $570, before and after reinsurance, respectively. The estimated 250 year pre-tax probable maximum loss from earthquake events is estimated to be $736 before reinsurance and $471 net of reinsurance. The loss estimates represent total property losses for hurricane events and property and workers compensation losses for earthquake events resulting from a single event. The estimates provided are based on 250-year return period loss estimates that have a 0.4% likelihood of being exceeded in any single year.
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
Terrorism Risk
The Company defines terrorism risk as the risk of losses from terrorist attacks, including losses caused by single-site and multi-site conventional attacks, as well as the potential for attacks using nuclear, biological, chemical or radiological weapons (“NBCR”). The Company monitors aggregations of terrorism risk exposure around key landmarks primarily in major metropolitan areas that span the Company's insurance portfolio. ERM limits for terrorism apply to aggregations of risk across property-casualty, group benefits and specific asset portfolios and are defined based on a deterministic, single-site conventional terrorism attack scenario. The Company manages its potential estimated loss from a conventional terrorism loss scenario to less than $1.3 billion. In addition, the Company monitors exposures monthly and employs both internally developed and vendor-licensed loss modeling tools as part of its risk management discipline. While our modeled exposures to conventional terrorist attacks around landmark locations may fluctuate above and below $1.3 billion, currently, all such terrorism exposures are within ERM limits. For a discussion on risks related to terrorist attacks, see the risk factor, "The occurrence of one or more terrorist attacks in the geographic areas we serve or the threat of terrorism in general may have a material adverse effect on our business, financial condition, results of operations and liquidity."

Pandemic Risk
Pandemic risk is the exposure to loss arising from widespread influenza or other pathogens or bacterial infections that create an aggregation of loss across the Company's insurance or asset portfolios. Consistent with industry practice, the Company assesses exposure to pandemics by analyzing the potential impact from a variety of pandemic scenarios based on conditions consistent with historical outbreaks of flu-like viruses such as the “Severe” 1918 Spanish Flu, the Asian flu of 1957, the Hong Kong flu of 1968, and the 2009 outbreak of the swine flu. For pandemic risk, the Company generally limits its estimated pre-tax loss from a single 250 year event to less than 10% of total available capital resources. In evaluating these scenarios, the Company assesses the impact on group life policies, short-term and long term disability, annuities, COLI, property & casualty claims, and losses in the investment portfolio associated with market declines in the event of a widespread pandemic. While ERM has a process to track and manage these limits, from time to time, the estimated loss for pandemics may fluctuate above or below these limits due to changes in modeled loss estimates, exposures, or statutory surplus. Currently, the Company's estimated pre-tax loss for pandemic is less than 10% of enterprise statutory surplus.
Reinsurance as a Risk Management Strategy
The Hartford utilizes reinsurance to transfer risk to affiliated and unaffiliated insurers. Reinsurance is used to manage aggregation of risk as well as to transfer certain risk to reinsurance companies based on specific geographic or risk concentrations. All reinsurance processes are aligned under a single enterprise reinsurance risk management policy. Reinsurance purchasing is a centralized function across Commercial Lines, Personal Lines and Talcott Resolution to support a consistent strategy and to ensure that the reinsurance activities are fully integrated into the organization's risk management processes.
A variety of traditional reinsurance products are used as part of the Company's risk management strategy, including excess of loss occurrence-based products that protect property and workers compensation exposures, and individual risk or quota share arrangements, that protect specific classes or lines of business. The Company has no significant finite risk contracts in place and the statutory surplus benefit from all such prior year contracts is immaterial. Facultative reinsurance is used by the Company to manage policy-specific risk exposures based on established underwriting guidelines. The Hartford also participates in governmentally administered reinsurance facilities such as the Florida Hurricane Catastrophe Fund (“FHCF”), the Terrorism Risk Insurance Program established under The Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”) and other reinsurance programs relating to particular risks or specific lines of business.
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers’ compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of January 1, 2015:

Coverage	Effective for the period	% of layer(s) reinsurance	Per occurrence limit		Retention
Principal property catastrophe program covering property catastrophe losses from a single event [1]	1/1/2015 to 1/1/2016	90%	$850		$350
Reinsurance with the FHCF covering Florida Personal Lines property catastrophe losses from a single event	6/1/2014 to 6/1/2015	90%	$109	[2]	$41
Workers compensation losses arising from a single catastrophe event [3]	7/1/2014 to 7/1/2015	80%	$350		$100

[1]	Certain aspects of our catastrophe treaty have terms that extend beyond the traditional one year term.

[2]
The per occurrence limit on the FHCF treaty is $109 for the 6/1/2014 to 6/1/2015 treaty year based on the Company's election to purchase the required coverage from FHCF. Coverage is based on the best available information from FHCF, which was updated in January 2015.

[3]	In addition to the limit shown above, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, 80% placement of a $30 per event limit in excess of a $20 retention.
In addition to the property catastrophe reinsurance coverage described in the above table, the Company has other catastrophe and working layer treaties and facultative reinsurance agreements that cover property catastrophe losses on an aggregate excess of loss and on a per risk basis. The principal property catastrophe reinsurance program and certain other reinsurance programs include a provision to reinstate limits in the event that a catastrophe loss exhausts limits on one or more layers under the treaties. In addition, covering the period from January 1, 2014 to December 31, 2016, the Company has an aggregate loss treaty in place which provides one limit of $200 over the three-year period of aggregate qualifying property catastrophe losses in excess of a net retention of $860.

In addition to the reinsurance protection provided by The Hartford's traditional property catastrophe reinsurance program described above, until February 18, 2015, the Hartford had a fully collateralized reinsurance coverage from Foundation Re III for losses sustained from qualifying hurricane loss events. Under the terms of the treaty, the Company had coverage for losses from hurricanes using a customized industry index contract designed to replicate The Hartford's own catastrophe losses, with a provision that the actual losses incurred by the Company for covered events, net of reinsurance recoveries, cannot be less than zero.
The following table summarizes the terms of the reinsurance treaty with Foundation Re III that was in place as of December 31, 2014:

Covered perils	Treaty term	Covered losses	Bond amount issued by Foundation Re III
Hurricane loss events affecting the Gulf and Eastern Coast of the United States	2/18/2011 to 2/18/2015	At the time of the purchase, 67.5% of $200 in losses in excess of an index loss trigger equating to approximately $1.4 billion in losses to The Hartford	$135
There have been no events that are expected to trigger a recovery under the Foundation Re III reinsurance program and, accordingly, the Company has not recorded any recoveries from the associated reinsurance treaty. The Company did not replace the Foundation Re III treaty when it expired in February 2015.
Reinsurance for Terrorism
For the risk of terrorism, private sector catastrophe reinsurance capacity is generally limited and largely unavailable for terrorism losses caused by nuclear, biological, chemical or radiological weapons attacks. As such, the Company's principal reinsurance protection against large-scale terrorist attacks is the coverage currently provided through the TRIPRA 2015. On January 12, 2015, the President signed TRIPRA 2015, extending TRIPRA 2007, through the end of 2020. TRIPRA 2015 provides a backstop for insurance-related losses resulting from any “act of terrorism”, which is certified by the Secretary of Homeland Security and Attorney General and requires consultation by the Secretary of Treasury, for losses that that exceed a threshold of industry losses of $100 in 2015, and continue to increase to $200 by 2020. Under the program, in any one calendar year, the federal government would pay losses of 85% in 2015, which then continue to decrease 1% annually, starting on January 1st, 2016, down to 80% by the year 2020, from a certified act of terrorism after an insurer's losses exceed 20% of the Company's eligible direct commercial earned premiums of the prior calendar year up to a combined annual aggregate limit for the federal government and all insurers of $100 billion. The Company's estimated deductible under the program is $1.19 billion for 2015. If an act of terrorism or acts of terrorism result in covered losses exceeding the $100 billion annual industry aggregate limit, a future Congress would be responsible for determining how additional losses in excess of $100 billion will be paid.
Among other items, TRIPRA required that the President's Working Group on Financial Markets (“PWG”) continue to perform an analysis regarding the long-term availability and affordability of insurance for terrorism risk. Among the findings detailed in the PWG's initial report, released October 2, 2006, were that the high level of uncertainty associated with predicting the frequency of terrorist attacks, coupled with the unwillingness of some insurance policyholders to purchase insurance coverage, makes predicting long-term development of the terrorism risk market difficult, and that there is likely little potential for future market development for NBCR coverage. The January 2011 PWG report notes some improvements in capacity and modeling, but also noted that take-up rates for terrorism coverage remained relatively flat over the past three years and that insurers remain uncertain about the ability of models to predict the frequency and severity of terrorist attacks. The April 2014 PWG report notes that the availability and affordability of insurance for terrorism risk has not changed appreciably since 2010. Take up rates have increased since the first year of TRIA and are stable at 60% in the aggregate. The private market does not have capacity to provide reinsurance for terrorism risk to the extent provided by TRIPRA. With respect to NBCR coverage, a December 2008 study by the U.S. Government Accountability Office (“GAO”) found that property and casualty insurers still generally seek to exclude NBCR coverage from their commercial policies when permitted. However, while nuclear, pollution and contamination exclusions are contained in many property and liability insurance policies, the GAO report concluded that such exclusions may be subject to challenges in court because they were not specifically drafted to address terrorist attacks. Furthermore, workers compensation policies generally have no exclusion or limitations. The GAO found that commercial property and casualty policyholders, including companies that own high-value properties in large cities, generally reported that they could not obtain NBCR coverage. Commercial property and casualty insurers generally remain unwilling to offer NBCR coverage because of uncertainties about the risk and the potential for catastrophic losses.

Reinsurance Recoverables
Reinsurance Security
To manage reinsurer credit risk, a reinsurance security review committee evaluates the credit standing, financial performance, management and operational quality of each potential reinsurer. Through this process, the Company maintains a centralized list of reinsurers approved for participation in reinsurance transactions. Only reinsurers approved through this process are eligible to participate in new reinsurance transactions. The Company's approval designations reflect the differing credit exposure associated with various classes of business. Participation eligibility is categorized based upon the nature of the risk reinsured, including the expected liability payout duration. In addition to defining participation eligibility, the Company regularly monitors credit risk exposure to each reinsurance counterparty and has established limits tiered by counterparty credit rating. For further discussion on how the Company manages and mitigates third party credit risk, see MD&A - Enterprise Risk Management, Credit Risk.
Property and Casualty Insurance Product Reinsurance Recoverables
Property and casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
The components of the gross and net reinsurance recoverables are summarized as follows:

	As of December 31,
Reinsurance Recoverables	2014	2013
Paid loss and loss adjustment expenses	$133	$138
Unpaid loss and loss adjustment expenses	2,868	2,841
Gross reinsurance recoverables	3,001	2,979
Less: Allowance for uncollectible reinsurance	(271)	(244)
Net reinsurance recoverables	$2,730	$2,735
Distribution of Gross Reinsurance Recoverables
As shown in the following table, a portion of the total gross reinsurance recoverables relates to the Company’s mandatory participation in various involuntary assigned risk pools and the value of annuity contracts held under structured settlement agreements. Reinsurance recoverables due from mandatory pools are backed by the financial strength of the property and casualty insurance industry. Annuities purchased from third-party life insurers under structured settlements are recognized as reinsurance recoverables in cases where the Company has not obtained a release from the claimant. Of the remaining gross reinsurance recoverables, the portion of recoverables due from companies rated by A.M. Best is as follows:

	As of December 31,
Distribution of gross reinsurance recoverables	2014		2013
Gross reinsurance recoverables	$3,001		$2,979
Less: mandatory (assigned risk) pools and structured settlements	(567)		(569)
Gross reinsurance recoverables excluding mandatory pools and structured settlements	$2,434		$2,410
		% of Total		% of Total
Rated A- (Excellent) or better by A.M. Best [1]	$1,561	64.1%	$1,558	64.6%
Other rated by A.M. Best	4	0.2%	4	0.2%
Total rated companies	1,565	64.3%	1,562	64.8%
Voluntary pools	92	3.8%	96	4.0%
Captives	488	20.0%	499	20.7%
Other not rated companies	289	11.9%	253	10.5%
Total	$2,434	100.0%	$2,410	100.0%

[1]	Based on A.M. Best ratings as of December 31, 2014 and 2013, respectively.
Where its contracts permit, the Company secures future claim obligations with various forms of collateral, including irrevocable letters of credit, secured trusts, funds held accounts and group wide offsets. As part of its reinsurance recoverable review, the Company analyzes recent developments in commutation activity between reinsurers and cedants, recent trends in arbitration and litigation outcomes in disputes between cedants and reinsurers and the overall credit quality of the Company’s reinsurers. As indicated in the above table, 64.1% of the gross reinsurance recoverables due from reinsurers rated by A.M. Best were rated A- (excellent) or better as of December 31, 2014. Due to the inherent uncertainties as to collection and the length of time before such amounts will be due, it is possible that future adjustments to the Company’s reinsurance recoverables, net of the allowance, could be required, which could have a material adverse effect on the Company’s consolidated results of operations or cash flows in a particular quarterly or annual period.

Annually, the Company completes evaluations of the reinsurance recoverable asset associated with older, long-term casualty liabilities reported in the Property & Casualty Other Operations reporting segment, and the allowance for uncollectible reinsurance reported in the Commercial Lines reporting segment. For a discussion regarding the results of these evaluations, see MD&A - Critical Accounting Estimates, Property and Casualty Insurance Product Reserves, Net of Reinsurance.
Life Insurance Product Reinsurance Recoverables
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The components of the gross and net reinsurance recoverables are as follows:

	As of December 31,
Reinsurance Recoverables	2014	2013
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,190	20,595
Gross reinsurance recoverables	$20,190	$20,595
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,190	$20,595

[1]	No allowance for uncollectible reinsurance is required as of December 31, 2014 and 2013.
As of December 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.4 billion, respectively. As of December 31, 2013 the Company has reinsurance recoverables from MassMutual and Prudential of $9.5 billion and $9.9 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2014, the fair value of assets held in trust securing the reinsurance recoverables from MassMutual and Prudential is $9.0 billion for each of these parties. As of December 31, 2014, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.
Guaranty Funds and Other Insurance-related Assessments
As part of its risk management strategy, the Company regularly monitors the financial wherewithal of other insurers and, in particular, activity by insurance regulators and various state guaranty associations relating to troubled insurers. In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurer. A particular state's fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state. The amount and timing of assessments related to past insolvencies is unpredictable.
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

ORM works closely with the Operational Risk Committee (“ORC”), an enterprise wide governance group comprised of senior leaders from functional areas such as ORM, Operations and Technology, Claims, Legal, Compliance, Finance and Internal Audit. The ORC meets regularly and provides a forum for ensuring the effective identification, assessment, control, ownership, management and reporting of operational risks across the enterprise. Individual committees, such as the Enterprise Privacy and Security Committee, Enterprise Health, Environment and Safety Committee, and the Model Oversight Committees focus on specific operational risk issues.
ORM has various tools and processes for identifying, monitoring, measuring, prioritizing, and reporting operational risks. ORM facilitates the business risk assessment process which is used to identify the top risks in the business and functional areas, evaluate controls to mitigate those risks, and monitor control improvements. ORM also facilitates loss event collection and analysis, scenario analysis, and aggregated reporting of risks. ORM uses a centralized Governance, Risk, and Compliance (GRC) system to help manage operational risk primarily within the Company's finance, legal, compliance, data security, and information technology functions.
Financial Risk Management
The Company identifies the following categories of financial risk:

•	Liquidity Risk

•	Interest Rate Risk

•	Equity Risk

•	Foreign Currency Exchange Risk

•	Credit Risk
Financial risks include direct and indirect risks to the Company's financial objectives coming from events that impact market conditions or prices. Financial risk also includes exposure to events that may cause correlated movement in multiple risk factors. The primary sources of financial risks are the Company's general account assets and the liabilities and the guarantees which the company has written over various liability products, particularly its portfolio of variable annuities. The Company assesses its financial risk on a U.S. GAAP, statutory and economic basis. The Hartford has developed a disciplined approach to financial risk management that is well integrated into the Company's underwriting, pricing, hedging, claims, asset and liability management, new product, and capital management processes. Consistent with its risk appetite, the Company establishes financial risk limits to control potential loss. Exposures are actively monitored, and mitigated where appropriate. The Company uses various risk management strategies, including reinsurance and derivative-based hedging to transfer risk to well-established and financially secure counterparties.
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
An increase in interest rates from current levels is generally a favorable development for the Company. Interest rate increases are expected to provide additional net investment income, reduce the cost of the variable annuity hedging program, limit the potential risk of margin erosion due to minimum guaranteed crediting rates in certain Talcott Resolution products. Conversely, if long-term interest rates rise dramatically within a six to twelve month time period, certain Talcott Resolution businesses may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders will surrender their contracts in a rising interest rate environment requiring the Company to liquidate assets in an unrealized loss position. In conjunction with the interest rate risk measurement and management techniques, certain of Talcott Resolution's fixed income product offerings have market value adjustment provisions at contract surrender. An increase in interest rates may also impact the Company’s tax planning strategies and in particular its ability to utilize tax benefits of previously recognized realized capital losses.
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
The Company manages its exposure to interest rate risk by constructing investment portfolios that maintain asset allocation limits and asset/liability duration matching targets which may include the use of derivatives. The Company analyzes interest rate risk using various models including parametric models and cash flow simulation under various market scenarios of the liabilities and their supporting investment portfolios, which may include derivative instruments. Key metrics that the Company uses to quantify its exposure to interest rate risk inherent in its invested assets and interest rate sensitive liabilities include duration, convexity and key rate duration. Duration is the price sensitivity of a financial instrument or series of cash flows to a parallel change in the underlying yield curve used to value the financial instrument or series of cash flows. For example, a duration of 5 means the price of the security will change by approximately 5% for a 100 basis point change in interest rates. Convexity is used to approximate how the duration of a security changes as interest rates change in a parallel manner. Key rate duration analysis measures the price sensitivity of a security or series of cash flows to each point along the yield curve and enables the Company to estimate the price change of a security assuming non-parallel interest rate movements.
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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated AA with maturities primarily between zero and thirty years. For further discussion of discounting pension and other postretirement benefit obligations, refer to Note 17 - Employee Benefit Plans of Notes to Consolidated Financial Statements. In addition, management evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Talcott Resolution section of the MD&A.
The investments and liabilities primarily associated with interest rate risk are included in the following discussion. Certain product liabilities, including those containing GMWB or GMDB, expose the Company to interest rate risk but also have significant equity risk. These liabilities are discussed as part of the Variable Product Guarantee Risks and Risk Management section below.

Fixed Maturity Investments
The Company’s investment portfolios primarily consist of investment grade fixed maturity securities. The fair value of fixed maturity investments was $59.9 billion and $63.2 billion at December 31, 2014 and 2013, respectively. The fair value of these and other invested assets fluctuates depending on the interest rate environment and other general economic conditions. The weighted average duration of the portfolio, including fixed maturities, commercial mortgage loans, certain derivatives, and cash equivalents, was approximately 5.3 years as of both December 31, 2014 and 2013. As of December 31, 2013, the weighted average duration of the portfolio, excluding the Japan variable and fixed annuity business, was approximately 5.2 years.
Liabilities
The Company’s issued investment contracts and certain insurance product liabilities, other than non-guaranteed separate accounts, include asset accumulation vehicles such as fixed annuities, guaranteed investment contracts, other investment and universal life-type contracts and certain insurance products such as long-term disability.
Asset accumulation vehicles primarily require a fixed rate payment, often for a specified period of time, such as fixed rate annuities with a market value adjustment feature. The term to maturity of these contracts generally range from less than one year to ten years. In addition, certain products such as corporate owned life insurance contracts and the general account portion of Talcott Resolutions’ variable annuity products, credit interest to policyholders subject to market conditions and minimum interest rate guarantees. The term to maturity of the asset portfolio supporting these products may range from short to intermediate.
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
Derivatives
The Company utilizes a variety of derivative instruments to mitigate interest rate risk associated with its investment portfolio or hedge liabilities. Interest rate swaps are primarily used to convert interest receipts or payments to a fixed or variable rate. The use of such swaps enable the Company to customize contract terms and conditions to desired objectives and manage the duration profile within established tolerances. Interest rate swaps are also used to hedge the variability in the cash flow of a forecasted purchase or sale of fixed rate securities due to changes in interest rates. Interest rate caps, floors, swaps, swaptions, and futures may be used to manage portfolio duration.
As of December 31, 2014 and 2013 notional amounts pertaining to derivatives utilized to manage interest rate risk, including offsetting positions, totaled $19.3 billion and $15.3 billion, respectively ($19.2 billion and $15.1 billion, respectively, related to investments and $0.1 billion and $0.2 billion, respectively, related to Talcott Resolution liabilities). The fair value of these derivatives was $(468) and $(603) as of December 31, 2014 and 2013, respectively. These amounts do not include derivatives associated with the Variable Annuity Hedging Program.

Interest Rate Sensitivity
Invested Assets Supporting Fixed Liabilities
Included in the following table is the before-tax change in the net economic value of investment contracts (e.g., fixed annuity contracts) issued by the Company’s Talcott Resolution segment, as well as certain insurance product liabilities (e.g., disability contracts) issued by the Company’s Group Benefits segment, for which the payment rates are fixed at contract issuance and the investment experience is substantially absorbed by the Company’s operations, along with the corresponding invested assets. Also included in this analysis are the interest rate sensitive derivatives used by the Company to hedge its exposure to interest rate risk in the investment portfolios supporting these contracts. This analysis does not include the assets and corresponding liabilities of certain insurance products such as auto, property, term life insurance, and certain life contingent annuities. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments generally lack sensitivity to interest rate changes. Separate account assets and liabilities are excluded from the analysis because gains and losses in separate accounts accrue to policyholders. The calculation of the estimated hypothetical change in net economic value below assumes a 100 basis point upward and downward parallel shift in the yield curve.

Interest rate sensitivity of fixed liabilities and invested assets supporting them	Change in Net Economic Value as of December 31,
	2014		2013 [1]
Basis point shift	-100	+100	-100	+100
Increase (decrease) in economic value, before tax	$(452)	$304	$(234)	$128

[1]	The table above excludes all assets and liabilities associated with the Company's former Japan variable and fixed annuity business.
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $27.2 billion and $28.6 billion, as of December 31, 2014 and 2013, respectively. The hypothetical change in net economic value increased as compared to December 31, 2013, primarily as a result of the impact of higher asset fair values driven by lower interest rates. The assets supporting the fixed liabilities are monitored and managed within set duration guidelines, and are evaluated on a daily basis, as well as annually using scenario simulation techniques in compliance with regulatory requirements.
Invested Assets Not Supporting Fixed Liabilities
The following table provides an analysis showing the estimated before-tax change in the fair value of the Company’s investments and related derivatives, excluding assets supporting fixed liabilities which are included in the table above, assuming 100 basis point upward and downward parallel shifts in the yield curve as of December 31, 2014 and 2013. Certain financial instruments, such as limited partnerships and other alternative investments, have been omitted from the analysis due to the fact that the investments are accounted for under the equity method and generally lack sensitivity to interest rate changes.

Interest rate sensitivity of invested assets not supporting fixed liabilities	Change in Fair Value as of December 31,
	2014		2013 [1]
Basis point shift	-100	+100	-100	+100
Increase (decrease) in fair value, before tax	$2,182	$(2,083)	$2,100	$(2,005)

[1]	The table above excludes all assets associated with the Company's former Japan variable and fixed annuity business.
The carrying value of fixed maturities, commercial mortgage loans and short-term investments related to the businesses included in the table above was $43.1 billion and $40.7 billion, as of December 31, 2014 and 2013, respectively. The selection of the 100 basis point parallel shift in the yield curve was made only as an illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis. The Company’s sensitivity analysis calculation assumes that the composition of invested assets and liabilities remain materially consistent throughout the year and that the current relationship between short-term and long-term interest rates will remain constant over time. As a result, these calculations may not fully capture the impact of portfolio re-allocations, significant product sales or non-parallel changes in interest rates.
Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans. Equity Risk on the Company’s Variable Annuity products is mitigated through various hedging programs. (See the Variable Annuity Hedge Program Section)

The Company's exposure to equity risk includes the potential for lower earnings associated with certain businesses such as mutual funds and variable annuities where fee income is earned based upon the value of the assets under management. For further discussion of equity risk, see the Variable Product Guarantee Risks and Risk Management section below. In addition, Talcott Resolution includes certain guaranteed benefits, primarily associated with variable annuity products, which increase the Company's potential benefit exposure in the periods that equity markets decline.
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
Variable Product Guarantee Risks and Risk Management
The Company’s variable products are significantly influenced by the U.S. and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products currently include U.S. variable annuity contracts and mutual funds.
Generally, declines in equity markets will:

•	reduce the value of assets under management and the amount of fee income generated from those assets;

•	increase the liability for GMWB benefits resulting in realized capital losses;

•	increase the value of derivative assets used to hedge product guarantees resulting in realized capital gains;

•	increase the costs of the hedging instruments we use in our hedging program;

•	increase the Company’s net amount at risk ("NAR") for GMDB and GMWB benefits;

•	increase the amount of required assets to be held backing variable annuity guarantees to maintain required regulatory reserve levels and targeted risk based capital ratios; and

•
decrease the Company’s estimated future gross profits, resulting in a DAC unlock charge. See Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity Contracts within the Critical Accounting Estimates section of the MD&A for further information.

Generally, increases in equity markets will reduce the value of the hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed above. For additional information, see Risk Hedging - Variable Annuity Hedging Program section.
Variable Annuity Guaranteed Benefits
The Company’s variable annuities include GMDB and certain contracts include GMWB features. Declines in the equity markets will increase the Company’s liability for these benefits. Generally, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining benefit becomes greater than the account value.
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $52.9 billion and $81.9 billion (including HLIKK) as of December 31, 2014 and December 31, 2013, respectively.

The following tables summarize the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of December 31, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money[2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB	$52.9	$3.8	$0.8	23%	14%
GMWB	24.8	0.2	0.1	6%	11%

Total Variable Annuity Guarantees
As of December 31, 2013
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
U.S. Variable Annuity [1]
GMDB	$61.8	$4.3	$1.0	16%	26%
GMWB	30.3	0.2	0.1	5%	12%
Japan Variable Annuity [1] [4]
GMDB	20.1	0.8	0.6	31%	8%
GMIB [5]	18.5	0.1	0.1	20%	3%

[1]
Policies with a guaranteed living benefit also have a guaranteed death benefit. The net amount at risk (“NAR”) for each benefit is shown; however these benefits are not additive. When a policy terminates due to death, any NAR related to GMWB is released. Similarly, when a policy goes into benefit status on a GMWB, its GMDB NAR is reduced to zero.

[2]	Excludes contracts that are fully reinsured.

[3]	For all contracts that are “in the money”, this represents the percentage by which the average contract was in the money.

[4]
On June 30, 2014, the Company completed the sale of the Japan variable annuity business of HLIKK. For further information of the sale of Japan variable annuity business, HLIKK in 2014, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.

[5]	Includes small amount of GMWB and GMAB.

Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offer both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the tables above is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company's GMDB liability, see Note 10 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Consolidated Financial Statements.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. If the account value is reduced to a specified level, the contract holder will receive an annuity equal to the guaranteed remaining balance ("GRB"). For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

Variable Annuity Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective.

Variable Annuity Guarantees [1]	U.S. GAAP Treatment [1]	Primary Market Risk Exposures [1]
GMDB and life-contingent component of the GMWB	Accumulation of the portion of fees required to cover expected claims, less accumulation of actual claims paid	Equity Market Levels
GMWB (excluding life-contingent portions)	Fair Value	Equity Market Levels / Implied Volatility / Interest Rates

[1]	Each of these guarantees and the related U.S. GAAP accounting volatility will also be influenced by actual and estimated policyholder behavior.
Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our variable annuity contracts through the use of reinsurance and capital market derivative instruments. The variable annuity hedging also considers the potential impacts on Statutory accounting results.
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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments such as options and futures on equities and interest rates to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities, on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging programs. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities and the related hedge assets within the GMWB (excluding the life-contingent GMWB benefits) and Macro hedge programs are carried at fair value, with the exception of liabilities within the Macro hedge program.

The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, implied market volatilities, and foreign currency exchange rates. The sensitivities below represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC, and taxes. As noted above, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the GAAP sensitivity analysis. All sensitivities are measured as of year end and are related to the fair value of liabilities and hedge instruments in place as of year end for the Company’s variable annuity hedge programs. The impacts presented in the table below are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of December 31, 2014
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	(20)%	(10)%	10%	(20)%	(10)%	10%
Potential Net Fair Value Impact	$(19)	$(10)	$8	$61	$22	$(16)
Interest Rates	-50bps	-25bps	25bps	-50bps	-25bps	25bps
Potential Net Fair Value Impact	$(2)	$—	$(1)	$14	$7	$(7)
Implied Volatilities	10%	2%	(10)%	10%	2%	(10)%
Potential Net Fair Value Impact	$20	$4	$(13)	$74	$15	$(76)

[1]	These sensitivities are based on the following key market levels as of December 31, 2014: 1) S&P of 2059; 2) 10yr US swap rate of 2.34%; and 3) S&P 10yr volatility of 26.58%
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
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated fixed payout annuity that is reinsured from HLIKK, a former, indirect wholly-owned subsidiary that was sold on June 30, 2014. For further discussion of the sale, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. In addition, the Company’s Talcott Resolution operations formerly issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
Fixed Maturity Investments
The risk associated with the non-U.S. dollar denominated fixed maturities relates to potential decreases in value and income resulting from unfavorable changes in foreign exchange rates. The fair value of the non-U.S. dollar denominated fixed maturities at December 31, 2014 and 2013 were approximately $0.5 billion and $2.6 billion, respectively. Included in these amounts are $0.4 billion and $2.4 billion at December 31, 2014 and 2013, respectively, related to non-U.S. dollar denominated fixed maturity securities that directly support liabilities denominated in the same currencies. At December 31, 2014 and 2013, the derivatives used to hedge currency exchange risk related to the remaining non-U.S. dollar denominated fixed maturities had a total notional amount of $137 and $194, respectively, and total fair value of $2 and $(13), respectively.
Based on the fair values of the Company’s non-U.S. dollar denominated securities and derivative instruments as of December 31, 2014 and 2013, management estimates that a 10% unfavorable change in exchange rates would decrease the fair values by a before-tax total of approximately $38 and $165, respectively. The estimated impact was based upon a 10% change in December 31 spot rates. The selection of the 10% unfavorable change was made only for illustration of the potential hypothetical impact of such an event and should not be construed as a prediction of future market events. Actual results could differ materially from those illustrated above due to the nature of the estimates and assumptions used in the above analysis.

Liabilities
The Company has foreign currency exchange risk associated with the yen denominated Japan fixed payout annuities reinsured from HLIKK. The Company has entered into pay U.S. dollar, receive yen swap contracts to hedge the currency exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Talcott Resolution previously issued non-U.S. dollar denominated funding agreement liability contracts. The Company hedged the foreign currency risk associated with these liability contracts with currency rate swaps. At December 31, 2014 and 2013, the derivatives used to hedge foreign currency exchange risk related to foreign denominated liability contracts had a total notional amount of $94 and a total fair value of $(20) and $(1), respectively.
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

•
Our statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities in our fixed market value adjusted ("MVA") annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates in the U.S. In many capital market scenarios, current crediting rates in the U.S. are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as we experienced in 2008 and 2009, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in the current crediting rates in the U.S. the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

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
The Company has reinsured approximately 26% of its risk associated with GMWB and 79% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as external reinsurance solutions, modifications to our hedging program, changes in product design, increasing pricing and expense management.

Credit Risk
Credit risk is defined as the risk to earnings or capital due to uncertainty of an obligor’s or counterparty’s ability or willingness to meet its obligations in accordance with contractually agreed upon terms. The majority of the Company’s credit risk is concentrated in its investment holdings but is also present in reinsurance and insurance portfolios. Credit risk is comprised of three major factors: the risk of change in credit quality, or credit migration risk; the risk of default; and the risk of a change in value of a financial instrument due to changes in credit spread that are unrelated to changes in obligor credit quality. A decline in creditworthiness is typically associated with an increase in an investment’s credit spread, potentially resulting in an increase in other-than-temporary impairments and an increased probability of a realized loss upon sale.
The objective of the Company’s enterprise credit risk management strategy is to identify, quantify, and manage credit risk on an aggregate portfolio basis and to limit potential losses in accordance with an established credit risk management policy. The Company manages to its credit risk appetite by primarily holding a diversified mix of investment grade issuers and counterparties across its investment, reinsurance, and insurance portfolios. Potential losses are also limited within portfolios by diversifying across geographic regions, asset types, and sectors.
The Company manages credit risk exposure from its inception to its maturity or sale. Both the investment and reinsurance areas have formulated procedures for counterparty approvals and authorizations. Although approval processes may vary by area and type of credit risk, approval processes establish minimum levels of creditworthiness and financial stability. Credits considered for investment are subjected to prudent and conservative underwriting reviews. Within the investment portfolio, private securities, such as commercial mortgages, and private placements, must be presented to their respective review committees for approval.
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
Credit risk policies at the enterprise and operation level ensure comprehensive and consistent approaches to quantifying, evaluating, and managing credit risk under expected and stressed conditions. These policies define the scope of the risk, authorities, accountabilities, terms, and limits, and are regularly reviewed and approved by senior management and ERM. Aggregate counterparty credit quality and exposure is monitored on a daily basis utilizing an enterprise-wide credit exposure information system that contains data on issuers, ratings, exposures, and credit limits. Exposures are tracked on a current and potential basis. Credit exposures are reported regularly to the ERCC and to the Finance, Investment and Risk Management Committee. Exposures are aggregated by ultimate parent across investments, reinsurance receivables, insurance products with credit risk, and derivative counterparties. The credit database and reporting system are available to all key credit practitioners in the enterprise.
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through asset sales or the use of derivative instruments. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. In addition, transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and be an independent valuation source. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see MD&A - Enterprise Risk Management, Portfolio Risks and Risk Management and Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements. For further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy.

As of December 31, 2014, the Company had no exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities. As of December 31, 2013, the Company's only exposure to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities, were the Government of Japan. The Government of Japan securities represented $2.6 billion, or 14% of stockholders' equity, and 3% of total invested assets. For further discussion of concentration of credit risk in the investment portfolio, see the Concentration of Credit Risk section in Note 6 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements.
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
Derivative activities are monitored and evaluated by the Company’s compliance and risk management teams and reviewed by senior management. In addition, the Company monitors counterparty credit exposure on a monthly basis to ensure compliance with Company policies and statutory limitations. The notional amounts of derivative contracts represent the basis upon which pay or receive amounts are calculated and are not reflective of credit risk. Downgrades to the credit ratings of The Hartford’s insurance operating companies may have adverse implications for its use of derivatives including those used to hedge benefit guarantees of variable annuities. In some cases, downgrades may give derivative counterparties for OTC derivatives and clearing brokers for OTC-cleared derivatives the right to cancel and settle outstanding derivative trades or require additional collateral to be posted. In addition, downgrades may result in counterparties and clearing brokers becoming unwilling to engage in or clear additional derivatives or may require collateralization before entering into any new trades. This will restrict the supply of derivative instruments commonly used to hedge variable annuity guarantees, particularly long-dated equity derivatives and interest rate swaps.
The Company uses various derivative counterparties in executing its derivative transactions. The use of counterparties creates credit risk that the counterparty may not perform in accordance with the terms of the derivative transaction. The Company has derivative counterparty exposure policies which limit the Company’s exposure to credit risk. The Company’s policies with respect to derivative counterparty exposure establishes market-based credit limits, favors long-term financial stability and creditworthiness of the counterparty and typically requires credit enhancement/credit risk reducing agreements. The Company minimizes the credit risk of derivative instruments by entering into transactions with high quality counterparties primarily rated A or better, which are monitored and evaluated by the Company’s risk management team and reviewed by senior management. The Company also generally requires that OTC derivative contracts be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement, which is structured by legal entity and by counterparty and permits right of offset.
The Company has developed credit exposure thresholds which are based upon counterparty ratings. Credit exposures are measured using the market value of the derivatives, resulting in amounts owed to the Company by its counterparties or potential payment obligations from the Company to its counterparties. The Company enters into credit support annexes in conjunction with the ISDA agreements, which require daily collateral settlement based upon agreed upon thresholds. For purposes of daily derivative collateral maintenance, credit exposures are generally quantified based on the prior business day’s market value and collateral is pledged to and held by, or on behalf of, the Company to the extent the current value of the derivatives exceed the contractual thresholds. In accordance with industry standard and the contractual agreements, collateral is typically settled on the next business day. The Company has exposure to credit risk for amounts below the exposure thresholds which are uncollateralized, as well as for market fluctuations that may occur between contractual settlement periods of collateral movements.
For the company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of December 31, 2014 the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 15 of Notes to Consolidated Financial Statements.
For the year ended December 31, 2014, the Company has incurred no losses on derivative instruments due to counterparty default.

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
As of December 31, 2014 and 2013, the notional amount related to credit derivatives that purchase credit protection was $0.6 billion and $1.3 billion, respectively, while the fair value was $(6) and $(10), respectively. As of December 31, 2014 and 2013, the notional amount related to credit derivatives that assume credit risk was $1.5 billion and $1.9 billion, respectively, while the fair value was $3 and $33, respectively. For further information on credit derivatives, see Note 6 of Notes to Consolidated Financial Statements.
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The average credit ratings referenced below and throughout this section are based on availability, and are the midpoint of the applicable ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	December 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,135	$7,596	12.8%	$8,231	$8,208	13.2%
AAA	6,963	7,251	12.2%	6,215	6,376	10.2%
AA	9,258	10,056	16.9%	12,054	12,273	19.7%
A	15,250	16,717	28.2%	14,777	15,498	24.9%
BBB	13,464	14,397	24.2%	15,555	16,087	25.7%
BB & below	3,292	3,367	5.7%	3,809	3,915	6.3%
Total fixed maturities, AFS	$55,362	$59,384	100%	$60,641	$62,357	100%
The value of securities in the AA category declined as compared to December 31, 2013, primarily due to the sale of Japan Government bonds concurrent with the disposition of the Japan variable and fixed annuity business. The value of securities in the A category increased as a percentage of total as a result of the reduction in the AA rated securities discussed above. In addition, the value of securities in the BBB and BB & below categories has declined, as a result of sales of certain emerging market securities, primarily within the foreign government and corporate sectors. Fixed maturities, FVO, are not included in the above table. For further discussion on fair value option securities, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	December 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,052	$14	$(28)	$2,038	3.4%	$1,982	$11	$(48)	$1,945	3.1%
Small business	166	14	(8)	172	0.3%	194	3	(16)	181	0.3%
Other	252	11	(1)	262	0.4%	228	11	—	239	0.4%
Collateralized debt obligations ("CDOs")
Collateralized loan obligations (“CLOs”)	2,279	4	(17)	2,266	3.8%	1,781	3	(34)	1,750	2.8%
Commercial real estate ("CREs")	114	88	(9)	193	0.3%	176	88	(16)	248	0.4%
Other [1]	383	6	(10)	382	0.6%	383	17	(9)	389	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,136	45	(1)	1,180	2.0%	1,068	20	(12)	1,076	1.7%
Bonds	2,594	126	(4)	2,716	4.6%	2,836	168	(31)	2,973	4.8%
Interest only (“IOs”)	505	25	(11)	519	0.9%	384	28	(15)	397	0.6%
Corporate
Basic industry	1,673	105	(22)	1,756	3.0%	2,085	106	(38)	2,153	3.5%
Capital goods	1,880	192	(4)	2,068	3.5%	2,077	161	(14)	2,224	3.6%
Consumer cyclical	1,647	128	(8)	1,767	3.0%	1,801	119	(17)	1,903	3.1%
Consumer non-cyclical	3,473	335	(5)	3,803	6.4%	3,600	288	(21)	3,867	6.2%
Energy [3]	3,092	252	(49)	3,295	5.5%	3,407	242	(21)	3,628	5.8%
Financial services	4,942	405	(94)	5,253	8.8%	5,044	287	(145)	5,186	8.3%
Tech./comm.	3,150	370	(12)	3,508	5.9%	3,223	223	(28)	3,418	5.5%
Transportation	891	82	(4)	969	1.6%	972	65	(13)	1,024	1.6%
Utilities [3]	4,278	496	(13)	4,761	8.0%	4,582	318	(47)	4,853	7.8%
Other	162	17	—	179	0.3%	222	14	(2)	234	0.4%
Foreign govt./govt. agencies	1,592	73	(29)	1,636	2.8%	4,228	52	(176)	4,104	6.6%
Municipal
Taxable	1,135	135	(2)	1,268	2.1%	1,299	32	(67)	1,264	2.0%
Tax-exempt	10,600	1,006	(3)	11,603	19.5%	10,633	393	(117)	10,909	17.5%
RMBS
Agency	2,448	98	(2)	2,544	4.3%	3,366	59	(38)	3,387	5.4%
Non-agency	81	3	—	84	0.1%	86	—	—	86	0.1%
Alt-A	55	1	—	56	0.1%	—	—	—	—	—%
Sub-prime	1,231	20	(17)	1,234	2.1%	1,187	31	(44)	1,174	1.9%
U.S. Treasuries	3,551	326	(5)	3,872	6.5%	3,797	7	(59)	3,745	6.0%
Fixed maturities, AFS	55,362	4,377	(358)	59,384	100%	60,641	2,746	(1,028)	62,357	100%
Equity securities
Financial services	149	13	—	162	23.2%	233	11	(29)	215	24.8%
Other	527	37	(27)	537	76.8%	617	56	(20)	653	75.2%
Equity securities, AFS	676	50	(27)	699	100%	850	67	(49)	868	100%
Total AFS securities	$56,038	$4,427	$(385)	$60,083		$61,491	$2,813	$(1,077)	$63,225
Fixed maturities, FVO				$488					$844
Equity, FVO [4]				$348					$—

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]
Securities with an amortized cost and fair value of $1.0 billion and $1.1 billion, respectively, as of December 31, 2013, were reclassified in 2014 from utilities to energy as a result of an update to the Barclays bond index which is the primary component used in determining the classification in the above table. The balances as of December 31, 2013 have been reclassified to reflect the categorization as of December 31, 2014.

[4]	Included in equity securities, AFS on the Consolidated Balance Sheets.
The decline in the fair value of AFS and FVO securities as compared to December 31, 2013 is primarily attributable to the sale of the Japan variable and fixed annuity buisness. In addition assets declined due to the effect of net outflows as a result of the continued runoff of Talcott Resolution, partially offset by higher valuations as a result of a decrease in long term interest rates and tighter credit spreads.
Energy Exposure
Market values of securities in the energy sector have experienced volatility in the second half of 2014 largely because prices for crude oil have declined significantly. West Texas Intermediate (WTI) crude oil is the benchmark for oil prices in the United States. Prices for WTI futures contracts for one month forward delivery have declined more than 51% from the June 2014 high of $108 a barrel, to $53 a barrel as of December 31, 2014. The drop in oil prices is primarily due to an increase in supply, lower than expected growth in global demand, and a stronger U.S. dollar. The speed and severity of the decline in oil prices has caused credit spreads to widen in the second half of 2014 for corporate and sovereign issuers that generate a large portion of their revenues from oil. The impact was more pronounced on issuers with below investment grade credit. Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in oil prices and the ability of the issuers to adjust their cost structure or find other sources of revenue.
The Company has limited direct exposure within its investment portfolio to the energy sector, totaling only 5% of total invested assets as of December 31, 2014, and is primarily comprised of corporate and sovereign debt. The Company's exposure is primarily comprised of investment grade securities and the exposure is diversified by issuer and in different sub sectors of the energy market. The Company selectively reduced its exposure to the energy sector by approximately $300 in the fourth quarter of 2014. The table below summarizes the Company's exposure to the energy sector by sector and credit quality.

	December 31, 2014
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$2,923	$3,162	$268	$266	$3,191	$3,428
Below investment grade	288	266	36	32	324	298
Equity, AFS	23	21	—	—	23	21
Total energy exposure	$3,234	$3,449	$304	$298	$3,538	$3,747

	December 31, 2013
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$3,114	$3,338	$355	$340	$3,469	$3,678
Below investment grade	320	324	84	78	404	402
Equity, AFS	20	22	—	—	20	22
Total energy exposure	$3,454	$3,684	$439	$418	$3,893	$4,102

[1]
Included in fixed maturities, AFS and FVO, equity, AFS and short-term investments on the Consolidated Balance Sheets. Excludes equity securities, FVO with cost and fair value of $45 and $45, respectively, that are hedged with total return swaps.

[2]	Includes sovereigns for which oil exports are greater than 4% of gross domestic product.
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated all available-for-sale securities for potential other-than-temporary impairments as of December 31, 2014 and 2013 and concluded that for the securities in an unrealized loss position, it is more likely than not that we will recover our entire amortized cost basis in the securities. In addition, the Company does not currently have the intent-to-sell, nor will we be required to sell, the securities discussed above. For additional details regarding the Company’s impairment process, see the Other-Than-Temporary Impairments Section of this MD&A.

Emerging Market Exposure
Early in 2014, emerging market securities were negatively impacted by lower European interest rates, increased political tension in eastern Europe, softer-than-expected economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which caused the fair value of securities held to decline. The decline in oil prices during the second half of 2014 has put added strain on certain emerging markets that rely on revenues derived from the energy sector. As a result of these factors, credit spreads for emerging market securities have been volatile and we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of December 31, 2014, and is primarily comprised of sovereign and corporate debt issued in US dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that have a sovereign S&P credit rating of B- or below; or countries that have had a current account deficit and has an average inflation level greater than 5% over the past six months.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$2	$2	$38	$40
Brazil	123	120	274	257
India	37	37	62	62
Indonesia	82	80	107	93
Kazakhstan	79	73	88	83
Lebanon	29	29	26	26
South Africa	54	53	65	60
Turkey	65	67	88	79
Ukraine	3	3	50	50
Uruguay	16	17	27	25
Venezuela	4	2	67	60
Other	97	96	50	50
Total [1]	$591	$579	$942	$885

[1]
Includes an amortized cost and fair value of $137 and $131, respectively, as of December 31, 2014 and an amortized cost and fair value of $254 and $237, respectively, as of December 31, 2013 included in the exposure to the energy sector table above.

The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. Due to increased political tensions in Argentina, Ukraine, and Venezuela, the Company selectively reduced its exposure to these economies during the first quarter of 2014.
In addition, the Company has limited exposure to the Russian Federation, with a total amortized cost and fair value of $23 and $20, respectively, as of December 31, 2014. The exposure is primarily comprised of government and government agency bonds, but also includes corporate bonds.
European Exposure
Certain economies in the European region have experienced adverse economic conditions, specifically in Europe’s peripheral region (Greece, Ireland, Italy, Portugal and Spain), that were precipitated in part by elevated unemployment rates weighing on inflation rates, government debt levels and the slowing growth of the region.  However, austerity measures aimed at reducing sovereign debt levels and the European Central Bank’s plan to institute a bond buying program to provide liquidity and credit support, has reduced the risk of default on the sovereign debt of the countries within the region. As a result, economic conditions in the region have shown signs of improvement in the current period through stabilized credit ratings in Ireland, Portugal and Spain. Though economic conditions in the region have improved, continued slow GDP growth and elevated unemployment levels may continue to put pressure on sovereign debt.

The Company manages the credit risk associated with the European securities within the investment portfolio on an on-going basis using several processes which are supported by macroeconomic analysis and issuer credit analysis. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A. The Company periodically considers alternate scenarios, including a base-case and both positive and negative “tail” scenarios that includes a partial or full break-up of the Eurozone. The outlook for key factors is evaluated, including the economic prospects for key countries, the potential for the spread of sovereign debt contagion, and the likelihood that policymakers and politicians pursue sufficient fiscal discipline and introduce appropriate backstops. Given the inherent uncertainty in the outcome of developments in the Eurozone, however, the Company has been focused on controlling both absolute levels of exposure and the composition of that exposure through both bond and derivative transactions.
The Company has limited direct European exposure, totaling only 6% of total invested assets as of December 31, 2014. The following tables present the Company’s European securities included in the Securities by Type table above. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The European countries within Europe’s peripheral region are separately listed below because of the current significant economic strains persisting in these countries.
The following tables present the Company’s European securities included in the Securities by Type table above.

	December 31, 2014
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$1	$1	$—	$—	$—	$—	$1	$1
Spain [3]	21	23	1	1	—	—	22	24
Ireland	31	35	—	—	—	—	31	35
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Peripheral region	53	59	1	1	—	—	54	60
Europe excluding peripheral region [4]	2,832	3,068	971	1,052	373	396	4,176	4,516
Total Europe	$2,885	$3,127	$972	$1,053	$373	$396	$4,230	$4,576
Europe exposure net of credit default swap protection [2]							$4,186	$4,576

	December 31, 2013
	Corporate & Equity, AFS Non-Finan. [1]		Corporate & Equity, AFS Financials		Foreign Govt./ Govt. Agencies		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Italy	$2	$2	$—	$—	$—	$—	$2	$2
Spain [3]	35	36	21	21	—	—	56	57
Ireland	47	48	3	3	—	—	50	51
Portugal	—	—	—	—	—	—	—	—
Greece	—	—	—	—	—	—	—	—
Peripheral region	84	86	24	24	—	—	108	110
Europe excluding peripheral region [4]	3,083	3,304	1,015	1,074	634	634	4,732	5,012
Total Europe	$3,167	$3,390	$1,039	$1,098	$634	$634	$4,840	$5,122
Europe exposure net of credit default swap protection [2]							$4,650	$5,121

[1]	Includes amortized cost and fair value of $4 as of December 31, 2014 and $34 as of December 31, 2013 related to limited partnerships and other alternative investments.

[2]
Includes a notional amount and fair value of $44 and $0, respectively, as of December 31, 2014 and $190 and $(1), respectively, as of December 31, 2013 related to credit default swap protection. This includes a notional amount of $3 and $55 as of December 31, 2014 and December 31, 2013, respectively, related to single name corporate issuers in the financial services sector.

[3]	As of December 31, 2014 and 2013, the Company had credit default swap protection with a notional amount of $3 related and $23 related to Corporate and Equity, AFS, respectively.

[4]
Includes an amortized cost and fair value of $389 and $407, respectively, as of December 31, 2014 and an amortized cost and fair value of $574 and $590, respectively, as of December 31 2013 included in the exposure to the energy sector table above.

The Company’s European investment exposure largely relates to corporate entities which are domiciled in or generated a significant portion of its revenue within the United Kingdom, Germany, the Netherlands and Switzerland. Entities domiciled in the United Kingdom comprise the Company's largest exposure; as of December 31, 2014 and 2013, the exposure totals less than 3% of total invested assets. The majority of the European investments are U.S. dollar-denominated, and those securities that are pound and euro-denominated are hedged to U.S. dollars or support foreign-denominated liabilities. For a discussion of foreign currency risks, see the Foreign Currency Exchange Risk section of this MD&A. The Company does not hold any sovereign exposure to the peripheral region and does not hold any exposure to issuers in Greece. As of December 31, 2014 and 2013, the Company’s unfunded commitments associated with its investment portfolio was immaterial, and the weighted average credit quality of European investments was A- and A-, respectively.
As of December 31, 2014 and 2013, the Company’s credit default swaps that provide credit protection on European issuers had a notional amount of $44 and $190, respectively, and a fair value of $0 and $(1), respectively. As of December 31, 2014 and 2013 these credit default swaps that reference single name corporate and financial European issuers, of which a notional value of $3 and $23, respectively, related to the peripheral region. The maturity dates of credit defaults swaps are primarily consistent with the hedged bonds. For further information on the use of the Company’s credit derivatives and counterparty credit quality, see Derivative Instruments within the Credit Risk section of this MD&A.
In addition to the credit risk associated with the investment portfolio, the Company has $231 of reinsurance recoverables due from legal entity counterparties domiciled within Europe. For a more detail discussion of the Company's reinsurance arrangements, see Note 7 - Reinsurance of Notes to Consolidated Financial Statements.
Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity, AFS and equity, AFS securities in the financial services sector that are included in the Securities by Type table above.

	December 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized	Amortized Cost	Fair Value	Net Unrealized
AAA	$31	$34	$3	$49	$52	$3
AA	401	436	35	468	493	25
A	2,610	2,804	194	2,518	2,616	98
BBB	1,681	1,734	53	1,978	1,952	(26)
BB & below	368	407	39	264	288	24
Total	$5,091	$5,415	$324	$5,277	$5,401	$124
The Company's exposure to the financial services sector remained relatively consistent, as the impact of sales was largely offset by higher valuations due to a decline in interest rates.
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
CMBS — Bonds [1]

	December 31, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$8	$8	$6	$6	$6	$6	$—	$—	$15	$20	$35	$40
2004	5	5	52	58	1	1	—	—	—	—	58	64
2005	175	188	78	80	99	101	83	84	46	46	481	499
2006	287	300	108	115	121	127	63	66	22	23	601	631
2007	211	221	169	182	78	82	31	31	72	73	561	589
2008	40	43	—	—	—	—	—	—	—	—	40	43
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	62	—	—	—	—	6	6	—	—	62	68
2012	40	41	—	—	14	14	12	12	—	—	66	67
2013	16	16	95	99	71	76	12	13	—	—	194	204
2014	350	360	64	66	53	54	—	—	—	—	467	480
Total	$1,217	$1,275	$572	$606	$443	$461	$207	$212	$155	$162	$2,594	$2,716
Credit protection	33.0%		25.7%		20.2%		19.5%		18.0%		27.2%

	December 31, 2013
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10	$10	$35	$36	$6	$6	$10	$10	$31	$33	$92	$95
2004	79	80	77	83	29	29	13	13	7	12	205	217
2005	307	324	79	82	101	104	71	71	68	75	626	656
2006	336	362	107	116	120	127	102	106	224	238	889	949
2007	188	202	211	218	112	127	—	—	130	125	641	672
2008	43	49	—	—	—	—	—	—	—	—	43	49
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	19	—	—	—	—	—	—	—	—	18	19
2011	63	66	—	—	—	—	6	5	—	—	69	71
2012	35	34	—	—	8	8	11	10	—	—	54	52
2013	30	29	89	86	59	58	10	9	—	—	188	182
Total	$1,120	$1,186	$598	$621	$435	$459	$223	$224	$460	$483	$2,836	$2,973
Credit protection	31.9%		25.9%		19.7%		19.8%		12.2%		24.6%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has AFS exposure to CRE CDOs with an amortized cost and fair value of $114 and $193, respectively, as of December 31, 2014 and $176 and $248, respectively, as of December 31, 2013. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.

In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, or may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of December 31, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
Commercial Mortgage Loans

	December 31, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$51	$(5)	$46	$132	$(7)	$125
Whole loans	5,333	(13)	5,320	5,223	(10)	5,213
A-Note participations	154	—	154	192	—	192
B-Note participations	17	—	17	99	(50)	49
Mezzanine loans	19	—	19	19	—	19
Total	$5,574	$(18)	$5,556	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
The overall decrease in mortgage loans is attributed to an increase in loan payoffs in the agricultural loan and loan participations portfolios, partially offset by loan originations in the whole loan portfolio. Since December 31, 2013, the Company funded $604 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 61% and a weighted average yield of 4.0%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, as of December 31, 2013. There were no mortgage loans held for sale a of December 31, 2014.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's available-for-sale investments in securities backed by states, municipalities and political subdivisions (“municipal bonds”).

	December 31, 2014			December 31, 2013
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$2,259	$2,480	AA	$2,358	$2,455	AA
Pre-Refunded [1]	716	748	AAA	567	605	AAA
Revenue
Transportation	1,599	1,781	A+	1,880	1,879	A
Health Care	1,412	1,560	AA-	1,305	1,335	AA
Water & Sewer	1,204	1,308	AA	1,455	1,476	AA-
Education	1,115	1,232	AA	1,077	1,105	AA
Sales Tax	916	1,020	AA-	793	795	AA-
Leasing [2]	772	858	AA-	877	897	AA-
Power	739	814	A+	706	722	A+
Housing	148	153	AA	177	171	AA
Other	855	917	AA-	737	733	A+
Total Revenue	8,760	9,643	AA-	9,007	9,113	AA-
Total Municipal	$11,735	$12,871	AA-	$11,932	$12,173	AA-

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

The overall increase in the fair value of municipal bonds is primarily due to the decline in interest rates and tighter credit spreads. As of December 31, 2014 and December 31, 2013, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds.
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

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Hedge funds	$1,187	40.3%	$1,341	44.1%
Mortgage and real estate funds	561	19.1%	534	17.6%
Mezzanine debt funds	61	2.1%	82	2.7%
Private equity and other funds	1,133	38.5%	1,083	35.6%
Total	$2,942	100%	$3,040	100%

Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $385 as of December 31, 2014, and have decreased $692, or 64%, from December 31, 2013, primarily due to a decrease in interest rates as well as sales. As of December 31, 2014, $324 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.
The remaining $61 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are primarily corporate and equity securities within the energy sector, and securities with exposure to commercial real estate that have market spreads that are wider than the spreads at the securities' respective purchase dates. Unrealized losses on corporate and equity securities in the energy sector is primarily the result of the recent decline in oil prices previously discussed; see Exposure to the Energy Sector in the Investment Portfolio Risks and Risk Management section of this MD&A. Unrealized losses on securities with exposure to commercial and residential real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based on the Company’s cash flow modeling and current market and collateral performance assumptions, these securities with exposure to commercial real estate have sufficient credit protection levels to receive contractually obligated principal and interest payments.
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

	December 31, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,412	$4,014	$3,963	$(51)	1,184	$10,056	$9,939	$(117)
Greater than three to six months	643	1,739	1,665	(74)	349	1,200	1,167	(33)
Greater than six to nine months	220	417	404	(13)	956	6,362	5,988	(374)
Greater than nine to eleven months	102	148	142	(6)	148	413	374	(39)
Twelve months or more	688	4,667	4,429	(241)	578	5,625	5,109	(514)
Total	3,065	$10,985	$10,603	$(385)	3,215	$23,656	$22,577	$(1,077)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the table above).

	December 31, 2014				December 31, 2013
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	137	$152	$113	$(39)	63	$213	$162	$(51)
Greater than three to six months	39	17	11	(6)	20	177	130	(47)
Greater than six to nine months	11	4	1	(3)	28	449	336	(113)
Greater than nine to eleven months	9	1	—	(1)	10	4	3	(1)
Twelve months or more	49	31	19	(12)	58	132	93	(39)
Total	245	$205	$144	$(61)	179	$975	$724	$(251)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type excluding intent-to-sell impairment relating to the sales of Retirement Plans and Individual Life businesses.

	For the years ended December 31,
	2014	2013	2012 [1]
ABS	$—	$9	$29
CRE CDOs	—	2	10
CMBS
Bonds	2	17	24
IOs	1	4	3
Corporate	35	20	28
Equity	11	15	65
Municipal	3	—	—
Agency	3	—	—
RMBS Non-agency
RMBS Alt-A	—	—	1
Sub-prime	1	6	12
Other	3	—	—
Total	$59	$73	$172

[1]	Excludes $177 of intent-to-sell impairments related to the sales of the Retirement Plans and Individual Life businesses.
Year ended December 31, 2014
For the year ended December 31, 2014, impairments recognized in earnings were comprised of credit impairments of $37, securities that the Company intends to sell of $17, impairments on equity securities of $2, and other impairments of $3.
Impairments for the year ended December 31, 2014 were primarily credit impairments concentrated in corporate securities. The corporate securities were impaired due to certain issuers that have experienced financial difficulty and either defaulted or are expected to default on contractually obligated principal and interest payments. Also included in credit impairments for the year ended December 31, 2014, were private placements that were impaired due to declines in expected cash flows related to the underlying referenced securities. The Company’s determination of expected future cash flows used to calculate the credit loss amount is a quantitative and qualitative process. The Company incorporates its best estimate of future cash flows using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectation with respect to security specific developments. Credit impairments for the year ended December 31, 2014 were primarily identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. Other impairments for the year ended December 31, 2014 primarily related to certain equity, AFS securities with debt-like characteristics that the Company intends to sell.
In addition to the credit impairments recognized in earnings, the Company recognized non-credit impairments in other comprehensive income of $5 for the year ended December 31, 2014, predominantly concentrated in corporate securities and CMBS. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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

Year ended December 31, 2013
For the year ended December 31, 2013, impairments recognized in earnings were comprised of credit impairments of $32, primarily concentrated in corporate and fixed rate CMBS bonds. Also, included were impairments on debt securities for which the Company had the intent-to-sell of $26, primarily related to structured securities with exposure to commercial and residential real estate and corporate securities. In addition, impairments recognized in earnings included impairments on equity securities of $15 that were in an unrealized loss position and the Company no longer believed the securities would recover in the foreseeable future.
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
Valuation Allowances on Mortgage Loans
The following table presents (additions)/reversals to valuation allowances on mortgage loans.

	For the years ended December 31,
	2014	2013	2012
Credit-related concerns	$(4)	$(2)	$14
Year ended December 31, 2014
For the year ended December 31, 2014, the change in valuation allowances on mortgage loan additions of $4 was largely driven by individual property performance. Continued improvement in commercial real estate property valuations will positively impact future loss development, with future impairments driven by idiosyncratic loan-specific performance, as well as the necessity of risk reduction in the portfolio, rather than overall deteriorating market fundamentals.
Year ended December 31, 2013
For the year ended December 31, 2013, the change in valuation allowances on mortgage loan additions of $2 was largely driven by individual property performance.
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
As of December 31, 2014, HFSG Holding Company held fixed maturities, short-term investments and cash of $2.1 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include interest on debt of approximately $360 and common stockholder dividends, subject to discretion of the Board of Directors, of approximately $300.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of December 31, 2014, there were no amounts outstanding from the HFSG holding company.
Equity
In 2014, the Board of Directors approved increases aggregating $1.525 billion in the Company's authorized equity repurchase program, bringing the total authorization for equity repurchases to $2.775 billion for the period January 1, 2014 through December 31, 2015, with $979 remaining as of December 31, 2014.
In December 2014 the Company completed an ASR program, repurchasing a total of 13.9 million common shares under the ASR program for $525 million, including the initial delivery of 11.2 million common shares in July 2014 and 2.7 million common shares delivered in December 2014.
During the year ended December 31, 2014, the Company repurchased 49.5 million common shares for $1,796. During the period January 1, 2015 to February 24, 2015, the Company repurchased 4.1 million common shares, for $165.
Debt
In 2014, the Board also authorized the Company to allocate up to $500, including any premium or associated costs, to reduce debt outstanding. Initially expected to be completed prior to year end 2014, any repurchase of debt under the debt reduction allocation is now intended to occur in 2015 dependent on market conditions. In addition, the Company intends to repay at maturity the 4% senior notes due March 2015 and the 7.3% senior notes due November 2015 totaling $456.
On April 18, 2013, the Company issued $300 aggregate principal amount of 4.3% Senior Notes (the "4.3% Notes") due April 15, 2043. On March 26, 2013, the Company repurchased principal amounts of approximately $800, plus a payment for unpaid interest on senior notes due through the settlement date. The Company recognized a loss on extinguishment in 2013 of approximately $213, before tax, representing the excess of the repurchase price over the principal repaid and the write-off of the unamortized discount and debt issuance costs. For further information regarding debt, see Note 12 - Debt of Notes to Consolidated Financial Statements.
Intercompany Liquidity Agreements
Until April 1, 2014, Hartford Life and Annuity Insurance Company ("HLAI"), a wholly-owned subsidiary of the Company, ceded certain variable annuity contracts and their associated riders as well as certain payout annuities issued by HLAI or assumed by it to White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer which was dissolved on April 30, 2014. Upon dissolution, WRR repaid an intercompany note payable to the Company in the amount of $655 and returned $367 in capital to the Company, all of which was contributed as capital to HLAI to support the recaptured business. Effective April 1, 2014, the Company recaptured all reinsured risks from WRR to HLAI. This transaction received required regulatory approvals.
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

On January 29, 2015 Hartford Insurance Company of the Midwest, an indirect wholly-owned subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $58 to Hartford Fire Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note bears interest at 0.20% and matures on March 31, 2015.
Dividends
On February 26, 2015, The Hartford’s Board of Directors declared a quarterly dividend of $0.18 per common share payable on April 1, 2015 to common shareholders of record as of March 9, 2015. There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see "Dividends from Insurance Subsidiaries" below. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see Part I, Item 1A, — Risk Factors for the risk factor "Our ability to declare and pay dividends is subject to limitations" .
Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21) and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company made contributions to the U. S. qualified defined benefit pension plan of $100, $100 and $200 in 2014, 2013 and 2012, respectively. No contributions were made to the other postretirement plans in 2014, 2013 and 2012. The Company’s 2014, 2013 and 2012 required minimum funding contributions were immaterial. The Company does not have a 2015 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2015. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2015 to make this determination.
In September 2014, the Company extended a limited time voluntary lump sum offer to vested participants in the U.S. qualified defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits. These participants had until November 2014 to elect to receive their benefit in a lump-sum payment, rather than as an annuity. The Company made benefit payments in December 2014 using assets from the U.S. qualified defined benefit pension plan. The Company recognized a pre-tax settlement charge of $128 in 2014. The pension settlement charge was offset by a corresponding increase in accumulated other comprehensive income and therefore did not impact consolidated stockholders’ equity. For further discussion of the settlement, see Note 17 - Employee Benefit Plans of Notes to Consolidated Financial Statements.
Dividends from Insurance Subsidiaries
Dividends to the HFSG Holding Company from its insurance subsidiaries are restricted by insurance regulation. The payment of dividends by Connecticut-domiciled insurers is limited under the insurance holding company laws of Connecticut. These laws require notice to and approval by the state insurance commissioner for the declaration or payment of any dividend, which, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the insurer’s policyholder surplus as of December 31 of the preceding year or (ii) net income (or net gain from operations, if such company is a life insurance company) for the twelve-month period ending on the thirty-first day of December last preceding, in each case determined under statutory insurance accounting principles. In addition, if any dividend of a Connecticut-domiciled insurer exceeds the insurer’s earned surplus, it requires the prior approval of the State of Connecticut Insurance Department ("CTDOI"). The insurance holding company laws of the other jurisdictions in which The Hartford’s insurance subsidiaries are incorporated (or deemed commercially domiciled) generally contain similar (although in certain instances somewhat more restrictive) limitations on the payment of dividends. Dividends paid to HFSG Holding Company by its life insurance subsidiaries are further dependent on cash requirements of HLI and other factors. In addition to statutory limitations on paying dividends, the Company also takes other items into consideration when determining dividends from subsidiaries. These considerations include, but are not limited to, expected earnings and capitalization of the subsidiary, regulatory capital requirements and liquidity requirements of the individual operating company.
In 2014, HFSG Holding Company received approximately $2.5 billion in dividends from its property-casualty insurance subsidiaries through a series of transactions affecting the property and casualty and life insurance subsidiaries, including $1.4 billion of extraordinary dividends. As a result of the extraordinary dividend received in July 2014, Hartford Fire has no remaining ordinary dividend capacity for the twelve months following. As such, the Company does not anticipate taking any dividends from Hartford Fire until the third quarter of 2015. The dividends received from its property-casualty subsidiaries included $97 related to funding interest payments on an intercompany note between Hartford Holdings, Inc. (“HHI”) and Hartford Fire Insurance Company.

In 2015, the Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2015, HFSG Holding Company anticipates receiving approximately $600 in dividends from its property-casualty insurance subsidiaries, net of any dividends paid by its property-casualty subsidiaries to fund interest payments on an intercompany note between HHI and Hartford Fire Insurance Company.
On January 30, 2015, HLA paid an extraordinary dividend of $100, based on approval received from the CTDOI. As a result of dividends and distributions taken in the preceding twelve months, effective March 3, 2015, HLA will have approximately $155 of ordinary dividend capacity available for the remainder of 2015. HFSG Holding Company anticipates receiving an additional $100 of dividends from HLA during 2015.
On January 30, 2015, HLIC paid an extraordinary dividend of $500, based on approval received from the CTDOI. As a result of this dividend, HLIC has no ordinary dividend capacity for the remainder of 2015. HFSG Holding Company anticipates receiving an additional $500 of extraordinary dividends from HLIC during 2015.
Other Sources of Capital for the HFSG Holding Company
The Hartford endeavors to maintain a capital structure that provides financial and operational flexibility to its insurance subsidiaries, ratings that support its competitive position in the financial services marketplace (see the “Ratings” section below for further discussion), and shareholder returns. As a result, the Company may from time to time raise capital from the issuance of equity, equity-related debt or other capital securities and is continuously evaluating strategic opportunities. The issuance of debt, common equity, equity-related debt or other capital securities could result in the dilution of shareholder interests or reduced net income due to additional interest expense.
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
Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2014, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
On December 18, 2014 the Board of Directors revised the Company's commercial paper issuance authorization from $2.0 billion to $1.0 billion to align the program with the Company's $1.0 billion five year revolving credit facility which became effective on October 31, 2014. On December 23, 2014, the Company entered into an agreement with a dealer under the commercial paper program. While The Hartford’s maximum borrowings available under its commercial paper program are $1.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of December 31, 2014 there is no commercial paper outstanding.

Revolving Credit Facilities
On October 31, 2014, the Company entered into a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for up to $1.0 billion of unsecured credit through October 31, 2019, available in U.S. dollars, Euro, Sterling, Canadian dollars, and Japanese Yen, and terminated its $1.75 billion credit facility expiring January 6, 2016. As of December 31, 2014, there were no borrowings outstanding under the Credit Facility. The Credit Facility is available for general corporate purposes. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $13.5 billion. The definition of consolidated net worth under the terms of the Credit Facility excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization permitted under the Credit Facility is 35%, and the maximum ratio of subsidiary debt to consolidated total capitalization is 10%. As of December 31, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
HLIKK previously had four revolving credit facilities in support of operations. These credit facilities were transfered with the sale of HLIKK on June 30, 2014.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2014 was $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $41 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2014, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $4 to be posted as collateral. Based on derivative market values as of December 31, 2014, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $18 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of December 31, 2014, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $388 and $3, respectively.
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
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting expenses, taxes, to purchase new investments and to make dividend payments to the HFSG Holding Company.
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
As of December 31, 2014, Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,610
Short-term investments	1,038
Cash	119
Less: Derivative collateral	125
Total	$26,642
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
As of December 31, 2014, Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$33,166
Short-term investments	2,853
Cash	280
Less: Derivative collateral	1,282
Total	$35,017
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
Contractholder obligations of the former Retirement Plans business were funded by Hartford Life Insurance Company and of the former Individual Life business were funded by both Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. See Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements as to the sale of the Retirement Plans and Individual Life businesses and related transfer of invested assets in 2013.
HLIC, an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2014, HLIC had no advances outstanding under the FHLBB facility.

As of
Contractholder Obligations	December 31, 2014
Total Life contractholder obligations	$186,943
Less: Separate account assets [1]	134,702
General account contractholder obligations	$52,241
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$22,135
U.S. Fixed MVA annuities and Other [3]	8,748
Guaranteed investment contracts (“GIC”) [4]	26
Other [5]	21,332
General account contractholder obligations	$52,241

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

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP), as the contractholders are subject to the Company's credit risk, although these annuities are held in a statutory separate account. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Life Operations' individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business, may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to MassMutual and Prudential, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
The Company does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the financial condition, results of operations, liquidity, or capital resources of the Company, except for the contingent capital facility described above, as well as unfunded commitments to purchase investments in limited partnerships and other alternative investments, private placements, and mortgage loans of $865 as disclosed in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements.
The following table summarizes the Company’s aggregate contractual obligations as of December 31, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Property and casualty obligations [1]	$22,362	$5,282	$5,377	$2,611	$9,092
Life, annuity and disability obligations [2]	272,187	20,308	35,122	28,151	188,606
Operating lease obligations [3]	154	42	64	36	12
Long-term debt obligations [4]	11,986	822	1,657	1,264	8,243
Purchase obligations [5]	1,990	1,215	433	331	11
Other liabilities reflected on the balance sheet [6]	1,362	593	392	376	1
Total	$310,041	$28,262	$43,045	$32,769	$205,965

[1]	The following points are significant to understanding the cash flows estimated for obligations under property and casualty contracts:

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

•
Under U.S. GAAP, the Company is only permitted to discount reserves for losses and loss adjustment expenses in cases where the payment pattern and ultimate loss costs are fixed and determinable on an individual claim basis. For the Company, these include claim settlements with permanently disabled claimants. As of December 31, 2014, the total property and casualty reserves in the above table are gross of a reserve discount of $556.

[2]
Estimated life, annuity and disability obligations include death and disability claims, policy surrenders, policyholder dividends and trail commissions offset by expected future deposits and premiums on in-force contracts. Estimated life, annuity and disability obligations are based on mortality, morbidity and lapse assumptions comparable with the Company’s historical experience, modified for recent observed trends. The Company has also assumed market growth and interest crediting consistent with other assumptions. In contrast to this table, the majority of the Company’s obligations are recorded on the balance sheet at the current account values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Therefore, the estimated obligations presented in this table significantly exceed the liabilities recorded in reserve for future policy benefits and unpaid losses and loss adjustment expenses, other policyholder funds and benefits payable, and separate account liabilities. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. See Note 2 - Business Dispositions of Notes to Consolidated Financial Statements for further information as to Retirement Plans and Individual Life reinsurance transactions.

[3]	Includes future minimum lease payments on operating lease agreements. See Note 14 of Notes to Consolidated Financial Statements for additional discussion on lease commitments.

[4]	Includes contractual principal and interest payments. See Note 12 of Notes to Consolidated Financial Statements for additional discussion of long-term debt obligations.

[5]
Includes $865 in commitments to purchase investments including approximately $604 of limited partnership and other alternative investments, $15 of private placements, and $246 of mortgage loans. Outstanding commitments under these limited partnerships and mortgage loans are included in payments due in less than 1 year since the timing of funding these commitments cannot be reliably estimated. The remaining commitments to purchase investments primarily represent payables for securities purchased which are reflected on the Company’s Consolidated Balance Sheets. Also included in purchase obligations is $980 relating to contractual commitments to purchase various goods and services such as maintenance, human resources, and information technology in the normal course of business. Purchase obligations exclude contracts that are cancelable without penalty or contracts that do not specify minimum levels of goods or services to be purchased.

[6]
Includes cash collateral of $327 which the Company has accepted in connection with the Company’s derivative instruments. Since the timing of the return of the collateral is uncertain, the return of the collateral has been included in the payments due in less than 1 year. Also included in other long-term liabilities are net unrecognized tax benefits of $48, retained Japan fixed payout annuity liabilities of $886, and consumer notes of $74. Consumer notes include principal payments and contractual interest for fixed rate notes and interest based on current rates for floating rate notes.

Capitalization
The capital structure of The Hartford as of December 31, 2014 and 2013 consisted of debt and stockholders’ equity, summarized as follows:

	December 31, 2014	December 31, 2013	Change
Short-term debt (includes current maturities of long-term debt)	$456	$200	128%
Short-term due on revolving credit facility	—	238	(100)%
Long-term debt	5,653	6,106	(7)%
Total debt [1]	6,109	6,544	(7)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,792	18,984	(6)%
AOCI, net of tax	928	(79)	NM
Total stockholders’ equity	$18,720	$18,905	(1)%
Total capitalization including AOCI	$24,829	$25,449	(2)%
Debt to stockholders’ equity	33%	35%
Debt to capitalization	25%	26%

[1]	Total debt of the Company excludes $71 and $84 of consumer notes as of December 31, 2014 and December 31, 2013, respectively.
The Hartford’s total capitalization decreased $620 million, or 2%, from December 31, 2014 to December 31, 2013 primarily due to decreases in total debt. Total stockholders' equity, remained flat from December 31, 2013 to December 31, 2014 due to share repurchases during the period, offset by an increase in AOCI, primarily due to an increase in net unrealized capital gains from securities.
For additional information AOCI, net of tax, see Note 2 - Business Dispositions and Note 16 - Changes In and Reclassifications From Accumulated Other Comprehensive Income of Notes to Consolidated Financial Statements, respectively.
Cash Flow

	2014	2013	2012
Net cash provided by operating activities	$1,886	$1,237	$2,681
Net provided by (used for) for investing activities	$1,696	$3,745	$(2,557)
Net cash used for financing activities	$(4,476)	$(5,820)	$(228)
Cash — end of year	$399	$1,428	$2,421
Year ended December 31, 2014 compared to the year ended December 31, 2013
Cash provided by operating activities in 2014 reflect an increase in premiums collected and a decrease in loss and loss adjustment expenses paid, partially offset by an increase in payments for payables and accruals. Operating cash flows for the years ended December 31, 2014, and 2013 have been adequate to meet liquidity requirements. On June 30, 2014, the Company completed the sale of its Japan annuity business. The operations of this business are reported as discontinued operations and are primarily in Net cash provided by operating activities. For further information regarding these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Cash used for investing activities in 2014 primarily relates to net proceeds from available-for-sale securities of $2.8 billion, and proceeds from the business sold of $963, partially offset by net payments for short-term investments of $1.8 billion. Cash used for investing activities in 2013 primarily relates to net proceeds from the sale of available-for-sale securities of $4.9 billion, and proceeds from the business sold of $815, partially offset by net payments on derivatives of $2.2 billion.
Cash used for financing activities in 2014 primarily relates to $2.2 billion related to net activity for investment and universal life products, and acquisition of treasury stock of $1.8 billion. Cash used for financing activities in 2013 primarily consists of net outflows on investment and universal life-type contracts of $2.1 billion, decrease in securities loaned or sold under agreements to repurchase of $1.9 billion, repayment of long term debt of $ 1.3 billion and treasury stock acquired of $600.
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
Ratings
Ratings are an important factor in establishing a competitive position in the insurance marketplace and impact the Company's ability to access financing and its cost of borrowing. There can be no assurance that the Company’s ratings will continue for any given period of time, or that they will not be changed. In the event the Company’s ratings are downgraded, the Company’s competitive position, ability to access financing, and its cost of borrowing, may be adversely impacted.
On March 6, 2014, Moody’s Investors Service (“Moody’s”) affirmed the debt ratings of The Hartford Financial Services Group, Inc. and the insurance financial strength ratings of its property and casualty subsidiaries and Hartford Life and Accident Insurance Company. The outlook on these entities was changed to positive from stable. Moody’s downgraded the insurance financial strength rating of Hartford Life Insurance Company to Baa2 from A3. Moody’s affirmed the insurance financial strength rating of Hartford Life and Annuity Insurance Company. Moody's outlook for Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company is stable.
On April 3, 2014, A.M. Best revised the outlook to positive from stable and affirmed the issuer credit ratings and debt ratings of The Hartford Financial Services Group, Inc. and the financial strength ratings and issuer credit ratings of the property and casualty subsidiaries. A.M. Best upgraded the financial strength rating of Hartford Life and Accident Insurance Company to A from A- and affirmed the ratings of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company. A.M. Best's outlook for Hartford Life and Accident Insurance Company, Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company is stable.
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
The following table summarizes The Hartford’s significant member companies’ financial ratings from the major independent rating organizations as of February 24, 2015:

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor's	Moody's
Hartford Fire Insurance Company	A	A	A2
Hartford Life and Accident Insurance Company	A	A	A3
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB	Baa3
Commercial paper	AMB-2	A-2	P-3
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
Statutory Surplus
The table below sets forth statutory surplus for the Company’s insurance companies as of December 31, 2014 and 2013:

	2014	2013
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries in 2013	$7,157	$6,639
Property and casualty insurance subsidiaries	8,069	8,022
Total	$15,226	$14,661
Statutory capital and surplus for the U.S. life insurance subsidiaries, including domestic captive insurance subsidiaries in 2013, increased by $518, primarily due to variable annuity surplus impacts of $788, net income from non-variable annuity business of $187, increases in unrealized gains from other invested assets carrying values of $138, partially offset by returns of capital of $500, and changes in reserves on account of change in valuation basis of $100. Effective April 30, 2014 the last domestic captive ceased operations.
Statutory capital and surplus for the property and casualty insurance increased by $47, primarily due to statutory net income of $1.1 billion, and unrealized gains on investments of $1.4 billion, largely offset by dividends to the HFSG Holding Company of $2.5 billion.
The Company also held regulatory capital and surplus for its former operations in Japan until the sale of those operations on June 30, 2014. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus was $1.2 billion as of December 31, 2013.

Statutory Capital
The Company’s stockholders’ equity, as prepared using U.S. generally accepted accounting principles (“U.S. GAAP”) was $18.7 billion as of December 31, 2014. The Company’s estimated aggregate statutory capital and surplus, as prepared in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department (“U.S. STAT”) was $15.2 billion as of December 31, 2014. Significant differences between U.S. GAAP stockholders’ equity and aggregate statutory capital and surplus prepared in accordance with U.S. STAT include the following:

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

•
Goodwill arising from the acquisition of a business is tested for recoverability on an annual basis (or more frequently, as necessary) for U.S. GAAP, while under U.S. STAT goodwill is amortized over a period not to exceed 10 years and the amount of goodwill admitted as an asset is limited.

In addition, certain assets, including a portion of premiums receivable and fixed assets, are non-admitted (recorded at zero value and charged against surplus) under U.S. STAT. U.S. GAAP generally evaluates assets based on their recoverability.
Risk-Based Capital
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus (referred to collectively as "capital") appropriate for an insurance company to support its overall business operations, based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, The Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2014 and 2013. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 425% of their respective Company Action Levels as of December 31, 2014 and 2013. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising or promotional activities.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which The Company operates generally establish minimum solvency requirements for insurance companies. All of The Hartford's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities.

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
In addition, the Company can access the $500 Glen Meadow trust contingent capital facility and maintains the ability to access $1.0 billion of capacity under its revolving credit facility.
Contingencies
Legal Proceedings — For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” and “Asbestos and Environmental Claims,” in Note 14 - Commitments and Contingencies of Notes to Consolidated Financial Statements, which is incorporated herein by reference.
For a discussion of terrorism reinsurance legislation and how it affects The Hartford, see MD&A - Enterprise Risk Management, Insurance Risk Management, Terrorism Risk.
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
The Dodd-Frank Act vests the Financial Stability Oversight Council (“FSOC”) with the power to designate “systemically important” institutions, which will be subject to special regulatory supervision and other provisions intended to prevent, or mitigate the impact of, future disruptions in the U.S. financial system. Based on its most current financial data, The Hartford is below the quantitative thresholds used by the FSOC to determine which nonbank companies merit consideration. However, the FSOC has indicted it will review on a quarterly basis whether nonbank financial institutions meet the metrics for further review. If we were to be designated as a systemically important institution, we could be subject to heightened regulation under the Federal Reserve, which could impact requirements regarding our required level of capital, liquidity and leverage as well as our business and investment conduct. In addition, we could be subject to assessments to pay for the orderly liquidation of other systemically important financial institutions that have become insolvent.

Patient Protection and Affordable Care Act of 2010 (the "Affordable Care Act")
On March 23, 2010, the President signed the Affordable Care Act. The impact to The Hartford as an employer is consistent with other large employers. It is too early to tell how the Affordable Care Act will impact The Hartford's businesses. The Hartford’s core business does not involve the issuance of health insurance and we do not issue any products that insure customers under the Affordable Care Act’s individual mandate. There may be, nevertheless, impacts to The Hartford's businesses that are too early to identify as key aspects of the law are still not fully implemented. For example, private exchanges may provide The Hartford additional opportunities to market our group benefit products and services. Conversely, access to medical care and medical costs are a substantial component of both disability and workers compensation products offered by The Hartford. We are monitoring the impact of the Affordable Care Act on consumer, broker and medical provider behavior for leading indicators of changes in medical costs or loss payments primarily on the Company's workers' compensation and disability liabilities.
Budget of the United States Government
On February 2, 2015, the Obama Administration released its “Fiscal Year 2016, Budget of the U.S. Government” (the “Budget”). Although the Administration has not released proposed statutory language, the Budget includes proposals that if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, which are eligible for the dividends received deduction (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between the Company's actual tax expense and expected amount determined using the federal statutory tax rate of 35%. If this proposal were enacted, the Company's actual tax expense could increase, reducing earnings.
Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”)
On January 12, 2015, the President signed TRIPRA, extending a backstop for insurance-related losses resulting from “acts of terrorism” through the end of 2020.  For additional information, see Part II, Item 7, MD&A - Enterprise Risk Management, Reinsurance as a Risk Management Strategy, Reinsurance for Terrorism.
Guaranty Fund and Other Insurance-related Assessments
For a discussion regarding Guaranty Fund and Other Insurance-related Assessments, see Note 14 of Notes to Consolidated Financial Statements.
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
Evaluation of disclosure controls and procedures
The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of December 31, 2014.
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
The Hartford's management assessed its internal controls over financial reporting as of December 31, 2014 in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under those criteria, The Hartford's management concluded that its internal control over financial reporting was effective as of December 31, 2014.
Changes in internal control over financial reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited the internal control over financial reporting of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the "Company") as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report, dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the retrospective adjustment of the accompanying consolidated financial statements and financial statement schedules to reflect discontinued operations.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 27, 2015

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE HARTFORD
Certain of the information called for by Item 10 will be set forth in the definitive proxy statement for the 2015 annual meeting of shareholders (the “Proxy Statement”) to be filed by The Hartford with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the captions and subcaptions “Board and Governance Matters”, “Director Nominees" and "Section (16)(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
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
Executive Officers of The Hartford
Information about the executive officers of The Hartford who are also nominees for election as directors will be set forth in The Hartford’s Proxy Statement. Set forth below is information about the other executive officers of the Company:

Name	Age	Position with The Hartford and Business Experience
Beth A. Bombara	47
Executive Vice President and Chief Financial Officer (July 2014-present); President of Talcott Resolution (July 2012-July 2014); Senior Vice President and Controller (June 2007-July 2012); Vice President (2004-June 2007)

Doug Elliott	54
President (July 2014-present); Executive Vice President and President of Commercial Lines (April 2011-July 2014); President and Chief Executive Officer, HSB Group (July 2007-March 2011); President and Chief Operating Officer, HSB Group (January 2007-June 2007); Senior Advisor, Aspen Insurance Holdings (2006); Chief Executive Officer of General Commercial and Personal Lines, St. Paul Travelers Companies (2004-2007)

William A. Bloom	51
Executive Vice President of Operations and Technology (August 2014 - present); President of Global Client Services, EXL (July 2010-July 2014); Executive Vice President, Insurance Operations and Technology, Travelers (November 2006-July 2010); Senior Vice President, Chief Information Officer, Travelers (June 2003-November 2006).

James E. Davey	50
Executive Vice President and President of The Hartford Mutual Funds (2010-Present); Executive Vice President, Retirement Division (2009-2010); Executive Vice President, Employer Markets Group (2008-2009); Senior Vice President, Retirement Plans (2006-2008)

Martha Gervasi	53
Executive Vice President, Human Resources (May 2012-present); Senior Vice President, Human Resources (November 2010-May 2012); General Manager Human Resources, SABIC Innovative Plastics & SABIC Americas (January 2010-October 2010); Global Human Resource Leader, SABIC Innovative Plastics (September 2007-January 2010)

Brion Johnson	55
President of Talcott resolution (July 2014-present); Executive Vice President, Chief Investment Officer (May 2012-Present); Chief Financial Officer, Hartford Investment Management Company [1] (October 2011-May 2012); Managing Member, Shoreline Arts & Publishing, LLC (2009-2010); Executive Vice President, PPM America, Inc. (2001-2008)

Alan J. Kreczko	63	Executive Vice President and General Counsel (June 2007-Present); Senior Vice President and Deputy General Counsel (2002-June 2007)
Scott R. Lewis	52
Senior Vice President and Controller (May 2013-Present); Senior Vice President and Chief Financial Officer, Personal Lines (2009-May 2013); Vice President, P&C Financial Reporting and Analysis (2003-2009)

Robert Rupp	62
Executive Vice President and Chief Risk Officer (October 2011-Present); Executive Vice President, Head of Enterprise-Wide Market Risk, BONY Mellon (September 2008-October 2011); Managing Director, Risk Management, JP Morgan Chase (2004-2008)

Raymond J. Sprague	56	Executive Vice President Strategy and Business Development (August 2014-present); Senior Vice President of Small Commercial (July 2008-July 2014)

[1]	Denotes a subsidiary of The Hartford.

Item 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 will be set forth in the Proxy Statement under the subcaptions “Compensation Discussion and Analysis”, “Executive Compensation”, “Director Compensation”, “Report of the Compensation and Management Development Committee”, and “Compensation and Management Development Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information called for by Item 12 will be set forth in the Proxy Statement under the caption “Information on Stock Ownership” and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2014 about the securities authorized for issuance under the Company’s equity compensation plans. The Company maintains The Hartford Incentive Stock Plan (the "2000" Stock Plan), The Hartford 2005 Incentive Stock Plan (the “2005 Stock Plan”), The Hartford 2010 Incentive Stock Plan (the “2010 Stock Plan”), The Hartford 2014 Incentive Stock Plan (the "2014 Stock Plan") (collectively the "Stock Plans") and The Hartford Employee Stock Purchase Plan (the “ESPP”). On May 21, 2014, the shareholders of the Company approved the 2014 Stock Plan, which superseded the earlier plans. Pursuant to the provisions of the 2014 Stock Plan, no additional shares may be issued from the 2010 Stock Plan. To the extent that any awards under the 2005 Stock Plan and the 2010 Stock Plan are forfeited, terminated, surrendered, exchanged, expire unexercised or are settled in cash in lieu of stock (including to effect tax withholding) or for the issuance of a lesser number of shares than the number of shares subject to the award, the shares subject to such awards (or the relevant portion thereof) shall be available for award under the 2014 Stock Plan and such shares shall be added to the total number of shares available under the 2014 Stock Plan. For a description of the 2014 Stock Plan and the ESPP, see Note 18 - Stock Compensation Plans of Notes to Consolidated Financial Statements.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) [3]
Equity compensation plans approved by stockholders	11,998,466	$29.64	17,796,780
Equity compensation plans not approved by stockholders	—	—	—
Total	11,998,466	$29.64	17,796,780

[1]
The amount shown in this column includes 3,744,845 outstanding options awarded under the 2000 Stock Plan, the 2005 Stock Plan and the 2010 Stock Plan. The amount shown in this column includes 7,190,307 outstanding restricted stock units and 1,063,314 outstanding performance shares at 100% of target (which excludes 346,756 shares that vested on December 31, 2014, related to the 2012-2014 performance period) as of December 31, 2014 under the 2010 Stock Plan and the 2014 Stock Plan. The maximum number of performance shares that could be awarded is 2,126,628 (200% of target) if the Company achieved the highest performance level. Under the 2010 and 2014 Stock Plans, no more than 500,000 shares in the aggregate can be earned by an individual employee with respect to restricted stock unit and performance share awards made in a single calendar year.  As a result, the number of shares ultimately distributed to an employee with respect to awards made in the same year will be reduced, if necessary, so that the number does not exceed this limit.

[2]	The weighted-average exercise price reflects outstanding options and does not reflect outstanding restricted stock units or performance shares because they do not have exercise prices.

[3]
Of these shares, 5,193,622 remain available for purchase under the ESPP as of December 31, 2014. 12,603,158 shares remain available for issuance as options, restricted stock units, restricted stock awards or performance shares under the 2014 Stock Plan as of December 31, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Any information called for by Item 13 will be set forth in the Proxy Statement under the caption and subcaption “Board and Governance Matters” and “Director Independence” and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be set forth in the Proxy Statement under the caption “Audit Matters” and is incorporated herein by reference.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Hartford Financial Services Group, Inc.
Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Hartford Financial Services Group, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements and financial statement schedules have been retrospectively adjusted to reflect discontinued operations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 27, 2015

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Operations

	For the years ended December 31,
(In millions, except for per share data)	2014	2013	2012
Revenues
Earned premiums	$13,336	$13,231	$13,637
Fee income	1,996	2,105	3,567
Net investment income	3,154	3,264	4,127
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(64)	(93)	(389)
OTTI losses recognized in other comprehensive income (“OCI”)	5	20	40
Net OTTI losses recognized in earnings	(59)	(73)	(349)
Net realized capital gains on investments transferred at fair value in business disposition by reinsurance	—	1,575	—
Other net realized capital gains	75	296	846
Total net realized capital gains	16	1,798	497
Other revenues	112	275	258
Total revenues	18,614	20,673	22,086
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	10,805	11,048	13,195
Amortization of deferred policy acquisition costs and present value of future profits	1,729	1,794	1,990
Insurance operating costs and other expenses	4,028	4,176	5,090
Loss on extinguishment of debt	—	213	910
Reinsurance (gain) loss on disposition in 2014 and 2013, goodwill impairment of $342 in 2012 and premium deficiency of $191 in 2012	(23)	1,574	533
Interest expense	376	397	457
Total benefits, losses and expenses	16,915	19,202	22,175
Income (loss) from continuing operations before income taxes	1,699	1,471	(89)
Income tax expense (benefit)	350	246	(309)
Income from continuing operations, net of tax	1,349	1,225	220
Loss from discontinued operations, net of tax	(551)	(1,049)	(258)
Net income (loss)	$798	$176	$(38)
Preferred stock dividends	—	10	42
Net income (loss) available to common shareholders	$798	$166	$(80)
Income from continuing operations, net of tax, available to common shareholders per common share
Basic	$3.05	$2.71	$0.41
Diluted	$2.93	$2.50	$0.38
Net income (loss) available to common shareholders per common share
Basic	$1.81	$0.37	$(0.18)
Diluted	$1.73	$0.36	$(0.17)
Cash dividends declared per common share	$0.66	$0.50	$0.40

See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
(In millions)	2014	2013	2012
Comprehensive Income
Net income (loss)	$798	$176	$(38)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on securities	1,383	(2,431)	1,907
Change in OTTI losses recognized in other comprehensive income	7	35	52
Change in net gain/loss on cash-flow hedging instruments	42	(320)	(88)
Change in foreign currency translation adjustments	(99)	(315)	(168)
Change in pension and other postretirement plan adjustments	(326)	109	(111)
Total other comprehensive income (loss)	1,007	(2,922)	1,592
Total comprehensive income (loss)	$1,805	$(2,746)	$1,554
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Balance Sheets

	As of December 31,
(In millions, except for share and per share data)	2014	2013
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $55,362 and $60,641) (includes variable interest entity assets, at fair value, of $0 and $31)	$59,384	$62,357
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $218 and $161)	488	844
Equity securities, trading, at fair value (cost of $10 and $14,504)	11	19,745
Equity securities, available-for-sale, at fair value (cost of $1,027 and $850) (includes equity securities, at fair value using the fair value option, of $348 and $0)	1,047	868
Mortgage loans (net of allowances for loan losses of $18 and $67)	5,556	5,598
Policy loans, at outstanding balance	1,431	1,420
Limited partnerships and other alternative investments (includes variable interest entity assets of $3 and $4)	2,942	3,040
Other investments	536	521
Short-term investments (includes variable interest entity assets, at fair value, of $16 and $3)	4,883	4,008
Total investments	76,278	98,401
Cash (includes variable interest entity assets, at fair value, of $9 and $0)	399	1,428
Premiums receivable and agents’ balances, net	3,429	3,465
Reinsurance recoverables, net	22,920	23,330
Deferred policy acquisition costs	1,823	2,161
Deferred income taxes, net	2,897	3,840
Goodwill	498	498
Property and equipment, net	831	877
Other assets	1,236	2,998
Separate account assets	134,702	140,886
Total assets	$245,013	$277,884
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,444	$41,373
Other policyholder funds and benefits payable	32,532	39,029
Other policyholder funds and benefits payable — international variable annuities	—	19,734
Unearned premiums	5,255	5,225
Short-term debt	456	438
Long-term debt	5,653	6,106
Other liabilities (includes variable interest entity liabilities of $6 and $33)	6,251	6,188
Separate account liabilities	134,702	140,886
Total liabilities	226,293	258,979
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	9,123	9,894
Retained earnings	11,191	10,683
Treasury stock, at cost — 66,507,690 and 37,632,782 shares	(2,527)	(1,598)
Accumulated other comprehensive income (loss), net of tax	928	(79)
Total stockholders’ equity	18,720	18,905
Total liabilities and stockholders’ equity	$245,013	$277,884
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	For the years ended December 31,
(In millions, except for share data)	2014	2013	2012
Preferred Stock
Balance, beginning of period	$—	$556	$556
Conversion of shares to common stock	—	(556)	—
Balance, end of period	—	—	556
Common Stock	5	5	5
Additional Paid-in Capital, beginning of period	9,894	10,038	10,391
Repurchase of warrants	—	(33)	(300)
Issuance of shares under incentive and stock compensation plans	24	(36)	(52)
Tax benefit (expense) on employee stock options and awards	6	3	(1)
Conversion of mandatory convertible preferred stock	—	556	—
Issuance of shares for warrant exercise	(801)	(634)	—
Additional Paid-in Capital, end of period	9,123	9,894	10,038
Retained Earnings, beginning of period	10,683	10,745	11,001
Net income (loss)	798	176	(38)
Dividends on preferred stock	—	(10)	(42)
Dividends declared on common stock	(290)	(228)	(176)
Retained Earnings, end of period	11,191	10,683	10,745
Treasury Stock, at cost, beginning of period	(1,598)	(1,740)	(1,718)
Treasury stock acquired	(1,796)	(600)	(149)
Issuance of shares under incentive and stock compensation plans from treasury stock	82	125	134
Return of shares under incentive and stock compensation plans to treasury stock	(16)	(17)	(7)
Issuance of shares for warrant exercise	801	634	—
Treasury Stock, at Cost, end of period	(2,527)	(1,598)	(1,740)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	(79)	2,843	1,251
Total other comprehensive income (loss)	1,007	(2,922)	1,592
Accumulated Other Comprehensive Income (Loss), net of tax, end of period	928	(79)	2,843
Total Stockholders’ Equity	$18,720	$18,905	$22,447
Preferred Shares Outstanding (in thousands)	—	—	575
Common Shares Outstanding, beginning of period (in thousands)	453,290	436,306	442,539
Treasury stock acquired	(49,518)	(19,235)	(8,045)
Issuance of shares under incentive and stock compensation plans	2,003	2,136	2,156
Return of shares under incentive and stock compensation plans and other to treasury stock	(439)	(592)	(344)
Conversion of mandatory convertible preferred shares	—	21,178	—
Issuance of shares for warrant exercise	19,080	13,497	—
Common Shares Outstanding, at end of period	424,416	453,290	436,306
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Consolidated Statements of Cash Flows

	For the years ended December 31,
(In millions)	2014	2013	2012
Operating Activities
Net income (loss)	$798	$176	$(38)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred policy acquisition costs and present value of future profits	1,729	2,701	1,988
Additions to deferred policy acquisition costs and present value of future profits	(1,364)	(1,330)	(1,639)
Change in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	226	(308)	(226)
Change in reinsurance recoverables	(22)	(561)	(351)
Change in receivables and other assets	(122)	(409)	(257)
Change in payables and accruals	(937)	497	874
Change in accrued and deferred income taxes	328	(526)	(386)
Net realized capital (gains) losses	141	(1,149)	711
Net disbursements from investment contracts related to policyholder funds — international variable annuities	(3,993)	(9,189)	(1,539)
Net decrease in equity securities, trading	3,993	9,188	1,566
Depreciation and amortization	276	189	467
Loss on extinguishment of debt	—	213	910
Reinsurance (gain) loss on disposition in 2014 and 2013, goodwill impairment of $342 in 2012, and premium deficiency of $191 in 2012	(23)	1,574	533
Loss on sale of business	653	102	1
Other operating activities, net	203	69	67
Net cash provided by operating activities	1,886	1,237	2,681
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	25,309	40,266	42,716
Fixed maturities, fair value option	401	322	283
Equity securities, available-for-sale	354	274	295
Mortgage loans	646	468	515
Partnerships	490	368	208
Payments for the purchase of:
Fixed maturities, available-for-sale	(22,545)	(35,446)	(42,578)
Fixed maturities, fair value option	(369)	(150)	(182)
Equity securities, available-for-sale	(683)	(212)	(144)
Mortgage loans	(604)	(718)	(1,483)
Partnerships	(312)	(353)	(903)
Proceeds from business sold	963	815	58
Derivatives, net	10	(2,208)	(2,665)
Change in policy loans, net	(11)	(5)	4
Additions to property and equipment, net	(121)	(64)	(66)
Change in short-term investments, net	(1,814)	318	1,400
Other investing activities, net	(18)	70	(15)
Net cash provided by (used for) investing activities	1,696	3,745	(2,557)
Financing Activities
Deposits and other additions to investment and universal life-type contracts	5,289	5,942	10,951
Withdrawals and other deductions from investment and universal life-type contracts	(21,870)	(25,034)	(25,543)
Net transfers from separate accounts related to investment and universal life-type contracts	14,366	16,978	13,196
Repayments at maturity or settlement of consumer notes	(13)	(77)	(153)
Net increase (decrease) in securities loaned or sold under agreements to repurchase	—	(1,988)	1,988
Repurchase of Warrants	—	(33)	(300)
Repayment of long-term and short-term debt	(200)	(1,338)	(2,133)
Proceeds from the issuance of long-term and short-term debt	—	533	2,123
Proceeds from net issuance of shares under incentive and stock compensation plans, excess tax benefit and other	30	20	14
Treasury stock acquired	(1,796)	(600)	(154)
Dividends paid on preferred stock	—	(21)	(42)
Dividends paid on common stock	(282)	(202)	(175)
Net cash used for financing activities	(4,476)	(5,820)	(228)
Foreign exchange rate effect on cash	(135)	(155)	(56)
Net decrease in cash	(1,029)	(993)	(160)
Cash — beginning of period	1,428	2,421	2,581
Cash — end of period	$399	$1,428	$2,421
Supplemental Disclosure of Cash Flow Information
Income taxes paid (received)	$(313)	$69	$(486)
Interest paid	$377	$402	$461
Supplemental Disclosure of Non-Cash Investing Activity
Conversion of fixed maturities, available-for-sale to equity securities, available-for-sale	$—	$—	$67
See Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds to individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). Also, the Company continues to administer life and annuity products previously sold.
On June 30, 2014, the Company completed the sale of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK"), to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company.
On December 12, 2013, the Company completed the sale of the issued and outstanding equity of Hartford Life International Limited, a U.K. company ("HLIL"), to Columbia Insurance Company, a Berkshire Hathaway company.
On January 1, 2013, the Company completed the sale of its Retirement Plans business to Massachusetts Mutual Life Insurance Company ("MassMutual") and on January 2, 2013 the Company completed the sale of its Individual Life insurance business to The Prudential Insurance Company of America ("Prudential"), a subsidiary of Prudential Financial, Inc. These sales were structured as reinsurance transactions.
For further discussion of these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
The Consolidated Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”), which differ materially from the accounting practices prescribed by various insurance regulatory authorities.
Consolidation
The Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but is not required to consolidate are reported using the equity method. For further discussions on VIEs see Note 6 - Investments and Derivative Instruments of the Notes to Consolidated Financial Statements. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
Discontinued Operations
The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in discontinued operations if the operations and cash flows of the component have been or will be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The Company is presenting as discontinued operations certain businesses that meet the criteria for reporting as discontinued operations. Amounts for prior periods have been retrospectively reclassified. For information on the specific businesses and related impacts, see Note 19 - Discontinued Operations of the Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Future Adoption of New Accounting Standards
Amendments to Consolidation Guidance
In February 2015, the Financial Accounting Standards Board ("FASB") issued updated consolidation guidance. The amendments revise existing guidance for when to consolidate variable interest entities (“VIEs”) and general partners’ investments in limited partnerships, end the deferral granted for applying the VIE guidance to certain investment companies, and reduce the number of circumstances where a decision maker’s or service provider’s fee arrangement is deemed to be a variable interest in an entity. The updates also modify consolidation guidance for determining whether limited partnerships are VIEs or voting interest entities. This guidance is effective for years beginning after December 15, 2015, and may be applied fully retrospectively or through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company will adopt the guidance on January 1, 2016 and has not yet determined the method or estimated effect of adoption on the Company’s Consolidated Financial Statements.
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

Significant Accounting Policies
The Company’s significant accounting policies are as follows:
Revenue Recognition
Property and casualty insurance premiums are earned on a pro rata basis over the lives of the policies and include accruals for ultimate premium revenue anticipated under auditable and retrospectively rated policies. Unearned premiums represent the premiums applicable to the unexpired terms of policies in force. An estimated allowance for doubtful accounts is recorded on the basis of periodic evaluations of balances due from insureds, management’s experience and current economic conditions. The Company charges off any balances that are determined to be uncollectible. The allowance for doubtful accounts included in premiums receivable and agents’ balances in the Consolidated Balance Sheets was $131 and $125 as of December 31, 2014 and 2013, respectively.
Traditional life products' premiums are recognized as revenue when due from policyholders. Group life, disability and accident premiums are generally both due from policyholders and recognized as revenue on a pro rata basis over the period of the contracts.
Fee income for universal life-type contracts consists of policy charges for policy administration, cost of insurance charges and surrender charges assessed against policyholders’ account balances and are recognized in the period in which services are provided. Amounts representing account value collected from policyholders for investment and universal life-type contracts are considered deposits and are not included in revenue. Unearned revenue reserves, representing amounts assessed as consideration for policy origination of a universal life-type contract, are deferred and recognized in income over the period benefited, generally in proportion to estimated gross profits.
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
Dividends to Policyholders
Policyholder dividends are paid to certain property and casualty and life insurance policyholders. Policies that receive dividends are referred to as participating policies. Participating dividends to policyholders are accrued and reported in insurance operating costs and other expenses and other liabilities using an estimate of the amount to be paid based on underlying contractual obligations under policies and applicable state laws.
Net written premiums for participating property and casualty insurance policies represented 9%, 10% and 9% of total net written premiums for the years ended December 31, 2014, 2013 and 2012, respectively. Participating dividends to policyholders were $15, $16 and $14 for the years ended December 31, 2014, 2013 and 2012, respectively.
Total participating policies in-force represented 1% of the total life insurance policies in-force as of December 31, 2014, 2013 and 2012. Participating dividends to policyholders were $7, $18 and $20 for the years ended December 31, 2014, 2013 and 2012, respectively.
There were no additional amounts of income allocated to participating policyholders. If limitations exist on the amount of net income from participating life insurance contracts that may be distributed to stockholders, the policyholder’s share of net income on those contracts that cannot be distributed is excluded from stockholders' equity by a charge to operations and an increase to a liability.
Fair Value
The following financial instruments are carried at fair value in the Company’s Consolidated Financial Statements: fixed maturity and equity securities, available-for-sale (“AFS”); fixed maturities at fair value using fair value option (“FVO”); equity securities, FVO; equity securities, trading; short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investments; separate account assets and certain other liabilities. For further discussion of fair value, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.
Investments
Overview
The Company’s investments in fixed maturities include bonds, structured securities, redeemable preferred stock and commercial paper. These investments, along with certain equity securities, which include common and non-redeemable preferred stocks, are classified as AFS and are carried at fair value. The after-tax difference from cost or amortized cost is reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”), after adjustments for the effect of deducting certain life and annuity deferred policy acquisition costs and reserve adjustments. Also included in equity securities, AFS are certain equity securities for which the Company elected the fair value option. These equity securities are carried at fair value with changes in value recorded in realized capital gains and losses on the Company's Consolidated Statements of Operations. Fixed maturities for which the Company elected the fair value option are classified as FVO and are carried at fair value with changes in value recorded in realized capital gains and losses. The equity investments associated with the Company's former variable annuity products offered in Japan are recorded at fair value and are classified as trading with changes in fair value recorded in discontinued operations. Policy loans are carried at outstanding balance. Mortgage loans are recorded at the outstanding principal balance adjusted for amortization of premiums or discounts and net of valuation allowances. Short-term investments are carried at amortized cost, which approximates fair value. Limited partnerships and other alternative investments are reported at their carrying value with the change in carrying value primarily accounted for under the equity method and accordingly the Company’s share of earnings are included in net investment income. Recognition of income related to limited partnerships and other alternative investments is delayed due to the availability of the related financial information, as private equity and other funds are generally on a three-month delay and hedge funds are on a one-month delay. Accordingly, income for the years ended December 31, 2014, 2013, and 2012 may not include the full impact of current year changes in valuation of the underlying assets and liabilities of the funds, which are generally obtained from the limited partnerships and other alternative investments’ general partners. In addition, for investments in a wholly-owned hedge fund of funds, the Company recognizes changes in the fair value of the underlying funds in net investment income, which is consistent with accounting requirements for investment companies. Other investments primarily consist of derivatives instruments which are carried at fair value.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems bonds and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit other-than-temporary impairment, which is recorded in net realized capital losses, and the remaining non-credit impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment, which is recorded in OCI, is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.
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
Net Realized Capital Gains and Losses
Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Net realized capital gains and losses also result from fair value changes in fixed maturities and equity, securities for which the fair value option was elected, and derivatives contracts (both free-standing and embedded) that do not qualify, or are not designated, as a hedge for accounting purposes, ineffectiveness on derivatives that qualify for hedge accounting treatment, and the change in value of derivatives in certain fair-value hedge relationships and their associated hedged asset. Impairments and mortgage loan valuation allowances are recognized as net realized capital losses in accordance with the Company’s impairment and mortgage loan valuation allowance policies previously discussed above. Foreign currency transaction remeasurements are also included in net realized capital gains and losses.
Net Investment Income
Interest income from fixed maturities and mortgage loans is recognized when earned on the constant effective yield method based on estimated timing of cash flows. The amortization of premium and accretion of discount for fixed maturities also takes into consideration call and maturity dates that produce the lowest yield. For securitized financial assets subject to prepayment risk, yields are recalculated and adjusted periodically to reflect historical and/or estimated future repayments using the retrospective method; however, if these investments are impaired, any yield adjustments are made using the prospective method. Prepayment fees on fixed maturities and mortgage loans are recorded in net investment income when earned. For equity securities, dividends will be recognized as investment income on the ex-dividend date. Limited partnerships and other alternative investments primarily use the equity method of accounting to recognize the Company’s share of earnings; however, the Company also uses investment fund accounting applied to a wholly-owned fund of funds. For impaired debt securities, the Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary. The Company’s non-income producing investments were not material for the years ended December 31, 2014, 2013 and 2012.
Derivative Instruments
Overview
The Company utilizes a variety of over-the-counter ("OTC") derivative investments, including transactions cleared through a central clearing house ("OTC-cleared"), and exchange-traded derivative instruments as part of its overall risk management strategy. The types of instruments may include swaps, caps, floors, forwards, futures and options to achieve one of four Company-approved objectives: to hedge risk arising from interest rate, equity market, credit spread and issuer default, price or currency exchange rate risk or volatility; to manage liquidity; to control transaction costs; or to enter into synthetic replication transactions.
Interest rate, volatility, dividend, credit default and index swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Generally, little to no cash or principal payments are exchanged at the inception of the contract. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value.
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
The Company’s derivative transactions conducted in insurance company subsidiaries are used in strategies permitted under the derivative use plans required by the State of Connecticut, the State of Illinois and the State of New York insurance departments.
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
Fair Value Hedges
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, including foreign-currency fair value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as net realized capital gains and losses with any differences between the net change in fair value of the derivative and the hedged item representing the hedge ineffectiveness. Periodic cash flows and accruals of income/expense (“derivative periodic net coupon settlements”) are recorded in the line item of the Consolidated Statements of Operations in which the cash flows of the hedged item are recorded.
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
When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried at fair value on the balance sheet with changes in its fair value recognized in current period earnings. Changes in the fair value of the hedged item attributable to the hedged risk is no longer adjusted through current period earnings and the existing basis adjustment is amortized to earnings over the remaining life of the hedge item through the applicable earnings component associated with the hedged item.
When hedge accounting is discontinued because the Company becomes aware that it is not probable that the forecasted transaction will occur, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in AOCI are recognized immediately in earnings.
In other situations in which hedge accounting is discontinued on a cash flow hedge, including those where the derivative is sold, terminated or exercised, amounts previously deferred in AOCI are reclassified into earnings when earnings are impacted by the variability of the cash flow of the hedged item.
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
The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company. The Company entered into two reinsurance transactions upon completion of the sales of its Retirement Plans and Individual Life businesses in 2013. For further discussion of these transactions, see Note 2 - Business Dispositions and Note 7 - Reinsurance of Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

For life insurance products, the DAC asset related to most universal life-type contracts (including variable annuities) is amortized over the estimated life of the contracts acquired in proportion to the present value of estimated gross profits (“EGPs”). EGPs are also used to amortize other assets and liabilities in the Company’s Consolidated Balance Sheets, such as, sales inducement assets (“SIA”) and unearned revenue reserves (“URR”). Components of EGPs are used to determine reserves for universal life-type contracts (including variable annuities) with death or other insurance benefits such as guaranteed minimum death, guaranteed minimum withdrawal and universal life insurance secondary guarantee benefits. These benefits are accounted for and collectively referred to as death and other insurance benefit reserves and are held in addition to the account value liability representing policyholder funds.
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
The Company determines EGPs from a single deterministic reversion to mean (“RTM”) separate account return projection which is an estimation technique commonly used by insurance entities to project future separate account returns. Through this estimation technique, the Company’s DAC model is adjusted to reflect actual account values at the end of each quarter. Through consideration of recent market returns, the Company will unlock ("Unlock"), or adjust, projected returns over a future period so that the account value returns to the long-term expected rate of return, providing that those projected returns do not exceed certain caps. This Unlock for future separate account returns is determined each quarter.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Additionally, throughout the year, the Company evaluates various aspects of policyholder behavior and periodically revises its policyholder assumptions as credible emerging data indicates that changes are warranted. The Company will continue to evaluate its assumptions related to policyholder behavior as initiatives to reduce the size of the variable annuity business are implemented by management. Upon completion of an annual assumption study or evaluation of credible new information, the Company will revise its assumptions to reflect its current best estimate. These assumption revisions will change the projected account values and the related EGPs in the DAC, SIA and URR amortization models, as well as, the death and other insurance benefit reserving models. Beginning in 2015, the annual comprehensive non-market related policyholder behavior assumption study will be completed in the fourth quarter of each year.
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
Income Taxes
The Company recognizes taxes payable or refundable for the current year and deferred taxes for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. A deferred tax provision is recorded for the tax effects of differences between the Company's current taxable income and its income before tax under generally accepted accounting principles in the Consolidated Statements of Operations. The Company records a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Basis of Presentation and Significant Accounting Policies (continued)

Management’s determination of the fair value of each reporting unit incorporates multiple inputs into discounted cash flow calculations, including assumptions that market participants would make in valuing the reporting unit. Assumptions include levels of economic capital, future business growth, earnings projections and assets under management for certain reporting units and the weighted average cost of capital used for purposes of discounting. Decreases in the amount of capital allocated to a reporting unit, decreases in business growth, decreases in earnings projections and increases in the weighted average cost of capital will all cause a reporting unit’s fair value to decrease.
Goodwill within Corporate is primarily attributed to the Company’s “buy-back” of Hartford Life, Inc. in 2000 and was allocated to each of Hartford Life’s reporting units based on the reporting unit’s fair value of in-force business at the buy-back date. Although this goodwill was allocated to each reporting unit, it is held in Corporate for segment reporting.
Property and Equipment
Property and equipment is carried at cost net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined principally on the straight-line method. Accumulated depreciation was $2.3 billion and $2.2 billion as of December 31, 2014 and 2013, respectively. Depreciation expense was $198, $174, and $183 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Certain contracts classified as universal life-type include death and other insurance benefit features including guaranteed minimum death benefit ("GMDB"), guaranteed minimum income benefit ("GMIB"), and guaranteed minimum withdrawal benefit ("GMWB") riders offered with variable annuity contracts, or secondary guarantee benefits offered with universal life insurance contracts. GMWBs that represent embedded derivatives are accounted for at fair value. Universal life insurance secondary guarantee benefits ensure that the policy will not terminate, and will continue to provide a death benefit, even if there is insufficient policy value to cover the monthly deductions and charges. For the Company's GMWB products, the withdrawal benefit can exceed the guaranteed remaining balance ("GRB"). These GMDBs, GMIBs, the life-contingent portion of GMWBs and the universal life insurance secondary guarantees require an additional liability be held above the account value liability representing the policyholders’ funds. This liability is reported in reserve for future policy benefits in the Company’s Consolidated Balance Sheets. Changes in the death and other insurance benefit reserves are recorded in benefits, losses and loss adjustment expenses in the Company’s Consolidated Statements of Operations.
The death and other insurance benefit liability is determined by estimating the expected present value of the benefits in excess of the policyholder’s expected account value in proportion to the present value of total expected fees. The liability is accrued as actual fees are earned. The expected present value of benefits and fees are generally derived from a set of stochastic scenarios, that have been calibrated to our RTM separate account returns, and assumptions including market rates of return, volatility, discount rates, lapse rates and mortality experience. Consistent with the Company’s policy on the Unlock, the Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefits, losses and loss adjustment expense. For further information on the Unlock, see the Deferred Policy Acquisition Costs and Present Value of Future Profits accounting policy section within this footnote.
The Company reinsures a portion of its in-force GMDB and all of its universal life insurance secondary guarantees and net reinsurance costs are recognized ratably over the accumulation period based on total expected assessments.

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
Most of the Company’s property and casualty insurance products reserves are not discounted. However, the Company has discounted to present value certain reserves for indemnity payments due to permanently disabled claimants under workers’ compensation policies at an average interest rate of 3.5% in 2014 and 2013, respectively. These discounted reserves totaled approximately $1.0 billion at December 31, 2014 and 2013. The Company also has discounted liabilities for structured settlement agreements that provide fixed periodic payments to claimants. These structured settlements include annuities purchased to fund unpaid losses for permanently disabled claimants. Most of the annuities have been issued by the Company and these structured settlements are recorded at present value as annuity obligations, either within the reserve for future policy benefits if the annuity benefits are life-contingent or within other policyholder funds and benefits payable if the annuity benefits are not life-contingent. Annuities issued by the Company to fund structured settlement payments where the claimant has not released the Company of its obligation totaled $776 and $805 as of December 31, 2014 and 2013, respectively. These structured settlement liabilities were discounted to present value using an average interest rate of 6.7% in 2014 and 2013.
Life Insurance Products
Liabilities for future policy benefits are calculated by the net level premium method using interest, withdrawal and mortality assumptions appropriate at the time the policies were issued. The methods used in determining the liability for unpaid losses and future policy benefits are standard actuarial methods recognized by the American Academy of Actuaries. For the tabular reserves, discount rates are based on the Company’s earned investment yield and the morbidity/mortality tables used are standard industry tables modified to reflect the Company’s actual experience when appropriate. In particular, for the Company’s group disability known claim reserves, the morbidity table for the early durations of claims is based exclusively on the Company’s experience, incorporating factors such as gender, elimination period and diagnosis. These reserves are computed such that they are expected to meet the Company’s future policy obligations. Future policy benefits are computed at amounts that, with additions from estimated premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet the Company’s policy obligations at their maturities or in the event of an insured’s death. Changes in or deviations from the assumptions used for mortality, morbidity, expected future premiums and interest can significantly affect the Company’s reserve levels and related future operations.
Liabilities for the Company’s group life and disability contracts, as well as its individual term life insurance policies, include amounts for unpaid losses and future policy benefits. Liabilities for unpaid losses include estimates of amounts to fully settle known reported claims, as well as claims related to insured events that the Company estimates have been incurred but have not yet been reported. These reserve estimates are based on known facts and interpretations of circumstances, and consideration of various internal factors including The Hartford’s experience with similar cases, historical trends involving claim payment patterns, loss payments, pending levels of unpaid claims, loss control programs and product mix. In addition, the reserve estimates are influenced by consideration of various external factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. Group life and disability contracts with long tail claim liabilities are discounted because the payment pattern and the ultimate costs are reasonably fixed and determinable on an individual claim basis. These reserves were discounted to present value using a weighted average interest rate of 4.53% in 2014 and 4.71% in 2013.
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
Foreign Currency
Foreign currency translation gains and losses are reflected in stockholders’ equity as a component of accumulated other comprehensive income (loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at the exchange rates in effect at each year end and income statement accounts are translated at the average rates of exchange prevailing during the year. The national currencies of the international operations are generally their functional currencies. Gains and losses resulting from the remeasurement of foreign currency transactions are reflected in earnings in realized capital gains (losses) in the period in which they occur.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Dispositions

Sale of Hartford Life Insurance KK
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of HLIKK to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company for cash proceeds of $963. HLIKK sold variable and fixed annuity policies in Japan from 2001 to 2009 and had been in runoff since 2009. The sale transaction resulted in an after-tax loss on disposition of $659 in the year ended December 31, 2014. The operations of the Company's Japan business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements. The Company's Japan business is included in the Talcott Resolution reporting segment.
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and Hartford Life Insurance Company ("HLIC") by terminating intercompany agreements. Upon closing, the Buyer became responsible for all liabilities for the recaptured business. The Company has, however, continued to provide reinsurance for Japan fixed payout annuities of $763 as of December 31, 2014.
The following table summarizes the major classes of assets and liabilities transferred by the Company in connection with the sale of HLIKK.

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
Sale of Hartford Life International Limited
On December 12, 2013, the Company completed the sale of all of the issued and outstanding equity of HLIL in a cash transaction to Columbia Insurance Company, a Berkshire Hathaway company, for approximately $285. At closing, HLIL’s sole asset was its subsidiary, Hartford Life Limited, a Dublin-based company that sold variable annuities in the U.K. from 2005 to 2009. The sale transaction resulted in an after-tax loss of $102 upon disposition in the year ended December 31, 2013. The operations of the Company's U.K. variable annuity business meet the criteria for reporting as discontinued operations. For further information regarding discontinued operations, see Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements. The Company's U.K. variable annuities business is included in the Talcott Resolution reporting segment.
Sale of Retirement Plans
On January 1, 2013, the Company completed the sale of its Retirement Plans business to MassMutual for a ceding commission of $355. The business sold included products and services provided to corporations pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and products and services provided to municipalities and not-for-profit organizations under Sections 457 and 403(b) of the Code, collectively referred to as government plans. The sale was structured as a reinsurance transaction and resulted in an after-tax loss of $24 for the year ended December 31, 2013. The after-tax loss is primarily driven by the reduction in goodwill that is non-deductible for income tax purposes. The Company recognized a reinsurance loss on disposition of $634 offset by $634 in net realized capital gains for the year ended December 31, 2013.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Business Dispositions (continued)

The Retirement Plans business is included in the Talcott Resolution reporting segment. Retirement Plans total revenues were $706 and its net loss was $39 for the year ended December 31, 2012.
Sale of Individual Life
On January 2, 2013, the Company completed the sale of its Individual Life insurance business to Prudential for consideration of $615 consisting primarily of a ceding commission. The business sold included variable universal life, universal life, and term life insurance. The sale was structured as a reinsurance transaction and resulted in a loss on business disposition consisting of a reinsurance loss partially offset by realized capital gains. The Company recognized a reinsurance loss on business disposition of $533, pre-tax, which included a goodwill impairment charge of $342 and a loss accrual for premium deficiency of $191, for the year ended December 31, 2012.
Upon closing the Company recognized an additional $940 in reinsurance loss on disposition offset by $940 in realized capital gains for a $0 impact on income, pre-tax, for the year ended December 31, 2013. In addition, the Company reinsured $8.7 billion of policyholder liabilities and $5.3 billion of separate account liabilities under indemnity reinsurance arrangements. The reinsurance transaction does not extinguish the Company's primary liability on the insurance policies issued under the Individual Life business. The Company also transferred invested assets with a carrying value of $8.0 billion, exclusive of $1.4 billion of assets supporting the modified coinsurance agreement, net of cash transferred in place of short-term investments, to Prudential and recognized other non-cash decreases in assets totaling $1.8 billion relating to deferred acquisition costs, deferred income taxes, property and equipment and other assets and other non-cash decreases in liabilities totaling $1.5 billion relating to other liabilities including the $191 loss accrual for premium deficiency, associated with the disposition. The Company continued to sell life insurance products and riders during the transition period which ended on June 30, 2014. Prudential has assumed all expenses and risk for these sales through the reinsurance agreement.
The Individual Life business is included in the Talcott Resolution reporting segment. Individual Life total revenues were $1.4 billion and its net loss was $172 for the year ended December 31, 2012.
For additional information regarding business dispositions, see Note 9 - Goodwill of Notes to Consolidated Financial Statements.
Composition of Invested Assets Transferred
The following table summarizes invested assets transferred by the Company in 2013 in connection with the sale of the Retirement Plans and Individual Life businesses.

Carrying Value
As of December 31, 2012
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Earnings (Loss) per Share

The following table presents a reconciliation of net income (loss) and shares used in calculating basic earnings (loss) per common share to those used in calculating diluted earnings (loss) per common share. Dilutive potential common shares are included in the calculation of diluted per share amounts provided there is income from continuing operations, net of tax, available to common shareholders.

	For the years ended December 31,
(In millions, except for per share data)	2014	2013	2012
Earnings
Income from continuing operations
Income from continuing operations, net of tax	$1,349	$1,225	$220
Less: Preferred stock dividends	—	10	42
Income from continuing operations, net of tax, available to common shareholders	1,349	1,215	178
Add: Dilutive effect of preferred stock dividends	—	10	42
Income from continuing operations, net of tax, available to common shareholders and assumed conversion of preferred shares	1,349	1,225	220
Loss from discontinued operations, net of tax	(551)	(1,049)	(258)
Net income (loss)
Net income (loss)	798	176	(38)
Less: Preferred stock dividends	—	10	42
Net income (loss) available to common shareholders	$798	$166	$(80)
Add: Dilutive effect of preferred stock dividends	—	10	42
Net income (loss) available to common shareholders and assumed conversion of preferred shares	798	176	(38)
Shares
Weighted average common shares outstanding, basic	441.8	447.7	437.7
Dilutive effect of warrants	12.1	32.2	26.0
Dilutive effect of stock-based awards under compensation plans	6.3	4.5	2.2
Dilutive effect of mandatory convertible preferred shares	—	6.2	—
Weighted average shares outstanding and dilutive potential common shares [1]	460.2	490.6	465.9
Earnings (loss) per common share
Basic
Income from continuing operations, net of tax, available to common shareholders	$3.05	$2.71	$0.41
Loss from discontinued operations, net of tax	(1.24)	(2.34)	(0.59)
Net income (loss) available to common shareholders	$1.81	$0.37	$(0.18)
Diluted
Income from continuing operations, net of tax, available to common shareholders	$2.93	$2.50	$0.38
Loss from discontinued operations, net of tax	(1.20)	(2.14)	(0.55)
Net income (loss) available to common shareholders	$1.73	$0.36	$(0.17)

[1]	For additional information, see Note 15 - Equity and Note 18 - Stock Compensation Plans of Notes to Consolidated Financial Statements.
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
Under the if-converted method for mandatory convertible preferred stock the conversion to common shares is assumed if the inclusion of these shares and the related dividend adjustment are dilutive to the earnings per share calculation. For the year ended December 31, 2012, 20.9 million shares for mandatory convertible preferred shares, along with the related dividend adjustment, would have been antidilutive to the earnings (loss) per share calculations. Assuming the impact of the mandatory convertible preferred shares was not antidilutive, weighted average common shares outstanding and dilutive potential common shares would have totaled 486.8 million, for the year ended December 31, 2012.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information

The Company currently conducts business principally in six reporting segments, as well as a Corporate category. The Company's revenues from continuing operations are generated primarily in the United States ("U.S."). Any foreign sourced revenue in continuing operations is immaterial.
The Company’s reporting segments, as well as the Corporate category, are as follows:
Commercial Lines
Commercial Lines provides workers’ compensation, property, automobile, marine, livestock, liability and umbrella coverages primarily throughout the United States (“U.S.”), along with a variety of customized insurance products and risk management services including professional liability, bond, and specialty casualty coverages.
Personal Lines
Personal Lines provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP.
Property & Casualty Other Operations
Property & Casualty Other Operations includes certain property and casualty operations, currently managed by the Company, that have discontinued writing new business and including substantially all of the Company’s asbestos and environmental exposures.
Group Benefits
Group Benefits provides employers, associations, affinity groups and financial institutions with group life, accident and disability coverage, along with other products and services, including voluntary benefits, and group retiree health.
Mutual Funds
Mutual Funds offers investment products for retail and retirement accounts and provides investment management and administrative services such as product design, implementation and oversight. This business also includes the runoff of the mutual funds supporting the Company's variable annuity products.
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's individual annuity, the retained Japan fixed payout annuity liabilities, institutional and private-placement life insurance businesses. The Company's individual annuity business consist of U.S. annuity products for individuals, which include variable, fixed, and payout annuity products. In addition, Talcott Resolution includes the Retirement Plans and Individual Life businesses sold in 2013 and the Company's discontinued Japan and U.K. annuity businesses. For further information regarding the sale of these businesses, see Note 2 - Business Dispositions and Note 19 - Discontinued Operations of Notes to Consolidated Financial Statements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	For the years ended December 31,
Revenues	2014	2013	2012
Earned premiums, fees, and other considerations
Commercial Lines
Workers’ compensation	$2,971	$2,975	$2,987
Property	559	521	505
Automobile	591	579	587
Package business	1,163	1,139	1,160
Liability	582	566	562
Bond	210	201	205
Professional liability	213	222	253
Total Commercial Lines	6,289	6,203	6,259
Personal Lines
Automobile	2,613	2,522	2,526
Homeowners	1,193	1,138	1,110
Total Personal Lines [1]	3,806	3,660	3,636
Property & Casualty Other Operations	1	1	(2)
Group Benefits
Group disability	1,450	1,452	1,735
Group life	1,478	1,717	1,881
Other	167	161	194
Total Group Benefits	3,095	3,330	3,810
Mutual Funds
Mutual Fund	586	520	419
Talcott	137	148	207
Total Mutual Funds	723	668	626
Talcott Resolution	1,407	1,463	2,708
Corporate	11	11	167
Total earned premiums, fees, and other considerations	15,332	15,336	17,204
Net investment income:
Securities available-for-sale and other	3,153	3,263	4,126
Equity securities, trading	1	1	1
Total net investment income	3,154	3,264	4,127
Net realized capital gains	16	1,798	497
Other revenues	112	275	258
Total revenues	$18,614	$20,673	$22,086

[1]	For 2014, 2013 and 2012, AARP members accounted for earned premiums of $3.0 billion, $2.9 billion and $2.8 billion, respectively.

	For the years ended December 31,
Net income (loss)	2014	2013	2012
Commercial Lines	$983	$870	$547
Personal Lines	207	229	166
Property & Casualty Other Operations	(108)	(2)	57
Group Benefits	191	192	129
Mutual Funds	87	76	71
Talcott Resolution	(187)	(634)	1
Corporate	(375)	(555)	(1,009)
Net income (loss)	$798	$176	$(38)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Segment Information (continued)

	For the years ended December 31,
Amortization of deferred policy acquisition costs and present value of future profits	2014	2013	2012
Commercial Lines	$919	$905	$927
Personal Lines	348	332	332
Group Benefits	32	33	33
Mutual Funds	28	39	35
Talcott Resolution	402	485	663
Total amortization of deferred policy acquisition costs and present value of future profits	$1,729	$1,794	$1,990

	For the years ended December 31,
Income tax expense (benefit)	2014	2013	2012
Commercial Lines	$385	$320	$159
Personal Lines	92	100	65
Property & Casualty Other Operations	(51)	(20)	14
Group Benefits	63	63	31
Mutual Funds	49	42	38
Talcott Resolution	16	(7)	(99)
Corporate	(204)	(252)	(517)
Total income tax expense (benefit)	$350	$246	$(309)

	As of December 31,
Assets	2014	2013
Commercial Lines	$28,451	$27,119
Personal Lines	5,983	5,873
Property & Casualty Other Operations	4,328	4,331
Group Benefits	9,686	8,882
Mutual Funds	443	307
Talcott Resolution	191,801	222,269
Corporate [1]	4,321	9,103
Total assets	$245,013	$277,884

[1]
In 2014, the Company prospectively changed its methodology for allocating assets and liabilities to align with the legal entity capital of Property and Casualty, Group Benefits, Mutual Funds and Talcott Resolution and, within Property and Casualty, align assets and liabilities following the Company's internal capital allocation models. This resulted in a reallocation of assets and liabilities from Corporate to the segments.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are hedge funds where investment company accounting guidance has been applied to a wholly-owned fund of funds measured at fair value where an investment can be redeemed, or substantially redeemed, at the NAV at the measurement date or in the near-term, not to exceed 90 days. Derivative instruments classified within Level 2 are priced using observable market inputs such as swap yield curves and credit default swap curves.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Level 3 securities include less liquid securities, guaranteed product embedded and reinsurance derivatives and other complex derivative instruments, as well as hedge fund investments carried at fair value, consistent with investment company accounting guidance, that cannot be redeemed in the near-term at the NAV. Because Level 3 fair values, by their nature, contain one or more significant unobservable inputs, as there is little or no observable market for these assets and liabilities, considerable judgment is used to determine the Level 3 fair values. Level 3 fair values represent the Company’s best estimate of an amount that could be realized in a current market exchange absent actual market exchanges.

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $2.5 billion, and $1.3 billion, for the years ended December 31, 2014 and 2013, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the years ended December 31, 2014 and 2013, there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or are within illiquid markets.

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

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset backed securities ("ABS")	$2,472	$—	$2,350	$122
Collateralized debt obligations ("CDOs")	2,841	—	2,218	623
Commercial mortgage-backed securities ("CMBS")	4,415	—	4,131	284
Corporate	27,359	—	26,319	1,040
Foreign government/government agencies	1,636	—	1,577	59
States, municipalities and political subdivisions (“Municipal”)	12,871	—	12,805	66
Residential mortgage-backed securities ("RMBS")	3,918	—	2,637	1,281
U.S. Treasuries	3,872	106	3,766	—
Total fixed maturities	59,384	106	55,803	3,475
Fixed maturities, FVO	488	—	396	92
Equity securities, trading	11	11	—	—
Equity securities, AFS	1,047	786	163	98
Derivative assets
Credit derivatives	8	—	10	(2)
Equity derivatives	3	—	—	3
Interest rate derivatives	129	—	113	16
GMWB hedging instruments	119	—	5	114
Macro hedge program	93	—	—	93
Other derivative contracts	12	—	—	12
Total derivative assets [1]	364	—	128	236
Short-term investments	4,883	349	4,534	—
Limited partnerships and other alternative investments [2]	770	—	581	189
Reinsurance recoverable for GMWB	56	—	—	56
Modified coinsurance reinsurance contracts	34	—	34	—
Separate account assets [3]	132,211	91,537	40,096	578
Total assets accounted for at fair value on a recurring basis	$199,248	$92,789	$101,735	$4,724
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(139)	$—	$—	$(139)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(165)	—	—	(165)
Derivative liabilities
Credit derivatives	(16)	—	(9)	(7)
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(445)	—	(445)	—
Interest rate derivatives	(597)	—	(574)	(23)
GMWB hedging instruments	55	—	(1)	56
Macro hedge program	48	—	—	48
Total derivative liabilities [4]	(927)	—	(1,004)	77
Consumer notes [5]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(1,095)	$—	$(1,004)	$(91)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,365	$—	$2,218	$147
CDOs	2,387	—	1,723	664
CMBS	4,446	—	3,783	663
Corporate	28,490	—	27,216	1,274
Foreign government/government agencies	4,104	—	4,039	65
Municipal	12,173	—	12,104	69
RMBS	4,647	—	3,375	1,272
U.S. Treasuries	3,745	1,311	2,434	—
Total fixed maturities	62,357	1,311	56,892	4,154
Fixed maturities, FVO	844	—	651	193
Equity securities, trading	19,745	12	19,733	—
Equity securities, AFS	868	454	337	77
Derivative assets
Credit derivatives	25	—	20	5
Foreign exchange derivatives	14	—	14	—
Interest rate derivatives	(21)	—	(63)	42
GMWB hedging instruments	26	—	(42)	68
Macro hedge program	109	—	—	109
International program hedging instruments	272	—	241	31
Other derivative contracts	17	—	—	17
Total derivative assets [1]	442	—	170	272
Short-term investments	4,008	427	3,581	—
Limited partnerships and other alternative investments [2]	921	—	813	108
Reinsurance recoverable for GMWB	29	—	—	29
Modified coinsurance reinsurance contracts	67	—	67	—
Separate account assets [3]	138,495	99,930	37,828	737
Total assets accounted for at fair value on a recurring basis	$227,776	$102,134	$120,072	$5,570
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
U.S. GMWB	$(36)	$—	$—	$(36)
International GMWB	3	—	—	3
International other guaranteed living benefits	3	—	—	3
Equity linked notes	(18)	—	—	(18)
Total other policyholder funds and benefits payable	(48)	—	—	(48)
Derivative liabilities
Credit derivatives	(12)	—	(9)	(3)
Equity derivatives	19	—	16	3
Foreign exchange derivatives	(388)	—	(388)	—
Interest rate derivatives	(582)	—	(558)	(24)
GMWB hedging instruments	15	—	(63)	78
Macro hedge program	30	—	—	30
International program hedging instruments	(305)	—	(245)	(60)
Total derivative liabilities [4]	(1,223)	—	(1,247)	24
Consumer notes [5]	(2)	—	—	(2)
Total liabilities accounted for at fair value on a recurring basis	$(1,273)	$—	$(1,247)	$(26)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

[1]
Includes OTC and OTC-cleared derivative instruments in a net asset value position after consideration of the impact of collateral posting requirements which may be imposed by agreements, clearinghouse rules, and applicable law. As of December 31, 2014 and 2013, $413 and $128, respectively, of cash collateral liability was netted against the derivative asset value in the Consolidated Balance Sheets and is excluded from the table above. See footnote 4 below for derivative liabilities.

[2]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[3]
Approximately $2.5 billion and $2.4 billion of investment sales receivable, as of December 31, 2014 and 2013, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

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
Fixed Maturities, AFS; Equity Securities, AFS; Equity Securities, FVO; Fixed Maturities, FVO, Equity Securities, Trading; and Short-term Investments
The fair value of AFS and FVO securities, equity securities, trading, and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering the following primary sources of information: quoted prices for identical assets or liabilities, third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, and the remaining unpriced securities are submitted to independent brokers for prices, or priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities and trade prices that differ over 3% to the current day's price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends, and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models for OTC derivatives that utilize independent market data inputs, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of December 31, 2014 and 2013, 96% and 97%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities. Therefore the realized and unrealized gains and losses on derivatives reported in the Level 3 rollforward may not reflect the offsetting impact of the realized and unrealized gains and losses of the associated assets and liabilities.
Limited partnerships and other alternative investments
A portion of limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. These funds are fair valued using the net asset value per share or equivalent (“NAV”), as a practical expedient, calculated on a monthly basis and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company regularly assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others have been classified as Level 2.
Valuation Techniques and Inputs for Investments
Generally, the Company determines the estimated fair value of its AFS and FVO securities, equity securities, trading, and short-term investments using the market approach. The income approach is used for securities priced using a pricing matrix, as well as for derivative instruments. Certain limited partnerships and other alternative investments are measured at fair value using a NAV as a practical expedient. For Level 1 investments, which are comprised of on-the-run U.S. Treasuries, exchange-traded equity securities, short-term investments, and exchange traded futures and option contracts, valuations are based on observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is listed below:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets; as well as, hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value, and derivative instruments.

•
ABS, CDOs, CMBS and RMBS — Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates, including investment grade private placements — Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies - Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals — Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments — Primary inputs also include material event notices and new issue money market rates.

•	Equity securities, trading — Consist of investments in mutual funds. Primary inputs include net asset values obtained from third party pricing services.

•	Credit derivatives — Primary inputs include the swap yield curve and credit default swap curves.

•	Foreign exchange derivatives — Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives — Primary input is the swap yield curve.

•
Limited partnerships and other alternative investments — Primary inputs include a NAV for investment companies with no redemption restrictions as reported on their U.S. GAAP financial statements, which are recorded on a one-month lag.

Level 3
Most of the Company's securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate ("CRE") CDOs and RMBS primarily backed by sub-prime loans. Securities included in level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in Level 2 measurements noted above, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including municipal securities, foreign government/government agencies, bank loans and below investment grade private placement securities. Primary inputs for these long-dated securities are consistent with the typical inputs used in Level 1 and Level 2 measurements noted above, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the Level 1 and Level 2 measurements noted above, but also include equity and interest rate volatility and swap yield curves beyond observable limits.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Significant Unobservable Inputs for Level 3 Assets Measured at Fair Values
The following tables present information about significant unobservable inputs used in Level 3 assets measured at fair value. The tables exclude securities such as ABS and CRE CDOs for which fair values are predominately based on broker quotations.

	As of December 31, 2014
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$284	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46 bps	2,475 bps	284 bps	Decrease
Corporate [3]	568	Discounted cash flows	Spread	123 bps	765 bps	279 bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212 bps	212 bps	212 bps	Decrease
RMBS	1,281	Discounted cash flows	Spread	23 bps	1,904 bps	142 bps	Decrease
			Constant prepayment rate	—%	7.0%	2.0%	Decrease [4]
			Constant default rate	1.0%	14.0%	7.0%	Decrease
			Loss severity	—%	100.0%	78.0%	Decrease

	As of December 31, 2013
Securities				Unobservable Inputs
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Weighted Average [1]	Impact of Increase in Input on Fair Value [2]
CMBS	$663	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	99 bps	3,000 bps	527 bps	Decrease
Corporate [3]	665	Discounted cash flows	Spread	119 bps	5,594 bps	344 bps	Decrease
Municipal [3]	29	Discounted cash flows	Spread	184 bps	184 bps	184 bps	Decrease
RMBS	1,272	Discounted cash flows	Spread	62 bps	1,748 bps	232 bps	Decrease
			Constant prepayment rate	—%	10.0%	3.0%	Decrease [4]
			Constant default rate	1.0%	22.0%	8.0%	Decrease
			Loss severity	—%	100.0%	80.0%	Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table above.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as discussed below.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	As of December 31, 2014
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	22	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

	As of December 31, 2013
Freestanding Derivatives				Unobservable Inputs
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(24)	Discounted cash flows	Swap curve beyond 30 years	4%	4%	Increase
Long interest rate swaptions	42	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	72	Option model	Equity volatility	21%	29%	Increase
Customized swaps	74	Discounted cash flows	Equity volatility	10%	50%	Increase
Macro hedge program
Equity options	139	Option model	Equity volatility	24%	31%	Increase
International program hedging [2]
Equity options	(35)	Option model	Equity volatility	24%	37%	Increase
Short interest rate swaptions	(13)	Option model	Interest rate volatility	—%	1%	Decrease
Long interest rate swaptions	50	Option model	Interest rate volatility	1%	1%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

[2]	Excludes derivatives for which the Company based fair value on broker quotations.
Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO and certain credit derivatives. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include, but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the year ended December 31, 2014, no significant adjustments were made by the Company to broker prices received.
As of December 31, 2014 and 2013, excluded from the tables above are hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value which total $189 and $108, respectively, of Level 3 assets. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Product Derivatives
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB provides the policyholder with a GRB which is generally equal to premiums less withdrawals.  If the policyholder’s account value is reduced to the specified level through a combination of market declines and withdrawals but the GRB still has value, the Company is obligated to continue to make annuity payments to the policyholder until the GRB is exhausted. Certain contract provisions can increase the GRB at contractholder election or after the passage of time. The GMWB represents an embedded derivative in the variable annuity contract. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative is carried at fair value, with changes in fair value reported in net realized capital gains and losses. The Company’s GMWB liability is reported in other policyholder funds and benefits payable in the Consolidated Balance Sheets. The notional value of the embedded derivative is the GRB.
In valuing the embedded derivative, the Company attributes to the derivative a portion of the expected fees to be collected over the expected life of the contract from the contract holder equal to the present value of future GMWB claims. The excess of fees collected from the contract holder in the current period over the current period’s attributed fees are associated with the host variable annuity contract and reported in fee income.
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
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described below is unobservable in the marketplace and require subjectivity by the Company in determining their value. Oversight of the Company's valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls.
Best Estimate
Claim Payments
The Best Estimate Claim Payments is calculated based on actuarial and capital market assumptions related to projected cash flows, including the present value of benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior such as lapses, fund selection, resets and withdrawal utilization. For the customized derivatives, policyholder behavior is prescribed in the derivative contract. Because of the dynamic and complex nature of these cash flows, best estimate assumptions and a Monte Carlo stochastic process is used in valuation. The Monte Carlo stochastic process involves the generation of thousands of scenarios that assume risk neutral returns consistent with swap rates and a blend of observable implied index volatility levels. Estimating these cash flows involves numerous estimates and subjective judgments regarding a number of variables. These variables include expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates, and assumptions about policyholder behavior which emerge over time.

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
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $3, $(13) and $(69), for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the credit standing adjustment was $1 and $(1), respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
Assumption updates, including policyholder behavior assumptions, affected best estimates and margins for total pre-tax realized gains of $31, $75 and $274 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the behavior risk margin was $74 and $108, respectively.
In addition to the non-market-based updates described above, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $5, $33 and $106 for the years ended December 31, 2014, 2013 and 2012, respectively.
Significant unobservable inputs used in the fair value measurement of the GMWB embedded derivative and the GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the table.

Significant Unobservable Input	Unobservable Inputs (Minimum)	Unobservable Inputs (Maximum)	Impact of Increase in Input on Fair Value Measurement [1]
Withdrawal Utilization [2]	20%	100%	Increase
Withdrawal Rates [3]	—%	8%	Increase
Lapse Rates [4]	—%	75%	Decrease
Reset Elections [5]	20%	75%	Increase
Equity Volatility [6]	10%	40%	Increase

[1]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

[2]	Range represents assumed cumulative percentages of policyholders taking withdrawals.

[3]	Range represents assumed cumulative annual amount withdrawn by policyholders.

[4]	Range represents assumed annual percentages of full surrender of the underlying variable annuity contracts across all policy durations for in force business.

[5]	Range represents assumed cumulative percentages of policyholders that would elect to reset their guaranteed benefit base.

[6]	Range represents implied market volatilities for equity indices based on multiple pricing sources.

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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. Separate account assets classified as Level 3 primarily include limited partnerships in which fair value represents the separate account's share of the fair value of the equity in the investment ("net asset value") and are classified in Level 3, based on the Company's ability to redeem its investments.
Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The tables below provide fair value roll-forwards for the years ended December 31, 2014 and 2013, for the financial instruments classified as Level 3.
For the year ended December 31, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	—	12	28	(24)	(2)	—	11	25	19
Included in OCI [3]	3	(4)	(27)	10	9	7	12	10	—
Purchases	72	48	126	145	15	16	494	916	16
Settlements	(3)	(60)	(253)	(46)	(4)	—	(193)	(559)	(136)
Sales	(18)	(12)	(123)	(205)	(24)	(1)	(260)	(643)	(4)
Transfers into Level 3 [4]	75	72	17	255	—	—	—	419	6
Transfers out of Level 3 [4]	(154)	(97)	(147)	(369)	—	(25)	(55)	(847)	(2)
Fair value as of December 31, 2014	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$—	$—	$(3)	$(15)	$(2)	$—	$(1)	$(21)	$16

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Foreign exchange contracts	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$—	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	3	(4)	2	3	(42)	13	(12)	28	(5)	(17)
Included in OCI [3]	2	—	—	—	—	—	—	—	—	—
Purchases	30	(7)	—	—	19	4	14	9	—	39
Settlements	—	—	—	—	—	7	—	(41)	—	(34)
Sales	(14)	—	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	(2)	—	—	—	—	—	—	(2)
Transfers out of Level 3 [4]	—	—	—	—	(2)	—	—	33	—	31
Fair value as of December 31, 2014	$98	$(9)	$—	$6	$(7)	$170	$141	$—	$12	$313
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$(2)	$(4)	$—	$1	$(43)	$(1)	$(11)	$(18)	$(3)	$(79)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	4	13
Included in OCI [3]	—	—	—
Purchases	130	—	339
Settlements	—	23	(3)
Sales	(24)	—	(201)
Transfers into Level 3 [4]	53	—	37
Transfers out of Level 3 [4]	(79)	—	(344)
Fair value as of December 31, 2014	$189	$56	$578
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$1	$4	$8

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(36)	$3	$3	$(18)	$(48)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(2)	—	—	(8)	(10)	(1)
Settlements	(101)	(3)	(3)	—	(107)	—
Fair value as of December 31, 2014	$(139)	$—	$—	$(26)	$(165)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2014 [2] [7]	$(2)	$—	$—	$(8)	$(10)	$(1)
For the year ended December 31, 2013

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2013	$278	$944	$859	$2,001	$56	$227	$1,373	$5,738	$214
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(9)	22	(27)	5	(2)	2	38	29	59
Included in OCI [3]	31	138	115	(12)	(9)	(11)	52	304	—
Purchases	96	92	50	180	45	21	371	855	19
Settlements	(8)	(126)	(142)	(132)	(4)	—	(186)	(598)	(3)
Sales	(139)	(365)	(208)	(403)	(15)	(126)	(375)	(1,631)	(94)
Transfers into Level 3 [4]	3	32	65	149	—	—	—	249	2
Transfers out of Level 3 [4]	(105)	(73)	(49)	(514)	(6)	(44)	(1)	(792)	(4)
Fair value as of December 31, 2013	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(7)	$—	$(10)	$(9)	$—	$—	$(1)	$(27)	$43

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2013	$84	$4	$57	$(32)	$519	$286	$68	$23	$925
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(15)	—	(37)	24	(372)	(191)	(112)	(6)	(694)
Included in OCI [3]	6	—	—	—	—	—	—	—	—
Purchases	14	—	—	(3)	—	44	(38)	—	3
Settlements	—	(2)	(7)	3	(4)	—	(1)	—	(11)
Sales	(3)	—	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	(8)	—	(8)
Transfers out of Level 3 [4]	(9)	—	(10)	26	3	—	62	—	81
Fair value as of December 31, 2013	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(15)	$(1)	$(22)	$9	$(390)	$(187)	$(382)	$(6)	$(979)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2013	$314	$191	$583
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(18)	(192)	23
Purchases	135	—	250
Settlements	—	30	(2)
Sales	(22)	—	(88)
Transfers into Level 3 [4]	—	—	45
Transfers out of Level 3 [4]	(301)	—	(74)
Fair value as of December 31, 2013	$108	$29	$737
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$(18)	$(192)	$21

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2013	$(1,249)	$(50)	$2	$(7)	$(1,304)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1,306	13	3	(10)	1,312	—
Settlements	(93)	40	(2)	(1)	(56)	—
Fair value as of December 31, 2013	$(36)	$3	$3	$(18)	$(48)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at December 31, 2013 [2] [7]	$1,306	$13	$3	$(10)	$1,312	$—

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these rows are reported in net realized capital gains/losses. The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset/(liability) positions and reported in the Consolidated Balance Sheets in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[7]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.
Fair Value Option
The Company classifies the underlying fixed maturities held in certain consolidated investment funds within the Fixed Maturities, FVO line on the Consolidated Balance Sheets. The Company reports consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
FVO investments also include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate.
The Company also elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swap are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Consolidated Balance Sheets. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
The Company previously held fair value option investments in foreign government securities that aligned with the accounting for yen-based fixed annuity liabilities, which are adjusted for changes in foreign-exchange spot rates. These investments were previously held in a U.S. subsidiary and were disposed of as a consequence of the recapture of certain risks by HLIKK. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to Consolidated Financial Statements. The change in fair value on these investments was previously recorded as a component of net realized capital gains and losses, but has been reclassified to discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Consolidated Statements of Operations.

	For the years ended December 31,
	2014	2013
Assets
Fixed maturities, FVO
Corporate	$(3)	$(13)
CRE CDOs	18	11
Foreign government	—	(4)
RMBS	(1)	—
Total fixed maturities, FVO	$14	$(6)
Equity, FVO	(3)	—
Total realized capital gains (losses)	$11	$(6)
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Consolidated Balance Sheets.

	As of December 31,
	2014	2013
Assets
Fixed maturities, FVO
ABS	$15	$3
CRE CDOs	69	183
CMBS	22	8
Corporate	133	92
Foreign government	30	518
U.S. government	2	24
Municipals	2	1
RMBS	215	15
Total fixed maturities, FVO	$488	$844
Equity, FVO [1]	$348	$—

[1]	Included in equity securities, AFS on the Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of The Hartford’s financial instruments not carried at fair value and not included in the above fair value discussion as of December 31, 2014 and 2013.

		December 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,431	$1,431	$1,420	$1,480
Mortgage loans	Level 3	5,556	5,840	5,598	5,641
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$7,304	$7,522	$9,152	$9,352
Senior notes [2]	Level 2	5,009	5,837	5,206	5,845
Junior subordinated debentures [2]	Level 2	1,100	1,291	1,100	1,271
Revolving credit facility	Level 2	—	—	238	238
Consumer notes [3] [4]	Level 3	68	68	82	82
Assumed investment contracts [4]	Level 3	763	851	—	—

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Consolidated Balance Sheets.
Fair values for policy loans were determined using current loan coupon rates, which reflect the current rates available under the contracts. As a result, the carrying value approximates the fair value of the policy loans. During the second quarter of 2014, the Company changed the valuation technique used to estimate the fair value of policy loans, which previously was estimated by utilizing discounted cash flow calculations, using U.S. Treasury interest rates, based on the loan durations.
Fair values for mortgage loans were estimated using discounted cash flow calculations based on current lending rates for similar type loans. Current lending rates reflect changes in credit spreads and the remaining terms of the loans.
Fair values for other policyholder funds and benefits payable, and assumed investment contracts, not carried at fair value, are estimated based on the cash surrender values of the underlying policies or by estimating future cash flows discounted at current interest rates adjusted for credit risk.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments

Net Investment Income (Loss)

	For the years ended December 31,
(Before-tax)	2014	2013	2012
Fixed maturities [1]	$2,420	$2,552	$3,299
Equity securities, AFS	38	30	36
Mortgage loans	265	260	334
Policy loans	80	83	119
Limited partnerships and other alternative investments	294	287	196
Other investments [2]	179	167	248
Investment expenses	(122)	(115)	(105)
Total net investment income	$3,154	$3,264	$4,127

[1]	Includes net investment income on short-term investments.

[2]	Includes income from derivatives that hedge fixed maturities and qualify for hedge accounting.
Net Realized Capital Gains (Losses)

	For the years ended December 31,
(Before-tax)	2014	2013	2012
Gross gains on sales [1]	$527	$2,313	$801
Gross losses on sales	(250)	(659)	(420)
Net OTTI losses recognized in earnings [2]	(59)	(73)	(349)
Valuation allowances on mortgage loans	(4)	(1)	14
Periodic net coupon settlements on credit derivatives	1	(8)	(18)
Results of variable annuity hedge program
GMWB derivatives, net	5	262	519
Macro hedge program	(11)	(234)	(340)
Total results of variable annuity hedge program	(6)	28	179
Other, net [3]	(193)	198	290
Net realized capital gains	$16	$1,798	$497

[1]	Includes $1.5 billion of gains relating to the sales of the Retirement Plans and Individual Life businesses in the year ended December 31, 2013.

[2]	Includes $177 of intent-to-sell impairments relating to the Retirement Plans and Individual Life businesses sold for the year ended December 31, 2012.

[3]
Primarily consists of changes in the value of non-qualifying derivatives, including interest rate derivatives used to manage the risk of a rise in interest rates and manage duration, transactional foreign currency revaluation gains (losses) on the Japan fixed payout annuity liabilities assumed from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. For the years ended December 31, 2014, 2013, and 2012, gains (losses) from transactional foreign currency revaluation of the Japan fixed payout annuity liabilities were $116, $250, and $189, respectively. For the years ended December 31, 2014, 2013, and 2012, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $(148), $(268), and $(300), respectively. Also includes $71 and $110 of gains relating to the sales of the Retirement Plans and Individual Life businesses for the years ended December 31, 2013 and 2012, respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $217, $1.5 billion, and $32 for the years ended December 31, 2014, 2013, and 2012, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Sales of Available-for-Sale Securities

	For the years ended December 31,
	2014	2013	2012
Fixed maturities, AFS
Sale proceeds	$22,923	$39,225	$41,442
Gross gains [1]	456	2,143	825
Gross losses	(182)	(645)	(399)
Equity securities, AFS
Sale proceeds	$354	$274	$295
Gross gains	22	96	34
Gross losses	(20)	(6)	(20)

[1]	Includes $1.5 billion of gross gains related to the sale of the Individual Life and Retirement Plans businesses for the year ended December 31, 2013.
Sales of AFS securities in 2014 were primarily a result of duration and liquidity management, as well as tactical changes to the portfolio as a result of changing market conditions.
Other-Than-Temporary Impairment Losses
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held as of December 31, 2014, 2013 and 2012.

	For the years ended December 31,
(Before-tax)	2014	2013	2012
Balance as of beginning of period	$(552)	$(1,013)	$(1,676)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(15)	(19)	(28)
Securities previously impaired	(22)	(13)	(20)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	138	469	700
Securities the Company made the decision to sell or more likely than not will be required to sell	—	2	—
Securities due to an increase in expected cash flows	27	22	11
Balance as of end of period	$(424)	$(552)	$(1,013)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	December 31, 2014					December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non- Credit OTTI [1]
ABS	$2,470	$39	$(37)	$2,472	$(1)	$2,404	$25	$(64)	$2,365	$(2)
CDOs [2]	2,776	98	(36)	2,841	—	2,340	108	(59)	2,387	—
CMBS	4,235	196	(16)	4,415	(6)	4,288	216	(58)	4,446	(6)
Corporate	25,188	2,382	(211)	27,359	(3)	27,013	1,823	(346)	28,490	(7)
Foreign govt./govt. agencies	1,592	73	(29)	1,636	—	4,228	52	(176)	4,104	—
Municipal	11,735	1,141	(5)	12,871	—	11,932	425	(184)	12,173	—
RMBS	3,815	122	(19)	3,918	(1)	4,639	90	(82)	4,647	(4)
U.S. Treasuries	3,551	326	(5)	3,872	—	3,797	7	(59)	3,745	—
Total fixed maturities, AFS	55,362	4,377	(358)	59,384	(11)	60,641	2,746	(1,028)	62,357	(19)
Equity securities, AFS [3]	676	50	(27)	699	—	850	67	(49)	868	—
Total AFS securities	$56,038	$4,427	$(385)	$60,083	$(11)	$61,491	$2,813	$(1,077)	$63,225	$(19)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of December 31, 2014 and 2013.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in value will be recorded in net realized capital gains (losses).

[3]	As of December 31, 2014, excludes equity securities, FVO, with a cost of $351 and fair value of $348, which are included in equity securities, AFS on the Consolidated Balance Sheets.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	December 31, 2014		December 31, 2013
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$2,141	$2,168	$2,195	$2,228
Over one year through five years	11,264	11,827	11,930	12,470
Over five years through ten years	8,802	9,226	10,814	11,183
Over ten years	19,859	22,517	22,031	22,631
Subtotal	42,066	45,738	46,970	48,512
Mortgage-backed and asset-backed securities	13,296	13,646	13,671	13,845
Total fixed maturities, AFS	$55,362	$59,384	$60,641	$62,357
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities as of December 31, 2014. As of December 31, 2013, the Company's only exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities, was the Government of Japan, which represents $2.6 billion, or 14% of stockholders' equity, and 3% of total invested assets. As of December 31, 2014, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the State of Illinois, JP Morgan Chase &Co., and Goldman Sachs Group Inc. which each comprised less than 1% of total invested assets. As of December 31, 2013, other than U.S. government and certain U.S. government agencies, the Company’s three largest exposures by issuer were the Government of Japan, Goldman Sachs Group Inc., and State of Illinois which each comprised less than 4% of total invested assets. The Company’s three largest exposures by sector as of December 31, 2014 were municipal securities, financial services, and utilities which comprised approximately 17%, 7% and 6%, respectively, of total invested assets. The Company’s three largest exposures by sector as of December 31, 2013 were municipal investments, utilities, and financial services which comprised approximately 15%, 8% and 7%, respectively, of total invested assets.
Security Unrealized Loss Aging
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$897	$893	$(4)	$473	$440	$(33)	$1,370	$1,333	$(37)
CDOs [1]	748	743	(5)	1,489	1,461	(31)	2,237	2,204	(36)
CMBS	230	227	(3)	319	306	(13)	549	533	(16)
Corporate	3,082	2,980	(102)	1,177	1,068	(109)	4,259	4,048	(211)
Foreign govt./govt. agencies	363	349	(14)	227	212	(15)	590	561	(29)
Municipal	74	73	(1)	86	82	(4)	160	155	(5)
RMBS	320	318	(2)	433	416	(17)	753	734	(19)
U.S. Treasuries	432	431	(1)	361	357	(4)	793	788	(5)
Total fixed maturities, AFS	6,146	6,014	(132)	4,565	4,342	(226)	10,711	10,356	(358)
Equity securities, AFS [2]	172	160	(12)	102	87	(15)	274	247	(27)
Total securities in an unrealized loss position	$6,318	$6,174	$(144)	$4,667	$4,429	$(241)	$10,985	$10,603	$(385)

	December 31, 2013
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$893	$888	$(5)	$477	$418	$(59)	$1,370	$1,306	$(64)
CDOs [1]	137	135	(2)	1,933	1,874	(57)	2,070	2,009	(59)
CMBS	812	788	(24)	610	576	(34)	1,422	1,364	(58)
Corporate	4,922	4,737	(185)	1,225	1,064	(161)	6,147	5,801	(346)
Foreign govt./govt. agencies	2,961	2,868	(93)	343	260	(83)	3,304	3,128	(176)
Municipal	3,150	2,994	(156)	190	162	(28)	3,340	3,156	(184)
RMBS	2,046	2,008	(38)	591	547	(44)	2,637	2,555	(82)
U.S. Treasuries	2,914	2,862	(52)	33	26	(7)	2,947	2,888	(59)
Total fixed maturities, AFS	17,835	17,280	(555)	5,402	4,927	(473)	23,237	22,207	(1,028)
Equity securities, AFS [2]	196	188	(8)	223	182	(41)	419	370	(49)
Total securities in an unrealized loss position	$18,031	$17,468	$(563)	$5,625	$5,109	$(514)	$23,656	$22,577	$(1,077)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities. Subsequent changes in fair value are recorded in net realized capital gains (losses).

[2]	As of December 31, 2014, excludes equity securities, FVO which are included in equity securities, AFS on the Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

As of December 31, 2014, AFS securities in an unrealized loss position, consisted of 3,065 securities, primarily in the corporate sector, which are depressed primarily due to an increase in interest rates and/or wider credit spreads since the securities were purchased. As of December 31, 2014, 92% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses during 2014 was primarily attributable to a decrease in interest rates.
Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector and structured securities with exposure to commercial and residential real estate. Corporate securities are primarily depressed because the securities have floating-rate coupons and have long-dated maturities or are perpetual and current credit spreads are wider than when these securities were purchased. For certain commercial and residential real estate securities, current market spreads continue to be wider than spreads at the securities' respective purchase dates, even though credit spreads have continued to tighten over the past five years. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined above.
Mortgage Loans

	December 31, 2014			December 31, 2013
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,574	$(18)	$5,556	$5,665	$(67)	$5,598

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of December 31, 2014 and 2013, the carrying value of mortgage loans associated with the valuation allowance was $140 and $191, respectively. Included in the table above are mortgage loans held-for-sale with a carrying value and valuation allowance of $61 and $3, respectively, as of December 31, 2013. The carrying value of these loans is included in mortgage loans in the Company’s Consolidated Balance Sheets. There were no mortgage loans held-for-sale as of December 31, 2014. As of December 31, 2014, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	For the years ended December 31,
	2014	2013	2012
Balance as of January 1	$(67)	$(68)	$(102)
(Additions)/Reversals	(4)	(2)	14
Deductions	53	3	20
Balance as of December 31	$(18)	$(67)	$(68)
The decline in the valuation allowance as compared to December 31, 2013 resulted from the sale of the underlying collateral supporting one commercial mortgage loan. The loan was fully reserved for and the Company did not recover any proceeds as a result of the sale.
The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 57% as of December 31, 2014, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCRs compare a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.51x as of December 31, 2014. As of December 31, 2014, the Company held only one delinquent commercial mortgage loan past due by 90 days or more. The carrying value and valuation allowance of this loan totaled $7 and $0, respectively, and was not accruing income. As of December 31, 2013, the Company held one delinquent commercial mortgage loan past due by 90 days or more. This loan had a total carrying value and valuation allowance totaled $0 and $50, respectively, and was not accruing income.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	December 31, 2014		December 31, 2013
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$53	1.07x	$101	0.99x
65% - 80%	789	1.75x	1,195	1.82x
Less than 65%	4,714	2.66x	4,302	2.53x
Total commercial mortgage loans	$5,556	2.51x	$5,598	2.34x
The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	December 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$211	3.8%	$187	3.3%
Middle Atlantic	468	8.4%	409	7.3%
Mountain	88	1.6%	104	1.9%
New England	381	6.9%	353	6.3%
Pacific	1,607	29.0%	1,587	28.3%
South Atlantic	1,019	18.3%	899	16.1%
West North Central	44	0.8%	47	0.8%
West South Central	302	5.4%	338	6.0%
Other [1]	1,436	25.8%	1,674	30.0%
Total mortgage loans	$5,556	100.0%	$5,598	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	December 31, 2014		December 31, 2013
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$46	0.8%	$125	2.2%
Industrial	1,476	26.6%	1,718	30.7%
Lodging	26	0.5%	27	0.5%
Multifamily	1,190	21.4%	1,155	20.6%
Office	1,517	27.3%	1,278	22.8%
Retail	1,147	20.6%	1,140	20.4%
Other	154	2.8%	155	2.8%
Total mortgage loans	$5,556	100.0%	$5,598	100.0%
Variable Interest Entities
The Company is involved with various special purpose entities and other entities that are deemed to be VIEs primarily as a collateral or investment manager and as an investor through normal investment activities, as well as a means of accessing capital through a contingent capital facility. For further information on the facility, see Note 12 - Debt of Notes to Consolidated Financial Statements.
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

	December 31, 2014			December 31, 2013
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$5	$5	$—	$31	$33	$—
Investment funds [4]	238	—	243	164	—	173
Limited partnerships and other alternative investments	3	1	2	4	—	4
Total	$246	$6	$245	$199	$33	$177

[1]	Included in other liabilities in the Company’s Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in fixed maturities, AFS and short-term investments, or cash in the Company’s Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, and equity, AFS in the Company's Consolidated Balance Sheets.
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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Consolidated Balance Sheets. This VIE represents a contingent capital facility (“facility”) that has been held by the Company since February 2007 for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the facility were $12 and $14 as of December 31, 2014, respectively, and $17 and $19, respectively, as of December 31, 2013. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of December 31, 2014 and 2013, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 12 - Debt of Notes to Consolidated Financial Statements.
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
The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014 or December 31, 2013.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of December 31, 2014 and 2013, the fair value of securities on deposit was approximately $2.5 billion and $1.9 billion, respectively.
As of December 31, 2013, the Company pledged as collateral $272 in Japan government bonds reported in fixed maturities, AFS, associated with short-term debt of $238. The collateral and short-term debt were related to the Japan variable and fixed annuity business and were transferred to the Buyer as of June 30, 2014.
As of December 31, 2014 and 2013, the Company has pledged as collateral $34 and $34, respectively, of U.S. government securities and government agency securities for letters of credit.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Equity Method Investments
The majority of the Company's investments in limited partnerships and other alternative investments, including hedge funds, mortgage and real estate funds, mezzanine debt funds, and private equity and other funds (collectively, “limited partnerships”), are accounted for under the equity method of accounting. The Company’s maximum exposure to loss as of December 31, 2014 is limited to the total carrying value of $2.9 billion. In addition, the Company has outstanding commitments totaling $604 to fund limited partnership and other alternative investments as of December 31, 2014. The Company’s investments in limited partnerships are generally of a passive nature in that the Company does not take an active role in the management of the limited partnerships. In 2014, aggregate investment income from limited partnerships and other alternative investments exceeded 10% of the Company’s pre-tax consolidated net income. Accordingly, the Company is disclosing aggregated summarized financial data for the Company’s limited partnership investments. This aggregated summarized financial data does not represent the Company’s proportionate share of limited partnership assets or earnings. Aggregate total assets of the limited partnerships in which the Company invested totaled $85.8 billion and $85.6 billion as of December 31, 2014 and 2013, respectively. Aggregate total liabilities of the limited partnerships in which the Company invested totaled $10.6 billion and $11.4 billion as of December 31, 2014 and 2013, respectively. Aggregate net investment income of the limited partnerships in which the Company invested totaled $3.6 billion, $1.8 billion and $1.0 billion for the periods ended December 31, 2014, 2013 and 2012, respectively. Aggregate net income of the limited partnerships in which the Company invested totaled $9.6 billion, $8.4 billion and $7.2 billion for the periods ended December 31, 2014, 2013 and 2012, respectively. As of, and for the period ended, December 31, 2014, the aggregated summarized financial data reflects the latest available financial information.

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
Strategies that qualify for hedge accounting
Certain derivatives the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 of these financial statements. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the securities being hedged closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
The non-qualifying strategies include:
Interest rate swaps, swaptions, and futures
The Company may use interest rate swaps, swaptions, and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of December 31, 2014 and 2013, the notional amount of interest rate swaps in offsetting relationships was $13.1 billion and $6.9 billion, respectively.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan fixed payout annuity hedge
The Company formerly offered certain variable annuity products with a GMIB rider through HLIKK, a former indirect wholly-owned subsidiary that was sold on June 30, 2014. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements. The Company will continue to reinsure from HLIKK the Japan fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.

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
Equity index swaps and options
Beginning in 2014, the Company entered into total return swaps to hedge equity risk of equity common stock investments which are accounted for using fair value option in order to align the accounting treatment with net realized capital gains (losses). The Company also enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
GMWB derivatives, net
The Company formerly offered certain variable annuity products with GMWB riders. The GMWB product is a bifurcated embedded derivative (“GMWB product derivatives”) that has a notional value equal to the GRB. The Company uses reinsurance contracts to transfer a portion of its risk of loss due to GMWB. The reinsurance contracts covering GMWB (“GMWB reinsurance contracts”) are accounted for as free-standing derivatives with a notional amount equal to the GRB amount.
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

	Notional Amount		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Customized swaps	$7,041	$7,839	$124	$74
Equity swaps, options, and futures	3,761	4,237	39	44
Interest rate swaps and futures	3,640	6,615	11	(77)
Total	$14,442	$18,691	$174	$41
Macro hedge program
The Company utilizes equity options, swaps and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Equity options and swaps	$5,983	$9,934	$141	$139
Foreign currency options	400	—	—	—
Total	$6,383	$9,934	$141	$139
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Modified coinsurance reinsurance contracts
As of December 31, 2014 and 2013, the Company had approximately $1.0 billion and $1.3 billion, respectively, of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The fair value amounts presented below do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements, is $1.1 billion and $1.3 billion as of December 31, 2014 and 2013, respectively. Derivatives in the Company’s separate accounts where the associated gains and losses accrue directly to policyholders are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The tables below exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements of Notes to the Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
Cash flow hedges
Interest rate swaps	$3,999	$5,026	$44	$(92)	$52	$50	$(8)	$(142)
Foreign currency swaps	143	143	(19)	(5)	3	2	(22)	(7)
Total cash flow hedges	4,142	5,169	25	(97)	55	52	(30)	(149)
Fair value hedges
Interest rate swaps	32	1,799	—	(24)	—	3	—	(27)
Total fair value hedges	32	1,799	—	(24)	—	3	—	(27)
Non-qualifying strategies
Interest rate contracts
Interest rate swaps, caps, floors, and futures	15,254	8,453	(512)	(487)	536	171	(1,048)	(658)
Foreign exchange contracts
Foreign currency swaps and forwards	177	258	1	(9)	3	6	(2)	(15)
Japan fixed payout annuity hedge	1,319	1,571	(427)	(354)	—	—	(427)	(354)
Japanese fixed annuity hedging instruments [1]	—	1,436	—	(6)	—	88	—	(94)
Credit contracts
Credit derivatives that purchase credit protection	595	938	(6)	(15)	4	1	(10)	(16)
Credit derivatives that assume credit risk [2]	1,487	1,886	3	33	14	36	(11)	(3)
Credit derivatives in offsetting positions	5,343	7,764	(3)	(7)	53	76	(56)	(83)
Equity contracts
Equity index swaps and options	635	358	2	(1)	31	19	(29)	(20)
Variable annuity hedge program
GMWB product derivative [3]	17,908	21,512	(139)	(36)	—	—	(139)	(36)
GMWB reinsurance contracts	3,659	4,508	56	29	56	29	—	—
GMWB hedging instruments	14,442	18,691	174	41	289	333	(115)	(292)
Macro hedge program	6,383	9,934	141	139	180	178	(39)	(39)
International program product derivatives [1]	—	366	—	6	—	6	—	—
International program hedging instruments [1]	—	73,048	—	(33)	—	866	—	(899)
Other
Contingent capital facility put option	500	500	12	17	12	17	—	—
Modified coinsurance reinsurance contracts	974	1,250	34	67	34	67	—	—
Total non-qualifying strategies	68,676	152,473	(664)	(616)	1,212	1,893	(1,876)	(2,509)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$72,850	$159,441	$(639)	$(737)	$1,267	$1,948	$(1,906)	$(2,685)
Balance Sheet Location
Fixed maturities, available-for-sale	$454	$473	$2	$(2)	$2	$1	$—	$(3)
Other investments	23,014	53,219	364	442	624	909	(260)	(467)
Other liabilities	26,791	78,064	(930)	(1,225)	551	936	(1,481)	(2,161)
Reinsurance recoverables	4,633	5,758	90	96	90	96	—	—
Other policyholder funds and benefits payable	17,958	21,927	(165)	(48)	—	6	(165)	(54)
Total derivatives	$72,850	$159,441	$(639)	$(737)	$1,267	$1,948	$(1,906)	$(2,685)

[1]
Represents hedge programs formerly associated with the Japan variable and fixed annuity products which were terminated due to the sale of HLIKK during 2014. For further information on the sale, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2013 was primarily due to the following:

•
The decrease in notional amount related to the international program hedging instruments resulted from the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.

•	The decrease in notional amount related to the GMWB hedging instruments primarily resulted from portfolio re-balancing, including the termination of offsetting positions.

•	The decrease in notional amount associated with the macro hedge program was primarily driven by the expiration of certain out-of-the-money options.

•
These declines in notional amount were partially offset by an increase in notional amount related to non-qualifying interest rate swaps and futures related to duration shortening positions, which were subsequently closed by offset.

Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2013 was primarily related to the following:

•	The increase in fair value of qualifying interest rate derivatives was primarily due to a decline in interest rates.

•
The net increase in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily driven by liability model assumption updates and increased volatility, partially offset by a decline in fair value resulting from policyholder behavior primarily related to increased surrenders.

•
The increase in the fair value associated with the international program hedging instruments resulted from the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK. For further discussion on the sale, see the Sale of Hartford Life Insurance KK section in Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.

•
These improvements in fair value were partially offset by a decrease in fair value associated with the fixed payout annuity hedges primarily driven by a decline in U.S. interest rates and by a depreciation of the Japanese yen in relation to the U.S. dollar.

•
Additional declines in fair value related to modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, were driven by a decline in interest rates, slightly offset by credit spread widening.

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
As of December 31, 2014

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,175	$969	$364	$(158)	$109	$97

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,741)	$(799)	$(927)	$(15)	$(1,079)	$137
As of December 31, 2013

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,845	$1,463	$442	$(60)	$242	$140

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(2,626)	$(1,496)	$(1,223)	$93	$(1,204)	$74

[1]	Included in other investments in the Company's Consolidated Balance Sheets.

[2]	Included in other assets in the Company's Consolidated Balance Sheets and is limited to the net derivative receivable associated with each counterparty.

[3]
Included in other liabilities in the Company's Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(3) and $(2) as of December 31, 2014 and December 31, 2013, respectively, which were not eligible for offset in the Company's Consolidated Balance Sheets.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following table presents the components of the gain or loss on derivatives that qualify as cash flow hedges:

Derivatives in Cash Flow Hedging Relationships
	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013	2012	2014	2013	2012
Interest rate swaps	$150	$(315)	$120	$2	$(3)	$—
Foreign currency swaps	(10)	12	(31)	—	—	—
Total	$140	$(303)	$89	$2	$(3)	$—

Derivatives in Cash Flow Hedging Relationships
		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Location	2014	2013	2012
Interest rate swaps	Net realized capital gain/(loss)	$(1)	$91	$90
Interest rate swaps	Net investment income	87	97	140
Foreign currency swaps	Net realized capital gain/(loss)	(13)	4	(6)
Total		$73	$192	$224
As of December 31, 2014, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $63. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately two years.
During the years ended December 31, 2014 and 2013, the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring. For the year ended December 31, 2012 the before-tax deferred net gains on derivative instruments reclassified from AOCI to earnings totaled $99 which primarily resulted from the discontinuance of cash flow hedges due to forecasted transactions no longer probable of occurring associated with variable rate bonds sold as part of the Individual Life and Retirement Plans business dispositions. For further information on the business dispositions, see Note 2 - Business Dispositions of Notes to the Consolidated Financial Statements.
Fair Value Hedges
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged items attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:

Derivatives in Fair Value Hedging Relationships
	Gain (Loss) Recognized in Income [1]
	2014		2013		2012
	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate swaps
Net realized capital gains (losses)	$(3)	$1	$7	$(12)	$(4)	$2
Foreign currency swaps
Net realized capital gains (losses)	—	—	1	(1)	(7)	7
Benefits, losses and loss adjustment expenses	—	—	(2)	2	(6)	6
Total	$(3)	$1	$6	$(11)	$(17)	$15

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:

Non-qualifying Strategies
Gain (Loss) Recognized within Net Realized Capital Gains (Losses)
	December 31,
	2014	2013	2012
Interest rate contracts
Interest rate swaps, caps, floors, and forwards	$(172)	$50	$22
Foreign exchange contracts
Foreign currency swaps and forwards	6	5	19
Japan fixed payout annuity hedge [1]	(148)	(268)	(300)
Credit contracts
Credit derivatives that purchase credit protection	(10)	(38)	(61)
Credit derivatives that assume credit risk	16	71	291
Equity contracts
Equity index swaps and options	3	(33)	(39)
Variable annuity hedge program
GMWB product derivative	(2)	1,306	1,430
GMWB reinsurance contracts	4	(192)	(280)
GMWB hedging instruments	3	(852)	(631)
Macro hedge program	(11)	(234)	(340)
Other
Contingent capital facility put option	(6)	(7)	(6)
Modified coinsurance reinsurance contracts	(34)	67	—
Derivative instruments formerly associated with Japan [3]	(2)	—	—
Total [2]	$(353)	$(125)	$105

[1]
The associated liability is adjusted for changes in spot rates through realized capital gains and was $116, $250 and $189 for the years ended December 31, 2014, 2013 and 2012, respectively, which is not presented in this table

[2]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

[3]	These amounts relate to the termination of the hedging program associated with the Japan variable annuity product due to the sale of HLIKK.
For the year ended December 31, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate derivatives used to manage the risk of a rise in interest rates and manage duration, was driven by a decline in U.S. interest rates.

•	The net loss related to the Japan fixed payout annuity hedge was primarily driven by a decline in U.S. interest rates and a depreciation of the Japanese yen in relation to the U.S. dollar.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in long-term interest rates, partially offset by credit spread widening. The assets remain on the Company's books and the Company recorded an offsetting gain in AOCI as a result of the increase in market value of the bonds.

In addition, for the year ended December 31, 2014 the Company recognized gains of $13, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing. For the years ended December 31, 2013 and 2012 there were no recognized gains and gains of $9, respectively, due to derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

For the year ended December 31, 2013 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to the Japan fixed annuity payout hedge was primarily driven by a depreciation of the Japanese yen in relation to the U.S. dollar.

•	The net loss on the macro hedge program was primarily due to an improvement in domestic equity markets, an increase in interest rates, and a decline in equity volatility.

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

•	The gain on credit derivatives that assume credit risk as part of replication transactions resulted from credit spread tightening.

•	The net loss on the macro hedge program was primarily due to the passage of time, an improvement in domestic equity markets, and a decrease in equity volatility.

•
The net loss related to the Japan fixed annuity payout hedge was primarily driven by a depreciation of the Japanese yen in relation to the U.S. dollar, the strengthening of the currency basis swap spread between the U.S. dollar and the Japanese yen, and a decline in U.S. interest rates.

Refer to Note 14 - Commitments and Contingencies for additional disclosures regarding contingent credit related features in derivative agreements.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of December 31, 2014 and 2013.

As of December 31, 2014
				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$320	$5	2 years	Corporate Credit/ Foreign Gov.	BBB+	$247	$(5)
Below investment grade risk exposure	29	—	2 years	Corporate Credit	BB	29	(1)
Basket credit default swaps [4]
Investment grade risk exposure	2,546	33	3 years	Corporate Credit	BBB	1,973	(25)
Below investment grade risk exposure	38	(1)	12 years	Corporate Credit	D	—	—
Investment grade risk exposure	722	(12)	6 years	CMBS Credit	AA+	269	3
Below investment grade risk exposure	154	(22)	2 years	CMBS Credit	CCC+	154	23
Embedded credit derivatives
Investment grade risk exposure	350	342	2 years	Corporate Credit	A	—	—
Total [5]	$4,159	$345				$2,672	$(5)

As of December 31, 2013
				Unifying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$1,259	$8	1 year	Corporate Credit/ Foreign Gov.	A	$1,066	$(9)
Below investment grade risk exposure	24	—	1 year	Corporate Credit	CCC	24	(1)
Basket credit default swaps [4]
Investment grade risk exposure	3,447	50	3 years	Corporate Credit	BBB	2,270	(35)
Below investment grade risk exposure	166	15	5 years	Corporate Credit	BB-	—	—
Investment grade risk exposure	327	(7)	3 years	CMBS Credit	A	327	7
Below investment grade risk exposure	195	(31)	3 years	CMBS Credit	B-	195	31
Embedded credit derivatives
Investment grade risk exposure	350	339	3 years	Corporate Credit	BBB+	—	—
Total [5]	$5,768	$374				$3,882	$(7)

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

[4]
Includes $3.5 billion and $4.1 billion as of December 31, 2014 and 2013, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 5 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of December 31, 2014 and 2013, the Company pledged cash collateral associated with derivative instruments with a fair value of $120 and $347, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Consolidated Balance Sheets. As of December 31, 2014 and 2013, the Company also pledged securities collateral associated with derivative instruments with a fair value of $1.1 billion and $1.3 billion, respectively, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of December 31, 2014 and 2013, the Company accepted cash collateral associated with derivative instruments of $327 and $180, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of December 31, 2014 and 2013 with a fair value of $109 and $243, respectively, of which the Company has the ability to sell or repledge $97 and $191, respectively. As of December 31, 2014 and 2013, the fair value of repledged securities totaled $0 and $39, respectively, and the Company did not sell any securities. In addition, as of December 31, 2014 and 2013, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reinsurance

The Company cedes insurance to affiliated and unaffiliated insurers to enable the Company to manage capital and risk exposure. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company's procedures include careful initial selection of its reinsurers, structuring agreements to provide collateral funds where necessary, and regularly monitoring the financial condition and ratings of its reinsurers. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to MassMutual and Prudential, respectively. For further discussion of these transactions, see Note 2 -Business Dispositions of Notes to Consolidated Financial Statements.
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
The Company's reinsurance recoverables are summarized as follows:

	As of December 31,
	2014	2013
Property and Casualty Insurance Products:
Paid loss and loss adjustment expenses	$133	$138
Unpaid loss and loss adjustment expenses	2,868	2,841
Gross reinsurance recoverables	3,001	2,979
Allowance for uncollectible reinsurance	(271)	(244)
Net reinsurance recoverables	$2,730	$2,735
Life Insurance Products:
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable
Sold businesses (MassMutual and Prudential)	$18,997	$19,374
Other reinsurers	1,193	1,221
Net reinsurance recoverables [1]	$20,190	$20,595
Reinsurance recoverables, net	$22,920	$23,330

[1]	No allowance for uncollectible reinsurance is required as of December 31, 2014 and 2013.
As of December 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.4 billion, respectively. As of December 31, 2013, the Company has reinsurance recoverables from MassMutual and Prudential of $9.5 billion and $9.9 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of December 31, 2014, the fair value of assets held in trust securing the Company's reinsurance recoverables from MassMutual and Prudential is $9.0 billion for each of these parties. As of December 31, 2014, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Reinsurance (continued)

Insurance Revenues
The effect of reinsurance on property and casualty premiums written and earned is as follows:

	For the years ended December 31,
Premiums Written	2014	2013	2012
Direct	$10,571	$10,564	$10,405
Assumed	275	247	230
Ceded	(602)	(882)	(788)
Net	$10,244	$9,929	$9,847
Premiums Earned
Direct	$10,531	$10,494	$10,484
Assumed	264	241	205
Ceded	(699)	(871)	(796)
Net	$10,096	$9,864	$9,893
The reduction in ceded premium for the year ended December 31, 2014 was driven by the Company's decision to exit unprofitable programs, including captive programs where the Company ceded direct premiums to insured captive insurance companies. Ceded losses, which reduce losses and loss adjustment expenses incurred, were $502, $459, and $512 for the years ended December 31, 2014, 2013, and 2012, respectively.
The effect of reinsurance on life insurance earned premiums and fee income is as follows:

	For the years ended December 31,
	2014	2013	2012
Gross earned premiums, fees and other considerations	$6,029	$6,435	$6,905
Reinsurance assumed	193	138	137
Reinsurance ceded	(1,720)	(1,780)	(524)
Net earned premiums, fees and other considerations	$4,502	$4,793	$6,518
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
The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Insurance recoveries on ceded reinsurance agreements, which reduce death and other benefits, were $863, $913 and $285 for the years ended December 31, 2014, 2013, and 2012, respectively.
In addition, the Company has reinsured a portion of the risk associated with variable annuities and the associated GMDB and GMWB riders.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Deferred Policy Acquisition Costs and Present Value of Future Profits

Changes in the DAC balance are as follows:

	For the years ended December 31,
	2014	2013	2012
Balance, beginning of period	$2,161	$5,725	$6,556
Deferred Costs	1,364	1,330	1,639
Amortization — DAC	(1,593)	(1,615)	(1,844)
Amortization — Unlock charge, pre-tax [1]	(136)	(1,086)	(144)
Amortization — DAC related to business dispositions [2] [3]	—	(2,229)	—
Adjustments to unrealized gains and losses on securities AFS and other	27	122	(364)
Effect of currency translation	—	(86)	(118)
Balance, end of period	$1,823	$2,161	$5,725

[1]
Includes Unlock charge of $887 related to elimination of future estimated gross profits on the Japan variable annuity block in the first quarter of 2013. As a result of the Japan annuity business sale completed in June 2014, this Unlock charge has been reclassified to discontinued operations. For further information regarding this transaction, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Goodwill

The carrying value of goodwill allocated to reporting units as of December 31, 2014 and 2013 is as follows:

	Gross	Accumulated Impairments	Carrying Value
Personal Lines	$119	$—	$119
Mutual Funds	149	—	149
Corporate [1]	585	(355)	230
Total	$853	$(355)	$498

[1]	Carrying value as of December 31, 2014 and 2013 includes $138 and $92 for the Group Benefits and Mutual Funds reporting units, respectively.
Year ended December 31, 2014
The annual goodwill assessment for the Group Benefits, Personal Lines, and Mutual Funds reporting units was completed as of October 31, 2014, which resulted in no write-downs of goodwill for the year ended December 31, 2014. The reporting units passed the first step of their annual impairment test with a significant margin with the exception of the Group Benefits reporting unit. Group Benefits passed the first step of its annual impairment test with less than a 10% margin. The fair value of the Group Benefits reporting unit is based on discounted cash flows using earnings projections on in force business and future business growth. There could be a positive or negative impact on the results of step one in future periods if assumptions change about the level of capital, future business growth, earnings projections or the weighted average cost of capital.
Year ended December 31, 2013
During the first quarter of 2013, the Company completed the sale of its Retirement Plans business to MassMutual. Accordingly, the carrying value of the reporting unit's goodwill of $156 was reduced and included in reinsurance loss on disposition in the Company's Consolidated Statements of Operations.
The annual goodwill assessment for the Mutual Funds, Group Benefits, and Personal Lines reporting units was completed as of October 31, 2013, which resulted in no write-downs of goodwill for the year ended December 31, 2013. All reporting units passed the first step of their annual impairment test with a significant margin.
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
The Company completed interim impairment tests during each of the first three quarters of 2012 for the Individual Life reporting unit which resulted in no impairment of goodwill in the first and second quarters of 2012. In the third quarter of 2012, the Individual Life reporting unit failed the goodwill impairment test as the carrying amount of the Individual Life reporting unit's goodwill exceeded the implied goodwill value. Accordingly, an impairment loss of $342 was recognized, representing the carrying value of the reporting unit's goodwill. The goodwill impairment loss is included with reinsurance loss on disposition in the Company's Consolidated Statements of Operations. The fair value of the Individual Life reporting unit as of September 30, 2012 was based on a negotiated transaction price.
The annual goodwill assessment for the Mutual Funds and Personal Lines reporting units and the Group Benefits reporting unit within Corporate was completed as of October 31, 2012, which resulted in no write-downs of goodwill for the year ended December 31, 2012. The reporting units passed the first step of their annual impairment test with a significant margin with the exception of the Group Benefits reporting unit. Group Benefits passed the first step of its annual impairment test with less than a 10% margin. The fair value of the Group Benefits reporting unit is based on discounted cash flows using earnings projections on in force business and future business growth.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB/GMWB, International GMDB/GMIB, and Universal Life Secondary Guarantee Benefits
Changes in the gross U.S. GMDB/GMWB, International GMDB/GMIB, and universal life secondary guarantee benefits are as follows:

	U.S. GMDB/GMWB [1]	International GMDB/GMIB	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred	173	28	236
Paid	(110)	(15)	—
Unlock	(100)	(41)	3
Impact of Japan business disposition	—	(254)	—
Currency translation adjustment	—	10	—
Liability balance as of December 31, 2014	$812	$—	$2,041
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred	99	4	239
Paid	(85)	(4)	—
Unlock	(66)	3	—
Impact of Japan business disposition	—	(27)	—
Currency translation adjustment	—	1	—
Reinsurance recoverable asset, as of December 31, 2014	$481	$—	$2,041

	U.S. GMDB/GMWB [1]	International GMDB/GMIB	Universal Life Secondary Guarantees
Liability balance as of January 1, 2013	$918	$661	$363
Incurred	182	82	292
Paid	(135)	(73)	—
Unlock	(116)	(301)	2
Impact of reinsurance transactions (MassMutual and Prudential)	—	—	1,145
Currency translation adjustment	—	(97)	—
Liability balance as of December 31, 2013	$849	$272	$1,802
Reinsurance recoverable asset, as of January 1, 2013	$608	$36	$21
Incurred	104	9	296
Paid	(98)	(14)	—
Unlock	(81)	(2)	—
Impact of reinsurance transactions (MassMutual and Prudential)	—	—	1,485
Currency translation adjustment	—	(6)	—
Reinsurance recoverable asset, as of December 31, 2013	$533	$23	$1,802

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB/GMWB exposure as of December 31, 2014:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$17,435	$2,590	$396	70
With 5% rollup [2]	1,451	209	59	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,342	579	83	68
With 5% rollup & EPB	547	115	25	71
Total MAV	23,775	3,493	563
Asset Protection Benefit (“APB”) [4]	15,183	228	151	68
Lifetime Income Benefit (“LIB”) – Death Benefit [5]	624	7	7	68
Reset [6] (5-7 years)	3,036	22	22	69
Return of Premium (“ROP”) [7]/Other	10,243	57	50	68
Subtotal Variable Annuity with GMDB/GMWB [10]	52,861	3,807	793	69
Less: General Account Value with GMDB/GMWB	4,009
Subtotal Separate Account Liabilities with GMDB	$48,852
Separate Account Liabilities without GMDB	$85,850
Total Separate Account Liabilities	$134,702

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $8.5 billion of total account value and weighted average attained age of 70 years. There is no NAR or retained NAR related to these contracts.

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of December 31, 2014	As of December 31, 2013
Equity securities (including mutual funds)	$44,786	$52,858
Cash and cash equivalents	4,066	4,605
Total	$48,852	$57,463
As of December 31, 2014 and December 31, 2013, approximately 17% of the equity securities above were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
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

	For the years ended December 31,
	2014	2013	2012
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$21,704	$21,716	$21,550
Reinsurance and other recoverables	3,028	3,027	3,033
Beginning liabilities for unpaid losses and loss adjustment expenses, net	18,676	18,689	18,517
Add provision for unpaid losses and loss adjustment expenses
Current year	6,572	6,621	7,274
Prior years	228	192	(4)
Total provision for unpaid losses and loss adjustment expenses	6,800	6,813	7,270
Less payments
Current year	2,639	2,552	2,882
Prior years	4,072	4,274	4,216
Total payments	6,711	6,826	7,098
Ending liabilities for unpaid losses and loss adjustment expenses, net	18,765	18,676	18,689
Reinsurance and other recoverables	3,041	3,028	3,027
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$21,806	$21,704	$21,716
As of December 31, 2014 and 2013, property and casualty insurance products reserves were discounted by a total of $556 and $553, respectively. The current accident year benefit from discounting property and casualty insurance products reserves was $34 in 2014, $46 in 2013 and $48 in 2012. The reduction in the discount benefit in 2014 as compared to 2013 reflects lower claim volume and a shorter than expected payment pattern in 2014. The slight reduction in the discount benefit in 2013 as compared to 2012 reflects lower claim volume in 2013 partially offset by a higher discount rate in 2013. Accretion of discounts for prior accident years totaled $31 in 2014, $31 in 2013, and $52 in 2012.
In the opinion of management, based upon the known facts and current law, the reserves recorded for the Company’s property and casualty insurance products at December 31, 2014 represent the Company’s best estimate of its ultimate liability for losses and loss adjustment expenses related to losses covered by policies written by the Company. However, because of the significant uncertainties surrounding reserves, and particularly asbestos and environmental exposures, it is possible that management’s estimate of the ultimate liabilities for these claims may change and that the required adjustment to recorded reserves could exceed the currently recorded reserves by an amount that could be material to the Company’s results of operations or cash flows. For additional information, see Note 14 - Commitments and Contingencies, Guaranty Fund and Other Insurance-related Assessments.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

The following table presents (favorable) unfavorable prior accident years reserve development:

	For the years ended December 31,
	2014	2013	2012
Auto liability	$25	$144	$(25)
Homeowners	(7)	(6)	(32)
Professional liability	(17)	(29)	40
Package business	3	2	(20)
General liability	(25)	(75)	(87)
Bond	8	(8)	(9)
Commercial property	2	(7)	(8)
Net asbestos reserves	212	130	48
Net environmental reserves	30	12	10
Uncollectible reinsurance	—	(25)	—
Workers’ compensation	(7)	(2)	78
Workers’ compensation - NY 25a Fund for Reopened Cases	—	80	—
Change in workers’ compensation discount, including accretion	30	30	52
Catastrophes	(45)	(63)	(66)
Other reserve re-estimates, net	$19	$9	$15
Total prior accident years development	$228	$192	$(4)
Net unfavorable reserve development in 2014 primarily included the following:

•	a strengthening in commercial auto liability reserves, for several accident years;

•	a strengthening of net asbestos reserves driven by the annual ground-up asbestos reserve evaluation;

•	partially offset by a release of general liability reserves due to lower frequency in late emerging claims ; and

•	also offset by a release of professional liability reserves, for accident years 2010, 2012 and 2013; and

•	also offset by a release of catastrophe reserves primarily for accident year 2013.
Net unfavorable reserve development in 2013 primarily included the following:

•	a strengthening in commercial auto liability reserves, for accident years 2010 to 2012;

•	a strengthening related to the closing of the New York Section 25A Fund for Reopened Cases (the "Fund");

•	a strengthening of net asbestos reserves driven by the annual ground-up asbestos reserve evaluation;

•	partially offset by a release of general liability reserves, for accident years 2006 to 2011; and

•	also offset by a release of professional liability reserves, for accident years 2008 to 2012; and

•	also offset by a release of catastrophe reserves primarily related to Storm Sandy.
Net favorable reserve development in 2012 primarily included the following:

•	a release of general liability reserves, for accident years 2006 to 2008;

•	a release of catastrophes, primarily related to the 2001 World Trade Center worker's compensation claims;

•	partially offset by a strengthening of reserves for workers’ compensation reserves, for accident years 2009 to 2011; and

•	also offset by a strengthening of asbestos and environmental reserves.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Reserves for Future Policy Benefits and Unpaid Losses and Loss Adjustment Expenses (continued)

Life Insurance Products Unpaid Losses and Loss Adjustment Expenses
A rollforward of liabilities for group life, disability and accident, for unpaid losses and loss adjustment expenses follows:

	For the years ended December 31,
	2014	2013	2012
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$6,308	$6,547	$6,547
Reinsurance recoverables	267	252	233
Beginning liabilities for unpaid losses and loss adjustment expenses, net	6,041	6,295	6,314
Add provision for unpaid losses and loss adjustment expenses
Current year	2,370	2,534	2,989
Prior years	(11)	(17)	52
Total provision for unpaid losses and loss adjustment expenses	2,359	2,517	3,041
Less payments
Current year	1,161	1,207	1,460
Prior years	1,426	1,564	1,600
Total payments	2,587	2,771	3,060
Ending liabilities for unpaid losses and loss adjustment expenses, net	5,813	6,041	6,295
Reinsurance recoverables	271	267	252
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$6,084	$6,308	$6,547
The liability for unpaid losses and loss adjustment expenses for group life, disability and accident contracts was discounted to present value using rates based on the Company’s earned investment yield estimated at the time the claims are incurred. The decrease in the provision for unpaid losses and loss adjustment expenses related to prior years was due to favorable claim recoveries in both the group life and group disability lines of business, net of accretion of discount.
The liability for future policy benefits and unpaid losses and loss adjustment expenses is as follows:

	2014	2013
Group life term, disability and accident unpaid losses and loss adjustment expenses	$6,084	$6,308
Group life other unpaid losses and loss adjustment expenses	203	206
Individual life unpaid losses and loss adjustment expenses	171	167
Future policy benefits	13,180	12,988
Future policy benefits and unpaid losses and loss adjustment expenses	$19,638	$19,669

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Debt

The Company’s long-term debt securities are issued by either HFSG Holding Company or HLI, and are unsecured obligations of HFSG Holding Company or HLI, and rank on a parity with all other unsecured and unsubordinated indebtedness of HFSG Holding Company or HLI.
Debt is carried net of discount. Short-term and long-term debt by issuance are as follows:

	As of December 31,
	2014	2013
Revolving Credit Facilities	$—	$238
Senior Notes and Debentures
4.75% Notes, due 2014	—	200
4.0% Notes, due 2015	289	289
7.3% Notes, due 2015	167	167
5.5% Notes, due 2016	275	275
5.375% Notes, due 2017	415	415
4.0% Notes, due 2017	295	295
6.3% Notes, due 2018	320	320
6.0% Notes, due 2019	413	413
5.5% Notes, due 2020	499	499
5.125% Notes, due 2022	797	796
7.65% Notes, due 2027	80	79
7.375% Notes, due 2031	63	63
5.95% Notes, due 2036	299	298
6.625% Notes, due 2040	295	295
6.1% Notes, due 2041	326	326
6.625% Notes, due 2042	178	178
4.3% Notes, due 2043	298	298
Junior Subordinated Debentures
7.875% Notes, due 2042	600	600
8.125% Notes, due 2068	500	500
Total Notes and Debentures	6,109	6,306
Less: Current maturities	456	200
Long-Term Debt	5,653	6,106
Total Debt	$6,109	$6,544
The effective interest rate on the 6.1% senior notes due 2041 is 7.9%. The effective interest rate on the remaining notes does not differ materially from the stated rate. The Company incurred interest expense of $376, $397 and $457 on long-term debt for the years ended December 31, 2014, 2013 and 2012, respectively.
Collateralized Advances
Hartford Life Insurance Company (“HLIC”), an indirect wholly owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of December 31, 2014, HLIC had no advances outstanding under the FHLBB facility.
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
12. Debt (continued)

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
Junior Subordinated Debentures
On April 17, 2012, the Company (i) repurchased all outstanding 10% fixed-to-floating rate junior subordinated debentures due 2068 with a $1.75 billion aggregate principal amount held by Allianz SE (“Allianz”) (the “10% Debentures”) for $2.125 billion (plus a payment by the Company of unpaid interest on the 10% Debentures) and (ii) settled the repurchase of the Series B and Series C warrants held by Allianz to purchase shares of the Company’s common stock, see Note 15 - Equity. In addition, the 10% Debentures replacement capital covenant (the “10% Debentures RCC”) was terminated on April 12, 2012 with the consent of the holders of a majority in aggregate principal amount of the Company’s outstanding 6.1% senior notes due 2041. Upon closing, the Company recognized a loss on extinguishment in the second quarter of 2012 of $587, after-tax, representing the premium associated with repurchasing the 10% Debentures at an amount greater than the face amount, the write-off of the unamortized discount and debt issuance costs related to the 10% Debentures and other costs related to the repurchase transaction. On April 5, 2012, the Company issued $600 aggregate principal amount of 7.875% fixed-to-floating rate junior subordinated debentures due 2042 (the “Debentures”) for net proceeds of approximately $586, after deducting underwriting discounts and offering expenses. The Company financed the repurchase of the 10% Debentures through the issuance of the Senior Notes and the Debentures in 2012.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Debt (continued)

Long-Term Debt Maturities
Long-term debt maturities (at par values), as of December 31, 2014 are summarized as follows:

2015	$456
2016	275
2017	712
2018	320
2019	413
Thereafter	4,025
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
Contingent Capital Facility
The Company is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of December 31, 2014, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the notes. As a result, the notes remain a source of capital for the HFSG Holding Company.
Revolving Credit Facilities
On October 31, 2014, the Company entered into a senior unsecured five-year revolving credit facility (the "Credit Facility”) that provides for up to $1.0 billion of unsecured credit through October 31, 2019, available in U.S. dollars, Euro, Sterling, Canadian dollars, and Japanese Yen, and terminated its $1.75 billion credit facility expiring January 6, 2016. As of December 31, 2014, there were no borrowings outstanding under the Credit Facility. The Credit Facility is available for general corporate purposes. Of the total availability under the Credit Facility, up to $250 is available to support letters of credit issued on behalf of the Company or subsidiaries of the Company. Under the Credit Facility, the Company must maintain a minimum level of consolidated net worth of $13.5 billion. The definition of consolidated net worth under the terms of the Credit Facility excludes AOCI and includes the Company’s outstanding junior subordinated debentures and perpetual preferred securities, net of discount. In addition, the Company’s maximum ratio of consolidated total debt to consolidated total capitalization permitted under the Credit Facility is 35%, and the maximum ratio of subsidiary debt to consolidated total capitalization is 10%. As of December 31, 2014, the Company was in compliance with all financial covenants under the Credit Facility.
HLIKK previously had four revolving credit facilities in support of operations. These credit facilities were transfered with the sale of HLIKK on June 30, 2014.
Commercial Paper
On December 18, 2014 the Board of Directors revised the Company's commercial paper issuance authorization from $2.0 billion to $1.0 billion to align the program with the Company's $1.0 billion five year revolving credit facility which became effective on October 31, 2014. On December 23, 2014, the Company entered into an agreement with a dealer under the commercial paper program. While The Hartford's maximum borrowings available under its commercial paper program are $1.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. There is no commercial paper outstanding as of December 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions, as applicable. Income (loss) from continuing operations before income taxes included income (loss) from domestic operations of $1,736, $1,473 and $(106) for the years ended December 31, 2014, 2013 and 2012, and income (loss) from foreign operations of $(37), $(2) and $17 for the years ended December 31, 2014, 2013 and 2012.
The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2014	2013	2012
Income Tax Expense (Benefit)
Current - U.S. Federal	$(62)	$219	$33
International	2	—	—
Total current	(60)	219	33
Deferred - U.S. Federal	410	27	(342)
Total income tax expense (benefit)	$350	$246	$(309)
Deferred tax assets and liabilities on the consolidated balance sheets represent the tax consequences of differences between the financial reporting and tax basis of assets and liabilities.
Deferred tax assets (liabilities) include the following:

	As of December 31,
Deferred Tax Assets	2014	2013
Tax discount on loss reserves	$573	$632
Tax basis deferred policy acquisition costs	163	207
Unearned premium reserve and other underwriting related reserves	456	434
Investment-related items [1]	1,020	1,641
Insurance product derivatives	44	13
Employee benefits	677	523
Alternative minimum tax credit	652	823
Net operating loss carryover [1]	1,936	1,093
Foreign tax credit carryover	178	163
Capital loss carryover	172	—
Other	—	63
Total Deferred Tax Assets	5,871	5,592
Valuation Allowance	(181)	(4)
Deferred Tax Assets, Net of Valuation Allowance	5,690	5,588
Deferred Tax Liabilities
Financial statement deferred policy acquisition costs and reserves	(1,040)	(894)
Net unrealized gains on investments	(1,489)	(669)
Other depreciable and amortizable assets	(217)	(185)
Other	(47)	—
Total Deferred Tax Liabilities	(2,793)	(1,748)
Net Deferred Tax Asset	$2,897	$3,840

[1]
On July 18, 2014, the U.S. Internal Revenue Service issued Internal Revenue Code Section 446 Directive (“the Directive”) regarding the tax treatment of hedging gains and losses related to the hedging of variable annuity guaranteed minimum benefits such as contracts with GMDB and GMWB riders. The Directive accelerated the tax deduction related to previously deferred investment hedging losses. While the acceleration did not have a material effect on the Company’s overall consolidated deferred tax asset, the Directive resulted in a re-characterization of deferred tax assets. The changes were a decrease in temporary differences for investment-related items and an increase in net operating loss carryover.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes (continued)

The Company has recorded a deferred tax asset valuation allowance that is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considered future taxable temporary difference reversals, future taxable income exclusive of reversing temporary differences and carryovers, taxable income in open carry back years and other tax planning strategies. From time to time, tax planning strategies could include holding a portion of debt securities with market value losses until recovery, altering the level of tax exempt securities held, making investments which have specific tax characteristics, and business considerations such as asset-liability matching. Management views such tax planning strategies as prudent and feasible and would implement them, if necessary, to realize the deferred tax assets.
As shown in the deferred tax assets (liabilities) table above, included in net deferred income taxes are the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover.

	For the years ended December 31,
	2014		2013		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover	$5,547	$1,936	$3,123	$1,093	2016	-	2017	$3
					2023	-	2033	$5,544
Foreign tax credit carryover	$178	$178	$163	$163	2018	-	2024	$178
Capital loss carryover	$491	$172	$—	$—	2019			$491
Alternative minimum tax credit carryover	$652	$652	$823	$823	No expiration			$—
Net operating loss carryover
As of December 31, 2014 and 2013, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $5,547 and $3,123, respectively, consisting of U.S. losses of $5,508 and $3,123, respectively, and foreign losses of $39 and $0. If unutilized, the U.S. losses expire as follows: $3 from 2016-2017, $5,544 from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Due to limitations on the use of certain losses, a valuation allowance of $9 has been established in order to recognize only the portion of net operating losses that will more likely than not be realized.
Most of the net operating loss carryover originated from the Company's U.S. and international annuity business, including from the hedging program. Given the sale of the Japan subsidiary in June 2014, and continued runoff of the U.S. fixed and variable annuity business, the exposure to taxable losses from the Talcott Resolution business is significantly lessened. Given the expected earnings of its property and casualty, group benefits and mutual fund businesses, the Company expects to generate sufficient taxable income in the future to utilize its net operating loss carryover net of the recorded valuation allowance. Although the Company projects there will be sufficient future taxable income to fully recover the remainder of the loss carryover, the Company's estimate of the likely realization may change over time.
Alternative minimum tax credit and foreign tax credit carryover
As of December 31, 2014 and 2013, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $652 and $823 and foreign tax credit carryover of $178 and $163 respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryover expire from 2018 to 2024. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryover. However, the Company has identified certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
Capital loss carryover
As of December 31, 2014 and 2013, the net deferred tax asset included the expected tax benefit attributable to the capital loss carryover of $491 and $0, respectively. The capital loss carryover of $491 at December 31, 2014 was largely due to the loss on sale of the Company’s Japan subsidiary, HLIKK, which has been accounted for as discontinued operations. If unutilized, the capital loss carryover will expire in 2019. Utilization of the capital loss carryover requires the Company to realize sufficient taxable capital gains. While the Company has some ability to utilize the capital loss carryover by generating capital gains through tax planning strategies, the Company concluded that it is more likely than not that this asset will not be realized and, accordingly, in 2014, the Company has recorded a valuation allowance of $172 through discontinued operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Income Taxes (continued)

Included in Other liabilities in the Consolidated Balance Sheets as of December 31, 2014 and 2013 are net deferred tax liabilities related to Japan of $0 and $61, respectively.  The net deferred tax liability of $61 as of December 31, 2013 was comprised of taxes on future taxable income related to owed reinsurance recoverables, loss reserves and foreign currency translation adjustments.
As of December 31, 2014 the Company had a current income tax receivable of $38, of which $2 was related to Canada and due from a foreign jurisdiction. As of December 31, 2013 the Company had a current income tax receivable of $72, of which $70 was a payable related to Japan and due to a foreign jurisdiction.
The Company’s unrecognized tax benefits were unchanged during the years ended December 31, 2014, 2013, and 2012, remaining at $48 as of December 31, 2014, and 2013. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The federal audit of the years 2007-2011 is expected to conclude in 2015 and it is reasonably possible the Company may be able to reduce part of or the entire amount of the unrecognized tax benefits within the next 12 months. Apart from the possible reduction in unrecognized tax benefits, management does not expect the conclusion of the federal audit for the 2007-2011 years will have a material impact on the consolidated financial condition or results of operations. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.
The Company classifies interest and penalties (if applicable) as income tax expense in the consolidated financial statements. The Company recognized interest expense of $0, $5, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had approximately $1 of interest payable for 2014 and 2013. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any accrual for penalties.
A reconciliation of the tax provision (benefit) at the U.S. Federal statutory rate to the provision (benefit) for income taxes is as follows:

	For the years ended December 31,
	2014	2013	2012
Tax provision (benefit) at U.S. Federal statutory rate	$595	$515	$(31)
Tax-exempt interest	(138)	(138)	(141)
Dividends received deduction	(114)	(139)	(145)
Valuation allowance	5	(2)	—
Other	2	10	8
Provision (benefit) for income taxes	$350	$246	$(309)

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
In addition to the inherent difficulty of predicting litigation outcomes, the Mutual Funds Litigation identified below purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company's experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The court has made no substantive legal decisions defining the scope of the claims or the potentially available damages, and no legal precedent has been identified that would aid in determining a reasonable estimate of potential loss. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any.
Mutual Funds Litigation - In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940.  HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. Discovery is ongoing. HFMC and HIFSCO dispute the allegations and expect to file a motion for summary judgment in the second quarter of 2015.

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
As of December 31, 2014 and 2013, the Company reported $1.7 billion of net asbestos reserves and $247 and $276 of net environmental reserves, respectively. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause The Hartford to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company’s consolidated operating results and liquidity.
Lease Commitments
The total rental expense on operating leases was $62, $79, and $105 in 2014, 2013, and 2012, respectively, which excludes sublease rental income of $4, $8, and $6 in 2014, 2013 and 2012, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Commitments and Contingencies (continued)

Future minimum lease commitments as of December 31, 2014 are as follows:

Operating Leases
2015	$42
2016	35
2017	29
2018	22
2019	14
Thereafter	12
Total minimum lease payments [1]	$154

[1]	Excludes expected future minimum sublease income of approximately $3, $2, $2, $2, $2 and $3 in 2015, 2016, 2017, 2018, 2019 and thereafter respectively.
The Company’s lease commitments consist primarily of lease agreements for office space, data processing, furniture and fixtures, office equipment, and transportation equipment that expire at various dates. Capital lease assets are included in property and equipment.
Unfunded Commitments
As of December 31, 2014, the Company has outstanding commitments totaling $865, of which $604 is committed to fund limited partnership and other alternative investments, which may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. Additionally, $246 is related to mortgage loans the Company is expecting to fund in the first half of 2015. The remaining outstanding commitments are related to various funding obligations associated with private placement securities.
Guaranty Funds and Other Insurance-related Assessments
In all states, insurers licensed to transact certain classes of insurance are required to become members of a guaranty fund. In most states, in the event of the insolvency of an insurer writing any such class of insurance in the state, members of the funds are assessed to pay certain claims of the insolvent insurers. A particular state’s fund assesses its members based on their respective written premiums in the state for the classes of insurance in which the insolvent insurer was engaged. Assessments are generally limited for any year to one or two percent of the premiums written per year depending on the state.
The Hartford accounts for guaranty fund and other related assessments in accordance with Accounting Standards Codification 405-30, “Insurance-Related Assessments.” Liabilities for guaranty fund and other insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated, and when the event obligating the Company to pay an imposed or probable assessment has occurred. Liabilities for guaranty funds and other insurance-related assessments are not discounted and are included as part of other liabilities in the Consolidated Balance Sheets. As of December 31, 2014 and 2013, the liability balance was $131 and $138 respectively. As of December 31, 2014 and 2013, $42 and $37, respectively, related to premium tax offsets were included in other assets.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of December 31, 2014 is $1.0 billion. Of this $1.0 billion the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $41 associated with a customized GMWB derivative. Based on derivative market values as of December 31, 2014, a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $4 to be posted as collateral. Based on derivative market values as of December 31, 2014, a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $18 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14. Commitments and Contingencies (continued)

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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity

Series F Preferred Stock
In 2010, the Company issued 23 million depositary shares, each representing a 1/40th interest in the Company's 7.25% Series F mandatory convertible preferred stock at a price of $25 per depositary share and received net proceeds of approximately $556. Cumulative dividends on each share of the Series F mandatory convertible preferred stock were payable at a rate of 7.25% per annum on the initial liquidation preference of $1,000 per share. The Series F mandatory convertible preferred stock was converted to 21.2 million shares of common stock on April 1, 2013.
Allianz SE Warrants
In 2012, the Company repurchased 69,351,806 Series B and Series C warrants, at an exercise price of $25.23, for $300 representing all of the outstanding warrants held by Allianz. Under the terms of the investment agreement, these warrants initially entitled Allianz to purchase 69,115,324 shares of the Company’s common stock at an exercise price of $25.32 per share. The warrant repurchase was settled on April 17, 2012.
Capital Purchase Program ("CPP") Warrants
As of December 31, 2014 and 2013, respectively, the Company has 7.2 million and 32.4 million CPP warrants outstanding and exercisable. The CPP warrants were issued in 2009 as part of a program established by the U.S. Department of the Treasury under the Emergency Economic Stabilization Act of 2008. The CPP warrants expire in 2019.
CPP warrant exercises were 25.2 million and 18.1 million during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2013, the Company also repurchased 1.6 million CPP warrants for $33 under the Company's authorized equity repurchase program.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the CPP warrant exercise price was $9.388, $9.504 and $9.599 as of December 31, 2014, 2013 and 2012, respectively. The exercise price will be settled by the Company's withholding the number of common shares issuable upon exercise of the warrants equal to the value of the aggregate exercise price of the warrants so exercised determined by reference to the closing price of the Company's common stock on the trading day on which the warrants are exercised and notice is delivered to the warrant agent.
Equity Repurchase Program
In 2014, the Board of Directors approved increases aggregating $1.525 billion in the Company's authorized equity repurchase program, bringing the total authorization for equity repurchases to $2.775 billion for the period January 1, 2014 through December 31, 2015, with $979 remaining as of December 31, 2014.
During the year ended December 31, 2014, the Company repurchased 49.5 million common shares for $1,796. During the period January 1, 2015 to February 24, 2015, the Company repurchased 4.1 million common shares for $165.
Statutory Results
The domestic insurance subsidiaries of The Hartford prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department which vary materially from U.S. GAAP. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, predominately use interest rate and mortality assumptions prescribed by the NAIC for life benefit reserves, generally carry bonds at amortized cost, and present reinsurance assets and liabilities net of reinsurance.
Statutory net income and statutory capital and surplus are as follows:

	For the years ended December 31,
Statutory Net Income	2014	2013	2012
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries	$415	$2,144	$592
Property and casualty insurance subsidiaries	1,228	1,217	883
Total	$1,643	$3,361	$1,475

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)

	As of December 31,
Statutory Capital and Surplus	2014	2013
U.S. life insurance subsidiaries, includes domestic captive insurance subsidiaries for 2013	$7,157	$6,639
Property and casualty insurance subsidiaries	8,069	8,022
Total	$15,226	$14,661
The Company also held regulatory capital and surplus for its former operations in Japan until the sale of those operations on June 30, 2014. Under the accounting practices and procedures governed by Japanese regulatory authorities, the Company’s statutory capital and surplus for its Japan operations was $1.2 billion, as of December 31, 2013.
Regulatory Capital Requirements
The Company's U.S. insurance companies' states of domicile impose risk-based capital (“RBC”) requirements. The requirements provide a means of measuring the minimum amount of statutory capital and surplus (referred to collectively as "capital") appropriate for an insurance company to support its overall business operations based on its size and risk profile. Regulatory compliance is determined by a ratio of a company's total adjusted capital (“TAC”) to its authorized control level RBC (“ACL RBC”). Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences (“Company Action Level”) is two times the ACL RBC. The adequacy of a company's capital is determined by the ratio of a company's TAC to its Company Action Level, known as the "RBC ratio". All of the Company's operating insurance subsidiaries had RBC ratios in excess of the minimum levels required by the applicable insurance regulations. On an aggregate basis, the Company's U.S. property and casualty insurance companies' RBC ratio was in excess of 200% of its Company Action Level as of December 31, 2014 and 2013. The RBC ratios for the Company's principal life insurance operating subsidiaries were all in excess of 425% of their Company Action Levels as of December 31, 2014 and 2013. The reporting of RBC ratios is not intended for the purpose of ranking any insurance company, or for use in connection with any marketing, advertising, or promotional activities.
Similar to the RBC ratios that are employed by U.S. insurance regulators, regulatory authorities in the international jurisdictions in which the Company operates generally establish minimum solvency requirements for insurance companies. All of the Company's international insurance subsidiaries have solvency margins in excess of the minimum levels required by the applicable regulatory authorities.
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
In 2014, HFSG Holding Company received approximately $2.5 billion in dividends from its property-casualty insurance subsidiaries through a series of transactions affecting the property and casualty and life insurance subsidiaries, including $1.4 billion of extraordinary dividends. As a result of the extraordinary dividend received in July 2014, Hartford Fire has no remaining ordinary dividend capacity for the twelve months following. As such, the Company does not anticipate taking any dividends from Hartford Fire until the third quarter of 2015. The dividends received from its property-casualty subsidiaries included $97 related to funding interest payments on an intercompany note between Hartford Holdings, Inc. (“HHI”) and Hartford Fire Insurance Company.
In 2015, the Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2015, HFSG Holding Company anticipates receiving approximately $600 in dividends from its property-casualty insurance subsidiaries, net of any dividends paid by its property-casualty subsidiaries to fund interest payments on an intercompany note between HHI and Hartford Fire Insurance Company.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Equity (continued)

On January 30, 2015, HLA paid an extraordinary dividend of $100, based on approval received from the CTDOI. As a result of dividends and distributions taken in the preceding twelve months, effective March 3, 2015, HLA will have approximately $155 of ordinary dividend capacity available for the remainder of 2015. HFSG Holding Company anticipates receiving an additional $100 of dividends from HLA during 2015.
On January 30, 2015, HLIC paid an extraordinary dividend of $500, based on approval received from the CTDOI. As a result of this dividends, HLIC has no ordinary dividend capacity for the remainder of 2015. HFSG Holding Company anticipates receiving an additional $500 of extraordinary dividends from HLIC during 2015.
There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders.
Restricted Net Assets
The Company's insurance subsidiaries had net assets of $21 billion, determined in accordance with U.S. GAAP, that were restricted from payment to the HFSG Holding Company, without prior regulatory approval at December 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss)

Changes in AOCI, net of tax and DAC, by component consist of the following:
For the year ended December 31, 2014

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	1,474	3	89	13	(437)	1,142
Amounts reclassified from AOCI	(91)	4	(47)	(112)	111	(135)
Net OCI	1,383	7	42	(99)	(326)	1,007
Ending balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
For the year ended December 31, 2013

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843
OCI before reclassifications	(1,416)	51	(195)	(337)	74	(1,823)
Amounts reclassified from AOCI	(1,015)	(16)	(125)	22	35	(1,099)
Net OCI	(2,431)	35	(320)	(315)	109	(2,922)
Ending balance	$987	$(12)	$108	$91	$(1,253)	$(79)
For the year ended December 31, 2012

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain (Loss) on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$1,511	$(99)	$516	$574	$(1,251)	$1,251
OCI before reclassifications	1,928	149	58	(168)	(320)	1,647
Amounts reclassified from AOCI	(21)	(97)	(146)	—	209	(55)
Net OCI	1,907	52	(88)	(168)	(111)	1,592
Ending balance	$3,418	$(47)	$428	$406	$(1,362)	$2,843

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Changes in and Reclassifications From Accumulated Other Comprehensive Income (Loss) (continued)

Reclassifications from AOCI consist of the following:

AOCI	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statement of Operations
	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Net Unrealized Gain on Securities
Available-for-sale securities [1]	$217	$1,515	$32	Net realized capital gains (losses)
	217	1,515	32	Total before tax
	76	531	11	Income tax expense
	(50)	31	—	Loss from discontinued operations, net of tax
	$91	$1,015	$21	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$(6)	$25	$149	Net realized capital gains (losses)
	(6)	25	149	Total before tax
	(2)	9	52	Income tax expense
	(4)	16	97	Net income (loss)
Net Gain (Loss) on Cash Flow Hedging Instruments
Interest rate swaps [2]	$(1)	$91	$90	Net realized capital gains (losses)
Interest rate swaps	87	97	140	Net investment income
Foreign currency swaps	(13)	4	(6)	Net realized capital gains (losses)
	73	192	224	Total before tax
	26	67	78	Income tax expense
	$47	$125	$146	Net income (loss)
Foreign Currency Translation Adjustments
Currency translation adjustments [3]	$172	$(34)	$—	Net realized capital gains (losses)
	172	(34)	—	Total before tax
	60	(12)	—	Income tax expense
	$112	$(22)	$—	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service costs	$7	$7	$(90)	Insurance operating costs and other expenses
Amortization of actuarial gains (losses)	(50)	(61)	(232)	Insurance operating costs and other expenses
Settlement loss	(128)	—	—	Insurance operating costs and other expenses
	(171)	(54)	(322)	Total before tax
	(60)	(19)	(113)	Income tax expense
	(111)	(35)	(209)	Net income (loss)
Total amounts reclassified from AOCI	$135	$1,099	$55	Net income (loss)

[1]	The December 31, 2013 amount includes $1.5 billion of net unrealized gains on securities relating to the sales of the Retirement Plans and Individual Life businesses.

[2]	The December 31, 2013 amount includes $71 of net gains on cash flow hedging instruments relating to the sales of the Retirement Plans and Individual Life businesses.

[3]	The December 31, 2014 amount relates to the sale of the HLIKK variable and fixed annuity business and the December 31, 2013 amount relates to the sale of the UK variable annuity business.

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
Effective December 31, 2012, the Company amended the Plan to freeze participation and benefit accruals. As a result, employees do not accrue further benefits under the plan after that date, although interest will continue to accrue to existing cash balance formula account balances. Compensation earned by employees up to December 31, 2012 is used for purposes of calculating benefits under the Plan but there are no future benefit accruals after that date. Participants as of December 31, 2012 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work. The freeze also applies to The Hartford Excess Pension Plan II, the Company's non-qualified excess benefit plan for certain highly compensated employees.
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
Assumptions
Pursuant to accounting principles related to the Company’s pension and other postretirement obligations to employees under its various benefit plans, the Company is required to make a significant number of assumptions in order to calculate the related liabilities and expenses each period. The two economic assumptions that have the most impact on pension and other postretirement expense are the discount rate and the expected long-term rate of return on plan assets. In determining the discount rate assumption, the Company utilizes a discounted cash flow analysis of the Company’s pension and other postretirement obligations and currently available market and industry data. The yield curve utilized in the cash flow analysis is comprised of bonds rated Aa or higher with maturities primarily between zero and thirty years. Based on all available information, it was determined that 4.00% and 3.75% were the appropriate discount rates as of December 31, 2014 to calculate the Company’s pension and other postretirement obligations, respectively.
The Company determines the expected long-term rate of return assumption based on an analysis of the Plan portfolio’s historical compound rates of return since 1979 (the earliest date for which comparable portfolio data is available) and over 5 year and 10 year periods. The Company selected these periods, as well as shorter durations, to assess the portfolio’s volatility, duration and total returns as they relate to pension obligation characteristics, which are influenced by the Company’s workforce demographics. In addition, the Company also applies long-term market return assumptions to an investment mix that generally anticipates 60% fixed income securities, 20% equity securities and 20% alternative assets to derive an expected long-term rate of return. Based upon these analyses, management determined the long-term rate of return assumption to be 7.10% as of December 31, 2014 and 2013. To determine the Company's 2015 expense, the Company plans to apply an expected long-term rate of return on plan assets of 6.90%.
Weighted average assumptions used in calculating the Company's benefit obligations and the net amount recognized were as follows:

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2014	2013	2014	2013
Discount rate	4.00%	4.75%	3.75%	4.25%
Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s pension plans were as follows:

	For the years ended December 31,
	2014	2013	2012
Discount rate	4.75%	4.00%	4.50%
Expected long-term rate of return on plan assets	7.10%	7.10%	7.30%
Rate of increase in compensation levels	—%	3.75%	3.75%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)

Weighted average assumptions used in calculating the net periodic benefit cost for the Company’s other postretirement plans were as follows:

	For the years ended December 31,
	2014	2013	2012
Discount rate	4.25%	3.50%	4.00%
Expected long-term rate of return on plan assets	7.10%	7.10%	7.30%
Assumed health care cost trend rates were as follows:

	For the years ended December 31,
	2014	2013	2012
Pre-65 health care cost trend rate	7.70%	8.05%	8.45%
Post-65 health care cost trend rate	5.60%	5.70%	6.15%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	4.75%
Year that the rate reaches the ultimate trend rate	2023	2021	2020
A one-percentage point change in assumed health care cost trend rates would have an insignificant effect on the amounts reported for other postretirement plans.
Obligations and Funded Status
The following tables set forth a reconciliation of beginning and ending balances of the benefit obligation and fair value of plan assets, as well as the funded status of the Company's defined benefit pension and postretirement health care and life insurance benefit plans. International plans represent an immaterial percentage of total pension assets, liabilities and expense and, for reporting purposes, are combined with domestic plans.

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
Change in Benefit Obligation	2014	2013	2014	2013
Benefit obligation — beginning of year	$5,516	$6,080	$312	$313
Service cost (excluding expenses)	2	1	—	—
Interest cost	258	238	14	11
Plan participants’ contributions	—	—	26	24
Actuarial loss (gain)	(8)	14	38	39
Settlements	(319)	—	—	—
Change in assumptions	846	(508)	16	(19)
Benefits paid	(268)	(308)	(70)	(58)
Retiree drug subsidy	—	—	2	2
Foreign exchange adjustment	(2)	(1)	—	—
Benefit obligation — end of year	$6,025	$5,516	$338	$312
Settlements in 2014 were primarily the result of the Company's extension of a limited time voluntary lump sum offer to approximately 13,500 vested participants in the U.S. qualified defined benefit pension plan who had separated from service, but who had not yet commenced annuity benefits. The Company made lump sum benefit payments totaling $274 to approximately 5,600 vested participants. The Company also made lump sum payments of $45 to eligible cash balance participants independent of the voluntary lump sum offer.
Changes in assumptions in 2014 include an increase of $279 related to the Company's use of updated mortality rates reflecting improved life expectancy and an increase of $567 related to a reduction in the discount rate.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)

			Other Postretirement
	Pension Benefits		Benefits
	For the years ended December 31,
Change in Plan Assets	2014	2013	2014	2013
Fair value of plan assets — beginning of year	$4,630	$4,850	$213	$220
Actual return on plan assets	565	(27)	16	13
Employer contributions	101	101	—	—
Benefits paid [1]	(245)	(278)	(33)	(20)
Expenses paid	(24)	(15)	—	—
Settlements	(319)	—	—	—
Foreign exchange adjustment	(1)	(1)	—	—
Fair value of plan assets — end of year	$4,707	$4,630	$196	$213
Funded status — end of year	$(1,318)	$(886)	$(142)	$(99)

[1]	Other postretirement benefits paid represent non-key employee postretirement medical benefits paid from the Company's prefunded trust fund.
The fair value of assets for pension benefits, and hence the funded status, presented in the table above excludes assets of $129 and $123 as of December 31, 2014 and 2013, respectively, held in rabbi trusts and designated for the non-qualified pension plans. The assets do not qualify as plan assets; however, the assets are available to pay benefits for certain retired, terminated and active participants. Such assets are available to the Company’s general creditors in the event of insolvency. The assets consist of equity and fixed income investments. To the extent the fair value of these rabbi trusts were included in the table above, pension plan assets would have been $4,836 and $4,753 as of December 31, 2014 and 2013, respectively, and the funded status of pension benefits would have been $(1,189) and $(763) as of December 31, 2014 and 2013, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $6,024 and $5,515 as of December 31, 2014 and 2013, respectively.
The following table provides information for the Company's defined benefit pension plans with an accumulated benefit obligation in excess of plan assets.

	As of December 31,
	2014	2013
Projected benefit obligation	$6,025	$5,516
Accumulated benefit obligation	6,024	5,515
Fair value of plan assets	4,707	4,630
As of December 31, 2014, pension and other postretirement benefits plan assets totaling $4.9 billion were invested in the separate accounts of HLIC.
Amounts recognized in the Company's Consolidated Balance Sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2014	2013	2014	2013
Other liabilities	$1,318	$886	$142	$99

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income (Loss)
Total net periodic benefit cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	For the years ended December 31,
	2014	2013	2012	2014	2013	2012
Service cost	$2	$1	$92	$—	$—	$2
Interest cost	258	238	250	14	11	14
Expected return on plan assets	(325)	(315)	(312)	(14)	(14)	(14)
Amortization of prior service credit	—	—	(9)	(7)	(7)	(4)
Amortization of actuarial loss	45	59	231	5	2	1
Settlements	128	—	1	—	—	—
Curtailment gain due to plan freeze	—	—	(11)	—	—	(1)
Net periodic benefit cost	$108	$(17)	$242	$(2)	$(8)	$(2)
Amounts recognized in other comprehensive income (loss) were as follows:

	Pension Benefits		Other Postretirement Benefits
	For the years ended December 31,
	2014	2013	2014	2013
Amortization of actuarial loss	$45	$59	$5	$2
Settlement loss	128	—	—	—
Amortization of prior service credit	—	—	(7)	(7)
Net gain (loss) arising during the year	(622)	137	(51)	(21)
Total	$(449)	$196	$(53)	$(26)
Amounts in accumulated other comprehensive income (loss) on a before tax basis that have not yet been recognized as components of net periodic benefit cost consist of:

	Pension Benefits		Other Postretirement Benefits
	As of December 31,
	2014	2013	2014	2013
Net loss	$(2,428)	$(1,979)	$(124)	$(77)
Prior service credit	—	—	97	103
Total	$(2,428)	$(1,979)	$(27)	$26
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2015 is $58. The estimated prior service cost for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2015 is $(7). The estimated net loss for the other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is $5.
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
The Company’s pension plan and other postretirement benefit plans’ weighted average asset allocation is presented in the table below.

	Pension Plans		Other Postretirement Plans
	Percentage of Assets		Percentage of Assets
	at Fair Value		at Fair Value
	As of December 31,
	2014	2013	2014	2013
Equity securities	21%	23%	25%	31%
Fixed income securities	62%	57%	75%	68%
Alternative assets	17%	20%	—%	1%
Total	100%	100%	100%	100%
The Plan assets are invested primarily in separate portfolios managed by HIMCO, a wholly-owned subsidiary of the Company, except for the international equity assets which are managed by a major financial institution. These portfolios encompass multiple asset classes reflecting the current needs of the Plan, the investment preferences and risk tolerance of the Plan and the desired degree of diversification. These asset classes include publicly traded equities, bonds and alternative investments and are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities and hedge funds. Hedge fund investments represent a diversified portfolio of partnership investments in absolute-return investment strategies.
In addition, the Company uses U.S. Treasury bond futures contracts and U.S. Treasury STRIPS in a duration overlay program to adjust the duration of Plan assets to better match the duration of the benefit obligation.
Investment Valuation
For further discussion of the valuation of investments, see Note 5 - Fair Value Measurements of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)

Pension Plan Assets
The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$56	$252	$—	$308
Fixed Income Securities:
Corporate	—	919	34	953
RMBS	—	181	28	209
U.S. Treasuries	24	1,198	5	1,227
Foreign government	—	65	5	70
CMBS	—	156	—	156
Other fixed income [1]	—	93	4	97
Equity Securities:
Large-cap domestic	526	—	—	526
International	435	3	—	438
Other investments:
Hedge funds	—	562	181	743
Total pension plan assets at fair value [2]	$1,041	$3,429	$257	$4,727

[1]	Includes ABS, municipal bonds, and foreign bonds.

[2]
Excludes approximately $42 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $22 of interest receivable.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)

The fair values of the Company’s pension plan assets by asset category are as follows:

	Pension Plan Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments:	$13	$364	$—	$377
Fixed Income Securities:
Corporate	—	890	12	902
RMBS	—	156	2	158
U.S. Treasuries	10	922	1	933
Foreign government	—	42	4	46
CMBS	—	196	1	197
Other fixed income [1]	—	85	10	95
Equity Securities:
Large-cap domestic	—	514	—	514
Mid-cap domestic	50	—	—	50
Small-cap domestic	50	—	—	50
International	459	1	—	460
Other investments:
Hedge funds	—	499	361	860
Total pension plan assets at fair value [2]	$582	$3,669	$391	$4,642

[1]	Includes ABS and municipal bonds.

[2]
Excludes approximately $34 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $22 of interest receivable.

The tables below provide fair value level 3 rollforwards for the Pension Plan Assets for which significant unobservable inputs (Level 3) are used in the fair value measurement on a recurring basis. The Plan classifies the fair value of financial instruments within Level 3 if there are no observable markets for the instruments or, in the absence of active markets, if one or more of the significant inputs used to determine fair value are based on the Plan’s own assumptions. Therefore, the gains and losses in the tables below include changes in fair value due to both observable and unobservable factors.

Pension Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign government	Other fixed income	Hedge funds	Totals
Fair Value as of January 1, 2014	$12	$2	$4	$12	$361	$391
Realized gains (losses), net	—	—	—	—	4	4
Changes in unrealized gains (losses), net	—	7	1	(5)	4	7
Purchases	12	3	2	6	219	242
Sales	(5)	(1)	(2)	(2)	(183)	(193)
Transfers into Level 3	20	17	—	7	—	44
Transfers out of Level 3	(5)	—	—	(9)	(224)	(238)
Fair Value as of December 31, 2014	$34	$28	$5	$9	$181	$257
During the year ended December 31, 2014, transfers into and (out) of Level 3 are primarily attributable to the appearance of or lack thereof of market observable information and the re-evaluation of the observability of pricing inputs.

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
There was no Company common stock included in the Plan’s assets as of December 31, 2014 and 2013.
The fair value of the Company’s other postretirement plan assets by asset category are as follows:

	Other Postretirement Plan Assets at Fair Value as of December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$8	$5	$—	$13
Fixed Income Securities:
Corporate	—	41	3	44
RMBS	—	22	3	25
U.S. Treasuries	1	44	—	45
Foreign government	—	2	—	2
CMBS	—	15	—	15
Other fixed income	—	7	—	7
Equity Securities:
Large-cap	49	—	—	49
Total other postretirement plan assets at fair value [1]	$58	$136	$6	$200

[1]
Excludes approximately $5 of investment payables net of investment receivables that are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value. Also excludes approximately $1 of interest receivable.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)

The fair value of the Company’s other postretirement plan assets by asset category are as follows:

	Other Postretirement Plan Assets at Fair Value as of December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
Short-term investments	$—	$10	$—	$10
Fixed Income Securities:
Corporate	—	55	—	55
RMBS	—	19	—	19
U.S. Treasuries	—	38	—	38
Foreign government	—	1	—	1
CMBS	—	24	—	24
Other fixed income	—	4	—	4
Equity Securities:
Large-cap	—	66	—	66
Total other postretirement plan assets at fair value [1]	$—	$217	$—	$217

[1]	Excludes approximately $5 of investment payables net of investment receivables that are not carried at fair value and approximately $1 of interest receivable carried at fair value.

Other Postretirement Plan Asset Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets	Corporate	RMBS	Foreign Government	Other Fixed Income	Totals
Fair Value as of January 1, 2014	$—	$—	$—	$—	$—
Realized gains/(losses), net	—	—	—	—	—
Changes in unrealized gains/(losses), net	—	—	—	—	—
Purchases	3	3	—	—	6
Sales	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair Value as of December 31, 2014	$3	$3	$—	$—	$6
There was no Company common stock included in the other postretirement benefit plan assets as of December 31, 2014 and 2013.
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
Cash Flows
The following table illustrates the Company’s contributions.

Employer Contributions	Pension Benefits	Other Postretirement Benefits
2014	$101	$—
2013	$101	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Employee Benefit Plans (continued)

In 2014, the Company, at its discretion, made $100 in contributions to the U.S. qualified defined benefit pension plan. The Company does not have a 2015 required minimum funding contribution for the U.S. qualified defined benefit pension plan. The Company has not determined whether, and to what extent, contributions may be made to the U. S. qualified defined benefit pension plan in 2015. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2015 to make this determination.
Employer contributions in 2014 and 2013 were made in cash and did not include contributions of the Company’s common stock.
Benefit Payments
The following table sets forth amounts of benefits expected to be paid over the next ten years from the Company’s pension and other postretirement plans as of December 31, 2014:

	Pension Benefits	Other Postretirement Benefits
2015	$318	$42
2016	324	40
2017	327	38
2018	332	35
2019	338	32
2020 - 2024	1,735	123
Total	$3,374	$310
In addition, the following table sets forth amounts of other postretirement benefits expected to be received under the Medicare Part D Subsidy over the next ten years as of December 31, 2014:

2015	$3
2016	3
2017	3
2018	3
2019	3
2020 - 2024	18
Total	$33
Investment and Savings Plan
Substantially all U.S. employees of the Company are eligible to participate in The Hartford Investment and Savings Plan under which designated contributions may be invested in common stock of The Hartford or certain other investments. The Company's contributions include a non-elective contribution of 2.0% of eligible compensation and a dollar-for-dollar matching contribution of up to 6.0% of eligible compensation contributed by the employee each pay period. The Company also maintains a non-qualified savings plan, The Hartford Excess Savings Plan, with the same level of Company matching contributions, with respect to employee compensation in excess of the limit that can be recognized under the tax-qualified Investment and Savings Plan. The Company discontinued non-elective contributions to the Excess Savings Plan effective December 31, 2013. Eligible compensation includes overtime and bonuses but is limited to a total, for the Investment and Savings Plan and Excess Savings Plan combined, of $1 annually. The total cost to The Hartford for these plans was approximately $113 and $123 for the years ended December 31, 2014 and 2013, respectively.
Prior to January 1, 2013, the contributions to The Hartford Investment and Savings Plan were matched at a 50% rate up to a Company contribution of 3.0% of base salary. In 2012, employees who had earnings of less than $110 thousand in the preceding year also received a contribution of 1.5% of base salary and employees who had earnings of $110 thousand or more in the preceding year received a contribution of 0.5% of base salary. The cost to The Hartford for this plan was approximately $58 for the year ended December 31, 2012.
Additionally, The Hartford has established defined contribution pension plans for certain employees of the Company’s international subsidiaries. The cost to The Hartford for the years ended December 31, 2014, 2013, and 2012 for these plans was immaterial.
As of December 31, 2014, investment and savings plan assets totaling $368 million were invested in the separate accounts of HLIC.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans

The Company's stock-based compensation plans are described below. Shares issued in satisfaction of stock-based compensation may be made available from authorized but unissued shares, shares held by the Company in treasury or from shares purchased in the open market. In 2014, 2013 and 2012, the Company issued shares from treasury in satisfaction of stock-based compensation.
The Company recognized stock-based compensation expense as follows:

	For the years ended December 31,
	2014	2013	2012
Stock-based compensation plans expense	$98	$69	$95
Income tax benefit	(34)	(24)	(33)
Total stock-based compensation plans expense, after-tax	$64	$45	$62
In 2014, the Company modified an executive’s awards to receive retirement treatment. The incremental compensation cost resulting from the modifications totaled $16 of which $11 was recognized at the modification date. The remainder is recognized over the remaining service period.
The Company did not capitalize any cost of stock-based compensation. As of December 31, 2014, the total compensation cost related to non-vested awards not yet recognized was $86, which is expected to be recognized over a weighted average period of 1.9 years.
Stock Plan
On May 21, 2014, at the Company’s Annual Meeting of Shareholders, the shareholders approved The Hartford 2014 Incentive Stock Plan (the “Incentive Stock Plan”) which supersedes and replaces earlier incentive stock plans and as a result is currently the only plan pursuant to which future stock-based awards may be granted (other than the Subsidiary Stock Plan and the Employee Stock Purchase Plan described below). The terms of the Incentive Stock Plan are substantially similar to the terms of the earlier incentive stock plans, with changes primarily to ensure alignment with market practices and simplify administration. These changes did not result in incremental compensation cost for outstanding awards. The Incentive Stock Plan provides for awards to be granted in the form of non-qualified or incentive stock options qualifying under Section 422 of the Internal Revenue Code, stock appreciation rights, performance shares, restricted stock or restricted stock units, or any other form of stock-based award. The maximum number of shares, subject to adjustments set forth in the Incentive Stock Plan, that may be issued to Company employees and third party service providers during the 10-year duration of the Incentive Stock Plan is 12,000,000 shares. If any award under an earlier incentive stock plan (other than the plan approved in 2000) is forfeited, terminated, surrendered, exchanged, expires unexercised, or is settled in cash in lieu of stock (including to effect tax withholding) or for the net issuance of a lesser number of shares than the number subject to the award, the shares of stock subject to such award (or the relevant portion thereof) shall be available for awards under the Incentive Stock Plan and such shares shall be added to the maximum limit. As of December 31, 2014, there were 12,603,158 shares available for future issuance.
The fair values of awards granted under the Incentive Stock Plan are measured as of the grant date and expensed ratably over the awards’ vesting periods, generally 3 years. For stock option awards to retirement-eligible employees the Company recognizes the expense immediately or over a period shorter than the stated vesting period because the employees receive accelerated vesting upon retirement and therefore the vesting period is considered non-substantive.
Stock Option Awards
Under the Incentive Stock Plan, options granted have an exercise price at least equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is not to exceed 10 years. Options generally become exercisable over a three year period commencing one year from the date of grant. Certain other options become exercisable at the later of three years from the date of grant or upon specified market appreciation of the Company's common shares.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)

	For the years ended December 31,
	2014			2013			2012
Expected dividend yield	1.7%			1.7%			1.3%
Expected annualized spot volatility	25.9%	-	57.8%	31.1%	-	48.1%	38.6%	-	51.5%
Weighted average annualized volatility	35.1%			47.3%			51.4%
Risk-free spot rate	0.1%	-	2.8%	0.1%	-	1.9%	0.1%	-	2.0%
Expected term	5.0 years			5.0 years			5.2 years
A summary of non-qualified stock option activity under the Company’s Incentive Stock Plan is presented below.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	For the year ended December 31, 2014
Outstanding at beginning of year	4,534	$36.34
Granted	925	$35.83
Exercised	(603)	$20.03
Forfeited	(608)	$68.53
Expired	(503)	$65.96
Outstanding at end of year	3,745	$29.64	7.4 years	$53
Outstanding, fully vested and expected to vest	3,688	$27.18	7.4 years	$50
Exercisable at end of year	1,705	$30.64	6.3 years	$26
Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The weighted average grant-date fair value per share of options granted during the years ended December 31, 2014, 2013, and 2012 was $10.59, $7.78 and $7.41, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $10, $5, and $4, respectively.
Share Awards
Share awards granted under the Incentive Stock Plan and outstanding include restricted stock units, restricted stock and performance shares.
Restricted Stock and Restricted Stock Units
Restricted stock units are share equivalents that are credited with dividend equivalents. Dividend equivalents are accumulated and paid in incremental shares when the underlying units vest. Restricted stock are shares of The Hartford's common stock with restrictions as to transferability until vested. Restricted stock units and restricted stock awards are valued equal to the market price of the Company’s common stock on the date of grant. Generally, restricted stock units vest at the end of or over three years; certain restricted stock units vest at the end of 5 years. Restricted stock awards were granted to non employee directors and generally vest in one year.
Performance Shares
Performance shares become payable within a range of 0% to 200% of the number of shares initially granted based upon the attainment of specific performance goals achieved at the end of or over three years. The performance shares vest at the end of or over three years; certain performance shares vest at the end of five years.
Performance share awards or portions thereof without market conditions are valued equal to the market price of the Company's common stock on the date of grant less a discount for the absence of dividends. Stock-compensation expense for these performance share awards without market conditions is based on a current estimate of the number of awards expected to vest and, therefore, may change during the performance period as new estimates of performance are available.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)

Other performance share awards or portions thereof have a market condition based upon the Company's total shareholder return relative to a group of peer companies within a three year period. Stock compensation expense for these performance share awards is based on the number of awards expected to vest as estimated at the grant date and therefore does not change for changes in estimated performance. The Company uses a risk neutral Monte-Carlo valuation model that incorporates time to maturity, implied volatilities of the Company and the peer companies, and correlations between the Company and the peer companies and interest rates. The range for assumptions of inputs are disclosed below.

	For the years ended December 31,
	2014			2013			2012
Volatility of common stock	31.6%			42.8%			70.0%
Average volatility of peer companies	17.0%	-	29.0%	20.0%	-	36.0%	26.0%	-	75.0%
Average correlation coefficient of peer companies	62.0%			76.0%			78.0%
Risk-free spot rate	0.7%			0.4%			0.4%
Term	3.0 years			3.0 years			3.0 years
Total Share Awards
A summary of non-vested share award activity under the Company's Incentive Stock Plan is presented below.

	Restricted Stock and Restricted Stock Units		Performance Shares
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Number of Shares (in thousands)	Weighted-Average Grant date Fair Value
Non-vested shares	For the year ended December 31, 2014
Non-vested at beginning of year	7,172	$24.26	1,371	$24.95
Granted	1,824	$35.74	334	$36.45
Performance based adjustment	—	$—	347	$20.63
Vested	(1,071)	$27.73	(880)	$20.63
Forfeited	(693)	$24.69	(109)	$26.79
Non-vested at end of year	7,232	$26.59	1,063	$30.55
The weighted average grant-date fair value per share of restricted stock units and restricted stock granted during the years ended December 31, 2014, 2013, and 2012 was $35.74, $27.72 and $21.97, respectively. The weighted average grant-date fair value per share of performance shares granted during the years ended December 31, 2014, 2013, and 2012 was $36.45, $27.92 and $20.63, respectively.
The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $75, $42 and $20, respectively, based on actual or estimated performance factors. The Company did not make cash payments in settlement of stock compensation during the years ended December 31, 2014, 2013 and 2012.
Subsidiary Stock Plan
In 2013 the Company established a subsidiary stock-based compensation plan similar to The Hartford Incentive Stock Plan except that it awards non-public subsidiary stock as compensation. The Company recognized stock-based compensation plans expense of $4 and $1 in the years ended December 31, 2014 and 2013 for the subsidiary stock plan. Upon employee vesting of subsidiary stock, the Company will recognize a noncontrolling equity interest. Employees will be restricted from selling vested subsidiary stock to other than the Company and the Company will have discretion on the amount of stock to repurchase. Therefore the subsidiary stock will be classified as equity because it is not mandatorily redeemable.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18. Stock Compensation Plans (continued)

Employee Stock Purchase Plan
The Company sponsors The Hartford Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees of The Hartford purchase common stock of the Company at a discount rate of 5% of the market price per share on the last trading day of the offering period. Accordingly, the plan is a noncompensatory plan. Employees purchase a variable number of shares of stock through payroll deductions elected as of the beginning of the offering period. The Company may sell up to 15,400,000 shares of stock to eligible employees under the ESPP. As of December 31, 2014, there were 5,193,622 shares available for future issuance. During the years ended December 31, 2014, 2013 and 2012, 258,609 shares, 321,723 shares, and 688,655 shares were sold, respectively. The weighted average per share fair value of the discount under the ESPP was $1.70, $1.00 and $1.03 during the years ended December 31, 2014 , 2013 and 2012, respectively. The fair value is estimated based on the 5% discount off the market price per share on the last trading day of the offering period.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19. Discontinued Operations

On June 30, 2014, the Company completed the sale of HLIKK and on December 12, 2013, the Company completed the sale of HLIL. For further information regarding these transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
The following table summarizes the amounts related to discontinued operations in the Consolidated Statements of Operations.

	For the years ended December 31,
	2014	2013	2012
Revenues
Earned premiums	$(1)	$(1)	$(6)
Fee income and other	239	713	865
Net investment income
Securities available-for-sale and other	18	96	111
Equity securities, trading	134	6,200	4,564
Total net investment income	152	6,296	4,675
Net realized capital losses	(157)	(1,340)	(1,208)
Total revenues	233	5,668	4,326
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	7	(98)	55
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	134	6,200	4,564
Amortization of DAC	—	907	(2)
Insurance operating costs and other expenses	23	127	153
Total benefits, losses and expenses	164	7,136	4,770
Income (loss) before income taxes	69	(1,468)	(444)
Income tax benefit	(2)	(521)	(187)
Income (loss) from operations of discontinued operations, net of tax	71	(947)	(257)
Net realized capital loss on disposal, net of tax [1]	(622)	(102)	(1)
Loss from discontinued operations, net of tax	$(551)	$(1,049)	$(258)

[1]	Includes income tax benefits of $265 on the sale of HLIKK and $219 on the sale of HLIL for the years ended December 31, 2014 and 2013, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Restructuring and Other Costs

As a result of a strategic business realignment announced in 2012, the Company is currently focusing on its Property & Casualty, Group Benefits and Mutual Fund businesses. In addition, the Company implemented restructuring activities in 2011 across several areas aimed at reducing overall expense levels. The Company intends to substantially complete the related restructuring activities over the next 6 months. For related discussion of the Company's business disposition transactions, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.
Termination benefits related to workforce reductions and lease and other contract terminations have been accrued through December 31, 2014. Additional costs, mainly severance benefits and other related costs and professional fees, expected to be incurred subsequent to December 31, 2014, and asset impairment charges, if any, will be expensed in the period incurred as appropriate.
In 2013, the Company initiated a plan to consolidate its real estate operations, including the intention to exit certain facilities and relocate employees. The consolidation of real estate is consistent with the Company's strategic business realignment and follows the completion of sales of the Retirement Plans and Individual Life businesses. Asset related charges will be incurred over the remaining estimated useful life of facilities, and relocation and other maintenance charges will be recognized as incurred. The program costs will be recognized in the Corporate category for segment reporting. The Company intends to substantially complete the real estate consolidation activities over the next 12 months.
Restructuring and other costs of approximately $362, before tax have been incurred by the Company to date in connection with these activities. As the Company executes on its operational and strategic initiatives, the Company's estimate of and actual costs incurred for restructuring activities may differ from these estimates.
Estimated restructuring and other costs, including costs incurred to date, as of December 31, 2014 are as follows:

Commercial Lines	$6
Personal Lines	3
Group Benefits	1
Mutual Funds	4
Talcott Resolution	69
Corporate	303
Total estimated restructuring and other costs	$386
Restructuring and other costs, pre-tax incurred in connection with these activities are as follows:

	For the years ended December 31,
	2014	2013	2012
Severance benefits	$16	$22	$148
Professional fees	1	19	44
Asset impairment charges	42	20	5
Contract termination and other charges	12	6	2
Total restructuring and other costs	$71	$67	$199
Restructuring and other costs costs, included in insurance operating costs and other expenses in the Consolidated Statements of Operations for each reporting segment, as well as the Corporate category are as follows:

	For the years ended December 31,
	2014	2013	2012
Commercial Lines	$—	$1	$5
Personal Lines	—	—	1
Group Benefits	—	—	1
Mutual Funds	—	1	3
Talcott Resolution	—	1	68
Corporate	71	64	121
Total restructuring and other costs	$71	$67	$199

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20. Restructuring and Other Costs (continued)

The tables below provide roll-forwards for accrued restructuring and other costs included in other liabilities in the Consolidated Balance Sheets.

	For the year ended December 31, 2014
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Contract Termination and Other Charges	Total Restructuring and Other Costs
Balance, beginning of period	$22	$—	$—	$6	$28
Accruals/provisions	16	—	43	12	71
Payments/write-offs	(28)	—	(43)	(12)	(83)
Balance, end of period	$10	$—	$—	$6	$16

	For the year ended December 31, 2013
	Severance Benefits and Related Costs	Professional Fees	Asset impairment charges	Contract Termination and Other Charges	Total Restructuring and Other Costs
Balance, beginning of period	$70	$—	$—	$—	$70
Accruals/provisions	22	19	20	6	67
Payments/write-offs	(70)	(19)	(20)	—	(109)
Balance, end of period	$22	$—	$—	$6	$28
21. Quarterly Results (Unaudited)

	Three months ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues	$4,612	$6,300	$4,616	$4,734	$4,769	$4,862	$4,617	$4,777
Benefits, losses and expenses	4,003	5,994	4,466	4,497	4,273	4,416	4,173	4,295
Income from continuing operations, net of tax	466	243	150	233	388	365	345	384
Income (loss) from discontinued operations, net of tax	29	(484)	(617)	(423)	—	(72)	37	(70)
Net income (loss)	495	(241)	(467)	(190)	388	293	382	314
Less: Preferred stock dividends and discount accretion	—	10	—	—	—	—	—	—
Net income (loss) available to common shareholders [1]	$495	$(251)	$(467)	$(190)	$388	$293	$382	$314
Basic earnings (losses) per common share	$1.10	$(0.58)	$(1.04)	$(0.42)	$0.89	$0.65	$0.89	$0.70
Diluted earnings (losses) per common share	$1.03	$(0.49)	$(1.00)	$(0.39)	$0.86	$0.60	$0.86	$0.65
Weighted average common shares outstanding, basic	449.8	436.3	450.6	451.4	437.2	452.1	429.6	451.1
Weighted average shares outstanding and dilutive potential common shares [2]	478.6	493.1	467.9	489.0	450.8	490.6	442.6	486.1

[1]
Weighted average common shares outstanding and dilutive potential common shares are used in the calculation of diluted earnings (losses) per common share in periods of losses when the impact is dilutive to income from continuing operations, net of tax, available to common shareholders.

[2]
The three months ended March 31, 2013 includes the dilutive effect of the assumed conversion of 21.2 million preferred shares. The preferred shares converted to 21.2 million common shares in April 2013.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE I
SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN AFFILIATES
(In millions)

	As of December 31, 2014
Type of Investment	Cost	Fair Value	Amount at which shown on Balance Sheet
Fixed Maturities
Bonds and notes
U.S. government and government agencies and authorities (guaranteed and sponsored)	$7,135	$7,596	$7,596
States, municipalities and political subdivisions	11,735	12,871	12,871
Foreign governments	1,592	1,636	1,636
Public utilities	4,278	4,761	4,761
All other corporate bonds	20,910	22,598	22,598
All other mortgage-backed and asset-backed securities	9,712	9,922	9,922
Total fixed maturities, available-for-sale	55,362	59,384	59,384
Fixed maturities, at fair value using fair value option	478	488	488
Total fixed maturities	55,840	59,872	59,872
Equity Securities
Common stocks
Industrial, miscellaneous and all other	844	853	853
Non-redeemable preferred stocks	183	194	194
Total equity securities, available-for-sale	1,027	1,047	1,047
Equity securities, trading	10	11	11
Total equity securities	1,037	1,058	1,058
Mortgage loans	5,556	5,840	5,556
Policy loans	1,431	1,431	1,431
Investments in partnerships and trusts	2,942	2,942	2,942
Futures, options and miscellaneous	940	536	536
Short-term investments	4,883	4,883	4,883
Total investments	$72,629	$76,562	$76,278

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC.
(Registrant)
(In millions)

	As of December 31,
Condensed Balance Sheets	2014	2013
Assets
Fixed maturities, available-for-sale, at fair value	$1,093	$1,064
Other investments	12	17
Short-term investments	961	801
Investment in affiliates	23,800	23,353
Deferred income taxes	1,582	1,227
Unamortized Issue Costs	49	51
Other assets	36	45
Total assets	$27,533	$26,558
Liabilities and Stockholders’ Equity
Net payable to affiliates [1]	$1,218	$407
Short-term debt (includes current maturities of long-term debt)	456	200
Long-term debt	5,510	5,964
Other liabilities	1,629	1,082
Total liabilities	8,813	7,653
Total stockholders’ equity	18,720	18,905
Total liabilities and stockholders’ equity	$27,533	$26,558

	For the years ended December 31,
Condensed Statements of Operations and Comprehensive Income	2014	2013	2012
Net investment income	$11	$10	$3
Net realized capital losses	(6)	(7)	(6)
Total revenues	5	3	(3)
Interest expense	365	384	439
Other expenses	134	178	926
Total expenses	499	562	1,365
Loss before income taxes and earnings of subsidiaries	(494)	(559)	(1,368)
Income tax benefit	(172)	(187)	(482)
Loss before earnings of subsidiaries	(322)	(372)	(886)
Earnings of subsidiaries	1,120	548	848
Net income (loss)	798	176	(38)
Other comprehensive income (loss) - parent company:
Change in net gain/loss on cash-flow hedging instruments	—	(11)	—
Change in net unrealized gain/loss on securities	10	(13)	1
Change in pension and other postretirement plan adjustments	(292)	127	(172)
Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(282)	103	(171)
Other comprehensive income of subsidiaries [2]	1,289	(3,025)	1,763
Total other comprehensive income (loss) [2]	1,007	(2,922)	1,592
Total comprehensive income (loss) [2]	$1,805	$(2,746)	$1,554

[1]
Net payables to affiliates as of December 31, 2013 was net of a $655 note receivable from White River Life Reinsurance Company ("WRR"), an affiliate captive reinsurer, and the Company, pursuant to an intercompany agreement. On April 30, 2014, the Company dissolved WRR which resulted in WRR paying off this intercompany note.

[2]
In 2013, the Company inadvertently reported the comprehensive loss as comprehensive income in this table causing two subtotals to be incorrectly stated as well. This error had no impact on the reported comprehensive income of the parent company and did not impact any other disclosures in this document and has been subsequently corrected.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF THE HARTFORD FINANCIAL SERVICES GROUP, INC. (continued)
(Registrant)
(In millions)

	For the years ended December 31,
Condensed Statements of Cash Flows	2014	2013	2012
Operating Activities
Net income	$798	$176	$(38)
Loss on extinguishment of debt	—	176	910
Undistributed earnings of subsidiaries	(1,120)	(549)	(847)
Change in operating assets and liabilities	3,376	1,170	770
Cash provided by operating activities	3,054	973	795
Investing Activities
Net sales of short-term investments	(212)	(454)	213
Capital contributions to subsidiaries	(585)	1,211	(334)
Cash provided by (used for) investing activities	(797)	757	(121)
Financing Activities
Proceeds from issuance of long-term debt	—	295	2,123
Repurchase of warrants	—	(33)	(300)
Repayments of long-term debt	(200)	(1,190)	(2,133)
Treasury stock acquired	(1,796)	(600)	(154)
Proceeds from net issuances of common shares under incentive and stock compensation plans and excess tax benefits	21	20	7
Dividends paid — Preferred shares	—	(21)	(42)
Dividends paid — Common Shares	(282)	(201)	(175)
Cash used for financing activities	(2,257)	(1,730)	(674)
Net change in cash	—	—	—
Cash — beginning of year	—	—	—
Cash — end of year	$—	$—	$—
Supplemental Disclosure of Cash Flow Information
Interest Paid	$366	$366	$443
Dividends Received from Subsidiaries	$2,589	$1,096	$1,026

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
(In millions)

Segment	Deferred Policy Acquisition Costs [1]	Future Policy Benefits, Unpaid Losses and Loss Adjustment Expenses [1]	Unearned Premiums [1]	Other Policyholder Funds and Benefits Payable [1]

As of December 31, 2014
Commercial Lines	$421	$16,505	$3,184	$—
Personal Lines	155	1,874	1,914	—
Property & Casualty Other Operations	—	3,427	1	—
Group Benefits	36	6,540	45	518
Mutual Funds	11	—	—	—
Talcott Resolution	1,200	13,098	111	32,014
Corporate	—	—	—	—
Consolidated	$1,823	$41,444	$5,255	$32,532
As of December 31, 2013
Commercial Lines	$404	$16,293	3,188	—
Personal Lines	145	1,864	1,858	—
Property & Casualty Other Operations	—	3,548	1	—
Group Benefits	41	6,547	65	188
Mutual Funds	19	—	—	—
Talcott Resolution	1,552	13,122	112	58,571
Corporate	—	(1)	1	4
Consolidated	$2,161	$41,373	$5,225	$58,763

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION (continued)

(In millions)

Segment	Earned Premiums, Fee Income and Other	Net Investment Income (Loss)	Benefits, Losses and Loss Adjustment Expenses	Amortization of Deferred Policy Acquisition Costs	Insurance Operating Costs and Other Expenses [2]	Net Written Premiums [3]
For the year ended December 31, 2014
Commercial Lines	$6,402	$958	$3,855	$919	$1,194	$6,381
Personal Lines	3,806	129	2,684	348	599	3,861
Property & Casualty Other Operations	1	129	261	—	31	2
Group Benefits	3,095	374	2,362	32	836	—
Mutual Funds	723	—	—	28	559	—
Talcott Resolution	1,407	1,542	1,643	402	544	—
Corporate	10	22	—	—	618	—
Consolidated	$15,444	$3,154	$10,805	$1,729	$4,381	$10,244
For the year ended December 31, 2013
Commercial Lines	$6,315	$984	$4,085	$905	$1,190	$6,208
Personal Lines	3,823	145	2,580	332	761	3,719
Property & Casualty Other Operations	—	141	148	—	27	2
Group Benefits	3,330	390	2,518	33	964	—
Mutual Funds	668	—	—	39	511	—
Talcott Resolution [4]	1,463	1,577	1,717	485	2,150	—
Corporate	12	27	—	—	757	—
Consolidated	$15,611	$3,264	$11,048	$1,794	$6,360	$9,929
For the year ended December 31, 2012
Commercial Lines	$6,361	$924	$4,575	$927	$1,139	$6,209
Personal Lines	3,791	159	2,630	332	769	3,630
Property & Casualty Other Operations	(2)	149	65	—	28	8
Group Benefits	3,810	405	3,029	33	1,033	—
Mutual Funds	626	(3)	—	35	479	—
Talcott Resolution [4]	2,708	2,462	2,896	663	1,692	—
Corporate	168	31	—	—	1,850	—
Consolidated	$17,462	$4,127	$13,195	$1,990	$6,990	$9,847

[1]
In 2014, the Company prospectively changed its methodology for allocating assets and liabilities to align with the legal entity capital of Property and Casualty, Group Benefits, Mutual Funds and Talcott Resolution and, within Property and Casualty, align assets and liabilities following the Company's internal capital allocation models. This resulted in a reallocation of assets and liabilities from Corporate to the segments.

[2]	Includes interest expense, goodwill impairment, loss on extinguishment of debt, and reinsurance loss on disposition.

[3]	Excludes life insurance pursuant to Regulation S-X.

[4]
For the years ended, December 31, 2013 and 2012, Talcott Resolution was recast to reflect the impact of the sale of HLIKK. For further information regarding this transaction, see Note 2 - Business Dispositions of Notes to Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE IV
REINSURANCE
(In millions)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
For the year ended December 31, 2014
Life insurance in-force	$875,229	$240,285	$21,987	$656,931	3%
Insurance revenues
Property and casualty insurance	$10,531	$699	$264	$10,096	3%
Life insurance and annuities	4,414	1,666	137	2,885	5%
Accident and health insurance	1,615	54	56	1,617	3%
Total insurance revenues	$16,560	$2,419	$457	$14,598	3%
For the year ended December 31, 2013
Life insurance in-force	$883,387	$278,059	$49,789	$655,117	8%
Insurance revenues
Property and casualty insurance	$10,494	$871	$241	$9,864	2%
Life insurance and annuities	4,819	1,718	80	3,181	3%
Accident and health insurance	1,616	62	58	1,612	4%
Total insurance revenues	$16,929	$2,651	$379	$14,657	3%
For the year ended December 31, 2012
Life insurance in-force	$946,160	$137,719	$48,032	$856,473	6%
Insurance revenues
Property and casualty insurance	$10,484	$796	$205	$9,893	2%
Life insurance and annuities	4,977	458	69	4,588	2%
Accident and health insurance	1,928	66	68	1,930	4%
Total insurance revenues	$17,389	$1,320	$342	$16,411	2%

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	Balance January 1,	Charged to Costs and Expenses	Translation Adjustment	Write-offs/ Payments/ Other	Balance December 31,
2014
Allowance for doubtful accounts and other	$125	$50	$—	$(44)	$131
Allowance for uncollectible reinsurance	244	30	—	(3)	271
Valuation allowance on mortgage loans	67	4	—	(53)	18
Valuation allowance for deferred taxes	4	5	—	172	181
2013
Allowance for doubtful accounts and other	$117	$56	$—	$(48)	$125
Allowance for uncollectible reinsurance	268	(1)	2	(25)	244
Valuation allowance on mortgage loans	68	2	—	(3)	67
Valuation allowance for deferred taxes	58	(2)	—	(52)	4
2012
Allowance for doubtful accounts and other	$119	$44	$—	$(46)	$117
Allowance for uncollectible reinsurance	290	10	—	(32)	268
Valuation allowance on mortgage loans	102	(14)	—	(20)	68
Valuation allowance for deferred taxes	83	(25)	—	—	58

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS
(In millions)

	Discount Deducted From Liabilities [1]	Losses and Loss Adjustment Expenses Incurred Related to:		Paid Losses and Loss Adjustment Expenses
		Current Year	Prior Year
Years ended December 31,
2014	$556	$6,572	$228	$6,711
2013	$553	$6,621	$192	$6,826
2012	$538	$7,274	$(4)	$7,098

[1]	Reserves for permanently disabled claimants have been discounted using the weighted average interest rates of 3.5%, 3.5%, and 4.0% for the years ended December 31, 2014, 2013, and 2012, respectively.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
By:	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)
Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Christopher J. Swift	Chairman, Chief Executive Officer and Director	February 27, 2015

	Christopher J. Swift	(Principal Executive Officer)

	/s/ Beth A. Bombara	Executive Vice President and Chief Financial Officer	February 27, 2015

	Beth A. Bombara	(Principal Financial Officer)

	/s/ Scott R. Lewis	Senior Vice President and Controller	February 27, 2015

	Scott R. Lewis	(Principal Accounting Officer)

	*	Director	February 27, 2015

Robert B. Allardice III

	*	Director	February 27, 2015

Trevor Fetter

	*	Director	February 27, 2015

Kathryn A. Mikells

	*	Director	February 27, 2015

Michael G. Morris

	*	Director	February 27, 2015

Thomas A. Renyi

	*	Director	February 27, 2015

Julie G. Richardson

	*	Director	February 27, 2015

Virginia P. Ruesterholz

	*	Director	February 27, 2015

Charles B. Strauss

	*	Director	February 27, 2015

H. Patrick Swygert

*By:	/s/ Alan J. Kreczko

Alan J. Kreczko
As Attorney-in-Fact

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
FORM 10-K
EXHIBITS INDEX
The exhibits attached to this Form 10-K are those that are required by Item 601 of Regulation S-K.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
2.01	Purchase and Sale Agreement by and among Massachusetts Mutual Life Insurance Company, Hartford Life, Inc. and The Hartford Financial Services Group, Inc. ("The Hartford") dated as of September 4, 2012.	10-Q	001-13958	2.01	11/01/2012
2.02	Purchase and Sale Agreement by and among Hartford Life, Inc., Prudential Financial, Inc. and The Hartford dated as of September 27, 2012.	10-Q	001-13958	2.02	11/01/2012
3.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	3.01	10/20/2014
3.02	Amended and Restated By-Laws of The Hartford, amended effective June 9, 2014.	8-K	001-13958	3.1	06/09/2014
4.01	Restated Certificate of Incorporation of The Hartford, as filed with the Delaware Secretary of State on October 20, 2014.	8-K	001-13958	4.1	10/20/2014
4.02	Amended and Restated By-Laws of The Hartford, amended effective June 9, 2014.	8-K	001-13958	3.1	06/09/2014
4.03	Senior Indenture, dated as of October 20, 1995, between The Hartford and The Chase Manhattan Bank (National Association) as Trustee.	S-3	333-103915	4.03	03/19/2003
4.04	Supplemental Indenture No. 1, dated as of December 27, 2000, to the Senior Indenture filed as Exhibit 4.03 hereto, between The Hartford and The Chase Manhattan Bank, as Trustee.	S-3/A	333-49666	4.30	12/27/2000
4.05	Supplemental Indenture No. 2, dated as of September 13, 2002, to the Senior Indenture filed as Exhibit 4.03 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	09/17/2002
4.06	Supplemental Indenture No. 3, dated as of May 23, 2003, to the Senior Indenture filed as Exhibit 4.03 hereto, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	05/30/2003
4.07	Senior Indenture, dated as of March 9, 2004, between The Hartford and JPMorgan Chase Bank, as Trustee.	8-K	001-13958	4.1	03/12/2004
4.08	Junior Subordinated Indenture, dated as of February 12, 2007, between The Hartford and LaSalle Bank, N.A., as Trustee.	8-K	001-13958	4.1	02/16/2007
4.09	Senior Indenture, dated as of April 11, 2007, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	S-3ASR	333-142044	4.03	04/11/2007
4.10	Junior Subordinated Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.1	06/06/2008
4.11	First Supplemental Indenture, dated as of June 6, 2008, between The Hartford and The Bank of New York Trust Company, N.A., as Trustee.	8-K	001-13958	4.2	06/06/2008

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
4.12	Third Supplemental Indenture, dated as of April 5, 2012, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K/A	001-13958	4.3	04/06/2012
4.13	First Supplemental Indenture, dated as of August 9, 2013, between The Hartford and The Bank of New York Mellon Trust Company, N.A., as Trustee.	S-3ASR	001-13958	4.7	08/09/2013
4.14	Replacement Capital Covenant, dated as of June 6, 2008.	8-K	001-13958	4.4	06/06/2008
4.15	Warrant to Purchase Shares of Common Stock of The Hartford Financial Services Group, Inc., dated June 26, 2009.	8-K	001-13958	4.1	06/26/2009
10.01	Stock Purchase Agreement, dated as of April 28, 2014, between Hartford Life, Inc., a subsidiary of The Hartford Financial Services Group, Inc., and ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation.	8-K	001-13958	2.1	04/24/2014
10.02	Five-Year Revolving Credit Facility Agreement dated October 31, 2014, among The Hartford Financial Services Group, Inc., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. Citibank, N.A., U.S. Bank National Association and Wells Fargo, National Association as syndication agents, and the lenders referred to therein.	8-K	001-13958	10.1	11/03/2014
10.03	Form of Commercial Paper Dealer Agreement between The Hartford Financial Services Group, Inc. as Issuer, and the Dealer party thereto	8-K	001-13958	10.1	12/29/2014
*10.04	The Hartford Senior Executive Officer Severance Pay Plan, as amended and restated, effective October 1, 2014.**
*10.05	The Hartford Senior Executive Severance Pay Plan, as amended and restated, effective October 1, 2014.**
*10.06	The Hartford 2014 Incentive Stock Plan Administrative Rules Relating to Awards for Non-Employee Directors.**
*10.07	The Hartford 2010 Incentive Stock Plan, as amended and restated, effective February 25, 2014.	10-K	001-13958	10.05	02/28/2014
*10.08	The Hartford 2014 Incentive Stock Plan, effective May 21, 2014.	10-Q	333-197671	10.02	07/30/2014
*10.09	The Hartford Protection Agreement between The Hartford and Christopher Swift, effective June 9, 2014.	10-Q	001-13958	10.03	07/30/2014
*10.10	The Transition Agreement between The Hartford and Liam E. McGee, effective June 9, 2014.	10-Q	001-13958	10.04	07/30/2014
*10.11	The Hartford 2014 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.05	07/30/2014
*10.12	The Hartford 2014 Incentive Stock Plan Form of Non-Employee Directors Award Agreement.	10-Q	001-13958	10.06	07/30/2014
*10.13	Summary of Annual Executive Bonus Program.	10-Q	001-13958	10.07	07/30/2014

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
*10.14	The Hartford 2010 Incentive Stock Plan Administrative Rules Related to Awards for Key Employees, as amended effective December 15, 2010.	10-K	001-13958	10.10	02/25/2011
*10.15	The Hartford 2010 Incentive Stock Plan and 2014 Incentive Stock Plan Administrative Rules Related to Awards for Non-Employee Directors, as amended effective February 25, 2014.	10-Q;	001-13958	10.01	04/30/2014
*10.16	The Hartford 2010 Incentive Stock Plan Forms of Individual Award Agreements.	10-Q	001-13958	10.04	08/04/2010
*10.17	Summary of Annual Executive Bonus Program.	8-K	001-13958	10.2	05/25/2010
*10.18	The Hartford 2005 Incentive Stock Plan, as amended for the fiscal year ended 2009.	10-K	001-13958	10.10	02/23/2010
*10.19	The Hartford 2005 Incentive Stock Plan Forms of Individual Award Agreements.	8-K	001-13958	10.2	05/24/2005
*10.20	Form of Key Executive Employment Protection Agreement between The Hartford and certain executive officers of The Hartford, as amended.	10-K	001-13958	10.06	02/12/2009
*10.21	The Hartford Deferred Restricted Stock Unit Plan, as amended.	10-K	001-13958	10.12	02/24/2006
*10.22	The Hartford Deferred Compensation Plan, as amended December 20, 2012.	10-K	001-13958	10.18	03/01/2013
*10.23	The Hartford Excess Pension Plan II, as amended January 1, 2013.	10-K	001-13958	10.19	03/01/2013
*10.24	The Hartford Excess Savings Plan IA, as amended effective May 28, 2013.	10-Q	001-13958	10.01	07/29/2013
10.25	Put Option Agreement, dated February 12, 2007, among The Hartford, Glen Meadow ABC Trust and LaSalle Bank, N.A.	8-K	001-13958	10.1	02/16/2007
12.01	Statement Re: Computation of Ratio of Earnings to Fixed Charges. **
21.01	Subsidiaries of The Hartford Financial Services Group, Inc. **
23.01
Consent of Deloitte & Touche LLP to the incorporation by reference into The Hartford’s Registration Statements on Form S-8 and Form S-3 of the report of Deloitte & Touche LLP contained in this Form 10-K regarding the audited financial statements is filed herewith. **

24.01	Power of Attorney. **
31.01	Certification of Christopher J. Swift pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.02	Certification of Beth A. Bombara pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
32.01	Certification of Christopher J. Swift pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.02	Certification of Beth A. Bombara pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

*	Management contract, compensatory plan or arrangement.

**	Filed with the Securities and Exchange Commission as an exhibit to this report.