Form 10-Q
period 2015-03-31
HARTFORD FINANCIAL SERVICES GROUP INC/DE
filed 2015-04-27
CIK 874766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
 ____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 22, 2015, there were outstanding 419,928,818 shares of Common Stock, $0.01 par value per share, of the registrant.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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
They have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon The Hartford Financial Services Group, Inc. and its subsidiaries (collectively, the “Company” or “The Hartford”). Future developments may not be in line with management’s expectations or may have unanticipated effects. Actual results could differ materially from expectations, depending on the evolution of various factors, including those set forth in Part I, Item 1A, Risk Factors in The Hartford’s 2014 Form 10-K Annual Report, and those identified from time to time in our other filings with the Securities and Exchange Commission. These important risks and uncertainties include:

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

•
the potential for losses due to our reinsurers’ unwillingness or inability to meet their obligations under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect us against losses;

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

•
technology innovations, such as telematics and other usage-based methods of determining premiums, auto technology advancements that improve driver safety and technologies that facilitate ride or home sharing, may alter demand for the Company’s products, impact the frequency or severity of losses and/or impact the way the Company markets, distributes and underwrites its products;

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

•	unfavorable judicial or legislative developments;

•	regulatory limitations on the ability of the Company and certain of its subsidiaries to declare and pay dividends;

•	the impact of changes in federal or state tax laws;

•	the impact of potential changes in accounting principles and related financial reporting requirements;

•	regulatory requirements that could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests;

•	the risks, challenges and uncertainties associated with our capital management plan, expense reduction initiatives and other actions, which may include acquisitions, divestitures or restructurings;

•	actions by our competitors, many of which are larger or have greater financial resources than we do;

•	the Company’s ability to market, distribute and provide investment advisory services in relation to our products through current and future distribution channels and advisory firms;

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
Hartford, Connecticut

We have reviewed the accompanying condensed consolidated balance sheet of The Hartford Financial Services Group, Inc. and subsidiaries (the "Company") as of March 31, 2015, and the related condensed consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Hartford, Connecticut
April 27, 2015

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
(In millions, except for per share data)	2015	2014
	(Unaudited)
Revenues
Earned premiums	$3,322	$3,302
Fee income	459	496
Net investment income	809	824
Net realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(12)	(23)
OTTI losses recognized in other comprehensive income (“OCI”)	—	1
Net OTTI losses recognized in earnings	(12)	(22)
Other net realized capital gains (losses)	17	(13)
Total net realized capital gains (losses)	5	(35)
Other revenues	22	25
Total revenues	4,617	4,612
Benefits, losses and expenses
Benefits, losses and loss adjustment expenses	2,563	2,576
Amortization of deferred policy acquisition costs and present value of future profits	387	396
Insurance operating costs and other expenses	948	936
Interest expense	94	95
Total benefits, losses and expenses	3,992	4,003
Income from continuing operations before income taxes	625	609
Income tax expense	158	143
Income from continuing operations, net of tax	467	466
Income from discontinued operations, net of tax	—	29
Net income	$467	$495
Income from continuing operations, net of tax, per common share
Basic	$1.11	$1.04
Diluted	$1.08	$0.97
Net income per common share
Basic	$1.11	$1.10
Diluted	$1.08	$1.03
Cash dividends declared per common share	$0.18	$0.15
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions)	2015	2014
	(Unaudited)
Comprehensive Income
Net income	$467	$495
Other comprehensive income (loss):
Change in net unrealized gain on securities	208	699
Change in OTTI losses recognized in other comprehensive income	(3)	2
Change in net gain on cash flow hedging instruments	27	13
Change in foreign currency translation adjustments	(20)	17
Change in pension and other postretirement plan adjustments	10	7
Total other comprehensive income	222	738
Total comprehensive income	$689	$1,233
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Balance Sheets

(In millions, except for share and per share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $56,104 and $55,362)	$60,555	$59,384
Fixed maturities, at fair value using the fair value option (includes variable interest entity assets of $217 and $218)	520	488
Equity securities, available-for-sale, at fair value (cost of $1,129 and $1,027) (includes equity securities, at fair value using the fair value option, of $402 and $348)	1,148	1,047
Mortgage loans (net of allowances for loan losses of $21 and $18)	5,697	5,556
Policy loans, at outstanding balance	1,452	1,431
Limited partnerships and other alternative investments (includes variable interest entity assets of $2 and $3)	2,923	2,942
Other investments	630	547
Short-term investments (includes variable interest entity assets, at fair value, of $8 and $16)	3,651	4,883
Total investments	76,576	76,278
Cash (includes variable interest entity assets, at fair value, of $12 and $9)	500	399
Premiums receivable and agents’ balances, net	3,497	3,429
Reinsurance recoverables, net	22,737	22,920
Deferred policy acquisition costs	1,764	1,823
Deferred income taxes, net	2,636	2,897
Goodwill	498	498
Property and equipment, net	848	831
Other assets	2,101	1,236
Separate account assets	135,803	134,702
Total assets	$246,960	$245,013
Liabilities
Reserve for future policy benefits and unpaid losses and loss adjustment expenses	$41,523	$41,444
Other policyholder funds and benefits payable	32,101	32,532
Unearned premiums	5,383	5,255
Short-term debt	167	456
Long-term debt	5,653	5,653
Other liabilities (includes variable interest entity liabilities of $5 and $6)	7,253	6,251
Separate account liabilities	135,803	134,702
Total liabilities	227,883	226,293
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $0.01 par value — 1,500,000,000 shares authorized, 490,923,222 and 490,923,222 shares issued	5	5
Additional paid-in capital	8,996	9,123
Retained earnings	11,583	11,191
Treasury stock, at cost — 69,533,810 and 66,507,690 shares	(2,657)	(2,527)
Accumulated other comprehensive income, net of tax	1,150	928
Total stockholders’ equity	19,077	18,720
Total liabilities and stockholders’ equity	$246,960	$245,013
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Three Months Ended March 31,
(In millions, except for share data)	2015	2014
	(Unaudited)
Common Stock	$5	$5
Additional Paid-in Capital, beginning of period	9,123	9,894
Issuance of shares under incentive and stock compensation plans	(150)	(49)
Stock-based compensation plans expense	16	19
Tax benefit on employee stock options and share-based awards	26	3
Issuance of shares for warrant exercise	(19)	(318)
Additional Paid-in Capital, end of period	8,996	9,549
Retained Earnings, beginning of period	11,191	10,683
Net income	467	495
Dividends declared on common stock	(75)	(67)
Retained Earnings, end of period	11,583	11,111
Treasury Stock, at Cost, beginning of period	(2,527)	(1,598)
Treasury stock acquired	(250)	(300)
Issuance of shares under incentive and stock compensation plans	154	43
Net shares acquired related to employee incentive and stock compensation plans	(53)	(13)
Issuance of shares for warrant exercise	19	318
Treasury Stock, at Cost, end of period	(2,657)	(1,550)
Accumulated Other Comprehensive Income (Loss), net of tax, beginning of period	928	(79)
Total other comprehensive income	222	738
Accumulated Other Comprehensive Income, net of tax, end of period	1,150	659
Total Stockholders’ Equity	$19,077	$19,774
Common Shares Outstanding beginning of period (in thousands)	424,416	453,290
Treasury stock acquired	(6,128)	(8,821)
Issuance of shares under incentive and stock compensation plans	3,923	996
Return of shares under incentive and stock compensation plans and other to treasury stock	(1,299)	(357)
Issuance of shares for warrant exercise	477	7,378
Common Shares Outstanding, at end of period	421,389	452,486
See Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions)	2015	2014
Operating Activities	(Unaudited)
Net income (loss)	$467	$495
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred policy acquisition costs and present value of future profits	387	396
Additions to deferred policy acquisition costs and present value of future profits	(354)	(350)
Net realized capital (gains) losses	(5)	86
Depreciation and amortization	101	60
Other operating activities, net	22	(97)
Change in assets and liabilities:
Increase in reserve for future policy benefits and unpaid losses and loss adjustment expenses and unearned premiums	120	107
Decrease in reinsurance recoverables	37	3
Increase in receivables and other assets	(449)	(69)
Decrease in payables and accruals	(47)	(399)
Decrease in accrued and deferred income taxes	168	117
Net disbursements from investment contracts related to policyholder funds—international variable annuities	—	(2,458)
Net decrease in equity securities, trading	—	2,458
Net cash provided by operating activities	447	349
Investing Activities
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	6,584	8,015
Fixed maturities, fair value option	36	55
Equity securities, available-for-sale	363	118
Mortgage loans	104	96
Partnerships	179	123
Payments for the purchase of:
Fixed maturities, available-for-sale	(7,375)	(7,654)
Fixed maturities, fair value option	(59)	(168)
Equity securities, available-for-sale	(566)	(28)
Mortgage loans	(154)	(204)
Partnerships	(106)	(70)
Net proceeds from (payments for) derivatives	45	(17)
Net increase (decrease) in policy loans	(24)	9
Net additions to property and equipment	(58)	(33)
Net proceeds from (payments for) short-term investments	1,325	(44)
Other investing activities, net	1	(2)
Net cash provided by investing activities	295	196
Financing Activities
Deposits and other additions to investment and universal life-type contracts	1,209	817
Withdrawals and other deductions from investment and universal life-type contracts	(4,682)	(4,687)
Net transfers from separate accounts related to investment and universal life-type contracts	3,175	3,581
Repayments at maturity or settlement of consumer notes	(2)	(6)
Net proceeds from securities loaned or sold under agreements to repurchase	323	147
Repayment of debt	(289)	(200)
Net issuance (return) of shares under incentive and stock compensation plans, excess tax benefit, and other	(25)	30
Treasury stock acquired	(250)	(300)
Dividends paid on common stock	(78)	(67)
Net cash used for financing activities	(619)	(685)
Foreign exchange rate effect on cash	(22)	(3)
Net decrease in cash	101	(143)
Cash – beginning of period	399	1,428
Cash – end of period	$500	$1,285
Supplemental Disclosure of Cash Flow Information
Income taxes received	$47	$126
Interest paid	$77	$82
See Notes to Condensed Consolidated Financial Statements

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions, except for per share data, unless otherwise stated)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies
The Hartford Financial Services Group, Inc. is a holding company for insurance and financial services subsidiaries that provide property and casualty insurance, group life and disability products and mutual funds to individual and business customers in the United States (collectively, “The Hartford”, the “Company”, “we” or “our”). Also, the Company continues to runoff life and annuity products previously sold.
On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company ("HLIKK"), to ORIX Life Insurance Corporation, a subsidiary of ORIX Corporation, a Japanese company. The operations of the Company's Japan business are reported as discontinued operations. For further information regarding discontinued operations, see the following Discontinued Operations section and Note 12 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, which differ materially from the accounting practices prescribed by various insurance regulatory authorities. These Condensed Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2014 Form 10-K Annual Report. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.
The accompanying Condensed Consolidated Financial Statements and Notes are unaudited. These financial statements reflect all adjustments (generally consisting only of normal accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The Company's significant accounting policies are summarized in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2014 Form 10-K Annual Report.
Consolidation
The Condensed Consolidated Financial Statements include the accounts of The Hartford Financial Services Group, Inc., companies in which the Company directly or indirectly has a controlling financial interest and those variable interest entities (“VIEs”) which the Company is required to consolidate. Entities in which the Company has significant influence over the operating and financing decisions but is not required to consolidate are reported using the equity method. For further information on VIEs see Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. All intercompany transactions and balances between The Hartford and its subsidiaries and affiliates have been eliminated.
Discontinued Operations
The results of operations of a component of the Company are reported in discontinued operations when certain criteria are met as of the date of disposal, or earlier if classified as held-for-sale. When a component is identified for discontinued operations reporting, amounts for prior periods are retrospectively reclassified as discontinued operations. Prior to January 1, 2015, components were identified as discontinued operations if the operations and cash flows of the component had been or would be eliminated from the ongoing operations of the Company as a result of the disposal transaction and the Company would not have any significant continuing involvement in the operations of the component after the disposal transaction. For transactions occurring January 1, 2015 or later, under updated guidance issued by the Financial Accounting Standards Board, components are identified as discontinued operations if they are a major part of an entity’s operations and financial results such as a separate major line of business or a separate major geographical area of operations regardless of whether the Company has significant continuing involvement in the operations of the component after the disposal transaction. For information on the specific discontinued operations, see Note 12 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.
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
2. Earnings Per Common Share
The following table presents the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(In millions, except for per share data)	2015	2014
Earnings
Income from continuing operations, net of tax	$467	$466
Income from discontinued operations, net of tax	$—	$29
Net income	$467	$495
Shares
Weighted average common shares outstanding, basic	422.6	449.8
Dilutive effect of stock compensation plans	5.5	6.2
Dilutive effect of warrants	5.6	22.6
Weighted average common shares outstanding and dilutive potential common shares	433.7	478.6
Earnings per common share
Basic
Income from continuing operations, net of tax	$1.11	$1.04
Income from discontinued operations, net of tax	—	0.06
Net income per common share	$1.11	$1.10
Diluted
Income from continuing operations, net of tax	$1.08	$0.97
Income from discontinued operations, net of tax	—	0.06
Net income per common share	$1.08	$1.03
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the year. Diluted potential common shares are included in the calculation of diluted per share amounts provided there is income from continuing operations, net of tax. Diluted earnings per share includes the dilutive effect of assumed exercise or issuance of warrants and stock-based awards under compensation plans using the treasury stock method.
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
The Company’s reporting segments, as well as the Corporate category, are as follows:
Commercial Lines
Commercial Lines provides workers’ compensation, property, automobile, marine, livestock, liability and umbrella coverages primarily throughout the U.S., along with a variety of customized insurance products and risk management services including professional liability, bond, surety and specialty casualty coverages.
Personal Lines
Personal Lines provides standard automobile, homeowners and personal umbrella coverages to individuals across the U.S., including a special program designed exclusively for members of AARP.
Property & Casualty Other Operations
Property & Casualty Other Operations includes certain property and casualty operations, managed by the Company, that have discontinued writing new business and including substantially all of the Company’s asbestos and environmental exposures.
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
Talcott Resolution
Talcott Resolution is comprised of runoff business from the Company's individual annuity, institutional, and private-placement life insurance businesses. The Company's individual annuity business consists of annuity products for individuals, which include variable, fixed, and payout annuity products. In addition, Talcott Resolution includes the retained Japan fixed payout annuity liabilities, as well as the Company's discontinued Japan annuity business prior to its sale in 2014.
Corporate
The Company includes in the Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities, certain purchase accounting adjustments and other charges not allocated to the segments.
Financial Measures and Other Segment Information
Certain transactions between segments occur during the year that primarily relate to tax settlements, insurance coverage, expense reimbursements, services provided, security transfers and capital contributions. Also, one segment may purchase annuity contracts from another to fund pension costs and to settle certain group life claims. In addition, certain inter-segment transactions occur that relate to interest income on allocated surplus. Consolidated net investment income is unaffected by such transactions.
The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Net income (loss)	2015	2014
Commercial Lines	$240	$242
Personal Lines	76	99
Property & Casualty Other Operations	23	22
Group Benefits	52	51
Mutual Funds	22	21
Talcott Resolution	111	145
Corporate	(57)	(85)
Net income	$467	$495

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment Information (continued)

The following table presents revenues by product line for each reporting segment, as well as the Corporate category.

	Three Months Ended March 31,
Revenues	2015	2014
Earned premiums and fee income
Commercial Lines
Workers’ compensation	$744	$732
Property	156	136
Automobile	148	144
Package business	292	283
Liability	135	145
Bond	53	51
Professional liability	55	50
Total Commercial Lines	1,583	1,541
Personal Lines
Automobile	655	636
Homeowners	297	292
Total Personal Lines [1]	952	928
Group Benefits
Group disability	371	369
Group life	365	388
Other	44	42
Total Group Benefits	780	799
Mutual Funds
Mutual Fund	149	138
Talcott	30	36
Total Mutual Funds	179	174
Talcott Resolution	285	353
Corporate	2	3
Total earned premiums and fee income	3,781	3,798
Net investment income	809	824
Net realized capital gains	5	(35)
Other revenues	22	25
Total revenues	$4,617	$4,612

[1]	For the three months ended March 31, 2015 and 2014, AARP members accounted for earned premiums of $766 and $736, respectively.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements

Financial instruments carried at fair value in the Company's Condensed Consolidated Financial Statements include fixed maturity and equity securities, available-for-sale ("AFS"); fixed maturities at fair value using the fair value option ("FVO"); equity securities, FVO; short-term investments; freestanding and embedded derivatives; certain limited partnerships and other alternative investment; separate account assets and certain other liabilities.
The following section applies to the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels (Level 1, 2 or 3).

Level 1
Observable inputs that reflect quoted prices for identical assets, or liabilities, in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasuries, money market funds and exchange traded equity securities, open-ended mutual funds, and exchange-traded derivative instruments.

Level 2
Observable inputs, other than quoted prices included in Level 1, for the asset or liability, or prices for similar assets and liabilities. Most fixed maturities and preferred stocks, including those reported in separate account assets, are model priced by vendors using observable inputs and are classified within Level 2. Also included are hedge funds where investment company accounting guidance has been applied to a wholly-owned fund of funds measured at fair value where an investment can be redeemed, or substantially redeemed, at the net asset value per share or equivalent ("NAV") on the measurement date or in the near-term, not to exceed 90 days. Derivative instruments classified within Level 2 are priced using observable market inputs such as swap yield curves and credit default swap curves.

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

In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, the Company will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value. Transfers of securities among the levels occur at the beginning of the reporting period. The amount of transfers from Level 1 to Level 2 was $106 and $1.3 billion, for the three months ended March 31, 2015 and 2014, respectively, which represented previously on-the-run U.S. Treasury securities that are now off-the-run. For the three months ended March 31, 2015 and 2014, there were no transfers from Level 2 to Level 1. In most cases, both observable (e.g., changes in interest rates) and unobservable (e.g., changes in risk assumptions) inputs are used in the determination of fair values that the Company has classified within Level 3. Consequently, these values and the related gains and losses are based upon both observable and unobservable inputs. The Company’s fixed maturities included in Level 3 are classified as such because these securities are primarily priced by independent brokers and/or within illiquid markets.

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

	March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
Asset-backed-securities ("ABS")	$3,004	$—	$2,843	$161
Collateralized debt obligations ("CDOs")	2,982	—	2,398	584
Commercial mortgage-backed securities ("CMBS")	4,652	—	4,384	268
Corporate	27,119	—	26,007	1,112
Foreign government/government agencies	1,365	—	1,317	48
Municipal	12,842	—	12,778	64
Residential mortgage-backed securities ("RMBS")	4,078	—	2,615	1,463
U.S. Treasuries	4,513	444	4,069	—
Total fixed maturities	60,555	444	56,411	3,700
Fixed maturities, FVO	520	—	435	85
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,148	910	136	102
Derivative assets
Credit derivatives	9	—	13	(4)
Commodity derivatives	7	—	7	—
Equity derivatives	2	—	—	2
Foreign exchange derivatives	9	—	9	—
Interest rate derivatives	130	—	119	11
Guaranteed minimum withdrawal benefit ("GMWB") hedging instruments	142	—	47	95
Macro hedge program	135	—	—	135
Other derivative contracts	11	—	—	11
Total derivative assets [2]	445	—	195	250
Short-term investments	3,651	313	3,338	—
Limited partnerships and other alternative investments [3]	742	—	552	190
Reinsurance recoverable for GMWB	65	—	—	65
Modified coinsurance reinsurance contracts	22	—	22	—
Separate account assets [4]	131,087	89,871	40,614	602
Total assets accounted for at fair value on a recurring basis	$198,246	$91,549	$101,703	$4,994
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(176)	$—	$—	$(176)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(202)	—	—	(202)
Derivative liabilities
Credit derivatives	(6)	—	1	(7)
Commodity derivatives	3	—	3	—
Equity derivatives	32	—	26	6
Foreign exchange derivatives	(469)	—	(469)	—
Interest rate derivatives	(531)	—	(502)	(29)
GMWB hedging instruments	39	—	(25)	64
Macro hedge program	52	—	—	52
Total derivative liabilities [5]	(880)	—	(966)	86
Consumer notes [6]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(1,085)	$—	$(966)	$(119)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets accounted for at fair value on a recurring basis
Fixed maturities, AFS
ABS	$2,472	$—	$2,350	$122
CDOs	2,841	—	2,218	623
CMBS	4,415	—	4,131	284
Corporate	27,359	—	26,319	1,040
Foreign government/government agencies	1,636	—	1,577	59
Municipal	12,871	—	12,805	66
RMBS	3,918	—	2,637	1,281
U.S. Treasuries	3,872	106	3,766	—
Total fixed maturities	59,384	106	55,803	3,475
Fixed maturities, FVO	488	—	396	92
Equity securities, trading [1]	11	11	—	—
Equity securities, AFS	1,047	786	163	98
Derivative assets
Credit derivatives	8	—	10	(2)
Equity derivatives	3	—	—	3
Interest rate derivatives	129	—	113	16
GMWB hedging instruments	119	—	5	114
Macro hedge program	93	—	—	93
Other derivative contracts	12	—	—	12
Total derivative assets [2]	364	—	128	236
Short-term investments	4,883	349	4,534	—
Limited partnerships and other alternative investments [3]	770	—	581	189
Reinsurance recoverable for GMWB	56	—	—	56
Modified coinsurance reinsurance contracts	34	—	34	—
Separate account assets [4]	132,211	91,537	40,096	578
Total assets accounted for at fair value on a recurring basis	$199,248	$92,789	$101,735	$4,724
Liabilities accounted for at fair value on a recurring basis
Other policyholder funds and benefits payable
GMWB	$(139)	$—	$—	$(139)
Equity linked notes	(26)	—	—	(26)
Total other policyholder funds and benefits payable	(165)	—	—	(165)
Derivative liabilities
Credit derivatives	(16)	—	(9)	(7)
Equity derivatives	28	—	25	3
Foreign exchange derivatives	(445)	—	(445)	—
Interest rate derivatives	(597)	—	(574)	(23)
GMWB hedging instruments	55	—	(1)	56
Macro hedge program	48	—	—	48
Total derivative liabilities [5]	(927)	—	(1,004)	77
Consumer notes [6]	(3)	—	—	(3)
Total liabilities accounted for at fair value on a recurring basis	$(1,095)	$—	$(1,004)	$(91)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

[1]	Included in other investments on the Condensed Consolidated Balance Sheets.

[2]
Includes over-the-counter ("OTC") and OTC-cleared derivative instruments in a net positive fair value position after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. As of March 31, 2015 and December 31, 2014, $389 and $413, respectively, of cash collateral liability was netted against the derivative asset value in the Condensed Consolidated Balance Sheets and is excluded from the preceding table. See the following footnote 4 for derivative liabilities.

[3]	Represents hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value.

[4]
Approximately $4.7 billion and $2.5 billion of investment sales receivable, as of March 31, 2015 and December 31, 2014, respectively, are excluded from this disclosure requirement because they are trade receivables in the ordinary course of business where the carrying amount approximates fair value.

[5]
Includes OTC and OTC-cleared derivative instruments in a net negative fair market value position (derivative liability) after consideration of the accrued interest and impact of collateral posting requirements which may be imposed by agreements, clearing house rules and applicable law. In the following Level 3 roll-forward table in this Note 4, the derivative assets and liabilities are referred to as “freestanding derivatives” and are presented on a net basis.

[6]	Represents embedded derivatives associated with non-funding agreement-backed consumer equity linked notes.
Determination of Fair Values
The valuation methodologies used to determine the fair values of assets and liabilities under the “exit price” notion, reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes relevant observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and liabilities based on quoted market prices where available, and where prices represent a reasonable estimate of fair value. The Company also determines fair value based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s default spreads, liquidity, and where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the preceding tables.
The fair value process is monitored by the Valuation Committee, which is a cross-functional group of senior management within the Company that meets at least quarterly. The Valuation Committee is co-chaired by the Heads of Investment Operations and Investment Accounting, and has representation from various investment sector professionals, accounting, operations, legal, compliance, and risk management. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing valuation issues and approving changes to valuation methodologies and pricing sources. There are also two working groups under the Valuation Committee, a Securities Fair Value Working Group (“Securities Working Group”) and a Derivatives Fair Value Working Group ("Derivatives Working Group"), which include various investment, operations, accounting and risk management professionals that meet monthly to review market data trends, pricing and trading statistics and results, and any proposed pricing methodology changes.
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
Fixed Maturities, AFS; Fixed Maturities, FVO; Equity Securities, AFS; Equity Securities, FVO; and Short-term Investments
The fair value of AFS and FVO securities,and short-term investments in an active and orderly market (e.g. not distressed or forced liquidation) are determined by management after considering the following primary sources of information: quoted prices for identical assets or liabilities, third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, and the remaining unpriced securities are submitted to independent brokers for prices, or priced using a pricing matrix. Typical inputs used by these pricing methods include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows, prepayment speeds, and default rates. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices from recent reported trades for identical or similar securities making adjustments through the reporting date based upon the preceding outlined available market observable information. If there are no recently reported trades, the third-party pricing services and independent brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Included in the pricing of ABS and RMBS are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Private placement securities are priced using a pricing matrix to determine the credit spreads that are used to discount the expected future cash flows for securities for which the Company is unable to obtain a price from a third-party pricing service. Credit spreads are developed each month using market based data for public securities adjusted for credit spread differentials between public and private securities which are obtained from a survey of multiple private placement brokers. The appropriate credit spreads determined through this survey approach are based upon the issuer’s financial strength and term to maturity, utilizing an independent public security index and trade information and adjusting for the non-public nature of the securities.
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
The Company conducts other specific monitoring controls around pricing. Daily analyses identify price changes over 3% for fixed maturities and 5% for equity securities and trade prices that differ over 3% to the current day’s price. Weekly analyses identify prices that differ more than 5% from published bond prices of a corporate bond index. Monthly analyses identify price changes over 3%, prices that have not changed, and missing prices. Also on a monthly basis, a second source validation is performed on most sectors. Analyses are conducted by a dedicated pricing unit that follows up with trading and investment sector professionals and challenges prices with vendors when the estimated assumptions used differ from what the Company feels a market participant would use. Any changes from the identified pricing source are verified by further confirmation of assumptions used. Examples of other procedures performed include, but are not limited to, initial and on-going review of third-party pricing services’ methodologies, review of pricing statistics and trends, and back testing recent trades.
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
Derivative Instruments, including embedded derivatives within investments
Derivative instruments are fair valued using pricing valuation models that utilize independent market data inputs for OTC derivatives, quoted market prices for exchange-traded and OTC-cleared derivatives, or independent broker quotations. Excluding embedded and reinsurance related derivatives, as of March 31, 2015 and December 31, 2014, 96% and 96%, respectively, of derivatives, based upon notional values, were priced by valuation models or quoted market prices. The remaining derivatives were priced by broker quotations.
The Derivatives Working Group performs ongoing analysis of the valuations, assumptions and methodologies used to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by investment and accounting professionals. The Company performs various controls on derivative valuations which include both quantitative and qualitative analysis. Analyses are conducted by a dedicated derivative pricing team that works directly with investment sector professionals to analyze impacts of changes in the market environment and investigate variances. There is a monthly analysis to identify market value changes greater than pre-defined thresholds, stale prices, missing prices, and zero prices. Also on a monthly basis, a second source validation, typically to broker quotations, is performed for certain of the more complex derivatives, as well as for any existing deals with a market value greater than $10 and all new deals during the month. In addition, on a daily basis, market valuations are compared to counterparty valuations for OTC derivatives. A model validation review is performed on any new models, which typically includes detailed documentation and validation to a second source. The model validation documentation and results of validation are presented to the Valuation Committee for approval. There is a monthly control to review changes in pricing sources to ensure that new models are not moved to production until formally approved.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities. However, the derivative instrument may not be classified with the same fair value hierarchy level as the associated assets and liabilities. Therefore, the realized and unrealized gains and losses on derivatives reported in the Level 3 rollforward may not reflect the offsetting impact of the realized and unrealized gains and losses of the associated assets and liabilities.
Limited partnerships and other alternative investments
A portion of limited partnerships and other alternative investments include hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value. Fair value is determined for these funds using the NAV, as a practical expedient, calculated on a monthly basis, and is the amount at which a unit or shareholder may redeem their investment, if redemption is allowed. Certain impediments to redemption include, but are not limited to the following: 1) redemption notice periods vary and may be as long as 90 days, 2) redemption may be restricted (e.g. only be allowed on a quarter-end), 3) a holding period referred to as a lock-up may be imposed whereby an investor must hold their investment for a specified period of time before they can make a notice for redemption, 4) gating provisions may limit all redemptions in a given period to a percentage of the entities' equity interests, or may only allow an investor to redeem a portion of their investment at one time and 5) early redemption penalties may be imposed that are expressed as a percentage of the amount redeemed. The Company regularly assesses impediments to redemption and current market conditions that will restrict the redemption at the end of the notice period. Any funds that are subject to significant liquidity restrictions are reported in Level 3; all others are classified as Level 2.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

A description of additional inputs used in the Company’s Level 2 and Level 3 measurements is included in the following discussion:

Level 2
The fair values of most of the Company’s Level 2 investments are determined by management after considering prices received from third party pricing services. These investments include most fixed maturities and preferred stocks, including those reported in separate account assets, as well as, hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value, and derivative instruments.

•
ABS, CDOs, CMBS and RMBS – Primary inputs also include monthly payment information, collateral performance, which varies by vintage year and includes delinquency rates, collateral valuation loss severity rates, collateral refinancing assumptions, credit default swap indices and, for ABS and RMBS, estimated prepayment rates.

•	Corporates, including investment grade private placements – Primary inputs also include observations of credit default swap curves related to the issuer.

•	Foreign government/government agencies — Primary inputs also include observations of credit default swap curves related to the issuer and political events in emerging market economies.

•	Municipals – Primary inputs also include Municipal Securities Rulemaking Board reported trades and material event notices, and issuer financial statements.

•	Short-term investments – Primary inputs also include material event notices and new issue money market rates.

•	Credit derivatives – Primary inputs include the swap yield curve and credit default swap curves.

•	Commodity derivatives – Primary input is the underlying commodity price curves.

•	Foreign exchange derivatives – Primary inputs include the swap yield curve, currency spot and forward rates, and cross currency basis curves.

•	Interest rate derivatives – Primary input is the swap yield curve.

•
Limited partnerships and other alternative investments — Primary inputs include a NAV for investment companies with no redemption restrictions as reported on their U.S. GAAP financial statements, which are typically recorded on a one-month lag.

Level 3
Most of the Company’s securities classified as Level 3 include less liquid securities such as lower quality ABS, CMBS, commercial real estate (“CRE”) CDOs and RMBS primarily backed by sub-prime loans. Securities included in Level 3 are primarily valued based on broker prices or broker spreads, without adjustments. Primary inputs for non-broker priced investments, including structured securities, are consistent with the typical inputs used in the preceding noted Level 2 measurements, but are Level 3 due to their less liquid markets. Additionally, certain long-dated securities are priced based on third party pricing services, including certain municipal securities, foreign government/government agencies, and bank loans. Primary inputs for these long-dated securities are consistent with the typical inputs used in the preceding noted Level 1 and Level 2 measurements, but include benchmark interest rate or credit spread assumptions that are not observable in the marketplace. Level 3 investments also include below investment grade private placements, as well as hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value where the Company does not have the ability to redeem the investment in the near-term at the NAV. Also included in Level 3 are certain derivative instruments that either have significant unobservable inputs or are valued based on broker quotations. Significant inputs for these derivative contracts primarily include the typical inputs used in the preceding noted Level 1 and Level 2 measurements; but also include equity and interest rate volatility and swap yield curves beyond observable limits.

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

Securities	Unobservable Inputs
	As of March 31, 2015
Assets accounted for at fair value on a recurring basis	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum		Maximum		Weighted Average [1]		Impact of Increase in Input on Fair Value [2]
CMBS	$268	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	43	bps	2,474	bps	267	bps	Decrease
Corporate [3]	640	Discounted cash flows	Spread	120	bps	1,652	bps	327	bps	Decrease
Municipal [3]	33	Discounted cash flows	Spread	214	bps	214	bps	214	bps	Decrease
RMBS	1,463	Discounted cash flows	Spread	24	bps	1,693	bps	155	bps	Decrease
			Constant prepayment rate	—%		8.0%		3.0%		Decrease [4]
			Constant default rate	1.0%		14.0%		7.0%		Decrease
			Loss severity	—%		100.0%		79.0%		Decrease
	As of December 31, 2014
CMBS	$284	Discounted cash flows	Spread (encompasses prepayment, default risk and loss severity)	46	bps	2,475	bps	284	bps	Decrease
Corporate [3]	568	Discounted cash flows	Spread	123	bps	765	bps	279	bps	Decrease
Municipal [3]	32	Discounted cash flows	Spread	212	bps	212	bps	212	bps	Decrease
RMBS	1,281	Discounted cash flows	Spread	23	bps	1,904	bps	142	bps	Decrease
			Constant prepayment rate	—%		7.0%		2.0%		Decrease [4]
			Constant default rate	1.0%		14.0%		7.0%		Decrease
			Loss severity	—%		100.0%		78.0%		Decrease

[1]	The weighted average is determined based on the fair value of the securities.

[2]	Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the preceding table.

[3]	Level 3 corporate and municipal securities excludes those for which the Company bases fair value on broker quotations as noted in the following discussion.

[4]	Decrease for above market rate coupons and increase for below market rate coupons.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Freestanding Derivatives	Unobservable Inputs
	As of March 31, 2015
	Fair Value	Predominant Valuation Method	Significant Unobservable Input	Minimum	Maximum	Impact of Increase in Input on Fair Value [1]
Interest rate derivative
Interest rate swaps	(30)	Discounted cash flows	Swap curve beyond 30 years	2%	2%	Decrease
Interest rate swaptions	12	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	15	Option model	Equity volatility	23%	38%	Increase
Customized swaps	144	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	187	Option model	Equity volatility	16%	30%	Increase
	As of December 31, 2014
Interest rate derivative
Interest rate swaps	(29)	Discounted cash flows	Swap curve beyond 30 years	3%	3%	Decrease
Interest rate swaptions	22	Option model	Interest rate volatility	1%	1%	Increase
GMWB hedging instruments
Equity options	46	Option model	Equity volatility	22%	34%	Increase
Customized swaps	124	Discounted cash flows	Equity volatility	10%	40%	Increase
Macro hedge program
Equity options	141	Option model	Equity volatility	27%	28%	Increase

[1]
Conversely, the impact of a decrease in input would have the opposite impact to the fair value as that presented in the table. Changes are based on long positions, unless otherwise noted. Changes in fair value will be inversely impacted for short positions.

Securities and derivatives for which the Company bases fair value on broker quotations predominately include ABS, CDOs, corporate, fixed maturities, FVO. Due to the lack of transparency in the process brokers use to develop prices for these investments, the Company does not have access to the significant unobservable inputs brokers use to price these securities and derivatives. The Company believes however, the types of inputs brokers may use would likely be similar to those used to price securities and derivatives for which inputs are available to the Company, and therefore may include but not be limited to, loss severity rates, constant prepayment rates, constant default rates and credit spreads. Therefore, similar to non broker priced securities and derivatives, generally, increases in these inputs would cause fair values to decrease. For the three months ended March 31, 2015, no significant adjustments were made by the Company to broker prices received.
As of March 31, 2015 and December 31, 2014, excluded from the preceding tables are hedge funds where investment company accounting has been applied to a wholly-owned fund of funds measured at fair value which total $190 and $189, respectively, of Level 3 assets. The predominant valuation method uses a NAV calculated on a monthly basis and represents funds where the Company does not have the ability to redeem the investment in the near-term at that NAV, including an assessment of the investee's liquidity.
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
The fair value of the GMWB reinsurance derivative is calculated as an aggregation of the components described in the following Living Benefits Required to be Fair Valued discussion and is modeled using significant unobservable policyholder behavior inputs, identical to those used in calculating the underlying liability, such as lapses, fund selection, resets and withdrawal utilization and risk margins.
Living Benefits Required to be Fair Valued (in Other Policyholder Funds and Benefits Payable)
Fair values for GMWBs classified as embedded derivatives are calculated using the income approach based upon internally developed models because active, observable markets do not exist for those items. The fair value of these GMWBs and the related reinsurance and customized freestanding derivatives are calculated as an aggregation of the following components: Best Estimate Claim Payments; Credit Standing Adjustment; and Margins. The resulting aggregation is reconciled or calibrated, if necessary, to market information that is, or may be, available to the Company, but may not be observable by other market participants, including reinsurance discussions and transactions. The Company believes the aggregation of these components, as necessary and as reconciled or calibrated to the market information available to the Company, results in an amount that the Company would be required to transfer or receive, for an asset, to or from market participants in an active liquid market, if one existed, for those market participants to assume the risks associated with the guaranteed minimum benefits and the related reinsurance and customized derivatives. The fair value is likely to materially diverge from the ultimate settlement of the liability as the Company believes settlement will be based on our best estimate assumptions rather than those best estimate assumptions plus risk margins. In the absence of any transfer of the guaranteed benefit liability to a third party, the release of risk margins is likely to be reflected as realized gains in future periods’ net income. Each component described in the following discussion is unobservable in the marketplace and requires subjectivity by the Company in determining its value. Oversight of the Company's valuation policies and processes for product and GMWB reinsurance derivatives is performed by a multidisciplinary group comprised of finance, actuarial and risk management professionals. This multidisciplinary group reviews and approves changes and enhancements to the Company's valuation model as well as associated controls.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

On a daily basis, the Company updates capital market assumptions used in the GMWB liability model such as interest rates, equity indices and the blend of implied equity index volatilities. The Company monitors various aspects of policyholder behavior and may modify certain of its assumptions, including living benefit lapses and withdrawal rates, if credible emerging data indicates that changes are warranted. In addition, the Company will continue to evaluate policyholder behavior assumptions as we implement initiatives to reduce the size of the variable annuity business. At a minimum, all policyholder behavior assumptions are reviewed and updated, as appropriate, in conjunction with the completion of the Company’s annual comprehensive study to refine its estimate of future gross profits.
Credit Standing Adjustment
This assumption makes an adjustment that market participants would make, in determining fair value, to reflect the risk that guaranteed benefit obligations, or the GMWB reinsurance recoverables will not be fulfilled. The Company incorporates a blend of observable Company and reinsurer credit default spreads from capital markets, adjusted for market recoverability. The credit standing adjustment assumption, net of reinsurance, resulted in pre-tax realized gains (losses) of $0 and $(1), for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014 the credit standing adjustment was $2 and $1, respectively.
Margins
The behavior risk margin adds a margin that market participants would require, in determining fair value, for the risk that the Company’s assumptions about policyholder behavior could differ from actual experience. The behavior risk margin is calculated by taking the difference between adverse policyholder behavior assumptions and best estimate assumptions.
There were no policyholder assumption updates for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014 the behavior risk margin was $69 and $74, respectively.
In addition to the non-market-based update described in the preceding discussion, the Company recognized non-market-based updates driven by the relative outperformance (underperformance) of the underlying actively managed funds as compared to their respective indices resulting in pre-tax realized gains (losses) of approximately $10 and $14, for the three months ended March 31, 2015 and 2014.
Significant unobservable inputs used in the fair value measurement the GMWB embedded derivative and the GMWB reinsurance derivative are withdrawal utilization and withdrawal rates, lapse rates, reset elections and equity volatility. The following table provides quantitative information about the significant unobservable inputs and is applicable to all of the GMWB embedded derivative and the GMWB reinsurance derivative. Significant increases in any of the significant unobservable inputs, in isolation, will generally have an increase or decrease correlation with the fair value measurement, as shown in the table.

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
Separate Account Assets
Separate account assets are primarily invested in mutual funds. Other separate account assets include fixed maturities, limited partnerships, equity securities, short-term investments, and derivatives that are valued in the same manner, and using the same pricing sources and inputs, as those investments held by the Company. Separate account assets classified as Level 3 primarily include limited partnerships in which fair value represents the separate account’s share of the fair value of the equity in the investment (“net asset value”) and are classified in Level 3, based on the Company’s ability to redeem its investment.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The following tables provide fair value roll-forwards for the three months ended March 31, 2015 and 2014, for the financial instruments classified as Level 3.
For the three months ended March 31, 2015

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2015	$122	$623	$284	$1,040	$59	$66	$1,281	$3,475	$92
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	(2)	(1)	(4)	—	—	(1)	(8)	(5)
Included in OCI [3]	—	19	(3)	(28)	1	(2)	(1)	(14)	—
Purchases	43	—	21	5	5	—	310	384	12
Settlements	(1)	(9)	(13)	1	(1)	—	(46)	(69)	—
Sales	—	—	—	(7)	(16)	—	(31)	(54)	(4)
Transfers into Level 3 [4]	1	—	5	139	—	—	4	149	—
Transfers out of Level 3 [4]	(4)	(47)	(25)	(34)	—	—	(53)	(163)	(10)
Fair value as of March 31, 2015	$161	$584	$268	$1,112	$48	$64	$1,463	$3,700	$85
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$—	$(1)	$(1)	$(2)	$—	$—	$(1)	$(5)	$(1)

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2015	$98	$(9)	$6	$(7)	$170	$141	$12	$313
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	1	5	17	(11)	9	(1)	(1)	18
Included in OCI [3]	(3)	—	—	—	—	—	—	—
Purchases	8	(7)	—	—	—	47	—	40
Settlements	—	—	(15)	—	(20)	—	—	(35)
Sales	(2)	—	—	—	—	—	—	—
Transfers into Level 3 [4]	—	—	—	—	—	—	—	—
Transfers out of Level 3 [4]	—	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$102	$(11)	$8	$(18)	$159	$187	$11	$336
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$1	$5	$3	$(19)	$16	$3	$(1)	$7

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2015	$189	$56	$578
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	1	4	—
Purchases	—	—	38
Settlements	—	5	(5)
Sales	—	—	(6)
Transfers into Level 3 [4]	—	—	1
Transfers out of Level 3 [4]	—	—	(4)
Fair value as of March 31, 2015	$190	$65	$602
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$1	$4	$—

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2015	$(139)	$(26)	$(165)	$(3)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	(19)	—	(19)	—
Settlements	(18)	—	(18)	—
Fair value as of March 31, 2015	$(176)	$(26)	$(202)	$(3)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2015 [2] [7]	$(19)	$—	$(19)	$—

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

For the three months ended March 31, 2014

	Fixed Maturities, AFS
Assets	ABS	CDOs	CMBS	Corporate	Foreign govt./govt. agencies	Municipal	RMBS	Total Fixed Maturities, AFS	Fixed Maturities, FVO
Fair value as of January 1, 2014	$147	$664	$663	$1,274	$65	$69	$1,272	$4,154	$193
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	—	—	23	(14)	(2)	—	(1)	6	10
Included in OCI [3]	2	—	(22)	24	5	3	14	26	—
Purchases	—	—	65	37	—	12	147	261	5
Settlements	(1)	(14)	(33)	1	(1)	—	(46)	(94)	—
Sales	—	—	(87)	(78)	(13)	—	(42)	(220)	(2)
Transfers into Level 3 [4]	—	72	—	67	—	—	—	139	1
Transfers out of Level 3 [4]	(92)	(10)	(17)	(68)	—	(6)	(16)	(209)	(1)
Fair value as of March 31, 2014	$56	$712	$592	$1,243	$54	$78	$1,328	$4,063	$206
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$—	$—	$8	$(17)	$(2)	$—	$—	$(11)	$10

		Freestanding Derivatives [5]
Assets (Liabilities)	Equity Securities, AFS	Credit	Equity	Interest Rate	GMWB Hedging	Macro Hedge Program	Intl. Program Hedging	Other Contracts	Total Free- Standing Derivatives [5]
Fair value as of January 1, 2014	$77	$2	$3	$18	$146	$139	$(29)	$17	$296
Total realized/unrealized gains (losses)
Included in net income [1], [2], [6]	(2)	(2)	(1)	(14)	(34)	(10)	15	(1)	(47)
Included in OCI [3]	4	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	4	4	9	—	17
Settlements	—	—	—	—	7	—	—	—	7
Transfers out of Level 3 [4]	—	—	—	24	—	—	—	—	24
Fair value as of March 31, 2014	$79	$—	$2	$28	$123	$133	$(5)	$16	$297
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$(2)	$(1)	$—	$(16)	$(50)	$(10)	$17	$—	$(60)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Assets	Limited Partnerships and Other Alternative Investments	Reinsurance Recoverable for GMWB	Separate Accounts
Fair value as of January 1, 2014	$108	$29	$737
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	3	(4)	5
Purchases	30	—	130
Settlements	—	5	(1)
Sales	(24)	—	(86)
Transfers into Level 3 [4]	—	—	3
Transfers out of Level 3 [4]	(10)	—	(26)
Fair value as of March 31, 2014	$107	$30	$762
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$3	$(4)	$5

	Other Policyholder Funds and Benefits Payable
Liabilities	Guaranteed Withdrawal Benefits	International Guaranteed Living Benefits	International Other Living Benefits	Equity Linked Notes	Total Other Policyholder Funds and Benefits Payable	Consumer Notes
Fair value as of January 1, 2014	$(36)	$3	$3	$(18)	$(48)	$(2)
Total realized/unrealized gains (losses)
Included in net income [1] [2] [6]	36	—	(1)	(1)	34	—
Settlements	(24)	(1)	—	—	(25)	—
Fair value as of March 31, 2014	$(24)	$2	$2	$(19)	$(39)	$(2)
Changes in unrealized gains (losses) included in net income related to financial instruments still held at March 31, 2014 [2] [7]	$36	$—	$(1)	$(1)	$34	$—

[1]
The Company classifies gains and losses on GMWB reinsurance derivatives and GMWB embedded derivatives as unrealized gains (losses) for purposes of disclosure in this table because it is impracticable to track on a contract-by-contract basis the realized gains (losses) for these derivatives and embedded derivatives.

[2]
All amounts in these rows are reported in net realized capital gains (losses). The realized/unrealized gains (losses) included in net income for separate account assets are offset by an equal amount for separate account liabilities, which results in a net zero impact on net income for the Company. All amounts are before income taxes and amortization of DAC.

[3]	All amounts are before income taxes and amortization of DAC.

[4]	Transfers in and/or (out) of Level 3 are primarily attributable to the availability of market observable information and the re-evaluation of the observability of pricing inputs.

[5]	Derivative instruments are reported in this table on a net basis for asset (liability) positions and reported in the Condensed Consolidated Balance Sheets in other investments and other liabilities.

[6]	Includes both market and non-market impacts in deriving realized and unrealized gains (losses).

[7]	Amounts presented are for Level 3 only and therefore may not agree to other disclosures included herein.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Fair Value Option
The Company elected the fair value option for certain equity securities in order to align the accounting with total return swap contracts that hedge the risk associated with the investments. The swaps do not qualify for hedge accounting and the change in value of both the equity securities and the total return swaps are recorded in net realized capital gains and losses. These equity securities are classified within equity securities, AFS on the Condensed Consolidated Balance Sheets. Income earned from FVO securities is recorded in net investment income and changes in fair value are recorded in net realized capital gains and losses.
FVO investments also include certain securities that contain embedded credit derivatives with underlying credit risk primarily related to residential and commercial real estate, for which the company has elected the fair value option.
The Company also classifies the underlying fixed maturities held in certain consolidated investment funds within the Fixed Maturities, FVO line on the Condensed Consolidated Balance Sheets. The Company reports consolidated investment companies at fair value with changes in the fair value of these securities recognized in net realized capital gains and losses, which is consistent with accounting requirements for investment companies. The investment funds hold fixed income securities in multiple sectors and the Company has management and control of the funds as well as a significant ownership interest.
The following table presents the changes in fair value of those assets and liabilities accounted for using the fair value option reported in net realized capital gains and losses in the Company’s Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2015	2014
Assets
Fixed maturities, FVO
Corporate	$—	$2
CRE CDOs	1	8
Foreign government	—	1
RMBS	1	1
Total fixed maturities, FVO	$2	$12
Equity, FVO	2	—
Total realized capital gains (losses)	$4	$12
The following table presents the fair value of assets and liabilities accounted for using the fair value option included in the Company’s Condensed Consolidated Balance Sheets.

	As of
	March 31, 2015	December 31, 2014
Assets
Fixed maturities, FVO
ABS	$15	$15
CRE CDOs	72	69
CMBS	21	22
Corporate	135	133
Foreign government	29	30
U.S government	5	2
Municipals	1	2
RMBS	242	215
Total fixed maturities, FVO	$520	$488
Equity, FVO [1]	$402	$348

[1]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Fair Value Measurements (continued)

Financial Instruments Not Carried at Fair Value
The following table presents carrying amounts and fair values of the Company’s financial instruments not carried at fair value and not included in the preceding fair value discussion.

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Policy loans	Level 3	$1,452	$1,452	$1,431	$1,431
Mortgage loans	Level 3	5,697	5,963	5,556	5,840
Liabilities
Other policyholder funds and benefits payable [1]	Level 3	$7,009	$7,238	$7,304	$7,522
Senior notes [2]	Level 2	4,721	5,606	5,009	5,837
Junior subordinated debentures [2]	Level 2	1,100	1,308	1,100	1,291
Consumer notes [3] [4]	Level 3	66	66	68	68
Assumed investment contracts [4]	Level 3	770	848	763	851

[1]	Excludes guarantees on variable annuities, group accident and health and universal life insurance contracts, including corporate owned life insurance.

[2]	Included in long-term debt in the Condensed Consolidated Balance Sheets, except for current maturities, which are included in short-term debt.

[3]	Excludes amounts carried at fair value and included in preceding disclosures.

[4]	Included in other liabilities in the Condensed Consolidated Balance Sheets.
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
Fair values for other policyholder funds and benefits payable and assumed investment contracts, not carried at fair value, are estimated based on the cash surrender values of the underlying policies or by estimating future cash flows discounted at current interest rates adjusted for credit risk.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before tax)	2015	2014
Gross gains on sales	$197	$183
Gross losses on sales	(148)	(129)
Net OTTI losses recognized in earnings	(12)	(22)
Valuation allowances on mortgage loans	(3)	—
Periodic net coupon settlements on credit derivatives	1	(1)
Results of variable annuity hedge program
GMWB derivatives, net	1	15
Macro hedge program	(4)	(10)
Total results of variable annuity hedge program	(3)	5
Other, net [1]	(27)	(71)
Net realized capital gains	$5	$(35)

[1]
Primarily consists of changes in the value of non-qualifying derivatives, transactional foreign currency revaluation gains (losses) on the Japan fixed payout annuity liabilities assumed from HLIKK and gains (losses) on non-qualifying derivatives used to hedge the foreign currency exposure of the liabilities. For the three months ended March 31, 2015 and 2014, gains (losses) from transactional foreign currency revaluation of the Japan fixed payout annuity liabilities were $0 and $(28), respectively. For the three months ended March 31, 2015 and 2014, gains (losses) on instruments used to hedge the foreign currency exposure on the fixed payout annuities were $(14) and $15, respectively.

Net realized capital gains and losses from investment sales are reported as a component of revenues and are determined on a specific identification basis. Before tax, net gains and losses on sales and impairments previously reported as unrealized gains in AOCI were $37 and $44 for the three months ended March 31, 2015 and 2014, respectively. Proceeds from sales of AFS securities totaled $6.2 billion and $8.6 billion for the three months ended March 31, 2015, and 2014, respectively.
Recognition and Presentation of Other-Than-Temporary Impairments
The Company deems bonds and certain equity securities with debt-like characteristics (collectively “debt securities”) to be other-than-temporarily impaired (“impaired”) if a security meets the following conditions: a) the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, or b) the Company does not expect to recover the entire amortized cost basis of the security. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before a recovery in value, a charge is recorded in net realized capital losses equal to the difference between the fair value and amortized cost basis of the security. For those impaired debt securities which do not meet the first condition and for which the Company does not expect to recover the entire amortized cost basis, the difference between the security’s amortized cost basis and the fair value is separated into the portion representing a credit OTTI, which is recorded in net realized capital losses, and the remaining non-credit impairment, which is recorded in OCI. Generally, the Company determines a security’s credit impairment as the difference between its amortized cost basis and its best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment. The remaining non-credit impairment is the difference between the security’s fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to the impairment, which typically represents current market liquidity and risk premiums. The previous amortized cost basis less the impairment recognized in net realized capital losses becomes the security’s new cost basis. The Company accretes the new cost basis to the estimated future cash flows over the expected remaining life of the security by prospectively adjusting the security’s yield, if necessary.

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
Impairments for the three months ended March 31, 2015 and 2014 were $12 and $22, respectively. Impairments for the three months ended March 31, 2015 primarily consisted of securities in an unrealized loss which the Company had the intent-to-sell. Impairments for the three months ended March 31, 2014 primarily consisted of credit impairments caused by issuer specific deterioration.
The following table presents a roll-forward of the Company’s cumulative credit impairments on debt securities held.

	Three Months Ended March 31,
(Before-tax)	2015	2014
Balance as of beginning of period	$(424)	$(552)
Additions for credit impairments recognized on [1]:
Securities not previously impaired	(3)	(7)
Securities previously impaired	—	(11)
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	4	33
Securities the Company made the decision to sell or more likely than not will be required to sell	2	—
Securities due to an increase in expected cash flows	9	6
Balance as of end of period	$(412)	$(531)

[1]	These additions are included in the net OTTI losses recognized in earnings in the Condensed Consolidated Statements of Operations.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Available-for-Sale Securities
The following table presents the Company’s AFS securities by type.

	March 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI [1]
ABS	$2,997	$41	$(34)	$3,004	$—	$2,470	$39	$(37)	$2,472	$(1)
CDOs [2]	2,891	115	(22)	2,982	—	2,776	98	(36)	2,841	—
CMBS	4,445	223	(16)	4,652	(7)	4,235	196	(16)	4,415	(6)
Corporate	24,698	2,558	(137)	27,119	(6)	25,188	2,382	(211)	27,359	(3)
Foreign govt./govt. agencies	1,310	69	(14)	1,365	—	1,592	73	(29)	1,636	—
Municipal	11,656	1,189	(3)	12,842	—	11,735	1,141	(5)	12,871	—
RMBS	3,963	132	(17)	4,078	(1)	3,815	122	(19)	3,918	(1)
U.S. Treasuries	4,144	371	(2)	4,513	—	3,551	326	(5)	3,872	—
Total fixed maturities, AFS	56,104	4,698	(245)	60,555	(14)	55,362	4,377	(358)	59,384	(11)
Equity securities, AFS [3]	726	48	(28)	746	—	676	50	(27)	699	—
Total AFS securities	$56,830	$4,746	$(273)	$61,301	$(14)	$56,038	$4,427	$(385)	$60,083	$(11)

[1]
Represents the amount of cumulative non-credit OTTI losses recognized in OCI on securities that also had credit impairments. These losses are included in gross unrealized losses as of March 31, 2015 and December 31, 2014.

[2]
Gross unrealized gains (losses) exclude the fair value of bifurcated, embedded derivative features of certain securities. Subsequent changes in value are recorded in net realized capital gains (losses).

[3]	Excludes equity securities, FVO, with a cost and fair value of $403 and $402, respectively, as of March 31, 2015, and $351 and $348, respectively, as of December 31, 2014.
The following table presents the Company’s fixed maturities, AFS, by contractual maturity year.

	March 31, 2015		December 31, 2014
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,832	$1,856	$2,141	$2,168
Over one year through five years	11,883	12,446	11,264	11,827
Over five years through ten years	8,778	9,294	8,802	9,226
Over ten years	19,315	22,243	19,859	22,517
Subtotal	41,808	45,839	42,066	45,738
Mortgage-backed and asset-backed securities	14,296	14,716	13,296	13,646
Total fixed maturities, AFS	$56,104	$60,555	$55,362	$59,384
Estimated maturities may differ from contractual maturities due to security call or prepayment provisions. Due to the potential for variability in payment speeds (i.e. prepayments or extensions), mortgage-backed and asset-backed securities are not categorized by contractual maturity.
Concentration of Credit Risk
The Company aims to maintain a diversified investment portfolio including issuer, sector and geographic stratification, where applicable, and has established certain exposure limits, diversification standards and review procedures to mitigate credit risk. The Company did not have exposure to any credit concentration risk of a single issuer greater than 10% of the Company's stockholders' equity, other than the U.S. government and certain U.S. government securities as of March 31, 2015 or December 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Unrealized Losses on AFS Securities
The following tables present the Company’s unrealized loss aging for AFS securities by type and length of time the security was in a continuous unrealized loss position.

	March 31, 2015
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$736	$735	$(1)	$416	$383	$(33)	$1,152	$1,118	$(34)
CDOs [1]	593	591	(2)	1,341	1,319	(20)	1,934	1,910	(22)
CMBS	233	230	(3)	192	179	(13)	425	409	(16)
Corporate	2,086	2,022	(64)	710	637	(73)	2,796	2,659	(137)
Foreign govt./govt. agencies	251	244	(7)	118	111	(7)	369	355	(14)
Municipal	169	167	(2)	33	32	(1)	202	199	(3)
RMBS	717	714	(3)	277	263	(14)	994	977	(17)
U.S. Treasuries	245	244	(1)	62	61	(1)	307	305	(2)
Total fixed maturities, AFS	5,030	4,947	(83)	3,149	2,985	(162)	8,179	7,932	(245)
Equity securities, AFS [2]	198	185	(13)	108	93	(15)	306	278	(28)
Total securities in an unrealized loss position	$5,228	$5,132	$(96)	$3,257	$3,078	$(177)	$8,485	$8,210	$(273)

	December 31, 2014
	Less Than 12 Months			12 Months or More			Total
	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses	Amortized Cost	Fair Value	Unrealized Losses
ABS	$897	$893	$(4)	$473	$440	$(33)	$1,370	$1,333	$(37)
CDOs [1]	748	743	(5)	1,489	1,461	(31)	2,237	2,204	(36)
CMBS	230	227	(3)	319	306	(13)	549	533	(16)
Corporate	3,082	2,980	(102)	1,177	1,068	(109)	4,259	4,048	(211)
Foreign govt./govt. agencies	363	349	(14)	227	212	(15)	590	561	(29)
Municipal	74	73	(1)	86	82	(4)	160	155	(5)
RMBS	320	318	(2)	433	416	(17)	753	734	(19)
U.S. Treasuries	432	431	(1)	361	357	(4)	793	788	(5)
Total fixed maturities, AFS	6,146	6,014	(132)	4,565	4,342	(226)	10,711	10,356	(358)
Equity securities, AFS [2]	172	160	(12)	102	87	(15)	274	247	(27)
Total securities in an unrealized loss position	$6,318	$6,174	$(144)	$4,667	$4,429	$(241)	$10,985	$10,603	$(385)

[1]
Unrealized losses exclude the change in fair value of bifurcated embedded derivative features of certain securities, for which changes in fair value are recorded in net realized capital gains (losses).

[2]	As of March 31, 2015 and December 31, 2014, excludes equity securities, FVO which are included in equity securities, AFS on the Condensed Consolidated Balance Sheets.
As of March 31, 2015, AFS securities in an unrealized loss position, consisted of 2,740 securities, primarily in the corporate sector, which are depressed primarily due to an increase in interest rates and/or wider credit spreads since the securities were purchased. As of March 31, 2015, 91% of these securities were depressed less than 20% of cost or amortized cost. The decrease in unrealized losses as compared to December 31, 2014, was primarily attributable to a decrease in interest rates.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Most of the securities depressed for twelve months or more relate to certain floating rate corporate securities with greater than 10 years to maturity concentrated in the financial services sector, structured securities with exposure to commercial and residential real estate and student loan ABS. Corporate securities and student loan ABS, are primarily depressed because the securities have floating-rate coupons and have long-dated maturities, or are perpetual, and current credit spreads are wider than when these securities were purchased. For certain commercial and residential real estate securities, current market spreads continue to be wider than spreads at the securities' respective purchase dates. The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the preceding discussion.
Mortgage Loans
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

	March 31, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Total commercial mortgage loans	$5,718	$(21)	$5,697	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
As of March 31, 2015 and December 31, 2014, the carrying value of mortgage loans associated with the valuation allowance was $110 and $140, respectively. There were no mortgage loans held-for-sale as of March 31, 2015 or December 31, 2014. As of March 31, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings other than what is allowable under the original terms of the contract are immaterial.
The following table presents the activity within the Company’s valuation allowance for mortgage loans. These loans have been evaluated both individually and collectively for impairment. Loans evaluated collectively for impairment are immaterial.

	2015	2014
Balance, as of January 1	$(18)	$(67)
(Additions)/Reversals	(3)	—
Deductions	—	50
Balance, as of March 31	$(21)	$(17)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

The weighted-average LTV ratio of the Company’s commercial mortgage loan portfolio was 57% as of March 31, 2015, while the weighted-average LTV ratio at origination of these loans was 62%. LTV ratios compare the loan amount to the value of the underlying property collateralizing the loan. The loan values are updated no less than annually through property level reviews of the portfolio. Factors considered in the property valuation include, but are not limited to, actual and expected property cash flows, geographic market data and capitalization rates. DSCR compares a property’s net operating income to the borrower’s principal and interest payments. The weighted average DSCR of the Company’s commercial mortgage loan portfolio was 2.51x as of March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company held one delinquent commercial mortgage loan past due by 90 days or more. The loan had a total carrying value and valuation allowance of $7 and $0, respectively, and was not accruing income.
The following table presents the carrying value of the Company’s commercial mortgage loans by LTV and DSCR.

Commercial Mortgage Loans Credit Quality
	March 31, 2015		December 31, 2014
Loan-to-value	Carrying Value	Avg. Debt-Service Coverage Ratio	Carrying Value	Avg. Debt-Service Coverage Ratio
Greater than 80%	$49	1.12x	$53	1.07x
65% - 80%	928	1.73x	789	1.75x
Less than 65%	4,720	2.69x	4,714	2.66x
Total commercial mortgage loans	$5,697	2.51x	$5,556	2.51x

The following tables present the carrying value of the Company’s mortgage loans by region and property type.

Mortgage Loans by Region
	March 31, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$231	4.1%	$211	3.8%
Middle Atlantic	452	7.9%	468	8.4%
Mountain	88	1.5%	88	1.6%
New England	381	6.7%	381	6.9%
Pacific	1,646	28.9%	1,607	29.0%
South Atlantic	1,104	19.4%	1,019	18.3%
West North Central	44	0.8%	44	0.8%
West South Central	319	5.6%	302	5.4%
Other [1]	1,432	25.1%	1,436	25.8%
Total mortgage loans	$5,697	100.0%	$5,556	100.0%

[1]	Primarily represents loans collateralized by multiple properties in various regions.

Mortgage Loans by Property Type
	March 31, 2015		December 31, 2014
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Agricultural	$46	0.8%	$46	0.8%
Industrial	1,465	25.7%	1,476	26.6%
Lodging	26	0.5%	26	0.5%
Multifamily	1,267	22.2%	1,190	21.4%
Office	1,538	27.0%	1,517	27.3%
Retail	1,204	21.1%	1,147	20.6%
Other	151	2.7%	154	2.8%
Total mortgage loans	$5,697	100.0%	$5,556	100.0%

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

	March 31, 2015			December 31, 2014
	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]	Total Assets	Total Liabilities [1]	Maximum Exposure to Loss [2]
CDOs [3]	$5	$5	$—	$5	$5	$—
Investment funds [4]	232	—	235	238	—	243
Limited partnerships and other alternative investments	2	—	2	3	1	2
Total	$239	$5	$237	$246	$6	$245

[1]	Included in other liabilities in the Company’s Condensed Consolidated Balance Sheets.

[2]
The maximum exposure to loss represents the maximum loss amount that the Company could recognize as a reduction in net investment income or as a realized capital loss and is the cost basis of the Company’s investment.

[3]	Total assets included in cash in the Company’s Condensed Consolidated Balance Sheets.

[4]	Total assets included in fixed maturities, FVO, short-term investments, equity, AFS, and cash in the Company’s Condensed Consolidated Balance Sheets.
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
Non-Consolidated VIEs
The Company holds a significant variable interest for one VIE for which it is not the primary beneficiary and, therefore, was not consolidated on the Company’s Condensed Consolidated Balance Sheets. This VIE represents a contingent capital facility ("facility") that has been held by the Company since February 2007 and for which the Company has no implied or unfunded commitments. Assets and liabilities recorded for the contingent capital facility were $11 and $11, respectively, as of March 31, 2015 and $12 and $14, respectively, as of December 31, 2014. Additionally, the Company has a maximum exposure to loss of $3 and $3, respectively, as of March 31, 2015 and December 31, 2014, which represents the issuance costs that were incurred to establish the facility. The Company does not have a controlling financial interest as it does not manage the assets of the facility nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the facility, as the asset manager has significant variable interest in the vehicle. The Company’s financial or other support provided to the facility is limited to providing ongoing support to cover the facility’s operating expenses. For further information on the facility, see Note 12 - Debt of Notes to Consolidated Financial Statements included in The Hartford’s 2014 Form 10-K Annual Report.

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
As of March 31, 2015, the Company reported in fixed maturities, AFS on the Condensed Consolidated Balance Sheets financial collateral pledged relating to repurchase agreements of $323. The Company reported a corresponding obligation to repurchase the pledged securities of $323 in other liabilities on the Condensed Consolidated Balance Sheets. The Company had no outstanding dollar roll transactions as of March 31, 2015. The Company had no outstanding repurchase agreements or dollar roll transactions as of December 31, 2014.
The Company is required by law to deposit securities with government agencies in certain states in which it conducts business. As of March 31, 2015 and December 31, 2014, the fair value of securities on deposit was approximately $2.7 billion and $2.5 billion, respectively.
As of March 31, 2015 and December 31, 2014, the Company has pledged as collateral $34 and $34, respectively, of U.S. government securities and government agency securities or cash for letters of credit.
Refer to Derivative Collateral Arrangements section of this note for disclosure of collateral in support of derivative transactions.
Derivative Instruments
The Company utilizes a variety of OTC, OTC-cleared and exchange traded derivative instruments as a part of its overall risk management strategy as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that would be permissible investments under the Company’s investment policies. The Company also may enter into and has previously issued financial instruments and products that either are accounted for as free-standing derivatives, such as certain reinsurance contracts, or may contain features that are deemed to be embedded derivative instruments, such as the GMWB rider included with certain variable annuity products.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Strategies that qualify for hedge accounting
Certain derivatives that the Company enters into satisfy the hedge accounting requirements as outlined in Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements, included in The Hartford’s 2014 Form 10-K Annual Report. Typically, these hedge relationships include interest rate and foreign currency swaps where the terms or expected cash flows of the hedged item closely match the terms of the swap. The swaps are typically used to manage interest rate duration of certain fixed maturity securities or liability contracts. The hedge strategies by hedge accounting designation include:
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
Non-qualifying strategies
Derivative relationships that do not qualify for hedge accounting (“non-qualifying strategies”) primarily include the hedge program for the Company's variable annuity products as well as the hedging and replication strategies that utilize credit default swaps. In addition, hedges of interest rate, foreign currency, and commodity risk of certain fixed maturities and liabilities do not qualify for hedge accounting.
The non-qualifying strategies include:
Interest rate swaps, swaptions and futures
The Company uses interest rate swaps, swaptions and futures to manage duration between assets and liabilities in certain investment portfolios. In addition, the Company enters into interest rate swaps to terminate existing swaps, thereby offsetting the changes in value of the original swap. As of March 31, 2015 and December 31, 2014 the notional amount of interest rate swaps in offsetting relationships was $13.1 billion.
Foreign currency swaps and forwards
The Company enters into foreign currency swaps and forwards to convert the foreign currency exposures of certain foreign currency-denominated fixed maturity investments to U.S. dollars.
Japan fixed payout annuity hedge
The Company formerly offered certain variable annuity products with a guaranteed minimum income benefit ("GMIB") through HLIKK, a former indirect wholly-owned subsidiary that was sold in 2014. The Company will continue to reinsure from HLIKK certain Japan fixed payout annuities. The Company invests in U.S. dollar denominated assets to support the reinsurance liability. The Company entered into pay U.S. dollar, receive yen swap contracts to hedge the currency and yen interest rate exposure between the U.S. dollar denominated assets and the yen denominated fixed liability reinsurance payments.
Credit contracts
Credit default swaps are used to purchase credit protection on an individual entity or referenced index to economically hedge against default risk and credit-related changes in value on fixed maturity securities. Credit default swaps are also used to assume credit risk related to an individual entity or referenced index as a part of replication transactions. These contracts require the Company to pay or receive a periodic fee in exchange for compensation from the counterparty should the referenced security issuers experience a credit event, as defined in the contract. The Company is also exposed to credit risk related to certain structured fixed maturity securities that have embedded credit derivatives, which reference a standard index of corporate securities. In addition, the Company enters into credit default swaps to terminate existing credit default swaps, thereby offsetting the changes in value of the original swap going forward.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Equity index swaps and options
The Company enters into total return swaps to hedge equity risk of specific common stock investments which are accounted for using fair value option in order to align the accounting treatment within net realized capital gains (losses). The Company also enters into equity index options with the purpose of hedging the impact of an adverse equity market environment on the investment portfolio. In addition, the Company formerly offered certain equity indexed products, a portion of which contain embedded derivatives that require bifurcation. The Company uses equity index swaps to economically hedge the equity volatility risk associated with the equity indexed products.
Commodity contracts
During 2015 the Company purchased for $11 put option contracts on West Texas Intermediate oil futures with a strike of $35 dollars per barrel in order to partially offset potential losses related to certain fixed maturity securities that could arise if oil prices decline substantially.
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

	Notional Amount		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Customized swaps	$6,806	$7,041	$144	$124
Equity swaps, options, and futures	1,803	3,761	11	39
Interest rate swaps and futures	3,570	3,640	26	11
Total	$12,179	$14,442	$181	$174
Macro hedge program
The Company utilizes equity options, swaps, futures, and foreign currency options to partially hedge against a decline in the equity markets and the resulting statutory surplus and capital impact primarily arising from the guaranteed minimum death benefit ("GMDB") and GMWB obligations. The following table presents notional and fair value for the macro hedge program.

	Notional Amount		Fair Value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Equity swaps, options, and futures	7,342	5,983	187	141
Foreign currency options	400	400	—	—
Total	$7,742	$6,383	$187	$141
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Modified coinsurance reinsurance contracts
As of March 31, 2015 and December 31, 2014, the Company had approximately $1.0 billion of invested assets supporting other policyholder funds and benefits payable reinsured under a modified coinsurance arrangement in connection with the sale of the Individual Life business which was structured as a reinsurance transaction. The assets are primarily held in a trust established by the Company. The Company pays or receives cash quarterly to settle the results of the reinsured business, including the investment results. As a result of this modified coinsurance arrangement, the Company has an embedded derivative that transfers to the reinsurer certain unrealized changes in fair value due to interest rate and credit risks of these assets. The notional amounts of the embedded derivative reinsurance contracts are the invested assets that are carried at fair value supporting the reinsured reserves.
Derivative Balance Sheet Classification
The following table summarizes the balance sheet classification of the Company’s derivative related fair value amounts as well as the gross asset and liability fair value amounts. For reporting purposes, the Company has elected to offset the fair value amounts, income accruals, and related cash collateral receivables and payables of OTC derivative instruments executed in a legal entity and with the same counterparty under a master netting agreement, which provides the Company with the legal right of offset. The Company has also elected to offset the fair value amounts, income accruals and related cash collateral receivables and payables of OTC-cleared derivative instruments based on clearing house agreements. The following fair value amounts do not include income accruals or related cash collateral receivables and payables, which are netted with derivative fair value amounts to determine balance sheet presentation. Derivative fair value reported as liabilities after taking into account the master netting agreements is $1.1 billion as of March 31, 2015, and December 31, 2014. Derivatives in the Company’s separate accounts, where the associated gains and losses accrue directly to policyholders, are not included. The Company’s derivative instruments are held for risk management purposes, unless otherwise noted in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company’s derivative activity. Notional amounts are not necessarily reflective of credit risk. The following tables exclude investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

	Net Derivatives				Asset Derivatives		Liability Derivatives
	Notional Amount		Fair Value		Fair Value		Fair Value
Hedge Designation/ Derivative Type	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Cash flow hedges
Interest rate swaps	$4,001	$3,999	$100	$44	$101	$52	$(1)	$(8)
Foreign currency swaps	143	143	(27)	(19)	6	3	(33)	(22)
Total cash flow hedges	4,144	4,142	73	25	107	55	(34)	(30)
Fair value hedges
Interest rate swaps	66	32	—	—	—	—	—	—
Total fair value hedges	66	32	—	—	—	—	—	—
Non-qualifying strategies
Interest rate contracts
Interest rate swaps and futures	15,295	15,254	(501)	(512)	718	536	(1,219)	(1,048)
Foreign exchange contracts
Foreign currency swaps and forwards	179	177	8	1	9	3	(1)	(2)
Japan fixed payout annuity hedge	1,319	1,319	(441)	(427)	—	—	(441)	(427)
Credit contracts
Credit derivatives that purchase credit protection	197	595	(3)	(6)	—	4	(3)	(10)
Credit derivatives that assume credit risk [1]	1,863	1,487	8	3	21	14	(13)	(11)
Credit derivatives in offsetting positions	5,150	5,343	(3)	(3)	49	53	(52)	(56)
Equity contracts
Equity index swaps and options	541	635	4	2	34	31	(30)	(29)
Commodity contracts
Commodity options	582	—	10	—	10	—	—	—
Variable annuity hedge program
GMWB product derivatives [2]	17,079	17,908	(176)	(139)	—	—	(176)	(139)
GMWB reinsurance contracts	3,514	3,659	65	56	65	56	—	—
GMWB hedging instruments	12,179	14,442	181	174	309	289	(128)	(115)
Macro hedge program	7,742	6,383	187	141	227	180	(40)	(39)
Other
Contingent capital facility put option	500	500	11	12	11	12	—	—
Modified coinsurance reinsurance contracts	963	974	22	34	22	34	—	—
Total non-qualifying strategies	67,103	68,676	(628)	(664)	1,475	1,212	(2,103)	(1,876)
Total cash flow hedges, fair value hedges, and non-qualifying strategies	$71,313	$72,850	$(555)	$(639)	$1,582	$1,267	$(2,137)	$(1,906)
Balance Sheet Location
Fixed maturities, available-for-sale	$454	$454	$(2)	$2	$—	$2	$(2)	$—
Other investments	22,729	23,014	445	364	659	624	(214)	(260)
Other liabilities	26,524	26,791	(883)	(930)	836	551	(1,719)	(1,481)
Reinsurance recoverables	4,477	4,633	87	90	87	90	—	—
Other policyholder funds and benefits payable	17,129	17,958	(202)	(165)	—	—	(202)	(165)
Total derivatives	$71,313	$72,850	$(555)	$(639)	$1,582	$1,267	$(2,137)	$(1,906)

[1]	The derivative instruments related to this strategy are held for other investment purposes.

[2]	These derivatives are embedded within liabilities and are not held for risk management purposes.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Change in Notional Amount
The net decrease in notional amount of derivatives since December 31, 2014 was primarily due to the following:

•
The decline in notional amount related to the GMWB hedging instruments, partially offset by an increase in notional amount related to the macro hedge program, was primarily driven by portfolio re-balancing.

Change in Fair Value
The net improvement in the total fair value of derivative instruments since December 31, 2014 was primarily related to the following:

•	The increase in the fair value of interest rate swaps was primarily due to a decrease in interest rates.

•	The increase in the fair value related to the macro hedge program was primarily driven by portfolio re-balancing.

•
These improvements in fair value were partially offset by a decrease in fair value related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, primarily driven by declining interest rates and volatility levels.

Offsetting of Derivative Assets/Liabilities
The following tables present the gross fair value amounts, the amounts offset, and net position of derivative instruments eligible for offset in the Company's Condensed Consolidated Balance Sheets. Amounts offset include fair value amounts, income accruals and related cash collateral receivables and payables associated with derivative instruments that are traded under a common master netting agreement, as described in the preceding discussion. Also included in the tables are financial collateral receivables and payables, which are contractually permitted to be offset upon an event of default, although are disallowed for offsetting under U.S. GAAP.
As of March 31, 2015

	(i)	(ii)	(iii) = (i) - (ii)		(iv)	(v) = (iii) - (iv)
			Net Amounts Presented in the Statement of Financial Position		Collateral Disallowed for Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Derivative Assets [1]	Accrued Interest and Cash Collateral Received [2]	Financial Collateral Received [4]	Net Amount
Description
Other investments	$1,495	$1,268	$445	$(218)	$138	$89

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Derivative Liabilities [3]	Accrued Interest and Cash Collateral Pledged [3]	Financial Collateral Pledged [4]	Net Amount
Description
Other liabilities	$(1,933)	$(946)	$(880)	$(107)	$(1,131)	$144

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

[3]
Included in other liabilities in the Company's Condensed Consolidated Balance Sheets and is limited to the net derivative payable associated with each counterparty. Not included in this amount are embedded derivatives associated with consumer notes of $(3) as of March 31, 2015 and December 31, 2014, which were not eligible for offset in the Company's Condensed Consolidated Balance Sheets.

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
The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:
Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Capital Gains(Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Interest rate swaps	$56	$44	$—	$(1)
Foreign currency swaps	(7)	(1)	—	—
Total	$49	$43	$—	$(1)

		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
	Location	2015	2014
Interest rate swaps	Net realized capital gain (loss)	$1	$1
Interest rate swaps	Net investment income	16	23
Foreign currency swaps	Net realized capital gain (loss)	(10)	—
Total		$7	$24

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of March 31, 2015 the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $44. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to net investment income over the term of the investment cash flows. The maximum term over which the Company is hedging its exposure to the variability of future cash flows for forecasted transactions, excluding interest payments on existing variable-rate financial instruments, is approximately three years.
During the three months ended March 31, 2015 and March 31, 2014 the Company had no net reclassifications from AOCI to earnings resulting from the discontinuance of cash-flow hedges due to forecasted transactions that were no longer probable of occurring.
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
The Company recognized in income gains (losses) representing the ineffective portion of fair value hedges as follows:
Derivatives in Fair Value Hedging Relationships

		Gain or (Loss) Recognized in Income [1]
		Three Months Ended March 31,
		2015		2014
	Location	Derivative	Hedge Item	Derivative	Hedge Item
Interest rate swaps	Net realized capital gain/(loss)	$—	$—	$(1)	$—

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Non-qualifying Strategies
For non-qualifying strategies, including embedded derivatives that are required to be bifurcated from their host contracts and accounted for as derivatives, the gain or loss on the derivative is recognized currently in earnings within net realized capital gains (losses). The following table presents the gain or loss recognized in income on non-qualifying strategies:
Derivatives Used in Non-Qualifying Strategies
Gain or (Loss) Recognized within Net Realized Capital Gains and Losses

	Three Months Ended March 31,
	2015	2014
Interest rate contracts
Interest rate swaps and forwards	$(12)	$(57)
Foreign exchange contracts
Foreign currency swaps and forwards	7	(2)
Japan fixed payout annuity hedge [1]	(14)	15
Credit contracts
Credit derivatives that purchase credit protection	(2)	(4)
Credit derivatives that assume credit risk	9	(1)
Equity contracts
Equity index swaps and options	(3)	—
Commodity contracts
Commodity options	(5)	—
Variable annuity hedge program
GMWB product derivatives	(19)	36
GMWB reinsurance contracts	7	(4)
GMWB hedging instruments	13	(17)
Macro hedge program	(4)	(10)
Other
Contingent capital facility put option	(2)	(1)
Modified coinsurance reinsurance contracts	(11)	(19)
Total [2]	$(36)	$(64)

[1]
Not included in this amount is the associated liability adjustment for changes in foreign exchange spot rates through realized capital gains of $0 and $(28) for the three months ended March 31, 2015 and 2014, respectively.

[2]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

For the three months ended March 31, 2015 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•
The loss on the GMWB product derivatives was largely driven by a decline in interest rates and changes in volatility levels, offset by an increase in equity markets. These losses were offset by gains on the GMWB reinsurance contracts and GMWB hedging instruments.

•	The net loss related to the Japan fixed annuity payout hedge was primarily driven by a decline in U.S. interest rates.

•	The net loss related to interest rate derivatives was primarily due to a decline in U.S. interest rates.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in long-term interest rates during the period. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

In addition, for the three months ended March 31, 2015, and 2014 the Company recognized gains of $0 and $7, respectively, due to cash recovered on derivative receivables that were previously written-off related to the bankruptcy of Lehman Brothers Inc. The derivative receivables were the result of the contractual collateral threshold amounts and open collateral calls prior to the bankruptcy filing as well as interest rate and credit spread movements from the date of the last collateral call to the date of the bankruptcy filing.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

For the three months ended March 31, 2014 the net realized capital gain (loss) related to derivatives used in non-qualifying strategies was primarily comprised of the following:

•	The net loss related to interest rate contracts was primarily driven by a decline in U.S. interest rates.

•	The net loss on the macro hedge program was primarily due to decreased volatility and an improvement in domestic equity markets.

•
The loss associated with modified coinsurance reinsurance contracts, which are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, was primarily driven by a decline in long-term interest rates during the period. The assets remain on the Company's books and the Company recorded an offsetting gain in OCI as a result of the increase in market value of the bonds.

•
The net gain related to the combined GMWB hedging program, which includes the GMWB product, reinsurance, and hedging derivatives, was primarily due to outperformance of underlying actively managed funds compared to their respective indices.

For additional disclosures regarding contingent credit related features in derivative agreements, see Note 8 - Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements.
Credit Risk Assumed through Credit Derivatives
The Company enters into credit default swaps that assume credit risk of a single entity or referenced index in order to synthetically replicate investment transactions that would be permissible investments under the Company's investment policies. The Company will receive periodic payments based on an agreed upon rate and notional amount and will only make a payment if there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less the value of the referenced security issuer’s debt obligation after the occurrence of the credit event. A credit event is generally defined as a default on contractually obligated interest or principal payments or bankruptcy of the referenced entity. The credit default swaps in which the Company assumes credit risk primarily reference investment grade single corporate issuers and baskets, which include standard diversified portfolios of corporate and CMBS issuers. The diversified portfolios of corporate issuers are established within sector concentration limits and may be divided into tranches that possess different credit ratings.
The following tables present the notional amount, fair value, weighted average years to maturity, underlying referenced credit obligation type and average credit ratings, and offsetting notional amounts and fair value for credit derivatives in which the Company is assuming credit risk as of March 31, 2015 and December 31, 2014.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

As of March 31, 2015

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$252	$4	2 years	Corporate Credit/ Foreign Gov.	BBB+	$227	$(4)
Below investment grade risk exposure	29	—	2 years	Corporate Credit	BB	29	(1)
Basket credit default swaps [4]
Investment grade risk exposure	2,721	38	3 years	Corporate Credit	BBB+	1,898	(23)
Below investment grade risk exposure	59	4	5 years	Corporate Credit	B+	—	—
Investment grade risk exposure	873	(12)	6 years	CMBS Credit	AA+	267	2
Below investment grade risk exposure	154	(22)	2 years	CMBS Credit	CCC+	154	21
Embedded credit derivatives
Investment grade risk exposure	350	347	2 years	Corporate Credit	A+	—	—
Total [5]	$4,438	$359				$2,575	$(5)
As of December 31, 2014

				Underlying Referenced Credit Obligation(s) [1]
Credit Derivative type by derivative risk exposure	Notional Amount [2]	Fair Value	Weighted Average Years to Maturity	Type	Average Credit Rating	Offsetting Notional Amount [3]	Offsetting Fair Value [3]
Single name credit default swaps
Investment grade risk exposure	$320	$5	2 years	Corporate Credit/ Foreign Gov.	BBB+	$247	$(5)
Below investment grade risk exposure	29	—	2 years	Corporate Credit	BB	29	(1)
Basket credit default swaps [4]
Investment grade risk exposure	2,546	33	3 years	Corporate Credit	BBB	1,973	(25)
Below investment grade risk exposure	38	(1)	12 years	Corporate Credit	D	—	—
Investment grade risk exposure	722	(12)	6 years	CMBS Credit	AA+	269	3
Below investment grade risk exposure	154	(22)	2 years	CMBS Credit	CCC+	154	23
Embedded credit derivatives
Investment grade risk exposure	350	342	2 years	Corporate Credit	A	—	—
Total [5]	$4,159	$345				$2,672	$(5)

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

[4]
Includes $3.8 billion and $3.5 billion as of March 31, 2015 and December 31, 2014, respectively, of standard market indices of diversified portfolios of corporate and CMBS issuers referenced through credit default swaps. These swaps are subsequently valued based upon the observable standard market index.

[5]
Excludes investments that contain an embedded credit derivative for which the Company has elected the fair value option. For further discussion, see the Fair Value Option section in Note 4 - Fair Value Measurements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments and Derivative Instruments (continued)

Derivative Collateral Arrangements
The Company enters into various collateral arrangements in connection with its derivative instruments, which require both the pledging and accepting of collateral. As of March 31, 2015 and December 31, 2014, the Company pledged cash collateral associated with derivative instruments with a fair value of $137 and $120 as of March 31, 2015 and December 31, 2014, respectively, for which the collateral receivable has been primarily included within other assets on the Company's Condensed Consolidated Balance Sheets. The Company also pledged securities collateral associated with derivative instruments with a fair value of $1.1 billion and $1.1 billion, respectively, as of March 31, 2015 and December 31, 2014, which have been included in fixed maturities on the Consolidated Balance Sheets. The counterparties have the right to sell or re-pledge these securities.
As of March 31, 2015 and December 31, 2014, the Company accepted cash collateral associated with derivative instruments of $477 and $327, respectively, which was invested and recorded in the Consolidated Balance Sheets in fixed maturities and short-term investments with corresponding amounts recorded in other liabilities. The Company also accepted securities collateral as of March 31, 2015 and December 31, 2014 with a fair value of $138 and $109, respectively, of which the Company has the ability to sell or repledge $126 and $97, respectively. As of March 31, 2015 and December 31, 2014 the fair value of repledged securities totaled $0 and $0, respectively, and the Company did not sell any securities. In addition, as of March 31, 2015 and December 31, 2014 non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features

U.S. GMDB/GMWB, International GMDB/GMIB, and Universal Life Secondary Guarantee Benefits
Changes in the gross U.S. GMDB/GMWB, International GMDB/GMIB, and universal life secondary guarantee benefits are as follows:

	U.S. GMDB/GMWB [1]	Universal Life Secondary Guarantees
Liability balance as of January 1, 2015	$812	$2,041
Incurred	41	66
Paid	(29)	—
Unlock	(24)	(3)
Liability balance as of March 31, 2015	$800	$2,104
Reinsurance recoverable asset, as of January 1, 2015	$481	$2,041
Incurred	24	63
Paid	(22)	—
Unlock	(6)	—
Reinsurance recoverable asset, as of March 31, 2015	$477	$2,104

	U.S. GMDB/GMWB [1]	International GMDB/GMIB	Universal Life Secondary Guarantees
Liability balance as of January 1, 2014	$849	$272	$1,802
Incurred	46	15	56
Paid	(30)	(8)	—
Unlock	(11)	3	—
Currency translation adjustment	—	6	—
Liability balance as of March 31, 2014	$854	$288	$1,858
Reinsurance recoverable asset, as of January 1, 2014	$533	$23	$1,802
Incurred	26	2	56
Paid	(22)	(2)	—
Unlock	(5)	6	—
Reinsurance recoverable asset, as of March 31, 2014	$532	$29	$1,858

[1]
These liability balances include all GMDB benefits, plus the life-contingent portion of GMWB benefits in excess of the return of the GRB. GMWB benefits up to the return of the GRB are embedded derivatives held at fair value and are excluded from these balances.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Separate Accounts, Death Benefits and Other Insurance Benefit Features (continued)

The following table provides details concerning GMDB/GMWB exposure as of March 31, 2015:

Account Value by GMDB/GMWB Type
Maximum anniversary value (“MAV”) [1]	Account Value (“AV”) [8]	Net Amount at Risk (“NAR”) [9]	Retained Net Amount at Risk (“RNAR”) [9]	Weighted Average Attained Age of Annuitant
MAV only	$16,577	$2,519	$379	70
With 5% rollup [2]	1,433	199	57	70
With Earnings Protection Benefit Rider (“EPB”) [3]	4,275	581	77	69
With 5% rollup & EPB	544	115	24	71
Total MAV	22,829	3,414	537
Asset Protection Benefit (“APB”) [4]	14,304	195	128	68
Lifetime Income Benefit (“LIB”) — Death Benefit [5]	608	7	7	68
Reset [6] (5-7 years)	2,895	14	14	69
Return of Premium (“ROP”) [7]/Other	10,864	53	47	67
Subtotal Variable Annuity with GMDB/GMWB [10]	51,500	3,683	733	69
Less: General Account Value with GMDB/GMWB	3,951
Subtotal Separate Account Liabilities with GMDB	47,549
Separate Account Liabilities without GMDB	88,254
Total Separate Account Liabilities	$135,803

[1]	MAV GMDB is the greatest of current AV, net premiums paid and the highest AV on any anniversary before age 80 years (adjusted for withdrawals).

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

[4]	APB GMDB is the greater of current AV or MAV, not to exceed current AV plus 25% times the greater of net premiums and MAV (each adjusted for premiums in the past 12 months).

[5]	LIB GMDB is the greatest of current AV; net premiums paid; or, for certain contracts, a benefit amount generally based on market performance that ratchets over time.

[6]	Reset GMDB is the greatest of current AV, net premiums paid and the most recent five to seven year anniversary AV before age 80 years (adjusted for withdrawals).

[7]	ROP GMDB is the greater of current AV or net premiums paid.

[8]	AV includes the contract holder’s investment in the separate account and the general account.

[9]
NAR is defined as the guaranteed benefit in excess of the current AV. RNAR represents NAR reduced for reinsurance. NAR and RNAR are highly sensitive to equity markets movements and increase when equity markets decline.

[10]
Some variable annuity contracts with GMDB also have a life-contingent GMWB that may provide for benefits in excess of the return of the GRB. Such contracts included in this amount have $8.2 billion of total account value and weighted average attained age of 70 years. There is no NAR or retained NAR related to these contracts.

In the U.S., account balances of contracts with guarantees were invested in variable separate accounts as follows:

Asset type	As of March 31, 2015	As of December 31, 2014
Equity securities (including mutual funds)	$43,532	$44,786
Cash and cash equivalents	4,017	4,066
Total	$47,549	$48,852
As of March 31, 2015 and December 31, 2014, approximately 17% of the equity securities in the preceding table were funds invested in fixed income securities and approximately 83% were funds invested in equity securities.
For further information on guaranteed living benefits that are accounted for at fair value, such as GMWB, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes

Income Taxes
A reconciliation of the tax provision at the U.S. federal statutory rate to the provision (benefit) for income taxes is as follows:

	Three Months Ended March 31,
	2015	2014
Tax provision at U.S. federal statutory rate	$219	$213
Tax-exempt interest	(34)	(35)
Dividends-received deduction ("DRD")	(23)	(27)
Valuation allowance	(1)	—
Other	(3)	(8)
Provision for income taxes	$158	$143
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
Net deferred income taxes include the future tax benefits associated with the net operating loss carryover, foreign tax credit carryover, capital loss carryover, and alternative minimum tax credit carryover as follows:

	As of
	March 31, 2015		December 31, 2014		Expiration
	Carryover amount	Expected tax benefit, gross	Carryover amount	Expected tax benefit, gross	Dates			Amount
Net operating loss carryover	$5,485	$1,915	$5,547	$1,936	2016	-	2017	$3
					2023	-	2033	$5,482
Foreign tax credit carryover	$180	$180	$178	$178	2018	-	2025	$180
Capital loss carryover	$494	$173	$491	$172	2019			$491
					2020			$3
Alternative minimum tax credit carryover	$652	$652	$652	$652	No expiration			$—
Net operating loss carryover
As of March 31, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to net operating losses of $5,485 and $5,547, respectively, consisting of U.S. losses of $5,451 and $5,508, respectively, and foreign losses of $34 and $39. If unutilized, the U.S. losses expire as follows: $3 from 2016-2017, $5,482 from 2023-2033. Utilization of these loss carryovers is dependent upon the generation of sufficient future taxable income. Due to limitations on the use of certain losses, a valuation allowance of $8 has been established as of March 31, 2015 and $9 as of December 31, 2014 in order to recognize only the portion of net operating losses that will more likely than not be realized.
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

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Income Taxes (continued)

Alternative minimum tax credit and foreign tax credit carryover
As of March 31, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to alternative minimum tax credit carryover of $652 and $652, respectively, and foreign tax credit carryover of $180 and $178, respectively. The alternative minimum tax credits have no expiration date and the foreign tax credit carryover expire from 2018-2025. These credits are available to offset regular federal income taxes from future taxable income and although the Company believes there will be sufficient future regular federal taxable income, there can be no certainty that future events will not affect the ability to utilize the credits. Additionally, the use of the foreign tax credits generally depends on the generation of sufficient taxable income to first utilize all U.S. net operating loss carryover. However, the Company has identified and begun to purchase certain investments which allow for utilization of the foreign tax credits without first using the net operating loss carryover. Consequently, the Company believes it is more likely than not the foreign tax credit carryover will be fully realized. Accordingly, no valuation allowance has been provided on either the alternative minimum tax carryover or foreign tax credit carryover.
Capital loss carryover
As of March 31, 2015 and December 31, 2014, the net deferred tax asset included the expected tax benefit attributable to the capital loss carryover of $494 and $491, respectively. The capital loss carryover is largely due to the loss on sale of the Company’s Japan subsidiary, HLIKK. If unutilized, $491 of the capital loss carryover will expire in 2019 and $3 in 2020. Utilization of the capital loss carryover requires the Company to realize sufficient taxable capital gains. While the Company has some ability to utilize the capital loss carryover by generating capital gains through tax planning strategies, the Company concluded that it is more likely than not that this asset will not be realized and, accordingly, in 2014, the Company recorded a valuation allowance of $172 through discontinued operations.
The Company’s unrecognized tax benefits were unchanged during the years ended December 31, 2014, 2013, and 2012, remaining at $48 as of March 31, 2015 and December 31, 2014. This entire amount, if it were recognized, would affect the effective tax rate in the period it is released.
The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years prior to 2007. The federal audit of the years 2007-2011 is expected to conclude in 2015 and it is reasonably possible the Company may be able to reduce part of or the entire amount of the unrecognized tax benefits within the next 12 months. Apart from the possible reduction in unrecognized tax benefits, management does not expect the conclusion of the federal audit for the 2007-2011 years will have a material impact on the consolidated financial condition or results of operations. The federal audit of the years 2012 and 2013 began in March 2015 and is expected to be completed in 2016. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Commitments and Contingencies

Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties in the following discussion under the caption “Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters in the following discussion, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, life and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Apart from the inherent difficulty of predicting litigation outcomes, the following Mutual Funds Litigation discussion purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is in the earliest stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages; fact discovery is also in its early stages. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any.
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In March 2015, the plaintiffs filed a new complaint that, among other things, removed The Hartford Small Company Fund as a plaintiff. Discovery is ongoing. HFMC and HIFSCO dispute the allegations and expect to file a motion for summary judgment in the second quarter of 2015.
Asbestos and Environmental Claims – As discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance - Property & Casualty Other Operations Claims, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results and liquidity.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Commitments and Contingencies (continued)

Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2015 is $1.1 billion. Of this $1.1 billion the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $39 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2015 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $1 to be posted as collateral. Based on derivative market values as of March 31, 2015 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
9. Equity
Capital Purchase Program ("CPP") Warrants
As of March 31, 2015 and December 31, 2014, respectively, the Company has 6.6 million and 7.2 million CPP warrants outstanding and exercisable. CPP warrant exercises were 0.6 million and 9.8 million during the three months ended March 31, 2015 and 2014, respectively.
The declaration of common stock dividends by the Company in excess of a threshold triggers a provision in the Company's warrant agreement with The Bank of New York Mellon resulting in adjustments to the CPP warrant exercise price. Accordingly, the declaration of a common stock dividend during the three months ended March 31, 2015 resulted in an adjustment to the CPP warrant exercise price. The CPP warrant exercise price was $9.358 as of March 31, 2015 and $9.388 as of December 31, 2014.
Equity Repurchase Program
The Company's total authorization for equity repurchases is $2.775 billion for the period January 1, 2014 through December 31, 2015, with $729 remaining as of March 31, 2015.
During the three months ended March 31, 2015, the Company repurchased 6.1 million common shares for $250. During the period April 1, 2015 to April 22, 2015, the Company repurchased 1.5 million common shares for $65.

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income

Changes in AOCI, net of tax and DAC, by component for the three months ended March 31, 2015 consist of the following:
Three months ended March 31, 2015

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$2,370	$(5)	$150	$(8)	$(1,579)	$928
OCI before reclassifications	232	(4)	32	(20)	19	259
Amounts reclassified from AOCI	(24)	1	(5)	—	(9)	(37)
Net OCI	208	(3)	27	(20)	10	222
Ending balance	$2,578	$(8)	$177	$(28)	$(1,569)	$1,150

Reclassifications from AOCI for the three months ended March 31, 2015 consist of the following:

AOCI	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
	Three months ended March 31, 2015
Net Unrealized Gain on Securities
Available-for-sale securities	$37	Net realized capital gains (losses)
	37	Total before tax
	13	Income tax expense
	$24	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$(1)	Net realized capital gains (losses)
	(1)	Total before tax
	—	Income tax expense (benefit)
	$(1)	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	Net realized capital gains (losses)
Interest rate swaps	16	Net investment income
Foreign currency swaps	(10)	Net realized capital gains (losses)
	7	Total before tax
	2	Income tax expense
	$5	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$(2)	Insurance operating costs and other expenses
Amortization of actuarial loss	$16	Insurance operating costs and other expenses
	14	Total before tax
	5	Income tax expense
	9	Net income (loss)
Total amounts reclassified from AOCI	$37	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Changes in and Reclassifications From Accumulated Other Comprehensive Income (continued)

Changes in AOCI, net of tax and DAC, by component for three months ended March 31, 2014 consist of the following:
Three months ended March 31, 2014

	Net Unrealized Gain on Securities	OTTI Losses in OCI	Net Gain on Cash Flow Hedging Instruments	Foreign Currency Translation Adjustments	Pension and Other Postretirement Plan Adjustments	Total AOCI
Beginning balance	$987	$(12)	$108	$91	$(1,253)	$(79)
OCI before reclassifications	717	3	29	17	13	779
Amounts reclassified from AOCI	(18)	(1)	(16)	—	(6)	(41)
Net OCI	699	2	13	17	7	738
Ending balance	$1,686	$(10)	$121	$108	$(1,246)	$659

Reclassifications from AOCI for the three months ended March 31, 2014 consist of the following:

AOCI	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
Three months ended March 31, 2014
Net Unrealized Gain on Securities
Available-for-sale securities	$44	Net realized capital gains (losses)
	44	Total before tax
	15	Income tax expense
	(11)	Loss from discontinued operations, net of tax
	$18	Net income (loss)
OTTI Losses in OCI
Other than temporary impairments	$2	Net realized capital gains (losses)
	2	Total before tax
	1	Income tax expense (benefit)
	$1	Net income (loss)
Net Gains on Cash Flow Hedging Instruments
Interest rate swaps	$1	Net realized capital gains (losses)
Interest rate swaps	23	Net investment income
Foreign currency swaps	—	Net realized capital gains (losses)
	24	Total before tax
	8	Income tax expense
	$16	Net income (loss)
Pension and Other Postretirement Plan Adjustments
Amortization of prior service credit	$(2)	Insurance operating costs and other expenses
Amortization of actuarial loss	12	Insurance operating costs and other expenses
	10	Total before tax
	4	Income tax expense
	6	Net income (loss)
Total amounts reclassified from AOCI	$41	Net income (loss)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Employee Benefit Plans

The Company’s employee benefit plans are described in Note 17 - Employee Benefit Plans of Notes to Consolidated Financial Statements included in The Hartford’s 2014 Annual Report on Form 10-K.
Components of Net Periodic Cost Benefit
Net periodic cost (benefit) includes the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Interest cost	$59	$64	$3	$3
Expected return on plan assets	(78)	(81)	(3)	(4)
Amortization of prior service credit	—	—	(2)	(2)
Amortization of actuarial loss	15	11	1	1
Net periodic benefit	$(4)	$(6)	$(1)	$(2)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Discontinued Operations

On June 30, 2014, the Company completed the sale of all of the issued and outstanding equity of Hartford Life Insurance KK, a Japanese company, to ORIX Life Insurance Corporation ("Buyer"), a subsidiary of ORIX Corporation, a Japanese company for cash proceeds of $963. The operations of the Company's Japan business meet the criteria for reporting as discontinued operations. The Company's Japan business is included in the Talcott Resolution reporting segment.
Concurrently with the sale, HLIKK recaptured certain risks that had been reinsured to the Company’s U.S. subsidiaries, Hartford Life and Annuity Insurance Company ("HLAI") and Hartford Life Insurance Company ("HLIC") by terminating intercompany agreements. Upon closing, the Buyer became responsible for all liabilities for the recaptured business. The Company has, however, continued to provide reinsurance for approximately $770 of Japan fixed payout annuities as of March 31, 2015.
The following table summarizes the amounts related to discontinued operations in the Condensed Consolidated Statements of Operations.

Three Months Ended March 31,
2014
Revenues
Earned premiums	$(1)
Fee income	125
Net investment income:
Securities available-for-sale and other	12
Equity securities, trading	(236)
Total net investment income	(224)
Net realized capital losses	(51)
Total revenues	(151)
Benefits, losses and expenses
Benefits losses and loss adjustment expenses	28
Benefits, losses and loss adjustment expenses - returns credited on international variable annuities	(236)
Insurance operating costs and other expenses	11
Total benefits, losses and expenses	(197)
Income before income taxes	46
Income tax expense	17
Income from discontinued operations, net of tax	$29
13. Subsequent Events
On April 24, 2015 the Company announced that it will redeem for cash the entire $296 aggregate principal amount outstanding of 4.000% senior notes due October 15, 2017 (the "2017 Notes") on May 27, 2015. The 2017 Notes will be redeemed at an estimated redemption price of approximately $320 including a make-whole premium and any interest accrued and unpaid to the redemption date. The Company expects to use cash on hand to finance the redemption.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in millions except share data unless otherwise stated)
The Hartford provides projections and other forward-looking information in the following discussions, which contain many forward-looking statements, particularly relating to the Company’s future financial performance. These forward-looking statements are estimates based on information currently available to the Company, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the cautionary statements set forth on pages 3 and 4 of this Form 10-Q. Actual results are likely to differ, and in the past have differed, materially from those forecast by the Company, depending on the outcome of various factors, including, but not limited to, those set forth in each following discussion and in Part I, Item 1A, Risk Factors in The Hartford’s 2014 Form 10-K Annual Report. The Hartford undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.
Certain reclassifications have been made to prior year financial information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") to conform to the current year presentation. In 2014, the Company refined the definition of underwriting expenses by including certain centralized services and bad debt expenses in the determination of underwriting results for the Commercial Lines, Personal Lines and Property & Casualty Other Operations reporting segments. The reclassification of certain centralized services and bad debt expenses from other income (expenses) did not impact previously reported net income. This discussion should be read in conjunction with MD&A in The Hartford's 2014 Form 10-K Annual Report.
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
The Hartford conducts business principally in six reporting segments including Commercial Lines, Personal Lines, Property & Casualty Other Operations, Group Benefits, Mutual Funds and Talcott Resolution, as well as a Corporate category. The Hartford includes in its Corporate category the Company’s debt financing and related interest expense, as well as other capital raising activities; and purchase accounting adjustments related to goodwill and other expenses not allocated to the reporting segments.
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
For further information on the Company's reporting segments refer to Part I, Item 1, Business - Reporting Segments in The Hartford’s 2014 Form 10-K Annual Report.

Financial Highlights for the Three Months Ended March 31, 2015

•	Net income was $467, or $1.08 per diluted share, compared with net income of $495, or $1.03 per diluted share, in the comparable prior year period.

•	Common share repurchases totaled $250, or approximately 6.1 million shares, in the current quarter.

•
Book value per diluted common share (excluding AOCI) increased to $41.47 from $40.71 in the prior quarter due to the effect of net income less dividends and the effect of share repurchases in the quarter.

•
Net investment income decreased 2% to $809 compared to the prior year period due to lower income from fixed maturities as a result of lower reinvestment rates and a decrease in asset levels due to runoff of Talcott Resolution.

•
The annualized investment yield after-tax of 3.1% decreased slightly compared to the prior year period due to lower reinvestment rates reflecting the current interest rate environment. The new money yield decreased to 3.1% from 3.9%, compared to the prior year period, driven by lower interest rates.

•	Lower interest rates and tighter credit spreads increased the after-tax net unrealized gains in the investment portfolio by $208 in the current quarter.

•	Property & Casualty written premiums increased 2% over the comparable prior year period, comprised of 3% growth in Commercial Lines and 1% in Personal Lines.

•
Property & Casualty combined ratio, before catastrophes and prior year development, increased 2.1 points to 91.7 from 89.6 in the comparable prior year period. The first quarter of 2014 included a 2.0 point favorable impact related to a reduction in New York State Workers' Compensation Board assessments ("NY Assessments").

•	Catastrophe losses of $83, before tax, decreased from catastrophe losses of $86, before tax, in the comparable prior year period.

•
Favorable prior year development totaled $2, before tax, driven primarily by reserve releases related to favorable development in professional and general liability, and reserve releases related to 2014 catastrophes, partially offset by reserve strengthening in commercial auto liability.

•	Group Benefits after-tax core earnings margin, excluding buyouts, increased to 5.9% in the quarter from 5.1% in the comparable prior year period.

•	Talcott Resolution after-tax income from continuing operations was $111, compared with $116 in the comparable prior year period.

CONSOLIDATED RESULTS OF OPERATIONS

Operating Summary	Three Months Ended March 31,
	2015	2014	Change
Earned premiums	$3,322	$3,302	1%
Fee income	459	496	(7%)
Net investment income	809	824	(2%)
Net realized capital gains (losses)	5	(35)	114%
Other revenues	22	25	(12%)
Total revenues	4,617	4,612	—%
Benefits, losses and loss adjustment expenses	2,563	2,576	(1%)
Amortization of deferred policy acquisition costs and present value of future profits (“DAC”)	387	396	(2%)
Insurance operating costs and other expenses	948	936	1%
Interest expense	94	95	(1%)
Total benefits, losses and expenses	3,992	4,003	—%
Income from continuing operations before income taxes	625	609	3%
Income tax expense	158	143	10%
Income from continuing operations, net of tax	467	466	—%
Income from discontinued operations, net of tax	—	29	(100%)
Net income	$467	$495	(6%)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net income, compared to the prior year period, decreased for the three months ended March 31, 2015 primarily due to the net effect of the following items:

•
A $47 before tax decrease in current accident year underwriting results before catastrophes in Property & Casualty driven by a 2.1 point increase in the combined ratio before catastrophes and prior year development. Earned premiums increased 3% or $66, before tax, reflecting earned premium growth of 3% in both Commercial Lines and Personal Lines. Underwriting expenses in 2015 increased $77 due, in part, to a $49 benefit, before tax, in 2014 related to a reduction in NY Assessments, representing a 2.0 point favorable impact on the combined ratio in 2014. For a discussion of the Company's operating results by segment, see the segment sections of MD&A.

•
Prior accident year reserve release of $2, before tax, for the three months ended March 31, 2015, compared to a reserve release of $40, before tax, for the prior year period. Reserve releases in 2015 were primarily related to favorable development in professional and general liability, and reserve releases related to 2014 catastrophes, partially offset by reserve strengthening in commercial auto liability. Reserve releases in 2014 were primarily related to favorable development on accident year 2013 catastrophes and professional liability claims, and favorable development on accident year 2013 homeowners claims. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll Forwards and Development.

•
A decrease in income from discontinued operations of $29, net of tax, compared to the three months ended March 31, 2014. Income from discontinued operations in 2014 represents income from operations related to the Japan variable annuity business.

•
Net investment income of $809, before tax, for the three months ended March 31, 2015, decreased compared to $824, before tax, for the prior year period. The decrease in investment income was primarily due to lower income from fixed maturities as a result of lower reinvestment rates, as well as a decrease in asset levels, due to the runoff of Talcott Resolution. For further discussion of investment results, see MD&A - Investment Results, Net Investment Income (Loss).

•
Current accident year catastrophe losses of $83, before tax, for the three months ended March 31, 2015, compared to $86, before tax, for the prior year period. Catastrophe losses in both periods were primarily due to winter storm events across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Differences between the Company's effective income tax rate and the U.S. statutory rate of 35% are due primarily to tax-exempt interest earned on invested assets and the dividends received deduction ("DRD"). Income tax expense for the three months ended March 31, 2015 increased by $15 from $143 in the prior year period, primarily due to the $16, before tax, increase in income from continuing operations and the effect of permanent items. For further discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

The following table presents net income (loss) for each reporting segment, as well as the Corporate category.

	Three months ended March 31,
Net income (loss) by segment	2015	2014	Increase (Decrease) From 2014 to 2015
Commercial Lines	$240	$242	$(2)
Personal Lines	76	99	(23)
Property & Casualty Other Operations	23	22	1
Group Benefits	52	51	1
Mutual Funds	22	21	1
Talcott Resolution	111	145	(34)
Corporate	(57)	(85)	28
Net income	$467	$495	$(28)
Investment Results
Composition of Invested Assets

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Fixed maturities, available-for-sale ("AFS"), at fair value	$60,555	79.1%	$59,384	77.9%
Fixed maturities, at fair value using the fair value option ("FVO")	520	0.7%	488	0.6%
Equity securities, AFS, at fair value [1]	1,148	1.5%	1,047	1.4%
Mortgage loans	5,697	7.4%	5,556	7.3%
Policy loans, at outstanding balance	1,452	1.9%	1,431	1.9%
Limited partnerships and other alternative investments	2,923	3.8%	2,942	3.9%
Other investments [2]	630	0.8%	547	0.7%
Short-term investments	3,651	4.8%	4,883	6.4%
Total investments	$76,576	100.0%	$76,278	100.0%

[1]	Includes equity securities at fair value using the FVO of $402 and $348 as of March 31, 2015 and December 31, 2014, respectively.

[2]	Primarily relates to derivative instruments.
Total investments increased since December 31, 2014, primarily due to an increase in fixed maturities, AFS, mortgage loans and equity, AFS, partially offset by a decrease in short-term investments. The increase in fixed maturities, AFS and the decline in short-term investments are primarily the result of the reinvestment of short-term investments into longer dated fixed maturities. The increase in fixed maturities, AFS is also due to higher valuations as a result of a decline in interest rates, as well as the investment of proceeds received from repurchase agreements in U.S. Treasuries; for further information on repurchase agreements refer to Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Net Investment Income (Loss)

	Three Months Ended March 31,
	2015		2014
(Before-tax)	Amount	Yield [1]	Amount	Yield [1]
Fixed maturities [2]	$600	4.2%	$616	4.2%
Equity securities, AFS	6	2.0%	7	3.3%
Mortgage loans	69	4.9%	66	4.7%
Policy loans	20	5.6%	20	5.7%
Limited partnerships and other alternative investments	99	13.7%	97	13.0%
Other [3]	42		43
Investment expense	(27)		(25)
Total net investment income	809	4.5%	824	4.5%
Total net investment income excluding limited partnerships and other alternative investments	$710	4.1%	$727	4.2%

[1]
Yields calculated using annualized net investment income divided by the monthly average invested assets at cost, amortized cost, or adjusted carrying value, as applicable, excluding repurchase agreement collateral, if any, and derivatives book value. Yield calculations for each period exclude assets associated with the dispositions of Japan variable and fixed annuity business, as applicable.

[2]	Includes net investment income on short-term investments.

[3]	Primarily includes income from derivatives that qualify for hedge accounting and hedge fixed maturities.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Total net investment income for the three months ended March 31, 2015 decreased in comparison to the three months ended March 31, 2014, primarily due to lower income from fixed maturities. The decrease in income related to fixed maturities is a result of lower reinvestment rates, as well as a decrease in asset levels, due to the runoff of Talcott Resolution.
The annualized net investment income yield, excluding limited partnerships and other alternative investments, has declined to 4.1% for the three months ended March 31, 2015 versus 4.2% for the comparable period in 2014. The decline was primarily attributable to lower reinvestment rates. The average reinvestment rate, excluding certain U.S. Treasury securities and cash equivalent securities, for the three months ended March 31, 2015, was approximately 3.1% which was below the average yield of sales and maturities of 4.1% for the same period, due to the current interest rate environment. For the first quarter of 2015, the new money yield decreased to 3.1% compared to 3.9% in the prior year period driven by lower interest rates.
Based upon current reinvestment rates, we expect the annualized net investment income yield, excluding limited partnerships and other alternative investments, for 2015, to decline slightly from the current net investment income yield. The estimated impact on net investment income is subject to change as the composition of the portfolio changes through normal portfolio management and trading activities and changes in market conditions.

Net Realized Capital Gains (Losses)

	Three Months Ended March 31,
(Before-tax)	2015	2014
Gross gains on sales	$197	$183
Gross losses on sales	(148)	(129)
Net other-than-temporary impairment ("OTTI") losses recognized in earnings	(12)	(22)
Valuation allowances on mortgage loans	(3)	—
Periodic net coupon settlements on credit derivatives	1	(1)
Results of variable annuity hedge program
GMWB derivatives, net	1	15
Macro hedge program	(4)	(10)
Total results of variable annuity hedge program	(3)	5
Other, net [1]	(27)	(71)
Net realized capital gains	$5	$(35)

[1]	Primarily consists of changes in value of non-qualifying derivatives, including interest rate derivatives used to manage duration, and the Japan fixed payout annuity hedge.
Details on the Company’s net realized capital gains and losses are as follows:
Gross gains and losses on sales

•
Gross gains on sales for the three months ended March 31, 2015 were primarily due to gains on the sale of industrial corporate and U.S. Treasury securities. Gross losses on sales for the three months ended March 31, 2015 were primarily the result of losses on the sale of corporate and foreign government and government agency securities, which included sales resulting from a reduction in our exposure to certain emerging market and energy sector securities, as well as other portfolio management activities. The sales were primarily a result of duration, liquidity and credit management, as well as tactical changes to the portfolio as a result of changing market conditions.

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
Variable annuity hedge program

•
For the three months ended March 31, 2014 the gain related to the combined GMWB derivatives, net, which include the GMWB product, reinsurance, and hedging derivatives, was primarily driven by gains of $14 related to outperformance of underlying actively managed funds compared to their respective indices.

•
For the three months ended March 31, 2014 the loss on the macro hedge program was primarily due to losses of $9 related to decreased volatility and losses of $4 driven by an improvement in domestic equity markets.

Other, net

•
Other, net loss for the three months ended March 31, 2015 was primarily due to losses of $14 on Japan fixed payout annuity hedges primarily driven by a decline in U.S. interest rates, losses of $10 on interest rate derivatives due to a decline in interest rates, and losses of $11 associated with modified coinsurance reinsurance contracts. Modified coinsurance reinsurance contracts are accounted for as embedded derivatives and transfer to the reinsurer the investment experience related to the assets supporting the reinsured policies, primarily driven by a decline in long-term interest rates.

•
Other, net loss for the three months ended March 31, 2014 was primarily due to losses of $56 on interest derivatives due to a decline in U.S. interest rates, and losses of $13 on Japan fixed payout annuity hedges primarily driven by a decline in U.S. interest rates.

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
The Company’s critical accounting estimates are discussed in Part II, Item 7 MD&A in the Company’s 2014 Form 10-K Annual Report. The following discussion updates certain of the Company’s critical accounting estimates as of March 31, 2015.

Property & Casualty Insurance Product Reserves, Net of Reinsurance
Based on the results of the quarterly reserve review process, the Company determines the appropriate reserve adjustments, if any, to record. Recorded reserve estimates are adjusted after consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, adjustments are made more quickly to more mature accident years and less volatile lines of business. Such adjustments of reserves are referred to as “reserve development”. Reserve development that increases previous estimates of ultimate cost is called “reserve strengthening”. Reserve development that decreases previous estimates of ultimate cost is called “reserve releases”. Reserve development can influence the comparability of year over year underwriting results and is set forth in the paragraphs and tables that follow.
Reserve Roll Forwards and Development
A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Three Months Ended March 31, 2015
	Commercial Lines [3]	Personal Lines	Property & Casualty Other Operations [3]	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross [3]	$16,465	$1,874	$3,467	$21,806
Reinsurance and other recoverables [3]	2,459	18	564	3,041
Beginning liabilities for unpaid losses and loss adjustment expenses, net [3]	14,006	1,856	2,903	18,765
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	928	618	—	1,546
Current accident year catastrophes [4]	58	25	—	83
Prior accident years strengthening (release)	(2)	(4)	4	(2)
Total provision for unpaid losses and loss adjustment expenses	984	639	4	1,627
Less: Payments	897	647	93	1,637
Ending liabilities for unpaid losses and loss adjustment expenses, net	14,093	1,848	2,814	18,755
Reinsurance and other recoverables	2,418	19	558	2,995
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,511	$1,867	$3,372	$21,750
Earned premiums	$1,583	$952
Loss and loss expense paid ratio [1]	56.7	68.0
Loss and loss expense incurred ratio	62.2	67.1
Prior accident years development (pts) [2]	(0.1)	(0.4)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]
Hartford Financial Products International ("HFPI") gross reserves and reinsurance recoverables balances of $40 and $5, respectively, as of December 31, 2014 have been prospectively reclassified from Commercial Lines to Property & Casualty Other Operations as HFPI does not write new business.

[4]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2015
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Winter Storms [1]	$49	$17	$66
Tornadoes	7	5	12
Wind and Hail	2	3	5
Total	$58	$25	$83
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2015
Included within prior accident years development were the following reserve strengthenings (releases):

Three Months Ended March 31, 2015
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$25	$—	$—	$25
Homeowners	—	1	—	1
Professional liability	(17)	—	—	(17)
Package business	1	—	—	1
General liability	(13)	—	—	(13)
Commercial property	(7)	—	—	(7)
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(6)	(12)	—	(18)
Other reserve re-estimates, net	7	7	4	18
Total prior accident years development	$(2)	$(4)	$4	$(2)

During the three months ended March 31, 2015, the Company’s re-estimates of prior accident years reserves included the following significant reserve changes:

•	Strengthened reserves in commercial auto liability primarily for accident years 2010 through 2013 due to increased frequency of large claims.

•
Released reserves in professional liability for accident years 2009 through 2011 primarily for large accounts. Claim costs for these accident years have emerged favorably as these years have matured and management has placed more weight on the emerged experience.

•	Released reserves in general liability primarily for accident years 2012 and 2013 due to lower frequency in late emerging claims.

•	Released catastrophe reserves primarily for accident year 2014 as fourth quarter 2014 catastrophes have developed favorably.

A roll-forward of property and casualty insurance product liabilities for unpaid losses and loss adjustment expenses follows:

Three Months Ended March 31, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Beginning liabilities for unpaid losses and loss adjustment expenses, gross	$16,293	$1,864	$3,547	$21,704
Reinsurance and other recoverables	2,442	13	573	3,028
Beginning liabilities for unpaid losses and loss adjustment expenses, net	13,851	1,851	2,974	18,676
Provision for unpaid losses and loss adjustment expenses
Current accident year before catastrophes	934	590	—	1,524
Current accident year catastrophes [3]	60	26	—	86
Prior accident years strengthening (release)	(7)	(34)	1	(40)
Total provision for unpaid losses and loss adjustment expenses	987	582	1	1,570
Less: Payments	912	613	120	1,645
Ending liabilities for unpaid losses and loss adjustment expenses, net	13,926	1,820	2,855	18,601
Reinsurance and other recoverables	2,469	15	567	3,051
Ending liabilities for unpaid losses and loss adjustment expenses, gross	$16,395	$1,835	$3,422	$21,652
Earned premiums	$1,541	$928
Loss and loss expense paid ratio [1]	59.2	66.1
Loss and loss expense incurred ratio	64.0	62.7
Prior accident years development (pts) [2]	(0.5)	(3.7)

[1]	The “loss and loss expense paid ratio” represents the ratio of paid losses and loss adjustment expenses to earned premiums.

[2]	“Prior accident years development (pts)” represents the ratio of prior accident years development to earned premiums.

[3]	Contributing to the current accident year catastrophes losses were the following events:

Three Months Ended March 31, 2014
Category	Commercial Lines	Personal Lines	Total Property & Casualty Insurance
Winter Storms [1]	$55	$18	$73
Wind and Hail [1]	5	8	13
Total	$60	$26	$86
[1] These amounts represent an aggregation of multiple catastrophes.

Prior accident years development recorded in 2014
Included within prior accident years development were the following reserve strengthenings (releases):

Three Months Ended March 31, 2014
	Commercial Lines	Personal Lines	Property & Casualty Other Operations	Total Property & Casualty Insurance
Auto liability	$5	$—	$—	$5
Homeowners	—	(13)	—	(13)
Professional liability	(8)	—	—	(8)
Package business	(3)	—	—	(3)
Commercial property	(3)	—	—	(3)
Change in workers’ compensation discount, including accretion	8	—	—	8
Catastrophes	(12)	(21)	—	(33)
Other reserve re-estimates, net	6	—	1	7
Total prior accident years development	$(7)	$(34)	$1	$(40)

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
The following tables present reserve activity, inclusive of estimates for both reported and incurred but not reported claims, net of reinsurance, categorized by asbestos, environmental and all other claims.
Property & Casualty Other Operations Losses and Loss Adjustment Expenses

Three Months Ended March 31, 2015	Asbestos		Environmental	All Other [1] [2]	Total
Beginning liability—net [3][4]	$1,710		$241	$952	$2,903
Losses and loss adjustment expenses incurred	—		3	1	4
Less : losses and loss adjustment expenses paid	43		16	34	93
Ending liability – net [3][4]	$1,667	[5]	$228	$919	$2,814

[1]	HFPI net reserves of $35 as of December 31, 2014 have been prospectively reclassified from Commercial Lines to "All Other" as HFPI does not write new business.

[2]
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

[3]
Excludes amounts reported in Commercial Lines and Personal Lines reporting segments (collectively “Ongoing Operations”) for asbestos and environmental net liabilities of $16 and $6, respectively, as of March 31, 2015. Total net losses and loss adjustment expenses incurred for the three months ended March 31, 2015 includes $2 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three months ended March 31, 2015 includes $3 related to asbestos and environmental claims.

[4]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,147 and $255.

[5]
The one year and average three year net paid amounts for asbestos claims, including Ongoing Operations, are $203 and $198, respectively, resulting in a one year net survival ratio of 8.3 and a three year net survival ratio of 8.5. Net survival ratio is the quotient of the net carried reserves divided by the average annual payment amount and is an indication of the number of years that the net carried reserve would last (i.e. survive) if the future annual claim payments were consistent with the calculated historical average.

Three Months Ended March 31, 2014	Asbestos		Environmental	All Other	Total
Beginning liability—net [1][2]	$1,714		$270	$990	$2,974
Losses and loss adjustment expenses incurred	—		—	1	1
Less: losses and loss adjustment expenses paid	67		7	46	120
Ending liability – net [1][2]	$1,647	[3]	$263	$945	$2,855

[1]
Excludes amounts reported in Ongoing Operations for asbestos and environmental net liabilities of $16 and $8, respectively, as of March 31, 2014. Total net losses and loss adjustment expenses incurred for the three months ended March 31, 2014 includes $4 related to asbestos and environmental claims. Total net losses and loss adjustment expenses paid for the three months ended March 31, 2014 includes $3 related to asbestos and environmental claims.

[2]	Gross of reinsurance, asbestos and environmental reserves, including liabilities in Ongoing Operations, were $2,107 and $306.

[3]
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
The following table sets forth paid and incurred loss activity by the three categories of claims for asbestos and environmental.
Paid and Incurred Losses and Loss Adjustment Expenses (“LAE”) Development – Asbestos and Environmental

	Asbestos [1]		Environmental [1]
Three Months Ended March 31, 2015	Paid Losses & LAE	Incurred Losses & LAE	Paid Losses & LAE	Incurred Losses & LAE
Gross
Direct	$31	$—	$10	$3
Assumed Reinsurance	9	—	1	—
London Market	5	—	5	—
Total	45	—	16	3
Ceded	(2)	—	—	—
Net	$43	$—	$16	$3

[1]
Excludes asbestos and environmental paid and incurred loss and LAE reported in Ongoing Operations. Total gross losses and LAE incurred in Ongoing Operations for the three months ended March 31, 2015 includes $2 related to asbestos and environmental claims. Total gross losses and LAE paid in Ongoing Operations for the three months ended March 31, 2015 includes $3 related to asbestos and environmental claims.

Uncertainties Regarding Adequacy of Asbestos and Environmental Reserves
A number of factors affect the variability of estimates for asbestos and environmental reserves including assumptions with respect to the frequency of claims, the average severity of those claims settled with payment, the dismissal rate of claims with no payment and the expense to indemnity ratio. The uncertainty with respect to the underlying reserve assumptions for asbestos and environmental adds a greater degree of variability to these reserve estimates than reserve estimates for more traditional exposures. While this variability is reflected in part in the size of the range of reserves developed by the Company, that range may still not be indicative of the potential variance between the ultimate outcome and the recorded reserves. The recorded net reserves as of March 31, 2015 of $1.92 billion ($1.68 billion and $234 for asbestos and environmental, respectively) is within an estimated range, unadjusted for covariance, of $1.5 billion to $2.3 billion. The process of estimating asbestos and environmental reserves remains subject to a wide variety of uncertainties, which are detailed in the Company's 2014 Form 10-K Annual Report. The Company believes that its current asbestos and environmental reserves are appropriate. However, analyses of future developments could cause the Company to change its estimates and ranges of its asbestos and environmental reserves, and the effect of these changes could be material to the Company's consolidated operating results and liquidity.
Consistent with the Company's long-standing reserve practices, the Company will continue to review and monitor its reserves in Property & Casualty Other Operations regularly, including its annual reviews of asbestos liabilities, reinsurance recoverables and the allowance for uncollectible reinsurance, and environmental liabilities, and where future developments indicate, make appropriate adjustments to the reserves. The company will complete both its annual ground-up asbestos and environmental reserve studies during the second quarter of 2015. For a discussion of the Company's reserving practices, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance in the Company's 2014 Form 10-K Annual Report.

Estimated Gross Profits Used in the Valuation and Amortization of Assets and Liabilities Associated with Variable Annuity and Other Universal Life-Type Contracts
Estimated gross profits are used in the amortization of the deferred policy acquisition costs ("DAC") asset; and sales inducement assets (“SIA”). Portions of EGPs are also used in the valuation of reserves for death and other insurance benefit features on variable annuity and other universal life type contracts.
The most significant EGP based balances are as follows:

	Talcott Resolution
	As of March 31, 2015	As of December 31, 2014
DAC	$1,127	$1,200
SIA	$85	$89
Death and Other Insurance Benefit Reserves, net of reinsurance [1]	$323	$331

[1]
For additional information on death and other insurance benefit reserves, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.

Unlocks
The benefit to net income from continuing operations, net of tax by asset and liability as a result of the Unlocks is as follow:

	Talcott Resolution
	Three Months Ended March 31,
	2015	2014
DAC	$10	$12
SIA	1	1
Death and Other Insurance Benefit Reserves	18	6
Total (before tax)	$29	$19
Income tax effect	10	7
Total (after-tax)	$19	$12
The Unlock benefit, after-tax, for the three months ended March 31, 2015 and March 31, 2014, was primarily due to separate account returns being above our aggregated estimated returns during the period.
An Unlock revises EGPs, on a quarterly basis, to reflect market updates of policyholder account value and the Company’s current best estimate assumptions. Modifications to the Company’s hedging programs may impact EGPs, and correspondingly impact DAC recoverability. After each quarterly Unlock, the Company also tests the aggregate recoverability of DAC by comparing the DAC balance to the present value of future EGPs. The margin between the DAC balance and the present value of future EGPs for U.S. individual variable annuities was 37% as of March 31, 2015. If the margin between the DAC asset and the present value of future EGPs is exhausted, then further reductions in EGPs would cause portions of DAC to be unrecoverable and the DAC asset would be written down to equal future EGPs.
In the third quarter of 2014, the Company completed a comprehensive non-market related policyholder behavior assumption study and incorporates the results of those studies into its projection of future gross profits. Beginning in 2015, the annual comprehensive non-market related policyholder behavior assumption study will be completed in the fourth quarter of the year.
KEY PERFORMANCE MEASURES AND RATIOS
The Company considers the measures and ratios in the following discussion to be key performance indicators for its businesses. Management believes that these ratios and measures are useful in understanding the underlying trends in The Hartford’s businesses. However, these key performance indicators should only be used in conjunction with, and not in lieu of, the results presented in the segment discussions that follow in this MD&A. These ratios and measures may not be comparable to other performance measures used by the Company’s competitors.

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
Core Earnings
Core earnings, a non-GAAP measure, is an important measure of the Company’s operating performance. The Company believes that core earnings provides investors with a valuable measure of the performance of the Company’s ongoing businesses because it reveals trends in our insurance and financial services businesses that may be obscured by including the net effect of certain realized capital gains and losses, certain restructuring and other costs, pension settlements, loss on extinguishment of debt, reinsurance gains and losses from disposal of businesses, income tax benefit from reduction in deferred income tax valuation allowance, discontinued operations, and the impact of Unlocks to DAC, SIA, and death and other insurance benefit reserve balances. Some realized capital gains and losses are primarily driven by investment decisions and external economic developments, the nature and timing of which are unrelated to the insurance and underwriting aspects of our business. Accordingly, core earnings excludes the effect of all realized gains and losses (net of tax and the effects of DAC) that tend to be highly variable from period to period based on capital market conditions. The Company believes, however, that some realized capital gains and losses are integrally related to our insurance operations, so core earnings includes net realized gains and losses such as net periodic settlements on credit derivatives. These net realized gains and losses are directly related to an offsetting item included in the income statement such as net investment income. Net income (loss) is the most directly comparable U.S. GAAP measure. Core earnings should not be considered as a substitute for net income (loss) and does not reflect the overall profitability of the Company’s business. Therefore, the Company believes that it is useful for investors to evaluate both net income (loss) and core earnings when reviewing the Company’s performance.

A reconciliation of net income to core earnings is set forth in the following table:

	Three Months Ended March 31,
	2015	2014
Net income	$467	$495
Less: Unlock charge, after-tax	19	12
Less: Net realized capital gains (losses), after-tax and DAC, excluded from core earnings	2	(34)
Less: Restructuring and other costs, after-tax	(6)	(13)
Less: Loss from discontinued operations, after-tax	—	29
Core earnings	$452	$501
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
Expense ratio
The expense ratio for the underwriting segments of Commercial Lines and Personal Lines is the ratio of underwriting expenses to earned premiums. Underwriting expenses include the amortization of deferred policy acquisition costs and insurance operating costs and expenses, including certain centralized services and bad debt expense. Deferred policy acquisition costs include commissions, taxes, licenses and fees and certain other underwriting expenses and are amortized over the policy term.
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

COMMERCIAL LINES

	Three Months Ended March 31,
Underwriting Summary	2015	2014	Change
Written premiums	$1,722	$1,669	3%
Change in unearned premium reserve	139	128	9%
Earned premiums	1,583	1,541	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	928	934	(1%)
Current accident year catastrophes	58	60	(3%)
Prior accident years	(2)	(7)	71%
Total losses and loss adjustment expenses	984	987	—%
Amortization of DAC	234	226	4%
Underwriting expenses	295	217	36%
Dividends to policyholders	5	4	25%
Underwriting gain	65	107	(39%)
Net servicing income [1]	4	3	33%
Net investment income	257	256	—%
Net realized capital gains (losses)	8	(32)	125%
Other income (expense)	1	(2)	150%
Income before income taxes	335	332	1%
Income tax expense	95	90	6%
Net income	$240	$242	(1%)

[1]	Includes servicing revenues of $22 and $25 for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
Premium Measures [1]	2015	2014
New business premium	$290	$268
Standard commercial lines policy count retention	84%	83%
Standard commercial lines renewal written pricing increases	3%	6%
Standard commercial lines renewal earned pricing increases	5%	8%
Standard commercial lines policies in-force as of end of period (in thousands)	1,283	1,252

[1]	Standard commercial lines consists of small commercial and middle market. Standard commercial premium measures exclude middle market specialty programs and livestock lines of business.

	Three Months Ended March 31,
Underwriting Ratios	2015	2014	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	58.6	60.6	2.0
Current accident year catastrophes	3.7	3.9	0.2
Prior year development	(0.1)	(0.5)	(0.4)
Total loss and loss adjustment expense ratio	62.2	64.0	1.8
Expense ratio	33.4	28.7	(4.7)
Policyholder dividend ratio	0.3	0.3	—
Combined ratio	95.9	93.1	(2.8)
Current accident year catastrophes and prior year development	3.6	3.4	(0.2)
Combined ratio before catastrophes and prior year development	92.4	89.6	(2.8)

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Overview
Net income for the three months ended March 31, 2015, as compared to the prior year period, decreased slightly primarily due to a lower underwriting gain driven by higher underwriting expenses, largely offset by a shift to net realized capital gains in the current year period from net realized capital losses in the prior year period. Underwriting expenses for the three months ended March 31, 2014 included a reduction of $49, before tax, in the Company's estimated liability for NY Assessments.
Revenues - Earned and Written Premiums
Earned premiums for the three months ended March 31, 2015, as compared to the prior year period, increased reflecting written premium growth over the preceding twelve months.
Written premiums, as compared to the prior year period, increased for the three months ended March 31, 2015 in standard commercial lines, partially offset by a decrease in written premiums in specialty commercial. Written premium increases in standard commercial lines were driven primarily by new business premium growth and higher policy count retention, as well as renewal written pricing increases. For the three months ended March 31, 2015 written pricing increases averaged 3% in standard commercial, which includes 3% for small commercial and 2% for middle market, consistent with current loss costs trends. Written premium decreases in specialty commercial were primarily the result of lower renewal written premium in national accounts.
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2015, as compared to the prior year period, decreased reflecting lower current accident year losses before catastrophes in standard commercial lines, partially offset by lower favorable prior accident year development.

•
The reduction in the current accident year loss and loss adjustment expense ratios before catastrophes for the three months ended March 31, 2015, as compared to the prior year period, was primarily driven by a lower loss and loss adjustment expense ratio in workers' compensation due to earned pricing increases and favorable frequency and severity trends. Accordingly, the current accident year loss and loss adjustment expense ratio before catastrophes decreased by 2.0 points to 58.6 in the current quarter from 60.6 in the prior year quarter.

•
Current accident year catastrophe losses totaled $58, before tax, for the three months ended March 31, 2015, compared to $60, before tax, for the three months ended March 31, 2014. Catastrophe losses for both periods were primarily due to winter storms across various U.S. geographic regions. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

•
Prior accident years reserve release of $2, before tax, for the three months ended March 31, 2015, compared to a reserve release of $7, before tax, for the three months ended March 31, 2014. Net reserve releases for the three months ended March 31, 2015 were primarily due to a release of professional and general liability reserves, partially offset by reserve strengthening in commercial auto liability. Net reserve releases for the three months ended March 31, 2014 were primarily due to reserve releases related to 2013 catastrophes and professional liability, partially offset by workers' compensation discount accretion. For additional information, see MD&A - Critical Accounting Estimates, Reserve Roll-forwards and Development.

Underwriting Ratios
The combined ratio, before catastrophes and prior year development, increased 2.8 points from 89.6 for the three months ended March 31, 2014 to 92.4 for the three months ended March 31, 2015. The expense ratio for the three months ended March 31, 2014 includes a 3.2 point favorable impact related to a reduction in NY Assessments. Apart from the effect of the reduction in NY assessments in 2014, the current accident year loss and loss adjustment expense ratio before catastrophes decreased, partially offset by an increase in the expense ratio due to higher commissions.
Investment Results
Investment income increased for the three months ended March 31, 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PERSONAL LINES

	Three Months Ended March 31,
Underwriting Summary	2015	2014	Change
Written premiums	$939	$927	1%
Change in unearned premium reserve	(13)	(1)	NM
Earned premiums	952	928	3%
Losses and loss adjustment expenses
Current accident year before catastrophes	618	590	5%
Current accident year catastrophes	25	26	(4%)
Prior accident years	(4)	(34)	88%
Total losses and loss adjustment expenses	639	582	10%
Amortization of DAC	90	85	6%
Underwriting expenses	148	148	—%
Underwriting gain	75	113	(34%)
Net servicing income	1	—	NM
Net investment income	35	35	—%
Net realized capital gains (losses)	1	(5)	120%
Other income (expenses)	(1)	4	(125%)
Income before income taxes	111	147	(24)%
Income tax expense	35	48	(27%)
Net income	$76	$99	(23)%

	Three Months Ended March 31,
Written Premiums	2015	2014	Change
Product Line
Automobile	$671	$660	2%
Homeowners	268	267	—%
Total	$939	$927	1%
Earned Premiums
Product Line
Automobile	$655	$636	3%
Homeowners	297	292	2%
Total	$952	$928	3%

	Three Months Ended March 31,
Premium Measures	2015	2014
Policies in-force end of period (in thousands)
Automobile	2,053	2,033
Homeowners	1,305	1,324
New business written premium
Automobile	$101	$104
Homeowners	$27	$32
Policy count retention
Automobile	84%	87%
Homeowners	85%	87%
Renewal written pricing increase
Automobile	7%	5%
Homeowners	8%	8%
Renewal earned pricing increase
Automobile	6%	5%
Homeowners	8%	7%

	Three Months Ended March 31,
Underwriting Ratios	2015	2014	Change
Loss and loss adjustment expense ratio
Current accident year before catastrophes	64.9	63.6	(1.3)
Current accident year catastrophes	2.6	2.8	0.2
Prior year development	(0.4)	(3.7)	(3.3)
Total loss and loss adjustment expense ratio	67.1	62.7	(4.4)
Expense ratio	25.0	25.1	0.1
Combined ratio	92.1	87.8	(4.3)
Current accident year catastrophes and prior year development	2.2	(0.9)	(3.1)
Combined ratio before catastrophes and prior year development	89.9	88.7	(1.2)

	Three Months Ended March 31,
Product Combined Ratios	2015	2014	Change
Automobile	95.4	92.6	(2.8)
Homeowners	85.1	76.7	(8.4)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Overview
Net income for the three months ended March 31, 2015, as compared to the prior period, decreased primarily due to a lower underwriting gain driven by an increase in current accident year losses before catastrophes and lower favorable prior accident year development.
Revenues - Earned and Written Premiums
Earned and written premiums for the three months ended March 31, 2015, as compared to the prior year period, increased primarily due to renewal written and earned pricing increases. However, policy count retention was lower for the three months ended March 31, 2015, as compared to the prior year period, driven in part by renewal written pricing increases.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses for the three months ended March 31, 2015, as compared to the prior year period, primarily reflect higher current accident year losses before catastrophes and lower favorable prior accident year development.

•
Current accident year losses and loss adjustment expenses before catastrophes increased for the three months ended March 31, 2015, compared to the prior year period, as a result of higher earned premiums, increased auto liability losses and increased auto physical damage severity. The current accident year loss and loss adjustment expense ratio before catastrophes of 64.9 in 2015 increased 1.3 points from 63.6 in 2014. The increase primarily reflects higher loss costs, higher auto liability losses and increased physical damage severity, partially offset by strong earned pricing.

•
Current accident year catastrophe losses of $25, before tax, for the three months ended March 31, 2015 compared to $26 for the prior year period. Catastrophe losses for both periods were primarily due to winter storms across various U.S. geographic regions.

•
Prior accident years reserve release of $4, before tax, for the three months ended March 31, 2015 compared to a release of $34, before tax, for the prior year period. Reserve releases for 2015 were primarily related to releases related to 2014 catastrophes offset by unfavorable development on accident year 2014 auto physical damage claims. Reserve releases for 2014 were primarily related to favorable development on accident year 2013 fire and water-related homeowners claims, and reserve releases related to fourth quarter 2013 catastrophes. For additional information, see MD&A - Critical Accounting Estimates, Property & Casualty Insurance Product Reserves, Net of Reinsurance.

Underwriting Ratios
The combined ratio, before current accident year catastrophes and prior year development, increased 1.2 points to 89.9 for the three months ended March 31, 2015. The increase primarily reflects an increase in the current accident year loss and loss adjustment expense ratio before catastrophes due to higher loss costs driven by large fire losses in property and increased physical damage severity, partially offset by strong earned pricing.
Investment Results
Investment income remained stable for the three months ended March 31, 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Net Investment Income (Loss) and Net Realized Capital Gains (Losses).
Income Taxes
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

PROPERTY & CASUALTY OTHER OPERATIONS

	Three Months Ended March 31,
Underwriting Summary	2015	2014	Change
Losses and loss adjustment expenses [1]	$4	$1	NM
Underwriting expenses	6	7	(14%)
Underwriting loss	(10)	(8)	(25%)
Net investment income	35	35	—%
Net realized capital gains	4	—	NM
Other income	1	—	NM
Income before income taxes	30	27	11%
Income tax expense	7	5	40%
Net income	$23	$22	5%

[1]	Consists of prior year loss reserve development.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net income was relatively flat for the three months ended March 31, 2015, as compared to the prior year period.
The annual reviews of asbestos and environmental liabilities occur in the second quarter of the year. For information on asbestos and environmental reserves, see Property & Casualty Other Operations Claims within the Property & Casualty Insurance Product Reserves, Net of Reinsurance section in Critical Accounting Estimates.
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

GROUP BENEFITS

	Three months ended March 31,
Operating Summary	2015	2014	Change
Premiums and other considerations [1]	$780	$799	(2)%
Net investment income	97	96	1%
Net realized capital gains (losses)	(1)	8	(113)%
Total revenues	876	903	(3)%
Benefits, losses and loss adjustment expenses	598	597	—%
Amortization of deferred policy acquisition costs	8	9	(11)%
Insurance operating costs and other expenses	200	228	(12)%
Total benefits, losses and expenses	806	834	(3)%
Income before income taxes	70	69	1%
Income tax expense	18	18	—%
Net income [1]	$52	$51	2%

[1]
Group Benefits has a block of Association - Financial Institutions business that is subject to a profit sharing arrangement with third parties which was terminated on December 31, 2014. The Association - Financial Institutions business represented $44 of premiums and other considerations and $1 of net income for the three months ended March 31, 2014.

	Three months ended March 31,
Premiums and other considerations	2015	2014	Change
Fully insured – ongoing premiums	$763	$776	(2)%
Buyout premiums	—	8	(100)%
Other	17	15	13%
Total premiums and other considerations	$780	$799	(2)%
Fully insured ongoing sales, excluding buyouts	$300	$180	67%

	Three months ended March 31,
Ratios, excluding buyouts	2015	2014	Change
Group disability loss ratio	81.8%	82.4%	0.6
Group life loss ratio	73.2%	67.9%	(5.3)
Total loss ratio	76.7%	74.5%	(2.2)
Expense ratio	26.7%	30.0%	3.3
Selected ratios excluding Association - Financial Institutions
Group life loss ratio, excluding Association - Financial Institutions	73.2%	74.0%	0.8
Loss ratio, excluding Association - Financial Institutions	76.7%	77.6%	0.9
Expense ratio, excluding Association - Financial Institutions	26.7%	27.4%	0.7

	Three months ended March 31,
After-tax margin	2015	2014	Change
After-tax margin (excluding buyouts)	5.9%	5.7%	0.2
Effect of net capital realized gains (losses), net of tax on after-tax margin	—%	0.6%	(0.6)
After-tax core earnings margin (excluding buyouts)	5.9%	5.1%	0.8

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net income increased slightly for the three months ended March 31, 2015, as compared to the prior year period, due to lower insurance operating costs and other expenses partially offset by lower premiums and other considerations and a change from net realized capital gains to net realized capital losses.
Premiums and other considerations for the three months ended March 31, 2015, decreased 2% compared to the prior year period, primarily due to management actions related to the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, fully insured ongoing premiums increased 4% compared to the prior year period due to increased sales, improved book persistency and improved pricing. Insurance operating costs and other expenses decreased for the three months ended March 31, 2015, compared to the prior year period, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business.
Fully insured ongoing sales, excluding buyouts, increased by 67% for the three months ended March 31, 2015, as compared to the prior year period, due to an increase in large case accounts.
The total loss ratio increased 2.2 points to 76.7% for the three months ended March 31, 2015, as compared to the prior year period due to the impact of the Association - Financial Institutions block of business. Excluding the Association - Financial Institutions block of business, the loss ratio improved 0.9 points to 76.7%, as compared to the prior year period, due to favorable life and accidental death and dismemberment ("AD&D") experience and favorable disability results driven by improved incidence, pricing and continued strong long-term disability claim recoveries.
The expense ratio improved 3.3 points to 26.7% for the three months ended March 31, 2015, as compared to the prior year period, primarily due to lower profit sharing expense related to the Association - Financial Institutions block of business in relation to lower premium and other considerations.
The after-tax core earnings margin, excluding buyouts, improved 0.8 points to 5.9% for the three months ended March 31, 2015, as compared to the prior year period. The improvement was primarily due to the improved loss ratio excluding the Association - Financial Institutions block of business.
Investment income increased slightly for the three months ended March 31, 2015, as compared to the prior year period. For discussion of consolidated investment results, see MD&A - Investment Results, Investment Income (Loss) and Net Realized Capital Gains (Losses).
The effective tax rates in 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in tax exempt securities. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

MUTUAL FUNDS

	Three Months Ended March 31,
Operating Summary	2015	2014	Change
Fee income and other	$179	$174	3%
Total revenues	179	174	3%
Amortization of DAC	5	9	(44)%
Insurance operating costs and other expenses	140	132	6%
Total benefits, losses and expenses	145	141	3%
Income before income taxes	34	33	3%
Income tax expense	12	12	—%
Net income	$22	$21	5%

Average Total Mutual Funds segment AUM	94,778	97,519	(3)%
ROA, core earnings	$9.3	$8.6	8%

Mutual Funds segment AUM
Mutual Fund AUM - beginning of period	$73,035	$70,918	3%
Sales	4,710	3,692	28%
Redemptions	(4,181)	(3,674)	(14)%
Net Flows	529	18	NM
Change in market value and other	2,132	2,410	(12)%
Mutual Fund AUM - end of period	$75,696	$73,346	3%
Talcott AUM [1]	$20,240	$24,957	(19)%
Total Mutual Funds segment AUM	$95,936	$98,303	(2)%

Mutual Fund AUM by Asset Class
Equity	$47,131	$44,489	6%
Fixed Income	14,267	14,661	(3)%
Multi-Strategy Investments [2]	14,298	14,196	1%
Mutual Fund AUM	$75,696	$73,346	3%

[1]	Talcott AUM consist of Company-sponsored mutual fund assets held in separate accounts supporting variable insurance and investment products.

[2]	Includes balanced, allocation, and alternative investment products.
Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net income for the three months ended March 31, 2015, compared to the prior year period, increased due to higher revenue partially offset by increased operating costs. The increase in revenue is the result of growth in Mutual Fund AUM offset by the continued runoff of Talcott AUM.
The Mutual Funds segment average AUM decreased to $94.8 billion at March 31, 2015 from $97.5 billion at March 31, 2014 primarily resulting from a transfer to the HIMCO Variable Insurance Trust ("HVIT") assets within The Hartford of $2.7 billion in the fourth quarter of 2014. Mutual Fund AUM increased to $75.7 billion at March 31, 2015 from $73.3 billion at March 31, 2014 resulting from higher market performance and higher sales.

TALCOTT RESOLUTION

	Three Months Ended March 31,
Operating Summary	2015	2014	Change
Earned premiums, fees and other	$285	$353	(19%)
Net investment income	382	400	(5%)
Realized capital gains (losses):
Total other-than-temporary impairment (“OTTI”) losses	(5)	(4)	(25%)
Other net realized capital gains (losses)	(20)	7	NM
Net realized capital gains (losses)	(25)	3	NM
Total revenues	642	756	(15%)
Benefits, losses and loss adjustment expenses	338	409	(17%)
Amortization of DAC	50	67	(25%)
Insurance operating costs and other expenses	121	148	(18%)
Total benefits, losses and expenses	509	624	(18%)
Income from continuing operations before income taxes	133	132	1%
Income tax expense	22	16	38%
Income from continuing operations, net of tax	111	116	(4%)
Income from discontinued operations, net of tax [1]	—	29	(100%)
Net income	$111	$145	(23%)
Assets Under Management (end of period)
Variable annuity account value	$51,500	$77,347	(33%)
Fixed Market Value Adjusted annuity and other account value	8,666	13,046	(34%)
Institutional annuity account value	15,663	16,951	(8%)
Other account value [2]	107,543	107,918	—%
Total account value [3]	$183,372	$214,240	(14%)
Variable Annuity Account Value [4]
Account value, beginning of period	$52,861	$61,812	(14%)
Net outflows	(2,296)	(2,950)	22%
Change in market value and other	935	685	36%
Account value, end of period	$51,500	$59,547	(14%)

[1]	Represents the income from operations of HLIKK. For additional information, see Note 12 - Discontinued Operations of Notes to Condensed Consolidated Financial Statements.

[2]
Other account value includes $52.6 billion, $15.0 billion, and $40.0 billion as of March 31, 2015 for the Retirement Plans, Individual Life and Private Placement Life Insurance, respectively. Other account value includes $54.3 billion, $14.7 billion, $39.0 billion at March 31, 2014 for the Retirement Plans, Individual Life, Private Placement Life Insurance businesses, respectively. Account values associated with the Retirement Plans and Individual Life businesses no longer generate asset-based fee income due to the sales of these businesses through reinsurance transactions.

[3]
Included in the total account value is approximately $(1.0) billion as of March 31, 2014 related to a Talcott Resolution intra-segment funding agreement which is eliminated in consolidation. Also included in the variable and fixed annuity account values as of March 31, 2014 is account value related to the Japan businesses sold on June 30, 2014.

[4]	Excludes account value related to the Japan business sold on June 30, 2014.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net income for the three months ended March 31, 2015, as compared to the prior year period, decreased primarily due to lower fee income due to the continued runoff of the variable annuity block, decrease in income from discontinued operations due to the sale of HLIKK, and increased realized capital losses, partially offset by lower insurance operating costs and other expenses, and lower amortization of DAC.
Account values for Talcott Resolution decreased to approximately $183 billion at March 31, 2015 from approximately $214 billion at March 31, 2014 primarily due to the sale of HLIKK and net outflows partially offset by market value appreciation in variable annuities. For the three months ended March 31, 2015, variable annuity net outflows were approximately 2.3 billion due to the continued runoff of the business and in-force management initiatives.
For the three months ended March 31, 2015, the annualized full surrender rate on variable annuities declined to 10.9% compared to 12.3% for the three months ended March 31, 2014. This decline was primarily due to a lower impact from in-force management initiatives and lower surrender activity.
Contract counts decreased 13% for variable annuities at March 31, 2015 compared to March 31, 2014 primarily due to in-force management initiatives and the continued aging and runoff of the block.
The effective tax rates in 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to permanent differences related to investments in separate account DRD. For discussion of income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

CORPORATE

	Three Months Ended March 31,
Operating Summary	2015	2014	Change
Fee income [1]	$2	$3	(33%)
Net investment income	3	2	50%
Net realized capital gains (losses)	18	(9)	NM
Total revenues	23	(4)	NM
Insurance operating costs and other expenses [1]	17	32	(47%)
Interest expense	94	95	(1%)
Total benefits, losses and expenses	111	127	(13%)
Loss from continuing operations before income taxes	(88)	(131)	33%
Income tax benefit	(31)	(46)	33%
Net loss	$(57)	$(85)	33%

[1]
Fee income includes the income associated with the sales of non-proprietary insurance products in the Company’s broker-dealer subsidiaries that has an offsetting commission expense included in insurance operating costs and other expenses.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net loss decreased for the three months ended March 31, 2015 compared to the prior year period primarily due to an increase in realized capital gains, and decreases in insurance operating costs and other expenses, which were driven by a reduction in restructuring costs. For discussion of investment results, see MD&A - Investment Results, Net Investment Income (loss) and Net Realized Capital Gains (losses).
For a reconciliation of the consolidated tax provision at the U.S. federal statutory rate of 35% to the provision (benefit) for income taxes, see Note 7 - Income Taxes of Notes to Condensed Consolidated Financial Statements.

ENTERPRISE RISK MANAGEMENT
The Company has an enterprise risk management function (“ERM”) that is charged with providing analysis of the Company’s risks on an individual and aggregated basis and with ensuring that the Company’s risks remain within its risk appetite and tolerances. The Company has established the Enterprise Risk and Capital Committee (“ERCC”) that includes the Company’s CEO, President of the Company, Chief Financial Officer (“CFO”), Chief Investment Officer (“CIO”), Chief Risk Officer, General Counsel and others as deemed necessary by the committee chair. The ERCC is responsible for managing the Company’s risks and overseeing the enterprise risk management program.
The Company categorizes its main risks as follows:

•	Insurance Risk

•	Operational Risk

•	Financial Risk
Refer to the MD&A in The Hartford’s 2014 Form 10-K Annual Report for an explanation of the Company’s Operational Risk.
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
Reinsurance as a Risk Management Strategy
The Company utilizes reinsurance to transfer risk to affiliated and unaffiliated insurers. Reinsurance is used to manage aggregation of risk as well as to transfer certain risk to reinsurance companies based on specific geographic or risk concentrations. Such arrangements do not relieve the Company of its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company.
The Company is a member of and participates in several reinsurance pools and associations. The Company evaluates the financial condition of its reinsurers and concentrations of credit risk. Reinsurance is placed with reinsurers that meet strict financial criteria established by the Company.
Reinsurance for Catastrophes
The Company has several catastrophe reinsurance programs, including reinsurance treaties that cover property and workers' compensation losses aggregating from single catastrophe events. The following table summarizes the primary catastrophe treaty reinsurance coverages that the Company has in place as of March 31, 2015:

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

[3]	In addition, to the preceding limit shown, the workers compensation reinsurance includes a non-catastrophe, industrial accident layer, 80% of a $30 per event limit in excess a $20 retention.
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
Property & Casualty Insurance Product Reinsurance Recoverables
Property & Casualty insurance product reinsurance recoverables represent loss and loss adjustment expense recoverables from a number of entities, including reinsurers and pools.
The components of the gross and net reinsurance recoverables are summarized as follows:

Reinsurance Recoverables	As of March 31, 2015	As of December 31, 2014
Paid loss and loss adjustment expenses	$131	$133
Unpaid loss and loss adjustment expenses	2,824	2,868
Gross reinsurance recoverables	$2,955	$3,001
Less: Allowance for uncollectible reinsurance	(273)	(271)
Net reinsurance recoverables	$2,682	$2,730
Life Insurance Product Reinsurance Recoverables
Life insurance product reinsurance recoverables represent future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable that are recoverable from a number of reinsurers.
The components of the gross and net reinsurance recoverables are as follows:

Reinsurance Recoverables	As of March 31, 2015	As of December 31, 2014
Future policy benefits and unpaid loss and loss adjustment expenses and other policyholder funds and benefits payable	20,055	20,190
Gross reinsurance recoverables	$20,055	$20,190
Less: Allowance for uncollectible reinsurance [1]	—	—
Net reinsurance recoverables	$20,055	$20,190
[1] No allowance for uncollectible reinsurance is required as of March 31, 2015 and December 31, 2014.
As of March 31, 2015, the Company has reinsurance recoverables from MassMutual and Prudential of $8.4 billion and $10.4 billion, respectively. As of December 31, 2014, the Company has reinsurance recoverables from MassMutual and Prudential of $8.6 billion and $10.4 billion, respectively. These reinsurance recoverables are secured by invested assets held in trust for the benefit of the Company in the event of a default by the reinsurers. As of March 31, 2015, the fair value of assets held in trust securing the Company's reinsurance recoverables from MassMutual and Prudential were $8.7 billion and $9.4 billion, respectively. Net of invested assets held in trust, as of March 31, 2015, the Company has no reinsurance-related concentrations of credit risk greater than 10% of the Company’s consolidated stockholders’ equity.
For further explanation of the Company's Insurance Risk Management strategy, see MD&A - Enterprise Risk Management - Insurance Risk Management in The Hartford's 2014 Form 10-K Annual Report.

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
The Company is also exposed to interest rate risk based upon the discount rate assumption associated with the Company’s pension and other postretirement benefit obligations. The discount rate assumption is based upon an interest rate yield curve comprised of bonds rated AA with maturities primarily between zero and thirty years. For further discussion of discounting pension and other postretirement benefit obligations, see the Critical Accounting Estimates Section of the MD&A under Pension and Other Postretirement Benefit Obligations and Note 17- Employee Benefit Plans of Notes to Consolidated Financial Statements in The Hartford’s 2014 Form 10-K Annual Report. In addition, management evaluates performance of certain Talcott Resolution products based on net investment spread which is, in part, influenced by changes in interest rates. For further discussion, see the Talcott Resolution section of the MD&A.
Foreign Currency Exchange Risk
Foreign currency exchange risk is defined as the risk of financial loss due to changes in the relative value between currencies. The Company’s foreign currency exchange risk is related to non-U.S. dollar denominated investments, which primarily consist of fixed maturity investments, and a yen denominated fixed payout annuity that is reinsured from HLIKK, a former indirect wholly-owned subsidiary that was sold in 2014. In addition, the Company’s Talcott Resolution operations issued non-U.S. dollar denominated funding agreement liability contracts. A significant portion of the Company’s foreign currency exposure is mitigated through the use of derivatives.
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

Equity Risk
Equity risk is defined as the risk of financial loss due to changes in the value of global equities or equity indices. The Company has exposure to equity risk from assets under management, embedded derivatives within the Company’s variable annuities and assets that support the Company’s pension plans. Equity Risk on the Company’s variable annuity products is mitigated through various hedging programs. (See the Variable Annuity Hedging Program Section)
The Company's exposure to equity risk includes the potential for lower earnings associated with certain businesses such as mutual funds and variable annuities where fee income is earned based upon the value of the assets under management. For further discussion of equity risk, see the following Variable Product Guarantee Risks and Risk Management section. In addition, Talcott Resolution includes certain guaranteed benefits, primarily associated with variable annuity products, which increase the Company's potential benefit exposure in the periods that equity markets decline.
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
Variable Product Guarantee Risks and Risk Management
The Company’s variable products are significantly influenced by the U.S. and other equity markets. Increases or declines in equity markets impact certain assets and liabilities related to the Company’s variable products and the Company’s earnings derived from those products. The Company’s variable products include U.S. variable annuity contracts and mutual funds.
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

Generally, increases in equity markets will reduce the value of the hedge derivative assets, resulting in realized capital losses, and will generally have the inverse impact of those listed in the preceding discussion. For additional information, see Risk Hedging - Variable Annuity Hedging Program section.
Variable Annuity Guaranteed Benefits
The Company’s variable annuities include GMDB and certain contracts include GMWB features. Declines in the equity markets will increase the Company’s liability for these benefits. Most contracts with a GMDB include a maximum anniversary value ("MAV"), which in rising markets resets the guarantee on anniversary to be ‘at the money’. As the MAV increases, it can increase the NAR for subsequent declines in account value. Generally, a GMWB contract is ‘in the money’ if the contract holder’s guaranteed remaining balance (“GRB”) becomes greater than the account value.
The NAR is generally defined as the guaranteed minimum benefit amount in excess of the contract holder’s current account value. Variable annuity account values with guarantee features were $51.5 billion and $52.9 billion as of March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the account values of the Company’s variable annuities with guarantee features and the NAR split between various guarantee features (retained net amount at risk does not take into consideration the effects of the variable annuity hedge programs in place as of each balance sheet date):

Total Variable Annuity Guarantees
As of March 31, 2015
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	51.5	3.7	0.7	20%	16%
GMWB	24.0	0.2	0.1	6%	12%

Total Variable Annuity Guarantees
As of December 31, 2014
($ in billions)	Account Value	Gross Net Amount at Risk	Retained Net Amount at Risk	% of Contracts In the Money [2]	% In the Money [2] [3]
Variable Annuity [1]
GMDB	$52.9	$3.8	$0.8	23%	14%
GMWB	24.8	0.2	0.1	6%	11%

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
Many policyholders with a GMDB also have a GMWB. Policyholders that have a product that offers both guarantees can only receive the GMDB or GMWB. The GMDB NAR disclosed in the preceding tables is a point in time measurement and assumes that all participants utilize the GMDB benefit on that measurement date. For additional information on the Company’s GMDB liability, see Note 6 - Separate Accounts, Death Benefits and Other Insurance Benefit Features of Notes to Condensed Consolidated Financial Statements.
The Company expects to incur GMDB payments in the future only if the policyholder has an “in the money” GMDB at their death. For policies with a GMWB rider, if the account value is reduced to a specified level, the contract holder will receive an annuity equal to the GRB. For the Company’s “life-time” GMWB products, this annuity can exceed the GRB. As the account value fluctuates with equity market returns on a daily basis and the “life-time” GMWB payments may exceed the GRB, the ultimate amount to be paid by the Company, if any, is uncertain and could be significantly more or less than the Company’s current carried liability. For additional information on the Company’s GMWB liability, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.
Variable Annuity Market Risk Exposures
The following table summarizes the broad Variable Annuity Guarantees offered by the Company and the market risks to which the guarantee is most exposed from a U.S. GAAP accounting perspective:

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
Risk Hedging
Variable Annuity Hedging Program
The Company’s variable annuity hedging is primarily focused on reducing the economic exposure to market risks associated with guaranteed benefits that are embedded in our global variable annuity contracts, through the use of reinsurance and capital market derivative instruments. The variable annuity hedging also considers the potential impacts on Statutory accounting results.

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
Macro Hedge Program
The Company’s macro hedging program uses derivative instruments, such as options and futures on equities and interest rates, to provide protection against the statutory tail scenario risk arising from GMWB and GMDB liabilities on the Company’s statutory surplus. These macro hedges cover some of the residual risks not otherwise covered by specific dynamic hedging program. Management assesses this residual risk under various scenarios in designing and executing the macro hedge program. The macro hedge program will result in additional U.S. GAAP earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory reserve and capital volatility, may not be closely aligned to changes in GAAP liabilities.
Variable Annuity Hedging Program Sensitivities
The underlying guaranteed living benefit liabilities and the related hedge assets within the GMWB (excluding life contingent GMWB contracts) and Macro hedge programs are carried at fair value, with the exception of liabilities within the Macro hedge program.
The following table presents our estimates of the potential instantaneous impacts from sudden market stresses related to equity market prices, interest rates, and implied market volatilities. The following sensitivities represent: (1) the net estimated difference between the change in the fair value of GMWB liabilities and the underlying hedge instruments and (2) the estimated change in fair value of the hedge instruments for the macro program, before the impacts of amortization of DAC, and taxes. As noted in the preceding discussion, certain hedge assets are used to hedge liabilities that are not carried at fair value and will not have a liability offset in the U.S. GAAP sensitivity analysis. All sensitivities are measured as of March 31, 2015 and are related to the fair value of liabilities and hedge instruments in place at that date for the Company’s variable annuity hedge programs. The impacts presented in the table that follows are estimated individually and measured without consideration of any correlation among market risk factors.

GAAP Sensitivity Analysis	As of March 31, 2015
(before tax and DAC) [1]	GMWB			Macro
Equity Market Return	-20%	-10%	10%	-20%	-10%	10%
Potential Net Fair Value Impact	$(25)	$(10)	$6	$163	$65	$(44)
Interest Rates	-50 bps	-25 bps	25 bps	-50 bps	-25 bps	25 bps
Potential Net Fair Value Impact	$(2)	$(1)	$—	$14	$7	$(6)
Implied Volatilities	10%	2%	-10%	10%	2%	-10%
Potential Net Fair Value Impact	$(14)	$(2)	$7	$110	$22	$(108)

[1]	These sensitivities are based on the following key market levels as of March 31, 2015: 1) S&P of 2068; 2) 10yr US swap rate of 2.07%; and 3) S&P 10yr volatility of 27.59%.

The preceding sensitivity analysis is an estimate and should not be used to predict the future financial performance of the Company’s variable annuity hedge programs. The actual net changes in the fair value liability and the hedging assets illustrated in the preceding table may vary materially depending on a variety of factors which include but are not limited to:

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
The Company has reinsured approximately 28% of its risk associated with GMWB and 80% of its risk associated with the aggregate GMDB exposure. These reinsurance agreements serve to reduce the Company’s exposure to changes in the statutory reserves and the related capital and RBC ratios associated with changes in the capital markets. The Company also continues to explore other solutions for mitigating the capital market risk effect on surplus, such as internal and external reinsurance solutions, modifications to our hedging program, changes in product design and expense management.

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
The Company exercises various and differing methods to mitigate its credit risk exposure within its investment and reinsurance portfolios. Some of the reasons for mitigating credit risk include financial instability or poor credit, avoidance of arbitration or litigation, future uncertainty, and exposure in excess of risk tolerances. Credit risk within the investment portfolio is most commonly mitigated through asset sales or the use of derivative instruments. Counterparty credit risk is mitigated through the practice of entering into contracts only with highly creditworthy institutions and through the practice of holding and posting of collateral. In addition, transactions cleared through a central clearing house reduce risk due to their ability to require daily variation margin, monitor the Company's ability to request additional collateral in the event of a counterparty downgrade, and be an independent valuation source. Systemic credit risk is mitigated through the construction of high-quality, diverse portfolios that are subject to regular underwriting of credit risks. For further discussion of the Company’s investment and derivative instruments, see the Portfolio Risks and Risk Management section and Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements. For further discussion on managing and mitigating credit risk from the use of reinsurance via an enterprise security review process, see MD&A - Enterprise Risk Management, Insurance Risk Management, Reinsurance as a Risk Management Strategy.
As of March 31, 2015, the Company had no exposures to any credit concentration risk of a single issuer or counterparty greater than 10% of the Company’s stockholders’ equity, other than the U.S. government. For further discussion of concentration of credit risk, see the Concentration of Credit Risk section in Note 5 - Investments and Derivative Instruments of Notes to Consolidated Financial Statements in The Hartford’s 2014 Form 10-K Annual Report.

Derivative Instruments
The Company utilizes a variety of over-the-counter ("OTC"), OTC-cleared and exchange-traded derivative instruments as a part of its overall risk management strategy, as well as to enter into replication transactions. Derivative instruments are used to manage risk associated with interest rate, equity market, commodity market, credit spread, issuer default, price, and currency exchange rate risk or volatility. Replication transactions are used as an economical means to synthetically replicate the characteristics and performance of assets that are permissible investments under the Company’s investment policies. For further information on the Company’s use of derivatives, see Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
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
For the Company’s derivative programs, the maximum uncollateralized threshold for a derivative counterparty for a single legal entity is $10. The Company currently transacts OTC derivatives in five legal entities that have a threshold greater than zero; and therefore the maximum combined threshold for a single counterparty across all legal entities that use derivatives is $50. In addition, the Company may have exposure to multiple counterparties in a single corporate family due to a common credit support provider. As of March 31, 2015, the maximum combined threshold for all counterparties under a single credit support provider across all legal entities that use derivatives is $100. Based on the contractual terms of the collateral agreements, these thresholds may be immediately reduced due to a downgrade in either party’s credit rating. For further discussion, see the Derivative Commitments section of Note 8 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
For the three months ended March 31, 2015, the Company has incurred no losses on derivative instruments due to counterparty default.
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
Investment Portfolio Risks and Risk Management
Investment Portfolio Composition
The following table presents the Company’s fixed maturities, AFS, by credit quality. The following average credit ratings referenced throughout this section are based on availability and are the midpoint of the applicable ratings among Moody’s, S&P, Fitch and Morningstar. If no rating is available from a rating agency, then an internally developed rating is used.

Fixed Maturities by Credit Quality
	March 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
United States Government/Government agencies	$7,682	$8,214	13.6%	$7,135	$7,596	12.8%
AAA	7,776	8,100	13.4%	6,963	7,251	12.2%
AA	9,206	10,020	16.5%	9,258	10,056	16.9%
A	15,350	16,973	28.0%	15,250	16,717	28.2%
BBB	12,877	13,946	23.0%	13,464	14,397	24.2%
BB & below	3,213	3,302	5.5%	3,292	3,367	5.7%
Total fixed maturities, AFS	$56,104	$60,555	100%	$55,362	$59,384	100%
The value of securities in the AAA and A categories increased as compared to December 31, 2014, primarily due to purchases, as well as credit upgrades to certain collateralized loan obligations ("CLOs"), securities backed by states, municipalities and political subdivisions ("municipal bonds"), and investment grade corporate issuers. In addition, the value of securities in the BBB category has declined, primarily due to sales of securities in the energy and financial services sectors. Fixed maturities, FVO, are not included in the preceding table. For further discussion on FVO securities, see Note 4 - Fair Value Measurements of Notes to Condensed Consolidated Financial Statements.

The following table presents the Company’s AFS securities by type, as well as fixed maturities and equity, FVO.

Securities by Type
	March 31, 2015					December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total Fair Value
ABS
Consumer loans	$2,397	$16	$(27)	$2,386	3.9%	$2,052	$14	$(28)	$2,038	3.4%
Small business	159	15	(7)	167	0.3%	166	14	(8)	172	0.3%
Other	441	10	—	451	0.7%	252	11	(1)	262	0.4%
Collateralized debt obligations ("CDOs")
CLOs	2,404	7	(14)	2,397	4.0%	2,279	4	(17)	2,266	3.8%
Commercial real estate ("CREs")	104	82	(7)	179	0.3%	114	88	(9)	193	0.3%
Other [1]	383	26	(1)	406	0.7%	383	6	(10)	382	0.6%
Commercial mortgage-backed securities ("CMBS")
Agency backed [2]	1,174	56	—	1,230	2.0%	1,136	45	(1)	1,180	2.0%
Bonds	2,689	142	(3)	2,828	4.7%	2,594	126	(4)	2,716	4.6%
Interest only (“IOs”)	582	25	(13)	594	1.0%	505	25	(11)	519	0.9%
Corporate
Basic industry	1,447	110	(9)	1,548	2.6%	1,673	105	(22)	1,756	3.0%
Capital goods	1,778	186	(4)	1,960	3.2%	1,880	192	(4)	2,068	3.5%
Consumer cyclical	1,731	149	(5)	1,875	3.1%	1,647	128	(8)	1,767	3.0%
Consumer non-cyclical	3,526	341	(3)	3,864	6.4%	3,473	335	(5)	3,803	6.4%
Energy	2,643	267	(31)	2,879	4.8%	3,092	252	(49)	3,295	5.5%
Financial services	5,297	427	(67)	5,657	9.3%	4,942	405	(94)	5,253	8.8%
Tech./comm.	3,207	416	(4)	3,619	6.0%	3,150	370	(12)	3,508	5.9%
Transportation	888	87	(2)	973	1.6%	891	82	(4)	969	1.6%
Utilities	4,045	556	(12)	4,589	7.6%	4,278	496	(13)	4,761	8.0%
Other	136	19	—	155	0.3%	162	17	—	179	0.3%
Foreign govt./govt. agencies	1,310	69	(14)	1,365	2.3%	1,592	73	(29)	1,636	2.8%
Municipal bonds
Taxable	1,180	153	(1)	1,332	2.2%	1,135	135	(2)	1,268	2.1%
Tax-exempt	10,476	1,036	(2)	11,510	19.0%	10,600	1,006	(3)	11,603	19.5%
RMBS
Agency	2,364	108	(1)	2,471	4.1%	2,448	98	(2)	2,544	4.3%
Non-agency	78	3	—	81	0.1%	81	3	—	84	0.1%
Alt-A	107	1	—	108	0.2%	55	1	—	56	0.1%
Sub-prime	1,414	20	(16)	1,418	2.3%	1,231	20	(17)	1,234	2.1%
U.S. Treasuries	4,144	371	(2)	4,513	7.5%	3,551	326	(5)	3,872	6.5%
Fixed maturities, AFS	56,104	4,698	(245)	60,555	100%	55,362	4,377	(358)	59,384	100%
Equity securities
Financial services	129	13	—	142	19.0%	149	13	—	162	23.2%
Other	597	35	(28)	604	81.0%	527	37	(27)	537	76.8%
Equity securities, AFS	726	48	(28)	746	100%	676	50	(27)	699	100%
Total AFS securities	$56,830	$4,746	$(273)	$61,301		$56,038	$4,427	$(385)	$60,083
Fixed maturities, FVO				$520					$488
Equity, FVO [3]				$402					$348

[1]	Gross unrealized gains (losses) exclude the fair value of bifurcated embedded derivative features of certain securities. Changes in value are recorded in net realized capital gains (losses).

[2]	Includes securities with pools of loans issued by the Small Business Administration which are backed by the full faith and credit of the U.S. government.

[3]	Included in equity securities, AFS on the Condensed Consolidated Balance Sheets.

The increase in the fair value of AFS and FVO securities as compared to December 31, 2014 is primarily attributable to higher valuations as a result of a decrease in long term interest rates and the reinvestment of short-term assets into fixed maturities. The increase also reflects the purchase of U.S. Treasuries with the proceeds received from repurchase agreements; for further information on repurchase agreements refer to Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.
Energy Exposure
Market values of securities in the energy sector have continued to experience volatility in the first quarter of 2015. After experiencing a steep decline in prices in the second half of 2014, price continued their decline in 2015. West Texas Intermediate ("WTI") crude oil is the benchmark for oil prices in the United States. Prices for WTI futures contracts for one month forward delivery have declined 9%, from a price of $53 a barrel as of December 31, 2014, to $48 a barrel as of March 31, 2015, and have declined 56% from a June 2014 high of $108 a barrel. The drop in oil prices is primarily due to an a continued supply imbalance, lower than expected growth in global demand, and a stronger U.S. dollar. The speed and severity of the decline in oil prices has caused credit spreads to widen for corporate and sovereign issuers that generate a large portion of their revenues from oil. The impact was more pronounced on issuers with below investment grade credit. Ultimately, the impact on these issuers will be determined by the severity and duration of the decline in oil prices and the ability of the issuers to adjust their cost structure or find other sources of revenue.
The Company has limited direct exposure within its investment portfolio to the energy sector, totaling only 4% of total invested assets as of March 31, 2015, and is primarily comprised of corporate debt. As a result of the continued decline in prices, the Company reduced the amortized cost of its exposure to the energy sector in the first quarter by $588. The Company's energy sector investments as of March 31, 2015 are primarily comprised of investment grade securities and the exposure is diversified by issuer and in different sub-sectors of the energy market. The following table summarizes the Company's exposure to the energy sector by sector and credit quality.

	March 31, 2015
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$2,419	$2,692	$206	$206	$2,625	$2,898
Below investment grade	287	262	19	18	306	280
Equity, AFS	19	18	—	—	19	18
Total energy exposure	$2,725	$2,972	$225	$224	$2,950	$3,196

	December 31, 2014
	Corporate & Equity Securities [1]		Foreign govt./govt. agencies [1][2]		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment grade	$2,923	$3,162	$268	$266	$3,191	$3,428
Below investment grade	288	266	36	32	324	298
Equity, AFS	23	21	—	—	23	21
Total energy exposure	$3,234	$3,449	$304	$298	$3,538	$3,747

[1]
Included in fixed maturities, AFS and FVO, equity, AFS and short-term investments on the Condensed Consolidated Balance Sheets. Excludes equity securities, FVO with cost and fair value of $45 and $45, respectively, as of December 31, 2014, that are hedged with total return swaps. The Company did not hold any equity securities, FVO as of March 31, 2015.

[2]	Includes sovereigns for which oil exports are greater than 4% of gross domestic product.
The Company manages the credit risk associated with the energy sector within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis. The Company considers alternate scenarios including oil prices remaining at low levels for an extended period and/or declining significantly below current levels. For additional details regarding the Company’s management of credit risks, see the Credit Risk Section of this MD&A. The Company has evaluated all available-for-sale securities for potential OTTI as of March 31, 2015 and December 31, 2014 and concluded that for the securities in an unrealized loss position, it is more likely than not that we will recover our entire amortized cost basis in the securities. In addition, the Company does not currently have the intent-to-sell, nor will we be required to sell, the securities in an unrealized loss position. For additional details regarding the Company’s impairment process, see the Other-Than-Temporary Impairments Section of this MD&A.

Emerging Market Exposure
Emerging market securities have been negatively impacted by lower European interest rates, increased political tension in eastern Europe, softer-than-expected economic growth, as well as trade and budget deficits, raising the potential for destabilizing capital outflows and rapid currency depreciation, causing bondholders to demand a higher yield which caused the fair value of securities held to decline. As mentioned in the preceding discussion, the decline in oil prices that has continued into 2015 has put added strain on certain emerging markets that rely on revenues derived from the energy sector. As a result of these factors, credit spreads for certain emerging market securities have been volatile and we expect continued sensitivity to geopolitical events, the ongoing evolution of Fed policy and other economic factors, including contagion risk.
The Company has limited direct exposure within its investment portfolio to emerging market issuers, totaling only 2% of total invested assets as of March 31, 2015, and is primarily comprised of sovereign and corporate debt issued in U.S. dollars. The Company identifies exposures with the issuers’ ultimate parent country of domicile, which may not be the country of the security issuer. The following table presents the Company’s exposure to securities within certain emerging markets currently under the greatest stress, defined as countries that had a sovereign S&P credit rating of B- or below; or countries that have had a current account deficit and have an average inflation level greater than 5% for the past six months, as of either March 31, 2015 or December 31, 2014.

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Argentina	$2	$2	$2	$2
Brazil	33	30	123	120
India	27	26	37	37
Indonesia	66	67	82	80
Kazakhstan	51	46	79	73
Lebanon	21	21	29	29
South Africa	53	53	54	53
Turkey	48	48	65	67
Ukraine	1	1	3	3
Uruguay	17	18	16	17
Venezuela	2	2	4	2
Other	80	81	97	96
Total [1]	$401	$395	$591	$579

[1]
Includes an amortized cost and fair value of $207 and $196, respectively, as of March 31, 2015 and an amortized cost and fair value of $137 and $131, respectively, as of December 31, 2014 included in the exposure to the preceding energy sector table.

The Company manages the credit risk associated with emerging market securities within the investment portfolio on an on-going basis using macroeconomic analysis and issuer credit analysis subject to diversification and individual credit risk management limits. For additional details regarding the Company’s management of credit risk, see the Credit Risk section of this MD&A.
Due to the continued decline in oil prices, the Company significantly reduced its exposure during the first quarter of 2015 to countries that rely on the energy sector as a main source of their GDP, such as Brazil. In addition, the Company has reduced its exposure to the Russian Federation due to the political tension in the country.
Financial Services
The Company’s exposure to the financial services sector is predominantly through investment grade banking and insurance institutions. The following table presents the Company’s fixed maturity, AFS and equity, AFS securities in the financial services sector that are included in the preceding Securities by Type table.

	March 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Net Unrealized Gain/(Loss)
AAA	$52	$54	$2	$31	$34	$3
AA	494	528	34	401	436	35
A	3,019	3,234	215	2,610	2,804	194
BBB	1,550	1,641	91	1,681	1,734	53
BB & below	311	342	31	368	407	39
Total	$5,426	$5,799	$373	$5,091	$5,415	$324
The Company's exposure to the financial services sector increased as compared to December 31, 2014 due to purchases of investment grade corporate securities, as well as an increase in valuations as a result of lower interest rates.
Commercial Real Estate
Commercial real estate market fundamentals, including property prices, financial conditions, transaction volume, and delinquencies, continue to improve. In addition, the availability of credit has increased and there is now less concern about the ability of borrowers to refinance as loans come due. The following table presents the Company’s exposure to CMBS bonds by current credit quality and vintage year, included in the preceding Securities by Type table. Credit protection represents the current weighted average percentage of the outstanding capital structure subordinated to the Company’s investment holding that is available to absorb losses before the security incurs the first dollar loss of principal and excludes any equity interest or property value in excess of outstanding debt.
CMBS – Bonds [1]

March 31, 2015
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$14	$15	$53	$61	$—	$—	$—	$—	$15	$19	$82	$95
2005	120	133	64	66	116	117	63	64	25	25	388	405
2006	285	295	108	114	120	126	63	65	22	23	598	623
2007	225	235	156	168	78	83	16	16	71	72	546	574
2008	40	43	—	—	—	—	—	—	—	—	40	43
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	62	—	—	—	—	6	6	—	—	62	68
2012	40	42	—	—	18	19	30	30	—	—	88	91
2013	16	17	95	102	74	81	10	11	1	1	196	212
2014	350	369	66	69	59	61	6	6	2	2	483	507
2015	87	88	58	58	32	33	—	—	—	—	177	179
Total	$1,262	$1,330	$600	$638	$497	$520	$194	$198	$136	$142	$2,689	$2,828
Credit protection	32.5%		26.1%		22.5%		17.9%		23.0%		27.7%

December 31, 2014
	AAA		AA		A		BBB		BB and Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2004 & Prior	$13	$13	$58	$64	$7	$7	$—	$—	$15	$20	$93	$104
2005	175	188	78	80	99	101	83	84	46	46	481	499
2006	287	300	108	115	121	127	63	66	22	23	601	631
2007	211	221	169	182	78	82	31	31	72	73	561	589
2008	40	43	—	—	—	—	—	—	—	—	40	43
2009	11	11	—	—	—	—	—	—	—	—	11	11
2010	18	20	—	—	—	—	—	—	—	—	18	20
2011	56	62	—	—	—	—	6	6	—	—	62	68
2012	40	41	—	—	14	14	12	12	—	—	66	67
2013	16	16	95	99	71	76	12	13	—	—	194	204
2014	350	360	64	66	53	54	—	—	—	—	467	480
Total	$1,217	$1,275	$572	$606	$443	$461	$207	$212	$155	$162	$2,594	$2,716
Credit protection	33.0%		25.7%		20.2%		19.5%		18.0%		27.2%

[1]	The vintage year represents the year the pool of loans was originated.
The Company also has exposure to CRE CDOs with an amortized cost and fair value of $104 and $179, respectively, as of March 31, 2015, and $114 and $193 respectively, as of December 31, 2014. These securities are comprised of diversified pools of commercial mortgage loans or equity positions of other CMBS securitizations. We continue to monitor these investments as economic and market uncertainties regarding future performance impact market liquidity and security premiums.
In addition to CMBS bonds and CRE CDOs, the Company has exposure to commercial mortgage loans as presented in the following table. These loans are collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type. These loans are primarily in the form of whole loans, where the Company is the sole lender, or may include participations. Loan participations are loans where the Company has purchased or retained a portion of an outstanding loan or package of loans and participates on a pro-rata basis in collecting interest and principal pursuant to the terms of the participation agreement. In general, A-Note participations have senior payment priority, followed by B-Note participations and then mezzanine loan participations. As of March 31, 2015, loans within the Company’s mortgage loan portfolio that have had extensions or restructurings, other than what is allowable under the original terms of the contract, are immaterial.
Commercial Mortgage Loans

	March 31, 2015			December 31, 2014
	Amortized Cost [1]	Valuation Allowance	Carrying Value	Amortized Cost [1]	Valuation Allowance	Carrying Value
Agricultural	$51	$(5)	$46	$51	$(5)	$46
Whole loans	5,477	(16)	5,461	5,333	(13)	5,320
A-Note participations	154	—	154	154	—	154
B-Note participations	17	—	17	17	—	17
Mezzanine loans	19	—	19	19	—	19
Total	$5,718	$(21)	$5,697	$5,574	$(18)	$5,556

[1]	Amortized cost represents carrying value prior to valuation allowances, if any.
Since December 31, 2014, the Company funded $248 of commercial whole loans with a weighted average loan-to-value (“LTV”) ratio of 66% and a weighted average yield of 3.76%. The Company continues to originate commercial whole loans within primary markets, such as office, industrial and multi-family, focusing on loans with strong LTV ratios and high quality property collateral. There were no mortgage loans held for sale as of March 31, 2015 or December 31, 2014.

Municipal Bonds
The following table summarizes the amortized cost, fair value, and weighted average credit quality of the Company's available-for-sale investments in municipal bonds.

	March 31, 2015			December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Credit Quality	Amortized Cost	Fair Value	Weighted Average Credit Quality
General Obligation	$2,254	$2,476	AA	$2,259	$2,480	AA
Pre-Refunded [1]	752	791	AAA	716	748	AAA
Revenue
Transportation	1,503	1,696	A+	1,599	1,781	A+
Health Care	1,475	1,628	AA-	1,412	1,560	AA-
Water & Sewer	1,200	1,309	AA	1,204	1,308	AA
Education	1,127	1,247	AA	1,115	1,232	AA
Sales Tax	867	977	AA-	916	1,020	AA-
Leasing [2]	778	867	A+	772	858	AA-
Power	745	822	A+	739	814	A+
Housing	125	130	AA	148	153	AA
Other	830	899	AA-	855	917	AA-
Total Revenue	8,650	9,575	AA-	8,760	9,643	AA-
Total Municipal	$11,656	$12,842	AA-	$11,735	$12,871	AA-

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

As of March 31, 2015 and December 31, 2014, the largest issuer concentrations were the states of Illinois, California and Massachusetts, which each comprised less than 3% of the municipal bond portfolio and were primarily comprised of general obligation and taxable bonds.
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

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Hedge funds	$1,160	39.7%	$1,187	40.3%
Mortgage and real estate funds	549	18.8%	561	19.1%
Mezzanine debt funds	58	2.0%	61	2.1%
Private equity and other funds	1,156	39.5%	1,133	38.5%
Total	$2,923	100%	$2,942	100%
Available-for-Sale Securities — Unrealized Loss Aging
The total gross unrealized losses were $273 as of March 31, 2015, and have decreased $112, or 29%, from December 31, 2014 due to decreases in interest rates. As of March 31, 2015, $218 of the gross unrealized losses were associated with securities depressed less than 20% of cost or amortized cost.

The remaining $55 of gross unrealized losses were associated with securities depressed greater than 20%. The securities depressed more than 20% are corporate securities within the energy sector, as well as securities with exposure to commercial real estate that have market spreads that continue to be wider than the spreads at the securities' respective purchase dates. Unrealized losses on corporate debt securities in the energy sector are primarily the result of the recent decline in oil prices previously discussed; see Exposure to the Energy Sector in the Investment Portfolio Risks and Risk Management section of this MD&A. Unrealized losses on securities with exposure to commercial real estate are largely due to the continued market and economic uncertainties surrounding the performance of certain structures or vintages. Based upon the Company’s cash flow modeling and current market and collateral performance assumptions, these securities with exposure to commercial real estate have sufficient credit protection levels to receive contractually obligated principal and interest payments.
As part of the Company’s ongoing security monitoring process, the Company has reviewed its AFS securities in an unrealized loss position and concluded that these securities are temporarily depressed and are expected to recover in value as the securities approach maturity or as market spreads tighten. For these securities in an unrealized loss position where a credit impairment has not been recorded, the Company’s best estimate of expected future cash flows are sufficient to recover the amortized cost basis of the security. Furthermore, the Company neither has an intention to sell nor does it expect to be required to sell these securities. For further information regarding the Company’s impairment analysis, see Other-Than-Temporary Impairments in the Investment Portfolio Risks and Risk Management section of this MD&A.
The following table presents the Company’s unrealized loss aging for AFS securities by length of time the security was in a continuous unrealized loss position:

	March 31, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	1,103	$3,177	$3,138	$(39)	1,412	$4,014	$3,963	$(51)
Greater than three to six months	497	978	957	(21)	643	1,739	1,665	(74)
Greater than six to nine months	406	851	820	(31)	220	417	404	(13)
Greater than nine to eleven months	149	222	217	(5)	102	148	142	(6)
Twelve months or more	585	3,257	3,078	(177)	688	4,667	4,429	(241)
Total	2,740	$8,485	$8,210	$(273)	3,065	$10,985	$10,603	$(385)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivative features of certain securities as changes in value are recorded in net realized capital gains (losses).
The following tables present the Company’s unrealized loss aging for AFS securities continuously depressed over 20% by length of time (included in the preceding table):

	March 31, 2015				December 31, 2014
Consecutive Months	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]	Items	Cost or Amortized Cost	Fair Value	Unrealized Loss [1]
Three months or less	103	$122	$93	$(29)	137	$152	$113	$(39)
Greater than three to six months	73	40	28	(12)	39	17	11	(6)
Greater than six to nine months	23	5	3	(2)	11	4	1	(3)
Greater than nine to eleven months	9	2	1	(1)	9	1	—	(1)
Twelve months or more	50	27	16	(11)	49	31	19	(12)
Total	258	$196	$141	$(55)	245	$205	$144	$(61)

[1]	Unrealized losses exclude the fair value of bifurcated embedded derivatives features of certain securities as changes in value are recorded in net realized capital gains (losses).

Other-Than-Temporary Impairments
The following table presents the Company’s impairments recognized in earnings by security type:

	Three Months Ended March 31,
	2015	2014
CRE CDOs	$1	$—
Corporate	5	18
Equity	1	2
RMBS
Agency	—	2
Sub-prime	1	—
Foreign government	4	—
Total	$12	$22
Three months ended March 31, 2015
For the three months ended March 31, 2015, impairments recognized in earnings were comprised of securities the Company intends to sell of $9 and credit impairments of $3.
Impairments for the the three months ended March 31, 2015 were primarily impairments on securities the Company has made the decision to sell. Credit impairments for the three months ended March 31, 2015 were primarily identified through security specific reviews and resulted from changes in the financial condition and near term prospects of certain issuers. The Company incorporates its best estimate of future performance using internal assumptions and judgments that are informed by economic and industry specific trends, as well as our expectations with respect to security specific developments.
There were no material non-credit impairments recognized in other comprehensive income for the three months ended March 31, 2015. These non-credit impairments represent the difference between fair value and the Company’s best estimate of expected future cash flows discounted at the security’s effective yield prior to impairment, rather than at current market implied credit spreads. These non-credit impairments primarily represent increases in market liquidity premiums and credit spread widening that occurred after the securities were purchased, as well as a discount for variable-rate coupons which are paying less than at purchase date. In general, larger liquidity premiums and wider credit spreads are the result of deterioration of the underlying collateral performance of the securities, as well as the risk premium required to reflect future uncertainty in the real estate market.
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
Three months ended March 31, 2014
For the three months ended March 31, 2014, impairments recognized in earnings were comprised of credit impairments of $18, securities that the Company intends to sell of $2 , impairments on equity securities of $2. Credit impairments for the three months ended March 31, 2014, were primarily concentrated in private placements and corporate securities.

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
As of March 31, 2015, HFSG Holding Company held fixed maturities, short-term investments and cash of $2.0 billion. Expected liquidity requirements of the HFSG Holding Company for the next twelve months include payment of 7.3% senior notes of $167 at maturity, interest payments on debt of approximately $350 and common stockholder dividends, subject to the discretion of the Board of Directors, of approximately $300.
The Hartford has an intercompany liquidity agreement that allows for short-term advances of funds among the HFSG Holding Company and certain affiliates of up to $2.0 billion for liquidity and other general corporate purposes. The Connecticut Insurance Department ("CTDOI") granted approval for certain affiliated insurance companies that are parties to the agreement to treat receivables from a parent, including the HFSG Holding Company, as admitted assets for statutory accounting purposes. As of March 31, 2015, there were no amounts outstanding with the HFSG holding company.
Equity
The Company's total authorization for equity repurchases is $2.775 billion for the period January 1, 2014 through December 31, 2015, with $729 remaining as of March 31, 2015.
During the three months ended March 31, 2015, the Company repurchased 6.1 million common shares for $250. During the period April 1, 2015 to April 22, 2015, the Company repurchased 1.5 million common shares for $65.
Debt
On April 24, 2015 the Company announced that it will redeem for cash the entire $296 aggregate principal amount outstanding of 4.000% senior notes due October 15, 2017 (the "2017 Notes") on May 27, 2015. The 2017 Notes will be redeemed at an estimated redemption price of approximately $320 including a make-whole premium and any interest accrued and unpaid to the redemption date. The Company expects to use cash on hand to finance the redemption.
Under the debt capital management program, the Company expects to use the remaining authorization of approximately $180 for other debt repayment actions during 2015. Any repurchase of debt under the capital management program is dependent on market conditions.
Intercompany liquidity agreements
On January 29, 2015 Hartford Insurance Company of the Midwest, an indirect wholly-owned subsidiary of the Company, issued a Revolving Note (the "Note") in the principal amount of $58 to Hartford Fire Insurance Company, a subsidiary of the Company, under the intercompany liquidity agreement. The Note matured on March 31, 2015.
Dividends
On February 26, 2015, The Hartford’s Board of Directors declared a quarterly dividend of $0.18 per common share payable on April 1, 2015 to common shareholders of record as of March 9, 2015. There are no current restrictions on the HFSG Holding Company's ability to pay dividends to its shareholders. For a discussion of restrictions on dividends to the HFSG Holding Company from its insurance subsidiaries, see the following "Dividends from Insurance Subsidiaries" discussion. For a discussion of potential restrictions on the HFSG Holding Company's ability to pay dividends, see the risk factor "Our ability to declare and pay dividends is subject to limitations" in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Pension Plans and Other Postretirement Benefits
While the Company has significant discretion in making voluntary contributions to the U. S. qualified defined benefit pension plan, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, the Worker, Retiree, and Employer Recovery Act of 2008, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the Moving Ahead for Progress in the 21st Century Act of 2012 (MAP-21), and Internal Revenue Code regulations mandate minimum contributions in certain circumstances. The Company does not have a 2015 required minimum funding contribution for the U.S. qualified defined benefit pension plan and the funding requirements for all pension plans are expected to be immaterial. The Company has not determined whether, and to what extent, contributions may be made to the U.S. qualified defined benefit pension plan in 2015. The Company will monitor the funded status of the U.S. qualified defined benefit pension plan during 2015 to make this determination.
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
As a result of an extraordinary dividend received in July 2014, Hartford Fire has no remaining ordinary dividend capacity for the twelve months following. As such, the Company does not anticipate taking any dividends from Hartford Fire until the third quarter of 2015. At such time, the Company’s property-casualty insurance subsidiaries are permitted to pay up to a maximum of approximately $1.5 billion in dividends to HFSG Holding Company without prior approval from the applicable insurance commissioner. In 2015, HFSG Holding Company anticipates receiving approximately $600 in dividends from its property-casualty insurance subsidiaries, net of any dividends paid by its property-casualty subsidiaries to fund interest payments on an intercompany note between HHI and Hartford Fire Insurance Company.
On January 30, 2015 HLA paid an extraordinary dividend of $100 based on approval received from the CTDOI. On March 30, 2015, HLA paid an ordinary dividend of $25 leaving approximately $130 of ordinary dividend capacity available for the remainder of 2015. HFSG Holding Company anticipates receiving an additional $75 of dividends from HLA during 2015.
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

Contingent Capital Facility
The Hartford is party to a put option agreement that provides The Hartford with the right to require the Glen Meadow ABC Trust, a Delaware statutory trust, at any time and from time to time, to purchase The Hartford’s junior subordinated notes in a maximum aggregate principal amount not to exceed $500. Under the Put Option Agreement, The Hartford will pay the Glen Meadow ABC Trust premiums on a periodic basis, calculated with respect to the aggregate principal amount of Notes that The Hartford had the right to put to the Glen Meadow ABC Trust for such period. The Hartford has agreed to reimburse the Glen Meadow ABC Trust for certain fees and ordinary expenses. The Company holds a variable interest in the Glen Meadow ABC Trust where the Company is not the primary beneficiary. As a result, the Company did not consolidate the Glen Meadow ABC Trust. As of March 31, 2015, The Hartford has not exercised its right to require Glen Meadow ABC Trust to purchase the Notes. As a result, the Notes remain a source of capital for the HFSG Holding Company.
Commercial Paper and Revolving Credit Facility
Commercial Paper
The Hartford has as agreement with a dealer under a commercial paper program. While The Hartford’s maximum borrowings available under its commercial paper program are $1.0 billion, the Company is dependent upon market conditions to access short-term financing through the issuance of commercial paper to investors. As of March 31, 2015 there is no commercial paper outstanding.
Revolving Credit Facilities
The Company has a senior unsecured five-year revolving credit facility (the “Credit Facility”) that provides for borrowing capacity up to $1.0 billion of unsecured credit through October 31, 2019 available in U.S. dollars, Euro, Sterling, Canadian dollars and Japanese Yen. As of March 31, 2015, there were no borrowings outstanding under the Credit Facility. As of March 31, 2015, the Company was in compliance with all financial covenants under the Credit Facility.
Derivative Commitments
Certain of the Company’s derivative agreements contain provisions that are tied to the financial strength ratings of the individual legal entity that entered into the derivative agreement as set by nationally recognized statistical rating agencies. If the legal entity’s financial strength were to fall below certain ratings, the counterparties to the derivative agreements could demand immediate and ongoing full collateralization and in certain instances demand immediate settlement of all outstanding derivative positions traded under each impacted bilateral agreement. The settlement amount is determined by netting the derivative positions transacted under each agreement. If the termination rights were to be exercised by the counterparties, it could impact the legal entity’s ability to conduct hedging activities by increasing the associated costs and decreasing the willingness of counterparties to transact with the legal entity. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position as of March 31, 2015 is $1.1 billion. Of this $1.1 billion the legal entities have posted collateral of $1.3 billion in the normal course of business. In addition, the Company has posted collateral of $39 associated with a customized GMWB derivative. Based on derivative market values as of March 31, 2015 a downgrade of one level below the current financial strength ratings by either Moody’s or S&P could require approximately an additional $1 to be posted as collateral. Based on derivative market values as of March 31, 2015 a downgrade by either Moody’s or S&P of two levels below the legal entities’ current financial strength ratings could require approximately an additional $8 of assets to be posted as collateral. These collateral amounts could change as derivative market values change, as a result of changes in our hedging activities or to the extent changes in contractual terms are negotiated. The nature of the collateral that we would post, if required, would be primarily in the form of U.S. Treasury bills, U.S. Treasury notes and government agency securities.
As of March 31, 2015, the aggregate notional amount and fair value of derivative relationships that could be subject to immediate termination in the event of rating agency downgrades to either BBB+ or Baa1 was $360 and $10, respectively.
Insurance Operations
Current and expected patterns of claim frequency and severity or surrenders may change from period to period but continue to be within historical norms and, therefore, the Company’s insurance operations’ current liquidity position is considered to be sufficient to meet anticipated demands over the next twelve months, including any obligations related to the Company’s restructuring activities. For a discussion and tabular presentation of the Company’s current contractual obligations by period, refer to Off-Balance Sheet Arrangements and Aggregate Contractual Obligations within the Capital Resources and Liquidity section of the MD&A included in The Hartford’s 2014 Form 10-K Annual Report.
The principal sources of operating funds are premiums, fees earned from assets under management and investment income, while investing cash flows originate from maturities and sales of invested assets. The primary uses of funds are to pay claims, claim adjustment expenses, commissions and other underwriting expenses, taxes to purchase new investments and to make dividend payments to the HFSG Holding Company.
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
As of March 31, 2015 Property & Casualty Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$25,655
Short-term investments	871
Cash	184
Less: Derivative collateral	173
Total	$26,537
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
As of March 31, 2015 Life Operations’ fixed maturities, short-term investments, and cash are summarized as follows:

Fixed maturities	$34,230
Short-term investments	1,925
Cash	315
Less: Derivative collateral	1,436
Total	$35,034
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
HLIC, an indirect wholly-owned subsidiary, became a member of the Federal Home Loan Bank of Boston (“FHLBB”) in May 2011. Membership allows HLIC access to collateralized advances, which may be used to support various spread-based businesses and enhance liquidity management. The Connecticut Department of Insurance (“CTDOI”) will permit HLIC to pledge up to $1.39 billion in qualifying assets to secure FHLBB advances for 2015. The amount of advances that can be taken are dependent on the asset types pledged to secure the advances. The pledge limit is recalculated annually based on statutory admitted assets and capital and surplus. HLIC would need to seek the prior approval of the CTDOI if there were a desire to exceed these limits. As of March 31, 2015, HLIC had no advances outstanding under the FHLBB facility.

As of
Contractholder Obligations	March 31, 2015
Total Life contractholder obligations	$187,747
Less: Separate account assets [1]	135,803
General account contractholder obligations	$51,944
Composition of General Account Contractholder Obligations
Contracts without a surrender provision and/or fixed payout dates [2]	$22,252
U.S. Fixed MVA annuities and Other [3]	8,666
Guaranteed investment contracts (“GIC”) [4]	26
Other [5]	21,000
General account contractholder obligations	$51,944

[1]
In the event customers elect to surrender separate account assets or international statutory separate accounts, Life Operations will use the proceeds from the sale of the assets to fund the surrender, and Life Operations’ liquidity position will not be impacted. In many instances Life Operations will receive a percentage of the surrender amount as compensation for early surrender (surrender charge), increasing Life Operations’ liquidity position. In addition, a surrender of variable annuity separate account or general account assets (see the following) will decrease Life Operations’ obligation for payments on guaranteed living and death benefits.

[2]
Relates to contracts such as payout annuities or institutional notes, other than guaranteed investment products with an MVA feature (discussed below) or surrenders of term life, group benefit contracts or death and living benefit reserves for which surrenders will have no current effect on Life Operations’ liquidity requirements.

[3]
Relates to annuities that are recorded in the general account (under U.S. GAAP as the contractholders are subject to the Company's credit risk, although these annuities are held in a statutory separate account. In the statutory separate account, Life Operations is required to maintain invested assets with a fair value greater than or equal to the MVA surrender value of the Fixed MVA contract. In the event assets decline in value at a greater rate than the MVA surrender value of the Fixed MVA contract, Life Operations is required to contribute additional capital to the statutory separate account. Life Operations will fund these required contributions with operating cash flows or short-term investments. In the event that operating cash flows or short-term investments are not sufficient to fund required contributions, the Company may have to sell other invested assets at a loss, potentially resulting in a decrease in statutory surplus. As the fair value of invested assets in the statutory separate account are generally equal to the MVA surrender value of the Fixed MVA contract, surrender of Fixed MVA annuities will have an insignificant impact on the liquidity requirements of Life Operations.

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

[5]
Surrenders of, or policy loans taken from, as applicable, these general account liabilities, which include the general account option for Life Operations' individual variable annuities and the variable life contracts of the former Individual Life business, the general account option for annuities of the former Retirement Plans business and universal life contracts sold by the former Individual Life business, may be funded through operating cash flows of Life Operations, available short-term investments, or Life Operations may be required to sell fixed maturity investments to fund the surrender payment. Sales of fixed maturity investments could result in the recognition of realized losses and insufficient proceeds to fully fund the surrender amount. In this circumstance, Life Operations may need to take other actions, including enforcing certain contract provisions which could restrict surrenders and/or slow or defer payouts. The Company has ceded reinsurance in connection with the sales of its Retirement Plans and Individual Life businesses in 2013 to MassMutual and Prudential, respectively. These reinsurance transactions do not extinguish the Company's primary liability on the insurance policies issued under these businesses.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
There have been no material changes to the Company’s aggregate contractual obligations since the filing of the Company’s 2014 Form 10-K Annual Report. There have been no material changes to the Company's off-balance sheet arrangements since the filing of the Company’s 2014 Form 10-K Annual Report.
Capitalization
The capital structure of The Hartford as of March 31, 2015 and December 31, 2014 consisted of debt and stockholders’ equity, summarized as follows:

	March 31, 2015	December 31, 2014	Change
Short-term debt (includes current maturities of long-term debt)	$167	$456	(63)%
Long-term debt	5,653	5,653	—%
Total debt [1]	5,820	6,109	(5)%
Stockholders’ equity excluding accumulated other comprehensive income (loss), net of tax (“AOCI”)	17,927	17,792	1%
AOCI, net of tax	1,150	928	24%
Total stockholders’ equity	$19,077	$18,720	2%
Total capitalization including AOCI	$24,897	$24,829	—%
Debt to stockholders’ equity	31%	33%
Debt to capitalization	23%	25%

[1]	Total debt of the Company excludes $69 and $71 of consumer notes as of March 31, 2015 and December 31, 2014, respectively.
The Hartford’s total capitalization increased $68, or 0.3%, from December 31, 2014 to March 31, 2015 primarily due to an increase in AOCI, net of tax. AOCI, net of tax, increased from December 31, 2014 to March 31, 2015 primarily due to net unrealized capital gains from securities.
For additional information on AOCI, net of tax, and unrealized capital gains from securities, see Note 10 - Changes in and Reclassifications From Accumulated Other Comprehensive Income, and Note 5 - Investments and Derivative Instruments of Notes to Condensed Consolidated Financial Statements.

Cash Flows

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$447	$349
Net cash provided by investing activities	$295	$196
Net cash used for financing activities	$(619)	$(685)
Cash – end of period	$500	$1,285
Cash provided by operating activities increased in 2015 as compared to the prior year period primarily a result of a decrease in claims paid, partially offset by a decrease in cash received for other fees and considerations.
Cash provided by investing activities in 2015 primarily relates to net proceeds from short-term investments of $642, excluding proceeds reinvested in fixed maturities available-for-sale, partially offset by net payments for equity securities available-for-sale of $203. Cash provided by investing activities in 2014 primarily relates to net proceeds from available for sale securities of $451, partially offset by a decrease in the change in mortgage loans of $108.
Cash used for financing activities in 2015 consists primarily of $298 related to net withdrawals for investments and universal life products, repayment of debt of $289, and acquisition of treasury stock of $250, partially offset by $323 in proceeds from securities sold under repurchase agreements. Cash used for financing activities in 2014 consists primarily of $289 related to net activity for investments and universal life products, repayment of debt of $200, and acquisition of treasury stock of $300.
Operating cash flows for the three months ended March 31, 2015 and 2014 have been adequate to meet liquidity requirements.
Equity Markets
For a discussion of the potential impact of the equity markets on capital and liquidity, see the Enterprise Risk Management section of the MD&A.
Ratings
Ratings are an important factor in establishing competitive position in the insurance marketplace and impact the Company’s ability to access financing and its cost of borrowing. There can be no assurance that the Company’s ratings will continue for any given period of time, or that they will not be changed. In the event the Company’s ratings are downgraded, the Company’s competitive position, ability to access financing, and its cost of borrowing, may be adversely impacted.
On April 17, 2014 Standard & Poor's ("S&P") raised its financial strength and counterparty credit rating on Hartford Fire Insurance Company to A+ from A.  At the same time, S&P upgraded the senior unsecured debt rating of HFSG Holding Company to BBB+ from BBB. S&P's outlook for all companies listed in this ratings action is stable.
On April 23, 2015 Moody's Investor Service (Moody's) raised its financial strength ratings of Hartford Fire Insurance Company from A2 to A1, and Hartford Life and Accident Insurance Company from A3 to A2. Moody's also raised the debt ratings of HFSG Holding Company senior debt from Baa3 to Baa2 and commercial paper from P-3 to P-2, and affirmed the financial strength ratings of Hartford Life Insurance Company and Hartford Life and Annuity Insurance Company at Baa2. Moody's outlook for all companies listed in this ratings action is stable.
The following table summarizes The Hartford’s significant member companies’ financial strength ratings from the major independent rating organizations as of April 23, 2015.

Insurance Financial Strength Ratings:	A.M. Best	Standard & Poor’s	Moody’s
Hartford Fire Insurance Company	A	A+	A1
Hartford Life and Accident Insurance Company	A	A	A2
Hartford Life Insurance Company	A-	BBB+	Baa2
Hartford Life and Annuity Insurance Company	A-	BBB+	Baa2
Other Ratings:
The Hartford Financial Services Group, Inc.:
Senior debt	bbb+	BBB+	Baa2
Commercial paper	AMB-2	A-2	P-2

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
Statutory Surplus
The following table sets forth statutory surplus for the Company’s insurance companies as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
U.S. life insurance subsidiaries	$6,602	$7,157
Property & Casualty insurance subsidiaries	8,447	8,069
Total	$15,049	$15,226
Statutory capital and surplus for the U.S. life insurance subsidiaries decreased by $555, primarily due to dividends and returns of capital of $625 and decreases in admitted deferred income tax of $178, partially offset by variable annuity surplus impacts of $143.
Statutory capital and surplus for property and casualty increased by $378, primarily due to statutory net income of $388.
Contingencies
Legal Proceedings – For a discussion regarding contingencies related to The Hartford’s legal proceedings, please see the information contained under “Litigation” in Note 8 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1 Legal Proceedings, which are incorporated herein by reference.
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
Social Security Disability Disability Insurance ("SSDI")

Uncertainty around the future of the SSDI program could impact the group disability market. Without changes to the federal funding of the SSDI program, the program is projected by its board to become insolvent in 2016. Since SSDI benefits are an offset to the benefits payable under group disability policies and workers compensation in certain states, any decrease in SSDI benefits, or changes in eligibility, could have an impact on the group disability and workers’ compensation markets, including reserve impacts and increases in the cost of benefits.

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
IMPACT OF NEW ACCOUNTING STANDARDS
For a discussion of accounting standards, see Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Consolidated Financial Statements included in The Hartford’s 2014 Form 10-K Annual Report and Note 1 - Basis of Presentation and Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in the Financial Risk Management section of Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have concluded that the Company’s disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of March 31, 2015.
Changes in internal control over financial reporting
There was no change in the Company's internal control over financial reporting that occurred during the Company's current fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Litigation
The Hartford is involved in claims litigation arising in the ordinary course of business, both as a liability insurer defending or providing indemnity for third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Hartford accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. Subject to the uncertainties in the following discussion under the caption “Asbestos and Environmental Claims,” management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, will not be material to the consolidated financial condition, results of operations or cash flows of The Hartford.
The Hartford is also involved in other kinds of legal actions, some of which assert claims for substantial amounts. These actions include, among others, and in addition to the matters in the following description, putative state and federal class actions seeking certification of a state or national class. Such putative class actions have alleged, for example, underpayment of claims or improper underwriting practices in connection with various kinds of insurance policies, such as personal and commercial automobile, property, disability, life and inland marine. The Hartford also is involved in individual actions in which punitive damages are sought, such as claims alleging bad faith in the handling of insurance claims or other allegedly unfair or improper business practices. Like many other insurers, The Hartford also has been joined in actions by asbestos plaintiffs asserting, among other things, that insurers had a duty to protect the public from the dangers of asbestos and that insurers committed unfair trade practices by asserting defenses on behalf of their policyholders in the underlying asbestos cases. Management expects that the ultimate liability, if any, with respect to such lawsuits, after consideration of provisions made for estimated losses, will not be material to the consolidated financial condition of The Hartford. Nonetheless, given the large or indeterminate amounts sought in certain of these actions, and the inherent unpredictability of litigation, the outcome in certain matters could, from time to time, have a material adverse effect on the Company’s results of operations or cash flows in particular quarterly or annual periods.
Apart from the inherent difficulty of predicting litigation outcomes, the following Mutual Funds Litigation discussion purports to seek substantial damages for unsubstantiated conduct spanning a multi-year period based on novel applications of complex legal theories. The alleged damages are not quantified or factually supported in the complaint, and, in any event, the Company’s experience shows that demands for damages often bear little relation to a reasonable estimate of potential loss. The matter is still in the early stages of litigation, with no substantive legal decisions by the court defining the scope of the claims or the potentially available damages; fact discovery is ongoing and expert discovery has not commenced. Accordingly, management cannot reasonably estimate the possible loss or range of loss, if any, or predict the timing of the eventual resolution of this matter.
Mutual Funds Litigation — In February 2011, a derivative action was brought on behalf of six Hartford retail mutual funds in the United States District Court for the District of New Jersey, alleging that Hartford Investment Financial Services, LLC (“HIFSCO”), an indirect subsidiary of the Company, received excessive advisory and distribution fees in violation of its statutory fiduciary duty under Section 36(b) of the Investment Company Act of 1940. HIFSCO moved to dismiss and, in September 2011, the motion was granted in part and denied in part, with leave to amend the complaint. In November 2011, plaintiffs filed an amended complaint on behalf of The Hartford Global Health Fund, The Hartford Conservative Allocation Fund, The Hartford Growth Opportunities Fund, The Hartford Inflation Plus Fund, The Hartford Advisors Fund, and The Hartford Capital Appreciation Fund. Plaintiffs seek to rescind the investment management agreements and distribution plans between HIFSCO and these funds and to recover the total fees charged thereunder or, in the alternative, to recover any improper compensation HIFSCO received, in addition to lost earnings. HIFSCO filed a partial motion to dismiss the amended complaint and, in December 2012, the court dismissed without prejudice the claims regarding distribution fees and denied the motion with respect to the advisory fees claims. In March 2014, the plaintiffs filed a new complaint that, among other things, added as new plaintiffs The Hartford Floating Rate Fund and The Hartford Small Company Fund and named as a defendant Hartford Funds Management Company, LLC (“HFMC”), an indirect subsidiary of the Company which assumed the role as advisor to the funds as of January 2013. In March 2015, the plaintiffs filed a new complaint that, among other things, removed The Hartford Small Company Fund as a plaintiff. Discovery is ongoing. HFMC and HIFSCO dispute the allegations and expect to file a motion for summary judgment in the second quarter of 2015.
Asbestos and Environmental Claims – As discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Property and Casualty Insurance Product Reserves, Net of Reinsurance - Property & Casualty Other Operations Claims, The Hartford continues to receive asbestos and environmental claims that involve significant uncertainty regarding policy coverage issues. Regarding these claims, The Hartford continually reviews its overall reserve levels and reinsurance coverages, as well as the methodologies it uses to estimate its exposures. Because of the significant uncertainties that limit the ability of insurers and reinsurers to estimate the ultimate reserves necessary for unpaid losses and related expenses, particularly those related to asbestos, the ultimate liabilities may exceed the currently recorded reserves. Any such additional liability cannot be reasonably estimated now but could be material to The Hartford’s consolidated operating results and liquidity.

Item 1A.	RISK FACTORS
Investing in The Hartford involves risk. In deciding whether to invest in The Hartford, you should carefully consider the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, any of which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of The Hartford. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by The Hartford with the SEC.

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
The following table summarizes the Company’s repurchases of its common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2015 - January 31, 2015	2,510,700	$40.17	2,510,700	$878
February 1, 2015 - February 28, 2015	1,863,820	$40.66	1,863,820	$802
March 1, 2015 - March 31, 2015	1,753,634	$41.91	1,753,634	$729
Total	6,128,154	$40.82	6,128,154

[1]
Excludes 1,298,123 shares in net settlement of employee tax withholding obligations related to equity awards under the Company's Incentive Stock Plan. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that otherwise would have been issued as a result of the vesting of equity awards. The Company paid approximately $53 million in employee tax withholding obligations related to net share settlements in the three months ended March 31, 2015.

Item 6.	EXHIBITS

See Exhibits Index on page	123.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Hartford Financial Services Group, Inc.
(Registrant)

Date:	April 27, 2015	/s/ Scott R. Lewis
Scott R. Lewis
Senior Vice President and Controller
(Chief accounting officer and duly authorized signatory)

THE HARTFORD FINANCIAL SERVICES GROUP, INC.
FOR THE QUARTER ENDED MARCH 31, 2015
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